Form 10-Q
period 1995-03-31
HOWTEK INC
filed 1995-05-08
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

(Mark One)

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                       OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number 1-9341
                       ------

                                  HOWTEK, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       02-0377419
- ---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

21 Park Avenue, Hudson, New Hampshire                                   03051
- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


                                (603) 882-5200
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES  X   NO
                                             ---     ---

As of the close of business on May 2, 1995, there were 7,924,268 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                     INDEX


                                                                                  PAGE
PART I   FINANCIAL INFORMATION

  Item 1      Financial Statements

              Balance Sheets as of March 31, 1995
               (unaudited) and December 31, 1994                                  3

              Statements of Operations for the three
               month periods ended March 31, 1995 and
               1994 (unaudited)                                                   4

              Statement of Changes in Stockholders' Equity
               for the three month period ended
               March 31, 1995 (unaudited)                                         5

              Statements of Cash Flows for the three month
               periods ended March 31, 1995 and 1994
               (unaudited)                                                        6

              Notes to Financial Statements (unaudited)                           7

  Item 2      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       8-9


PART II       OTHER INFORMATION

  Item 1      Legal Proceedings                                                   10

  Item 6      Exhibits and Reports on Form 8-K                                    10



Signatures                                                                        11


                                  HOWTEK, INC.

                                 BALANCE SHEETS

                                                    March 31, 1995     December 31, 1994
                                                    --------------     -----------------
                      Assets                          (unaudited)
                      ------
Current assets:
  Cash and equivalents                              $       492,564    $       649,455
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $121,210 in 1995 and $130,000 in 1994             7,465,190          8,000,716
  Inventory                                               8,820,377          7,863,012
  Prepaid and other                                         622,685            378,255
                                                    ---------------    ---------------
      Total current assets                               17,400,816         16,891,438
                                                    ---------------    ---------------

Property and equipment:
  Engineering and development equipment                   9,535,741          9,094,067
  Leasehold improvements                                    376,235            366,835
  Furniture and fixtures                                    185,564            184,444
  Motor vehicles                                              6,050              6,050
                                                    ---------------    ---------------
                                                         10,103,590          9,651,396
  Less accumulated depreciation and amortization          6,696,789          6,373,277
                                                    ---------------    ---------------
      Net property and equipment                          3,406,801          3,278,119
                                                    ---------------    ---------------

Other assets:
  Software development costs, net                         1,268,703          1,244,114
  Debt issuance costs, net                                  134,025            139,114
  Patents, net                                               19,417             21,064
                                                    ---------------    ---------------
      Total other assets                                  1,422,145          1,404,292
                                                    ---------------    ---------------

      Total assets                                  $    22,229,762    $    21,573,849
                                                    ===============    ===============

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
  Accounts payable                                  $     3,978,725    $     3,986,330
  Accrued expenses                                          727,254            825,198
                                                    ---------------    ---------------
      Total current liabilities                           4,705,979          4,811,528

Loan payable to principal stockholder                     1,578,604          1,000,000
Convertible subordinated debentures                       2,181,000          2,181,000
                                                    ---------------    ---------------
      Total liabilities                                   8,465,583          7,992,528
                                                    ---------------    ---------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 7,992,144 in 1995
    and 7,985,794 shares in 1994; outstanding
    7,924,268 in 1995 and 7,917,918 shares in 1994           79,921             79,858
  Additional paid-in capital                             43,790,592         43,760,455
  Accumulated deficit                                   (29,156,070)       (29,308,728)
  Treasury stock at cost (67,876 shares)                   (950,264)          (950,264)
                                                    ---------------    ---------------
      Stockholders' equity                               13,764,179         13,581,321
                                                    ---------------    ---------------

      Total liabilities and stockholders' equity    $    22,229,762    $    21,573,849
                                                    ===============    ===============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 THREE MONTHS       THREE MONTHS
                                                MARCH 31, 1995     MARCH 31, 1994
                                                --------------     --------------
Sales                                            $  5,851,750       $  4,724,218
Cost of Sales                                       3,623,628          3,118,118
                                                 ------------       ------------
Gross Margin                                        2,228,122          1,606,100
                                                 ------------       ------------
Operating expenses:
  Engineering and product development                 775,744            776,398
  General and administrative                          507,805            472,391
  Marketing and sales                                 696,582            778,369
                                                 ------------       ------------
      Total operating expenses                      1,980,131          2,027,158
                                                 ------------       ------------
Income (loss) from operations                         247,991           (421,058)
                                                 ------------       ------------

Interest expense - net                                 82,058             59,356
                                                 ------------       ------------

Income (loss) before tax provision                    165,933           (480,414)

Provision for income taxes                             13,275               -
                                                 ------------       ------------

Net income (loss)                                $    152,658       $   (480,414)
                                                 ============       ============

Net income (loss) per share
     Primary                                     $       0.02       $      (0.06)

Weighted average number of shares used in
  computing earnings per share
     Primary                                        7,973,393          7,871,294

See accompanying notes to financial statements.


                                                 HOWTEK, INC.

                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 (unaudited)

                                        COMMON STOCK
                                 ------------------------   ADDITIONAL
                                 NUMBER OF                   PAID-IN      ACCUMULATED     TREASURY     STOCKHOLDERS'
                               SHARES ISSUED    PAR VALUE    CAPITAL        DEFICIT        STOCK         EQUITY
                               -------------    ---------   ----------    -----------     --------     -------------
Balance at December 31, 1994     7,985,794      $  79,858   $43,760,455   $(29,308,728)  $(950,264)    $ 13,581,321

Issuance of common stock
  pursuant to incentive stock
  option plan.                       6,350             64        30,137                                      30,200

Net income                               -              -             -        152,658           -          152,658
                                 ---------      ---------   -----------   ------------   ---------     ------------
Balance at March 31, 1995        7,992,144      $  79,921   $43,790,592   $(29,156,070)  $(950,264)    $ 13,764,179
                                 =========      =========   ===========   ============   =========     ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         THREE MONTHS   THREE MONTHS
                                                        MARCH 31, 1995 MARCH 31, 1994
                                                        -------------- --------------
                                                                       (unaudited)
Cash flows from operating activities:
  Net income (loss)                                      $   152,658    $ (480,414)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization                              445,720       348,808
 (Increase) decrease:
    Accounts receivable                                      535,526      (257,184)
    Inventory                                               (957,365)      (45,500)
    Other current assets                                    (244,430)      (56,166)
  Increase (decrease):
    Accounts payable                                          (7,605)      424,282
    Accrued expenses                                         (97,944)      (12,413)
                                                         -----------    ----------
      Total adjustments                                     (326,098)      401,827
                                                         -----------    ----------

      Net cash provided by (used for)
       operating activities                                 (173,440)      (78,587)
                                                         -----------    ----------

Cash flows from investing activities:
  Patents, software development and other                   (140,061)     (244,050)
  Additions to property and equipment                       (452,194)     (407,971)
                                                         -----------    ----------
      Net cash used for investing activities                (592,255)     (652,021)
                                                         -----------    ----------

Cash flows from financing activities:
  Issuance of common stock for cash                           30,200           -
  Proceeds of loan payable to principal stockholder          578,604           -
                                                         -----------    ----------
      Net cash provided by financing activities              608,804           -
                                                         -----------    ----------

    Increase (decrease) in cash and equivalents             (156,891)     (730,608)
    Cash and equivalents, beginning of period                649,455     1,756,584
                                                         -----------    ----------
    Cash and equivalents, end of period                  $   492,564    $1,025,976
                                                         ===========    ==========

Supplemental disclosure of cash flow information:
  Interest paid                                          $    20,892    $   69,135
                                                         ===========    ==========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                         Notes to Financial Statements

                                 March 31, 1995


(1)      ACCOUNTING POLICIES


                 In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Howtek, Inc.'s most recent Annual Report on Form 10-K for the year ended December 31, 1994 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.



(2)      LEGAL PROCEEDINGS

                 On June 7, 1994 the Company filed a complaint in the United States District Court, District of New Hampshire, against TECO Electric & Machinery Co., Ltd. ("TECO"), several TECO subsidiaries a TECO employee, and a number of distributors of TECO products.
         The action seeks injunctive and declaratory relief as well as damages aggregating $17 million based on misappropriation of trade secrets, civil conspiracy, unfair competition and breach of contract. The Company claims, inter alia, that TECO breached an exclusive manufacturing contract it entered into with the Company to manufacture digital color scanners exclusively for the Company by selling scanners under its own labels. TECO has answered the complaint and asserted various counterclaims, including misrepresentation, and is claiming approximately $800,000 in payment for past due services. In April, 1995, the court denied Howtek's request for a preliminary injunction. The matter continues in the discovery stage and a trial is tentatively scheduled for December, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Sales for the first quarter of 1995 which ended March 31, 1995 were $5,851,750, an increase of 24% from 1994's first quarter sales of $4,724,218.

        The Company attributed the increase in sales during the first quarter of 1995 as compared to the first quarter of 1994 primarily to the increase in sales of the Scanmaster 7500.

        The Company recorded net income of $152,658 for the first quarter of 1995 as compared to a net loss of $480,414 recorded for the same period in 1994. The Company's gross margin on product sales was 38% for the first quarter of 1995 compared to 34% for the same period in 1994. The increase in gross margin is attributable primarily to sales of the Scanmaster 7500.

        Engineering and product development costs in the first three months of 1995 were $775,744 as compared to $776,398 in the first quarter of 1994.

        General and administrative expenses in the first quarter of 1995 were $507,805 which represents a 7.4% increase from the $472,391 recorded in the comparable period in 1994. This increase can be attributed mainly to increased legal expenses applicable to legal proceedings against a contract manufacturer.

        Marketing and sales expenses in the first three months of 1995 were $696,582 which represents a $81,787, or 11%, decrease over the comparable period in 1994. The decrease results mostly from the reduction in salaries due to the departure of personnel during the quarter.

        Net interest expense for the first quarter of 1995 was $82,058 compared to $59,356 for the first quarter of 1994. The increase resulted from the increase in the Revolving Loan Agreement with its Chairman, Robert Howard, from $1,000,000 to $1,578,604.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1995 the Company had current assets of $17,400,816, current liabilities of $4,705,979, working capital of $12,694,837, and the ratio of current assets to current liabilities was 3.7:1.

        Accounts receivable decreased by $535,526 during the first quarter of 1995. The decrease is due primarily to higher revenues in the fourth quarter of 1994 as compared to the first quarter of 1995.

        Inventory increased during the first quarter of 1995 in order to meet anticipated demand for the introduction of the new Scanmaster DX, Pro-G and 2500 product lines, as well as continued demand for the Scanmaster 7500 and Scanmaster 4500 product lines.

        Accounts payable increased slightly during the first quarter of 1995. The increase is due primarily to the purchase of materials for the Scanmaster 7500, Scanmaster 4500, Scanmaster DX, Pro-G and 2500 product lines.

        Pursuant to the exercise of employee stock options, the Company received $30,200 during the first quarter of 1995 compared to the first quarter of 1994 during which there were no stock options exercised. The exercise of stock options depends upon the market price of the Company's stock and the option exercise price for individual employees and its effect on future liquidity cannot be anticipated.

        Capital spending for equipment in the first quarter of 1995 amounted to $452,194 compared to $407,971 during the comparable period in 1994. The slight increase is attributable to production of the Scanmaster 7500 and Scanmaster 4500. The Company anticipates continuing the same level of capital spending for the balance of the year.

        The Company believes it can adequately fund its working capital and capital equipment requirements based upon its operations and line of credit available under the Revolving Loan Agreement with its Chairman of which $6,421,396 was available as of March 31, 1995.

PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On June 7, 1994 the Company filed a complaint in the United States District Court, District of New Hampshire, against TECO Electric & Machinery Co., Ltd. ("TECO"), several TECO subsidiaries, a TECO employee, and a number of distributors of TECO products. The action seeks injunctive and declaratory relief as well as damages aggregating $17 million based on misappropriation of trade secrets, civil conspiracy, unfair competition and breach of contract.
The Company claims, inter alia, that TECO breached an exclusive manufacturing contract it entered into with the Company to manufacture digital color scanners exclusively for the Company by selling scanners under its own labels. TECO has answered the complaint and asserted various counterclaims, including misrepresentation, and is claiming approximately $800,000 in payment for past due services. In April, 1995, the court denied Howtek's request for a preliminary injunction. The matter continues in the discovery stage and a trial is tentatively scheduled for December, 1995.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            HOWTEK, INC.
                                            -----------------------------
                                            Company



Date: May 3, 1995                           By: /s/ Anthony Finizio
                                                -------------------------
                                                Anthony Finizio
                                                President and Chief
                                                Operating Officer




Date: May 3, 1995                           By: /s/ Robert J. Lungo
                                                -------------------------
                                                Robert J. Lungo
                                                Chief Financial Officer