Form 10-Q
period 1995-06-30
HOWTEK INC
filed 1995-08-14
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

(Mark One)

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               --------------

                                      OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number 1-9341

                                 HOWTEK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  02-0377419
  --------------------------------         ------------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

 21 Park Avenue, Hudson, New Hampshire                      03051
----------------------------------------                  ---------
(Address of principal executive offices)                  (Zip Code)

                                  (603) 882-5200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                               Not Applicable
  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if  changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES  X   NO    .
                                            -----   ----

         As of the close of business on August 11, 1995, there were 8,010,894 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                     INDEX

                                                                                                      PAGE
PART I           FINANCIAL INFORMATION

  Item 1         Financial Statements

                 Balance Sheets as of June 30, 1995
                  (unaudited) and December 31, 1994                                                     3

                 Statements of Operations for the three
                  month periods ended June 30, 1995 and
                  1994 (unaudited) and for the six month
                  periods ended June 30, 1995 and 1994
                  (unaudited)                                                                           4

                 Statement of Changes in Stockholders' Equity
                  for the six month period ended June 30, 1995
                  (unaudited)                                                                           5

                 Statements of Cash Flows for the six month periods
                  ended June 30, 1995 and 1994 (unaudited)                                              6

                 Notes to Financial Statements (unaudited)                                              7


  Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                           8-9



PART II   OTHER INFORMATION

  Item 1         Legal Proceedings                                                                     10

  Item 6         Exhibits and Reports on Form 8-K                                                      10


Signatures                                                                                             11


                                  HOWTEK, INC.

                                 BALANCE SHEETS


                                                                 JUNE 30, 1995           DECEMBER 31, 1994
                                                                ----------------         -----------------
                                                                  (unaudited)
                              ASSETS
Current assets:
  Cash and equivalents                                          $        270,236         $        649,455
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $99,665 in 1995 and $16,662 in 1994                            8,305,160                8,000,716
  Inventory                                                            6,317,107                7,863,012
  Prepaid and other                                                      462,342                  378,255
                                                                ----------------         ----------------
      Total current assets                                            15,354,845               16,891,438
                                                                ----------------         ----------------

Property and equipment:
  Engineering and development equipment                               10,009,053                9,094,067
  Leasehold improvements                                                 376,235                  366,835
  Furniture and fixtures                                                 185,564                  184,444
  Motor vehicles                                                           6,050                    6,050
                                                                ----------------         ----------------
                                                                      10,576,902                9,651,396
  Less accumulated depreciation and amortization                       7,036,851                6,373,277
                                                                ----------------         ----------------
      Net property and equipment                                       3,540,051                3,278,119
                                                                ----------------         ----------------

Other assets:
  Software development costs, net                                      1,285,808                1,244,114
  Debt issuance costs, net                                               128,935                  139,114
  Patents, net                                                            17,770                   21,064
                                                                ----------------         ----------------
      Total other assets                                               1,432,513                1,404,292
                                                                ----------------         ----------------
      Total assets                                              $     20,327,409         $     21,573,849
                                                                ================         ================


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $      3,878,549         $      3,986,330
  Accrued expenses                                                       663,203                  825,198
                                                                ----------------         ----------------
      Total current liabilities                                        4,541,752                4,811,528

Loan payable to principal stockholder                                  2,578,604                1,000,000
Convertible subordinated debentures                                    2,181,000                2,181,000
                                                                ----------------         ----------------
      Total liabilities                                                9,301,356                7,992,528
                                                                ----------------         ----------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 8,006,394 in 1995
    and 7,940,594 shares in 1994; outstanding
    7,938,518 in 1995 and 7,871,294 shares in 1994                        80,064                   79,858
  Additional paid-in capital                                          43,873,324               43,760,455
  Accumulated deficit                                                (31,977,071)             (29,308,728)
  Treasury stock at cost (67,876 shares)                                (950,264)                (950,264)
                                                                ----------------         ----------------
      Stockholders' equity                                            11,026,053               13,581,321
                                                                ----------------         ----------------
      Total liabilities and stockholders' equity                $     20,327,409         $     21,573,849
                                                                ================         ================


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         THREE MONTHS                          SIX MONTHS
                                                            JUNE 30,                             JUNE 30,
                                               ---------------------------------    ---------------------------------
                                                     1995              1994               1995              1994
                                                         (unaudited)                         (unaudited)
Sales                                          $    5,356,900     $    6,092,770    $   11,208,650     $   10,816,988
Cost of Sales                                       3,380,072          3,955,318         7,003,700          7,073,436
                                               --------------     --------------    --------------     --------------
Gross Margin                                        1,976,828          2,137,452         4,204,950          3,743,552
                                               --------------     --------------    --------------     --------------
Operating expenses:
  Engineering and product development                 668,617            652,925         1,444,361          1,429,323
  General and administrative                          570,622            530,232         1,078,427          1,002,623
  Marketing and sales                                 809,462            707,978         1,506,044          1,486,347
  Restructuring charge (note 3)                     2,662,632          -                 2,662,632          -
                                               --------------     --------------    --------------     --------------
      Total operating expenses                      4,711,333          1,891,135         6,691,464          3,918,293
                                               --------------     --------------    --------------     --------------
Income (loss) from operations                      (2,734,505)           246,317        (2,486,514)          (174,741)
                                               --------------     --------------    --------------     --------------

Interest expense - net                                 99,771             62,722           181,829            122,078
                                               --------------     --------------    --------------     --------------

Income (loss) before tax provision                 (2,834,276)           183,595        (2,668,343)          (296,819)

Provision for income taxes                            (13,275)            -                  -                  -
                                               --------------     --------------    --------------     --------------

Net income (loss)                              $   (2,821,001)    $      183,595    $   (2,668,343)    $     (296,819)
                                               ==============     ==============    ==============     ==============

Net income (loss) per share                    $        (0.36)    $         0.02    $        (0.34)    $        (0.04)

Weighted average number of shares used in
  computing earnings per share                      7,928,919          7,871,294         7,923,755          7,871,294



See accompanying notes to financial statements.

                                  HOWTEK, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)


                                            Common Stock
                                      ------------------------       Additional
                                      Number of                       Paid-in    Accumulated       Treasury      Stockholders'
                                      Shares Issued   Par Value       Capital      Deficit          Stock          Equity
                                      -------------   ---------     -----------  ------------     ---------      -----------
Balance at December 31, 1994            7,985,794     $79,858       $43,760,455  $(29,308,728)    $(950,264)     $13,581,321

January through March, 1995
Issuance of common stock
  pursuant to incentive stock
  option plan.                              6,350          63            30,137                                       30,200

April through June, 1995
Issuance of common stock
  pursuant to incentive stock
  option plan.                             14,250         143            82,732                                       82,875

Net loss                                    -               -               -      (2,668,343)         -          (2,668,343)
                                       ----------     -------       -----------  ------------     ---------      -----------

Balance at June 30, 1995                8,006,394     $80,064       $43,873,324  $(31,977,071)    $(950,264)     $11,026,053
                                       ==========     =======       ===========  ============     =========      ===========




See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                              SIX MONTHS              SIX MONTHS
                                                             JUNE 30, 1995           JUNE 30, 1994
                                                            ---------------          --------------
                                                              (unaudited)             (unaudited)
Cash flows from operating activities:
  Net loss                                                  $   (2,668,343)         $     (296,819)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                                     663,574                 525,493
  Amortization                                                     255,754                 216,890
  Restructuring charge                                           2,662,632                  -
 (Increase) decrease:
    Accounts receivable                                           (304,444)             (1,864,648)
    Inventory                                                   (1,116,727)                (35,237)
    Other current assets                                           (84,087)                (66,182)
  Increase (decrease):
    Accounts payable                                              (107,781)              1,322,718
    Accrued expenses                                              (161,995)                (96,399)
                                                            --------------          --------------
      Total adjustments                                          1,806,926                   2,635
                                                            --------------          --------------

      Net cash provided by (used for)
       operating activities                                       (861,417)               (294,184)
                                                            --------------          --------------

Cash flows from investing activities:
  Patents, software development and other                         (283,975)               (453,318)
  Additions to property and equipment                             (925,506)               (609,022)
                                                            --------------          --------------
      Net cash used for investing activities                    (1,209,481)             (1,062,340)
                                                            --------------          --------------

Cash flows from financing activities:
  Issuance of common stock for cash                                113,075                  -
  Proceed of loan payable to principal stockholder               1,578,604                  -
                                                            --------------          --------------
      Net cash provided by financing activities                  1,691,679                  -
                                                            --------------          --------------

    Increase (decrease) in cash and equivalents                   (379,219)             (1,356,524)
    Cash and equivalents, beginning of period                      649,455               1,756,584
                                                            --------------          --------------
    Cash and equivalents, end of period                     $      270,236          $      400,060
                                                            ==============          ==============

Supplemental disclosure of cash flow information:
  Interest paid                                             $      151,191          $      140,155
                                                            ==============          ==============



See accompanying notes to financial statements.

                                  HOWTEK, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


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


(3)      RESTRUCTURING CHARGE

                 During the second quarter of 1995 the Company recorded a restructuring charge of $2,662,632 as a result of management's decision to exit certain markets in the graphic arts industry. Management intends to continue its efforts in other graphic arts markets as well as to enter new markets, including the medical imaging and life sciences markets. The restructuring charge represents provisions for losses on inventories related to the markets exited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


        Sales for the three months ended June 30, 1995 were $5,356,900, a decrease of $735,870 or 12% over the comparable period in 1994. Sales for the six months ended June 30, 1995 were $11,208,650, an increase of $391,662 or 4% over the comparable period in 1994.

         The Company attributed the decrease in sales during the three months ended June 30, 1995 as compared to the corresponding period in 1994 primarily to lower sales of the Scanmaster 7500. The Company attributed the increase in sales during the six months ended June 30, 1995 as compared to the corresponding period in 1994 primarily to sales of the Scanmaster 4500.

        The Company recorded a net loss of $2,821,001 for the three month period ended June 30, 1995, as compared to a profit of $183,594 over the comparable period in 1994. The Company recorded a net loss of $2,668,343 for the six months ended June 30, 1995 as compared to a net loss of $296,819 for the same period in 1994. Of the loss recorded in the three and six month periods ended June 30, 1995, $2,662,632 is attributed to a restructuring charge which was recorded in the second quarter of 1995 as a result of management's decision to exit certain markets in the graphic arts industry. Management intends to continue its efforts in other graphic arts markets as well as to enter new markets, including the medical imaging and life sciences markets. The restructuring charge represents provisions for losses on inventories related to the markets exited.

         The Company's gross margin on product sales was 37% for the second quarter of 1995 compared to 35% for the same period in 1994. The increase in gross margin is primarily due to the reduction in product costs attributable to ongoing cost reduction programs.

         Engineering and product development costs for the three and six month periods ended June 30, 1995 were unchanged compared to the comparable periods of 1994. The Company expects that engineering and product development costs will remain constant during the remainder of the year.

         General and administrative expenses in the three and six month periods ended June 30, 1995 were $40,390 and $75,804 or 8% higher than the comparable periods in 1994. This increase is mainly attributable to increased legal expenses applicable to legal proceedings against a contract manufacturer.

         Marketing and sales expenses in the three and six month period ended June 30, 1995 increased $101,484 and $19,697 or 14% and 1% over the comparable periods in 1994. The increase results primarily from increased promotional and trade show expenses.

         Net interest expense for the second quarter of 1995 was $99,771 compared to $62,722 for the second quarter of 1994. The increase resulted from the increase in the Revolving Loan Agreement with its Chairman and principal stockholder.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1995 the Company had current assets of $15,354,845, current liabilities of $4,541,752 and working capital of $10,813,093. The ratio of current assets to current liabilities was 3.4:1.

         Accounts receivable increased by $304,444 during the first six months of 1995. This increase can be attributed mainly to a slowness in the European marketplace related to Drupa, 1995, a major European trade show which takes place every five years.

         Inventory increased by $1,116,727 during the first six months of 1995 in order to meet anticipated demand for the introduction of the new Scanmaster DX, Pro-G and 2500 product lines, as well as anticipated demand for the Scanmaster 4500 product line.

         Pursuant to the exercise of employee stock options, the Company received $82,875 during the second quarter of 1995 compared to the second quarter of 1994 during which there were no stock options exercised. The exercise of stock options depends upon the market price of the Company's stock and the option exercise price for individual employees and its effect on future liquidity cannot be anticipated.

         Capital spending for equipment for the first six months of 1995 amounted to $925,506 compared to $609,022 during the comparable period in 1994. The increase is attributable to production of the Scanmaster 4500, DX, Pro-G and 2500 product lines. The Company anticipates continuing the same level of capital spending for the balance of the year.

         The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1995 and the line of credit available under the Revolving Loan Agreement with its Chairman of which $5,421,396 was available as of June 30, 1995.

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



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Howtek, Inc.
                                          ------------------------
                                                  Company)



Date: August 11, 1995
     -----------------                    By: /s/ M. Russell Leonard
                                             -----------------------------------
                                             M. Russell Leonard
                                             Executive Vice President
                                             Chief Operating Officer



Date: August 11, 1995
     -----------------                    By: /s/ Robert J. Lungo
                                             -----------------------------------
                                             Robert J. Lungo
                                             Vice President Finance,
                                             Chief Financial Officer