Form 10-Q
period 1995-09-30
HOWTEK INC
filed 1995-11-14
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

(Mark One)

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                       OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number 1-9341
                       ------

                                  HOWTEK, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     02-0377419
         --------                                     ----------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

         21 Park Avenue, Hudson, New Hampshire                   03051
         -------------------------------------                 ----------
     (Address of principal executive offices)                  (Zip Code)

                                 (603) 882-5200
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                  ---------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES  X   NO   .
                                             ---    ---

         As of the close of business on November 1, 1995, there were 7,947,018 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                     INDEX

                                                                                               PAGE
PART I   FINANCIAL INFORMATION

  Item 1         Financial Statements

                 Balance Sheets as of September 30, 1995
                  (unaudited) and December 31, 1994                                             3

                 Statements of Operations for the three
                  month periods ended September 30, 1995 and
                  1994 (unaudited) and for the nine month
                  periods ended September 30, 1995 and 1994
                  (unaudited)                                                                   4

                 Statement of Changes in Stockholders' Equity
                 for the nine month period ended September 30, 1995
                 (unaudited)                                                                    5

                 Statements of Cash Flows for the nine month periods
                 ended September 30, 1995 and 1994 (unaudited)                                  6

                 Notes to Financial Statements (unaudited)                                      7


  Item 2         Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                    8 -9



PART II   OTHER INFORMATION

  Item 1  Legal Proceedings                                                                     10

  Item 6  Exhibits and Reports on Form 8-K                                                      10


Signatures                                                                                      11

                                  HOWTEK, INC.

                                 BALANCE SHEETS

                                                       SEPTEMBER 30, 1995         DECEMBER 31, 1994
                                                       ------------------         -----------------
                      ASSETS                              (unaudited)
Current assets:
  Cash and equivalents                                 $          260,569         $         649,455
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $82,552 in 1995 and $57,738 in 1994                     7,505,331                 8,000,716
  Inventory                                                     6,933,047                 7,863,012
  Prepaid and other                                               344,276                   378,255
                                                       ------------------         -----------------
      Total current assets                                     15,043,223                16,891,438
                                                       ------------------         -----------------

Property and equipment:
  Engineering and development equipment                        10,167,659                 9,094,067
  Leasehold improvements                                          371,535                   366,835
  Furniture and fixtures                                          185,564                   184,444
  Motor vehicles                                                    6,050                     6,050
                                                       ------------------         -----------------
                                                               10,730,808                 9,651,396
  Less accumulated depreciation and amortization                7,395,742                 6,373,277
                                                       ------------------         -----------------
      Net property and equipment                                3,335,066                 3,278,119
                                                       ------------------         -----------------

Other assets:
  Software development costs, net                               1,269,910                 1,244,114
  Debt issuance costs, net                                        123,846                   139,114
  Patents, net                                                     16,123                    21,064
                                                       ------------------         -----------------
      Total other assets                                        1,409,879                 1,404,292
                                                       ------------------         -----------------

      Total assets                                     $       19,788,168         $      21,573,849
                                                       ==================         =================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $        3,786,053         $       3,986,330
  Accrued expenses                                                837,715                   825,198
                                                       ------------------         -----------------
      Total current liabilities                                 4,623,768                 4,811,528

Loan payable to principal stockholder                           3,078,604                 1,000,000
Convertible subordinated debentures                             2,181,000                 2,181,000
                                                       ------------------         -----------------
      Total liabilities                                         9,883,372                 7,992,528
                                                       ------------------         -----------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 8,013,394 in 1995
    and 7,980,444 shares in 1994; outstanding
    7,945,518 in 1995 and 7,912,568 shares in 1994                 80,134                    79,858
  Additional paid-in capital                                   43,913,566                43,760,455
  Accumulated deficit                                         (33,138,640)              (29,308,728)
  Treasury stock at cost (67,876 shares)                         (950,264)                 (950,264)
                                                       ------------------         -----------------
      Stockholders' equity                                      9,904,796                13,581,321
                                                       ------------------         -----------------

      Total liabilities and stockholders' equity       $       19,788,168         $      21,573,849
                                                       ==================         =================


See accompanying notes to financial statements.

                                                        HOWTEK, INC.

                                                  STATEMENTS OF OPERATIONS
                                                        (unaudited)


                                                          THREE MONTHS                         NINE MONTHS
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                -----------------------------        -----------------------------
                                                      1995           1994                  1995           1994
                                                          (unaudited)                          (unaudited)
Sales                                           $    4,303,024 $    6,416,661        $   15,511,674 $   17,233,650
Cost of Sales                                        2,939,590      3,965,254             9,943,290     11,038,691
                                                -------------- --------------        -------------- --------------
Gross Margin                                         1,363,434      2,451,407             5,568,384      6,194,959
                                                -------------- --------------        -------------- --------------
Operating expenses:
  Engineering and product development                  787,636        758,258             2,231,997      2,187,581
  General and administrative                           685,002        495,775             1,763,429      1,498,398
  Marketing and sales                                  935,200        709,767             2,441,244      2,196,115
  Restructuring charge  (note 3)                         -              -                 2,662,632          -
                                                -------------- --------------        -------------- --------------
      Total operating expenses                       2,407,838      1,963,800             9,099,302      5,882,094
                                                -------------- --------------        -------------- --------------
Income (loss) from operations                       (1,044,404)       487,607            (3,530,918)       312,865
                                                -------------- --------------        -------------- --------------

Interest expense - net                                 117,165         69,687               298,994        191,764
                                                -------------- --------------        -------------- --------------

Income (loss) before tax provision                  (1,161,569)       417,920            (3,829,912)       121,101

Provision for income taxes                               -              9,000                 -              9,000
                                                -------------- --------------        -------------- --------------

Net income (loss)                               $  (1,161,569) $      408,920        $  (3,829,912) $      112,101
                                                ============== ==============        ============== ==============
Net income (loss) per share                     $       (0.15) $         0.05        $       (0.48) $         0.01

Weighted average number of shares used in
  computing earnings per share                       7,941,415      7,931,086             7,929,706      7,924,879


See accompanying notes to financial statements.

                                                           HOWTEK, INC.

                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (unaudited)

                                           COMMON STOCK
                                   --------------------------     ADDITIONAL
                                     NUMBER OF                     PAID-IN     ACCUMULATED    TREASURY     STOCKHOLDERS'
                                   SHARES ISSUED    PAR VALUE      CAPITAL       DEFICIT        STOCK         EQUITY
                                   --------------   ----------   -----------   ------------   ---------    -------------
Balance at December 31, 1994          7,985,794      $79,858    $43,760,455   $(29,308,728)    $(950,264)   $13,581,321

January through March, 1995
Issuance of common stock
  pursuant to incentive stock
  option plan.                            6,350           63         30,137                                      30,200

April through June, 1995
Issuance of common stock
  pursuant to incentive stock
  option plan.                            14,250         143         82,732                                      82,875

July through September, 1995
Issuance of common stock
  pursuant to incentive stock
  option plan.                             7,000          70         40,242                                      40,312

Net loss                                       -           -              -     (3,829,912)            -     (3,829,912)
                                       ---------     -------    -----------   ------------     ---------     ----------
Balance at September 30, 1995          8,013,394     $80,134    $43,913,566   $(33,138,640)    $(950,264)    $9,904,796
                                       =========     =======    ===========   ============     =========     ==========



See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                             NINE MONTHS             NINE MONTHS
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                                1995                    1994
                                                            -------------           -------------
                                                             (unaudited)             (unaudited)
Cash flows from operating activities:
  Net loss                                                   $  (3,829,912)          $     112,101
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                                   1,022,465                 817,993
  Amortization                                                     389,300                 314,733
  Donation of treasury stock                                          -                     19,936
  Restructuring charge                                           2,662,632                   -
 (Increase) decrease:
    Accounts receivable                                            495,385              (3,079,466)
    Inventory                                                   (1,732,667)               (299,058)
    Other current assets                                            33,979                (105,244)
  Increase (decrease):
    Accounts payable                                              (200,277)              2,192,476
    Accrued expenses                                                12,517                  94,911
                                                             -------------           -------------
      Total adjustments                                          2,683,334                 (43,719)
                                                             -------------           -------------

      Net cash provided by (used for)
       operating activities                                     (1,146,578)                 68,382
                                                             -------------           -------------

Cash flows from investing activities:
  Patents, software development and other                         (394,887)               (590,382)
  Additions to property and equipment                           (1,079,412)               (935,812)
                                                             -------------           -------------
      Net cash used for investing activities                    (1,474,299)             (1,526,194)
                                                             -------------           -------------

Cash flows from financing activities:
  Issuance of common stock for cash                                153,387                 184,638
  Proceed of loan payable to principal stockholder               2,078,604                   -
                                                             -------------           -------------
      Net cash provided by financing activities                  2,231,991                 184,638
                                                             -------------           -------------

    Increase (decrease) in cash and equivalents                   (388,886)             (1,273,174)
    Cash and equivalents, beginning of period                      649,455               1,756,584
                                                             -------------           -------------
    Cash and equivalents, end of period                      $     260,569           $     483,410
                                                             =============           =============
Supplemental disclosure of cash flow information:
  Interest paid                                              $     247,198           $     146,992
                                                             =============           =============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995



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



(2)      LEGAL PROCEEDINGS

                 The lawsuit by the Company against TECO Electric & Machinery Co., Ltd., as previously reported in the Company's 1994 Annual Report on Form 10-K, and in Quarterly Reports on Form 10-Q for the periods ending March 31, and June 30, 1995, is in the final stages of discovery and as yet no date has been set for trial. The Company originally sought damages in its complaint in the amount of $17 million. However, an expert retained by the Company to testify at the trial has now concluded that the Company's damages as a result of TECO's actions and omissions are substantially in excess of the amount specifically alleged in the complaint. There can be no assurance that the Company will be successful in the action, or if it is, as to the amount of damages it may be awarded.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

         Sales for the three months ended September 30, 1995 were $4,303,024, a decrease of $2,113,637 or 33% over the comparable period in 1994. Sales for the nine months ended September 30, 1995 were $15,511,674, a decrease of $1,721,976 or 10% over the comparable period in 1994.

         The Company attributed the decrease in sales during the three and nine month periods ended September 30, 1995 as compared to the corresponding periods in 1994 primarily to lower sales of the Scanmaster 7500.

          The Company recorded a net loss of $1,161,569 for the three month period ended September 30, 1995, as compared to a profit of $408,920 over the comparable period in 1994. The Company recorded a net loss of $3,829,912 for the nine months ended September 30, 1995, as compared to a profit of $121,101
for the same period in 1994.   Of the loss recorded in the nine month period
ended September 30, 1995, $2,662,632 is attributed to a restructuring charge which was recorded in the second quarter of 1995 as a result of management's decision to exit certain markets in the graphic arts industry.

         The Company's gross margin on product sales was 32% for the third quarter of 1995 compared to 38% for the same period in 1994. The decrease in gross margin is primarily due to lower sales of the Scanmaster 7500.

         Engineering and product development costs for the three and nine month periods ended September 30, 1995 were unchanged compared to the comparable periods of 1994.

         General and administrative expenses in the three and nine month periods ended September 30, 1995 were $189,227 and $265,031 or 38% and 18%
higher than the comparable periods in 1994.   This increase is mainly
attributable to increased legal expenses.

         Marketing and sales expenses in the three and nine month periods ended September 30, 1995 increased $225,433 and $245,129 or 32% and 11% over the comparable periods in 1994. The increase results from increases in salaries, advertising, promotional and trade show expenses. The level of expenditures is expected to decrease slightly during the fourth quarter of 1995.

         Net interest expense for the third quarter of 1995 was $117,165 compared to $69,687 for the third quarter of 1994. The increase results from the increase in the Revolving Loan Agreement with its Chairman and principal stockholder.



LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1995 the Company had current assets of $15,043,223, current liabilities of $4,623,768 and working capital of $10,419,455. The ratio of current assets to current liabilities was 3.2:1.

         Accounts receivable decreased by $495,385 during the first nine months of 1995. This decrease is due primarily to higher revenues in the fourth quarter of 1994 as compared to the third quarter of 1995 and is mainly attributable to fluctuation in Scanmaster 7500 revenues.

         Inventory increased by $1,732,667 during the first nine months of 1995 in order to meet anticipated demand for the Scanmaster DX, Pro-G and 2500 product lines, as well as anticipated demand for the Scanmaster 4500 and Scanmaster 7500 product lines.

         Pursuant to the exercise of employee stock options, the Company received $40,312 during the third quarter of 1995 and $184,637 during the corresponding period in 1994. The exercise of stock options depends upon the market price of the Company's stock and the option exercise price for individual employees and its effect on future liquidity cannot be anticipated.

         Capital spending for equipment for the first nine months of 1995 amounted to $1,079,412 compared to $935,812 during the comparable period in 1994. The increase is attributable to production of the Scanmaster 4500, DX, Pro-G and 2500 product lines. The Company anticipates lower levels of capital spending for the balance of the year.

         The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1995 and the line of credit available under the Revolving Loan Agreement with its Chairman of which $4,921,396 was available as of September 30, 1995.

PART II      OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

         The lawsuit by the Company against TECO Electric & Machinery Co., Ltd., as previously reported in the Company's 1994 Annual Report on Form 10-K, and in Quarterly Reports on Form 10-Q for the periods ending March 31, and June 30, 1995, is in the final stages of discovery and as yet no date has been set for trial. The Company originally sought damages in its complaint in the amount of $17 million. However, an expert retained by the Company to testify at the trial has now concluded that the Company's damages as a result of TECO's actions and omissions are substantially in excess of the amount specifically alleged in the complaint. There can be no assurance that the Company will be successful in the action, or if it is, as to the amount of damages it may be awarded.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Howtek, Inc.
                                    --------------------------
                                             (Company)



Date:  November  , 1995                   By: /s/  M. Russell Leonard
                                          ---------------------------
                                          M. Russell Leonard
                                          Executive Vice President
                                          Chief Operating Officer


Date:  November  , 1995                   By: /s/ Robert J. Lungo
                                          ---=-----------------------
                                          Robert J. Lungo
                                          Vice President Finance,
                                          Chief Financial Officer