Form 10-K405
period 1995-12-31
HOWTEK INC
filed 1996-03-26
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                               -----------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM            TO            .
                                    -----------   -----------

     COMMISSION FILE NUMBER   1-9341
                              ------

                                  HOWTEK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                          02-0377419
-------------------------------                  -------------------------------
STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                               NUMBER)

21 PARK AVENUE, HUDSON, NEW HAMPSHIRE                                    03051
----------------------------------------                              ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:(603) 882-5200
                                                   --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                  WHICH REGISTERED
---------------------------                          ---------------------------
9% CONVERTIBLE SUBORDINATED                          PHILADELPHIA STOCK EXCHANGE
DEBENTURES DUE 2001

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS
                                 --------------
                          COMMON STOCK, $.01 PAR VALUE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                    YES  X                   NO
                        ---                     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's stock on December 29, 1995 was $47,348,284.

     As of March 5, 1996 the Registrant had 7,964,218 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III (Items 10, 11, 12, and 13) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement with respect to its 1996 Annual Stockholders' meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART I
                                     ------

ITEM 1.   BUSINESS.
------    --------

GENERAL

     Howtek, Inc. (the "Company"), a Delaware corporation located in Hudson, New Hampshire, was formed in February 1984. The Company designs, engineers, develops and manufactures digital image scanners, densitometers, film digitizers and related software for applications in the graphic arts, medical imaging and life sciences markets. The Company sells its products throughout the world through various distributors, resellers, systems integrators and OEM's.

GENERAL DEVELOPMENTS OVER THE PAST FIVE YEARS

     During the past five years the Company has expanded its product offering and the markets into which it sells. In the graphic arts market, which includes printers, publishers, trade shops, service bureaus, desktop publishers and photo retouchers, the Company sells the Scanmaster 7500 and 4500 pmt (photo-multiplier tube) drum scanners, the Scanmaster 2500 ccd (charge coupled device) array flatbed scanner, and Trident[TRADEMARK], Aurora[TRADEMARK] and Polaris[TRADEMARK] software applications. None of these products existed five years ago and they service a broader range of the graphic arts market than the Company's preceding product line. The Company has also expanded into the medical imaging and life sciences markets. With the Scanmaster DX film digitizer and Scanmaster Pro-G densitometer, the Company is able to address the demand for reliable, fast, high quality and affordable methods of capturing data from x-rays and DNA sequences.

SCANNER TECHNOLOGY

     The Company's scanner products are based on charge coupled device ("ccd") array technology and photomultiplier tube ("pmt") technology. CCD scanners use a flatbed design and focus an array of light sensors across the width of the scan area while pmt scanners focus a single scanning beam on a rotating drum.

CCD ARRAY SCANNERS

     In 1995 the Company added to its family of desktop scanners with the announcement of the Scanmaster[TRADEMARK] 2500 ccd flatbed scanner and commenced customer shipments of the Scanmaster Pro-G ccd flatbed scanner.

     The Scanmaster 2500, which is targeted at the graphic arts market, is a flatbed scanner that utilizes a tri-linear array, the latest in ccd technology. This array allows for greater accuracy and less noise as well as making the 2500 a faster scanner. The Scanmaster 2500 has the ability to scan both reflective and transmissive, positive and negative, originals up to 13 x 18 inches. Additional features include a 3.4 optical density, single pass scanning and a resolution of 600 x 1200 dpi native, with interpolation from 50 to 4800 total range. The Scanmaster 2500 is suitable for scanning artboards, large maps, full size books, sketches, and negatives or halftones. Shipment of the Scanmaster 2500 commenced in April of 1995. In September 1995, the Scanmaster 2500 was selected as a winner of Publish magazine's "Impact" award for innovation in the field of electronic publishing.

     The Scanmaster Pro-G and DX are targeted at the life sciences and medical imaging markets respectively. Features of both scanners include: scanning areas up to 13 x 18 inches, optical density of up to 3.4 and standard SCSI-2 interface. The Pro-G captures images over a resolution range of 64 to 1024 dpi. The DX can digitize films with a 50 micron spot size. The Pro-G is used for reproducing DNA/RNA protein samples captured in gels, radiographs and photographs for applications ranging from forensics to genetic research. The DX is an X-ray film digitizer and is also used for digitally reproducing radiographs. This digitizer is ideal for PACS (Picture Archiving and Communication System), clinical diagnosis and teleradiology. The DX received FDA clearance to market at the end of January 1996.

PMT SCANNERS

     PMT scanner products of the Company consist of the Scanmaster 7500 Pro large format drum scanner and the Scanmaster 4500. The Scanmaster 7500 Pro and the 4500 are sold under the Howtek label and are also sold to OEM's which sell the scanner under their own names.

     The Scanmaster 7500 Pro is a large format, high volume, production scanner. Features include a scanning area of up to 18.5 x 24 inches, reflective, transparent, positive and negative image scanning and enlargement capabilities from 10% to 10.667%. The 7500 is targeted at large volume color separators, trade shops and commercial printers.

     The Scanmaster 4500 features a scanning area of 11.0 x 11.8 inches, the ability to scan line art, grayscale and color on reflective or transparent images, in both positives and negatives. Additional features include enlargement capabilities ranging from 10% to 2400%, auto and manual focus with 12 aperture settings, 12 bits of data per color, 4096 levels of grayscale, drum speed of 300 to 1200 rpm's, SCSI-2 interface, optical density of 0 to 3.8, operating on Macintosh [registered trademark], Windows [trademark] and UNIX [trademark] operating systems.

----------
Macintosh is a trademark of Apple Computer, Inc. Windows is a trademark of Microsoft Corporation. UNIX is a trademark of AT&T Corporation. Scanmaster is a trademark of Howtek, Inc.

MATERIAL CONTRACTS

     In early 1995 the Company entered into a Standard Configuration OEM Agreement with Crosfield Electronics Limited. The effective date of the Agreement was December 22, 1994 and has an initial term of 18 months with automatic 12 month renewal terms. Under the Agreement the Company agreed to sell its Scanmaster 4500 drum scanner to Crosfield for resale by Crosfield under its own label. The Agreement is set forth as Exhibit 10(e) to this Report on Form 10-K.

SOURCES AND AVAILABILITY OF MATERIALS

     The electronics industry is subject to periodic fluctuations in the production capacity of integrated circuit manufacturers and other key suppliers. Currently, the Company believes that there are adequate sources and availability of the components necessary to manufacture its products.

COMPETITION

     The Company faces competition in the graphic arts markets for CCD array and PMT scanner markets as well as in the medical imaging and life sciences markets for x-ray digitizers and densitometers. Among its competitors are numerous foreign and domestic digital scanner companies. Many of these competitors are well established, have financial, engineering, manufacturing and distribution resources substantially greater than those of the Company, and have established reputations for success in the development, sale and service of products that will be competitive with those of the Company. The principal methods of competition in these markets are price, performance, proprietary hardware and software, and service. During 1995 the Company continued to experience significant competition in these markets.

WORKING CAPITAL REQUIREMENTS

     The principal working capital requirements of the Company are those characteristic of any electronics manufacturing company with regard to the management of the work in process and the inventory of finished goods arising from such manufacturing activities. In addition, because a significant portion of the Company's sales are derived from foreign sales (see Note 8 to Notes to Financial Statements) the Company must carry the expense of the longer repayment cycles accorded to foreign distributors and OEM's.

PATENTS

     The Company has seventeen United States patents with respect to its scanner, pre-press and phase change ink jet technology. Eleven of the patents relate to the Company's ink jet technology which the Company is not currently using in any of its products, but which it has licensed to a number of other companies. Six patents relate to the Company's scanner and pre-press technology which is the basis of its current business. These patents help the Company maintain a proprietary position in the scanner market, but because of the pace of innovation in that market it is difficult to determine the overall importance of these patents to the Company.

     The Company has filed foreign patent applications on some of these patents and plans to file additional domestic and foreign applications when it believes such protection will benefit the Company.

     There is no assurance that additional patents will be obtained either in the United States or in foreign countries or that existing or future patents or copyrights will provide substantial protection or commercial benefit to the Company.

     There is rapid technological development in the Company's markets with concurrent extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technologies have been independently developed and do not infringe the patents of others, certain components of the Company's products could infringe patents, either existing or which may be issued in the future, in which event the Company may be required to modify its designs or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions; and the failure to do either of the foregoing could have a material adverse effect upon the Company's business.

     In addition to protecting its technology and products by seeking patent protection when deemed appropriate, the Company also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. The Company requires all of its employees to execute confidentiality agreements. Insofar as the Company relies on confidentiality arrangements, there is no assurance that others will not independently develop similar technology or that the Company's confidentiality agreements will not be breached.

     All key officers and employees have agreed to assign to the Company certain technical and other information and patent rights, if any, acquired by them during their employment with the Company and after any termination of their employment with the Company (if such information or rights arose out of information obtained by them during their employment).

ENGINEERING AND PRODUCT AND SOFTWARE DEVELOPMENT

     For the years ended December 31, 1995, 1994 and 1993 the

Company spent $2,788,281, $2,890,182, and $3,162,252, respectively, on engineering and product development. In addition, for the years ended December 31, 1995, 1994 and 1993 the Company spent $445,106, $709,505, and $839,829 respectively, on software development.

MANUFACTURING

     The Company manufactures all of its hardware products at its Hudson, New Hampshire facilities and sublicenses some of its software products from third parties.

EMPLOYEES

     On December 31,1995 the Company had 116 full-time employees.

CUSTOMERS

     During 1995, 36% of the Company's sales were made to Techexport, Inc., a foreign distributor of the Company's scanner product and 20% of sales were made to Crosfield Electronics Limited, an original equipment manufacturer ("OEM") which sells the Scanmaster 4500 under its own label. A reduction in purchases by either company could have a material impact on the Company's sales, however, the Company believes there are other channels of distribution and potential OEM customers available.

BACKLOG

     The dollar amount of the Company's backlog, or orders believed to be firm, as of December 31, 1995 was approximately $740,000 as compared to approximately $20,000 on the corresponding date in 1994.

ENVIRONMENTAL PROTECTION

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the company.

EXPORT SALES

     Certain financial information about export sales is set forth in Note 8 to Notes to Financial Statements accompanying this Report on Form 10-K.


EXECUTIVE OFFICERS OF THE COMPANY.


      Name               Age                Position
      ----               ---                --------

David R. Bothwell        47       President, Chief Executive Officer,
                                  Director

M. Russell Leonard       50       Executive Vice President, Chief
                                  Operating Officer

Drew E. Woodworth        45       Vice President Operations

Robert A. Dusseault      58       Vice President, Sales and Marketing

Randal L. Herring        47       Vice President Sales and Marketing,
                                  Medical Imaging Group

Robert J. Lungo          48       Vice President, Chief Financial
                                  Officer

Michael Varanka          42       Senior Vice President, Technology

Anthony Finizio (1)      52       President, Chief Operating Officer

----------
(1) Mr. Finizio resigned on May 30, 1995.


     David R. Bothwell rejoined the Company on December 8, 1993, as Chief Executive Officer and Acting President after having left on February 26, 1993, for health reasons. In April of 1994, he relinquished the position of President to Mr. Finizio, and then, on May 30, 1995, he resumed the position of President. Prior to his departure in 1993, Mr. Bothwell had served as President and Chief Operating Officer of the Company since June 1988, and Director and Chief Financial Officer since August 1988. From October 1985, to June 1988, Mr. Bothwell served as Executive Vice President and Chief Operating Officer of Daymarc Corporation, a manufacturer of automatic test handlers for the semiconductor industry.

     M. Russell Leonard joined the Company in April 1990 as Vice President Programs & Administration. In December 1991 he was named Vice President, Operations and Programs in February 1993 he was named Executive Vice
President and in May of 1995 he was named Chief Operating Officer. From November 1987 to April 1990 he operated his own business in the water treatment industry. From 1985 to 1987 Mr. Leonard worked as the Director of Program Management for the Serial Computer Printer Group, at Dataproducts Corp.

     Drew E. Woodworth joined the Company in December 1995 as Vice President of Operations. Previously he worked for Nashua Corp., a manufacturer of various computer memory and office products, since 1977 where he served in many capacities including; Operations Manager from December 1993 to December 1995, Manufacturing Manager of Duct and Masking Tape Operations from October 1988 to December 1993, Corporate Purchasing Manager, Industrial Tape Division from May 1987 to October 1988, and Finishing Manager of Duct and Masking Tape Division from December 1985 to May 1987

     Robert A. Dusseault joined the Company in August 1995 as Vice President of Sales and Marketing. From August 1993 to May 1995 he was Vice President of Sales and Customer Support for Iris Graphics, Inc., a high-end digital inkjet company. From September 1992, to July 1993, Mr. Dusseault was Senior Director of Reseller Operations for Iris Graphics. From 1988 to 1992 he was Director of Strategy and Business Planning for Asia Operations of the Bull Worldwide Informations Systems Inc., International Division.

     Randal L. Herring joined the Company in January of 1996 as Vice President Sales and Marketing, Medical Imaging Group. Previously he had spent 25 years at General Electric Company in various positions, including from December 1994 until joining Howtek as Regional Product Manager of x-ray products, from June 1993 to June 1994 as Strategic Accounts Manager, from February 1992 to May 1993 as Regional Product Manager, CT products, and from April 1983 to February 1993 as Full Line Sales Representative, CT sales.

     Robert J. Lungo joined the Company on April 11, 1994 as Vice President, Chief Financial Officer. From August of 1992 to April 1994 he was Vice President, Chief Financial Officer of Juno Enterprises, Inc., an electronics company, in Minneapolis, MN. From June 1991 to August 1992 he was Program Director at the Company. From September 1985 to June 1991 he was Vice President, Chief Financial Officer at Daymarc Corporation in Waltham, MA.

     Michael Varanka joined the Company in June 1989 and was appointed Vice President, Engineering in January 1990. In December 1993 he was appointed Senior Vice President, Technology. Previously he spent six years at Dataproducts Corp., a manufacturer of serial impact, thermal transfer and solid ink printers where he held several key engineering positions including Director of Engineering and Director of Solid Ink Engineering.

     Mr. Anthony Finizio joined the Company as an employee in March 1994, and in April 1994 was named President, Chief Operating Officer. He resigned on May 30, 1995. From June 1992 to the date of his joining the Company, he served as a consultant to various companies. From January 1991 to June 1992 Mr. Finizio was President of Houston Instrument which designed, manufactured and sold plotters and computer aided design ("CAD") scanners. From 1980 to January 1991 he was a Vice President of Howmet Corporation.

ITEM 2.  PROPERTIES
------   ----------

     The Company's principal executive offices and research and development laboratory are located at 21 Park Avenue, Hudson, New Hampshire. The facility consists of approximately 21,000 square feet of office and research and development space and is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors of the Company, pursuant to a lease which expires September 30, 1996 at an annual rent of $78,500. Additionally, the Company is required to pay real estate taxes, provide insurance and maintain the premises.

     The Company leases an additional 36,100 square feet of office, manufacturing and warehouse space adjacent to its current facility which it believes will be adequate to support its planned growth. If the Company decides to seek additional or replacement facilities, it believes there is adequate facilities available at commercially reasonable rates.

ITEM 3.   LEGAL PROCEEDINGS.
------    -----------------

     On June 7, 1994 the company filed a complaint in the United States District Court, District of New Hampshire against TECO Electric & Machinery Co. Ltd. ("TECO"), several TECO subsidiaries, a TECO employee, and a number of distributors of TECO products. The Company claims, inter alia, that TECO breached an exclusive manufacturing contract it entered into with the Company to manufacture digital color scanners exclusively for the Company by selling scanners under its own labels and those of other companies. The Company's claim is based upon misappropriation of trade secrets, civil conspiracy, unfair competition, and breach of contract. The Company initially sought damages in its complaint in the amount of $17 million, however, an expert retained by the Company to testify at the trial has subsequently concluded that the Company's damages, as a result of TECO's actions and omissions, are substantially in excess of the amount alleged in the complaint. TECO has answered the complaint and asserted various counterclaims, including misrepresentation and breach of contract, and is claiming approximately $3,000,000 in payment for past due services and breach of obligations by the Company to allow TECO to manufacture other scanner products for the Company. The court has instructed the parties to engage in alternative dispute resolution to attempt to resolve the dispute. A date for trial has not been set. There can be no assurance that the Company will be successful in the action, or if it is, as to the amount of damages it may be awarded.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
------    ---------------------------------------------------

          Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ---------------------------------------------------------------------


         The Company's Common Stock is traded on the NASDAQ National Market under the symbol "HOWT". Prior to July 13, 1995 the Company's Common Stock was traded on the American Stock Exchange under the symbol "HTK". The following table sets forth the range of high and low bid prices for each full quarterly period and partial quarterly period during 1995, while the Company's Common
Stock was traded on NASDAQ and also sets forth the high and low sales prices for each full quarterly period and partial quarterly period in 1995 and 1994, while the Company's Common Stock was traded on the American Stock Exchange.

                               High              Low
Fiscal year ended
December 31, 1994
First Quarter                $ 9-1/8            $6-1/4
Second Quarter                 8-1/2             6
Third Quarter                 11-3/8             6-5/8
Fourth Quarter                10-3/8             8

Fiscal year ended
December 31, 1995
First Quarter                 10-7/8             6-3/4
Second Quarter                10-5/8             8
Third Quarter (7/01-7/13/95)  10-3/8             7-5/8

Third Quarter (7/14-9/30/95)  11-1/2             7-1/2
Fourth Quarter                10-1/4             6-1/2

     As of February 12, 1996 there were approximately 357 holders of record of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock to date, and the payment of cash dividends in the foreseeable future is not contemplated by the Company. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant to the Company's Board of Directors. There are no non-statutory restrictions on the Company's present or future ability to pay dividends.


ITEM 6.   SELECTED FINANCIAL DATA
------    -----------------------

SELECTED STATEMENT OF OPERATIONS DATA
                                                                          YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                   1995            1994            1993            1992            1991
Sales                                           $20,603,654     $24,370,329     $20,550,105     $23,008,565     $11,877,999
Gross margin                                      6,619,835       9,237,115       7,506,127      11,374,615       4,257,628
Other expenses (income) - net                             0               0        (570,025)              0               0
Restructuring charge                              2,662,632               0               0               0               0
Total operating expenses                         11,441,837       8,020,469       7,961,622       7,197,291       8,819,308
Income (loss) from operations                    (4,822,002)      1,216,647        (455,495)      4,177,324      (4,561,680)
Interest expense - net                              433,045         259,227         329,461         369,653         474,864
Pre-tax income (loss)                            (5,255,047)        957,420        (784,956)      3,807,671      (5,036,544)
Provision for income taxes                                0          77,000           4,903          35,000               0
Net Income (loss)                                (5,255,047)        880,420        (789,859)      3,772,671      (5,036,544)
Net Income (loss) per share                           (0.66)           0.11           (0.10)           0.49           (0.67)



SELECTED BALANCE SHEET DATA
                                                                          AS OF ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                   1995            1994            1993            1992            1995
Total current assets                            $14,137,204     $16,891,438     $13,834,468     $15,987,231     $11,941,542
Total assets                                     18,495,240      21,573,849      18,120,557      19,611,320      15,073,869
Total current liabilities                         4,203,168       4,811,528       2,467,054       2,635,878       2,720,023
Loan payable to principal stockholder             3,578,604       1,000,000       1,000,000       2,100,000       2,000,000
Convertible Subordinated Debentures               2,181,000       2,181,000       2,181,000       2,181,000       2,181,000
Stockholders' equity                              8,532,468      13,581,321      12,472,503      12,694,442       8,172,846



SELECTED QUARTERLY DATA
                                                                                                EARNINGS
                                                                    GROSS        ------------------------------------------
                                                   SALES            MARGIN       EARNINGS (LOSS)          PER SHARE PRIMARY
                                                   -----            ------       ---------------          -----------------
1994 QUARTER ENDED:
-------------------
     March 31                                    $4,724,218       $1,606,100        ($480,414)                $(0.06)
     June 30                                      6,092,770        2,137,452          183,595                   0.02
     September 30                                 6,416,661        2,451,407          408,920                   0.05
     December 31                                  7,136,679        3,042,154          768,318                   0.10

1995 QUARTER ENDED:
-------------------
     March 31                                    $5,851,750       $2,228,122         $152,658                  $0.02
     June 30                                      5,356,900        1,976,828       (2,821,001)                 (0.36)
     September 30                                 4,303,024        1,363,434       (1,161,569)                 (0.15)
     December 31                                  5,091,980        1,051,451       (1,425,135)                 (0.18)


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------    -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          -----------------------------------

RESULTS OF OPERATIONS

Year Ended December 31, 1995 compared to Year Ended December 31, 1994
---------------------------------------------------------------------

     Sales for the year ended December 31, 1995 were $20,603,654 a decrease of 15% from sales during the year ended December 31, 1994 of $24,370,329.

     The decrease in sales is due primarily to the general weakness of the graphic arts market in North America which resulted in a lower level of sales of the Scanmaster 7500. In an effort to increase demand of the Scanmaster 7500 in 1996, the Company entered into agreements with third party software vendors during the fourth quarter of 1995 to make additional software options available to customers.

     The Company's gross margin decreased from 38% in 1994 to 32% in 1995. This decrease resulted primarily from the increased percentage of OEM and international sales at higher discounts causing lower overall gross margins.

     Engineering and product development costs (net of capitalized software development costs of $445,106 and $709,505 for 1995 and 1994 respectively) decreased slightly from $2,890,182 in 1994 to $2,788,281 in 1995. The level of engineering and product development spending is expected to decrease slightly in 1996.

     General and administrative expense increased 20% from $2,210,204 in 1994 to $2,651,905 in 1995. This increase was due primarily to the increase in legal fees, of about $450,000 in 1995, in connection with a lawsuit against a former contract manufacturer. See Note 11 of Notes to Financial Statements.

     Marketing and sales expenses during 1995 were $3,339,019 which represents a 14% increase from $2,920,082 for 1994. The increase results from increases in salaries, advertising, promotional and trade show expenses.

     Net interest expense increased 67% from $259,227 in 1994 to $433,045 in 1995 due to the increase in the Company's loan with Robert Howard, its Chairman and principal stockholder. See Note 4 of Notes to Financial Statements.

     The Company reported a net loss of $5,255,047 for the year ended December 31, 1995 as compared to net income of $880,420 for the year ended December 31, 1994, which included a restructuring charge of $2,662,632. Additional reserves totalling $500,000, for inventory and accounts receivable, were recorded in the fourth quarter of 1995. See Note 3 of Notes to Financial Statements.


Year Ended December 31, 1994 compared to Year Ended December 31, 1993
---------------------------------------------------------------------


     Sales for the year ended December 31, 1994 were $24,370,329 an increase of 19% from sales during the year ended December 31, 1993 of $20,550,105.

     The increase in sales in 1994 resulted from the shipment of the Scanmaster 7500 beginning in the first quarter of 1994 and the introduction and shipment of the Scanmaster 4500 beginning in the third quarter of 1994, combined with continuing shipments of the Company's ccd array flatbed scanner products.

     The Company's gross margin increased slightly from 37% in 1993 to 38% in 1994 as a result of the Company bringing in-house the manufacture of all its products. The Company recorded a 43% gross margin in the fourth quarter of 1994 resulting primarily from a cost reduction program on both the Scanmaster 7500 and Scanmaster 4500 product lines.

     Engineering and product development costs (net of capitalized software development costs of $709,505 and $839,829 for 1994 and 1993 respectively) decreased 9% from $3,162,252 in 1993 to $2,890,182 in 1994.

     General and administrative expense decreased slightly from $2,394,528 in 1993 to $2,210,204 in 1994. This decrease was due primarily to decreases in bad debt provisions and legal fees.

     Marketing and sales expenses during 1994 were $2,920,082 which represents a 2% decrease from $2,974,867 for 1993. The reason the Company was able to increase sales by 19% without increasing marketing and selling expenses was primarily because it used its promotional resources more efficiently by cutting back on trade show expenditures and spending more on selective advertising.

     Net interest expense decreased 21% from $329,461 in 1993 to $259,227 in 1994 due to the reduction in the Company's loan with Robert Howard, its Chairman and principle stockholder. See Note 3 of Notes to Financial Statements.

     The Company reported net profit of $880,420 for the year ended December 31, 1994 as compared to a net loss of $789,859 for the year ended December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of the $8,000,000 credit line under the Revolving Loan Agreement with its Chairman, of which $4,421,396 was available at December 31, 1995. The Company believes that these sources are sufficient to satisfy its cash requirements for the foreseeable future.

     Working capital decreased $2,145,874 from $12,079,910 at December 31, 1994 to $9,934,036 at December 31, 1995. The ratio of current assets to current liabilities decreased slightly from 3.5 at December 31, 1994 to 3.4 at December 31, 1995.

     In 1995 the Company spent in excess of $4,400,000 for tooling and new product development of which $1,646,570 was capitalized as additions to property and equipment and software development with the balance expensed. Depending upon the level of business as the year develops, the Company expects its capital spending to increase moderately in 1996. The cash position decreased slightly from $649,455 on December 31, 1994 to $574,647 on December 31, 1995 to support growth of the Company.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. No write-downs have been necessary through December 31, 1995.

     Stock-Based Compensation

The Company does not presently intend to adopt the fair value based method for accounting for stock compensation plans, as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------

          See Financial Statements and Schedule attached hereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------    ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          -----------------------------------

          Not applicable.

                                    PART III
                                    --------

The information required by Part III (Items 10, 11, 12, and 13) of this Report on Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------   ----------------------------------------------------------------

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

     1.   Financial Statements - See Index on page 20.

     2. Financial Statement Schedule - See Index on page 20. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange are not required under the related instructions or are not applicable and, therefore, have been omitted.

     3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

     3(a) Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on February 24, 1984 [incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097 NY), filed on October 31, 1984]

     3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 31, 1984 [incorporated by reference to Exhibit 3.1(a) to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984].

     3(c) Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on August 22, 1984 [incorporated by reference to Exhibit 3.1(b) to the Registrant's Registration Statement on Form S-18 (Commission
           File No. 2-94097-NY), filed on October 31, 1984].

     3(d) Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on October 22, 1987 [incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988].

     3(e) By-laws of Registrant [incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984].

     4(a) Form of Common Stock Certificate [incorporated by reference to the Registrant's Form 8-A, filed on March 13, 1985].

     4(b) Form of Indenture dated as of December 1, 1986 between Registrant and Continental Stock Transfer and Trust Company, including Form of Debenture [incorporated by reference to Exhibit 4(c) to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-8971), filed on 10/31/84].

    10(a) Lease Agreement between the Registrant and its Chairman with respect to premises located at 21 Park Avenue, Hudson, New Hampshire, dated October 1, 1984, [incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement to Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984].

    10(b) Renewal of Lease Agreement between the Registrant and its Chairman with respect to premises located at 21 Park Avenue, Hudson, New Hampshire.

    10(c) Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 (the "Loan Agreement") [incorporated by reference to
           Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended 9/30/87].

     10(d) Addendum No. 12 dated March 15, 1996 to the Revolving Loan and
           Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 (the "Loan Agreement"). [incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10- Q for the quarter ended 9/30/87].

     10(e) Form of Standard Configuration OEM Agreement between Howtek,Inc. and
           Crosfield Electronics Limited, dated December 22, 1994.

     23(a) Consent of BDO Seidman, LLP.

       (b) During the last quarter of the period covered by this Annual Report on Form 10-K the Company filed no reports on Form 8-K.

       (c) Exhibits - See (a) 3 above.

       (d) Financial Statement Schedule - See (a) 2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HOWTEK, INC.

Date: March 25, 1996
                                  By:    /s/ David R. Bothwell
                                         ----------------------------------
                                         David R. Bothwell,
                                         President, Chief Executive Officer
                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----
/s/Robert Howard             Chairman of the                  March 25, 1996
--------------------         Board, Director
Robert Howard

/s/David R. Bothwell         Chief Executive                  March 25, 1996
--------------------         Officer, Director
 David R. Bothwell

/s/Robert J. Lungo           Vice President, Chief            March 25, 1996
--------------------         Financial Officer,
Robert J. Lungo              Principal Accounting
                             Officer

/s/Ivan Gati                 Director                         March 25, 1996
--------------------
Ivan Gati

/s/Nat Rothenberg            Director                         March 25, 1996
--------------------
Nat Rothenberg

/s/Harvey Teich              Director                         March 25, 1996
--------------------
Harvey Teich



                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                Page
                                                                ----
Report of Independent Certified Public Accountants              21

Balance Sheets
     As of December 31, 1995 and 1994                           22

Statements of Operations
     For the years ended December 31, 1995,
     1994 and 1993.                                             23

Statements of Changes in Stockholders' Equity
     For the years ended December 31, 1995,
     1994 and 1993.                                             24

Statements of Cash Flows
     For the years ended December 31, 1995,
     1994 and 1993.                                             25

Notes to Financial Statements                                   26-39

Schedule II - Valuation and Qualifying
     Accounts and Reserves                                      40

                            REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Howtek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of Howtek, Inc. as of December 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Howtek, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO SEIDMAN, LLP

BDO SEIDMAN, LLP

New York, New York
February 16, 1996

                                  HOWTEK, INC.

                                 BALANCE SHEETS


                                                        DECEMBER 31,          DECEMBER 31,
                                                        ------------          ------------
                                                            1995                  1994
                                                        ------------          ------------
                       ASSETS
Current assets:
  Cash and equivalents                                  $    574,647          $    649,455
  Trade accounts receivable net of allowance
    for doubtful accounts of $290,710 in 1995
    and $130,000 in 1994 (note 8)                          6,474,144             8,000,716
  Inventory (note 1)                                       6,840,823             7,863,012
  Prepaid and other (note 4)                                 247,590               378,255
                                                        ------------          ------------
        Total current assets                              14,137,204            16,891,438
                                                        ------------          ------------
Property and equipment: (note 1)
  Equipment                                               10,281,296             9,094,067
  Leasehold improvements                                     371,535               366,835
  Furniture and fixtures                                     185,564               184,444
  Motor vehicles                                               6,050                 6,050
                                                        ------------          ------------
                                                          10,844,445             9,651,396
  Less accumulated depreciation and amortization           7,815,236             6,373,277
                                                        ------------          ------------
        Net property and equipment                         3,029,209             3,278,119
                                                        ------------          ------------
Other assets: (note 1)
  Software development costs, net                          1,191,265             1,244,114
  Debt issuance costs, net                                   118,756               139,114
  Patents, net                                                18,806                21,064
                                                        ------------          ------------
        Total other assets                                 1,328,827             1,404,292
                                                        ------------          ------------
        Total assets                                    $ 18,495,240          $ 21,573,849
                                                        ============          ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  3,712,416          $  3,986,330
  Accrued expenses                                           490,752               825,198
                                                        ------------          ------------
        Total current liabilities                          4,203,168             4,811,528
Loan payable to principal stockholder (note 4)             3,578,604             1,000,000
Convertible subordinated debentures (note 5)               2,181,000             2,181,000
                                                        ------------          ------------
        Total liabilities                                  9,962,772             7,992,528
                                                        ------------          ------------
Commitments and contingencies (notes 4 and 9)
Stockholders' equity: (notes 4, 5 and 6)
  common stock, $.01 par value: authorized
  25,000,000 shares; issued 8,022,594 in 1995
  and 7,985,794 shares in 1994; outstanding
  7,954,718 in 1995 and 7,917,918 shares in 1994              80,225                79,858
  Additional paid-in capital                              43,966,282            43,760,455
  Accumulated deficit                                    (34,563,775)          (29,308,728)
  Treasury stock at cost (67,876 shares)                    (950,264)             (950,264)
                                                        ------------          ------------
        Stockholders' equity                               8,532,468            13,581,321
                                                        ------------          ------------
        Total liabilities and stockholders' equity      $ 18,495,240          $ 21,573,849
                                                        ============          ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                             STATEMENTS OF OPERATIONS



                                             For the Years Ended December 31,
                                        -------------------------------------------
                                           1995            1994            1993
                                           ----            ----            ----
Sales (note 8)                          $20,603,654     $24,370,329     $20,550,105
Cost of sales                            13,983,819      15,133,214      13,043,978
                                        -----------     -----------     -----------
Gross margin                              6,619,835       9,237,115       7,506,127
                                        -----------     -----------     -----------
Operating expenses:
  Engineering and product development     2,788,281       2,890,182       3,162,252
  General and administrative              2,651,905       2,210,204       2,394,528
  Marketing and sales                     3,339,019       2,920,082       2,974,867
  Restructuring charge (note 3)           2,662,632           --              --
  Other -- net (note 2)                      --               --           (570,025)
                                        -----------     -----------     -----------
     Operating expenses                  11,441,837       8,020,468       7,961,622
                                        -----------     -----------     -----------
Income (loss) from operations            (4,822,002)      1,216,647        (455,495)

Interest expense -- net                     433,045         259,227         329,461
                                        -----------     -----------     -----------

Pre-tax income (loss)                    (5,255,047)        957,420        (784,956)

Provision for income taxes (note 7)               0          77,000           4,903
                                        -----------     ------------    -----------

Net income (loss)                       $(5,255,047)    $   880,420     $  (789,859)
                                        ===========     ===========     ===========

Net income (loss) per share (note 1)
  Primary                               $     (0.66)    $      0.11     $     (0.10)

Weighted average number of shares
  used in computing earnings per share
    Primary                               7,934,654       7,934,525       7,830,168



See accompanying notes to financial statements.

                                  HOWTEK, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Common Stock
                                      --------------------------   Additional
                                        Number of                   Paid-in      Accumulated     Treasury     Stockholders'
                                      Shares Issued    Par Value    Capital        Deficit         Stock          Equity
                                      -------------    ---------   ----------    -----------     --------     -------------

Balance at December 31, 1992             7,822,885      $78,229     $42,985,702   $(29,399,289)   $(970,200)   $12,694,442

Issuance of common stock pursuant
  to incentive stock option plan            97,574          975         438,358             --           --        439,333

Issuance of common stock for payment
  of litigation settlement
  (note 6(b)                                20,135          202         128,385             --           --        128,587

Net loss                                        --           --              --       (789,859)          --       (789,859)
                                         ---------      -------     -----------   ------------    ---------    -----------
Balance at December 31, 1993             7,940,594      $79,406     $43,552,445   $(30,189,148)   $(970,200)   $12,472,503
                                         =========      =======     ===========   ============    =========    ===========


                                         Common Stock
                                      --------------------------   Additional
                                        Number of                   Paid-in      Accumulated     Treasury     Stockholders'
                                      Shares Issued    Par Value    Capital        Deficit         Stock          Equity
                                      -------------    ---------   ----------    -----------     --------     -------------

Balance at December 31, 1993             7,940,594      $79,406     $43,552,445   $(30,189,148)   $(970,200)   $12,472,503

Issuance of common stock pursuant
  to incentive stock option plan            45,200          452         208,010             --           --        208,462

Issuance of treasury stock                      --           --              --             --       19,936         19,936

Net income                                      --           --              --        880,420           --        880,420
                                         ---------      -------     -----------   ------------    ---------    -----------
Balance at December 31, 1994             7,985,794      $79,858     $43,760,455   $(29,308,728)   $(950,264)   $13,581,321
                                         =========      =======     ===========   ============    =========    ===========



                                         Common Stock
                                      --------------------------   Additional
                                        Number of                   Paid-in      Accumulated     Treasury     Stockholders'
                                      Shares Issued    Par Value    Capital        Deficit         Stock          Equity
                                      -------------    ---------   ----------    -----------     --------     -------------
Balance at December 31, 1994             7,985,794      $79,858     $43,760,455   $(29,308,728)   $(950,264)   $13,581,321

Issuance of common stock pursuant
  to incentive stock option plan            36,800          367         205,827             --           --        206,194

Net loss                                        --           --              --     (5,255,047)          --     (5,255,047)
                                         ---------      -------     -----------   ------------    ---------    -----------
Balance at December 31, 1995             8,022,594      $80,225     $43,966,282   $(34,563,775)   $(950,264)   $ 8,532,468
                                         =========      =======     ===========   ============    =========    ===========


                See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                    1995             1994           1993
                                                                                 -----------     -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                                              $(5,255,047)    $    880,420    $  (789,859)
                                                                                 -----------     ------------    -----------
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Depreciation                                                                 1,446,044        1,179,233      1,029,226
      Amortization                                                                   524,901          392,768        347,775
      Restructuring charge                                                         2,662,632           --             --
      Asset writedowns and reserve increases                                         500,000           --          3,546,688
      Issuance of stock in exchange for services                                       --              19,936         --
      Litigation settlement with stock issue                                           --              --            125.000
    (Increase) decrease:
      Accounts receivable                                                          1,376,572       (3,518,346)     1,894,691
      Inventory                                                                   (1,990,443)        (581,824)    (1,511,679)
      Other current assets                                                           130,665          (63,929)        18,909
    Increase (decrease):
      Accounts payable                                                              (273,914)       2,193,939       (492,390)
      Accrued expenses                                                              (334,446)         150,536        277,164
                                                                                 -----------     ------------    -----------
        Total adjustments                                                          4,042,011         (227,687)     5,235,384
                                                                                 -----------     ------------    -----------
      Net cash provided (used) by
      operating activities                                                        (1,213,036)         652,733      4,445,525
                                                                                 -----------     ------------    -----------
Cash flows from investing activities:
  Patents, software development and other                                           (445,106)        (716,007)      (866,269)
  Additions to property and equipment                                             (1,201,464)      (1,252,317)    (1,413,846)
                                                                                 -----------     ------------    -----------
      Net cash used for investing activities                                      (1,646,570)      (1,968,324)    (2,280,115)
                                                                                 -----------     ------------    -----------
Cash flows from financing activities:
  Issuance of common stock for cash                                                  206,194          208,462        442,920
  Proceeds of loan payable to principal stockholder                                2,578,604           --             --
  Repayment of loan payable to principal stockholder                                  --               --         (1,100,000)
                                                                                 -----------     ------------    -----------
    Net cash provided (used) by financing activities                               2,784,798          208,462       (657,080)
                                                                                 -----------     ------------    -----------
    Increase (decrease) in cash and equivalents                                      (74,808)      (1,107,129)     1,508,330
    Cash and equivalents, beginning of year                                          649,455        1,756,584        248,254
                                                                                 -----------     ------------    -----------
    Cash and equivalents, end of year                                            $   574,647     $    649,455    $ 1,756,584
                                                                                 ===========     ============    ===========
Supplemental disclosure of cash flow information:
  Interest paid                                                                  $   218,079     $    210,415    $   353,000
                                                                                 ===========     ============    ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF OPERATIONS AND USE OF ESTIMATES

          Howtek, Inc. (the "Company") designs, engineers, develops and manufactures digital image scanners, densitometers, film digitizers and related software for applications in the graphic arts, medical imaging and life sciences markets. The Company sells its products throughout the world through various distributors, resellers, systems integrator and OEM's. See
     Note 8 for geographical and major customer information

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company's estimates and assumptions used in the preparation of the financial statements relate to the Company's products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to inventories, equipment and software development cost.

     (b)  INVENTORY

          Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of $4,096,000 and $2,745,000 for 1995, and raw material and finished goods of $5,671,000 and $2,192,000 for 1994.

     (c)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes (and accelerated methods for income tax purposes) over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years).

                                  HOWTEK, INC.

     (d)  DEBT ISSUANCE COSTS

          Debt issuance costs, related to the outstanding Convertible Subordinated Debentures, are being amortized over the 15-year term of the Debentures using the straight-line method.

     (e)  PATENTS

          The costs of patents are being amortized over the estimated useful life of the respective assets using the straight-line method.

     (f)  SOFTWARE DEVELOPMENT COSTS

          Software development costs for application software and application software enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86). The Company capitalized $445,106, $709,505, and $839,829 of internally developed and externally purchased software costs during fiscal 1995, 1994 and 1993, respectively.

          The capitalized software balances are presented net of accumulated amortization, which was $1,208,886, and $710,931 at December 31, 1995, and 1994, respectively. Capitalized software costs are amortized using the straight-line method over their estimated economic life, principally 3 years, commencing when each product is available for general release.

     (g)  REVENUE RECOGNITION

          Revenues from product sales are recognized at the time the product is shipped.

     (h)  COST OF SALES

          Cost of sales consists of the costs of products purchased for resale, any associated freight and duty, any costs associated with manufacturing, warehousing, material movement and inspection costs, amortization of any license rights, and amortization of capitalized software.

                                  HOWTEK, INC.

     (i)  WARRANTY COSTS

          The Company's products are generally under warranty against defects in material and workmanship from a 90 to 365 day period, depending on the product.

     (j)  ENGINEERING AND PRODUCT DEVELOPMENT

          These costs relate to research and development costs which are expensed as incurred, except for amounts related to software development costs incurred after the establishment of technological feasibility (see(f)above) which are capitalized.

     (k)  NET INCOME (LOSS) PER SHARE

          Net income (loss) per share is computed using the daily weighted average number of common shares outstanding during the period. The conversion of the subordinated debentures and assumed exercise of options have not been considered in the computation, since the effects on earnings per share were determined to be anti-dilutive.

     (l)  CASH FLOW INFORMATION

          For purposes of reporting cash flows, the Company defines cash and equivalents as all bank transaction accounts, certificates of deposit, money market funds and deposits, and other money market instruments maturing in less than 90 days, which are unrestricted as to withdrawal.

     (m)  INCOME TAXES

          The Company follows the liability method under Statement of Financial Accounting Standards No. 109 (SFAS 109). The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

                                  HOWTEK, INC.

     (n)  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

          Long-Lived Assets

     Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. No write-downs have been necessary through December 31, 1995.

          Stock-Based Compensation

     The Company does not presently intend to adopt the fair value based method for accounting for stock compensation plans, as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995.

(2)  OTHER - NET

          During 1993 the Company received proceeds net of legal costs incurred of $3,808,000 of which $2,975,000 was received and recorded in the fourth quarter of 1993, in settlement and license fee payments related to litigation. (See Note 11 to Notes to Financial Statements.)

          The Company wrote-down in 1993 certain unrealizable assets in the amount of $3,237,975, of which $2,490,769 was recorded in the fourth quarter of 1993, the majority of which consisted of inventories, lease and trade receivables. The inventory writedown resulted from discontinuation of the marketing of certain products, as well as a determination of excess and obsolete inventories.

                                  HOWTEK, INC.

(3)  RESTRUCTURING CHARGE AND CHANGE IN ESTIMATES

          During the second quarter of 1995 the Company recorded a restructuring charge of $2,662,632 as a result of management's decision to exit certain markets in the graphic arts industry. Management intends to continue its efforts in other graphic arts markets as well as to enter new markets, including the medical imaging and life sciences markets. The restructuring charge represents losses on inventories disposed of which related to the markets exited. In the fourth quarter a $500,000 adjustment to inventory and accounts receivable reserves was recorded. The adjustment to inventory reflected a change in estimates in providing additional reserves for out-of-production products.

(4)  RELATED PARTY TRANSACTIONS

     (a)  LOAN PAYABLE TO PRINCIPAL STOCKHOLDER

          The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $8,000,000. Such outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made.

          As of December 31, 1995 and 1994, the Company owed Mr. Howard $3,578,604 and $1,000,000, respectively, pursuant to the Loan Agreement, which is due for repayment on January 4, 1997. The Company has $4,421,396 available for future borrowings under the Loan Agreement.

     (b)  PREMISES LEASE AND OTHER EXPENSES

          The Company conducts its operations in premises owned by Mr. Howard, covered by a lease which commenced October 1, 1984. The term of the lease is 1 year and expires September 30, 1996. As of December 31, 1995, future minimum lease payments under this lease are $78,500 for 1996.

                                  HOWTEK, INC.

     (c)  RELATED PARTY SALES

          During the year ended December 31, 1994 the Company sold equipment and services totalling $51,752, to Presstek, Inc., which Mr. Howard is the Chairman of the Board and a principal stockholder. There were no sales to Presstek in 1995 or 1993.

     (d)  OTHER ASSETS - LOANS TO OFFICERS

          As of December 31, 1995 and 1994, the Company had outstanding loans to its officers in the aggregate amount of $48,760 and $52,833, respectively. These amounts are included in Prepaid and other.

(5)  CONVERTIBLE SUBORDINATED DEBENTURES

          As of December 31, 1995 and 1994, the Company's outstanding balance on its $8,000,000, 9% Convertible Subordinated Debentures (the "Debentures"), which come due 2001, was $2,181,000. Interest on the Debentures is payable semi-annually on June 1 and December 1. The Debentures are convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events. No Debentures were converted during 1995 or 1994.

(6)  STOCKHOLDERS' EQUITY

     (a)  STOCK OPTIONS

     THE HOWTEK, INC. 1984 STOCK OPTION PLAN, AS AMENDED, ("THE 1984 PLAN") AND THE HOWTEK, INC. 1993 STOCK OPTION PLAN, ("THE 1993 PLAN").

          The Company has reserved 1,000,000 shares of common stock for issuance under the 1984 Plan and 1,000,000 shares for issuance under the 1993 Plan. The 1993 Plan was adopted in November 1993 to replace the 1984 Plan which had no further stock available for grant. The 1984 and 1993 Plans are hereinafter referred to as the "Plans". Each of the Plans provide for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be within the discretion of the Board of

                                  HOWTEK, INC.

     Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the Plan vest 100% over periods extending from one to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.

     The Howtek, Inc. Director Incentive Plan
     ----------------------------------------

          On September 21, 1993 the Company's Board of Directors adopted the Director Incentive Plan (the "Director Plan"). The Company has reserved for issuance 250,000 shares under the Director Plan. The Director Plan provides for the award of (i) restricted and unrestricted stock, (ii) qualified stock options, and (iii) non-qualified stock options. The Director Plan is administered by a committee of at least one director or non-director appointed by the Board. The term of the Director Plan is ten years and the term of individual grants of stock options thereunder is ten years. Vesting periods for exercise of options and restrictions on the transferability of stock awards is determined by the committee administering the Director Plan. During 1993 options to purchase a total of 80,000 shares were granted to the Company's directors at the market price on the date of grant. No options were granted under the plan during 1994 and 1995.

          A summary of stock option (incentive and non-qualifying) activity is as follows:

                                  HOWTEK, INC.

1984 STOCK OPTION PLAN AS AMENDED
---------------------------------
                                             Shares Subject
                                               to Options
                                       -------------------------
                                       1995       1994      1993
                                       ----       ----      ----

Outstanding, beginning of year      408,985    445,685    459,759
Granted                                   0     87,000    187,000
Exercised                           (29,350)   (45,200)   (97,574)
Cancelled                          (101,500)   (78,500)  (103,500)
                                   --------    -------   --------
Outstanding, end of year            278,135    408,985    445,685
                                   --------    -------   --------
Exercisable at December 31,         188,885    155,233    102,349
                                   --------    -------   --------

Price range of Options:
                                        1995            1994            1993
                                        ----            ----            ----
Outstanding                         $2.75-$14.00    $2.75-$14.00    $2.75-$14.00
Exercised                           $3.25-$ 8.75    $3.25-$ 6.13    $2.75-$ 9.50
Exercisable                         $2.75-$14.00    $2.75-$14.00    $4.50-$10.25

1993 STOCK OPTION PLAN
----------------------
                                                  Shares Subject
                                                    to Options
                                            -------------------------
                                            1995       1994      1993*
                                            ----       ----      ----

Outstanding, beginning of year            180,700          0      N/A
Granted                                   233,500    180,700      N/A
Exercised                                  (7,450)         0      N/A
Cancelled                                 (81,100)        (0)     N/A
                                          -------    -------      ---
Outstanding, end of year                  325,650    180,700      N/A
                                          -------    -------      ---
Exercisable at December 31,                35,150          0      N/A
                                          -------    -------      ---

Price range of Options:

                        1995            1994          1993
                        ----            ----          ----
Outstanding         $6.63-$8.25     $6.50-$8.25        N/A
Exercised           $6.63-$8.25     $0.00-$0.00        N/A
Exercisable         $6.63-$8.25     $0.00-$0.00        N/A

*1993 Stock Option Plan not in effect until 5/25/94.

HOWTEK, INC.

DIRECTOR INCENTIVE PLAN                    Shares Subject
-----------------------                      to Options
                                             ----------

Outstanding, January 1, 1993                        0
Granted                                        80,000
Exercised                                           0
Cancelled                                          (0)
                                               ------
Outstanding, December 31,1993, 1994 & 1995     80,000
                                               ------
Exercisable at December 31, 1995               80,000
                                               ------


Price range of Options:            1993, 1994 & 1995
                                   -----------------

        Outstanding                   $6.50-$6.75
        Exercisable                         $6.75

*Director Incentive Plan not in effect until 9/22/93.

     (B)  COMMON STOCK ISSUED IN PAYMENT OF LITIGATION SETTLEMENT

          During 1993 the Company agreed to pay $125,000 to Bidco Manufacturing Corp. in settlement of litigation. See Note 11 to Notes to Financial Statements. By agreement between the parties, the Company issued 25,000 shares of its Common Stock, $.01 par value, to Bidco, then filed a registration statement on Form S-3 which permitted Bidco to resell a sufficient amount of stock to realize net proceeds of $125,000. Bidco returned the balance, 4,865 shares, to the Company.


(7)  INCOME TAXES

     The provision for income taxes charged was as follows:

                                 1994           1993
                                 ----           ----

     Current Tax Expense
           U.S. federal        $325,000      $(11,017)
          State and local        82,000        15,920
                               --------      --------
     Total Current             $407,000      $  4,903
                               ========      ========

     Deferred Tax Expense
          U.S. federal         $      0      $      0
          State and local             0             0
                               --------      --------
     Total Deferred            $      0      $      0
                               ========      ========

     Benefit of NOL's
          U.S. federal         $310,000      $      0
          State and local        20,000             0
                               --------      --------
     Total Benefit of NOL's    $330,000      $      0
                               ========      ========
     Total provision           $ 77,000      $  4,903
                               ========      ========

                                  HOWTEK, INC.

(7)  INCOME TAXES (continued)

          As a result of the 1995 loss, no income tax expense was incurred for that year.

          Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These
     "temporary differences" are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
     Deferred tax liabilities (assets) are comprised of the following at December 31:


                                                1995               1994
                                                ----               ----

         Inventory (Section 263A)          $   (195,000)    $   (118,000)
         Inventory reserves                    (167,000)         (98,600)
         Receivable reserves                    (99,000)         (44,200)
         Other accruals                         (68,000)         (78,200)
         Tax credits                         (1,815,000)      (1,285,461)
         NOL carryforward                   (10,829,000)      (9,490,000)
         Tax overpayment                        (22,500)         (27,017)
                                           ------------     ------------
         Gross deferred tax assets         $(13,195,500)    $(11,141,478)
                                           ------------     ------------
         Accumulated depreciation               270,000          125,100
         Gross deferred tax liabilities         270,000          125,100
                                           ------------     ------------
         Total tax(assets)liabilities      $ 12,925,500)    $(11,016,378)
         Deferred tax assets valuation
           allowance                       $(12,925,500)    $(11,016,378)
                                           ============     ============
         Net deferred tax assets           $          0     $          0


     As of December 31, 1995 the Company has net operating loss carryforwards totalling approximately $31,800,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating loss expiration period:

                                  HOWTEK, INC.


(7)  INCOME TAXES (continued)

                  Expiration date      Amount of remaining NOL

                           2000                  1,200,000
                           2001                  5,000,000
                           2002                  8,900,000
                           2003                  3,300,000
                           2004                  4,200,000
                           2005                  2,200,000
                           2006                  2,200,000
                           2007                    200,000
                           2008                    600,000
                           2010                  4,000,000


          In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $1,815,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2010.

(8) SALES INFORMATION

     (a)  GEOGRAPHIC INFORMATION

          The Company's sales are made to U.S. and foreign distributors of computer and related products. Total export sales, which includes sales made to a U.S. based international distributor of computer and related products, were $14,090,095 or 69% of total sales in 1995, $11,656,000 or
     48% of total sales in 1994 and $8,123,000 or 40% of total sales in 1993.

          The Company's principal concentration of export sales has been in Europe which accounted for 67% of 1995 exports sales, 69% in 1994 and 53% in 1993. The balance of the export sales were into the Far East, Mexico, Central America, and Canada.

          As of December 31, 1995 and 1994 the Company had outstanding receivables of $4,191,000 and $4,136,000, respectively, from distributors of its products outside of the United States.

                                  HOWTEK, INC.

   (b)  MAJOR CUSTOMERS

          During the years ended December 31, 1995, 1994 and 1993 the Company had two major customers, one of which operates as a U.S. based international distributor of computer and related products and the other as an OEM. The following represents the comparative sales and accounts receivable:

                             1995             1994            1993
     Sales                 Amount    %      Amount   %      Amount    %
     -----               ---------------  --------------  --------------
     Customer 1          $7,340,000  36  $5,260,000  22   $3,136,000 15
     Customer 2          $4,179,000  20  $2,759,000  11   $2,267,000 11

     Accounts Receivable
     -------------------
     Customer 1          $1,946,000      $1,522,000       $  634,000
     Customer 2          $  826,000      $  783,000       $  158,000

(9)  COMMITMENTS AND CONTINGENCIES

          As of December 31, 1995 the Company had two lease obligations for facilities. The lease obligations for 1996 will be approximately $233,000. One lease expires on September 30, 1996 and the other is a monthly lease.

(10) LEASE RECEIVABLES

          During 1991, the Company provided financing through one and three year sales-type leases for three Colorscan customers totalling $495,871. During 1992, the Company allowed a one year extension of terms on two of the leases and the third lease was sent to collection. The Company provided a reserve in 1992 for the estimated uncollectible amount. During 1993, it was determined that all outstanding lease receivables were uncollectible and were written off.

(11) LEGAL PROCEEDINGS

Howtek, Inc. v. Tektronix, Inc.
-------------------------------

          On March 24, 1993 the Company filed suit against Tektronix, Inc. ("Tektronix") in United States District Court for the District of New Hampshire claiming infringement of certain of the Company's patents related to ink jet printing. Tektronix denied the claims and counterclaimed for unspecified damages.

                                  HOWTEK, INC.

(11) LEGAL PROCEEDINGS (continued)

     Howtek, Inc. v. Tektronix, Inc. (continued)
     -------------------------------------------

          On December 31, 1993 the Company entered into a Settlement and License Agreement with Tektronix whereby the parties agreed to dismiss the lawsuit and Howtek granted Tektronix a paid-up license to its ink jet technology in exchange for a license fee of $3,000,000 which Tektronix has paid.

     Howtek, Inc. v. Brother International Corporation
     -------------------------------------------------

          On April 26, 1993 Howtek filed suit against Brother International Corporation ("Brother") in the United States District Court for the District of New Hampshire claiming infringement of certain of the Company's patents related to ink jet printing.

          On September 27, 1993 the parties entered into a Settlement Agreement and Covenant Not To Sue, whereby the Company agreed not to sue Brother and its affiliates and suppliers for infringement of the Company's phase change ink jet technology in exchange for the payment by Brother to the Company of $1,000,000. Payment has been made and the lawsuit has been dismissed.

     Bidco Manufacturing Corp. v. Howtek, Inc.
     -----------------------------------------

          This matter, which was disclosed in the Company's 1992 Annual Report on Form 10-K, was concluded by a Stipulation Of Compromise And Settlement And Order between the parties, dated August 30, 1993, whereby the Company agreed to pay Bidco $125,000 in final settlement. Payment has been made and the lawsuit has been dismissed.

                                  HOWTEK, INC.

(11) LEGAL PROCEEDINGS (continued)

     Howtek, Inc. v. TECO et al
     --------------------------

          On June 7, 1994 the company filed a complaint in the United States District Court, District of New Hampshire against TECO Electric & Machinery Co. Ltd. ("TECO"), several TECO subsidiaries, a TECO employee, and a number of distributors of TECO products. The Company claims, inter alia, that TECO breached an exclusive manufacturing contract it entered into with the Company to manufacture digital color scanners exclusively for the Company by selling scanners under its own labels and those of other companies. The Company's claim is based upon misappropriation of trade secrets, civil conspiracy, unfair competition, and breach of contract. The Company initially sought damages in its complaint in the amount of $17 million, however, an expert retained by the Company to testify at the trial has subsequently concluded that the Company's damages, as a result of TECO's actions and omissions, are substantially in excess of the amount alleged in the complaint. TECO has answered the complaint and asserted various counterclaims, including misrepresentation and breach of contract, and is claiming approximately $3,000,000 in payment for past due services and breach of obligations by the Company to allow TECO to manufacture other scanner products for the Company. The court has instructed the parties to engage in alternative dispute resolution to attempt to resolve the dispute A date for trial has not been set. There can be no assurance that the Company will be successful in the action, or if it is, as to the amount of damages it may be awarded.

(12) FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, loan payable to principle stockholder and convertible debentures approximated fair value as of December 31, 1995 and 1994.

                                  HOWTEK, INC.


          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

    COL. A                    COL. B         COL. C         COL. D           COL. E
-------------------------------------------------------------------------------------
                            BALANCE AT     CHARGED TO                        BALANCE
                            BEGINNING      COSTS AND      DEDUCTIONS-        AT END
     DESCRIPTION            OF PERIOD      EXPENSES       DESCRIBE          OF PERIOD

Year End December 31, 1995:
 Allowance for Doubtful
  Accounts................  $130,000    $  200,820      $   40,110(1)       $290,710
 Inventory Reserve......... $289,463    $3,012,632      $2,811,639(3)       $490,456

Year End December 31, 1994:
 Allowance for Doubtful
  Accounts ................ $116,563    $   72,595      $   59,158(1)       $130,000
 Warranty Reserve ......... $ 96,287    $        0      $   96,287(2)       $      0
 Inventory Reserve ........ $562,465    $        0      $  273,002(3)       $289,463

Year End December 31, 1993:
 Allowance for Lease
  Receivables.............. $200,000    $  141,113      $  341,113          $      0
 Allowance for Doubtful
  Accounts ................ $ 73,601    $  647,625      $  604,663(1)       $116,563
 Warranty Reserve ......... $ 49,885    $   46,402      $        0          $ 96,287
 Inventory Reserve ........ $209,845    $2,569,861      $2,217,241(3)       $562,465
 Advance to Suppliers
  Reserve.................. $175,000    $        0      $  175,000          $      0


(1) Represents the net of accounts charged off and provisioned for future potential writeoff.
(2)  Represents provision and cost of warranty expense.
(3)  Represents inventory written off and disposed of.
