Form 10-Q
period 1996-03-31
HOWTEK INC
filed 1996-05-14
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    --------------------

Commission file number 1-9341


                                  HOWTEK, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  02-0377419
- -------------------------------------             -------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

21 Park Avenue, Hudson, New Hampshire                  03051
- -------------------------------------                  -----
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES  X   NO.
                                              --  ---

     As of the close of business on May 7, 1996 there were 7,965,218 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                            PAGE

PART I        FINANCIAL INFORMATION

  Item 1      Financial Statements

              Balance Sheets as of March 31, 1996
               (unaudited) and December 31, 1995                            3

              Statements of Operations for the three
               month periods ended March 31, 1996 and
               1995 (unaudited)                                             4

              Statement of Changes in Stockholders' Equity
                for the three month period ended March 31, 1996
                (unaudited)                                                 5

              Statements of Cash Flows for the three month periods
               ended March 31, 1996 and 1995 (unaudited)                    6

              Notes to Financial Statements (unaudited)                     7

  Item 2      Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  8 -9

PART II   OTHER INFORMATION

  Item 6  Exhibits and Reports on Form 8-K                                 10


Signatures                                                                 11

                                   HOWTEK, INC


                                 BALANCE SHEETS


                                                   MARCH 31, 1996  DECEMBER 31, 1995
                                                   --------------  -----------------
                     ASSETS                         (unaudited)

Current assets:
  Cash and equivalents                               $    153,703    $    574,647
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $307,920 in 1996 and $290,710 in 1995           4,907,043       6,474,144
  Inventory                                             7,276,769       6,840,823
  Prepaid and other                                       296,070         247,590
                                                     ------------    ------------
      Total current assets                             12,633,585      14,137,204
                                                     ------------    ------------

Property and equipment:
  Equipment                                            10,428,783      10,281,296
  Leasehold improvements                                  371,535         371,535
  Furniture and fixtures                                  185,564         185,564
  Motor vehicles                                            6,050           6,050
                                                     ------------    ------------
                                                       10,991,932      10,844,445

  Less accumulated depreciation and amortization        8,194,173       7,815,236
                                                     ------------    ------------
      Net property and equipment                        2,797,759       3,029,209
                                                     ------------    ------------
Other assets:
  Software development costs, net                       1,092,044       1,191,265
  Debt issuance costs, net                                113,666         118,756
  Patents, net                                             17,159          18,806
                                                     ------------    ------------
      Total other assets                                1,222,869       1,328,827
                                                     ------------    ------------
      Total assets                                   $ 16,654,213    $ 18,495,240
                                                     ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $  3,941,977    $  3,712,416
  Accrued expenses                                        712,771         490,752
                                                     ------------    ------------
      Total current liabilities                         4,654,748       4,203,168

Loan payable to principal stockholder                   3,578,604       3,578,604
Convertible subordinated debentures                     2,181,000       2,181,000
                                                     ------------    ------------
      Total liabilities                                10,414,352       9,962,772
                                                     ------------    ------------
Commitments and contingencies

Stockholders' equity:

  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 8,033,094 in 1996
    and 8,022,594 shares in 1995; outstanding

    7,965,218 in 1996 and 7,954,718 shares in 1995         80,331          80,225
  Additional paid-in capital                           44,014,963      43,966,282
  Accumulated deficit                                 (36,905,169)    (34,563,775)
  Treasury stock at cost (67,876 shares)                 (950,264)       (950,264)
                                                     ------------    ------------
      Stockholders' equity                              6,239,861       8,532,468
                                                     ------------    ------------
      Total liabilities and stockholders' equity     $ 16,654,213    $ 18,495,240
                                                     ============    ============

See accompanying notes to financial statements

                                  HOWTEK, INC.

                            STATEMENTS OF OPERATIONS

                                                   THREE MONTHS     THREE MONTHS
                                                  MARCH 31, 1996    MARCH 31, 1995
                                                  --------------    --------------
                                                    (unaudited)

Sales                                               $ 2,023,157       $ 5,851,750
Cost of Sales                                         2,295,836         3,623,628
                                                    -----------       -----------
Gross Margin                                           (272,679)        2,228,122
                                                    -----------       -----------
Operating expenses:
  Engineering and product development                   545,289           775,744
  General and administrative                            623,721           507,805
  Marketing and sales                                   759,596           696,582
                                                    -----------       -----------
      Total operating expenses                        1,928,606         1,980,131
                                                    -----------       -----------
Income (loss) from operations                        (2,201,285)          247,991
                                                    -----------       -----------
Interest expense - net                                  140,109            82,058
                                                    -----------       -----------
Income (loss) before tax provision                   (2,341,394)          165,933
Provision for income taxes                                 --              13,275
                                                    -----------       -----------
Net income (loss)                                   $(2,341,394)      $   152,658
                                                    ===========       ===========

Net income (loss) per share                         $     (0.29)      $      0.02

Weighted average number of shares used in
  computing earnings per share                        7,963,199         7,973,393




See accompanying notes to financial statements

                                  HOWTEK, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                         COMMON STOCK
                                   ----------------------    ADDITIONAL
                                   NUMBER OF                   PAID-IN        ACCUMULATED   TREASURY    STOCKHOLDERS'
                                 SHARES ISSUED  PAR VALUE      CAPITAL          DEFICIT       STOCK         EQUITY
                                 -------------  ---------      -------          -------       -----         ------


Balance at December 31, 1995       8,022,594     $80,225     $43,966,282     $(34,563,775)  $(950,264)  $ 8,532,468

January through March, 1996
Issuance of common stock
  pursuant to incentive stock
  option plan.                        10,500         106          48,681                                     48,787

Net loss                              -                -               -       (2,341,394)     -         (2,341,394)
                                   ---------     -------     -----------     ------------   ---------   -----------
Balance at March 31, 1996          8,033,094     $80,331     $44,014,963     $(36,905,169)  $(950,264)  $ 6,239,861
                                   =========     =======     ===========     ============   =========   ===========




See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF CASH FLOWS


                                                     THREE MONTHS    THREE MONTHS
                                                    MARCH 31, 1996  MARCH 31, 1995
                                                    --------------  --------------
                                                     (unaudited)

Cash flows from operating activities:
  Net income (loss)                                  $(2,341,394)   $   152,658
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                           378,937        323,512
  Amortization                                           155,609        122,208
 (Increase) decrease:
    Accounts receivable                                1,567,101        535,526
    Inventory                                           (435,946)      (957,365)
    Other current assets                                 (48,480)      (244,430)
  Increase (decrease):
    Accounts payable                                     229,561         (7,605)
    Accrued expenses                                     222,019        (97,944)
                                                     -----------    -----------
      Total adjustments                                2,068,801       (326,098)
                                                     -----------    -----------

      Net cash provided by (used for)
       operating activities                             (272,593)      (173,440)
                                                     -----------    -----------

Cash flows from investing activities:
  Patents, software development and other                (49,651)      (140,061)
  Additions to property and equipment                   (147,487)      (452,194)
                                                     -----------    -----------
      Net cash used for investing activities            (197,138)      (592,255)
                                                     -----------    -----------

Cash flows from financing activities:
  Issuance of common stock for cash                       48,787         30,200
  Proceed of loan payable to principal stockholder          --          578,604
                                                     -----------    -----------
      Net cash provided by financing activities           48,787        608,804
                                                     -----------    -----------

    Increase (decrease) in cash and equivalents         (420,944)      (156,891)
    Cash and equivalents, beginning of period            574,647        649,455
                                                     -----------    -----------
    Cash and equivalents, end of period              $   153,703    $   492,564
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                      $      --      $    20,892
                                                     ===========    ===========



See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

(1)    ACCOUNTING POLICIES

              In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Howtek, Inc.'s most recent Annual Report on Form 10-K for the year ended December 31, 1995 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.



(2)    SUBSEQUENT EVENTS

              On April 4, 1996, the Company borrowed $1,000,000 from Dr. Lawrence Howard, son of the Company's Chairman, Robert Howard, pursuant to a Convertible Promissory Note (the "Note"). The Note matures on January 4, 1998 or, at the option of the holder upon the earlier closing of a public offering of the Company's securities yielding at least $2 million in net proceeds. Under the terms of the Note the Company agreed to pay interest monthly at the rate of Citibank's, prime rate plus two percent. The Note is secured by substantially all of the assets of the Company and allows the holder the right to convert all or a portion of the principal amount plus accrued interest into the Company's Common Stock at a conversion price of $3.00 per share. The shares issuable upon conversion are subject to certain registration rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Sales for the first quarter of 1996 which ended March 31, 1996 were $2,023,157, a decrease of 65% from 1995's first quarter sales of $5,851,750. The Company attributed the decrease in sales during the three month period ended March 31, 1996, to the continuing weakness in the graphic arts market and lower than expected sales of its medical imaging product, as a result of delayed governmental clearance to market the product, which was received at the end of January, 1996. The Company anticipates that sales will improve over the balance of the year.

        The Company recorded a net loss of $2,341,394 for the three month period ended March 31, 1996, as compared to a profit of $152,658 over the comparable period in 1995.

       The Company's gross margin decreased from 38% in the first quarter of 1995 to a loss in the comparable period in 1996. The decrease in the first quarter of 1996, resulted primarily from lower overall sales and an increase in the percentage of OEM sales which are generally made at a higher discount than sales to other customers.

       Engineering and product development costs in the first three months of 1996 were $545,289 which represents a $230,455 or 30%, decrease over the comparable period in 1995. The decrease results mostly from a reduction in staffing levels.

       General and administrative expenses in the three month period ended March 31, 1996 were $115,916 or 23% higher than the comparable period in 1995. This increase is attributable to increased legal expenses, primarily incurred in prosecution of the Company's ongoing lawsuit against a former manufacturer of its products, and changes in estimates in providing additional reserves for bad debts.

       Marketing and sales expenses in the first three months of 1996 increased $63,014 or 9% over the comparable period in 1995. The increase results from increases in promotional efforts for the medical imaging market. The level of expenditures is expected to increase during the remainder of 1996.

       Net interest expense for the first quarter of 1996 was $140,109 compared to $82,058 for the first quarter of 1995. The increase results from the increase in borrowings under the Revolving Loan Agreement with the Company's Chairman and principal stockholder.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1996 the Company had current assets of $12,633,585, current liabilities of $4,654,748 and working capital of $7,978,837. The ratio of current assets to current liabilities was 2.7:1.

       Accounts receivable decreased by $1,567,101 during the first quarter of 1996. This decrease is due primarily to lower revenues in the first quarter of 1996 as compared to the fourth quarter of 1995.

       Inventory increased by $435,946 during the first quarter of 1996 as a result of lower than anticipated revenues in the first quarter of 1996.

       Pursuant to the exercise of employee stock options, the Company received $48,787 during the first quarter of 1996 and $30,200 during the corresponding period in 1995. The exercise of stock options depends upon the market price of the Company's stock and the option exercise price for individual employees and its effect on future liquidity cannot be anticipated.

       Capital spending for equipment for the first three months of 1996 amounted to $147,487 compared to $452,194 during the comparable period in 1995. The decrease is attributable to the reduction in spending related to equipment used in the development of new products. The Company anticipates continuing the same level of capital spending for the balance of the year.

       On April 4, 1996, the Company borrowed $1,000,000 from Dr. Lawrence Howard, son of the Company's Chairman, Robert Howard, pursuant to a Convertible Promissory Note (the "Note"). The Note matures on January 4, 1998 or, at the option of the holder upon the earlier closing of a public offering of the Company's securities yielding at least $2 million in net proceeds. Under the terms of the Note the Company agreed to pay interest monthly at the rate of Citibank's, prime rate plus two percent. The Note is secured by substantially all of the assets of the Company and allows the holder the right to convert all or a portion of the principal amount plus accrued interest into the Company's Common Stock at a conversion price of $3.00 per share. The shares issuable upon conversion are subject to certain registration rights.

       The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1996 and the line of credit available under the Revolving Loan Agreement with its Chairman of which $4,421,396 was available as of March 31, 1996.

PART II      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10 (i) Convertible Promissory Note between the Company and Dr. Lawrence Howard.

     10 (ii) Security Agreement between the Company and Dr. Lawrence Howard.

     27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Howtek, Inc.
                                   ---------------------
                                       (Company)

Date:                          By: /s/ David R. Bothwell
     --------------------          ---------------------
                                       David R. Bothwell
                                       President, Chief Executive Officer

Date:                          By: /s/ Robert J. Lungo
     --------------------          ---------------------
                                       Robert J. Lungo
                                       Vice President Finance,
                                       Chief Financial Officer