Form 10-Q
period 1996-06-30
HOWTEK INC
filed 1996-07-31
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

     As of the close of business on July 23, 1996 there were 7,965,218 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                        PAGE
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets as of June 30, 1996
         (unaudited) and December 31, 1995                              3

         Statements of Operations for the
          three month periods ended June 30, 1996 and
          1995 (unaudited) and for the six month
          periods ended June 30, 1996 and 1995
          (unaudited)                                                   4

         Statement of Changes in Stockholders' Equity
          for the six month period ended June 30, 1996
          (unaudited)                                                   5

         Statements of Cash Flows for the six month periods
          ended June 30, 1996 and 1995 (unaudited)                      6

         Notes to Financial Statements (unaudited)                      7-8


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                     9-10



PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                              11

Item 6   Exhibits and Reports on Form 8-K                               11


Signatures                                                              12

                                  HOWTEK, INC.

                                           BALANCE SHEETS

                                                       JUNE 30, 1996       DECEMBER 31, 1995
                                                       -------------       -----------------
                        ASSETS                          (unaudited)

Current assets:
  Cash and equivalents                                 $    282,359          $    574,647
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $368,077 in 1996 and $99,665 in 1995              3,949,207             6,474,144
  Inventory                                               6,284,087             6,840,823
  Prepaid and other                                         358,758               247,590
                                                       ------------          ------------
      Total current assets                               10,874,411            14,137,204
                                                       ------------          ------------
Property and equipment:
  Equipment                                              10,645,357            10,281,296
  Leasehold improvements                                    371,535               371,535
  Furniture and fixtures                                    185,564               185,564
  Motor vehicles                                              6,050                 6,050
                                                       ------------          ------------
                                                         11,208,506            10,844,445
  Less accumulated depreciation and amortization          8,580,131             7,815,236
                                                       ------------          ------------
      Net property and equipment                          2,628,375             3,029,209
                                                       ------------          ------------
Other assets:
  Software development costs, net                         1,025,910             1,191,265
  Debt issuance costs, net                                  108,577               118,756
  Patents, net                                               15,512                18,806
                                                       ------------          ------------
      Total other assets                                  1,149,999             1,328,827
                                                       ------------          ------------

      Total assets                                     $ 14,652,785          $ 18,495,240
                                                       ============          ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  2,377,196          $  3,712,416
  Accrued expenses                                          499,616               490,752
                                                       ------------          ------------
      Total current liabilities                           2,876,812             4,203,168

Loan payable to principal stockholder                     3,578,604             3,578,604
Loan payable to related party (note 4)                    1,000,000                     -
Convertible subordinated debentures                       2,181,000             2,181,000
                                                       ------------          ------------
      Total liabilities                                   9,636,416             9,962,772
                                                       ------------          ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 8,033,094 in 1996
    and 8,006,394 shares in 1995; outstanding
    7,965,218 in 1996 and 7,938,518 shares in 1995           80,331                80,225
  Additional paid-in capital                             44,014,963            43,966,282
  Accumulated deficit                                   (38,128,661)          (34,563,775)
  Treasury stock at cost (67,876 shares)                   (950,264)             (950,264)
                                                       ------------          ------------
      Stockholders' equity                                5,016,369             8,532,468
                                                       ------------          ------------

      Total liabilities and stockholders' equity       $ 14,652,785          $ 18,495,240
                                                       ============          ============


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                                         STATEMENTS OF OPERATIONS

                                                      THREE MONTHS                       SIX MONTHS
                                                         JUNE 30,                          JUNE 30,
                                              ---------------------------        ---------------------------
                                                  1996            1995               1996            1995
                                                      (unaudited)                        (unaudited)

Sales                                         $ 3,286,867     $ 5,356,900        $ 5,310,024     $11,208,650
Cost of Sales                                   2,461,936       3,380,072          4,757,773       7,003,700
                                              -----------     -----------        -----------     -----------
Gross Margin                                      824,931       1,976,828            552,251       4,204,950
                                              -----------     -----------        -----------     -----------
Operating expenses:
  Engineering and product development             670,909         668,617          1,216,198       1,444,361
  General and administrative                      574,901         570,622          1,198,622       1,078,427
  Marketing and sales                             638,992         809,462          1,398,587       1,506,044
  Restructuring charge (note 3)                         -       2,662,632                  -       2,662,632
                                              -----------     -----------        -----------     -----------
      Total operating expenses                  1,884,802       4,711,333          3,813,407       6,691,464
                                              -----------     -----------        -----------     -----------
Income (loss) from operations                  (1,059,871)     (2,734,505)        (3,261,156)     (2,486,514)
                                              -----------     -----------        -----------     -----------

Interest expense - net                            163,621          99,771            303,730         181,829
                                              -----------     -----------        -----------     -----------

Income (loss) before tax provision             (1,223,492)     (2,834,276)        (3,564,886)     (2,668,343)

Provision for income taxes                              -         (13,275)                 -               -
                                              -----------     -----------        -----------     -----------

Net income (loss)                             $(1,223,492)    $(2,821,001)       $(3,564,886)    $(2,668,343)
                                              ===========     ===========        ===========     ===========

Net income (loss) per share                   $     (0.15)    $     (0.36)       $     (0.45)    $     (0.34)

Weighted average number of shares used
  in computing earnings per share               7,965,218       7,928,919          7,964,209       7,923,755


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 (unaudited)

                                    COMMON STOCK
                               -------------------------  ADDITIONAL
                               NUMBER OF                   PAID-IN        ACCUMULATED    TREASURY     STOCKHOLDERS'
                               SHARES ISSUED  PAR VALUE    CAPITAL          DEFICIT        STOCK         EQUITY
                               ------------- -----------  -----------    ------------    ---------    -------------
Balance at December 31, 1995     8,022,594    $80,225     $43,966,282    $(34,563,775)   $(950,264)   $ 8,532,468

January through June, 1996
Issuance of common stock
  pursuant to incentive stock
  option plan.                      10,500        106          48,681                                      48,787

Net loss                                 -          -               -      (3,564,886)           -     (3,564,886)
                                 ---------    -------     -----------    ------------    ---------    -----------

Balance at June 30, 1996         8,033,094    $80,331     $44,014,963    $(38,128,661)   $(950,264)   $ 5,016,369
                                 =========    =======     ===========    ============    =========    ===========



See accompanying notes to financial statements.

                                  HOWTEK, INC.


                                        STATEMENTS OF CASH FLOWS

                                                             SIX MONTHS           SIX MONTHS
                                                            JUNE 30, 1996        JUNE 30, 1995
                                                            -------------        -------------
                                                             (unaudited)          (unaudited)

Cash flows from operating activities:
  Net (loss)                                                 $(3,564,886)         $(2,668,343)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                                   764,895              663,574
  Amortization                                                   311,218              255,754
  Restructuring charge                                                 -            2,662,632
 (Increase) decrease:
    Accounts receivable                                        2,524,937             (304,444)
    Inventory                                                    556,736           (1,116,727)
    Other current assets                                        (111,168)             (84,087)
  Increase (decrease):
    Accounts payable                                          (1,335,220)            (107,781)
    Accrued expenses                                               8,864             (161,995)
                                                             -----------          -----------
      Total adjustments                                        2,720,262            1,806,926
                                                             -----------          -----------

      Net cash provided by (used for)
       operating activities                                     (844,624)            (861,417)
                                                             -----------          -----------

Cash flows from investing activities:
  Patents, software development and other                       (132,390)            (283,975)
  Additions to property and equipment                           (364,061)            (925,506)
                                                             -----------          -----------
      Net cash used for investing activities                    (496,451)          (1,209,481)
                                                             -----------          -----------

Cash flows from financing activities:
  Issuance of common stock for cash                               48,787              113,075
  Proceeds of loan payable to related party (note 4)           1,000,000                    -
  Proceeds of loan payable to principal stockholder                    -            1,578,604
                                                             -----------          -----------
      Net cash provided by financing activities                1,048,787            1,691,679
                                                             -----------          -----------

    Increase (decrease) in cash and equivalents                 (292,288)            (379,219)
    Cash and equivalents, beginning of period                    574,647              649,455
                                                             -----------          -----------
    Cash and equivalents, end of period                      $   282,359          $   270,236
                                                             ===========          ===========

Supplemental disclosure of cash flow information:
  Interest paid                                              $    98,145          $   151,191
                                                             ===========          ===========


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


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


(2)      LEGAL PROCEEDINGS

                  As previously reported in the Company's 1994 and 1995 Annual Reports on Form 10-K, on June 7, 1994, the Company filed a complaint in the United States District Court, District of New Hampshire, against TECO Electric & Machinery Co. Ltd. The Company claims, inter alia, breach of contract, misappropriation of trade secrets and breach of exclusive dealing. For the most part the discovery phase of the litigation has been completed. On February 1, 1996, the court issued an order that once a pending motion for summary judgment by the defendant TECO had been decided, that the parties should participate in mediation. The motion for summary judgment was denied on July 12, 1996 and decided in Howtek's favor in all respects. Mediation will now be scheduled and if mediation is not successful then a trial date will be set.

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

                                  HOWTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996



(4)      LOAN PAYABLE TO RELATED PARTY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

         Sales for the three months ended June 30, 1996 were $3,286,867, a decrease of $2,070,033 or 39% from the comparable period in 1995. Sales for the six months ended June 30, 1996 were $5,310,024, a decrease of $5,898,626 or 53% from the comparable period in 1995. The Company attributes the decrease in sales to the continuing weakness in the graphic arts market and lower than expected sales of its medical imaging product. The Company anticipates that revenues will continue to increase on a quarter to quarter basis over the balance of the year.

          The Company recorded a net loss of $1,223,492 for the three month period ended June 30, 1996, as compared to a net loss of $2,821,001 from the comparable period in 1995, which included a one time restructuring charge of $2,662,632. The Company recorded a net loss of $3,564,886 for the six months ended June 30, 1996, as compared to a net loss of $2,668,343 for the same period in 1995.

         Gross margin for the six month period ended June 30, 1996 decreased to 10% from 38% for the six month period ended June 30, 1995. This decrease results from substantially lower revenues without a corresponding reduction in manufacturing costs. Gross margin increased during the three month period ended June 30, 1996 to 25% from a loss in the three month period ended March 31, 1996. The increase is due to higher service and accessories revenue at higher gross margins and a decrease in manufacturing costs resulting from the reorganization at the beginning of the second quarter.

         Engineering and product development costs for the six month period ended June 30, 1996 were $228,163 or 16% lower than the comparable period in 1995. The decrease results mostly from a reduction in staffing levels. The Company anticipates that engineering and product development costs will increase slightly during the remainder of the year due to the development of new products
 .

         General and administrative expenses in the six month period ended June 30, 1996 were $120,195 or 11% higher than the comparable period in 1995. This increase is attributable to increased legal expenses, primarily resulting from the Company's ongoing lawsuit against a former contract manufacturer and changes in estimates in providing additional reserves for bad debts.

         Marketing and sales expenses in the six month period ended June 30, 1996 decreased $107,457 or 7% from the comparable period in 1995. The decrease results mostly from the reduction in commissions and promotional costs. The level of expenditures is expected to increase during the remainder of 1996 as a result of increased advertising and trade show expenses.

         Net interest expense for the six month period ended June 30, 1996 was $303,730 compared to $181,829 for the comparable period in 1995. The increase is due to the increase in borrowings from the Company's Chairman and principal stockholder, and his son. (See Note 4 of Notes to Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996 the Company had current assets of $10,874,411, current liabilities of $2,876,812 and working capital of $7,997,599. The ratio of current assets to current liabilities was 3.8:1.

         Accounts receivable decreased by $2,524,937 during the first six months of 1996. This decrease is due primarily to lower revenues in the first six months of 1996.

         Inventory decreased by $556,736 during the first six months of 1996 due to the Company's transition to Demand Flow Technology instituted by the new Vice President of Manufacturing Operations. We look forward to continuing this trend in the months to come.

         Pursuant to the exercise of employee stock options, the Company received $48,787 during the first six months of 1996 compared to $113,075 during the corresponding period in 1995. The exercise of stock options depends upon the market price of the Company's stock and the option exercise price for individual employees and its effect on future liquidity cannot be anticipated.

         Capital spending for equipment for the first six months of 1996 amounted to $364,061 compared to $925,506 during the comparable period in 1995. The decrease is attributable to the reduction in purchases related to equipment used in the development of new products. The Company anticipates continuing the same level of capital spending for the balance of the year.

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

         The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1996 and the line of credit available under the Revolving Loan Agreement with its Chairman of which $4,421,396 was available as of June 30, 1996.

PART II      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  As previously reported in the Company's 1994 and 1995 Annual Reports on Form 10-K, on June 7, 1994, the Company filed a complaint in the United States District Court, District of New Hampshire, against TECO Electric & Machinery Co. Ltd. The Company claims, inter alia, breach of contract, misappropriation of trade secrets and breach of exclusive dealing. For the most part the discovery phase of the litigation has been completed. On February 1, 1996, the court issued an order that once a pending motion for summary judgment by the defendant TECO had been decided, that the parties should participate in mediation. The motion for summary judgment was denied on July 12, 1996 and decided in Howtek's favor in all respects. Mediation will now be scheduled and if mediation is not successful then a trial date will be set.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27   Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Howtek, Inc.
                                           ----------------------
                                                  (Company)



Date: July 31, 1996                        By: /s/ M. Russell Leonard
                                               ---------------------------
                                               M. Russell Leonard
                                               Executive Vice President,
                                               Chief Operating Officer



Date: July 31, 1996                        By: /s/ Robert J. Lungo
                                               ---------------------------
                                               Robert J. Lungo
                                               Vice President Finance,
                                               Chief Financial Officer