Form 10-Q
period 1996-09-30
HOWTEK INC
filed 1996-11-08
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number 1-9341
                       ------

                                  HOWTEK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      02-0377419
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


21 Park Avenue, Hudson, New Hampshire                                   03051
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


                                 (603) 882-5200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES  X   NO    .
    ---     ---

     As of the close of business on October 25, 1996 there were 8,212,909 shares outstanding of the issuer's Common Stock, $.01 par value.

                                HOWTEK, INC.

                                    INDEX

                                                                        PAGE

PART I        FINANCIAL INFORMATION

  Item 1      Financial Statements

              Balance Sheets as of September 30, 1996
               (unaudited) and December 31, 1995                         3

              Statements of Operations for the three month
               periods ended September 30, 1996 and 1995
               (unaudited) and for the nine month periods
               ended September 30, 1996 and 1995 (unaudited)             4

              Statement of Changes in Stockholders' Equity for
               the nine month period ended September 30, 1996
               (unaudited)                                               5

              Statements of Cash Flows for the nine month periods
               ended September 30, 1996 and 1995 (unaudited)             6

              Notes to Financial Statements (unaudited)                  7-8

  Item 2      Management's Discussion and Analysis of
              Financial Condition and Results of Operations              9-11

PART II       OTHER INFORMATION

  Item 1      Legal Proceedings                                         12

  Item 6      Exhibits and Reports on Form 8-K                          12


Signatures                                                              13

                            HOWTEK, INC.

                                         BALANCE SHEETS

                                                       SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                                       ------------------    -----------------
                 ASSETS                                    (unaudited)

Current assets:
  Cash and equivalents                                    $    557,457         $    574,647
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $500,000 in 1996 and $82,552 in 1995                 3,028,637            6,474,144
  Inventory                                                  5,697,910            6,840,823
  Prepaid and other                                            354,604              247,590
                                                          ------------         ------------
      Total current assets                                   9,638,608           14,137,204
                                                          ------------         ------------

Property and equipment:
  Equipment                                                 10,826,225           10,281,296
  Leasehold improvements                                       371,535              371,535
  Furniture and fixtures                                       185,564              185,564
  Motor vehicles                                                 6,050                6,050
                                                          ------------         ------------
                                                            11,389,374           10,844,445
  Less accumulated depreciation and amortization             8,982,884            7,815,236
                                                          ------------         ------------
      Net property and equipment                             2,406,490            3,029,209
                                                          ------------         ------------

Other assets:
  Software development costs, net                              989,529            1,191,265
  Debt issuance costs, net                                     103,487              118,756
  Patents, net                                                  13,865               18,806
                                                          ------------         ------------
      Total other assets                                     1,106,881            1,328,827
                                                          ------------         ------------

      Total assets                                        $ 13,151,979         $ 18,495,240
                                                          ============         ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  2,353,272         $  3,712,416
  Accrued expenses                                             760,099              490,752
                                                          ------------         ------------
      Total current liabilities                              3,113,371            4,203,168

Loan payable to principal stockholder                        3,578,604            3,578,604
Loan payable to related party (note 4)                       1,000,000                   --
Convertible subordinated debentures                          2,181,000            2,181,000
                                                          ------------         ------------
      Total liabilities                                      9,872,975            9,962,772
                                                          ------------         ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value: authorized
    25,000,000 shares; issued 8,037,594 in 1996
    and 8,013,394 shares in 1995; outstanding
    7,969,718 in 1996 and 7,945,518 shares in 1995              80,376               80,225
  Additional paid-in capital                                44,027,293           43,966,282
  Accumulated deficit                                      (39,878,401)         (34,563,775)
  Treasury stock at cost (67,876 shares)                      (950,264)            (950,264)
                                                          ------------         ------------
      Stockholders' equity                                   3,279,004            8,532,468
                                                          ------------         ------------

      Total liabilities and stockholders' equity          $ 13,151,979         $ 18,495,240
                                                          ============         ============


See accompanying notes to financial statements.

                             HOWTEK, INC.

                                     STATEMENTS OF OPERATIONS

                                                THREE MONTHS                     NINE MONTHS
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                         -------------------------       -------------------------
                                             1996          1995              1996         1995
                                                (unaudited)                     (unaudited)


Sales                                    $ 2,850,507   $ 4,303,024       $ 8,160,530   $15,511,674
Cost of Sales                              2,283,530     2,939,590         7,041,302     9,943,290
                                         -----------   -----------       -----------   -----------
Gross Margin                                 566,977     1,363,434         1,119,228     5,568,384
                                         -----------   -----------       -----------   -----------
Operating expenses:
  Engineering and product development        703,039       787,636         1,919,237     2,231,997
  General and administrative                 664,753       685,002         1,863,375     1,763,429
  Marketing and sales                        787,324       935,200         2,185,911     2,441,244
  Restructuring charge (note 3)                   --            --                --     2,662,632
                                         -----------   -----------       -----------   -----------
      Total operating expenses             2,155,116     2,407,838         5,968,523     9,099,302
                                         -----------   -----------       -----------   -----------
Loss from operations                      (1,588,139)   (1,044,404)       (4,849,295)   (3,530,918)
                                         -----------   -----------       -----------   -----------

Interest expense - net                       161,601       117,165           465,331       298,994
                                         -----------   -----------       -----------   -----------

Loss before tax provision                 (1,749,740)   (1,161,569)       (5,314,626)   (3,829,912)

Provision for income taxes                        --            --                --            --
                                         -----------   -----------       -----------   -----------

Net loss                                 $(1,749,740)  $(1,161,569)      $(5,314,626)  $(3,829,912)
                                         ===========   ===========       ===========   ===========

Net loss per share                       $     (0.22)  $     (0.15)      $     (0.67)  $     (0.48)

Weighted average number of shares used
  in computing earnings per share          7,965,903     7,941,415         7,964,777     7,929,706


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (unaudited)

                                         COMMON STOCK
                                 --------------------------     ADDITIONAL
                                   NUMBER OF                     PAID-IN     ACCUMULATED      TREASURY     STOCKHOLDERS'
                                 SHARES ISSUED   PAR VALUE       CAPITAL       DEFICIT          STOCK          EQUITY
                                 -------------  -----------    -----------   ------------     ---------    -------------

Balance at December 31, 1995       8,022,594      $80,225      $43,966,282   $(34,563,775)    $(950,264)     $ 8,532,468

January through September, 1996
Issuance of common stock
  pursuant to incentive stock
  option plan                         15,000          151           61,011                                        61,162

Net loss                                  --           --               --     (5,314,626)           --       (5,314,626)
                                   ---------      -------      -----------   ------------     ---------      -----------

Balance at September 30, 1996      8,037,594      $80,376      $44,027,293   $(39,878,401)    $(950,264)     $ 3,279,004
                                   =========      =======      ===========   ============     =========      ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                             STATEMENTS OF CASH FLOWS

                                                         NINE MONTHS        NINE MONTHS
                                                     SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                                                     ------------------  ------------------
                                                          (unaudited)        (unaudited)

Cash flows from operating activities:
  Net (loss)                                              $(5,314,626)      $(3,829,912)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depreciation                                              1,167,648         1,022,465
  Amortization                                                467,568           389,300
  Restructuring charge                                             --         2,662,632
 (Increase) decrease:
    Accounts receivable                                     3,445,507           495,385
    Inventory                                               1,142,913        (1,732,667)
    Other current assets                                     (107,014)           33,979
  Increase (decrease):
    Accounts payable                                       (1,359,144)         (200,277)
    Accrued expenses                                          269,347            12,517
                                                          -----------       -----------
      Total adjustments                                     5,026,825         2,683,334
                                                          -----------       -----------

      Net cash provided by (used for)
       operating activities                                  (287,801)       (1,146,578)
                                                          -----------       -----------

Cash flows from investing activities:
  Patents, software development and other                    (245,622)         (394,887)
  Additions to property and equipment                        (544,929)       (1,079,412)
                                                          -----------       -----------
      Net cash used for investing activities                 (790,551)       (1,474,299)
                                                          -----------       -----------

Cash flows from financing activities:
  Issuance of common stock for cash                            61,162           153,387
  Proceeds of loan payable to related party (note 4)        1,000,000                --
  Proceeds of loan payable to principal stockholder                --         2,078,604
                                                          -----------       -----------
      Net cash provided by financing activities             1,061,162         2,231,991
                                                          -----------       -----------

    Increase (decrease) in cash and equivalents               (17,190)         (388,886)
    Cash and equivalents, beginning of period                 574,647           649,455
                                                          -----------       -----------
    Cash and equivalents, end of period                   $   557,457       $   260,569
                                                          ===========       ===========

Supplemental disclosure of cash flow information:
  Interest paid                                           $    98,145       $   247,198
                                                          ===========       ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

(2) LEGAL PROCEEDINGS

         As previously reported in the Company's 1994 and 1995 Annual Reports on Form 10-K, on June 7, 1994, the Company filed a complaint in the United States District Court, District of New Hampshire, against TECO Electric and Machinery Co. Ltd. The Company claims, inter alia, breach of contract, misappropriation of trade secrets, and breach of exclusive dealing. On July 12, 1996, the court denied TECO's motion for partial summary judgment on all counts. On September 24, 1996, the parties participated in a court ordered mediation which was officiated by the magistrate in the case. There was no resolution of the dispute. The matter has been scheduled for a jury trial on April 1, 1997.

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

                               SEPTEMBER 30, 1996

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

     Sales for the three months ended September 30, 1996 were $2,850,507, a decrease of $1,452,517 or 34% from the comparable period in 1995. Sales for the nine months ended September 30, 1996 were $8,160,530, a decrease of $7,351,144 or 47% from the comparable period in 1995. The Company attributes the decrease in sales to the continuing weakness in the graphic arts market and lower than expected sales of its medical imaging product. The Company anticipates that revenues will increase in the fourth quarter of 1996.

     Gross margin for the nine month period ended September 30, 1996 decreased to 14% from 36% for the nine month period ended September 30, 1995. This decrease results from substantially lower revenues without a corresponding reduction in manufacturing costs.

     Engineering and product development costs for the nine month period ended September 30, 1996 were $312,760 or 14% lower than the comparable period in 1995. The decrease results mostly from a reduction in staffing levels. The Company anticipates that engineering and product development costs will decrease during the remainder of the year due to reductions in personnel and product development costs.

     General and administrative expenses in the nine month period ended September 30, 1996 were $99,946 or 6% higher than the comparable period in 1995. This increase is attributable to changes in estimates in providing additional reserves for bad debts.

     Marketing and sales expenses in the nine month period ended September 30, 1996 decreased $255,333 or 10% from the comparable period in 1995. The decrease results mostly from the reduction in commissions and promotional costs. The level of expenditures is expected to decrease during the remainder of 1996 as a result of steps taken by the Company to reduce spending.

     Net interest expense for the nine month period ended September 30, 1996 was $465,331 compared to $298,994 for the comparable period in 1995. The increase is due to the increase in borrowings from the Company's Chairman and principal stockholder, and his son. (See Note 4 of Notes to Financial Statements.)

     The Company recorded a net loss of $1,749,740 for the three month period ended September 30, 1996, as compared to a net loss of $1,161,569 from the comparable period in 1995. The Company recorded a net loss of $5,314,626 for the nine months ended September 30, 1996, as compared to a net loss of $3,829,912 for the same period in 1995, which included a one time restructuring charge of $2,662,632.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996 the Company had current assets of $9,638,608, current liabilities of $3,113,371 and working capital of $6,525,237. The ratio of current assets to current liabilities was 3.1:1.

     Accounts receivable decreased by $3,445,507 during the first nine months of 1996. This decrease is due primarily to lower revenues in the first nine months of 1996.

     Inventory decreased by $1,142,913 during the first nine months of 1996 due to the Company's transition to demand flow technology and lower sales. The Company anticipates that inventory will continue to decrease in the fourth quarter of 1996.

     Pursuant to the exercise of employee stock options, the Company received $61,162 during the first nine months of 1996 compared to $153,387 during the corresponding period in 1995. The exercise of stock options depends upon the market price of the Company's stock. The option exercise price for individual employees and its effect on future liquidity cannot be anticipated.

     Capital spending for equipment for the first nine months of 1996 amounted to $544,929 compared to $1,079,412 during the comparable period in 1995. The decrease is attributable to the reduction in purchases related to equipment used in the development of new products. The Company anticipates continuing the same level of capital spending for the balance of the year.

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

     The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1996 and the line of credit available under the Revolving Loan Agreement with its Chairman of which $4,421,396 was available as of September 30, 1996.

SUBSEQUENT EVENT
----------------

     Pursuant to the authorization of the Company's board of directors, on October 15, 1996, the Company's Chairman and principal stockholder, Robert Howard purchased an additional 243,191 shares of the Company's common stock from the Company in a private placement. The purchase price for the shares was $2.056 per share representing a discount of 30% from the market price at the time of the sale. Unless registered for resale under the Securities Act of 1933 (the "Act"), under current law, the stock must be held for at least two years before it can be publicly sold pursuant to Rule 144 promulgated under the Act.

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             As previously reported in the Company's 1994 and 1995 Annual Reports on Form 10-K, on June 7, 1994, the Company filed a complaint in the United States District Court, District of New Hampshire, against TECO Electric and Machinery Co. Ltd. The Company claims, inter alia, breach of contract, misappropriation of trade secrets, and breach of exclusive dealing. On July 12, 1996, the court denied TECO's motion for partial summary judgment on all counts. On September 24, 1996, the parties participated in a court ordered mediation which was officiated by the magistrate in the case. There was no resolution of the dispute. The matter has been scheduled for a jury trial on April 1, 1997.

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


                                                       Howtek, Inc.
                                             --------------------------------
                                                        (Company)


Date: November 8, 1996                   By: /s/ M. Russell Leonard
      ----------------                       --------------------------------
                                             M. Russell Leonard
                                             Executive Vice President,
                                             Chief Operating Officer


Date: November 8, 1996                   By: /s/ Robert J. Lungo
      ----------------                       --------------------------------
                                             Robert J. Lungo
                                             Vice President Finance,
                                             Chief Financial Officer