Form 10-K405
period 1996-12-31
HOWTEK INC
filed 1997-03-13
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-K
(Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996
                                   -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ------------        --------------

         Commission file number 1-9341
                                ------

                                  HOWTEK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      02-0377419
----------------------------                -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

21 Park Avenue, Hudson, New Hampshire                           03051
------------------------------------                   ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (603) 882-5200

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
Title of each class                             which registered
-------------------                             ----------------
9% Convertible Subordinated                     Philadelphia Stock Exchange
Debentures due 2001


Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on February 4, 1997 was $15,568,545.

     As of February 4, 1997 the Registrant had 9,031,854 shares of Common Stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III (Items 10, 11, 12, and 13) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement with respect to its 1997 Annual Stockholders' meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART I
                                     ------


ITEM 1.  BUSINESS.
-------  ---------

GENERAL

     Howtek, Inc. (the "Company"), a Delaware corporation located in Hudson, New Hampshire, was organized in February 1984. The Company designs, engineers, develops and manufactures digital image scanners, densitometers, film digitizers and related software for applications in the graphic arts, medical imaging and life sciences markets. The Company sells its products throughout the world through various distributors, resellers, systems integrators and OEM's.

GENERAL DEVELOPMENTS OVER THE PAST FIVE YEARS

     During the past five years the Company has expanded its product offering and the markets into which it sells. In the graphic arts market, which includes printers, publishers, trade shops, service bureaus, desktop publishers and photo retouchers, the Company sells the Scanmaster(TM) 7500 and 4500 pmt (photo-multiplier tube) drum scanners, the Scanmaster 2500 ccd (charge coupled device) array flatbed scanner, and Trident(TM), Aurora(TM) and Polaris(TM) software applications. None of these products existed five years ago and they service a broader range of the graphic arts market than the Company's preceding product line. The Company has also expanded into the medical imaging and life sciences markets. With the Scanmaster DX film digitizer and Scanmaster Pro-G densitometer, the Company is able to address the demand for reliable, fast, high quality and affordable methods of capturing data from X-Rays and DNA sequences.

SCANNER TECHNOLOGY

     The Company's scanner products are based on charge coupled device ("ccd") array technology and photomultiplier tube ("pmt") technology. CCD scanners use a flatbed design and focus an array of light sensors across the width of the scan area while pmt scanners focus a single scanning beam on a rotating drum.

CCD ARRAY SCANNERS

     The Company's family of desktop ccd array scanners consists of the Scanmaster 2500, the Scanmaster Pro-G, and the Scanmaster DX.

     The Scanmaster 2500, which is targeted at the graphic arts market, is a flatbed scanner that utilizes a tri-linear array, the latest in ccd technology. This array allows for greater accuracy and less noise than previous generation ccd technology. The tri-linear array makes the 2500 a faster scanner. The Scanmaster 2500 has the ability to scan both reflective and transmissive (positive and negative) originals up to 13 x 18 inches. Additional features include a 3.4 optical density, single pass scanning and a resolution of 600 x 1200 dpi native, with interpolation from 50 to 1800 total range. The Scanmaster 2500 is suitable for scanning artboards, large maps, full size books, sketches, and negatives or halftones. Shipment of the Scanmaster 2500 commenced in April of 1995. In September 1995, the Scanmaster 2500 was selected as a winner of Publish magazine's "Impact" award for innovation in the field of electronic publishing.

     The Scanmaster Pro-G and DX are targeted at the life sciences and medical imaging markets, respectively. Features of both scanners include: scanning areas up to 13 x 18 inches, optical density of up to 3.4 and standard SCSI-2 interface. The Pro-G captures images over a resolution range of 64 to 1024 dpi. The DX can digitize films with a 50 micron spot size. The Pro-G is used for reproducing DNA/RNA protein samples captured in gels, radiographs and photographs for applications ranging from forensics to genetic research. The DX is an X-Ray film digitizer and is also used for digitally reproducing radiographs. This digitizer is ideal for PACS (Picture Archiving and Communication System), clinical diagnosis and teleradiology. The DX received FDA clearance to market at the end of January 1996 and the Company commenced marketing the DX immediately thereafter.

PMT SCANNERS

     PMT scanner products offered by the Company consist of the Scanmaster 7500 Pro large format drum scanner and the Scanmaster 4500. The Scanmaster 7500 Pro and the 4500 are sold under the Howtek label and are also sold to OEM's which sell the scanner under their own names.

     The Scanmaster 7500 Pro is a large format, high volume, production scanner. Features include a scanning area of up to 18.5 x 24 inches, and reflective, transparent, positive and negative image scanning. The 7500 is targeted at large volume color separators, trade shops and commercial printers. Native resolution is 5000 dpi and can be interpolated up to 15,000 dpi.

     The Scanmaster 4500 features a scanning area of 11.0 x 11.8 inches, the ability to scan line art, grayscale and color on reflective or transparent images, in both positives and negatives. Additional features include enlargement capabilities up to 1800%, auto and manual focus with 12 aperture settings, 12 bits of data per color, 4096 levels of grayscale, drum speed of 300 to 1200 rpm's, SCSI-2 interface, optical density of 0 to 3.8, and it operates on Macintosh(R), Windows(TM) and UNIX(TM) operating systems.
-----------------------------------
     Macintosh is a trademark of Apple Computer Inc. Windows is a trademark of Microsoft Corporation. UNIX is a trademark of AT&T Corporation. Scanmaster is a trademark of Howtek, Inc.

SOURCES AND AVAILABILITY OF MATERIALS

     The electronics industry is subject to periodic fluctuations in the production capacity of integrated circuit manufacturers and other key suppliers. Currently, the Company believes that there are adequate sources and availability of the components necessary to manufacture its products.

COMPETITION

     The Company faces competition in the graphic arts markets for CCD array and PMT scanner markets as well as in the medical imaging and life sciences markets for X-Ray digitizers and densitometers. Among its competitors are numerous foreign and domestic digital scanner companies. Many of these competitors are well established, have financial, engineering, manufacturing and distribution resources substantially greater than those of the Company, and have established reputations for success in the development, sale and service of products that will be competitive with those of the Company. The principal methods of competition in these markets are price, performance, proprietary hardware and software, and service. During 1996 the Company continued to experience significant competition in these markets.

WORKING CAPITAL REQUIREMENTS

     The principal working capital requirements of the Company are those characteristic of any electronics manufacturing company with regard to the management of the work in process and the inventory of finished goods arising from such manufacturing activities. In addition, because a significant portion of the Company's sales are derived from foreign sales (see Note 7 to Notes to Financial Statements) the Company must carry the expense of the longer repayment cycles accorded to foreign distributors and OEM's.

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


ENGINEERING AND PRODUCT AND SOFTWARE DEVELOPMENT

     For the years ended December 31, 1996, 1995 and 1994 the Company spent $2,353,354, $2,788,281, and $2,890,182, respectively, on engineering and product development. In addition, for the years ended December 31, 1996, 1995 and 1994 the Company spent $350,674, $445,106, and $709,505 respectively, on software development.

MANUFACTURING

     The Company manufactures all of its hardware products at its Hudson, New Hampshire facilities and sublicenses some of its software products from third parties.


EMPLOYEES

     On December 31, 1996 the Company had 70 full-time employees.

CUSTOMERS

     During 1996, 17% of the Company's sales were made to Techexport, Inc., a foreign distributor of the Company's scanner product and 29% of sales were made to Crosfield Electronics Limited, an original equipment manufacturer ("OEM") which sells the Scanmaster 4500 under its own label. A reduction in purchases by either company could have a material impact on the Company's sales, however, although there can be no assurance, the Company believes there are other channels of distribution and potential OEM customers available.


BACKLOG

     The dollar amount of the Company's backlog, or orders believed to be firm, as of December 31, 1996 was approximately $107,000 as compared to approximately $740,000 on the corresponding date in 1995.


ENVIRONMENTAL PROTECTION

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the company.


EXPORT SALES

     Certain financial information about export sales is set forth in Note 7 to Notes to Financial Statements accompanying this Report on Form 10-K.

EXECUTIVE OFFICERS OF THE COMPANY

      Name            Age      Position
      ----            ---      --------
David R. Bothwell     48       President, Chief Executive Officer,  Director

M. Russell Leonard    51       Executive Vice President, Chief Operating Officer

Drew E. Woodworth     46       Vice President, Operations

Robert J. Lungo       49       Vice President, Chief Financial Officer

Richard Lehman        58       Vice President ,  Engineering


     David R. Bothwell joined the Company in June 1988, as President and Chief Operating Officer. He was named a director and Chief Financial Officer of the Company in August of 1988. On February 26, 1993, he resigned for health reasons and rejoined the Company on December 8, 1993, as Chief Executive Officer and Acting President. In April 1994, he relinquished the position of President and was reappointed to that position on May 30, 1995. From October 1985, to June 1988, Mr. Bothwell served as Executive Vice President and Chief Operating Officer of Daymarc Corporation, a manufacturer of automatic test handlers for the semiconductor industry.


     M. Russell Leonard joined the Company in April 1990 as Vice President Programs & Administration. In December 1991 he was named Vice President Operations and Programs, in February 1993 he was named Executive Vice President and in May 1995 he was named Chief Operating Officer. From November 1987 to April 1990 he operated his own business in the water treatment industry. From 1985 to 1987 Mr. Leonard worked as the Director of Program Management for the Serial Computer Printer Group, at Dataproducts Corp.


     Drew E. Woodworth joined the Company in December 1995 as Vice President of Operations. Previously he worked for Nashua Corp., a manufacturer of various computer memory and office products, since 1977 where he served in many capacities including; Operations Manager from December 1993 to December 1995, Manufacturing Manager of Duct and Masking Tape Operations from October 1988 to December 1993, Corporate Purchasing Manager, Industrial Tape Division from May 1987 to October 1988, and Finishing Manager of Duct and Masking Tape Division from December 1985 to May 1987.

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


     Richard Lehman joined the Company in July 1990, as Director of Scanner Engineering. In December 1993, he was appointed Vice President of Scanner Engineering and in October 1996, he was named Vice President Engineering. Previously to joining the Company, Mr. Lehman was employed by Xerox Corporation for 23 years where he served in various engineering and managerial capacities.


ITEM 2.  PROPERTIES.
-------  -----------

     The Company's principal executive offices and research and development laboratory are located at 21 Park Avenue, Hudson, New Hampshire. The facility consists of approximately 21,000 square feet of office and research and development space and is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors of the Company, pursuant to a lease which expires September 30, 1997 at an annual rent of $78,500. Additionally, the Company is required to pay real estate taxes, provide insurance and maintain the premises.

     The Company leases, on a month to month basis, an additional 36,100 square feet of office, manufacturing and warehouse space adjacent to its current facility which it believes will be adequate to support its planned growth. If the Company decides to seek additional or replacement facilities, it believes there is adequate facilities available at commercially reasonable rates.


ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

     On June 7, 1994 the company filed a complaint in the United States District Court, District of New Hampshire against TECO Electric & Machinery Co. Ltd. ("TECO"), several TECO subsidiaries, a TECO employee, and a number of distributors of TECO products. The Company claims, inter alia, that TECO breached an exclusive manufacturing contract it entered into with the Company to manufacture digital color scanners exclusively for the Company by selling scanners under its own labels and those of other companies. The Company's claim is based upon misappropriation of trade secrets, civil conspiracy, unfair competition, and breach of contract. The Company initially sought damages in its complaint in the amount of $17 million, however, an expert retained by the Company to testify at the trial has subsequently concluded that the Company's damages, as a result of TECO's actions and omissions, are substantially in excess of the amount alleged in the complaint. TECO has answered the complaint and asserted various counterclaims, including misrepresentation and breach of contract, and is claiming approximately $3,000,000 in payment for past due services and breach of obligations by the Company to allow TECO to manufacture other scanner products for the Company. The court has instructed the parties to engage in alternative dispute resolution to attempt to resolve the dispute. The trial is scheduled to commence on April 1, 1997. There can be no assurance that the Company will be successful in the action, or if it is, as to the amount of damages, if any, it may be awarded.


ELTECH ELECTRONICS, INC. V. HOWTEK, INC.

     In September 1996, Eltech Electronics, Inc., a contract manufacturer, commenced an action against the Company in the Superior Court, Middlesex County, Massachusetts, to recover an unspecified amount of damages alleged to be "in excess of $50,000," due to the Company's alleged failure to pay for goods sold, delivered and accepted by the Company and due to the Company's alleged cancellation of purchase orders. The parties agreed to a settlement and entered into a standstill agreement pending the performance of the settlement agreement.





 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
 ------    ----------------------------------------------------

     Not applicable.

                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------    -------------------------------------------------------------
           MATTERS.
           --------

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol "HOWT". Prior to July 13, 1995 the Company's Common Stock was traded on the American Stock Exchange under the symbol "HTK". The following table sets forth the range of high and low bid prices for each full quarterly period and partial quarterly period during 1996 and 1995, while the Company's Common Stock was traded on NASDAQ and also sets forth the high and low sales prices for each full quarterly period and partial quarterly period in 1995, while the Company's Common Stock was traded on the American Stock Exchange. The high and low bid prices, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                            High             Low
                                            ----             ---
Fiscal year ended
December 31, 1996
First Quarter                               7-7/8             4-3/4
Second Quarter                              6-3/4             3-3/8
Third Quarter                               4-5/8             3
Fourth Quarter                              3-3/8             1-11/16


Fiscal year ended
December 31, 1995
First Quarter                               10-7/8            6-3/4
Second Quarter                              10-5/8            8
Third Quarter (7/01-7/13/95)                10-3/8            7-5/8

Third Quarter (7/14-9/30/95)                11-1/2            7-1/2
Fourth Quarter                              10-1/4            6-1/2

     As of February 4, 1997 there were 324 holders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On April 4, 1996, the Company borrowed $1,000,000 from Dr. Lawrence Howard,

son of the Company's Chairman, Robert Howard, pursuant to a Convertible Promissory Note (the "Note") due January 4, 1998 and related Security Agreement of even date. The maturity date of the Note has been extended to January 4, 1999. The holder of the Note has the right at any time prior to repayment in full of the principal, to convert the principal balance of the Note to the Company's Common Stock at a conversion price of $3.00 per share, which represents the estimated fair market value of the shares on the date of the Note. In addition, at the Note holder's option, (a) the entire outstanding principal amount of the Note and all accrued interest, may be converted into shares of Common Stock at the Conversion Price then in effect, prior to the closing of a firmly underwritten public offering, pursuant to a registration statement filed by the Company under the Securities Act of 1933 with aggregate net proceeds to the Company of $2,000,000 and a price of not less than $5.00 per share, subject to adjustments of the stock (an "Offering"), (b) the entire principal amount of the Note and all interest accrued under the Note shall be paid to the holder upon the closing of an Offering, or (c) the Note shall remain outstanding after the closing of an Offering. Under the terms of the
Note interest accrues monthly at the rate of Citibank's prime rate plus two percent (10.25% on December 31, 1996) and is payable on demand or not later than the maturity date of the Note. The Note is secured by substantially all of the assets of the Company. The shares issuable upon conversion are subject to certain registration rights. As of December 31, 1996, the Company owed Dr. Lawrence Howard $400,000 pursuant to the Loan Agreement.

     On October 15, 1996, the Company sold 243,191 shares of its Common Stock ($.01 per share par value), at $2.056 per share, the estimated fair market value of the unregistered stock, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, to Robert Howard, the Company's Chairman.

     On December 13, 1996, the Company sold 403,362 shares of its Common Stock ($.01 per share par value), at $1.4875 per share, the estimated fair market value of the unregistered stock, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, to Dr. Lawrence Howard.

     On December 23, 1996, the Company sold 415,585 shares of its Common Stock ($.01 per share par value), at $1.2031 per share, the estimated fair market value of the unregistered stock, in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, to Robert Howard, the Company's Chairman.

     The transactions described above were private sales to accredited investors and were carried out to maintain compliance with NASDAQ's net tangible asset value listing criteria for companies trading on the NASDAQ National Market. The purchase price per share was 30% less than the then current market price. The securities were not issued pursuant to a registration statement and may only be resold pursuant to a registration statement or an exemption from registration pursuant to the securities laws and regulations of the United States.

ITEM 6.   SELECTED FINANCIAL DATA.
------    ------------------------

SELECTED STATEMENT OF OPERATIONS DATA
-------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------------
                                                       1996             1995             1994             1993             1992
                                                   -----------      -----------      -----------      -----------      -----------
     Sales                                         $11,263,253      $20,603,654      $24,370,329      $20,550,105      $23,008,565
     Gross margin                                    1,918,798        6,619,835        9,237,115        7,506,127       11,374,615
     Other income - net                                      0                0                0         (570,025)               0
     Restructuring charge                                    0        2,662,632                0                0                0
     Total operating expenses                        7,355,481       11,441,837        8,020,468        7,961,622        7,197,291
     Income (loss) from operations                  (5,436,683)      (4,822,002)       1,216,647         (455,495)       4,177,324
     Interest expense - net                            623,537          433,045          259,227          329,461          369,653
     Pre-tax income (loss)                          (6,060,220)      (5,255,047)         957,420         (784,956)       3,807,671
     Provision for income taxes                              0                0           77,000            4,903           35,000
     Net Income (loss)                              (6,060,220)      (5,255,047)         880,420         (789,859)       3,772,671
     Net Income (loss) per share                         (0.76)           (0.66)            0.11            (0.10)            0.49






SELECTED BALANCE SHEET DATA
---------------------------
                                                                                     AS OF DECEMBER 31,
                                                   -------------------------------------------------------------------------------
                                                       1996             1995             1994             1993             1992
                                                   -----------      -----------      -----------      -----------      -----------
     Total current assets                          $ 9,697,890      $14,137,204      $16,891,438      $13,834,468      $15,987,231
     Total assets                                   12,795,467       18,495,240       21,573,849       18,120,557       19,611,320
     Total current liabilities                       3,002,453        4,203,168        4,811,528        2,467,054        2,635,878
     Loans payable to related parties                3,478,604        3,578,604        1,000,000        1,000,000        2,100,000
     Convertible Subordinated Debentures             2,181,000        2,181,000        2,181,000        2,181,000        2,181,000
     Stockholders' equity                            4,133,410        8,532,468       13,581,321       12,472,503       12,694,442






SELECTED QUARTERLY DATA
-----------------------
                                                                                               EARNINGS
                                                                       GROSS        ----------------------------------
                                                      SALES            MARGIN       EARNINGS(LOSS)   PER SHARE PRIMARY
                                                    ----------       ----------     --------------   -----------------
     1995 Quarter ended:
     -------------------
          March 31                                  $5,851,750       $2,228,122      $   152,658         $ 0.02
          June 30                                    5,356,900        1,976,828       (2,821,001)         (0.36)
          September 30                               4,303,024        1,363,434       (1,161,569)         (0.15)
          December 31                                5,091,980        1,051,451       (1,425,135)         (0.18)

     1996 Quarter ended:
     -------------------
          March 31                                  $2,023,157       $ (272,679)     $(2,341,394)        $(0.29)
          June 30                                    3,286,867          824,931       (1,223,492)         (0.15)
          September 30                               2,850,507          566,977       (1,749,740)         (0.22)
          December 31                                3,102,722          799,570         (745,594)         (0.09)

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------      ---------------------------------------------------------------
            RESULTS OF OPERATIONS.
           ----------------------

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
---------------------------------------------------------------------

     Sales for the year ended December 31, 1996 were $11,263,253 a decrease of 45% from sales during the year ended December 31, 1995 of $20,603,654. The decrease in sales is due primarily to the continuing weakness of the graphic arts market and lower than expected sales in the medical imaging market. The Company encountered longer sales cycles than anticipated with prospective medical customers due to the lengthy product evaluation periods characteristic of that market. The Company expects overall sales to increase in 1997 based upon anticipated increases in sales in the graphic arts and medical imaging markets.

     The Company's gross margin decreased from 32% in 1995 to 17% in 1996. This decrease resulted primarily from the lower level of sales and higher discounts to OEM and international resellers.

     Engineering and product development costs (net of capitalized software development costs of $350,674 and $445,106 for 1996 and 1995 respectively) decreased slightly from $2,788,281 in 1995 to $2,353,354 in 1996. The level of engineering and product development spending is expected to decrease in 1997 principally as a result of reductions in personnel and other steps taken to control costs.

     General and administrative expense decreased 11% from $2,651,905 in 1995 to $2,357,560 in 1996. This decrease was due primarily to the decrease in legal fees in connection with a lawsuit against a former contract manufacturer. See
Note 9 of Notes to Financial Statements.

     Marketing and sales expenses during 1996 were $2,644,567 which represents a 21% decrease from $3,339,019 for 1995. The decrease results from reductions in salaries, advertising, promotional and trade show expenses. Since the major portion of these reductions occurred in the fourth quarter of 1996, it is expected that overall expenses in this area will be lower in 1997, as these reductions take effect.

     Net interest expense increased 44% from $433,045 in 1995 to $623,537 in 1996 due to the increase in the amount of the Company's loan from Robert Howard, its Chairman and principal stockholder and Dr. Lawrence Howard, the Chairman's son. See Note 3 of Notes to Financial Statements.

     The Company reported a net loss of $6,060,220 for the year ended December 31, 1996 as compared to net loss of $5,255,047 for the year ended December 31, 1995, which included a restructuring charge of $2,662,632 in the 1995 period.

See Note 2 of Notes to Financial Statements. During the fourth quarter of 1996, the Company significantly reduced operating costs. The full impact of this reduction will not be fully realized until 1997.


   YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994
   ---------------------------------------------------------------------

     Sales for the year ended December 31, 1995 were $20,603,654 a decrease of 15% from sales during the year ended December 31, 1994 of $24,370,329. The decrease in sales was due primarily to the general weakness of the graphic arts market in North America which resulted in a lower level of sales of the Scanmaster 7500. In an effort to increase demand of the Scanmaster 7500 in 1996, the Company entered into agreements with third party software vendors during the fourth quarter of 1995 to make additional software options available to customers.

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

     General and administrative expense increased 20% from $2,210,204 in 1994 to $2,651,905 in 1995. This increase was due primarily to the increase in legal fees, of about $450,000 in 1995, in connection with a lawsuit against a former contract manufacturer. See Note 9 of Notes to Financial Statements.

     Marketing and sales expenses during 1995 were $3,339,019 which represents a 14% increase from $2,920,082 for 1994. The increase resulted from increases in salaries, advertising, promotional and trade show expenses.

     Net interest expense increased 67% from $259,227 in 1994 to $433,045 in 1995 due to the increase in the amount of the Company's loan from Robert Howard, its Chairman and principal stockholder. See Note 3 of Notes to Financial Statements.

     The Company reported a net loss of $5,255,047, which included a restructuring charge of $2,662,632, for the year ended December 31, 1995 as compared to net income of $880,420 for the year ended December 31, 1994. Additional reserves totaling $500,000, for inventory and accounts receivable, were recorded in the fourth quarter of 1995. See Note 2 of Notes to Financial Statements

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of the $8,000,000 credit line under the Revolving Loan Agreement with its Chairman, of which $4,921,396 was available at December 31, 1996. The current payment date for loans made pursuant to the Revolving Loan Agreement is January 4, 1999. The Company believes that these sources are sufficient to satisfy its cash requirements for the foreseeable future.

     Working capital decreased $3,238,599 from $9,934,036 at December 31, 1995 to $6,695,437 at December 31, 1996. The ratio of current assets to current liabilities decreased slightly from 3.4 at December 31, 1995 to 3.2 at December 31, 1996.

     In 1996 the Company spent $3,295,924 for tooling and new product development of which $942,570 was capitalized as additions to property and equipment and software development with the balance expensed. The Company does not expect the level of its capital spending to change in 1997. The cash position decreased from $574,647 on December 31, 1995 to $235,143 on December 31, 1996.


EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

Long-Lived Assets

     Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for 1996. No write-downs were necessary through December 31, 1996.


Stock-Based Compensation

     The Company has not adopted the optional fair value based method for accounting for stock compensation plans, as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995. See note 5 of Notes to Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         See Financial Statements and Schedule attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         Not applicable.

                                    PART III
                                    --------


The information required by Part III (Items 10, 11, 12, and 13) of this Report on Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------   ----------------------------------------------------
          ON FORM 8-K.
          ------------

          a) The following documents are filed as part of this Annual Report on Form 10-K:

               1.   Financial Statements - See Index on page 21.

               2. Financial Statement Schedule - See Index on page 21. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange are not required under the related instructions or are not applicable and, therefore, have been omitted.

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

               10(a)Lease Agreement between the Registrant and its Chairman with respect to premises located at 21 Park Avenue, Hudson, New Hampshire, dated October 1, 1984, [incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement to Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984].

               10(b)Form of Lease Renewal between the Registrant and its
                    Chairman with respect to premises located at 21 Park Avenue, Hudson, New Hampshire.

               10(c)Revolving Loan and Security Agreement, and Convertible
                    Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 (the "Loan Agreement") [incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended 9/30/87].

               10(d)Letter Agreement dated February 14, 1997, amending the
                    Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987.

               10(e)Convertible Promissory Note and Security Agreement, dated
                    April 4, 1996, between the Registrant and Dr. Lawrence Howard [incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1996].

               10(f)Letter Agreement dated February 14, 1997, amending the
                    Convertible Promissory Note and Security Agreement, dated April 4, 1996, between the Registrant and Dr. Lawrence Howard.

               23   Consent of BDO Seidman, LLP.

               27   Financial Data Schedule (For SEC use only)

               (b) During the last quarter of the period covered by this Annual Report on Form 10-K the Company filed no reports on Form 8-K.

               (c)  Exhibits - See (a) 3 above.

               (d)  Financial Statement Schedule - See (a) 2 above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HOWTEK, INC.
Date: March 13, 1997

                                               By:/s/ David R. Bothwell
                                                  ------------------------------
                                                      David R. Bothwell,
                                                      President, Chief Executive
                                                      Officer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                     Date
         ---------                   -----                     ----
/s/ Robert Howard             Chairman of the               March 13, 1997
----------------------        Board,  Director
Robert Howard

/s/ David R. Bothwell         Chief Executive               March 13, 1997
----------------------        Officer, Director
 David R. Bothwell

/s/ Robert J. Lungo           Vice President, Chief         March 13, 1997
----------------------        Financial Officer, Principal
Robert J. Lungo               Accounting Officer

/s/ Ivan Gati                 Director                      March 13, 1997
----------------------
Ivan Gati

/s/ Sheila Horwitz            Director                      March 13, 1997
----------------------
Sheila Horwitz

/s/ Nat Rothenberg            Director                      March 13, 1997
----------------------
Nat Rothenberg

/s/ Harvey Teich              Director                      March 13, 1997
----------------------
Harvey Teich

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                     22


Balance Sheets
         As of December 31, 1996 and 1995                              23


Statements of Operations
         For the years ended December 31, 1996,
         1995 and 1994.                                                24


Statements of Changes in Stockholders' Equity
         For the years ended December 31, 1996,
         1995 and 1994.                                                25


Statements of Cash Flows
         For the years ended December 31, 1996,
         1995 and 1994.                                                26


Notes to Financial Statements                                          27-42


Schedule II - Valuation and Qualifying
         Accounts and Reserves                                         43

                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Howtek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of HOWTECK, INC. as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOWTEK, INC. at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO SEIDMAN, LLP

New York, New York
February 14, 1997

                                   HOWTEK, INC.

                                                   BALANCE SHEETS

                                                                     DECEMBER 31,              DECEMBER 31,
                                                                     ------------              ------------
                                                                         1996                      1995
                                                                     ------------              ------------
                               Assets
                               ------

Current assets:
  Cash and equivalents                                               $    235,143              $    574,647
  Trade accounts receivable net of allowance
    for doubtful accounts of $537,748 in 1996
    and $290,710 in 1995 (note 7)                                       3,469,275                 6,474,144
  Inventory (note 1)                                                    5,762,657                 6,840,823
  Prepaid and other (note 3)                                              230,815                   247,590
                                                                     ------------              ------------
      Total current assets                                              9,697,890                14,137,204
                                                                     ------------              ------------

Property and equipment: (note 1)
  Equipment                                                            10,873,192                10,281,296
  Leasehold improvements                                                  371,535                   371,535
  Furniture and fixtures                                                  185,564                   185,564
  Motor vehicles                                                            6,050                     6,050
                                                                     ------------              ------------
                                                                       11,436,341                10,844,445
  Less accumulated depreciation and amortization                        9,391,369                 7,815,236
                                                                     ------------              ------------
      Net property and equipment                                        2,044,972                 3,029,209
                                                                     ------------              ------------

Other assets: (note 1)
  Software development costs, net                                         941,989                 1,191,265
  Debt issuance costs, net                                                 98,398                   118,756
  Patents, net                                                             12,218                    18,806
                                                                     ------------              ------------
      Total other assets                                                1,052,605                 1,328,827
                                                                     ------------              ------------

      Total assets                                                   $ 12,795,467              $ 18,495,240
                                                                     ============              ============

                Liabilities and Stockholders' Equity
                ------------------------------------

Current liabilities:
  Accounts payable                                                   $  1,969,342              $  3,495,698
  Accrued interest                                                        689,434                   238,840
  Accrued expenses                                                        343,677                   468,630
                                                                     ------------              ------------
      Total current liabilities                                         3,002,453                 4,203,168

Loans payable to related parties (note 3)                               3,478,604                 3,578,604
Convertible subordinated debentures (note 4)                            2,181,000                 2,181,000
                                                                     ------------              ------------
      Total liabilities                                                 8,662,057                 9,962,772
                                                                     ------------              ------------

Commitments and contingencies (notes 3 and 8)

Stockholders' equity: (notes 3, 4 and 5)
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 9,099,732 in 1996
    and 8,022,594 shares in 1995; outstanding
    9,031,856 in 1996  and 7,954,718 shares in 1995                        90,997                    80,225
  Additional paid-in capital                                           45,616,672                43,966,282
  Accumulated deficit                                                 (40,623,995)              (34,563,775)
  Treasury stock at cost (67,876 shares)                                 (950,264)                 (950,264)
                                                                     ------------              ------------
      Stockholders' equity                                              4,133,410                 8,532,468
                                                                     ------------              ------------

      Total liabilities and stockholders' equity                     $ 12,795,467              $ 18,495,240
                                                                     ============              ============

See accompanying notes to financial statements.

                                   HOWTEK, INC.

                                              STATEMENTS OF OPERATIONS




                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                            1996               1995              1994
                                                        -----------        -----------       -----------

Sales (note 7)                                          $11,263,253        $20,603,654       $24,370,329
Cost of sales                                             9,344,455         13,983,819        15,133,214
                                                        -----------        -----------       -----------
Gross margin                                              1,918,798          6,619,835         9,237,115
                                                        -----------        -----------       -----------
Operating expenses:
  Engineering and product development                     2,353,354          2,788,281         2,890,182
  General and administrative                              2,357,560          2,651,905         2,210,204
  Marketing and sales                                     2,644,567          3,339,019         2,920,082
  Restructuring charge (note 2)                                   -          2,662,632                 -
                                                        -----------        -----------       -----------
      Total operating expenses                            7,355,481         11,441,837         8,020,468

                                                        -----------        -----------       -----------
Income (loss) from operations                            (5,436,683)        (4,822,002)        1,216,647

Interest expense - net (includes $450,594,
  $259,732 and 92,729 respectively, to
  related parties)                                          623,537            433,045           259,227
                                                        -----------        -----------       -----------

Pre-tax income (loss)                                    (6,060,220)        (5,255,047)          957,420

Provision for income taxes (note 6)                               -                  -            77,000
                                                        -----------        -----------       -----------

Net income (loss)                                       $(6,060,220)       $(5,255,047)      $   880,420
                                                        ===========        ===========       ===========

Net income (loss) per share (note 1)
     Primary                                            $     (0.76)       $     (0.66)      $      0.11

Weighted average number of shares used in
  computing earnings per share
     Primary                                              8,022,256          7,934,654         7,934,525


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                           COMMON STOCK
                                   --------------------------     ADDITIONAL
                                     NUMBER OF                      PAID-IN       ACCUMULATED     TREASURY     STOCKHOLDERS'
                                   SHARES ISSUED    PAR VALUE       CAPITAL         DEFICIT         STOCK         EQUITY
                                   -------------    ---------     -----------    -------------   ----------    -------------

Balance at December 31, 1993         7,940,594       $79,406      $43,552,445    $(30,189,148)   $(970,200)     $12,472,503

Issuance of common stock
  pursuant to incentive stock
  option plan.                          45,200           452          208,010               -            -          208,462

Issuance of treasury stock                   -             -                -               -       19,936           19,936

Net income                                   -             -                -         880,420            -          880,420
                                     ---------       -------      -----------    ------------    ---------      -----------

Balance at December 31, 1994         7,985,794       $79,858      $43,760,455    $(29,308,728)   $(950,264)     $13,581,321
                                     =========       =======      ===========    ============    =========      ===========




                                           COMMON STOCK
                                   --------------------------     ADDITIONAL
                                     NUMBER OF                      PAID-IN       ACCUMULATED     TREASURY     STOCKHOLDERS'
                                   SHARES ISSUED    PAR VALUE       CAPITAL         DEFICIT         STOCK         EQUITY
                                   -------------    ---------     -----------    -------------   ----------    -------------

Balance at December 31, 1994         7,985,794       $79,858      $43,760,455    $(29,308,728)   $(950,264)     $13,581,321

Issuance of common stock
  pursuant to incentive stock
  option plan.                          36,800           367          205,827               -            -          206,194

Net loss                                     -             -                -      (5,255,047)           -       (5,255,047)
                                     ---------       -------      -----------    ------------    ---------      -----------

Balance at December 31, 1995         8,022,594       $80,225      $43,966,282    $(34,563,775)   $(950,264)     $ 8,532,468
                                     =========       =======      ===========    ============    =========      ===========




                                           COMMON STOCK
                                   --------------------------     ADDITIONAL
                                     NUMBER OF                      PAID-IN       ACCUMULATED     TREASURY     STOCKHOLDERS'
                                   SHARES ISSUED    PAR VALUE       CAPITAL         DEFICIT         STOCK         EQUITY
                                   -------------    ---------     -----------    -------------   ----------    -------------

Balance at December 31, 1995         8,022,594       $80,225      $43,966,282    $(34,563,775)   $(950,264)     $ 8,532,468

Issuance of common stock
  pursuant to incentive stock
  option plan.                          15,000           151           61,011               -            -           61,162

Sale of common stock (note 3 (f))    1,062,138        10,621        1,589,379               -            -        1,600,000

Net loss                                     -             -                -      (6,060,220)           -       (6,060,220)
                                     ---------       -------      -----------    ------------    ---------      -----------

Balance at December 31, 1996         9,099,732       $90,997      $45,616,672    $(40,623,995)   $(950,264)     $ 4,133,410
                                     =========       =======      ===========    ============    =========      ===========


See accompanying notes to financial statements.

                                   HOWTEK, INC.

                                              STATEMENTS OF CASH FLOWS



                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                    1996                 1995                1994
                                                                -----------          -----------          -----------

Cash flows from operating activities:
  Net income (loss)                                             $(6,060,220)         $(5,255,047)         $   880,420
                                                                -----------          -----------          -----------
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Depreciation                                                1,576,133            1,446,044            1,179,233
      Amortization                                                  626,896              524,901              392,768
      Restructuring charge                                                -            2,662,632                    -
      Asset writedowns and reserve increases                              -              500,000                    -
      Issuance of stock in exchange for services                          -                    -               19,936
    (Increase) decrease:
      Accounts receivable                                         3,004,869            1,376,572           (3,518,346)
      Inventory                                                   1,078,166           (1,990,443)            (581,824)
      Other current assets                                           16,775              130,665              (63,929)
    Increase (decrease):
      Accounts payable                                           (1,526,356)            (490,632)           2,193,939
      Accrued interest                                              450,594              238,840                    -
      Accrued expenses                                             (124,953)            (356,568)             150,536
                                                                -----------          -----------          -----------
        Total adjustments                                         5,102,124            4,042,011             (227,687)
                                                                -----------          -----------          -----------

      Net cash provided (used) by
      operating activities                                         (958,096)          (1,213,036)             652,733
                                                                -----------          -----------          -----------

Cash flows from investing activities:
  Patents, software development and other                          (350,674)            (445,106)            (716,007)
  Additions to property and equipment                              (591,896)          (1,201,464)          (1,252,317)
                                                                -----------          -----------          -----------
      Net cash used for investing activities                       (942,570)          (1,646,570)          (1,968,324)
                                                                -----------          -----------          -----------

Cash flows from financing activities:
  Issuance of common stock for cash                               1,661,162              206,194              208,462
  Proceeds of loans payable to related parties                    1,000,000            2,578,604                    -
  Repayment of loans payable to related parties                  (1,100,000)                   -                    -
                                                                -----------          -----------          -----------
      Net cash provided by financing activities                   1,561,162            2,784,798              208,462
                                                                -----------          -----------          -----------

      Decrease in cash and equivalents                             (339,504)             (74,808)          (1,107,129)
      Cash and equivalents, beginning of year                       574,647              649,455            1,756,584
                                                                -----------          -----------          -----------
      Cash and equivalents, end of year                         $   235,143          $   574,647          $   649,455
                                                                ===========          ===========          ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                 $   196,290          $   218,079          $   210,415
                                                                ===========          ===========          ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

     (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)  NATURE OF OPERATIONS AND USE OF ESTIMATES

         Howtek, Inc. (the "Company") designs, engineers, develops and manufactures digital image scanners, densitometers, film digitizers and related software for applications in the graphic arts, medical imaging and life sciences markets. The Company sells its products throughout the world through various distributors, resellers, systems integrator and OEM's. See Note 7 for geographical and major customer information.

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


         (B)  INVENTORY

         Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of $3,926,000 and $1,837,000, respectively, for 1996 and raw material and finished goods of $4,096,000 and $2,745,000, respectively, for 1995.


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


         (E)  PATENTS

         The costs for patents are being amortized over the estimated useful life of the respective assets using the straight-line method.


         (F)  SOFTWARE DEVELOPMENT COSTS

         Software development costs for application software and application software enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86). The Company capitalized $350,674, $445,106, and $709,505 of internally developed and externally purchased software costs during fiscal 1996, 1995 and 1994, respectively.

         The capitalized software balances are presented net of accumulated amortization, which was $1,808,836, and $1,208,886 at December 31, 1996, and 1995, respectively. Capitalized software costs are amortized using the straight-line method over their estimated economic life, principally 3 years, commencing when each product is available for general release.


         (G)  REVENUE RECOGNITION

         Revenues from product sales are recognized at the time the product is shipped.


         (H)  COST OF SALES

         Cost of sales consists of the costs of products purchased for resale, any associated freight and duty, any costs associated with manufacturing, warehousing, material movement and inspection, amortization of any license rights, and amortization of capitalized software.

                                  HOWTEK, INC.

         (I)  WARRANTY COSTS

         The Company's products are generally under warranty against defects in material and workmanship from a 90 to 365 day period, depending on the product. Warranty costs are not material.


         (J)  ENGINEERING AND PRODUCT DEVELOPMENT

         These costs relate to research and development costs which are expensed as incurred, except for amounts related to software development costs incurred after the establishment of technological feasibility (see (f) above) which are capitalized.


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

                                  HOWTEK, INC.

         (N)  LONG-LIVED ASSETS

         Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,". No write-downs have been necessary through December 31, 1996.


         (O)  STOCK-BASED COMPENSATION

         The Company has not adopted the optional fair value based method for accounting for stock compensation plans, as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". See note 5 of Notes to Financial Statements.


     (2) RESTRUCTURING CHARGE AND CHANGE IN ESTIMATES

         During the second quarter of 1995 the Company recorded a restructuring charge of $2,662,632 as a result of management's decision to exit certain markets in the graphic arts industry. The restructuring charge represented losses on inventories disposed of which related to the markets exited. In the fourth quarter of 1995, a $500,000 adjustment to inventory and accounts receivable reserves was recorded. The adjustment to inventory reflected a change in estimates in providing additional reserves for out-of-production products.


     (3) RELATED PARTY TRANSACTIONS

         (A)  LOAN PAYABLE TO PRINCIPAL STOCKHOLDER

         The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances

                                  HOWTEK, INC.

         (A) LOAN PAYABLE TO PRINCIPAL STOCKHOLDER (continued)

         made by third parties in an amount up to $8,000,000. Such outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% (10.25% on December 31, 1996). The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made.

         As of December 31, 1996 and 1995, the Company owed Mr. Howard $3,078,604 and $3,578,604, respectively, pursuant to the Loan Agreement, which is due for repayment on January 4, 1999. The Company has $4,921,396 available for future borrowings under the Loan Agreement.


         (B)  LOAN PAYABLE TO RELATED PARTY

         On April 4, 1996, the Company borrowed $1,000,000 from Dr. Lawrence Howard, son of the Company's Chairman, Robert Howard, pursuant to a Convertible Promissory Note (the "Note") due January 4, 1998 and related Security Agreement of even date. The maturity date of the Note has been extended to January 4, 1999. The holder of the Note has the right at any time prior to repayment in full of the principal, to convert the principal balance of the Note to the Company's Common Stock at a conversion price of $3.00 per share, which represents the estimated fair market value of the shares on the date of the Note. In addition, at the Note holder's option, (a) the entire outstanding principal amount of the Note and all accrued interest, may be converted into shares of Common Stock at the Conversion Price then in effect, prior to the closing of firmly underwritten public offering, pursuant to a registration statement filed by the Company under the Securities Act of 1933 with aggregate net proceeds to the Company of $2,000,000 and a price of not less than $5.00 per share, subject to adjustments of the stock (an "Offering"), (b) the entire principal amount of the Note and all interest accrued under the Note shall be paid to the holder upon the closing of an Offering, or (c) the Note shall remain outstanding after the closing of an Offering. Under the terms of the Note interest accrues monthly at the rate of Citibank's prime rate plus two percent (10.25% on December 31, 1996) and is payable on demand or not later than the maturity date of the Note. The Note is secured by substantially all of the assets of the Company. The shares issuable upon conversion are subject to certain registration rights. As of December 31, 1996, the Company owed Dr. Lawrence Howard $400,000 pursuant to the Loan Agreement.

                                  HOWTEK, INC.

         (C) PREMISES LEASE AND OTHER EXPENSES

         The Company conducts its operations in premises owned by Mr. Howard, covered by a lease which expires September 30, 1997. As of December 31, 1996, future minimum lease payments under this lease are $78,500 for 1997.


         (D)  RELATED PARTY SALES

         During the year ended December 31, 1996 and 1994 the Company sold equipment and services totaling $53,721 and $51,752, respectively, to Presstek, Inc., which Mr. Howard is the Chairman of the Board and a principal stockholder. There were no sales to Presstek in 1995.


         (E)  OTHER ASSETS - LOANS TO OFFICERS

         As of December 31, 1996 and 1995, the Company had outstanding loans to its officers in the aggregate amount of $48,760. This amount is included in Prepaid and other.


         (F)  SALES OF SECURITIES

         On October 15, 1996, the Company sold 243,191 shares of its Common Stock ($.01 per share par value), at $2.056 per share, the estimated fair market value of the unregistered stock, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, to Robert Howard, the Company's Chairman.

         On December 13, 1996, the Company sold 403,362 shares of its Common Stock ($.01 per share par value), at $1.4875 per share, the estimated fair market value of the unregistered stock, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, to Dr. Lawrence Howard.

         On December 23, 1996, the Company sold 415,585 shares of its Common Stock ($.01 per share par value), at $1.2031 per share, the estimated fair market value of the unregistered stock, in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, to Robert Howard, the Company's Chairman.

                                  HOWTEK, INC.

     (4) CONVERTIBLE SUBORDINATED DEBENTURES

         As of December 31, 1996 and 1995, the Company's outstanding balance on its $8,000,000, 9% Convertible Subordinated Debentures (the "Debentures"), which come due 2001, was $2,181,000. Interest on the Debentures is payable semi-annually on June 1 and December 1. The Debentures are convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events. No Debentures were converted during 1996 or 1995.


     (5) STOCKHOLDERS' EQUITY

         (A)  STOCK OPTIONS

         The Company has three stock option plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in FASB Statement 123. The Company estimates the fair value of each options at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: no dividends paid; expected volatility of 40%; risk-free interest rates of 6.7%; and expected lives of 1 year. Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                               1996                    1995
                                               ----                    ----
          Net loss
            As reported                    $6,060,220              $5,255,047
            Pro forma                      $6,162,428              $5,386,334

          Primary loss per share
            As reported                    $      .76              $     .66
            Pro forma                      $      .77              $     .68

                                  HOWTEK, INC.

                    Notes to Financial Statements (continued)

         (A)  STOCK OPTIONS  (continued)

         THE HOWTEK, INC. 1984 STOCK OPTION PLAN, AS AMENDED, ("THE 1984 PLAN") AND THE HOWTEK, INC. 1993 STOCK OPTION PLAN, ("THE 1993 PLAN").

         The Company has reserved 1,000,000 shares of common stock for issuance under the 1984 Plan and 1,000,000 shares for issuance under the 1993 Plan. The 1993 Plan was adopted in November 1993 to replace the 1984 Plan which had no further stock available for grant. The 1984 and 1993 Plans are hereinafter referred to as the "Plans". Each of the Plans provide for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be within the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the Plan vest 100% over periods extending from six months to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.

         THE HOWTEK, INC. DIRECTOR INCENTIVE PLAN
         On September 21, 1993 the Company's Board of Directors adopted the Director Incentive Plan (the "Director Plan"). The Company has reserved for issuance 250,000 shares under the Director Plan. The Director Plan provides for the award of (i) restricted and unrestricted stock, (ii) qualified stock options, and (iii) non-qualified stock options. The Director Plan is administered by a committee of at least one director or non-director appointed by the Board. The term of the Director Plan is ten years and the term of individual grants of stock options thereunder is ten years. Vesting periods for exercise of options and restrictions on the transferability of stock awards is determined by the committee administering the Director Plan.

                                   HOWTEK, INC

A summary of stock option (incentive and non-qualifying) activity is as follows:


1984 STOCK OPTION PLAN AS AMENDED
---------------------------------
                                                   Exercise              Weighted
                                    Option        price range             average
                                    shares         per share           exercise price
                                 --------------------------------------------------------
Outstanding, January 1, 1994       445,685        $2.75-$14.00             $8.37
Granted                             87,000           $6.50                 $6.50
Exercised                          (45,200)       $3.25-$6.13              $5.02
Cancelled                          (78,500)       $3.25-$13.88             $8.86
                                 --------------------------------------------------------
Outstanding, December 31, 1994     408,985        $2.75-$14.00             $8.09
Granted                              -0-               -0-                   -0-
Exercised                          (29,350)       $3.25-$8.75              $5.77
Cancelled                         (101,500)       $5.25-$13.88             $9.04
                                 --------------------------------------------------------
Outstanding, December 31, 1995     278,135        $2.75-$14.00             $8.39
Granted                             -0-                -0-                   -0-
Exercised                          (15,000)       $2.75- $5.25             $4.15
Cancelled                         (263,135)       $3.25-$14.00             $8.60
                                 --------------------------------------------------------
Outstanding, December 31, 1996      -0-                -0-                   -0-
                                 ========================================================



Exercisable at year-end
                       1994                155,233        $2.75-$14.00             $8.04
                       1995                188,885        $2.75-$14.00             $8.39
                       1996                  -0-              -0-                   -0-


Available for future grants
                       1996                  -0-

                                   HOWTEK, INC

1993 STOCK OPTION PLAN
----------------------

                                                        Exercise          Weighted
                                         Option        price range         average
                                         shares         per share       exercise price
                                    --------------------------------------------------
Outstanding, January 1, 1994               -0-               -0-             -0-
Granted                                  180,700        $6.50-$8.25        $7.13
Exercised                                  -0-               -0-             -0-
Cancelled                                  -0-               -0-             -0-
                                    --------------------------------------------------
Outstanding, December 31, 1994           180,700        $6.50-$8.25        $7.13
Granted                                  233,500        $6.75-$7.63        $7.09
Exercised                                 (7,450)       $6.63-$8.25        $7.33
Cancelled                                (81,100)       $6.63-$8.25        $7.33
                                    --------------------------------------------------
Outstanding, December 31, 1995           325,650        $6.63-$8.25        $7.33
Granted                                  923,720        $1.72-$3.63        $2.55
Exercised                                  -0-               -0-             -0-
Cancelled                               (817,035)       $3.63-$8.25        $4.94
                                    --------------------------------------------------
Outstanding, December 31, 1996           432,335        $1.72-$3.63        $2.55
                                    ==================================================



Exercisable at year-end
                       1994                 -0-              -0-           -0-
                       1995               35,150        $6.63 - $8.25      $7.33
                       1996               43,200                $3.63      $3.63


Available for future grants
                       1996              561,215

                                  HOWTEK, INC.

DIRECTOR INCENTIVE PLAN
-----------------------


                                                                            Exercise              Weighted
                                                        Option            price range             average
                                                        shares             per share           exercise price
                                                   --------------------------------------------------------------
Outstanding, January 1, 1994                              80,000             $6.75                $6.75
Granted                                                   -0-                 -0-                   -0-
Exercised                                                 -0-                 -0-                   -0-
Cancelled                                                 -0-                 -0-                   -0-
                                                   -------------------------------------------------------------
Outstanding, December 31, 1994                           80,000              $6.75                 $6.75
Granted                                                   -0-                 -0-                   -0-
Exercised                                                 -0-                 -0-                   -0-
Cancelled                                                 -0-                 -0-                   -0-
                                                   --------------------------------------------------------------
Outstanding, December 31, 1995                           80,000              $6.75                 $6.75
Granted                                                 200,000           $1.72-$4.88              $3.61
Exercised                                                 -0-                 -0-                   -0-
Cancelled                                              (180,000)          $4.25-$6.75              $5.21
                                                   --------------------------------------------------------------
Outstanding, December 31, 1996                          100,000              $1.72                 $1.72
                                                   ==============================================================



Exercisable at year-end
                       1994                              80,000               -0-                   -0-
                       1995                              80,000             $6.75                 $6.75
                       1996                                -0-                -0-                   -0-


Available for future grants
                        1996                            150,000

                                  HOWTEK, INC.

(6)      INCOME TAXES

         The 1994 provision for income taxes charged was as follows:


         Current Tax Expense
               U.S. federal                           $325,000
               State and local                          82,000
                                                      --------
         Total Current                                $407,000
                                                      ========

         Deferred Tax Expense
               U.S. federal                           $  - 0 -
               State and local                           - 0 -
                                                      --------
         Total Deferred                               $  - 0 -
                                                      ========

         Benefit of NOL's
               U.S. federal                           $310,000
               State and local                          20,000
                                                      --------
         Total Benefit of NOL's                       $330,000
                                                      ========
         Total provision                              $ 77,000
                                                      ========

         As a result of the 1996 and 1995 losses, no income tax expense was incurred for these years.

         Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.
         Deferred tax liabilities (assets) are comprised of the following at December 31:

                                                    1996              1995
                                                    ----              ----

         Inventory (Section 263A)            $   (508,000)     $   (195,000)
         Inventory reserves                      (170,000)         (167,000)
         Receivable reserves                     (183,000)          (99,000)
         Other accruals                           (62,000)          (68,000)
         Tax credits                           (2,006,000)       (1,815,000)
         NOL carryforward                     (12,335,000)      (10,829,000)
         Tax overpayment                      (   -0-    )          (22,500)
                                              ------------      ------------
         Gross deferred tax assets           $(15,264,000)     $(13,195,500)
                                             ------------      ------------

                                  HOWTEK, INC.

     (6) INCOME TAXES (continued)


    Accumulated depreciation                        400,000             270,000
                                               ------------        ------------
    Gross deferred tax liabilities                  400,000             270,000
                                               ------------        ------------
    Total tax(assets)liabilities               $(14,864,000)       $(12,925,500)
    Deferred tax assets valuation
      allowance                                $(14,864,000)       $(12,925,500)
                                               ============        ============

    Net deferred tax assets                    $    -  0  -        $    -  0  -


As of December 31, 1996 the Company has net operating loss carryforwards totaling approximately $36,800,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating loss expiration period:

                    Expiration date      Amount of remaining NOL

                          2000                  1,200,000
                          2001                  5,000,000
                          2002                  8,900,000
                          2003                  3,300,000
                          2004                  4,200,000
                          2005                  2,200,000
                          2006                  2,200,000
                          2007                    200,000
                          2008                    600,000
                          2010                  4,000,000
                          2011                  5,000,000


         In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,006,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2011.

                                  HOWTEK, INC.

     (7) SALES INFORMATION

         (A)  GEOGRAPHIC INFORMATION

         The Company's sales are made to U.S. and foreign distributors of computer and related products. Total export sales, which includes sales made to a U.S. based international distributor of computer and related products, were $7,275,000 or 65% of total sales in 1996, $14,090,000 or 69% of total sales in 1995 and $11,656,000 or 48% of total sales in 1994.

         The Company's principal concentration of export sales has been in Europe which accounted for 74% of 1996 export sales, 67% in 1995 and 69% in 1994. The balance of the export sales were into the Far East, Mexico, Central America, and Canada.

         As of December 31, 1996 and 1995 the Company had outstanding receivables of $2,603,000 and $4,191,000, respectively, from distributors of its products outside of the United States.

         (B)  MAJOR CUSTOMERS

         During the years ended December 31, 1996, 1995 and 1994 the Company had two major customers, one of which operates as a U.S. based international distributor of computer and related products and the other as an OEM. The following represents the comparative sales and accounts receivable:


                                 1996             1995            1994
           Sales                Amount   %       Amount   %      Amount    %
           -----              -------------   --------------    --------------

           Customer 1        $1,939,000  17   $7,340,000  36    $5,260,000 22
           Customer 2        $3,313,000  29   $4,179,000  20    $2,759,000 11


           Accounts Receivable
           -------------------

           Customer 1        $  535,000       $1,946,000        $1,522,000
           Customer 2        $  536,000       $  826,000        $  783,000

                                  HOWTEK, INC.

     (8) COMMITMENTS AND CONTINGENCIES

         As of December 31, 1996 the Company had two lease obligations for facilities. The lease obligations for 1997 will be approximately $233,000. One lease expires on September 30, 1997 and the other is a monthly lease. Rental expense for the years ended December 31, 1996, 1995 and 1994 was $240,967, $248,969 and $241,778 respectively.


     (9) LEGAL PROCEEDINGS

         Howtek, Inc. v. TECO et al
         --------------------------

         On June 7, 1994 the company filed a complaint in the United States District Court, District of New Hampshire against TECO Electric & Machinery Co. Ltd. ("TECO"), several TECO subsidiaries, a TECO employee, and a number of distributors of TECO products. The Company claims, inter alia, that TECO breached an exclusive manufacturing contract it entered into with the Company to manufacture digital color scanners exclusively for the Company by selling scanners under its own labels and those of other companies. The Company's claim is based upon misappropriation of trade secrets, civil conspiracy, unfair competition, and breach of contract. The Company initially sought damages in its complaint in the amount of $17 million, however, an expert retained by the Company to testify at the trial has subsequently concluded that the Company's damages, as a result of TECO's actions and omissions, are substantially in excess of the amount alleged in the complaint. TECO has answered the complaint and asserted various counterclaims, including misrepresentation and breach of contract, and is claiming approximately $3,000,000 in payment for past due services and breach of obligations by the Company to allow TECO to manufacture other scanner products for the Company. The court has instructed the parties to engage in alternative dispute resolution to attempt to resolve the dispute. The trial is scheduled to commence on April 1, 1997. There can be no assurance that the Company will be successful in the action, or if it is, as to the amount of damages it may be awarded.

                                  HOWTEK, INC.

     (9) LEGAL PROCEEDINGS (continued)

         Eltech Electronics, Inc. v. Howtek, Inc.
         ----------------------------------------

         In September 1996, Eltech Electronics, Inc., a contract manufacturer, commenced an action against the Company in the Superior Court, Middlesex County, Massachusetts, to recover an unspecified amount of damages alleged to be "in excess of $50,000," due to the Company's alleged failure to pay for goods sold, delivered and accepted by the Company and due to the Company's alleged cancellation of purchase orders. The parties agreed to a settlement and entered into a standstill agreement pending the performance of the settlement agreement.



    (10) FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, loan payable to principal stockholder and convertible debentures approximated fair value as of December 31, 1996 and 1995.

                                   HOWTEK, INC.

                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


            Col. A                        Col. B         Col. C         Col. D          Col. E
------------------------------------------------------------------------------------------------
                                         Balance at    Charged to                       Balance
                                         Beginning      Cost and      Deductions         at end
          Description                    of Period      Expenses       Describe        of Period
------------------------------------------------------------------------------------------------
Year End December 31, 1996:
 Allowance for Doubtful Accounts           $290,710    $  336,804    $   89,766(1)      $537,748
 Inventory Reserve                         $490,456    $   12,378    $    2,834(3)      $500,000


Year End December 31, 1995:
 Allowance for Doubtful Accounts           $130,000    $  200,820    $   40,110(1)      $290,710
 Inventory Reserve                         $289,463    $3,012,632    $2,811,639(3)      $490,456


Year End December 31, 1994:
 Allowance for Doubtful Accounts           $116,563    $   72,595    $   59,158(1)      $130,000
 Warranty Reserve                          $ 96,287             -    $   96,287(2)             -
 Inventory Reserve                         $562,465             -    $  273,002(3)      $289,463


(1) Represents the net of accounts charged off and provisioned for future potential writeoff.
(2) Represents provision and cost of warranty expense.
(3) Represents inventory written off and disposed of.