Form 10-Q
period 1997-03-31
HOWTEK INC
filed 1997-05-13
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    -----------------
Commission file number 1-9341
                       ------
                                  HOWTEK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   02-0377419
-----------------------------------       ------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)


 21 Park Avenue, Hudson, New Hampshire                                   03051
-----------------------------------------                            ----------
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

     As of the close of business on May 1, 1997 there were 9,031,856 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                        PAGE
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

            Balance Sheets as of March 31, 1997
            (unaudited) and December 31, 1996                            3

            Statements of Operations for the three
            month periods ended March 31, 1997 and
            1996 (unaudited)                                             4

            Statement of Changes in Stockholders' Equity
            for the three month period ended March 31, 1997
            (unaudited)                                                  5

            Statements of Cash Flows for the three month periods
            ended March 31, 1997 and 1996 (unaudited)                    6

            Notes to Financial Statements (unaudited)                    7-8

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   9-10

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                            11

Item 6      Exhibits and Reports on Form 8-K                             11

Signatures                                                               12

                                  HOWTEK, INC.

                                 BALANCE SHEETS

                                                             MARCH 31, 1997     DECEMBER 31, 1996
                                                             --------------     -----------------
                  ASSETS                                      (unaudited)
Current assets:
  Cash and equivalents                                        $    251,126         $   235,143
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
      of $516,122 in 1997 and $537,748 in 1996                   1,929,170           3,469,275
    Inventory                                                    6,709,087           5,762,657
    Prepaid and other                                              328,261             230,815
                                                              ------------         -----------
      Total current assets                                       9,217,644           9,697,890
                                                              ------------         -----------
Property and equipment:
  Equipment                                                     10,974,322          10,873,192
  Leasehold improvements                                           373,785             371,535
  Furniture and fixtures                                           185,564             185,564
  Motor vehicles                                                     6,050               6,050
                                                              ------------         -----------
                                                                11,539,721          11,436,341
Less accumulated depreciation and amortization                   9,686,389           9,391,369
  Net property and equipment                                     1,853,332           2,044,972

Other assets:
  Software development costs, net                                  914,491             941,989
  Debt issuance costs, net                                          93,308              98,398
  Patents, net                                                      10,571              12,218
                                                              ------------         -----------
      Total other assets                                         1,018,370           1,052,605
                                                              ------------         -----------
      Total assets                                            $ 12,089,346         $12,795,467
                                                              ============         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $  2,197,104         $ 1,969,342
  Accrued interest                                                 827,791             689,434
  Accrued expenses                                                 336,577             343,677
                                                              ------------         -----------
      Total current liabilities                                  3,361,472           3,002,453

Loan payable to principal stockholders                           3,478,604           3,478,604
Convertible subordinated debentures                              2,181,000           2,181,000
                                                              ------------         -----------
Total liabilities                                                9,021,076           8,662,057
                                                              ------------         -----------
Commitments and contingencies

Stockholders' equity:
  Common stock,$.01 par value: authorized
    25,000,000 shares; issued 9,099,732 in 1997
    and 9,099,732 shares in 1996; outstanding
    9,031,856 in 1997 and 9,031,856 shares in 1996                  90,997              90,997
  Additional paid-in capital                                    45,616,672          45,616,672
  Accumulated deficit                                          (41,689,135)        (40,623,995)
  Treasury stock at cost (67,876 shares)                          (950,264)           (950,264)
                                                              ------------         -----------
      Stockholders' equity                                       3,068,270           4,133,410
                                                              ------------         -----------
Total liabilities and stockholders' equity                    $ 12,089,346         $12,795,467
                                                              ============         ===========

 See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF OPERATIONS

                                                     THREE MONTHS        THREE MONTHS
                                                    MARCH 31, 1997      MARCH 31, 1996
                                                    --------------      --------------
                                                      (unaudited)         (unaudited)

Sales                                                 $ 1,430,100         $ 2,023,157
Cost of Sales                                           1,209,030           2,295,836
                                                      -----------         -----------
Gross Margin                                              221,070            (272,679)
                                                      -----------         -----------
Operating expenses:
  Engineering and product development                     343,699             545,289
  General and administrative                              494,756             623,721
  Marketing and sales                                     344,935             759,596
                                                      -----------         -----------
    Total operating expenses                            1,183,390           1,928,606
                                                      -----------         -----------
Income (loss) from operations                            (962,320)         (2,201,285)
                                                      -----------         -----------

Interest expense - net                                    102,820             140,109
                                                      -----------         -----------
Income (loss) before tax provision                     (1,065,140)         (2,341,394)

Provision for income taxes                                     --                  --
                                                      -----------         -----------

Net income (loss)                                     $(1,065,140)        $(2,341,394)
                                                      ===========         ===========
Net income (loss) per share                           $     (0.12)        $     (0.29)

Weighted average number of shares used in
  computing earnings per share                          9,031,856           7,963,199

See accompanying notes to financial statements.


                                  HOWTEK, INC.

                  Statement of Changes in Stockholders' Equity

                                         Common Stock
                                 --------------------------      Additional
                                   Number of                      Paid-in           Accumulated         Treasury       Stockholders'
                                 Shares Issued    Par Value       Capital             Deficit            Stock            Equity
                                 -------------    ---------      ----------         -----------         --------       ------------

Balance at December 31, 1996       9,099,732       $90,997       $45,616,672       $(40,623,995)       $(950,264)      $ 4,133,410

Net loss                                  --            --                --         (1,065,140)              --        (1,065,140)
                                   ---------       -------       -----------       ------------        ---------       -----------


Balance at March 31, 1997          9,099,732       $90,997       $45,616,672       $(41,689,135)       $(950,264)      $ 3,068,270
                                   =========       =======       ===========       ============        =========       ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF CASH FLOWS

                                                       THREE MONTHS        THREE MONTHS
                                                      MARCH 31, 1997      MARCH 31, 1996
                                                      --------------      --------------
                                                       (unaudited)          (unaudited)
Cash flows from operating activities:
 Net income (loss)                                       $(1,065,140)       $(2,341,394)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation                                                295,020            378,937
 Amortization                                                141,736            155,609
(Increase) decrease:
  Accounts receivable                                      1,540,105          1,567,101
  Inventory                                                 (946,430)          (435,946)
  Other current assets                                       (97,446)           (48,480)
 Increase (decrease):
  Accounts payable                                           227,762            229,561
  Accrued expenses                                           131,257            222,019
                                                         -----------        -----------
    Total adjustments                                      1,292,004          2,068,801
                                                         -----------        -----------

    Net cash provided by (used for)
    operating activities                                     226,864           (272,593)
                                                         -----------        -----------

Cash flows from investing activities:
 Patents, software development and other                    (107,501)           (49,651)
 Additions to property and equipment                        (103,380)          (147,487)
                                                         -----------        ------------
   Net cash used for investing activities                   (210,881)          (197,138)
                                                         -----------        -----------

Cash flows from financing activities:
 Issuance of common stock for cash                                --             48,787
                                                         -----------        -----------
   Net cash provided by financing activities                      --             48,787
                                                         -----------        -----------

  Increase (decrease) in cash and equivalents                 15,983           (420,944)
  Cash and equivalents, beginning of period                  235,143            574,647
                                                         -----------        -----------
  Cash and equivalents, end of period                    $   251,126        $   153,703
                                                         -----------        -----------

Supplemental disclosure of cash flow information:
 Interest paid                                           $        --        $        --
                                                         ===========        ===========


See accompanying partying notes to financial statements.

                                  HOWTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

(1)  ACCOUNTING POLICIES

          In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Howtek, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)  LEGAL PROCEEDINGS

          As previously reported in the Company's 1996 Annual Report on Form 10-K, on June 7, 1994, the Company filed a complaint in the United States District Court, District of New Hampshire, against TECO Electric and Machinery Co. Ltd. TECO Information Systems Co., Ltd., Relisys (a TECO subsidiary) and Herman Hsu. The Company claimed, inter alia, breach of contract, misappropriation of trade secrets, and breach of exclusive dealing. See Subsequent Events in Note (4) of Notes to Financial Statements.

(3)  LOAN PAYABLE TO RELATED PARTY

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

          As of March 31, 1997 and 1996, the Company owed Mr. Howard $3,078,604 and $3,578,604, respectively, pursuant to the Loan Agreement, which is due for repayment on January 4, 1999. As of March 31, 1997, the Company had $4,921,396 available for future borrowings under the Loan Agreement. See Note (4) of Notes to Financial Statements.

                                  HOWTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

(3)  LOAN PAYABLE TO RELATED PARTY (continued)

          On April 4, 1996, the Company borrowed $1,000,000 from Dr. Lawrence Howard, son of the Company's Chairman, Robert Howard, pursuant to a Convertible Promissory Note (The "Note"). The Note matured on January 4, 1998 or, at the option of the holder, upon the earlier closing of a public offering of the Company's securities yielding at least $2 million in net proceeds. Under the terms of the Note the Company agreed to pay interest monthly at the rate of Citibank's, prime rate plus two percent. The Note was secured by substantially all of the assets of the Company and allowed the holder the right to convert all or a portion of the principal amount plus accrued interest into the Company's Common Stock at a conversion price of $3.00 per share. The shares issuable upon conversion were subject to certain registration rights.

          As of March 31, 1997 and 1996, the Company owed Dr. Lawrence Howard $400,000 and $0, respectively, pursuant to the Note referenced above.

(4)  SUBSEQUENT EVENTS

          On April 24, 1997, the Company announced that the lawsuit brought by the Company against TECO Electric and Machinery Co. Ltd. TECO Information Systems Co., Ltd., Relisys (a TECO subsidiary) and Herman Hsu had been settled. All existing agreements between the companies have been terminated. The Company has released the TECO companies, Relisys and Mr. Hsu from all covenants not to compete and from any claims relating to the scanner technology involved in the case. TECO, in turn, made a one-time payment of $6,000,000 to the Company on April 23, 1997, and has released the Company from any obligation to manufacture scanner products through TECO. Neither party admitted to any breach of contract or other wrong-doing in connection with the settlement of this lawsuit.

          On April 25, 1997, the Company repaid the balance due, including interest, on the Note held by Dr. Lawrence Howard referenced in Note (3) of Notes to Financial Statements in the amount of $490,229.

          On April 25, 1997, the Company repaid the balance due, including interest, on the Revolving Note and Security Agreement held by Mr. Robert Howard referenced in Note (3) of Notes to Financial Statements in the amount of $3,775,555.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

The statements which are not historical facts contained in this Item 2 are forward looking statements that involve a number of risks and uncertainties, including but not limited to, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence, increased competition, and other risks detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

     Sales for the three months ended March 31, 1997 were $1,430,100, a decrease of $593,057 or 29% from the comparable period in 1996. The Company attributes the poor performance to continuing weakness in the digital scanner segment of the graphic arts market and lower than expected sales of its medical imaging product.

     Gross margin for the three month period ended March 31, 1997 increased to 15% from a loss in the comparable period in 1996. This increase resulted from a reduction in product manufacturing costs.

     Engineering and product development costs for the three month period ended March 31, 1997 were $201,590 or 37% lower than the comparable period in 1996. The decrease results mostly from a reduction in staffing levels and spending as a result of the steps taken by the Company to control costs. The Company anticipates that engineering and product development costs will increase slightly over the remainder of 1997.

     General and administrative expenses in the three month period ended March 31, 1997 were $128,965 or 21% lower than the comparable period in 1996. This decrease is attributable to reductions in salaries and reserves for bad debts.

     Marketing and sales expenses in the three month period ended March 31, 1997 decreased $414,661 or 55% from the comparable period in 1996. The decrease results mostly from a reduction in salaries, advertising, promotional and trade show expenses. The level of expenditures is expected to increase during the remainder of 1997 due to the Company's participation in trade shows.

     Net interest expense for the three month period ended March 31, 1997 was $102,820 compared to $140,109 for the comparable period in 1996. The decrease resulted from interest charged to a major European customer for past due accounts receivables.

     The Company recorded a net loss of $1,065,140 for the three month period ended March 31, 1997, as compared to a net loss of $2,341,394 from the comparable period in 1996. This decrease resulted from a reduction in operating expenses and product manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997 the Company had current assets of $9,217,644, current liabilities of $3,361,472 and working capital of $5,856,172. The ratio of current assets to current liabilities was 2.7:1.

     Accounts receivable decreased by $1,540,105 during the first three months of 1997. This decrease is due primarily to lower revenues in the first three months of 1997.

     Inventory increased by $946,430 during the first three months of 1997 due to lower than projected sales volume. The Company anticipates that inventory will decrease during the remainder of 1997.

     On April 4, 1996, the Company borrowed $1,000,000 from Dr. Lawrence Howard, son of the Company's Chairman, Robert Howard, pursuant to a Convertible Promissory Note (The "Note"). The Note matured on January 4, 1998 or, at the option of the holder upon the earlier closing of a public offering of the Company's securities yielding at least $2 million in net proceeds. Under the terms of the Note the Company agreed to pay interest monthly at the rate of Citibank's, prime rate plus two percent. The Note was secured by substantially all of the assets of the Company and allowed the holder the right to convert all or a portion of the principal amount plus accrued interest into the Company's Common Stock at a conversion price of $3.00 per share. The shares issuable upon conversion were subject to certain registration rights.

     On April 25, 1997, the Company repaid the balance due, including interest, on the Note held by Dr. Lawrence Howard referenced in Note (3) of Notes to Financial Statements in the amount of $490,229.

     On April 25, 1997, the Company repaid the balance due, including interest, on the Revolving Note and Security Agreement held by Mr. Robert Howard referenced in Note (3) of Notes to Financial Statements in the amount of $3,775,555.

     The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1997 and the line of credit available under the Revolving Loan Agreement with its Chairman of which $4,921,396 and $8,000,000 was available as of March 31, 1997 and April 30, 1997, respectively. In addition, on April 23, 1997 the Company received $6,000,000 pursuant to the settlement of a lawsuit (see Item 1. Legal Proceedings).

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported in the Company's 1996 Annual Report on Form 10-K, on June 7, 1994, the Company filed a complaint in the United States District Court, District of New Hampshire, against TECO Electric and Machinery Co. Ltd. TECO Information Systems Co., Ltd., Relisys (a TECO subsidiary) and Herman Hsu. The Company claimed, inter alia, breach of contract, misappropriation of trade secrets, and breach of exclusive dealing. On April 24, 1997, the Company announced that the lawsuit had been settled. All existing agreements between the companies have been terminated. The Company has released the TECO companies, Relisys and Mr. Hsu from all covenants not to compete and from any claims relating to the scanner technology involved in the case. TECO, in turn, made a one-time payment of $6,000,000 to the Company on April 23, 1997, and has released the Company from any obligation to manufacture scanner products through TECO. Neither party admitted to any breach of contract or other wrong-doing in connection with the settlement of this lawsuit.

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

                                           Howtek, Inc.
                                     -------------------------
                                            (Company)


Date: May 13, 1997                 By: /s/ M. Russell Leonard
     -----------------                 ---------------------------
                                        M. Russell Leonard
                                        Executive Vice President,
                                        Chief Operating Officer

Date: May 13, 1997                 By: /s/ Robert J. Lunqo
     -----------------                 ---------------------------
                                        Robert J. Lungo
                                        Vice President Finance,
                                        Chief Financial Officer