Form 10-Q
period 1997-06-30
HOWTEK INC
filed 1997-07-31
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1997
                                -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES   X    NO
                                            -----    -----

      As of the close of business on July 7, 1997 there were 9,031,856 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                         PAGE
PART I      FINANCIAL INFORMATION

  Item 1    Financial Statements

            Balance Sheets as of June 30, 1997
            (unaudited) and December 31, 1996                               3

            Statements of Operations for the three month
            periods ended June 30, 1997 and 1996 (unaudited)
            and for the six month periods ended June 30, 1997
            and 1996 (unaudited)                                            4

            Statement of Changes in Stockholders' Equity
            for the six month period ended June 30, 1997
            (unaudited)                                                     5

            Statements of Cash Flows for the six month periods
            ended June 30, 1997 and 1996 (unaudited)                        6

            Notes to Financial Statements (unaudited)                     7-8


  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   9-11



PART II     OTHER INFORMATION

  Item 1    Legal Proceedings                                             12

  Item 6    Exhibits and Reports on Form 8-K                              12


Signatures                                                                13

                                  HOWTEK, INC.

                                 BALANCE SHEETS


                                                         JUNE 30, 1997      DECEMBER 31, 1996
                                                         -------------      -----------------
                ASSETS                                    (unaudited)
Current assets:
  Cash and equivalents                                    $   375,695         $   235,143
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $1,260,584 in 1997 and $368,077 in 1996             1,539,399           3,469,275
  Inventory                                                 4,704,831           5,762,657
  Prepaid and other                                           283,212             230,815
                                                          -----------         -----------
      Total current assets                                  6,903,137           9,697,890
                                                          -----------         -----------

Property and equipment:
  Equipment                                                 9,454,853          10,873,192
  Leasehold improvements                                      373,785             371,535
  Furniture and fixtures                                      185,564             185,564
  Motor vehicles                                                6,050               6,050
                                                          -----------         -----------
                                                           10,020,252          11,436,341
  Less accumulated depreciation and amortization            8,404,341           9,391,369
                                                          -----------         -----------
      Net property and equipment                            1,615,911           2,044,972
                                                          -----------         -----------

Other assets:
  Software development costs, net                             663,553             941,989
  Debt issuance costs, net                                     88,219              98,398
  Patents, net                                                  8,924              12,218
                                                          -----------         -----------
      Total other assets                                      760,696           1,052,605
                                                          -----------         -----------

      Total assets                                        $ 9,279,744         $12,795,467
                                                          ===========         ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $ 1,329,022         $ 1,969,342
  Accrued interest                                                 --             689,434
  Accrued expenses                                            516,076             343,677
                                                          -----------         -----------
      Total current liabilities                             1,845,098           3,002,453

Loan payable to principal stockholder (note 3)                     --           3,478,604
Convertible subordinated debentures                         2,181,000           2,181,000
                                                          -----------         -----------
      Total liabilities                                     4,026,098           8,662,057
                                                          -----------         -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 9,099,732 in 1997
    and 9,099,732 shares in 1996; outstanding
    9,031,856 in 1997 and 9,031,856 shares in 1996             90,997              90,997
  Additional paid-in capital                               45,616,672          45,616,672
  Accumulated deficit                                     (39,503,759)        (40,623,995)
  Treasury stock at cost (67,876 shares)                     (950,264)           (950,264)
                                                          -----------         -----------
      Stockholders' equity                                  5,253,646           4,133,410
                                                          -----------         -----------

      Total liabilities and stockholders' equity          $ 9,279,744         $12,795,467




See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF OPERATIONS

                                                   THREE MONTHS                        SIX MONTHS
                                                      JUNE 30,                           JUNE 30,
                                             ---------------------------        ---------------------------
                                                1997            1996               1997            1996
                                                    (unaudited)                        (unaudited)

Sales                                        $ 2,015,307     $ 3,286,867        $ 3,445,407     $ 5,310,024
Cost of Sales                                  1,381,122       2,461,936          2,590,152       4,757,773
                                             -----------     -----------        -----------     -----------
Gross Margin                                     634,185         824,931            855,255         552,251
                                             -----------     -----------        -----------     -----------
Operating expenses:
  Engineering and product development            350,019         670,909            693,718       1,216,198
  General and administrative                     443,105         574,901            937,861       1,198,622
  Marketing and sales                            473,188         638,992            818,123       1,398,587
  Unusual charges (note 4)                     2,996,971              --          2,996,971              --
                                             -----------     -----------        -----------     -----------
      Total operating expenses                 4,263,283       1,884,802          5,446,673       3,813,407
                                             -----------     -----------        -----------     -----------
Income (loss) from operations                 (3,629,098)     (1,059,871)        (4,591,418)     (3,261,156)
                                             -----------     -----------        -----------     -----------

Interest expense - net                            65,526         163,621            168,346         303,730

Income from legal settlement (note 2)         (6,000,000)             --         (6,000,000)             --
                                             -----------     -----------        -----------     -----------

Income (loss) before tax provision             2,305,376      (1,223,492)         1,240,236      (3,564,886)

Provision for income taxes                       120,000              --            120,000              --
                                             -----------     -----------        -----------     -----------

Net income (loss)                            $ 2,185,376     $(1,223,492)       $ 1,120,236     $(3,564,886)
                                             ===========     ===========        ===========     ===========

Net income (loss) per share                  $      0.24     $     (0.15)       $      0.12     $     (0.45)

Weighted average number of shares used
  in computing earnings per share              9,031,856       7,965,218          9,031,856       7,964,209


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   COMMON STOCK
                              ------------------------    ADDITIONAL
                                NUMBER OF                  PAID-IN       ACCUMULATED    TREASURY     STOCKHOLDERS'
                              SHARES ISSUED  PAR VALUE     CAPITAL         DEFICIT        STOCK         EQUITY
                              -------------  ---------    -----------    ------------   ---------    ------------

Balance at December 31, 1996     9,099,732    $90,997    $45,616,672    $(40,623,995)  $(950,264)    $4,133,410

Net income                              --         --             --      1,120,236           --      1,120,236
                                 ---------    -------    -----------    ------------   ---------     ----------

Balance at June 30, 1997         9,099,732    $90,997    $45,616,672    $(39,503,759)  $(950,264)    $5,253,646
                                 =========    =======    ===========    ============   =========     ==========




See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF CASH FLOWS


                                                        SIX MONTHS         SIX MONTHS
                                                       JUNE 30, 1997      JUNE 30, 1996
                                                       -------------      -------------
                                                        (unaudited)        (unaudited)

Cash flows from operating activities:
  Net income (loss)                                     $ 1,120,236        $(3,564,886)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                              535,071            764,895
  Amortization                                              212,858            311,218
  Asset writedown and reserve increases (note 4)          2,996,971                 --
 (Increase) decrease:
    Accounts receivable                                   1,179,876          2,524,937
    Inventory                                              (692,174)           556,736
    Other current assets                                    (52,397)          (111,168)
  Increase (decrease):
    Accounts payable                                     (1,307,899)        (1,335,220)
    Accrued expenses                                        150,544              8,864
                                                        -----------        -----------
      Total adjustments                                   3,022,850          2,720,262
                                                        -----------        -----------

      Net cash provided by (used for)
       operating activities                               4,143,086           (844,624)
                                                        -----------        -----------

Cash flows from investing activities:
  Patents, software development and other                  (193,310)          (132,390)
  Additions to property and equipment                      (330,620)          (364,061)
                                                        -----------        -----------
      Net cash used for investing activities               (523,930)          (496,451)
                                                        -----------        -----------

Cash flows from financing activities:
  Issuance of common stock for cash                              --             48,787
  Proceeds (repayment) of loan from principal
   stockholder (note 3)                                  (3,478,604)         1,000,000
                                                        -----------        -----------
      Net cash provided by financing activities          (3,478,604)         1,048,787
                                                        -----------        -----------

    Increase (decrease) in cash and equivalents             140,552           (292,288)
    Cash and equivalents, beginning of period           $   235,143        $   574,647
                                                        -----------        -----------
    Cash and equivalents, end of period                 $   375,695        $   282,359
                                                        ===========        ===========

Supplemental disclosure of cash flow information:
  Interest paid                                         $   885,326        $    98,145
                                                        ===========        ===========


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

(2)   LEGAL PROCEEDINGS

            On April 24, 1997, the Company announced that the lawsuit brought by the Company on June 7, 1994, in the United States District Court, District of New Hampshire, against TECO Electric and Machinery Co. Ltd., TECO Information Systems Co., Ltd., Relisys (a TECO subsidiary) and Herman Hsu had been settled. All existing agreements between the companies have been terminated. The Company has released the TECO companies, Relisys and Mr. Hsu from all covenants not to compete and from any claims relating to the scanner technology involved in the case. TECO, in turn, made a one-time payment of $6,000,000 to the Company on April 23, 1997, and has released the Company from any obligation to manufacture scanner products through TECO. Neither party admitted to any breach of contract or other wrong-doing in connection with the settlement of this lawsuit.

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

                                  HOWTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

(3)   LOAN PAYABLE TO RELATED PARTY (continued)

            On April 25, 1997, the Company repaid the balance due, including interest, on the Revolving Note and Security Agreement held by Mr. Robert Howard in the amount of $3,775,555.

            As of June 30, 1996 the Company owed Mr. Howard $3,578,604 under the Loan Agreement. As of June 30, 1997 no moneys were owed and the Company had $8,000,000 available for future borrowings under the Loan Agreement.

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

            On April 25, 1997, the Company repaid the balance due, including interest, on the Note held by Dr. Lawrence Howard in the amount of $490,229 and the Note was discharged.

(4)   UNUSUAL CHARGES

            An unusual charge was recorded in the second quarter of 1997 consisting of the following: (i) an inventory reserve of $1,750,000 resulting from management's decision in the second quarter of 1997 to discontinue support of certain products which had reached end of life;
      (ii) a bad debt reserve of $750,000 prompted by the bankruptcy filing of a major European distributor in the second quarter of 1997; (iii) a write-off of test equipment for non-current products of $224,610; and (iv) a write-off of software development for non-current products in the amount of $272,361.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

The statements which are not historical facts contained in this Item 2 are forward looking statements that involve a number of risks and uncertainties, including but not limited to, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence of the Company's products, increased competition, and other risks detailed in the Company's Securities and Exchange Commission filings.


RESULTS OF OPERATIONS

      Sales for the three months ended June 30, 1997 were $2,015,307, a decrease of $1,271,560 or 39% from the comparable period in 1996. Sales for the six months ended June 30, 1997 were $3,445,407, a decrease of $1,864,617 or 35% from the comparable period in 1996. The Company attributes the decrease in sales to the continuing weakness in the digital scanner segment of the graphic arts market and lower than expected sales of its medical imaging product.

      The Company's gross margin for the three months ended June 30, 1997 was 31%, an increase of 6% from the comparable period in 1996. Gross margin for the six months ended June 30, 1997 was 25%, an increase of 15% for the same period in 1996. The improvement in gross margin is primarily due to an increase in customer service revenues and medical imaging revenues at higher gross margins than other product lines. The Company anticipates that gross margins will continue to improve over the remainder of the year.

      Engineering and product development costs for the three month period ended June 30, 1997 were $320,890 or 48% lower than the comparable period in 1996. Engineering and product development costs for the six month period ended June 30, 1997 were $522,480 or 43% lower than the comparable periods in 1996. The decrease results mostly from a reduction in staffing levels and spending as a result of the steps taken by the Company to control costs during the fourth quarter of 1996. The Company anticipates that engineering and product development costs will increase slightly over the remainder of 1997.

      General and administrative expenses for the three month period ended June 30, 1997 were $131,796, or 23% lower than the comparable period of 1996. General and administrative expenses for the six month period ended June 30, 1997 were $260,761, or 22% lower than the comparable period in 1996. This decrease is attributable to reductions in salaries and reserves for bad debts. The Company anticipates that general and administrative expenses will remain constant during the remainder of the year.

      Marketing and sales expenses for the three month period ended June 30, 1997 decreased $165,804, or 26% from the comparable period in 1996. Marketing and sales expenses for the six month period ended June 30, 1997 decreased $580,464, or 42% from the comparable periods in 1996. The decrease results mostly from a reduction in salaries and spending levels as a result of the steps taken to control costs during the fourth quarter of 1996. The Company anticipates that marketing and sales expenses will increase slightly during the remainder of 1997.

      Net interest expense for the three and six month periods ended June 30, 1997 was $65,526 and $168,346, respectively, compared to $163,621 and $303,730, for the comparable periods in 1996. The decrease resulted from the payment of the notes payable of $4,265,784 on April 25, 1997. See Note 3 of Notes to Financial Statements.

       The Company recorded net profits of $2,185,376 and $1,120,236 for the three and six month periods ended June 30, 1997, as compared to net losses of $1,223,492 and $3,564,886 from the comparable periods in 1996. This increase resulted from the settlement of the Teco lawsuit of $6,000,000 on April 23, 1997 (see Note 2 of Notes to Financial Statements) combined with unusual charges of $2,996,971, recorded in the second quarter of 1997.

      The unusual charges referenced above consist of the following: (i) an inventory reserve of $1,750,000 resulting from management's decision in the second quarter of 1997 to discontinue support of certain products which had reached end of life; (ii) a bad debt reserve of $750,000 prompted by the bankruptcy filing of a major European distributor in the second quarter of 1997;
(iii) a write-off of test equipment for non-current products of $224,610; and
(iv) a write-off of software development for non-current products in the amount of $272,361.


LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1997 the Company had current assets of $6,903,137, current liabilities of $1,845,098 and working capital of $5,058,039. The ratio of current assets to current liabilities was 3.7:1.

      Accounts receivable decreased by $1,179,876 during the first six months of 1997. This decrease is due primarily to lower revenues in the first six months of 1997.

      Inventory increased by $692,174 during the first six months of 1997 due to lower than projected sales volume. The Company anticipates that inventory will decrease during the remainder of 1997.

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

      On April 25, 1997, the Company repaid the remaining outstanding balance due, including interest, on the Note held by Dr. Lawrence Howard in the amount of $490,229. See Note (3) of Notes to Financial Statements.

      On April 25, 1997, the Company repaid the balance due, including interest, on the Revolving Note and Security Agreement held by Mr. Robert Howard, referenced in Note (3) of Notes to Financial Statements, in the amount of $3,775,555.

      The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1997 and the line of credit available under the Revolving Loan Agreement with its Chairman of which $8,000,000 was available as of June 30, 1997.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

      On April 24, 1997, the Company announced that the lawsuit brought by the Company on June 7, 1994, in the United States District Court, District of New Hampshire, against TECO Electric and Machinery Co. Ltd., TECO Information Systems Co., Ltd., Relisys (a TECO subsidiary) and Herman Hsu had been settled. All existing agreements between the companies have been terminated. The Company has released the TECO companies, Relisys and Mr. Hsu from all covenants not to compete and from any claims relating to the scanner technology involved in the case. TECO, in turn, made a one-time payment of $6,000,000 to the Company on April 23, 1997, and has released the Company from any obligation to manufacture scanner products through TECO. Neither party admitted to any breach of contract or other wrong-doing in connection with the settlement of this lawsuit.



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


                                           HOWTEK, INC.
                                           ---------------------------------
                                           (Company)



Date: July 31, 1997                        By: /s/ M. RUSSELL LEONARD
     ----------------------------              -----------------------------
                                               M. Russell Leonard
                                               Executive Vice President,
                                               Chief Operating Officer



Date: July 31, 1997                        By: /s/ ROBERT J. LUNGO
     ----------------------------              -----------------------------
                                               Robert J. Lungo
                                               Vice President Finance,
                                               Chief Financial Officer