Form 10-Q
period 1997-09-30
HOWTEK INC
filed 1997-11-12
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-9341

                                  HOWTEK, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                     02-0377419
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

21 Park Avenue, Hudson, New Hampshire                          03051
( Address of principal executive offices)                    (Zip Code)

                                 (603) 882-5200
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ].

      As of the close of business on October 21, 1997 there were 9,053,706 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                        PAGE
  PART I    FINANCIAL INFORMATION

  Item 1    Financial Statements

            Balance Sheets as of September 30, 1997
            (unaudited) and December 31, 1996                           3

            Statements of Operations for the three
            month periods ended September 30, 1997 and
            1996 (unaudited) and for the nine month
            periods ended September 30, 1997 and 1996
            (unaudited)                                                 4

            Statement of Changes in Stockholders' Equity
            for the nine month period ended September 30, 1997
            (unaudited)                                                 5

            Statements of Cash Flows for the nine month periods
            ended September 30, 1997 and 1996 (unaudited)               6

            Notes to Financial Statements (unaudited)                   7-8


  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                  9-11



 PART II    OTHER INFORMATION


  Item 6    Exhibits and Reports on Form 8-K                            12


Signatures                                                              13

                                  HOWTEK, INC.

                                 BALANCE SHEETS


                                                         SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                                         ------------------     -----------------
                            ASSETS                           (unaudited)

Current assets:
  Cash and equivalents                                      $    253,702           $    235,143
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $1,247,731 in 1997 and $500,000 in 1996                1,783,484              3,469,275
  Inventory                                                    4,411,044              5,762,657
  Prepaid and other                                              245,058                230,815
                                                            ------------           ------------
      Total current assets                                     6,693,288              9,697,890
                                                            ------------           ------------

Property and equipment:
  Equipment                                                    9,529,303             10,873,192
  Leasehold improvements                                         373,785                371,535
  Furniture and fixtures                                         185,564                185,564
  Motor vehicles                                                   6,050                  6,050
                                                            ------------           ------------
                                                              10,094,702             11,436,341
  Less accumulated depreciation and amortization               8,656,315              9,391,369
                                                            ------------           ------------
      Net property and equipment                               1,438,387              2,044,972
                                                            ------------           ------------

Other assets:
  Software development costs, net                                682,950                941,989
  Debt issuance costs, net                                        83,129                 98,398
  Patents, net                                                     7,277                 12,218
                                                            ------------           ------------
      Total other assets                                         773,356              1,052,605
                                                            ------------           ------------

      Total assets                                          $  8,905,031           $ 12,795,467
                                                            ============           ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $  1,427,453           $  1,969,342
  Accrued interest                                                   -                  689,434
  Accrued expenses                                               608,802                343,677
                                                            ------------           ------------
      Total current liabilities                                2,036,255              3,002,453

Loan payable to principal stockholder (note 3)                       -                3,478,604
Convertible subordinated debentures                            2,181,000              2,181,000
                                                            ------------           ------------
      Total liabilities                                        4,217,255              8,662,057
                                                            ------------           ------------

Commitments and contingencies

Stockholders' equity:
  Common stock,  $.01 par value:  authorized
    25,000,000 shares; issued 9,121,582 in 1997
    and 9,099,732 shares in 1996; outstanding
    9,053,706 in 1997 and 9,031,856 shares in 1996                91,215                 90,997
  Additional paid-in capital                                  45,654,014             45,616,672
  Accumulated deficit                                        (40,107,189)           (40,623,995)
  Treasury stock at cost (67,876 shares)                        (950,264)              (950,264)
                                                            ------------           ------------
      Stockholders' equity                                     4,687,776              4,133,410
                                                            ------------           ------------

      Total liabilities and stockholders' equity            $  8,905,031           $ 12,795,467
                                                            ============           ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF OPERATIONS


                                                               THREE MONTHS                                  NINE MONTHS
                                                               SEPTEMBER 30,                                 SEPTEMBER 30,
                                                      ---------------------------------           ---------------------------------
                                                          1997                 1996                  1997                  1996
                                                                (unaudited)                                   (unaudited)

Sales                                                 $ 2,371,615           $ 2,850,507           $ 5,817,022           $ 8,160,530
Cost of Sales                                           1,784,195             2,283,530             4,374,347             7,041,302
                                                      -----------           -----------           -----------           -----------
Gross Margin                                              587,420               566,977             1,442,675             1,119,228
                                                      -----------           -----------           -----------           -----------
Operating expenses:
  Engineering and product development                     361,298               703,039             1,055,016             1,919,237
  General and administrative                              372,158               664,753             1,310,019             1,863,375
  Marketing and sales                                     410,752               787,324             1,228,875             2,185,911
  Unusual charges (note 4)                                    -                     -               2,996,971                   -
                                                      -----------           -----------           -----------           -----------
      Total operating expenses                          1,144,208             2,155,116             6,590,881             5,968,523
                                                      -----------           -----------           -----------           -----------
Loss from operations                                     (556,788)           (1,588,139)           (5,148,206)           (4,849,295)
                                                      -----------           -----------           -----------           -----------

Interest expense - net                                     46,642               161,601               214,988               465,331

Income from legal settlement (note 2)                         -                     -              (6,000,000)                  -
                                                      -----------           -----------           -----------           -----------

Income (loss) before tax provision                       (603,430)           (1,749,740)              636,806            (5,314,626)

Provision for income taxes                                    -                     -                 120,000                   -
                                                      -----------           -----------           -----------           -----------

Net income (loss)                                     $  (603,430)          $(1,749,740)          $   516,806           $(5,314,626)
                                                      ===========           ===========           ===========           ===========

Net income (loss) per share                           $     (0.07)          $     (0.22)          $      0.06           $     (0.67)

Weighted average number of shares used
  in computing earnings per share                       9,033,994             7,965,903             9,032,576             7,964,777


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         COMMON STOCK
                                   -------------------------      ADDITIONAL
                                     NUMBER OF                     PAID-IN         ACCUMULATED       TREASURY     STOCKHOLDERS'
                                   SHARES ISSUED   PAR VALUE       CAPITAL           DEFICIT           STOCK          EQUITY
                                   -------------   ---------      ----------       ------------      ---------    -------------
Balance at December 31, 1996         9,099,732      $90,997      $45,616,672      $(40,623,995)      $(950,264)      $4,133,410

January through September, 1997
Issuance of common stock
 pursuant to incentive stock
 option plan  (unaudited)               21,850          218           37,342                                             37,560

Net income (unaudited)                     -            -                -             516,806             -            516,806
                                     ---------      -------      -----------      ------------       ---------       ----------

Balance at September 30, 1997        9,121,582      $91,215      $45,654,014      $(40,107,189)      $(950,264)      $4,687,776
                                     =========      =======      ===========      ============       =========       ==========


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF CASH FLOWS


                                                           NINE MONTHS            NINE MONTHS
                                                        SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                                        ------------------     ------------------
                                                            (unaudited)            (unaudited)
Cash flows from operating activities:
  Net income (loss)                                         $   516,806            $(5,314,626)
                                                            -----------            -----------
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                                  787,044              1,167,648
  Amortization                                                  288,595                467,568
  Asset writedown and reserve increases (note 4)              2,996,971                    -
 (Increase) decrease:
    Accounts receivable                                         935,791              3,445,507
    Inventory                                                  (398,387)             1,142,913
    Other current assets                                        (14,243)              (107,014)
  Increase (decrease):
    Accounts payable                                         (1,209,468)            (1,359,144)
    Accrued expenses                                            243,270                269,347
                                                            -----------            -----------
      Total adjustments                                       3,629,573              5,026,825
                                                            -----------            -----------

      Net cash provided by (used for)
       operating activities                                   4,146,379               (287,801)
                                                            -----------            -----------

Cash flows from investing activities:
  Patents, software development and other                      (281,706)              (245,622)
  Additions to property and equipment                          (405,070)              (544,929)
                                                            -----------            -----------
      Net cash used for investing activities                   (686,776)              (790,551)
                                                            -----------            -----------

Cash flows from financing activities:
  Issuance of common stock for cash                              37,560                 61,162
  Proceeds (repayment) of loan from principal
   stockholder (note 3)                                      (3,478,604)             1,000,000
                                                            -----------            -----------
      Net cash provided by financing activities              (3,441,044)             1,061,162
                                                            -----------            -----------

    Increase (decrease) in cash and equivalents                  18,559                (17,190)
    Cash and equivalents, beginning of period                   235,143                574,647
                                                            -----------            -----------
    Cash and equivalents, end of period                     $   253,702            $   557,457
                                                            ===========            ===========

Supplemental disclosure of cash flow information:
  Interest paid                                             $   885,326            $    98,145
                                                            ===========            ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)

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

                                  HOWTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)

(3)   LOAN PAYABLE TO RELATED PARTY (continued)

            As of December 31, 1996 the Company owed Mr. Howard $3,478,604 under the Loan Agreement. On April 25, 1997, the Company repaid the balance due, including interest, on the Revolving Note and Security Agreement held by Mr. Robert Howard in the amount of $3,775,555. As of September 30, 1997 no monies were owed and the Company had $8,000,000 available for future borrowings under the Loan Agreement.

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



RESULTS OF OPERATIONS

      Sales for the three months ended September 30, 1997 were $2,371,615, a decrease of $478,892 or 17% from the comparable period in 1996. Sales for the nine months ended September 30, 1997 were $5,817,022, a decrease of $2,343,508 or 29% from the comparable period in 1996. The Company attributes the decrease in sales to the continuing weakness in the digital scanner segment of the graphic arts market and lower than expected sales of its medical imaging product.

      The Company's gross margin for the three months ended September 30, 1997 was 25%, an increase of 5% from the comparable period in 1996. Gross margin for the nine months ended September 30, 1997 was 25%, an increase of 11% from the same period in 1996. The improvement in gross margin is primarily due to a change in product mix as well as a reduction in unfavorable manufacturing costs. The Company anticipates that gross margins will continue to improve over the remainder of the year.

      Engineering and product development costs for the three month period ended September 30, 1997 decreased $341,741, or 49% from the comparable period in 1996. Engineering and product development costs for the nine month period ended September 30, 1997 decreased $864,221, or 45% from the comparable periods in 1996. The decrease results mostly from a reduction in staffing levels and spending as a result of the steps taken by the Company to control costs during the fourth quarter of 1996. The Company anticipates that engineering and product development costs will increase slightly over the remainder of 1997.

      General and administrative expenses for the three month period ended September 30, 1997 decreased $292,595, or 44% from the comparable period of 1996. General and administrative expenses for the nine month period ended September 30, 1997 decreased $553,356, or 30% from the comparable period in 1996. This decrease is attributable to reductions in salaries and reserves for bad debts. The Company anticipates that general and administrative expenses will remain constant during the remainder of the year.

      Marketing and sales expenses for the three month period ended September 30, 1997 decreased $376,572, or 48% from the comparable period in 1996. Marketing and sales expenses for the nine month period ended September 30, 1997 decreased $957,036, or 44% from the comparable periods in 1996. The decrease results mostly from a reduction in salaries and spending levels as a result of the steps taken to control costs during the fourth quarter of 1996. The Company anticipates that marketing and sales expenses will remain constant for the balance of 1997.

      Net interest expense for the three and nine month periods ended September 30, 1997 was $46,642 and $214,988, respectively, compared to $161,601 and
$465,331, for the comparable periods in 1996. The decrease resulted from the repayment of the notes payable of $4,265,784 on April 25, 1997. See Note 3 of Notes to Financial Statements.

       The Company recorded a net loss of $603,430 for the three month period ended September 30, 1997 and a net profit of $516,806 for the nine month period ended September 30, 1997, as compared to net losses of $1,749,740 and $5,314,626 from the comparable periods in 1996. The loss for the three months ended September 30, 1997 decreased $1,146,310 or 66% as compared to the corresponding period in 1996 as a result of the reduction of spending levels. The profit for the nine months ended September 30, 1997 is also attributable to the reduction of spending levels and includes the receipt of $6,000,000 from the settlement of the Teco lawsuit on April 23, 1997 (see Note 2 of Notes to Financial Statements). In addition, the results for the nine month period ended September 30, 1997 includes unusual charges of $2,996,971, recorded in the second quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997 the Company had current assets of $6,693,288, current liabilities of $2,036,255 and working capital of $4,657,033. The ratio of current assets to current liabilities was 3.3:1.

      Accounts receivable, excluding reserves, decreased by $935,791 during the first nine months of 1997. This decrease is due primarily to lower revenues in the first nine months of 1997.

      Inventory, excluding reserves, increased by $398,387 during the first nine months of 1997 due to lower than projected sales volume. The Company anticipates that inventory will decrease during the remainder of 1997.

      The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1997 and the line of credit available under the Revolving Loan Agreement with its Chairman of which $8,000,000 was available as of September 30, 1997.

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


                                                 Howtek, Inc.
                                           ------------------------
                                                  (Company)



Date:    November 12, 1997                 By:
     ---------------------------------        ----------------------------------
                                              M. Russell Leonard
                                              Executive Vice President,
                                              Chief Operating Officer



Date:    November 12, 1997                 By:
     ---------------------------------        ----------------------------------
                                              Robert J. Lungo
                                              Vice President Finance,
                                              Chief Financial Officer