Form 10-K405
period 1997-12-31
HOWTEK INC
filed 1998-03-26
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997
                                   -----------------

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------   ----------------

         Commission file number 1-9341
                                ------

                                  HOWTEK, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             02-0377419
       -------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

 21 Park Avenue, Hudson, New Hampshire                    03051
--------------------------------------                    -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (603) 882-5200
                                                    --------------

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
                                            ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on February 10, 1998 was $10,707,423.

         As of February 10, 1998 the Registrant had 9,060,206 shares of Common Stock outstanding.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

The statements which are not historical facts contained in this report on Form 10-K are forward looking statements that involve a number of risks and uncertainties, including but not limited to, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence of the Company's products, increased competition, and other risks detailed in the Company's Securities and Exchange Commission filings.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Howtek, Inc. (the "Company"), a Delaware corporation located in Hudson, New Hampshire, was organized in February 1984. The Company designs, engineers, develops and manufactures digital image scanners, film digitizers and related software for applications in the graphic arts and medical imaging markets. The Company's scanner products utilize two different scanning technologies. Photomultiplier tube ("PMT") scanners focus a single scanning beam on a rotating drum to capture a color image and convert it to digital form. For this reason, PMT scanners are commonly referred to as "drum scanners". Charge coupled device ("CCD") scanners focus an array of light sensors across a flat surface, and are commonly referred to as "flatbed scanners". Flatbed scanners may digitize color images or monochrome X-ray films. The Company sells its products throughout the world through various distributors, resellers, systems integrators and OEM's.

GRAPHIC ARTS COLOR SCANNERS

         The Company offers drum and flatbed scanner products, and related software, for use in the graphic arts market, which includes printers, publishers, trade shops, service bureaus, desktop publishers and photo retouchers. Drum scanner products offered by the Company consist of the large format Scanmaster(TM) 7500, the Scanmaster 6500 and the Scanmaster 4500. The Scanmaster 7500 and 6500 offer a larger scanning area and higher resolution scanning than the more compact Scanmaster 4500. The Scanmaster 6500, introduced during 1997, differs from the 7500 model in its manner of processing colors. The 7500 uses specialized circuit boards installed in the scanner, while the 6500 takes greater advantage of color processing software installed on the host computer.

         The Company's Scanmaster 2500 is a color flatbed scanner suitable for scanning art boards, large maps, full size books, sketches, and negatives or halftones. It offers the ability to digitize and process images at a resolution sufficient for many graphic arts applications, at a cost substantially lower than the Company's higher resolution drum scanner products.

         During 1997, the Company released enhanced versions of its Trident(TM), Aurora(TM) and Polaris(TM) software applications, used with its scanner products to manage and control the processes of image digitization, image processing and color separation.


      Graphic  Arts Products

      --------------------------------------------------------------------------
                                                         Suggested Retail
      Product            Distinguishing Features         Price at 12/31/97
      --------------------------------------------------------------------------
      Scanmaster 2500    -  Flatbed Scanner                           $15,900(1)
                         -  Tri-linear 8,000 element CCD array
                         -  Scanning area 13" x 18"
                         -  600 x 1200 dpi optical resolution
                         -  Optical density 0-3.4
                         -  12 bit color or grayscale
                         -  Macintosh, Windows and UNIX
                            operating systems
      --------------------------------------------------------------------------
      Scanmaster 4500    -  PMT Drum Scanner                          $24,950
                         -  Scanning area 11" x 11.8"
                         -  32 - 4,000 dpi optical resolution
                         -  Optical density 0-3.8
                         -  12 bit color or grayscale
                         -  Macintosh, Windows and UNIX
                            operating systems
      --------------------------------------------------------------------------
      Scanmaster 6500    -  PMT Drum Scanner                          $44,900
                         -  Scanning area to 24" x 18.5"
                         -  50 - 5,000 dpi optical resolution
                         -  10% to 1,667% enlargement
                         -  Optical density 0-3.8
                         -  12 bit color or grayscale
                         -  Macintosh, Windows and UNIX
                            operating systems
      --------------------------------------------------------------------------
      Scanmaster 7500    -  PMT Drum Scanner                          $52,900
                         -  Integrated color computer
                         -  On-the-fly CMYK separation
                         -  Scanning area to 24" x 18.5"
                         -  50 - 5,000 dpi optical resolution
                         -  10% to 1,667% enlargement
                         -  Optical density 0-3.8
                         -  12 bit color or grayscale
                         -  Macintosh, Windows and UNIX
                            operating systems
--------------------------------------------------------------------------------

X-RAY FILM SCANNERS

         The Company's X-ray film digitizers utilize flatbed scanning technology to capture monochrome X-ray images and convert them to digital form. In digital form such images may be stored, transmitted within hospital archiving and communication systems or transmitted to remote viewing sites (a process called "teleradiology") where they can be reproduced in hard copy or displayed on computer monitors.

-----------------------------------
(1) Effective April, 1998 the suggested retail price of the Scanmaster 2500 will be reduced to $9,900, to improve its competitive positioning.

         The Scanmaster DX, derived from the Company's Scanmaster 2500 color flatbed scanner, was the Company's first X-ray film digitizer. During 1997 the Company demonstrated a new product, the Howtek 960(TM) X-Ray film digitizer, designed specifically for medical applications. The 960 can capture images from radiographic films at a higher resolution than the DX product, and with greater ability to resolve detail in very light and very dark areas (this is sometimes called "dynamic range"). The 960 is further distinguished by a built-in adjustable sheet feeder, which accommodates film sizes ranging from 14" x 17" to 8" x 10". Up to eight films may be stacked at a time and are fed automatically.

         During 1997 the Company also released Digitizer Director(TM), a software application which supports X-ray digitization on the 960 and the Scanmaster DX.

      Medical Imaging Products

      --------------------------------------------------------------------------
                                                               Suggested Retail
      Product          Distinguishing Features                 Price at 12/31/97
      --------------------------------------------------------------------------
      Scanmaster DX    -  Flatbed Scanner                             $15,900
                       -  High definition CCD array
                       -  Digitizing area 14" x 17"
                       -  Maximum film size 15" x 18"
                       -  1k - 8k resolution
                       -  Optical density 001-3.4
                       -  12 bit grayscale
                       -  SCSI-2 interface
      --------------------------------------------------------------------------
      Howtek 960       -  Multi-feed compact scanner                  $21,995(2)
                       -  High definition CCD array
                       -  Digitizing area 14" x 36"
                       -  Maximum film size 15" x 36"
                       -  1k - 8k resolution
                       -  Optical density 001-3.5
                       -  12 bit grayscale
                       -  SCSI-2 interface
      --------------------------------------------------------------------------

 SOURCES AND AVAILABILITY OF MATERIALS

         The electronics industry is subject to periodic fluctuations in the production capacity of integrated circuit manufacturers and other key suppliers. Currently, the Company believes that there are adequate sources and availability of the components necessary to manufacture its products.

----------------------------
(2) Effective March 24, 1998, the suggested retail price of the Howtek 960 was reduced to $18,995, to improve its competitive positioning.

COMPETITION

         The Company faces strong competition in the graphic and medical imaging markets. Among its competitors are numerous foreign and domestic digital scanner companies. Many of these competitors are well established, have financial, engineering, manufacturing and distribution resources substantially greater than those of the Company, and have established reputations for success in the development, sale and service of products that will be competitive with those of the Company. The principal methods of competition in these markets are price, performance, reliability, proprietary hardware and software, and service.

WORKING CAPITAL REQUIREMENTS

         The principal working capital requirements of the Company are those characteristic of any electronics manufacturing company with regard to the management of the work in process and the inventory of finished goods arising from such manufacturing activities. In addition, because a significant portion of the Company's sales are derived from foreign sales (see Note 8 to Notes to Financial Statements) the Company must carry the expense of the longer repayment cycles generally accorded to foreign distributors and OEM's.

PATENTS

         The Company has seven patents relating to its scanner and pre-press technology, which is the basis of its current business. These patents help the Company maintain a proprietary position in the scanner market, but because of the pace of innovation in that market it is difficult to determine the overall importance of these patents to the Company. Additionally, the Company has twelve patents relating to the Company's ink jet technology which the Company is not currently using in any of its products, but which it has licensed to a number of other companies.

         The Company has current patent applications pending, has filed foreign patent applications on some of its patents and plans to file additional domestic and foreign applications when it believes such protection will benefit the Company.

         There is no assurance that additional patents will be obtained either in the United States or in foreign countries or that existing or future patents or copyrights will provide substantial protection or commercial benefit to the Company.

         There is rapid technological development in the Company's markets with concurrent extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technologies have been independently developed and do not infringe the patents or intellectual property rights of others, certain components of the Company's products could infringe patents, either existing or which may be issued in the future, in which event the Company may be required to modify its designs or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions; and the failure to do either of the foregoing could have a material adverse effect upon the Company's business.

         In addition to protecting its technology and products by seeking patent protection when deemed appropriate, the Company also relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. The Company requires all of its employees to execute confidentiality agreements. Insofar as the Company relies on confidentiality agreements, there is no assurance that others will not independently develop similar technology or that the Company's confidentiality agreements will not be breached.

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

ENGINEERING AND PRODUCT AND SOFTWARE DEVELOPMENT

         For the years ended December 31, 1997, 1996 and 1995 the Company spent $1,401,989 (or 18% of sales), $2,353,354 (or 21% of sales) and $2,788,281 (or
14% of sales), respectively, on engineering and product development. In addition, for the years ended December 31, 1997, 1996 and 1995 the Company spent $355,465 (or 5% of sales), $350,674 (or 3% of sales) and $445,106 (or 2% of sales), respectively, on software development.

MANUFACTURING

         The Company assembles all its scanners and digitizers at its Hudson, New Hampshire facilities, from components and subassemblies purchased from various suppliers. The software applications which are sold with the Company's products are either developed in-house or licensed from third parties.

EMPLOYEES

         On December 31, 1997 the Company had 63 full-time and 2 part-time or temporary employees. On January 30, 1998, the Company reduced the number of its continuing employees, including part-time and temporary employees, to 54. The Company also initiated a program to reduce expenditures and control costs. (See
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

CUSTOMERS

         During 1997, 23% of the Company's sales were made to Techexport, Inc., a foreign distributor of the Company's scanner products and 18% of sales were made to Fujifilm Electronics Imaging ("FFEI"), formerly Crosfield Electronics Limited, an original equipment manufacturer ("OEM") which sells the Scanmaster 2500 and Scanmaster 4500 under its own label. International sales in 1997 were adversely affected by, among other factors, economic weakness in Asia. In the event of a reduction in purchases by either customer, the Company believes other channels of distribution and potential OEM customers are available. In the event the Company failed to identify alternative customers, a reduction in purchases by Techexport or FFEI would have a material adverse impact on the Company's sales.

BACKLOG

         The dollar amount of the Company's backlog, or orders believed to be firm, as of December 31, 1997 was approximately $74,000 as compared to approximately $107,000 on the corresponding date in 1996.

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

ITEM 2.      PROPERTIES

         The Company's principal executive offices and research and development laboratory are located at 21 Park Avenue, Hudson, New Hampshire. The facility consists of approximately 21,000 square feet of office and research and development space and is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors of the Company, pursuant to a lease which expires September 30, 1998 at an annual rent of $78,500. Additionally, the Company is required to pay real estate taxes, provide insurance and maintain the premises.

         The Company leases an additional 22,500 square feet of office, manufacturing and warehouse space adjacent to its current facility. If the Company decides to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

ITEM 3.      LEGAL PROCEEDINGS.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is currently traded on the Nasdaq National Market under the symbol "HOWT". (See "Modification to Nasdaq Listing", below). The following table sets forth the range of high and low bid prices for each quarterly period during 1997 and 1996, while the Company's Common Stock was traded on NASDAQ. The high and low bid prices, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


Fiscal year ended                 HIGH             LOW
                                  ----             ---
December 31, 1997
First Quarter                    2-7/16            1-5/16
Second Quarter                   2-3/8             15/16
Third Quarter                    3-5/8             1-1/2
Fourth Quarter                   3-3/8             1

Fiscal year ended
December 31, 1996
First Quarter                    7-7/8             4-3/4
Second Quarter                   6-3/4             3-3/8
Third Quarter                    4-5/8             3
Fourth Quarter                   3-3/8             1-11/16

         As of February 17, 1998 there were 324 holders of record of the Company's Common Stock.

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

MODIFICATION TO NASDAQ LISTING

         Effective February 23, 1998, the Nasdaq Stock Market adopted New Listing and Continued Listing requirements for companies listed on the Nasdaq National Market and Nasdaq SmallCap Market. As a result of these new requirements the Company intends to apply for modification in its Nasdaq listing, to the Nasdaq SmallCap Market. The Company believes that it qualifies for listing on the SmallCap Market under the new standards.

ITEM 6.      SELECTED FINANCIAL DATA


SELECTED STATEMENT OF OPERATIONS DATA

                                                                          Year Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                 1997            1996              1995              1994                1993
                                                 ----            ----              ----              ----                ----
     Sales                                    $7,874,813     $11,263,253       $20,603,654       $24,370,329         $20,550,105
     Gross margin                              1,663,317       1,918,798         6,619,835         9,237,115           7,506,127
     Other income - net                                0               0                 0                 0           (570,025)
     Restructuring charge                              0               0         2,662,632                 0                   0
     Unusual charges                           3,394,406               0                 0                 0                   0
     Total operating expenses                  8,236,477       7,355,481        11,441,837         8,020,468           7,961,622
     Income (loss) from operations            (6,573,160)     (5,436,683)       (4,822,002)        1,216,647            (455,495)
     Interest expense - net                      258,912         623,537           433,045           259,227             329,461
     Income from legal settlement             (6,000,000)              0                 0                 0                   0
     Pre-tax income (loss)                      (832,072)     (6,060,220)       (5,255,047)          957,420            (784,956)
     Provision for income taxes                        0               0                 0            77,000               4,903
     Net Income (loss)                          (832,072)     (6,060,220)       (5,255,047)          880,420            (789,859)
     Net Income (loss) per share                   (0.09)          (0.76)            (0.66)             0.11               (0.10)


SELECTED BALANCE SHEET DATA

                                                                            As of December 31,
                                         -------------------------------------------------------------------------------------------
                                                 1997            1996              1995              1994                1993
                                                 ----            ----              ----              ----                ----
     Total current assets                     $5,332,546      $9,697,890       $14,137,204       $16,891,438         $13,834,468
     Total assets                              7,071,294      12,795,467        18,495,240        21,573,849          18,120,557
     Total current liabilities                 1,540,222       3,002,453         4,203,168         4,811,528           2,467,054
     Loans payable to related parties                  0       3,478,604         3,578,604         1,000,000           1,000,000
     Convertible Subordinated Debentures       2,181,000       2,181,000         2,181,000         2,181,000           2,181,000
     Stockholders' equity                      3,350,072       4,133,410         8,532,468        13,581,321          12,472,503



SELECTED QUARTERLY DATA

                                                                                                Earnings
                                                                Gross             ------------------------------------
                                                Sales           Margin            Earnings(loss)       Per Share Basic
                                                -----           ------            ----------------- ------------------
     1996 Quarter ended:
          March 31                            $2,023,157       ($272,679)          ($2,341,394)           ($0.29)
          June 30                              3,286,867         824,931            (1,223,492)            (0.15)
          September 30                         2,850,507         566,977            (1,749,740)            (0.22)
          December 31                          3,102,722         799,570              (745,594)            (0.09)

     1997 Quarter ended:
          March 31                            $1,430,100        $221,070           ($1,065,140)           ($0.12)
          June 30                              2,015,307         634,185             2,185,376              0.24
          September 30                         2,371,615         587,420              (603,430)            (0.07)
          December 31                          2,057,791         220,642            (1,348,878)            (0.14)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SUBSEQUENT EVENTS

         The Company has demonstrated significant operating losses in each of its past three fiscal years. Subsequent to December 31, 1997, the Company began a series of actions aimed at improved profitability and performance. On January 20, 1998, W. Scott Parr was named President, Chief Executive Officer and Director of the Company. He replaced David R. Bothwell who resigned as President, Chief Executive Officer and a member of the Company's Board of Directors on the same date. On January 27, 1998, M. Russell Leonard resigned as Executive Vice President and Chief Operating Officer of the Company.

         To address declining sales levels, the Company has developed an operating plan which it believes will allow it to operate profitably at lower revenue levels than previous plans. The current operating plan includes identification of new scanner and related products which can be secured by the Company and offered to its traditional graphic arts customer base. Management believes such products, offered under the Company's brand, can complement the results of the Company's own research and development and product development efforts and contribute materially to revenues. In the interim, the Company intends to reduce prices on its Scanmaster 2500 flatbed scanner to improve the competitive position of this product. In the near term, a price reduction will contribute to reduced gross profit margins.

         The Company continues to emphasize growth into the medical imaging market, which it believes can contribute to sales complementing those in graphic arts and more traditional Company markets. Additional complementary products and markets are under evaluation. Failure of the Company to identify additional products, and to successfully continue expansion into medical markets would adversely effect the Company's performance and require revision to its operating plan.

         Sale of products sourced from other manufacturers and aimed at increasing overall sales, will occur at lower gross profit margins than sale of products manufactured and sold by the Company directly. The Company believes a reduction in gross profit margins will be offset, in part, by reduced Company development and support costs associated with products manufactured by others, and reduced discounts to the sales channel.

         On January 30, 1998, to reduce break-even levels and bring operating expenditures more in line with projected sales levels, the Company significantly reduced the number of its continuing employees. Subsequent to these reductions, the Company had 54 employees, including part-time and temporary workers. The Company also reduced certain operating expenditures and instituted improved budgeting and cost controls. In the future, the Company expects to better utilize its marketing expenses by an increased reliance on direct mail and telemarketing to support its sales efforts, and reduced trade show expenditures. The Company is also evaluating opportunities to outsourcing appropriate portions of the assembly and manufacturing process, focusing internal efforts on final assembly, testing and quality assurance. It is the Company's intention to closely monitor operating expenditures against actual sales levels, and make further adjustments as deemed necessary.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Sales for the year ended December 31, 1997 were $7,874,813 a decrease of 30% from sales during the year ended December 31, 1996 of $11,263,253. The Company believes the decrease in sales is due primarily to increased competition for drum scanners from high-end flatbed scanners, the maturing Scanmaster 2500 product and the economic crisis in Asia.

         The Company's gross margin increased from 17% in 1996 to 21% in 1997 primarily because service revenues, which have higher gross margins, increased as an overall percentage of the Company's total sales, in light of overall sales decreases.

         Engineering and product development costs decreased from 21% of sales in 1996 to 18% of sales in 1997. Such costs (net of capitalized software development costs of $355,465 and $350,674 for 1997 and 1996 respectively) decreased from $2,353,354 in 1996 to $1,401,989 in 1997. The decrease results primarily from reductions in manpower and depreciation expense during the year.

         General and administrative expense decreased 27% from $2,357,560 (or 21% of sales) in 1996 to $1,716,199 (or 22% of sales) in 1997. This change results from reductions in bad debt provisions, legal fees in connection with a lawsuit against a former contract manufacturer, salaries and overall expenses as a result of reduced sales and a cost reduction program.

         Marketing and sales expenses during 1997 were $1,723,883 (or 22% of sales) which contrasts with $2,644,567 (or 23% of sales) for 1996. The change results from reductions in salaries, advertising, and promotional expenses.

         Net interest expense decreased 58% from $623,537 in 1996 to $258,912 in 1997. The decrease resulted from the repayment of the notes payable, including interest, of $4,265,784 on April 25, 1997 to Robert Howard, its Chairman and principal stockholder and Dr. Lawrence Howard, the Chairman's son. See Note 4 of Notes to Financial Statements.

         The Company reported a net loss of $832,072 for the year ended
December 31, 1997 which represents an 86% decrease from a net loss of $6,060,220 for the year ended December 31, 1996. The decrease is attributable to the reduction of spending levels and includes the receipt of $6,000,000 from the settlement of the Teco lawsuit on April 23, 1997 (See Note 10 of Notes to Financial Statements). In addition, the results includes unusual charges of $2,996,971 recorded in the second quarter of 1997 and $397,435 recorded in the fourth quarter of 1997.

         The unusual charges referenced above consist of the following: (i) an inventory reserve of $1,750,000 resulting from management's decision in the second quarter of 1997 to discontinue support of certain products which had reached end of life; (ii) a bad debt reserve of $750,000 prompted by the bankruptcy filing of a major European distributor in the second quarter of 1997;
(iii) a write-off of test equipment for non-current products with a net book value of $224,610 in the second quarter of 1997 and $239,885 in the fourth quarter of 1997; and (iv) a write-off of software development for non-current products with a net book value of $272,361 in the second quarter of 1997 and $157,550 in the fourth quarter of 1997.

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Sales for the year ended December 31, 1996 were $11,263,253 a decrease of 45% from sales during the year ended December 31, 1995 of $20,603,654. Management believes the decrease in sales was due to increased competition and to a general weakness in its segments of the graphic arts market.

         The Company's gross margin decreased from 32% in 1995 to 17% in 1996. This decrease resulted primarily from excess manufacturing capacity.

         Engineering and product development costs increased from 13% of sales in 1995 to 21% of sales in 1996. Such costs (net of capitalized software development costs of $350,674 and $445,106 for 1996 and 1995 respectively) decreased slightly from $2,788,281 in 1995 to $2,353,354 in 1996.

         General and administrative expense decreased 11% from $2,651,905 (or 13% of sales) in 1995 to $2,357,560 (or 21% of sales) in 1996. This decrease was due primarily to the decrease in legal fees in connection with a lawsuit against a former contract manufacturer. See Note 10 of Notes to Financial Statements.

         Marketing and sales expenses during 1996 were $2,644,567 (or 23% of sales) which represented a 21% decrease from $3,339,019 (or 16% of sales) for 1995. The decrease resulted from reductions in salaries, advertising, promotional and trade show expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of an $8,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, of which $8,000,000 was available at December 31, 1997. The Company believes that these sources are sufficient to satisfy its cash requirements for the foreseeable future. (See Item 13 - "Certain Relationships and Related Transactions".)

         Working capital decreased $2,903,113 from $6,695,437 at December 31, 1996 to $3,792,324 at December 31, 1997. The ratio of current assets to current liabilities increased from 3.2 at December 31, 1996 to 3.5 at December 31, 1997.

         As noted above, the Company received $6,000,000 from the settlement of a lawsuit during the second quarter of 1997. Approximately $4,266,000 of the proceeds were used to pay off loans to related parties. See Note 4 of Notes to Financial Statements.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

Net Loss Per Common Share

         In the last quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations and the restatement of all prior period earnings per share amounts. Conversion of the subordinated debentures and assumed exercise of options are not included in the calculation of diluted earnings per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

Reporting Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. This standard is not expected to have any impact on the Company.

Segments of an Enterprise and Related Information

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. This standard is not expected to have any impact on the Company.

Employers' Disclosures about Pensions and Other Postretirement Benefits

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful.

         SFAS 132 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See Financial Statements and Schedule attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

                                                                        DIRECTOR
NAME                         AGE            POSITION                     SINCE

Robert Howard............    74     Chairman of the Board, and Director  1984
W. Scott Parr............    47     President, Chief Executive Officer
                                     and Director                        1998
Ivan Gati................    50     Director                             1989
Sheila Horwitz...........    61     Director                             1996
Nat Rothenberg...........    67     Director                             1988
Harvey Teich.............    78     Director, Chairman Audit Committee   1988

         All persons listed above are currently serving a term of office as directors which continues until the next annual meeting of stockholders.

         Robert Howard is the founder and Chairman of the Board of Directors of the Company. He is the inventor of many products including the impact dot matrix printer, the desktop laser printer and an early digital computer together with Dr. An Wang. He has been the founder or a principal in many public companies since the 1960's. Mr. Howard was Chief Executive Officer of the Company from its establishment in 1984 until December of 1993. He was the founder, and from 1969 to April 1980 he served as President and Chairman of the Board, of Centronics Data Computer Corp. ("Centronics"), a manufacturer of a variety of computer printers. He resigned from Centronics' Board of Directors in 1983. From April 1980 until 1983, Mr. Howard was principally engaged in the management of his investments. Commencing in mid-1982, Mr. Howard, doing business as R.H. Research, developed the ink jet technology upon which the Company was initially based. Mr. Howard contributed this technology, without compensation, to the Company. Mr. Howard serves as Chairman of the Board of Presstek, Inc. ("Presstek"), a public company which has developed proprietary imaging and consumables technologies for the printing and graphic arts industries. In February 1994 Mr. Howard entered into a settlement agreement in the form of a consent decree with the Securities and Exchange Commission (the "Commission"). Mr. Howard, without admitting or denying the Commission's allegations of securities laws violations, agreed to pay a fine and to the entry of a permanent injunction against future violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. In December of 1997, Mr. Howard entered into a settlement agreement in the form of a consent decree with the Securities and Exchange Commission (the "Commission") in connection with the Commission's investigation into trading in the securities of Presstek Inc. Mr. Howard, without admitting or denying the Commission's allegations of securities laws violations, agreed to pay a civil penalty and to the entry of a permanent injunction against future violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934.

         W. Scott Parr joined the Company in January 1998, as President and Chief Executive Officer. He was appointed to the Company's Board of Directors on February 4, 1998. Prior to joining Howtek, Mr. Parr served as Divisional Director and a member of the Board of Directors of SABi International Ventures, Inc., responsible for restructuring and upgrading certain US companies owned by foreign and venture investors. From 1995 to 1997, Mr. Parr was Chief Executive Officer, General Counsel, and Director of Allied Logic Corporation, a start-up venture specializing in proprietary molding and manufacturing technologies. From 1990 to 1995 Mr. Parr was General Counsel and a Director of LaserMaster Technologies, Inc. (now ColorSpan, Inc.).

         Ivan Gati has served as Chairman of Turner Management, Inc. since 1983. Turner Management, Inc. is a vertically integrated real estate investment company with offices located in New York, Texas and Tennessee, and whose subsidiary companies provide property management and finance services. Mr. Gati is a member of the Board of Directors of Universal Automation Systems, Inc.

         Sheila Horwitz is a Senior Vice President of Schroder Wertheim & Co., Inc., a broker dealer firm. She has an extensive background in the securities brokerage industry, having worked at her current firm, formerly known as Wertheim, Schroder & Co., since 1990. Previously Ms. Horwitz worked for Oppenheimer & Co. from 1988 to 1990, and for L. F. Rothschild & Co. from 1978 to 1988, in similar capacities.

         Nat Rothenberg is President of Micro Management Ltd. and has served in such capacity since he founded that company in 1978. Micro Management Ltd. is a supplier of computer hardware, software, training, service and support to the real estate industry. Previously, he was President of Drum Research & Development Corp., an affiliate of Fidelity Corp. of Virginia that provided computer services to that company.

         Harvey Teich is a practicing certified public accountant. On January 1, 1992, the accounting firm of Merman & Teich, where Mr. Teich had been a principal for the previous seventeen years, ceased to operate as a partnership. He is a member of the New York and Florida State Societies for Certified Public Accountants.

EXECUTIVE OFFICERS AND MANAGEMENT

NAME                    AGE    POSITION
----                    ---    --------

W. Scott Parr1          47     President, Chief Executive Officer, Director

David R. Bothwell2      49     President, Chief Executive Officer, Director

M. Russell Leonard3     52     Executive Vice President, Chief Operating Officer

Michael L. Demers       43     Vice President, Marketing

Richard F. Lehman       60     Vice President, Engineering

Robert J. Lungo         50     Vice President, Chief Financial Officer

David G. Myers          45     Vice President, Sales

Drew E. Woodworth       47     Vice President, Operations

---------------------------
1.  Mr. Parr joined the Company on January  20, 1998.
2. Mr. Bothwell resigned as President, Chief Executive Officer, and Director, effective January 20, 1998.
3.  Mr. Leonard resigned as Executive Vice President, effective January 27,
    1998.

         Michael L. Demers joined the Company on July 1,1997, as Vice President of Marketing. From January 1997 to June 1997, he was OEM Sales Manager for Picture Works Technology, a software developer for managing and enhancing digital images. From January 1994 to December 1996, he was employed by Polaroid Corporation and worked in various capacities, including Senior Marketing Manager, New Business Development and Program Management. From June 1984 to December 1993, Mr. Demers was employed by the Company in various capacities including Scanner Product Manager.

         Richard F. Lehman joined the Company in July 1990, as Director of Scanner Engineering. In December 1993, he was appointed Vice President of Scanner Engineering and in October 1996, he was named Vice President of Engineering. Prior to joining the Company, Mr. Lehman was employed by Xerox Corporation for 23 years where he served in various engineering and managerial capacities.

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

         David G. Myers joined the Company on January 5, 1998 as Vice President of Sales. From August 1995 to October 1997, Mr. Myers was Director of Sales for Gerber Systems Corporation, a computer to plate ("CTP") systems company. From June 1990 to August 1995 he was Director of International Sales for the EPS Division of AGFA Corporation.

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

ITEM     11. EXECUTIVE COMPENSATION.

         The following table provides information on the compensation provided by the Company during fiscal years 1997, 1996 and 1995 to the person serving as the Company's Chief Executive Officer during fiscal 1997 and the Company's four most highly compensated executive officers, serving at the end of the 1997 fiscal year. Included in this list are only those executive officers whose total annual salary and bonus exceeded $100,000 during the 1997 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                               SECURITIES
                                                               UNDERLYING
NAME AND PRINCIPAL POSITION          YEAR     SALARY($)        OPTIONS(#)
---------------------------          ----     ---------        ----------
David Bothwell
Chief Executive Officer..........    1997      83,210           - 0 -
                                     1996     151,303          61,585(1)
                                     1995     141,870          15,000(2)
M. Russell Leonard
Executive Vice President,
Chief Operating Officer..........    1997     130,674          10,000
                                     1996     128,231          47,000(1)
                                     1995     122,858          20,000(2)
Richard Lehman
Vice President, Engineering......    1997     113,698           5,000
                                     1996     102,082          26,500(1)(3)
                                     1995      95,461           1,000(2)

--------------
(1) Represents options to purchase Common Stock which had been granted in previous years pursuant to the 1993 Stock Option Plan and which were relinquished by the optionee and canceled by the Company in exchange for an equal number of new options granted in 1996 and exercisable at $1.72 per share. See Ten Year Option Repricings Table.

(2) Options which were granted pursuant to the 1993 Stock Option Plan in 1995 and which were included in those options that were subsequently relinquished by the optionee in 1996 in exchange for an equal number of new options. See note 1 above and the Ten Year Option Repricings Table.

(3) Includes options to purchase 8,000 shares of Common Stock granted in 1996. Mr. Lehman subsequently exchanged these options in 1996, along with options to purchase 18,500 shares of Common Stock granted in prior years, for an equal number of new options with an exercise price of $1.72 per share. See note 1 above and the Ten Year Repricings Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                              INDIVIDUAL GRANTS                                              POTENTIAL
                        -------------------------------                                      REALIZABLE VALUE AT
                        NUMBER  OF       PERCENT OF                                          ASSUMED ANNUAL
                        SECURITIES       TOTAL OPTIONS                                       RATES OF STOCK
                        UNDERLYING       GRANTED TO        EXERCISE OF                       PRICE APPRECIATION
                        OPTIONS          EMPLOYEES         BASE PRICE      EXPIRATION        FOR OPTION TERM
NAME                    GRANTED          IN FISCAL YEAR      ($/Sh)           DATE           5%($)       10%($)
----                    -------          --------------    -----------     ----------        -----       ------

M. Russell Leonard      10,000                8               1.00         12/16/2007        13,200      17,500
Richard Lehman           5,000                4               1.00         12/16/2007         6,600       8,750




                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information on an aggregated basis regarding each exercise of stock options during the Company's last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options.

                                                         NUMBER OF
                                                         SECURITIES        VALUE OF
                                                         UNDERLYING        UNEXERCISED
                                                         UNEXERCISED       IN-THE MONEY
                                                         OPTIONS AT        OPTIONS AT
                                                         FY-END (#)        FY-END($) (1)
                          SHARES                         -------------------------------
                          ACQUIRED ON      VALUE         EXERCISABLE/      EXERCISABLE/
NAME                      EXERCISE (#)     REALIZED      UNEXERCISABLE     UNEXERCISABLE
----                      -----------      --------      -------------     -------------
David Bothwell (2)            0              0           61,585/0             0/0
M. Russell Leonard (2)        0              0           47,000/10,000        0/4,380
Richard Lehman (2)            0              0           20,500/11,000        0/2,190

--------------

(1) Based upon the closing price of the Common Stock on December 31, 1997, of $1.438 per share.

(2) Options granted pursuant to the Company's 1993 Stock Option Plan, as amended.

                         REPORT ON REPRICING OF OPTIONS
                           TEN YEAR OPTION REPRICINGS

                                                                                                            LENGTH OF
                                     NUMBER OF        MARKET PRICE      EXERCISE                           ORIGINAL
                                     SECURITIES       OF STOCK AT       PRICE AT                           OPTION TERM
                                     UNDERLYING       TIME OF           TIME OF                            REMAINING AT
                                     OPTIONS          REPRICING OR      REPRICING OR     NEW               DATE OF
                                     REPRICED OR      AMENDMENT         AMENDMENT        EXERCISE          REPRICING OR
NAME                 DATE            AMENDED               $                 $           PRICE ($)         AMENDMENT
----                 ----            -------          ---------         ----------       ---------          ---------

David R. Bothwell  04/09/96          11,585           3.63                4.50           3.63              5 years
                   04/09/96          10,000           3.63               10.25           3.63              6 years
                   04/09/96          10,000           3.63                7.00           3.63              9 years
                   04/09/96           5,000           3.63                7.00           3.63              9 years
                   04/09/96          25,000           3.63                6.50           3.63              7 years
                   12/20/96          61,585           1.72                3.63           1.72              9.5 years

M. Russell Leonard 04/09/96          11,000           3.63                4.50           3.63              5 years
                   04/09/96           6,000           3.63               10.25           3.63              6 years
                   04/09/96          10,000           3.63                8.75           3.63              7 years
                   04/09/96           5,000           3.63                7.00           3.63              9 years
                   04/09/96          10,000           3.63                7.63           3.63              9 years
                   04/09/96           5,000           3.63                7.00           3.63              9 years
                   12/20/96          47,000           1.72                3.63           1.72              9.5 years

Richard Lehman     04/09/96           4,500           3.63                4.50           3.63              5 years
                   04/09/96           3,000           3.63                5.25           3.63              5 years
                   04/09/96           5,000           3.63                8.75           3.63              7 years
                   04/09/96           5,000           3.63                6.50           3.63              7 years
                   04/09/96           1,000           3.63                7.00           3.63              9 years
                   12/20/96          18,500           1.72                3.63           1.72              9.5 years
                   12/20/96           8,000           1.72                2.38           1.72              9.7 years


                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

         There is no Compensation Committee or other committee of the Company's Board of Directors performing similar functions. The person who performed the equivalent function in 1997 was Robert Howard, Chairman of the Board under the direction of the Board of Directors. David R. Bothwell, Chief Executive Officer and a director, participated in discussions with Mr. Howard during the past completed fiscal year in his capacity as an executive officer in connection with executive officer compensation.

          BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         There is no Compensation Committee of the Board of Directors or other committee of the Board of Directors performing an equivalent function. As noted above, executive compensation in 1997 was determined by the Company's Chairman, Robert Howard, in consultation with David Bothwell, the Company's Chief Executive Officer. There is no formal compensation policy for either the Chief Executive Officer or the other executive officers of the Company. Executive compensation is based generally on performance and the Company's resources, but not on specific objective criteria.

         Compensation for executive officers consists of a combination of salary and stock options. In 1997 the Company recorded a loss of $832,072 on revenues of $7,874,813 as compared to a loss of $6,060,220 in 1996 on revenues of $11,263,253. During 1997 there were no increases in salaries to executive officers.

         During 1997, Mr. Bothwell's compensation was $83,210 which was a decrease from the $151,303 he received in 1996.

Robert Howard, Chairman       Ivan Gati          Nat Rothenberg
Sheila Horwitz                Harvey Teich

                                PERFORMANCE GRAPH

         The following chart sets forth a line graph comparing the performance of the Company's Common Stock, over the past five years. This graph assumes the investment of $100 on December 31, 1992, in the Company's Common Stock, and compares the performance with the NASDAQ Composite Index and the NASDAQ Computer Manufacturer Index. Measurement points are at December 31 for each respective year.

         On July 13, 1995, the Company's Common Stock ceased trading on the American Stock Exchange and commenced trading on the NASDAQ National Market.


      Those companies which compete with the Company in its principal market, image scanning, are either small subsidiaries or divisions of large United States corporations or are foreign companies which are either not quoted on a stock exchange or for which data is difficult to obtain. For this reason a more generic index of NASDAQ technology stocks has been adopted. The Company pays no dividends. The NASDAQ Composite Index and the NASDAQ Computer Manufacturer Index reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices.

      [INSERT GRAPH HERE]

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the Common Stock owned on February 10, 1998, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each executive officer named in the Summary Compensation Table below, (iii) each director of the Company, and (iv) all current executive officers and directors as a group.


                                       NUMBER OF
                                        SHARES
NAME AND ADDRESS OF                   BENEFICIALLY         PERCENTAGE
BENEFICIAL OWNER(1)                   OWNED (2) (3)         OF CLASS
------------------                    -------------         --------

Robert Howard................         1,516,982 (4)          16.74%
  303 East 57th Street
  New York, New York 10022
W. Scott Parr.................           11,000 (5)           *
David R. Bothwell............            63,585 (6)           *
Sheila Horwitz...............            36,500 (7)           *
Richard Lehman...............            28,500 (8)           *
M. Russell Leonard...........            48,000 (9)           *
Nat Rothenberg...............            33,000 (10)          *
Harvey Teich..................           32,500 (11)          *
Ivan Gati....................            27,500 (12)          *
All current executive officers
and directors  as a  group
(10  persons)................         1,826,567 (4)
                                      through (12)           19.55%

-----------------------------------
* Less than one percent.

(1) The address of Messrs. Parr, Bothwell, Gati, Leonard, Lehman, Rothenberg and Teich, and Ms. Horwitz is 21 Park Avenue, Hudson, New Hampshire 03051.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from February 10, 1998, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner's percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from February 10, 1998, have been exercised.

(3) Unless otherwise noted, the Company believes that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

(4)  Includes 23,000 shares owned by Mr. Howard's wife.

(5)  Includes 5,500 shares owned by Mr. Parr's wife.

6) Includes options to purchase 61,585 shares of the Company's Common Stock at $1.72 per share.

7) Includes options to purchase 10,000 shares of the Company's Common Stock at $1.72 per share, and 12,500 shares at $1.50 per share.

8) Includes 2,000 shares owned by Mr. Lehman's wife. Also includes options to purchase 20,500 of the Company's Common Stock at $1.72 per share.

9) Includes options to purchase 47,000 of the Company's Common Stock at $1,72 per share.

10) Includes options to purchase 20,000 of the Company's Common Stock at $1.72 per share, and 12,500 shares at $1.50 per share.

11) Includes options to purchase 20,000 of the Company's Common Stock at $1.72 per share, and 12,500 shares at $1.50 per share.

12) Includes options to purchase 15,000 of the Company's Common Stock at $1.72 per share, and 12,500 shares at $1.50 per share.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $8,000,000. The Loan Agreement expires January 4, 1999. Such outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made.

         On April 25, 1997, The Company repaid the balance due, including interest, on the Revolving Note and Security Agreement held by Mr. Howard in the amount of $3,775,555. As of December 31, 1997 no moneys were owed and the Company had $8,000,000 available for future borrowings under the Loan Agreement.

         In February 1984, the Company entered into a lease of its Hudson, New Hampshire facility with Mr. Howard, at an annual rent of $78,500, plus taxes and operating expenses. The Company continues to renew this lease each year at the same rent and the current lease term expires on September 30, 1998.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

             a) The following documents are filed as part of this Annual Report on Form 10-K:

                  1.    Financial Statements - See Index on page 29.

                  2. Financial Statement Schedule - See Index on page 29. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange are not required under the related instructions or are not applicable and, therefore, have been omitted.

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

                  4(a) Form of Common Stock Certificate [incorporated by reference to the Registrant's Form 8-A, filed on March 13, 1985].

                  4(b) Form of Indenture dated as of December 1, 1986 between Registrant and Continental Stock Transfer and Trust Company, including Form of Debenture [incorporated by reference to Exhibit 4(c) to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-8971), filed on October 31, 1984].

                  10(a) Lease Agreement between the Registrant and its Chairman with respect to premises located at 21 Park Avenue, Hudson, New Hampshire, dated October 1, 1984, [incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement to Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984].

                  10(b) Form of Lease Renewal between the Registrant and its
                        Chairman with respect to premises located at 21 Park Avenue, Hudson, New Hampshire.

                  10(c) Revolving Loan and Security Agreement, and Convertible
                        Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 (the "Loan Agreement") [incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1987].

                  10(d) Letter Agreement dated February 14, 1997, amending the
                        Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987. [incorporated by reference to Exhibit 10(d) to the Registrant's Report on Form 10-K for the year ended December 31, 1996].

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

                                  HOWTEK, INC.

Date: March 26, 1998

                                 By: /s/ W. Scott Parr
                                     -----------------
                                     W. Scott Parr
                                     President, Chief Executive Officer,
                                     Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date
---------                     -----                         ----
/s/  Robert Howard            Chairman of the
----------------------        Board,  Director              March 26, 1998
Robert Howard

/s/  W. Scott Parr            Chief Executive
----------------------        Officer, Director             March 26, 1998
 W. Scott Parr

/s/  Robert J. Lungo          Vice President, Chief
----------------------        Financial Officer,
Robert J. Lungo               Principal Accounting
                              Officer                       March 26, 1998

/s/  Ivan Gati                Director                      March 26, 1998
----------------------
Ivan Gati

/s/  Sheila Horwitz           Director                      March 26, 1998
----------------------
Sheila Horwitz

/s/  Nat Rothenberg           Director                      March 26, 1998
----------------------
Nat Rothenberg

/s/  Harvey Teich             Director                      March 26, 1998
----------------------
Harvey Teich

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                          Page
                                                                          ----
Report of Independent Certified Public Accountants                         30

Balance Sheets
      As of December 31, 1997 and 1996                                     31

Statements of Operations
      For the years ended December 31, 1997,
      1996 and 1995                                                        32

Statements of Changes in Stockholders' Equity
      For the years ended December 31,
      1997, 1996 and 1995                                                  33

Statements of Cash Flows
      For the years ended December 31, 1997,
      1996 and 1995                                                        34

Notes to Financial Statements                                              35-49

Schedule II - Valuation and Qualifying
      Accounts and Reserves                                                50

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Howtek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of HOWTEK, INC. as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOWTEK, INC. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP


New York, New York
February 20, 1998

                                  HOWTEK, INC.

                                 BALANCE SHEETS

                                                   December 31,      December 31,
                                                      1997               1996
                                                      ----               ----
                               Assets
                               ------

Current assets:
  Cash and equivalents                           $    235,326      $     235,143
  Trade accounts receivable net of
    allowance for doubtful accounts of
    $70,000 in 1997 and $537,748 in 1996
    (note 8)                                        1,475,952          3,469,275
  Inventory (note 1)                                3,515,993          5,762,657
  Prepaid and other                                   105,275            230,815
                                                 ------------      -------------
      Total current assets                          5,332,546          9,697,890
                                                 ------------      -------------

Property and equipment (note 1):
  Equipment                                         2,288,687         10,873,192
  Leasehold improvements                             -                   371,535
  Furniture and fixtures                             -                   185,564
  Motor vehicles                                        6,050              6,050
                                                 ------------      -------------
                                                    2,294,737         11,436,341
  Less accumulated depreciation and
    amortization                                    1,255,317          9,391,369
                                                 ------------      -------------
      Net property and equipment                    1,039,420          2,044,972
                                                 ------------      -------------

Other assets (note 1):
  Software development costs, net                     593,879            941,989
  Debt issuance costs, net                             78,040             98,398
  Patents, net                                         27,409             12,218
                                                 ------------      -------------
      Total other assets                              699,328          1,052,605
                                                 ------------      -------------

      Total assets (note 4)                      $  7,071,294      $  12,795,467
                                                 ============      =============

                Liabilities and Stockholders' Equity
                ------------------------------------

Current liabilities:
  Accounts payable                               $  1,200,871      $   1,969,342
  Accrued interest                                     16,903            689,434
  Accrued expenses                                    322,448            343,677
                                                 ------------      -------------
      Total current liabilities                     1,540,222          3,002,453

Loans payable to related parties (note 4)             -                3,478,604
Convertible subordinated debentures
   (note 5)                                         2,181,000          2,181,000
                                                 ------------      -------------
      Total liabilities                             3,721,222          8,662,057
                                                 ------------      -------------

Commitments and contingencies (notes 4 and 9)

Stockholders' equity  (notes 4, 5 and 6):
  Common stock, $ .01 par value: authorized
    25,000,000 shares; issued 9,128,082 in
    1997 and 9,099,732 shares in 1996;
    outstanding 9,060,206 in 1997
    and 9,031,856 shares in 1996                       91,281             90,997
  Additional paid-in capital                       45,665,122         45,616,672
  Accumulated deficit                             (41,456,067)       (40,623,995)
  Treasury stock at cost (67,876 shares)             (950,264)          (950,264)
                                                 ------------       ------------
      Stockholders' equity                          3,350,072          4,133,410
                                                 ------------       ------------

      Total liabilities and stockholders'
        equity                                   $  7,071,294      $  12,795,467
                                                 ============      =============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF OPERATIONS



                                                               For the Years Ended December 31,
                                                          ---------------------------------------------
                                                            1997             1996             1995

Sales (note 8)                                            $  7,874,813     $ 11,263,253    $ 20,603,654
Cost of sales                                                6,211,496        9,344,455      13,983,819
                                                          ------------     ------------    ------------
Gross margin                                                 1,663,317        1,918,798       6,619,835
                                                          ------------     ------------    ------------
Operating expenses:
  Engineering and product development                        1,401,989        2,353,354       2,788,281
  General and administrative                                 1,716,199        2,357,560       2,651,905
  Marketing and sales                                        1,723,883        2,644,567       3,339,019
  Restructuring charge (note 2)                                -                -             2,662,632
  Unusual charges (note 3)                                   3,394,406          -                -
                                                          ------------     ------------    ------------
      Total operating expenses                               8,236,477        7,355,481      11,441,837
                                                          ------------     ------------    ------------
Loss from operations                                        (6,573,160)      (5,436,683)     (4,822,002)

Interest expense - net (includes $114,649,
    $450,594 and $259,732, respectively,
    to related parties)                                       (258,912)        (623,537)       (433,045)

Income from legal settlement (note 10)                       6,000,000         -                -
                                                          ------------     ------------    ------------
Net loss                                                  $   (832,072)    $ (6,060,220)   $ (5,255,047)
                                                          ============     ============    ============

Net loss per share (notes 1 and 6)
     Basic                                                $      (0.09)    $      (0.76)   $      (0.66)

Weighted average number of shares used in
  computing earnings per share
     Basic                                                   9,038,632        8,022,256       7,934,654

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                           COMMON STOCK
                                 -----------------------------    ADDITIONAL
                                      NUMBER OF                    PAID-IN      ACCUMULATED      TREASURY      STOCKHOLDERS'
                                   SHARES ISSUED    PAR VALUE      CAPITAL        DEFICIT         STOCK           EQUITY
                                 ----------------  -----------   -----------    -----------      --------      -------------

Balance at December 31, 1994          7,985,794      $79,858    $43,760,455   $(29,308,728)     $(950,264)       $13,581,321

Issuance of common stock
  pursuant to incentive stock
  option plan                            36,800          367        205,827              -              -            206,194

Net loss                                      -            -              -     (5,255,047)             -         (5,255,047)
                                      ---------      -------    -----------   ------------      ---------        -----------
Balance at December 31, 1995          8,022,594      $80,225    $43,966,282   $(34,563,775)     $(950,264)       $ 8,532,468
                                      =========      =======    ===========   ============      =========        ===========

                                           COMMON STOCK
                                 -----------------------------    ADDITIONAL
                                      NUMBER OF                    PAID-IN      ACCUMULATED      TREASURY      STOCKHOLDERS'
                                   SHARES ISSUED    PAR VALUE      CAPITAL        DEFICIT         STOCK           EQUITY
                                 ----------------  -----------   -----------    -----------      --------      -------------
Balance at December 31, 1995          8,022,594      $80,225    $43,966,282   $(34,563,775)     $(950,264)       $ 8,532,468

Issuance of common stock
  pursuant to incentive stock
  option plan                            15,000          151         61,011              -              -             61,162

Sale of common stock (note 4 (e))     1,062,138       10,621      1,589,379              -              -          1,600,000

Net loss                                      -            -              -     (6,060,220)             -         (6,060,220)
                                      ---------      -------    -----------   ------------      ---------        -----------
Balance at December 31, 1996          9,099,732      $90,997    $45,616,672   $(40,623,995)     $(950,264)       $ 4,133,410
                                      =========      =======    ===========   ============      =========        ===========

                                           COMMON STOCK
                                 -----------------------------    ADDITIONAL
                                      NUMBER OF                    PAID-IN      ACCUMULATED      TREASURY      STOCKHOLDERS'
                                   SHARES ISSUED    PAR VALUE      CAPITAL        DEFICIT         STOCK           EQUITY
                                 ----------------  -----------   -----------    -----------      --------      -------------
Balance at December 31, 1996          9,099,732      $90,997    $45,616,672   $(40,623,995)     $(950,264)       $4,133,410

Issuance of common stock
 pursuant to incentive stock
 option plan                             28,350          284         48,450                                          48,734

Net loss                                 -              -              -          (832,072)                        (832,072)
                                      ---------      -------    -----------   ------------      ---------        ----------
Balance at December 31, 1997          9,128,082      $91,281    $45,665,122   $(41,456,067)     $(950,264)       $3,350,072
                                      =========      =======    ===========   ============      =========        ==========


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            STATEMENTS OF CASH FLOWS



                                                                For the Years Ended December 31,
                                                        ------------------------------------------------
                                                           1997              1996             1995
                                                           ----              ----             ----
Cash flows from operating activities:
  Net loss                                                $  (832,072)     $(6,060,220)     $(5,255,047)
                                                          -----------      -----------      -----------
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation                                           1,048,865       1,576,133        1,446,044
      Amortization                                             301,360         626,896          524,901
      Restructuring charge                                       -               -            2,662,632
      Asset writedowns and reserve increases (note 3)        3,394,406           -              500,000
   (Increase) decrease:
      Accounts receivable                                    1,243,323       3,004,869        1,376,572
      Inventory                                                496,664       1,078,166       (1,990,443)
      Other current assets                                     125,540          16,775          130,665
    Increase (decrease):
      Accounts payable                                       (768,471)      (1,526,356)        (490,632)
      Accrued interest                                       (672,531)         450,594          238,840
      Accrued expenses                                        (21,229)        (124,953)        (356,568)
                                                          -----------      -----------      -----------
        Total adjustments                                   5,147,927        5,102,124        4,042,011
                                                          -----------      -----------      -----------

      Net cash provided (used) by
        operating activities                                4,315,855         (958,096)      (1,213,036)
                                                          -----------      -----------      -----------

Cash flows from investing activities:
  Patents, software development and other                    (377,995)        (350,674)        (445,106)
  Additions to property and equipment                        (507,807)        (591,896)      (1,201,464)
                                                          -----------      -----------      -----------
      Net cash used by investing activities                  (885,802)        (942,570)      (1,646,570)
                                                          -----------      -----------      -----------

Cash flows from financing activities:
  Issuance of common stock for cash                            48,734        1,661,162          206,194
  Proceeds of loans payable to related parties                    -          1,000,000        2,578,604
  Repayment of loans payable to related parties            (3,478,604)      (1,100,000)            -
                                                          -----------      -----------      -----------
     Net cash provided (used) by financing activities      (3,429,870)       1,561,162        2,784,798
                                                          -----------      -----------      -----------

    Increase (decrease) in cash and equivalents                   183         (339,504)         (74,808)
    Cash and equivalents, beginning of year                   235,143          574,647          649,455
                                                          -----------      -----------      -----------
    Cash and equivalents, end of year                     $   235,326      $   235,143     $    574,647
                                                          ===========      ===========     ============

Supplemental disclosure of cash flow information:
  Interest paid                                           $    983,471     $   196,290     $    218,079
                                                          ============     ===========     ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  NATURE OF OPERATIONS AND USE OF ESTIMATES

      Howtek, Inc. (the "Company") designs, engineers, develops and manufactures digital image scanners, film digitizers and related software for applications in the graphic arts and medical imaging markets. The Company sells its products throughout the world through various distributors, resellers, systems integrator and OEM's. See Note 8 for geographical and major customer information.

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

      (b)  INVENTORY

      Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $2,691,000 and $825,000, respectively, for 1997 and raw material and finished goods of approximately $3,926,000 and $1,837,000, respectively, for 1996.

      (c)  PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and depreciated using the straight-line method for financial reporting purposes (and accelerated methods for income tax purposes) over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years). During 1997 the Company wrote-off test equipment for non-current products with a net book value of $224,610 in the second quarter and $239,885 in the fourth quarter. See Note 3 - Unusual Charges.

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

      (f)  SOFTWARE DEVELOPMENT COSTS

      Software development costs for application software and application software enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86). The Company capitalized $355,465, $350,674, and $445,106 of internally developed and externally purchased software costs during fiscal 1997, 1996 and 1995, respectively. During 1997 the Company wrote-off previously capitalized software development costs for non-current products with a net book value of $272,361 in the second quarter and $157,550 in the fourth quarter. See Note 3 - Unusual Charges.

      The capitalized software balances are presented net of accumulated amortization, which was $50,191, and $1,808,836 at December 31, 1997, and 1996, respectively. Capitalized software costs are amortized using the straight-line method over their estimated economic life, principally 3 years, commencing when each product is available for general release.

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

      (k)  NET  LOSS PER COMMON SHARE

      Net loss per common share has been computed in accordance with Financial Accounting Standards No. 128, "Earnings per Share". See Note 6 - Stockholders' Equity.

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

                                  HOWTEK, INC.

      (n)  LONG-LIVED ASSETS

      Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". No write-downs have been necessary through December 31, 1997 other than disclosed in Note 3 - Unusual Charges.

      (o)  STOCK-BASED COMPENSATION

      The Company has not adopted the optional fair value based method for accounting for stock compensation plans, as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". See Note 6 - Stockholders' Equity.

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

(3)   UNUSUAL CHARGES

      During 1997 the Company recorded unusual charges of $3,394,406 consisting of the following: (i) an inventory reserve of $1,750,000 resulting from management's decision in the second quarter of 1997 to discontinue support of certain products which had reached end of life; (ii) a bad debt reserve of $750,000 prompted by the bankruptcy filing of a major European distributor in the second quarter of 1997; (iii) a write-off of test equipment for non-current products of $224,610 in the second quarter of 1997 and $239,885 in the fourth quarter of 1997; and (iv) a write-off of software development for non-current products in the amount of $272,361 in the second quarter of 1997 and $157,550 in the fourth quarter of 1997.

                                  HOWTEK, INC.

(4)   RELATED PARTY TRANSACTIONS

      (a)  LOAN PAYABLE TO PRINCIPAL STOCKHOLDER

      The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $8,000,000. The Loan agreement expires January 4, 1999. Such outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made.

      As of December 31, 1996 the Company owed Mr. Howard $3,078,604 pursuant to the Loan Agreement. On April 25, 1997, the Company repaid the balance due, including interest, on the Revolving Note and Security Agreement held by Mr. Howard in the amount of $3,775,555. As of December 31, 1997 no moneys were owed and the Company had $8,000,000 available for future borrowings under the Loan Agreement.

      (b)  LOAN PAYABLE TO RELATED PARTY

      On April 4, 1996, the Company borrowed $1,000,000 from Dr. Lawrence Howard, son of the Company's Chairman, Robert Howard, pursuant to a Convertible Promissory Note (the "Note"). The Note matured on January 4, 1998 or, at the option of the holder, upon the earlier closing of a public offering of the Company's securities yielding at least $2 million in net proceeds. Under the terms of the Note the Company agreed to pay interest monthly at the rate of Citibank's prime rate plus two percent. The Note was secured by substantially all of the assets of the Company and allowed the holder the right to convert all or a portion of the principal amount plus accrued interest into the Company's Common Stock at a conversion price of $3.00 per share. The shares issuable upon conversion were subject to certain registration rights.

      As of December 31, 1996, the Company owed Dr. Lawrence Howard $400,000 pursuant to the Note. On April 25, 1997, the Company repaid the balance due, including interest, on the Note held by Dr. Lawrence Howard in the amount of $490,229 and the Note was discharged. As of December 31, 1997 no moneys were owed by the Company on the Note.

                                  HOWTEK, INC.

      (c)  PREMISES LEASE AND OTHER EXPENSES

      The Company conducts its operations in premises owned by Mr. Robert Howard, Chairman of the Board of Directors of the Company, pursuant to a lease which expires September 30, 1998. As of December 31, 1997, future minimum lease payments under this lease was $78,500 for 1998. The Company is required to pay real estate taxes, provide insurance and maintain the premises

      (d)  RELATED PARTY SALES

      During the year ended December 31, 1996 the Company sold equipment and services totaling $53,721 to Presstek, Inc., which Mr. Howard is the Chairman of the Board and a principal stockholder. There were no sales to Presstek in 1997 and 1995.

      In addition, during 1997 the Company made payments of $83,800 to Stewart Hall, Secretary of the Company, in consideration for providing legal services.

      (e)  SALES OF SECURITIES

      On October 15, 1996, the Company sold 243,191 shares of its Common Stock ($.01 per share par value), at $2.056 per share, the estimated fair market value of the unregistered stock, in a private placement pursuant to
      Section 4(2) of the Securities Act of 1933, to Robert Howard.

      On December 13, 1996, the Company sold 403,362 shares of its Common Stock ($.01 per share par value), at $1.4875 per share, the estimated fair market value of the unregistered stock, in a private placement pursuant to
      Section 4(2) of the Securities Act of 1933, to Dr. Lawrence Howard.

      On December 23, 1996, the Company sold 415,585 shares of its Common Stock ($.01 per share par value), at $1.2031 per share, the estimated fair market value of the unregistered stock, in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, to Robert Howard.

                                  HOWTEK, INC.

(5)   CONVERTIBLE SUBORDINATED DEBENTURES

      As of December 31, 1997 and 1996, the Company's outstanding balance on its $8,000,000, 9% Convertible Subordinated Debentures (the "Debentures"), which come due 2001, was $2,181,000. Interest on the Debentures is payable semi-annually on June 1 and December 1. The Debentures are convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events. No Debentures were converted during 1997 or 1996.

(6)  STOCKHOLDERS' EQUITY

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

      FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in FASB Statement 123. The Company estimates the fair value of each options at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: no dividends paid; expected volatility of 40%; risk-free interest rates of 6.7%; and expected lives of 1 year. Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.


                                  1997          1996            1995
                                  ----          ----            ----
          Net loss
            As reported        $ 832,072     $6,060,220       $5,255,047
            Pro forma          $ 938,783     $6,162,428       $5,386,334

          Basic loss per share
            As reported        $  .09        $  .76           $   .66
            Pro forma          $  .10        $  .77           $   .68

                                  HOWTEK, INC.

(6)  STOCKHOLDERS' EQUITY  (continued)

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

(6)  STOCKHOLDERS' EQUITY (continued)

(a)  STOCK OPTIONS  (continued)

     A summary of stock option (incentive and non-qualifying) activity is as follows:

1984 STOCK OPTION PLAN AS AMENDED
---------------------------------


                                                     Exercise       Weighted
                                     Option        price range       average
                                     Shares         per share     exercise price
                                   ---------------------------------------------
Outstanding, January 1, 1995         408,985       $2.75-$14.00      $8.09
Granted                                -0-              -0-           -0-
Exercised                            (29,350)      $3.25-$8.75)      $5.77
Cancelled                           (101,500)      $5.25-$13.88      $9.04
                                   -----------------------------------------
Outstanding, December 31, 1995       278,135       $2.75-$14.00      $8.39
Granted                                -0-              -0-           -0-
Exercised                            (15,000)      $2.75-$5.25       $4.15
Cancelled                           (263,135)      $3.25-$14.00      $8.60
                                   -----------------------------------------
Outstanding, December 31, 1996         -0-              -0-            -0-
Granted                                -0-              -0-            -0-
Exercised                              -0-              -0-            -0-
Cancelled                              -0-              -0-            -0-
                                   -----------------------------------------
Outstanding, December 31, 1997         -0-              -0-            -0-
                                   =========================================

Exercisable at year-end
                    1995             188,885       $2.75-$14.00      $8.39
                    1996               -0-              -0-            -0-
                    1997               -0-              -0-            -0-

Available for future grants
                    1997               -0-


                                   HOWTEK, INC

(6)  STOCKHOLDERS' EQUITY (continued)

(a)  STOCK OPTIONS  (continued)

1993 STOCK OPTION PLAN
----------------------


                                                     Exercise        Weighted
                                     Option        price range       average
                                     Shares         per share     exercise price
                                   -------------------------------------------
Outstanding, January 1, 1995         180,700       $6.50-$8.25       $7.13
Granted                              233,500       $6.75-$7.63       $7.09
Exercised                             (7,450)      $6.63-$8.250)     $7.33
Cancelled                            (81,100)      $6.63-$8.25)      $7.33
                                   -------------------------------------------
Outstanding, December 31, 1995       325,650       $6.63-$8.25       $7.33
Granted                              923,720       $1.72-$3.63       $2.55
Exercised                             -0-              -0-            -0-
Cancelled                           (817,035)      $3.63-$8.25)      $4.94
                                   -------------------------------------------
Outstanding, December 31, 1996       432,335       $1.72-$3.63       $2.55
Granted                              124,000       $1.00-$1.81       $1.44
Exercised                            (28,350)         $1.72          $1.72
Cancelled                            (72,200)      $1.72-$3.6        $2.68
                                   -------------------------------------------
Outstanding, December 31, 1997       455,785       $1.00-$1.81       $1.44
                                   ===========================================


Exercisable at year-end
                    1995              35,150     $6.63-$8.25         $7.33
                    1996              43,200        $3.63            $3.63
                    1997             308,635        $1.72            $1.72


Available for future grants
                    1997            508,415


Weighted-average fair value of options granted during the year is $0.32 per share for 1997, 1996 and 1995.

                                  HOWTEK, INC.

(6)   STOCKHOLDERS' EQUITY  (continued)

(a)  STOCK OPTIONS  (continued)

DIRECTOR INCENTIVE PLAN
-----------------------

                                                     Exercise        Weighted
                                     Option        price range       average
                                     Shares         per share     exercise price
                                   -------------------------------------------
Outstanding, January 1, 1995         80,000          $6.75            $6.75
Granted                               -0-             -0-              -0-
Exercised                             -0-             -0-              -0-
Cancelled                             -0-             -0-              -0-
                                   -------------------------------------------
Outstanding, December 31, 1995       80,000          $6.75            $6.75
Granted                             200,000      $1.72-$4.88          $3.61
Exercised                             -0-             -0-              -0-
Cancelled                          (180,000)     $4.25-$6.75          $5.21
                                   -------------------------------------------
Outstanding, December 31, 1996      100,000          $1.72            $1.72
Granted                               -0-             -0-              -0-
Exercised                             -0-             -0-              -0-
Cancelled                             -0-             -0-              -0-
                                   -------------------------------------------
Outstanding, December 31, 1997      100,000          $1.72            $1.72
                                   ===========================================


Exercisable at year-end
                    1995             80,000          $6.75            $6.75
                    1996              -0-             -0-              -0-
                    1997            100,000          $1.72            $1.72


Available for future grants
                    1997            150,000



The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 1997 is 9.2 years.

                                  HOWTEK, INC.

(6) STOCKHOLDERS' EQUITY  (continued)

(b) EARNINGS PER SHARE

    In the last quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations and the restatement of all prior periods earnings per share amounts. Conversion of the subordinated debentures and assumed exercise of options are not included in the calculation of diluted earnings per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

    The following table summarizes securities that were outstanding as of December 31, 1997 and 1996, but not included in the calculation of diluted net loss per share because such shares are antidilutive:


                                                      December 31,
                                              1997       1996         1995
                                              ----       ----         ----
    Stock options                           555,785     532,335      683,785
    Convertible Subordinated Debentures     114,789     114,789      114,789
    Convertible Revolving Promissory Note     -         495,447      548,780


(7)   INCOME TAXES

      As a result of the 1997, 1996 and 1995 losses, no income tax expense was incurred for these years.

      Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax liabilities (assets) are comprised of the following at December 31:


                                          1997                  1996
                                          ----                  ----
      Inventory (Section 263A)       $   (396,000)         $   (508,000)
      Inventory reserves                  (81,000)             (170,000)
      Receivable reserves                 (24,000)             (183,000)
      Other accruals                      (45,000)              (62,000)
      Tax credits                      (2,282,000)           (2,006,000)
      NOL carryforward                (12,742,000)          (12,335,000)
                                      -----------            ----------
      Gross deferred tax asset       $(15,570,000)         $(15,264,000)
                                     ------------          ------------

                                  HOWTEK, INC.

(7)   INCOME TAXES  (continued)

                                                    1997                1996
                                                    ----                ----
      Accumulated depreciation                     401,000            400,000
                                              ------------       ------------
      Gross deferred tax liabilities               401,000            400,000
                                              ------------       ------------
      Total tax assets                        $(15,169,000)      $(14,864,000)
      Deferred tax assets valuation
        allowance                             $ 15,169,000       $ 14,864,000
                                              ============       ============
      Net deferred tax assets                 $    -0-           $     -0-
                                              ============       ============


         As of December 31, 1997 the Company has net operating loss carryforwards totaling approximately $37,476,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating loss expiration period:


                  Expiration date   Amount of remaining NOL

                        2000              1,100,000
                        2001              5,000,000
                        2002              8,900,000
                        2003              3,300,000
                        2004              4,200,000
                        2005              2,200,000
                        2006              2,200,000
                        2007                300,000
                        2008                600,000
                        2009                100,000
                        2010              4,000,000
                        2011              4,400,000
                        2012              1,176,000

         In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,282,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2012.

                                  HOWTEK, INC.

(8)   SALES INFORMATION

      (a)  GEOGRAPHIC INFORMATION

      The Company's sales are made to U.S. and foreign distributors of computer and related products. Total export sales, which includes sales made to a U.S. based international distributor of computer and related products, were $4,362,000 or 55% of total sales in 1997, $7,275,000 or 65% of total sales in 1996 and $14,090,000 or 69% of total sales in 1995.

      The Company's principal concentration of export sales has been in Europe which accounted for 69% of 1997 export sales, 74% in 1996 and 67% in 1995. The balance of the export sales were into the Far East, Mexico, Central America, and Canada.

      As of December 31, 1997 and 1996 the Company had outstanding receivables of $838,000 and $2,603,000, respectively, from distributors of its products outside of the United States.

      (b)  MAJOR CUSTOMERS

      During the years ended December 31, 1997, 1996 and 1995 the Company had two major customers, one of which operates as a U.S. based international distributor of computer and related products and the other as an OEM. The following represents the comparative sales and accounts receivable:


                            1997             1996            1995
            Sales          Amount  %       Amount   %       Amount   %
            -----          ------  -       ------   -       ------   -
            Customer 1  $1,832,000 23    $1,939,000 17    $7,340,000 36
            Customer 2  $1,388,000 18    $3,313,000 29    $4,179,000 20


            Accounts Receivable
            -------------------

            Customer 1  $  254,000       $  535,000       $1,946,000
            Customer 2  $  201,000       $  536,000       $  826,000

                                  HOWTEK, INC.

(9)   COMMITMENTS AND CONTINGENCIES

      As of December 31, 1997 the Company had two lease obligations for facilities. The lease obligations for 1998 will be approximately $148,800. The Company's principal executive offices and research and development laboratory is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors pursuant to a lease which expires September 30, 1998. The Company leases additional office, manufacturing and warehouse space pursuant to a lease which expires September 12, 1998. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $243,343, $240,967 and $248,969 respectively.

(10)  LEGAL PROCEEDINGS

      HOWTEK, INC. V. TECO ET AL

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

(11)   FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and convertible debentures approximated fair value as of December 31, 1997 and 1996.

                                  HOWTEK, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


               Col. A                  Col. B        Col. C       Col. D           Col. E
---------------------------------------------------------------------------------------------
                                      Balance at   Charged to                      Balance
                                      Beginning     Cost and     Deductions         at end
            Description               of Period     Expenses      Describe         of Period
---------------------------------------------------------------------------------------------
Year End December 31, 1997:
 Allowance for Doubtful Accounts     $ 537,748     $  770,000    $1,237,748(1)    $  70,000
 Inventory Reserve                   $ 500,000     $2,119,467    $2,382,809(2)    $ 236,658


Year End December 31, 1996:
 Allowance for Doubtful Accounts     $ 290,710     $  336,804    $   89,766(1)    $ 537,748
 Inventory Reserve                   $ 490,456     $   12,378    $    2,834(2)    $ 500,000

Year End December 31, 1995:
 Allowance for Doubtful Accounts     $ 130,000     $  200,820    $   40,110(1)    $ 290,710
 Inventory Reserve                   $ 289,463     $3,012,632    $2,811,639(2)    $ 490,456

(1) Represents the net of accounts charged off.
(2) Represents inventory written off and disposed of.