Form 10-Q
period 1998-03-31
HOWTEK INC
filed 1998-05-13
CIK 749660

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________     to ________________

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
                                            ----    ----

     As of the close of business on April 14, 1998 there were 9,060,206 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

  Item 1  Financial Statements

          Balance Sheets as of March 31, 1998
            (unaudited) and December 31, 1997                                 3

          Statements of Operations for the three
            month periods ended March 31, 1998 and
            1997 (unaudited)                                                  4

          Statement of Changes in Stockholders' Equity
            for the three month period ended March 31, 1998
            (unaudited)                                                       5

          Statements of Cash Flows for the three month periods
            ended March 31, 1998 and 1997 (unaudited)                         6

          Notes to Financial Statements (unaudited)                           7


  Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8-11



PART II  OTHER INFORMATION

  Item 1 Legal Proceedings                                                   12

  Item 6 Exhibits and Reports on Form 8-K                                    12


Signatures                                                                   13

                                  HOWTEK, INC.
                                 Balance Sheets

                                                                                              March 31, 1998      December 31, 1997
                                                                                              --------------      -----------------
                                                                                               (unaudited)
                                 Assets
Current assets:
   Cash and equivalents                                                                        $    228,043        $    235,326
   Accounts receivable:
      Trade-net of allowance for doubtful accounts
      of $79,272 in 1998 and $70,000 in 1997                                                        963,769           1,475,952
   Inventory                                                                                      3,448,009           3,515,993
   Prepaid and other                                                                                188,051             105,275
                                                                                               ------------        ------------
      Total current assets                                                                        4,827,872           5,332,546
                                                                                               ------------        ------------

Property and equipment:
   Equipment                                                                                      2,297,519           2,288,687
   Motor vehicles                                                                                     6,050               6,050
                                                                                               ------------        ------------
                                                                                                  2,303,569           2,294,737
   Less accumulated depreciation and amortization                                                 1,361,521           1,255,317
                                                                                               ------------        ------------
      Net property and equipment                                                                    942,048           1,039,420
                                                                                               ------------        ------------

Other assets:
   Software development costs, net                                                                  590,394             593,879
   Debt issuance costs, net                                                                          72,950              78,040
   Patents, net                                                                                      24,952              27,409
                                                                                               ------------        ------------
      Total other assets                                                                            688,296             699,328
                                                                                               ------------        ------------
      Total assets                                                                             $  6,458,216        $  7,071,294
                                                                                               ============        ============

                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                            $  1,198,748        $  1,200,871
   Accrued interest                                                                                  68,342              16,903
   Accrued expenses                                                                                 313,236             322,448
                                                                                               ------------        ------------
      Total current liabilities                                                                   1,580,326           1,540,222

Loan payable to principal stockholders                                                              400,000                --
Convertible subordinated debentures                                                               2,181,000           2,181,000
                                                                                               ------------        ------------
      Total liabilities                                                                           4,161,326           3,721,222
                                                                                               ------------        ------------

Commitments and contingencies

Stockholder's equity:
   Common stock, $.01 par value: authorized
      25,000,000 shares; issued 9,128,082 in 1998
      and 9,128,082 shares in 1997; outstanding
      9,060,206 shares in 1998 and 9,060,206 shares in 1997                                          91,281              91,281
   Additional paid-in-capital                                                                    45,665,122          45,665,122
   Accumulated deficit                                                                          (42,509,249)        (41,456,067)
   Treasury stock at cost (67,876 shares)                                                          (950,264)           (950,264)
                                                                                               ------------        ------------
      Stockholders' equity                                                                        2,296,890           3,350,072
                                                                                               ------------        ------------
      Total liabilities and stockholders' equity                                               $  6,458,216        $  7,071,294
                                                                                               ============        ============


See accompanying notes to financial statements

                                  HOWTEK, INC.
                            Statements of Operations

                                                 Three Months     Three Months
                                                March 31, 1998   March 31, 1997
                                                --------------   --------------
                                                 (unaudited)       (unaudited)

Sales                                            $   954,257      $ 1,430,100
Cost of Sales                                        876,311        1,209,030
                                                 -----------      -----------
Gross Margin                                          77,946          221,070
                                                 -----------      -----------
Operating expenses:
   Engineering and product development               255,179          343,699
   General and administrative                        362,420          494,756
   Marketing and sales                               464,193          344,935
                                                 -----------      -----------
      Total operating expenses                     1,081,792        1,183,390

                                                 -----------      -----------
Loss from operations                              (1,003,846)        (962,320)

Interest expense - net                                49,336          102,820
                                                 -----------      -----------

Net loss                                         $(1,053,182)     $(1,065,140)
                                                 ===========      ===========

Net loss per share
      Basic                                      $     (0.12)     $     (0.12)

Weighted average number of shares used in
   computing earnings per share
      Basic                                        9,060,206        9,031,856



See accompanying notes to financial statements.

                                  HOWTEK, INC.
                  Statement of Changes in Stockholders' Equity


                                        Common Stock
                              ----------------------------------   Additional
                                 Number of                          Paid-in        Accumulated       Treasury       Stockholders'
                               Shares Issued      Par Value         Capital          Deficit           Stock           Equity
                              ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
Balance at December 31, 1997        9,128,082          $91,281      $45,665,122     $(41,456,067)       $(950,264)      $3,350,072

Net loss                                   --               --               --       (1,053,182)              --       (1,053,182)

                              ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
Balance at March 31, 1998           9,128,082          $91,281      $45,665,122     $(42,509,249)       $(950,264)      $2,296,890
                              ================ ================ ================ ================ ================ ================






See accompanying notes to financial statements.

                                  HOWTEK, INC.
                            Statements of Cash Flows



                                                 Three Months     Three Months
                                                March 31, 1998   March 31, 1997
                                                --------------   --------------
                                                 (unaudited)       (unaudited)


Cash flows from operating activities:
   Net income (loss)                               $(1,053,182)  $(1,065,140)
   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Depreciation                                     106,204       295,020
      Amortization                                      55,291       141,736
      (Increase) decrease:
        Accounts receivable                            512,183     1,540,105
        Inventory                                       67,984      (946,430)
        Other current assets                           (82,776)      (97,446)
      Increase (decrease):
        Accounts payable                                (2,123)      227,762
        Accrued expenses                                42,227       131,257
                                                   -----------   -----------
          Total adjustments                            698,990     1,292,004
                                                   -----------   -----------

          Net cash provided by (used for)
          operating activities                        (354,192)      226,864
                                                   -----------   -----------

Cash flows from investing activities:
   Patents, software development and other             (44,259)     (107,501)
   Additions to property and equipment                  (8,832)     (103,380)
                                                   -----------   -----------
      Net cash used for investing activities           (53,091)     (210,881)
                                                   -----------   -----------

Cash flows from financing activities:
   Proceeds of loan payable to
      principal stockholders                           400,000          --
                                                   -----------   -----------
      Net cash provided by financing activities        400,000          --
                                                   -----------   -----------

   Increase (decrease) in cash and equivalents          (7,283)       15,983
   Cash and equivalents, beginning of period           235,326       235,143
                                                   -----------   -----------
   Cash and equivalents, end of period             $   228,043   $   251,126
                                                   ===========   ===========

Supplemental disclosures of cash flow information:
   Interest paid                                   $      --     $      --
                                                   ===========   ===========





See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                 March 31, 1998


(1)  Accounting Policies

          In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Howtek, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.



(2)  Loan Payable to Related Party

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

          As of March 31, 1998, the Company had $8,000,000 available for future borrowings under the Loan Agreement.

          During the first quarter of 1998, the Company borrowed, (i) $200,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $200,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (The "Notes"). Principal on these Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or
     (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this Item 2. and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence of products, competition and other risks detailed in the Company's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


Results of Operations

Current Events

     During the first quarter of 1998, the Company began a series of actions aimed at improved profitability and performance. On January 20, 1998, W. Scott Parr was named President, Chief Executive Officer and Director of the Company. He replaced David R. Bothwell who resigned as President, Chief Executive Officer and a member of the Company's Board of Directors on the same date. On January 27, 1998, M. Russell Leonard resigned as Executive Vice President and Chief Operating Officer of the Company.

     On January 30, 1998, as part of the Company's plan to reduce break-even levels and bring operating expenditures more in line with projected sales levels, the Company significantly reduced the number of its employees. Subsequent to these reductions, the Company had 54 employees, including part-time and temporary workers. The Company also reduced certain operating expenditures and instituted improved budgeting and cost controls. In the future, the Company expects to better utilize its marketing expenses by an increased reliance on direct mail and telemarketing to support its sales efforts, and reduced trade show expenditures. The Company is also evaluating opportunities to outsource appropriate portions of the assembly and manufacturing process, focusing internal efforts on final assembly, testing and quality assurance.

     As part of its efforts to address declining sales levels, the Company has developed an operating plan which it believes will allow it to operate profitably at lower revenue levels than previous recent operating plans. The current operating plan includes identification of new scanner and related products which the Company believes it can secure and offer to its traditional graphic arts customer base. Management believes such products, which it anticipates would be offered under the Company's brand, will complement the results of the Company's own research and product development efforts and, therefore, should contribute to revenues. In addition, on April 6, 1998, the Company reduced prices on its Scanmaster(TM) 2500 flatbed scanner with a view to improving the competitive position of this product.

     Moreover, during the first quarter the Company took steps aimed at improving and broadening domestic sales channels which it believes establishes a basis for possible improved sales in subsequent quarters. The Company introduced an updated version of Trident, the graphic arts software used with Howtek scanners to manage color image capture and color separation tasks. Together with one of the Company's resellers, the Company introduced the Digital PhotoLab version of its drum scanner product, tailored to the requirements of the digital photographic and photo-finishing markets. The Company is currently seeking additional products to offer into the graphic arts and photographic markets.

     The Company also took action to improve performance in the market for its X-ray film digitizers. Based on experience with its earlier medical digitizing products, the Company replaced a batch-fed film digitizer with two new, lower priced products. The new MultiRAD(TM) 850 offers superior 8K (or 584 dots per inch) resolution and a 50 film batch feeder, and the new MultiRAD 450 offers a lower 4K (or 292 dots per inch) resolution (competitive with current industry standards), the same 50 film batch feeder and an introductory price which management believes compares favorably with the price of alternative competitive products. Initial response from the Company's resellers has been positive.


Quarter Ended March 31, 1998 compared to Quarter Ended March 31, 1997

     Sales for the three months ended March 31, 1998 were $954,257, a decrease of $475,843 or 33% from the comparable period in 1997. The Company attributes the decrease in sales primarily to increased competition for drum scanners from high-end flatbed scanners, the maturing of its Scanmaster 2500 product and the economic crisis in Asia. During the quarter the Company had sales of its new medical products. Also, in conjunction with one of its resellers, the first sales were made of products distinguished for photographic applications, Digital PhotoLab, a color management and separation application developed by a third party.

     Gross margin for the three month period ended March 31, 1998 decreased to 8% from 15% in the comparable period in 1997. Gross margins were adversely effected by low sales and production levels. This obscures a trend toward products, including the Company's medical film digitizers, which carry comparatively higher gross profit margin than certain of the Company's graphic arts products. Management believes margins should improve with increased sales volume and as a result of its decision to seek to increase sales of higher margin medical products.

     Engineering and product development costs for the three month period ended March 31, 1998 decreased 26% from $343,699 (or 24% of sales) in 1997 to $255,179
(or 27% of sales) in 1998. The decrease results primarily from planned reductions in manpower and anticipated depreciation expense.

     General and administrative expenses in the three month period ended March 31, 1998 decreased 27% from $494,756 (or 35% of sales) in 1997 to $362,420 (or
38% of sales) in 1998. The decrease results primarily from the reduction in legal fees in connection with a lawsuit against a former contract manufacturer.

     Marketing and sales expenses in the three month period ended March 31, 1998 increased 35% from $344,935 (24% of sales) in 1997 to $464,193 (49% of sales) in 1998. This is attributable to increases in salaries, commissions, advertising and travel expenses. In the first quarter of 1998, the Company invested more heavily in marketing and sales efforts than in the same period in 1997. The increase in marketing and sales expenses included the addition of both a Vice President of Sales and a Vice President of Marketing, as well as an increase in commissions to the Company's new manufacturers sales representatives, and costs related to a more aggressive advertising program.

     Net interest expense for the three month period ended March 31, 1998 was $49,336 compared to $102,820 for the comparable period in 1997. The decrease resulted from the repayment of the notes payable, including interest, of $4,265,784 on April 25, 1997 to Mr. Robert Howard, its Chairman and principal stockholder and Dr. Lawrence Howard, the Chairman's son.

     As a result of the foregoing, the Company recorded a net loss of $1,053,182 for the three month period ended March 31, 1998, as compared to a net loss of $1,065,140 from the same period in 1997.

Liquidity and Capital Resources

     At March 31, 1998 the Company had current assets of $4,827,872, current liabilities of $1,580,326 and working capital of $3,247,546. The ratio of current assets to current liabilities was 3.1:1

     Accounts receivable decreased by $512,183 during the first three months of 1998. This decrease is due primarily to the effect of aggressive collections and reduced sales in the first three months of 1998.

     During the first quarter of 1998, the Company borrowed, (i) $200,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $200,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (The "Notes"). Principal on these Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company.

     The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1998 and the line of credit available under the Revolving Loan Agreement with its Chairman, of which $8,000,000 was available as of March 31, 1998.

     Effective February 23, 1998, the Nasdaq Stock Market adopted New Listing and Continued Listing requirements for companies listed on the Nasdaq National Market and Nasdaq SmallCap Market. As a result of these new requirements the Company has applied for modification in its Nasdaq listing, to the Nasdaq SmallCap Market. The Company believes that it qualifies for listing on the SmallCap Market under the new standards. There cannot be assurance that the Company will obtain listing on the Nasdaq SmallCap Market.


Impact of the Year 2000

     Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications to manage and monitor its accounting and administrative functions. Failure of the Company's software could have a material adverse impact on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. The Company is currently assessing alternative manufacturing and financial control systems including an upgrade to its current system.

PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     10.1 Secured Demand Note and Security Agreement between the Company and Mr. Robert Howard dated March 5, 1998.

     10.2 Secured Demand Note and Security Agreement between the Company and Lawrence A. Howard dated March 5, 1998.

     10.3 Secured Demand Note and Security Agreement between the Company and Mr. Robert Howard dated March 14, 1998.

     10.4 Secured Demand Note and Security Agreement between the Company and Lawrence A. Howard dated March 27, 1998.


     27 Financial Data Schedule


     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Howtek, Inc.
                                                       (Company)



Date: May 13, 1998                           By: /s/   W. Scott Parr
                                             ----------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director


Date: May 13, 1998                           By: /s/   Robert J. Lungo
                                             ----------------------------------
                                             Robert J. Lungo
                                             Vice President Finance,
                                             Chief Financial Officer