Form 10-Q
period 1998-06-30
HOWTEK INC
filed 1998-08-14
CIK 749660

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-9341

                                  HOWTEK, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                02-0377419
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

 21 Park Avenue, Hudson, New Hampshire                    03051
(Address of principal executive offices)                (Zip Code)

                                 (603) 882-5200
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES __X__ NO_____.

     As of the close of business on August 10, 1998 there were 10,760,206 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                          PAGE
PART I    FINANCIAL INFORMATION

  Item 1  Financial Statements

          Balance Sheets as of June 30, 1998
            (unaudited) and December 31, 1997                               3

          Statements  of  Operations  for the three
            month periods ended June 30, 1998 and
            1997 (unaudited) and for the six month
            periods ended June 30, 1998 and 1997
            (unaudited)                                                     4

          Statement of Changes in Stockholders' Equity
            for the six month period ended June 30, 1998
            (unaudited)                                                     5

          Statements of Cash Flows for the six month periods
            ended June 30, 1998 and 1997 (unaudited)                        6

          Notes to Financial Statements (unaudited)                         7


  Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8-11


PART II   OTHER INFORMATION

  Item 1  Legal Proceedings                                                 12

  Item 2  Changes in Securities                                             12

  Item 6  Exhibits and Reports on Form 8-K                                  12


Signatures                                                                  13

                                  HOWTEK, INC.

                                 Balance Sheets

                                                         June 30, 1998    December 31, 1997
                                                         ------------       ------------
                     Assets                              (unaudited)
Current assets:
  Cash and equivalents                                   $    634,768       $    235,326
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $89,806 in 1998 and $70,000 in 1997                   961,371          1,475,952
  Inventory                                                 3,263,405          3,515,993
  Prepaid and other                                           165,558            105,275
                                                         ------------       ------------
      Total current assets                                  5,025,102          5,332,546
                                                         ------------       ------------
Property and equipment:
  Equipment                                                 2,359,239          2,288,687
  Leasehold improvements                                       26,377               --
  Motor vehicles                                                6,050              6,050
                                                         ------------       ------------
                                                            2,391,666          2,294,737
  Less accumulated depreciation and amortization            1,470,028          1,255,317
                                                         ------------       ------------
      Net property and equipment                              921,638          1,039,420
                                                         ------------       ------------
Other assets:
  Software development costs, net                             584,424            593,879
  Debt issuance costs, net                                     67,860             78,040
  Patents, net                                                 22,495             27,409
                                                         ------------       ------------
      Total other assets                                      674,779            699,328
                                                         ------------       ------------
      Total assets                                       $  6,621,519       $  7,071,294
                                                         ============       ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                       $    948,997       $  1,200,871
  Accrued interest                                             16,358             16,903
  Accrued expenses                                            287,724            322,448
                                                         ------------       ------------
      Total current liabilities                             1,253,079          1,540,222

Convertible subordinated debentures                         2,181,000          2,181,000
                                                         ------------       ------------
      Total liabilities                                     3,434,079          3,721,222
                                                         ------------       ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 10,828,082 in 1998
    and 9,128,082 shares in 1997; outstanding
    10,760,206 in 1998 and 9,060,206 shares in 1997           108,281             91,281
  Additional paid-in capital                               47,357,588         45,665,122
  Accumulated deficit                                     (43,328,165)       (41,456,067)
  Treasury stock at cost (67,876 shares)                     (950,264)          (950,264)
                                                         ------------       ------------
      Stockholders' equity                                  3,187,440          3,350,072
                                                         ------------       ------------
      Total liabilities and stockholders' equity         $  6,621,519       $  7,071,294
                                                         ============       ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                     Three Months                        Six Months
                                                       June 30,                           June 30,
                                            -----------------------------       -----------------------------
                                                1998              1997             1998               1997
                                            -----------       -----------       -----------       -----------
                                                     (unaudited)                         (unaudited)
Sales                                       $ 1,171,625       $ 2,015,307       $ 2,125,882       $ 3,445,407
Cost of Sales                                 1,017,521         1,381,122         1,893,832         2,590,152
                                            -----------       -----------       -----------       -----------
Gross Margin                                    154,104           634,185           232,050           855,255
                                            -----------       -----------       -----------       -----------
Operating expenses:
  Engineering and product development           254,186           350,019           509,365           693,718
  General and administrative                    327,198           443,105           689,618           937,861
  Marketing and sales                           336,963           473,188           801,156           818,123
  Unusual charges                                  --           2,996,971              --           2,996,971
                                            -----------       -----------       -----------       -----------
      Total operating expenses                  918,347         4,263,283         2,000,139         5,446,673
                                            -----------       -----------       -----------       -----------
Loss from operations                           (764,243)       (3,629,098)       (1,768,089)       (4,591,418)

Interest expense - net                           54,673            65,526           104,009           168,346

Income from legal settlement                       --          (6,000,000)             --          (6,000,000)
                                            -----------       -----------       -----------       -----------

Income (loss) before tax provision             (818,916)        2,305,376        (1,872,098)        1,240,236

Provision for income taxes                         --             120,000              --             120,000
                                            -----------       -----------       -----------       -----------

Net income (loss)                           $  (818,916)      $ 2,185,376       $(1,872,098)      $ 1,120,236
                                            ===========       ===========       ===========       ===========

Net income (loss) per share
     Basic                                  $     (0.08)      $      0.24       $     (0.20)      $      0.12

Weighted average number of shares used
  in computing earnings per share
     Basic                                    9,961,305         9,031,856         9,513,245         9,031,856

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                  Statement of Changes in Stockholders' Equity

                                        Common Stock
                               ---------------------------    Additional
                                 Number of                      Paid-in      Accumulated      Treasury      Stockholders'
                               Shares Issued    Par Value       Capital        Deficit         Stock           Equity
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1997      9,128,082   $     91,281   $ 45,665,122   $(41,456,067)   $   (950,264)   $  3,350,072

Issuance of common stock          1,700,000         17,000      1,692,466                                      1,709,466
  for cash

Net loss                               --             --             --       (1,872,098)           --        (1,872,098)
                               ------------   ------------   ------------   ------------    ------------    ------------

Balance at June 30, 1998         10,828,082   $    108,281   $ 47,357,588   $(43,328,165)   $   (950,264)   $  3,187,440
                               ============   ============   ============   ============    ============    ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                        Six Months        Six Months
                                                      June 30, 1998     June 30, 1997
                                                      -------------     -------------
                                                       (unaudited)       (unaudited)
Cash flows from operating activities:
  Net income (loss)                                    $(1,872,098)      $ 1,120,236
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                             214,711           535,071
  Amortization                                             110,582           212,858
  Asset writedown and reserve increases                       --           2,996,971
 (Increase) decrease:
    Accounts receivable                                    514,581         1,179,876
    Inventory                                              252,588          (692,174)
    Other current assets                                   (60,283)          (52,397)
  Increase (decrease):
    Accounts payable                                      (251,874)       (1,307,899)
    Accrued expenses                                       (35,269)          150,544
                                                       -----------       -----------
      Total adjustments                                    745,036         3,022,850
                                                       -----------       -----------
      Net cash provided by (used for)
       operating activities                             (1,127,062)        4,143,086
                                                       -----------       -----------

Cash flows from investing activities:
  Patents, software development and other                  (86,033)         (193,310)
  Additions to property and equipment                      (96,929)         (330,620)
                                                       -----------       -----------
      Net cash used for investing activities              (182,962)         (523,930)
                                                       -----------       -----------

Cash flows from financing activities:
  Issuance of common stock for cash                      1,709,466              --
  Proceeds (repayment) of loan from principal
   stockholder                                                --          (3,478,604)
                                                       -----------       -----------
      Net cash provided by financing activities          1,709,466        (3,478,604)
                                                       -----------       -----------

    Increase (decrease) in cash and equivalents            399,442           140,552
    Cash and equivalents, beginning of period              235,326           235,143
                                                       -----------       -----------
    Cash and equivalents, end of period                $   634,768       $   375,695
                                                       ===========       ===========
Supplemental disclosure of cash flow information:
  Interest paid                                        $   107,611       $   885,326
                                                       ===========       ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                  June 30, 1998


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

          As of June 30, 1998, the Company had $8,000,000 available for future borrowings under the Loan Agreement.

          During the first five months of 1998, the Company borrowed, (i) $400,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $300,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (the "Notes"). Principal on these Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law.

          In May 1998, the Company consummated an agreement with Mr. Robert Howard and Dr. Lawrence Howard to convert the Notes into shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock"). The conversions of the Notes were on the same terms as the Company's $1,000,000 private offering of Common Stock to an unaffiliated individual, which was also consummated in May 1998.

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

Results of Operations

Current Events

     In January 1998 the Company commenced a reorganization of its management and business. The Company developed a three-point plan to improve business and financial performance. The Company's three point plan is to (1) reduce breakeven; (2) accelerate the sale of the Company's new MultiRad medical film scanners; and (3) enhance graphic arts scanner products. Through May 1998, $1.7 million in additional capital was obtained by the Company to support its revised operating plan.

     Since January 1998 the Company has significantly reduced its overhead, while maintaining its investment in product development and engineering. The number of employees has been reduced from 71 in January to 42 in July. Payroll expense has been reduced 37%. Facilities consolidation in May 1998 contributed to a 44% reduction in fixed expenses. Other expenses have been reduced 26% since January. The Company has also begun to outsource functions including training, software support, selected manufacturing, components, accessory manufacture and documentation.

     The Company has taken steps designed to accelerate medical product sales growth by reducing prices and concentrating on OEM and system integrator sales channels. The Company believes that it is well positioned to take advantage of growth in medical technologies. Progress is also being made in enhancement of the Company's traditional graphic arts product line. The Company's line of drum scanner products will be updated over the next two quarters to offer increased scanning speed and resolution. The Company has also announced plans to acquire one or more flatbed scanner products from other manufacturers, to re-market under the Howtek brand.

     The Company has recently entered into its first OEM agreement with Imacon ApS of Copenhagen, Denmark to market a CCD scanner. The Company is expected to release this product during a fall trade show.

     In May the Company released a new version of its Trident scanning, color management and color separation software which the Company believes provides a competitive benefit and distinction for the Company's graphic arts scanner products. Among other benefits, the Company's Trident software operates under Windows NT as well as the Macintosh computer environment typically associated with graphic arts users in the United States.

Quarter Ended June 30, 1998 compared to Quarter Ended June 30, 1997

     Sales for the three months ended June 30, 1998 were $1,171,625, a decrease of $843,682 or 42% from the comparable period in 1997. Sales for the six months ended June 30, 1998 were $2,125,882, a decrease of $1,319,525 or 38% from the comparable period in 1997. The Company attributes the decrease in sales primarily to increased competition for drum scanners from high-end flatbed scanners, the maturing of its Scanmaster 2500 product and the economic crisis in Asia. OEM sales of the Company's graphic arts products were significantly impacted by a reduction in purchases from a major European customer. The Company is currently working with that customer to improve sales.

     Gross margin for the three and six month periods ended June 30, 1998 decreased to 13% and 11%, respectively, from 31% and 25%, respectively, in the comparable periods in 1997. Gross margins were adversely effected by reductions in sales. Since indirect production costs are comparatively fixed, margins are disproportionately reduced at lower sales volumes. The Company is seeking to reverse this trend by increasing sales, better managing indirect production costs, and emphasizing sales of products with higher gross profit margins.

     Engineering and product development costs for the three month period ended June 30, 1998 decreased 27% from $350,019 (or 17% of sales) in 1997 to $254,186
(or 22% of sales) in 1998. Engineering and product development costs for the six month period ended June 30, 1998 decreased 27% from $693,718 (or 20% of sales) in 1997 to $509,365 (or 24% of sales). The overall decrease in engineering and product development costs results primarily from planned reductions in manpower and anticipated depreciation expense.

     General and administrative expenses in the three month period ended June 30, 1998 decreased 26% from $443,105 (or 22% of sales) in 1997 to $327,198 (or
28% of sales) in 1998. General and administrative expenses in the six month period ended June 30, 1998 decrease 26% from $937,861 (or 27% of sales) in 1997 to $689,618 (or 32% of sales) in 1998. The decrease results primarily from the reduction in personnel, salaries, and legal fees in connection with a lawsuit against a former contract manufacturer.

     Marketing and sales expenses in the three month period ended June 30, 1998 decreased 29% from $473,188 (or 23% of sales) in 1997 to $336,963 (or 29% of sales) in 1998. Marketing and sales expenses in the six month period ended June 30, 1998 decreased slightly from $818,123 (or 24% of sales) to $801,156 (or 38% or sales). The decrease results primarily from a reduction in trade show expenses. The Company made a decision to delay its investments in trade shows until later in the year when it would be prepared to introduce its new product lines to the marketplace.

     Net interest expense for the three and six month periods ended June 30, 1998 was $54,673 and $104,009, respectively, compared to $65,526 and $168,346, respectively, for the comparable period in 1997. The decrease resulted from the repayment of the notes payable, including interest, of $4,265,784 on April 25, 1997 to Mr. Robert Howard, its Chairman and principal stockholder and Dr. Lawrence Howard, the Chairman's son.

     In comparing the Company's performance to that for the quarter ended June 30, 1997 a $6,000,000 legal settlement granted to Howtek in April, 1997, coupled with $2,996,971 in unusual charges taken during the second quarter of 1997, makes comparison difficult. After giving effect to extraordinary income and unusual charges, Howtek earned $2,185,376 or $0.24 per share for the quarter ended June 30, 1997 on sales of $2,015,307 compared to net loss of $818,916 or $0.08 per share for the quarter ended June 30, 1998 on sales of $1,171,625.

Liquidity and Capital Resources

     At June 30, 1998 the Company had current assets of $5,025,102, current liabilities of $1,253,079 and working capital of $3,772,023. The ratio of current assets to current liabilities was 4:1.

     Accounts receivable decreased by $514,581 during the first six months of 1998. This decrease is due primarily to the effect of aggressive collections and reduced sales in the first six months of 1998.

     During the first five months of 1998, the Company borrowed, (i) $400,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $300,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (The "Notes"). Principal on these Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law.

     In May 1998, the Company consummated an agreement with Mr. Robert Howard and Dr. Lawrence Howard to convert the Notes into shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock").

     Also, in May 1998, the Company consummated a private offering of 1,000,000 shares of Common Stock, to an unaffiliated individual, for gross proceeds of $1,000,000.

     The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1998 and the line of credit available under the Revolving Loan Agreement with its Chairman, of which $8,000,000 was available as of June 30, 1998.

     Effective February 23, 1998, the Nasdaq Stock Market adopted New Listing and Continued Listing requirements for companies listed on the Nasdaq National Market and Nasdaq SmallCap Market. As a result of these new requirements the Company applied for modification in its Nasdaq listing, to the Nasdaq SmallCap Market. On July 16, 1998 the Company transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market.

Impact of the Year 2000

     Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications to manage and monitor its accounting and administrative functions. Failure of the Company's software could have a material, adverse impact on the its business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. The Company is currently assessing alternative manufacturing and financial control systems, and expects to correct and revise the system prior to it becoming an issue. The Company's products are not date aware and do not present a year 2000 problem to its customers.

PART II  OTHER INFORMATION

Item 2.  Changes in Securities

     (c) During the quarter ended June 30,1998 the Company issued 400,000 and 300,000 shares of restricted Common Stock, respectively, to Mr. Robert Howard, the Chairman of the Board, and Dr. Lawrence Howard, the son of the Chairman of the Board, in connection with the conversion of indebtedness of $400,000 and $300,000, respectively. The Company also sold 1,000,000 shares of restricted Common Stock to an individual investor for $1,000,000. The shares issued to Mr. Robert Howard and Dr. Lawrence Howard were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act of 1933 (the "Act"). The 1,000,000 shares issued to the individual investor were issued in reliance upon the private offering exemption from registration provided by
Section 4 (2) of the Act.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Secured Demand Note and Security Agreement between the Company and Mr. Robert Howard dated April 15, 1998.

     10.2 Secured Demand Note and Security Agreement between the Company and Lawrence A. Howard dated April 28, 1998.

     10.3 Secured Demand Note and Security Agreement between the Company and Mr. Robert Howard dated May 11, 1998.

     27 Financial Data Schedule

     (b) On June 16, 1998 the Company filed a Report on Form 8-K under Item 5 Other Events, with the Securities and Exchange Commission. The Report disclosed the agreement with Mr. Robert Howard, the Chairman of the Board, and Dr. Lawrence Howard, the son of the Chairman of the Board, to convert Company indebtedness of $400,000 and $300,000, respectively, into shares of restricted Common Stock, par value $.01 per share. The Report also disclosed the private offering of 1,000,000 share of Common Stock for gross proceeds of $1,000,000.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        Howtek, Inc.
                                             ----------------------------------
                                                          (Company)


Date: August  14, 1998                  By:  /s/  W. Scott Parr
                                             ----------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director


Date: August 14, 1998                   By:   /s/ Robert J. Lungo
                                             ----------------------------------
                                             Robert J. Lungo
                                             Vice President Finance,
                                             Chief Financial Officer