Form 10-Q
period 1998-09-30
HOWTEK INC
filed 1998-11-13
CIK 749660

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES _X_ NO___.

     As of the close of business on October 28, 1998 there were 10,760,206 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

 Item 1  Financial Statements

         Balance Sheets as of September 30, 1998
         (unaudited) and December 31, 1997                                     3

         Statements of Operations for the three month periods ended September 30, 1998 and 1997
         (unaudited) and for the nine month periods ended
         September 30, 1998 and 1997 (unaudited) 4

         Statement of Changes in Stockholders' Equity
         for the nine month period ended September 30, 1998
         (unaudited)                                                           5

         Statements of Cash Flows for the nine month periods
         ended September 30, 1998 and 1997 (unaudited)                         6

         Notes to Financial Statements (unaudited)                           7-8


 Item 2  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9-13


PART II  OTHER INFORMATION

 Item 5  Other Information                                                    14

 Item 6  Exhibits and Reports on Form 8-K                                     14


Signatures                                                                    15

                        HOWTEK, INC.

                       Balance Sheets

                                                                September 30, 1998         December 31, 1997
                                                                ------------------         -----------------
                                                                    (unaudited)
                        Assets
Current assets:
  Cash and equivalents                                             $    229,986              $    235,326
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $32,933 in 1998 and $70,000 in 1997                           1,128,983                 1,475,952
  Inventory                                                           3,208,656                 3,515,993
  Prepaid and other                                                     133,443                   105,275
                                                                   ------------              ------------
      Total current assets                                            4,701,068                 5,332,546
                                                                   ------------              ------------

Property and equipment:
  Equipment                                                           2,467,140                 2,288,687
  Leasehold improvements                                                 27,827                      --
  Motor vehicles                                                          6,050                     6,050
                                                                   ------------              ------------
                                                                      2,501,017                 2,294,737
  Less accumulated depreciation and amortization                      1,587,008                 1,255,317
                                                                   ------------              ------------
      Net property and equipment                                        914,009                 1,039,420
                                                                   ------------              ------------

Other assets:
  Software development costs, net                                       608,521                   593,879
  Debt issuance costs, net                                               62,771                    78,040
  Patents, net                                                           20,038                    27,409
                                                                   ------------              ------------
      Total other assets                                                691,330                   699,328
                                                                   ------------              ------------

      Total assets                                                 $  6,306,407              $  7,071,294
                                                                   ============              ============

         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                 $    944,647              $  1,200,871
  Accrued interest                                                       70,078                    16,903
  Accrued expenses                                                      434,799                   322,448
                                                                   ------------              ------------
      Total current liabilities                                       1,449,524                 1,540,222

Loan payable to principal stockholder                                   300,000                      --
Convertible subordinated debentures                                   2,181,000                 2,181,000
                                                                   ------------              ------------
      Total liabilities                                               3,930,524                 3,721,222
                                                                   ------------              ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value: authorized
    25,000,000 shares; issued 10,828,082 in 1998
    and 9,128,082 shares in 1997; outstanding
    10,760,206 in 1998 and 9,060,206 shares in 1997                     108,281                    91,281
  Additional paid-in capital                                         47,357,588                45,665,122
  Accumulated deficit                                               (44,139,722)              (41,456,067)
  Treasury stock at cost (67,876 shares)                               (950,264)                 (950,264)
                                                                   ------------              ------------
      Stockholders' equity                                            2,375,883                 3,350,072
                                                                   ------------              ------------

      Total liabilities and stockholders' equity                   $  6,306,407              $  7,071,294
                                                                   ============              ============


See accompanying notes to financial statements.

                        HOWTEK, INC.

                  Statements of Operations

                                                                    Three Months                              Nine Months
                                                                    September 30,                             September 30,
                                                           --------------------------------        --------------------------------
                                                               1998                1997                1998                 1997
                                                                     (unaudited)                             (unaudited)
Sales                                                      $  1,231,519        $  2,371,615        $  3,357,401        $  5,817,022
Cost of Sales                                                   929,690           1,784,195           2,823,522           4,374,347
                                                           ------------        ------------        ------------        ------------
Gross Margin                                                    301,829             587,420             533,879           1,442,675
                                                           ------------        ------------        ------------        ------------
Operating expenses:
  Engineering and product development                           299,442             361,298             808,807           1,055,016
  General and administrative                                    316,279             372,158           1,005,897           1,310,019
  Marketing and sales                                           450,496             410,752           1,251,652           1,228,875
  Unusual charges (note 4)                                         --                  --                  --             2,996,971
                                                           ------------        ------------        ------------        ------------
      Total operating expenses                                1,066,217           1,144,208           3,066,356           6,590,881
                                                           ------------        ------------        ------------        ------------
Loss from operations                                           (764,388)           (556,788)         (2,532,477)         (5,148,206)
                                                           ------------        ------------        ------------        ------------

Interest expense - net                                           47,169              46,642             151,178             214,988

Income from legal settlement (note 2)                              --                  --                  --            (6,000,000)
                                                           ------------        ------------        ------------        ------------

Income (loss) before tax provision                             (811,557)           (603,430)         (2,683,655)            636,806

Provision for income taxes                                         --                  --                  --               120,000
                                                           ------------        ------------        ------------        ------------

Net income (loss)                                          $   (811,557)       $   (603,430)       $ (2,683,655)       $    516,806
                                                           ============        ============        ============        ============

Net income (loss) per share                                $      (0.08)       $      (0.07)       $      (0.27)       $       0.06

Weighted average number of shares used
  in computing earnings per share                            10,760,206           9,033,994           9,933,466           9,032,576


See accompanying notes to financial statements.

                        HOWTEK, INC.

        Statement of Changes in Stockholders' Equity

                                                  Common Stock
                                          ---------------------------    Additional
                                            Number of                      Paid-in      Accumulated      Treasury      Stockholders'
                                          Shares Issued    Par Value       Capital        Deficit          Stock          Equity
                                          -------------  ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1997                 9,128,082   $     91,281   $ 45,665,122   $(41,456,067)   $   (950,264)   $  3,350,072

Issuance of common stock for cash            1,700,000         17,000      1,692,466                                      1,709,466


Net loss                                          --             --             --       (2,683,655)           --        (2,683,655)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance at September 30, 1998               10,828,082   $    108,281   $ 47,357,588   $(44,139,722)   $   (950,264)   $  2,375,883
                                          ============   ============   ============   ============    ============    ============


See accompanying notes to financial statements.

                        HOWTEK, INC.

                  Statements of Cash Flows

                                                                    Nine Months              Nine Months
                                                                September 30, 1998        September 30, 1997
                                                                ------------------        ------------------
                                                                   (unaudited)               (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                $(2,683,655)              $   516,806
                                                                   -----------               -----------
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                                         331,691                   787,044
  Amortization                                                         165,873                   288,595
  Asset writedown and reserve increases (note 4)                          --                   2,996,971
 (Increase) decrease:
    Accounts receivable                                                346,969                   935,791
    Inventory                                                          307,337                  (398,387)
    Other current assets                                               (28,168)                  (14,243)
  Increase (decrease):
    Accounts payable                                                  (256,224)               (1,209,468)
    Accrued expenses                                                   165,526                   243,270
                                                                   -----------               -----------
      Total adjustments                                              1,033,004                 3,629,573
                                                                   -----------               -----------

      Net cash provided by (used for)
       operating activities                                         (1,650,651)                4,146,379
                                                                   -----------               -----------

Cash flows from investing activities:
  Patents, software development and other                             (157,875)                 (281,706)
  Additions to property and equipment                                 (206,280)                 (405,070)
                                                                   -----------               -----------
      Net cash used for investing activities                          (364,155)                 (686,776)
                                                                   -----------               -----------

Cash flows from financing activities:
  Issuance of common stock for cash                                  1,709,466                    37,560
  Proceeds (repayment) of loan from principal
   stockholder (note 3)                                                300,000                (3,478,604)
                                                                   -----------               -----------
      Net cash provided by financing activities                      2,009,466                (3,441,044)
                                                                   -----------               -----------

    Increase (decrease) in cash and equivalents                         (5,340)                   18,559
    Cash and equivalents, beginning of period                          235,326                   235,143
                                                                   -----------               -----------
    Cash and equivalents, end of period                            $   229,986               $   253,702
                                                                   ===========               ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                    $   107,611               $   885,326
                                                                   ===========               ===========


See accompanying notes to financial statements.

                        HOWTEK, INC.

                Notes to Financial Statements

                     September 30, 1998


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

          As of September 30, 1998, the Company had $8,000,000 available for future borrowings under the Loan Agreement.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                               September 30, 1998


(3)  Loan Payable to Related Party (continued)

          During the first five months of 1998, the Company borrowed, (i) $400,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $300,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (the "Notes"). Principal on these Notes were due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law.

          In May 1998, the Company consummated an agreement with Mr. Robert Howard and Dr. Lawrence Howard to convert the Notes into an aggregate of 700,000 shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock"). The conversions of the Notes were made on the same per share price as the Company's $1,000,000 private offering of Common Stock to an unaffiliated individual, which was also consummated in May 1998.

          During the third quarter of 1998, the Company borrowed, (i) $200,000 from Mr. Robert Howard, and (ii) $100,000 from Dr. Lawrence Howard, pursuant to Secured Demand Notes and Security Agreements (the "New Notes"). Principal on these New Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the New Notes the Company agreed to pay interest at the lower rate of
     (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The New Notes currently bear interest at 12%. Payment of the New Notes is secured by a security interest in certain assets of the Company.

4)   Unusual Charges

          An unusual charge of $2,996,971 was recorded in the second quarter of 1997 consisting of the following: (i) an inventory reserve of $1,750,000 resulting from management's decision in the second quarter of 1997 to discontinue support of certain products which had reached end of life; (ii) a bad debt reserve of $750,000 prompted by the bankruptcy filing of a major European distributor in the second quarter of 1997; (iii) a write-off of test equipment for non-current products of $224,610; and (iv) a write-off of software development for non-current products in the amount of $272,361.

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

Results of Operations

Recent Developments

     In January 1998 the Company commenced a reorganization of its management and business. The Company developed a three-point plan to improve business and financial performance. The Company's three point plan is to (1) reduce breakeven; (2) accelerate the sale of the Company's new MultiRad medical film scanners; and (3) enhance graphic arts scanner products. Through May 1998, $1.7 million in additional equity was obtained by the Company to support its revised operating plan.

     Since January 1998 the Company has significantly reduced its overhead. In the second quarter of 1998 the Company showed an increase in its medical film digitizer business. During the third quarter of 1998 the Company's medical product sales were $336,000, compared to $155,000 in the same period in 1997. For the nine months ended September 30, 1998, medical sales were $687,000 in 1998, compared to $384,000 in 1997. The Company expects sales of medical products to continue to increase during the fourth quarter of 1998.

     At the end of the third quarter the Company introduced three new graphic arts scanner products. The Company believes that these new products will contribute to sales beginning in the fourth quarter of 1998.

     Prior to the introduction of certain new products in September 1998, the Company's primary graphic arts scanner products utilized photo-multiplier tube (`PMT"), or "drum scanner" technology to capture and digitize an image. The technology is characterized by a high degree of accuracy and fidelity in the acquisition and reproduction of complex images, and is used extensively where high quality printing (magazine and catalog work, for example) is required. Historically, the Company competed in the market for drum scanners on the basis of compact design, comparatively low price, and value.

     Over the last several quarters, however, competitive scanning products which use a charge coupled device ("CCD"), or "flatbed" technology, have increased significantly in image and scanning quality. These devices may be easier to use than drum scanners and in some cases less expensive, and have captured a significant portion of the market formerly held by the Company and other drum scanner manufacturers. The Company's sales of drum scanner products declined significantly as it competed for business with newer, less expensive flatbed scanner products which were more suited to many customers' needs.

     The Company has now updated and repositioned its drum scanner line and acquired flatbed scanners for distribution under the Company brand. These products are sold with the Company's proprietary scanning and color management software.

     In September 1998 the Company introduced the HiResolve(TM) 8000 drum scanner, the Company's first new drum scanner product in two years, and two new flatbed, or CCD scanner models to meet specific production and photographic applications, the HiDemand(TM) 200 and HiDemand(TM) 400.

     The HiResolve 8000 is a compact desktop drum scanner that offers `true' 8000 dpi (dots per inch) optical resolution which is sold with the Company's powerful color management and color separation software, Trident 3.0. HiResolve scanners permit full resolution scans across the entire imaging area. The
Company believes that the shipment of this new generation of high resolution desktop scanners will allow it to focus on the special requirements of large format color printing, as well as addressing today's requirement of five, six and eight-color printing technologies.

     The HiDemand 200 CCD scanner is engineered to provide optimum results in high volume environments. The Company's new HiDemand 200 model is particularly suited for scanning a high volume of 35mm to 4"x5" films, at resolutions up to 5600 dpi. Using an innovative vertical optics design and an advanced 8000 element CCD array, the HiDemand 200 is a compact and comparatively inexpensive professional film scanning solution, which also has the ability to scan reflective art to letter size, at lower resolutions. The Company markets the HiDemand 200 on an OEM basis, under agreement with the product's original manufacturer in Denmark.

     The HiDemand 400 model is a premium, yet comparatively affordable large format flatbed scanner that employs a patented "mirror-free" five-lens optical system to provide maximum resolution across a range of original sizes. The new HiDemand 400 is a rugged, floor-standing unit, designed to process up to 200 scans per shift. The HiDemand 400 includes three powerful digital signal processors and an internal 2 gigabyte hard disk, to speed image capture and communication to the host computer. The Company acquired the rights to manufacture and market this product, on an exclusive basis, from a subsidiary of Microtek, Inc. a large Taiwanese scanner manufacturer.

     Contributing to the introduction of new scanners, the Company released, in June 1998, a new software system for control of scanners, automation of color management and color correction tasks required to use scans in electronic publishing and four-color separation to prepare images for press. The Company believes that its new scanner software offers a significant additional benefit over competitive products, in that it is currently the only professional scanning software product which operates in the Windows NT, as well as the Macintosh, computer environment.

     The Company believes that these new products provide it with a foundation for improved performance in the fourth quarter of 1998 and subsequent quarters.

Three and Nine Months Ended September 30, 1998 compared to Three and Nine Months Ended September 30, 1997

     Sales for the three months ended September 30, 1998 were $1,231,519, a decrease of $1,140,096 or 48% from the comparable period in 1997. Sales for the nine months ended September 30, 1998 were $3,357,401 a decrease of $2,459,621 or 42% from the comparable period in 1997. The Company attributes the decrease in sales primarily to increased competition for drum scanners from high-end flatbed scanners, the maturing of its Scanmaster 2500 product and the economic crisis in Asia.

     Gross margin as a percentage of sales, for the three month period ended September 30, 1998 increased to 25% from 13% in the second quarter of 1998 and 8% in the first quarter of 1998. The improvement in gross margin is primarily due to increased sales and better management of indirect production costs.

     Engineering and product development costs for the three month period ended September 30, 1998 decreased 17% from $361,298 in 1997 to $299,442 in 1998.
Engineering and product development costs for the nine month period ended September 30, 1998 decreased 23% from $1,055,016 in 1997 to $808,807. The overall decrease in engineering and product development costs results primarily from planned reductions in manpower and anticipated depreciation expense.

     General and administrative expenses in the three month period ended September 30, 1998 decreased 15% from $372,158 in 1997 to $316,279 in 1998.
General and administrative expenses in the nine month period ended September 30, 1998 decreased 23% from $1,310,019 in 1997 to $1,005,897 in 1998. The decrease in general and administrative expenses results primarily from the reduction in personnel, salaries, and legal fees in connection with a lawsuit against a former contract manufacturer.

     Marketing and sales expenses in the three month period ended September 30, 1998 increased 10% from $410,752 in 1997 to $450,496 in 1998. Marketing and sales expenses in the nine month period ended September 30, 1998 increased slightly from $1,228,875 to $1,251,652. The increase results primarily from increases in commissions and costs related to a more aggressive advertising program.

     Net interest expense for the three and nine month periods ended September 30, 1998 was $47,169 and $151,178, respectively, compared to $46,642 and $214,988, respectively, for the comparable period in 1997. The decrease for the nine month period resulted from the repayment of the notes payable, including interest, of $4,265,784 on April 25, 1997 to Mr. Robert Howard and Dr. Lawrence Howard.

     In comparing the Company's performance for the nine months ended September 30, 1998 to the nine months ended September 30, 1997, a $6,000,000 legal settlement granted to the Company in April, 1997, coupled with $2,996,971 in unusual charges taken during the second quarter of 1997, makes comparison difficult. After giving effect to extraordinary income and unusual charges, Howtek earned $516,806, or $0.06 per share for the nine months ended September 30, 1997, on sales of $5,817,022. For the same period in 1998, the Company recorded a loss of $2,683,655 on sales of $3,357,401.

Liquidity and Capital Resources

     At September 30, 1998 the Company had working capital of $3,251,544 compared to working capital of $3,792,324 at December 31, 1997. The ratio of current assets to current liabilities was 3.2:1 at September 30, 1998.

     Accounts receivable decreased by $346,969 during the first nine months of 1998. This decrease is due primarily to the effect of aggressive collections and reduced sales in the first nine months of 1998.

     During the first five months of 1998, the Company borrowed, (i) $400,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $300,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (The "Notes"). Principal on these Notes were due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. In May 1998, the Company consummated an agreement with Mr. Robert Howard and Dr. Lawrence Howard to convert the Notes into shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock").

     In May 1998, the Company consummated a private offering of 1,000,000 shares
of  Common  Stock,  to  an  unaffiliated  individual,   for  gross  proceeds  of
$1,000,000.

     During the third quarter of 1998, the Company borrowed, (i) $200,000 from Mr. Robert Howard and (ii) $100,000 from Dr. Lawrence Howard, pursuant to Secured Demand Notes and Security Agreements (The "New Notes"). Principal on these New Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the New Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The New Notes currently bear interest at 12%. Payment of the New Notes is secured by a security interest in certain assets of the Company.

     The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1998 and the line of credit available under the Revolving Loan Agreement with its Chairman, of which $8,000,000 was available as of September 30, 1998.

Impact of the Year 2000

     Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications to manage and monitor its accounting and administrative functions. Failure of the Company's software could have a material, adverse impact on the its business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. The Company is currently assessing alternative manufacturing and financial control systems. The Company has not yet determined the exposure related to non-compliance by its suppliers. The Company's products are not date aware and do not present a year 2000 problem to its customers. Although the Company does not expect any significant costs or disruption in operations from its customers' or suppliers' inability to achieve year 2000 compliance, it cannot predict the effect such noncompliance will have on the Company's business operations.

PART II OTHER INFORMATION

Item 5. Other Information

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Secured Demand Note and Security Agreement between the Company and Mr. Robert Howard dated August 28, 1998

     10.2 Secured Demand Note and Security Agreement between the Company and Lawrence A. Howard dated September 8, 1998.

     10.3 Secured Demand Note and Security Agreement between the Company and Mr. Robert Howard dated September 14, 1998.


     27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         Howtek, Inc.
                                             -----------------------------------
                                                          (Company)


Date: November 13, 1998                  By: /s/ W. Scott Parr
      -------------------------              -----------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director


Date: November 13, 1998                  By: /s/ Robert J. Lungo
      -------------------------              -----------------------------------
                                             Robert J. Lungo
                                             Vice President Finance,
                                             Chief Financial Officer