Form 10-K
period 1998-12-31
HOWTEK INC
filed 1999-03-31
CIK 749660

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ________________

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

Securities registered pursuant to Section 12 (g) of the Act:

                                 Title of Class
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on March 15, 1999 was $8,193,633.

     As of March 15, 1999, the registrant had 12,511,206 shares of Common Stock outstanding.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence of products, competition and other risks detailed in the Company's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                                     PART I

Item 1.   Business.

General

Howtek, Inc. (the "Company"), a Delaware corporation located in Hudson, New Hampshire, was organized in February 1984. The Company considers itself a single reportable business segment. The Company develops, manufactures, and markets digitizing systems, or "scanners", which convert printed, photographic and other "hard copy" images to digital form, for use in the medical, prepress, photographic, electronic printing and publishing industries. The Company focuses on the "high-end" of the scanning marketplace, targeting corporate customers with a need for high resolution and high fidelity in their reproduction requirements. The Company marketed originally to businesses in prepress, including advertising, corporate, service bureau and other printing and publishing customers. Recently the Company expanded its product offerings for the medical and photographic printing businesses. The Company sells its products throughout the world through various distributors, resellers, and systems integrators.

Medical Imaging Products

Scanners are used in medical imaging to convert radiological films to digital records, for computer analysis, transmission or storage. The new economics of managed care, coupled with revised federally-mandated health care practices have strongly encouraged the decentralization of patient care, with specialized services available in fewer locations, on a consultative, remote basis. Film scanners provide the digital gateway to this evolving health care system.

The Company's radiological film digitizers utilize flatbed scanning technology to capture monochrome medical images, including X-rays and mammograms, and convert them to digital form. In digital form such images may be analyzed through computer-based software applications, stored, transmitted within hospital archiving and communication systems or transmitted to remote viewing sites (a process called "teleradiology") where they can be reproduced in hard copy or displayed on computer monitors.

The Company introduced the Scanmaster(TM) DX, its first medical film scanner, based on an existing graphic arts product, in 1997. A new model, designed specifically for the medical imaging market was introduced in the first quarter of 1998. In an effort to accelerate acceptance of the Company's products, management revised product specifications and pricing in the second quarter of 1998, to create the Company's MultiRAD(TM) line of film scanners. The Company believes that the newly released products are less expensive than existing competitive products with comparable capabilities, and superior in performance to products previously available at comparable prices.

The Company's MultiRad medical digitizers are distinguished competitively by a proprietary, solid state "red light' illumination system, which provides enhanced accuracy and detail in film scans. The MultiRAD product line includes:

o the MultiRAD 450, which offers up to 4K (or 292 dots per inch) resolution (competitive with current industry standards), and a 50 film batch feeder, aimed at telemedicine and archiving applications.

o the MultiRAD 850 product, which offers superior 8K (or 584 dots per inch) resolution and a 50 film batch feeder. The Company believes that the product is uniquely positioned to service an increasing market for computer aided mammography. The MultiRAD 850 was recently chosen by the Massachusetts General Hospital for use in the US National Mammography Study.

     Medical Imaging Products

     --------------------------------------------------------------------------------------------
     Product                Distinguishing Features                         Suggested Retail
                                                                            Price at 12/31/98
     --------------------------------------------------------------------------------------------
     Scanmaster(TM)DX       o  Flatbed Scanner                                   $12,995
                            o  High definition CCD array
                            o  Digitizing area 14" x 17"
                            o  Maximum film size 15" x 18"
                            o  1k - 8k resolution
                            o  Optical density 001-3.4
                            o  12 bit grayscale
                            o  SCSI-2 interface
     --------------------------------------------------------------------------------------------
     MultiRAD(TM)450        o  Multi-feed compact scanner                       $15,995
                            o  Solid state, red-light illumination system
                            o  High definition CCD array
                            o  Digitizing area 14" x 36"
                            o  Maximum film size 15" x 36"
                            o  1k - 4k resolution
                            o  Minimum 87 micron pixel size
                            o  Optical density 001-3.5
                            o  12 bit grayscale
                            o  SCSI-2 interface
     --------------------------------------------------------------------------------------------

     Medical Imaging Products (continued)
     --------------------------------------------------------------------------------------------
     Product                Distinguishing Features                         Suggested Retail
                                                                            Price at 12/31/98
     --------------------------------------------------------------------------------------------
     MultiRAD(TM)850        o  Multi-feed compact scanner                        $18,995
                            o  Solid state, red-light illumination system
                            o  High definition CCD array
                            o  Digitizing area 14" x 36"
                            o  Maximum film size 15" x 36"
                            o  1k - 8k resolution
                            o  Minimum 43.5 micron pixel size
                            o  Optical density 001-3.5
                            o  12 bit grayscale
                            o  SCSI-2 interface
     --------------------------------------------------------------------------------------------

Photographic Products

In an effort to reduce its reliance on its traditional prepress markets, the Company recently introduced two new products for the photographic market. The first of these is Digital PhotoLab(TM), which combines an innovative software application designed for the photographic printing market and secured by the Company on an exclusive basis from a third party with the Company's existing drum scanner lines. Photographic printers are distinguished historically from graphic arts printers in several respects. Using photographic film as the output media, they can achieve substantially higher levels of quality than conventional printing presses. Output quality has been limited, however, because prepress scanner products fail, in many cases, to capture the enhanced level and range of color achievable by photographic process.

The Company's new product is designed specifically for this market. It is distinguished by support for negative scanning and separation, using a patent-pending "negative analyzer" to establish settings for film and grain. In February 1999, the Company commenced offering:

o Digital PhotoLab 8000, combining the new software with the Company's HiResolve 8000 Scanner, at a current retail price of $29,995 and,

o Digital PhotoLab 4500, using the Company's Scanmaster(TM)4500 drum scanner as the base, at a current retail price of $21,995.

The Company has also previewed a new class of product, its new Digital Lightning(TM) product. Digital Lightning is a compact, batch-fed photographic print scanner which the Company expects will be marketed primarily by OEM customers, to photo labs, print shops and retailers interested in offering customers a way to convert shoe boxes full of old photographs to digital form, for use electronically and storage on diskette and CD-ROM. The Company also anticipates exploring other markets for the product, including real estate and law enforcement. Digital Lightning, using application software developed by a third party is expected to be released commercially in the third quarter of 1999. The product has a tentative retail price of $5,500.

Prepress Products

Scanning technology digitizes a graphic image in order to permit its manipulation and reproduction in traditional print media. In its sophisticated form it is the central link between the producer of an image (a photographer or graphic artist) and the publisher who manipulates, edits, and reproduces the image in print form.

The Company pioneered a scanning technology that utilizes photo-multiplier tube ("PMT"), or "drum scanner" technology to capture and digitize an image. This technology is characterized by a high degree of accuracy and fidelity in the acquisition and reproduction of complex images, and is used extensively where high quality printing (magazine and catalog work, for example) is required.
Professional quality, or high-end products offer large format imaging areas, resolutions in excess of 2,400 dots per inch, and dynamic range (a measure of the ability to distinguish detail in very light or very dark areas) in excess of
3.2. The Company's products, are typically positioned to offer superior performance and a lower price than competitors. Historically, the Company competed in the market for drum scanners on the basis of compact design, comparatively low price and value.

The Company's new HiResolve drum scanners offer "true" optical resolution up to 8,000 dots per inch. As a result, they are superior in image capture resolution to many competitive desktop drum scanners, and significantly more extensive in imaging range and fidelity, when compared to competing flatbed scanners.

The Company's HiResolve scanners permit full resolution scans across the entire imaging area, an important advantage over many competitive scanner products. The Company has positioned its HiResolve products to support large format photo-realistic printing, as well as addressing today's requirement for five, six and eight-color printing technologies. For any original size, HiResolve scanning supports accurate, high fidelity output on photo realistic large format printers.

In addition to its newly released products, the Company maintains sales of its Scanmaster(TM) 4500 drum scanner, which has enjoyed renewed sales at a reduced price. This product, offering 4000-dpi resolution at scanning speeds below that of the HiResolve 8000, is offered as the Company's "value" product.

Over the last several quarters, a competitive scanning technology that uses a charge coupled device ("CCD"), or "flatbed" technology, has improved significantly in image and scanning quality. These devices are easier to use than drum scanners, are often less expensive, and have captured a significant portion of the market formerly held by the Company and other drum scanner manufacturers. To complement the Company's proprietary HiResolve drum scanner line, the Company entered into an agreement, in January 1999, to act as the US and Canadian scanner distributor for Scanview, A/S, a privately held Danish firm. The Company will distribute Scanview's flatbed scanner line in the US and Canada, on an exclusive basis. In addition to exclusive rights to the Scanview line in the US and Canada, the Company has the non-exclusive right to distribute Scanview products in Mexico, Latin America and South America. The Company expects that its initial shipment of Scanview sourced products will occur at the end of the first quarter of 1999.

Products acquired in the agreement include:

o    Scanview F6 scanner, with a suggested retail price of $19,995;

o    Scanview F8+ scanner, with a suggested retail price of $31,995 and

o    Scanview F10 scanner, priced at $39,995.

The products are distinguished by increasing scanning speed and resolution, and in the case of the F10 scanner, the ability to scan using X-Y technology, focusing at high resolutions on "tiles" across the imaging plate. This X-Y technology is currently the most innovative approach to flatbed scanning. The Company will be releasing the Scanview product line through its own distribution channels, bundled with a choice of Scanview's application software or the Company's proprietary software.

The Company believes that the unique benefit of its scanners is the availability of a "Common Workflow Interface", which ensures that the same control software can be used to operate its entire range of scanners. Whether it's a highly productive flatbed scanner designed to streamline workflow or an oversized very high resolution drum scanner developed to meet the requirements of the most discriminating customers, the Company's Trident scanning and color management software provides a powerful prepress tool. In a production environment, this reduces learning time and promotes increased flexibility and applications diversity. The Company's Trident scanning solution allows users to process, correct and color separate a scan in less than 30 seconds. Because most of the process is automatic, the professional can achieve device independent color files and accurate separations faster than ever before. More scans, less operator time and less rework translates into higher productivity and profitability for the photographic and prepress professional. The Company is now extending its Trident software to the new Scanview product line.

     Prepress Products

     -----------------------------------------------------------------------------------------
     Product                Distinguishing Features                         Suggested Retail
                                                                            Price at 12/31/98
     -----------------------------------------------------------------------------------------
     Scanmaster(TM)2500     o  Flatbed Scanner                                   $15,900
                            o  Tri-linear 8,000 element CCD array
                            o  Scanning area 13" x 18"
                            o  600 x 1200 dpi optical resolution
                            o  Optical density 0-3.4
                            o  12 bit color or grayscale
                            o  Macintosh, Windows and UNIX
                               operating systems
     -----------------------------------------------------------------------------------------

     -----------------------------------------------------------------------------------------
     Product                Distinguishing Features                         Suggested Retail
                                                                            Price at 12/31/98
     -----------------------------------------------------------------------------------------
     Scanmaster(TM)4500     o  PMT Drum Scanner                                  $23,995(1)
                            o  Scanning area 11" x 11.8"
                            o  32 - 4,000 dpi optical resolution
                            o  Optical density 0-3.8
                            o  12 bit color or grayscale
                            o  Macintosh, Windows and UNIX
                               operating systems
     -----------------------------------------------------------------------------------------
     HiResolve(TM)Grand     o  PMT Drum Scanner                                  $35,995(2)
                            o  Scanning area to 24" x 18.5"
                            o  50 - 5,000 dpi optical resolution
                            o  10% to 1,667% enlargement
                            o  Optical density 0-3.8
                            o  12 bit color or grayscale
                            o  Macintosh, Windows and UNIX
                               operating systems
     -----------------------------------------------------------------------------------------
     HiResolve(TM)8000      o  PMT Drum Scanner                                  $28,995
                            o  Maximum 1,600 RPM drum speed
                            o  Scanning area to 11.5" x 12"
                            o  200 - 8,000 dpi optical resolution
                            o  Optical density 0-4
                            o  12 bit log mode A/D conversion
                            o  Macintosh, Windows and UNIX
                               operating systems
     -----------------------------------------------------------------------------------------

Sources and Availability of Materials

The electronics industry is subject to periodic fluctuations in the production capacity of integrated circuit manufacturers and other key suppliers. Currently, the Company believes that there are adequate sources and availability of the components necessary to manufacture its products.


----------
(1) Effective January 1999 the suggested retail price of the Scanmaster(TM) 4500 will be reduced to $19,995 in an effort to improve its competitive positioning.

(2) The HiResolve(TM) Grand was previously offered as the Scanmaster(TM) 6500, at a higher price.

Competition

Competition for the various product categories is as follows:

Medical Imaging Products

The Company has two principal competitors in the radiological film digitizers market, VIDAR Systems and Lumisys, Inc. The Company uses its proprietary solid state, red-light illumination system and image quality to compete with VIDAR on the basis of superior image quality, and to compete with Lumisys on the basis of comparable or better image quality and at a significantly lower price.

Photographic Products

Competition for the Company's Digital PhotoLab product will come from the same vendors the Company encounters in the prepress market. The Company believes its software design, which was created to meet the specific needs of the photographic printer, will provide a competitive advantage.


In undertaking market research prior to development of its Digital Lightning product, the Company determined that competition currently focuses on single image photo scanning, or on multiple image negative scanning. No current competitor has been identified which possesses batch photo scanning capabilities.

Prepress Products

The prepress market is divided between "office quality" and "professional quality" scanners. Office quality scanners, generally manufactured in Taiwan or China, have become commodity items, offered through discount and electronic retailers at prices from $100 (or below) to $1,000. This is a highly competitive market in which it is doubtful any manufacturer can operate profitably on scanner products alone.

The Company competes in the professional portion of the market. Professional quality, or high-end, products offer large format imaging areas, resolutions in excess of 2,400 dots per inch, and dynamic range (a measure of the ability to distinguish detail in very light or very dark areas) in excess of 3.2. The Company's products are positioned to offer superior performance and a lower price than competitors.

The professional portion of the prepress marketplace is further divided between drum scanners which use a laser imaging device to capture maximum image accuracy and detail, and flatbed scanners, which offer ease of use advantages at a modest compromise in imaging quality. Historically, the Company has competed in the drum scanner market with Linotype, Agfa and Scanview A/S, as well as several smaller manufacturers. The Company's drum scanner products, with competitive features and lower prices, have been gaining market share in this area, while drum scanners as a whole has lost market share to flatbed scanning products. The recent agreement to become Scanview's exclusive US distributor adds several flatbed products to the Company's product line. In the prepress market, the Company could be at a competitive disadvantage with other scanner manufacturers that offer consumable printing products, as well as, scanner products. These competitors may offer scanner products at substantially reduced prices as an incentive to customers to secure long term supply orders of the competitors consumables.

Patents The Company has seven patents covering its scanner and prepress technology in the US and certain foreign countries, which is the basis of its current business. These patents help the Company maintain a proprietary position in the scanner market, but because of the pace of innovation in that market it is difficult to determine the overall importance of these patents to the Company. Additionally, the Company has twelve patents relating to the Company's ink jet technology which the Company is not currently using in any of its products, but which it has licensed to other companies.

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

Engineering and Product and Software Development

For the years ended December 31, 1998, 1997 and 1996 the Company spent $1,075,620 (or 20% of sales), $1,401,989 (or 18% of sales) and $2,353,354 (or
21% of sales), respectively, on engineering and product development. In addition, for the years ended December 31, 1998, 1997 and 1996 the Company spent $190,720 (or 4% of sales), $355,465 (or 5% of sales) and $350,674 (or 3% of sales), respectively, on software development.

Manufacturing

The Company operates an ISO 9001 and FDA-certified manufacturing facility in Hudson, NH. Historically the Company has undertaken final assembly of all its scanners and digitizers from components and subassemblies purchased from various suppliers. The software applications which are sold with the Company's products are either developed in-house or licensed from third parties.

During the first calendar quarter of 1999, the Company shifted assembly of its MultiRAD medical film digitizer to a local manufacturing company, which has demonstrated a high level of quality in previous work performed for the Company. On the basis of an evaluation of this outsourcing process, assembly of additional products may be outsourced to this or comparable vendors.

Employees

In January 1998, the Company had 63 full time employees. On December 31, 1998 the Company had 42 full-time and 2 part-time or temporary employees.

Customers

During 1998, 11% of the Company's sales were made to Techex, Inc., a foreign distributor of the Company's scanner products. International sales in 1998 were adversely affected by, among other factors, economic weakness in Asia. In the event of a reduction in purchases by Techex, Inc., the Company believes other channels of distribution are available.

Backlog

The dollar amount of the Company's backlog, or orders believed to be firm, as of December 31, 1998 was approximately $121,000 as compared to approximately $74,000 on the corresponding date in 1997.

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

Item 2. Properties

The Company's principal executive offices, manufacturing facility and research and development laboratory are located at 21 Park Avenue, Hudson, New Hampshire. The facility consists of approximately 21,000 square feet of manufacturing, research and development and office space and is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors of the Company, pursuant to a lease which expires September 30, 1999 at an annual rent of $78,500. Additionally, the Company is required to pay real estate taxes, provide insurance and maintain the premises. If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.


Item 3. Legal Proceedings.

Not applicable


Item 4. Submission of Matters to a Vote of Security-Holders.

Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol "HOWT". The following table sets forth the range of high and low bid prices for each quarterly period during 1998 and 1997, while the Company's Common Stock was traded on NASDAQ SmallCap Market beginning July 16, 1998. The high and low bid prices, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal year ended                              High           Low
                                               ----           ---
December 31, 1998
First Quarter                                 $2-7/16       $1-5/16
Second Quarter                                 2             1-1/32
Third Quarter                                  1-9/16          15/16
Fourth Quarter                                 1-9/16          15/16

Fiscal year ended
December 31, 1997
First Quarter                                 $2-7/16       $1-5/16
Second Quarter                                 2-3/8         1-5/16
Third Quarter                                  3-5/8         1-1/2
Fourth Quarter                                 3-3/8         1


As of March 15, 1999 there were 313 holders of record of the Company's Common Stock.

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

Item 6. Selected Financial Data

Selected Statement of Operations Data

                                                                               Year Ended December 31,
                                                    -----------------------------------------------------------------------------
                                                       1998             1997             1996             1995             1994
                                                       ----             ----             ----             ----             ----
     Sales                                          $5,323,601       $7,874,813     $11,263,253      $20,603,654      $24,370,329
     Gross margin                                    1,223,135        1,663,317       1,918,798        6,619,835        9,237,115
     Restructuring charge                                   --               --              --       (2,662,632)              --
     Unusual charges                                                 (3,394,406)             --               --               --
     Total operating expenses                       (4,096,944)      (8,236,477)     (7,355,481)     (11,441,837)      (8,020,468)
     Income (loss) from operations                  (2,873,809)      (6,573,160)     (5,436,683)      (4,822,002)       1,216,647
     Interest expense - net                           (498,514)        (258,912)       (623,537)        (433,045)        (259,227)
     Income from legal settlement                           --        6,000,000              --               --               --
     Pre-tax income (loss)                          (3,372,323)        (832,072)     (6,060,220)      (5,255,047)         957,420
     Provision for income taxes                             --               --              --               --           77,000
     Net Income (loss)                              (3,372,323)        (832,072)     (6,060,220)      (5,255,047)         880,420
     Net Income (loss) per share                         (0.33)           (0.09)          (0.76)           (0.66)            0.11


Selected Balance Sheet Data

                                                                               Year Ended December 31,
                                                    -----------------------------------------------------------------------------
                                                       1998             1997             1996             1995             1994
                                                       ----             ----             ----             ----             ----
     Total current assets                           $4,798,576       $5,332,546     $ 9,697,890      $14,137,204      $16,891,438
     Total assets                                    6,351,421        7,071,294      12,795,467       18,495,240       21,573,849
     Total current liabilities                       1,433,995        1,540,222       3,002,453        4,203,168        4,811,528
     Loans payable to related parties                  765,000               --       3,478,604        3,578,604        1,000,000
     Convertible Subordinated Debentures             1,881,000        2,181,000       2,181,000        2,181,000        2,181,000
     Stockholders' equity                            2,271,426        3,350,072       4,133,410        8,532,468       13,581,321

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

The Company has incurred significant operating losses in each of its past three fiscal years. The new management team introduced in January 1998 was charged with developing a complete turnaround strategy. Based on an objective analysis of the Company's operations, channels, products and markets, the Company has developed a plan aimed at achieving and maintaining profitability. The Company defined a three-point plan to improve business and financial performance by (1) reducing the breakeven level of sales; (2) accelerating sales growth in each business area, beginning with the Company's new MultiRad medical film scanners; and (3) reducing reliance on traditional prepress market.

The new management team first addressed the cost structure of the Company with the goal of reducing overhead and improving gross margin. The Company targeted three main areas for improvement in order to reduce overhead as follows: (1) personnel reductions; (2) expense reductions; and (3) outsourcing.

In January 1998, the Company had 63 full time employees. As of the end of June 1998, only 35 of those people remained, with seven new staff members added. On December 31, 1998 the Company had 42 full-time and 2 part-time or temporary employees. In addition to personnel reduction, expenses in every aspect of the business were examined and reduced where appropriate. Of particular benefit, two separate Company facilities were consolidated in May 1998 resulting in a significant reduction in fixed expenses and improving internal communication.

Part of the reduction in personnel and fixed expenses is attributable to a successful effort to begin outsourcing functions which can be discharged more efficiently by specialized outside resources. By implementation of this strategy, the Company has been able to reduce breakeven levels and improve both performance and flexibility. The outsourcing process is expected to continue, with the pending shift of a significant portion of the Company's manufacturing to outside manufacturing resources, on a product by product basis.

As a result of these steps, the Company was successful in achieving cost reductions through the course of 1998. The Company reduced breakeven from approximately $1,400,000 per month in 1997 to approximately $840,000 per month in the fourth quarter of 1998, by reducing overhead and expenses approximately $730,000 (35%) per quarter and increasing actual product gross margins from 21% in 1997 to 35% in the fourth quarter of 1998. Gross margin as a percentage of sales increased to 35% in the fourth quarter of 1998 from 25% in the third quarter, 13% in the second quarter and 8% in the first quarter of 1998.

During 1998, the Company also took actions designed to accelerate sales growth. In the medical imaging market the Company replaced a batch-fed film digitizer with two new, lower priced products. The new MultiRAD(TM) 850 offers superior 8K (or 584 dots per inch) resolution and a 50 film batch feeder, and the new MultiRAD 450 offers a lower 4K (or 292 dots per inch) resolution (competitive with current industry standards), with the same 50 film batch feeder. For the year ended December 31, 1998 the Company's medical product sales were $1,245,000, compared to $472,000 in 1997. The Company expects sales of medical products to continue to increase during 1999.

The Company's primary prepress scanner products utilized photo-multiplier tub ("PMT"), or "drum scanner" technology to capture and digitize an image. This technology is characterized by a high degree of accuracy and fidelity in the acquisition and reproduction of complex images, and is used extensively where high quality printing (magazine and catalog work, for example) is required. Over the last several quarters competitive scanning products which use a charge coupled device ("CCD"), or "flatbed" technology, have improved significantly in image and scanning quality. The Company's sales of drum scanner products declined significantly as it competed for business with newer, less expensive flatbed scanner products.

The Company has now updated and repositioned its drum scanner line and acquired flatbed scanners for distribution. In September 1998 the Company introduced the HiResolve(TM) 8000 drum scanner, the Company's first new drum scanner product in two years.

The HiResolve(TM) 8000 is a compact desktop drum scanner that offers `true' 8000 dpi (dots per inch) optical resolution, which is sold with the Company's power color management and color separation software, Trident 3.0. HiResolve scanners permit full resolution scans across the entire imaging area. The Company believes that this new generation of high resolution desktop scanners will allow it to focus on the special requirements of large format color printing, as well as addressing today's requirement of five, six and eight-color printing technologies.

In January 1999 the Company entered into an agreement with Scanview, A/S, a privately held Danish firm, to distribute Scanview's flatbed scanner line on an exclusive basis in the US and Canada. The Company believes it can increase historic sales of Scanview products by introducing the Scanview line to its existing distribution channels, and by providing US-based support. In addition to exclusive rights to the Scanview line in the US and Canada, the Company has the non-exclusive right to distribute Scanview products in Mexico, Latin America and South America.

In February 1999 the Company, as part of a strategy to reduce dependency on traditional prepress markets and channels, introduced a new line of Digital PhotoLab(TM) products. These software and scanner products tailor Company offerings to support photographic printing and scanning markets, where digital scanning and imaging are emerging technologies.

The Company believes that these new products provide it with a foundation for improved performance in 1999. The Company expects to better utilize its marketing expenses by an increased reliance on direct mail and telemarketing to support its sales efforts. It is the Company's intention to continue outsourcing its manufacturing to outside manufacturing resources and to closely monitor operating expenditures against actual sales levels.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

Sales for the year ended December 31, 1998 were $5,323,601, a decrease of 32% from sales during the year ended December 31, 1997 of $7,874,813. The Company attributes the decrease in sales primarily to increased competition for drum scanners from high-end flatbed scanners, the maturing of the Company's Scanmaster(TM) 2500 product and the economic crisis in Asia.

The Company's gross margin, as a percentage of sales, for the year ended December 31, 1998 increased to 23% from 21% in 1997. During 1998, gross margins increased from 8% in the first quarter, to 13% in the second quarter, 25% in the third quarter and 35% in the fourth quarter. The improvement in gross margin is primarily due to better management of indirect production costs and to the increased sales of products which have higher gross margins.

Engineering and product development costs for the year ended December 31, 1998 decreased 23% from $1,401,989 in 1997 to $1,075,620 in 1998. The overall decrease in engineering and product development costs results primarily from planned reductions in manpower and anticipated depreciation expenses.

General and administrative expense decreased 23% from $1,716,199 in 1997 to $1,319,062 in 1998. The decrease in general and administrative expenses results primarily from the reduction in personnel, salaries, and legal fees in connection with a lawsuit, against a former contract manufacturer, that was settled in April 1997.

Marketing and sales expenses for the year ended December 31, 1998 decreased slightly from $1,723,883 in 1997 to $1,702,262 in 1998. The change results from reductions in trade show expenses. The Company increased its reliance on direct mail and telemarketing to support its sales efforts, and reduced trade show expenditures.

Net interest expense of $498,514 includes interest expense of $284,211 relative to the conversion of Convertible Subordinated Debentures as required in terms of Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt". This charge is wholly offset by a corresponding account increase of $284,211 in additional paid-in capital. The charge and corresponding benefit relate to the conversion to equity during 1998 of $300,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture"). In December 1998, the Company provided for a temporary reduction in the conversion price of the 9% Debenture to encourage conversion to common stock, and thereby reduce cash interest expenses, and sinking fund payments associated with the 9% debenture. See "Liquidity and Capital Resources".

In comparing the Company's performance to that for the year ended December 31, 1997 a $6,000,000 legal settlement granted to the Company in April 1997 (See
Note 9 of Notes to Financial Statements), offset by $3,394,406 in unusual charges taken during 1997, makes comparison difficult. After giving effect to legal settlement income and unusual charges, the Company's loss was $832,072 or $0.09 per share for the year ended December 31, 1997 on sales of $7,874,813 compared to net loss of $3,372,323 or $0.33 per share for the year ended December 31,1998 on sales of $5,323,601.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996

Sales for the year ended December 31, 1997 were $7,874,813 a decrease of 30% from sales during the year ended December 31, 1996 of $11,263,253. The decrease in sales was due primarily to increased competition for drum scanners from high-end flatbed scanners, the maturing Scanmaster 2500 product and the economic crisis in Asia.

The Company's gross margin increased from 17% in 1996 to 21% in 1997 primarily because service revenues, which have higher gross margins, increased as an overall percentage of the Company's total sales, in light of overall sales decreases.

Engineering and product development costs decreased from 21% of sales in 1996 to 18% of sales in 1997. Such costs (net of capitalized software development costs of $355,465 and $350,674 for 1997 and 1996 respectively) decreased from $2,353,354 in 1996 to $1,401,989 in 1997. The decrease resulted primarily from reductions in manpower and depreciation expense during the year.

General and administrative expense decreased 27% from $2,357,560 (or 21% of sales) in 1996 to $1,716,199 (or 22% of sales) in 1997. This change resulted from reductions in bad debt provisions, legal fees in connection with a lawsuit against a former contract manufacturer, salaries and overall expenses as a result of reduced sales and a cost reduction program.

Marketing and sales expenses during 1997 were $1,723,883 (or 22% of sales) which contrasted with $2,644,567 (or 23% of sales) for 1996. The change resulted from reductions in salaries, advertising, and promotional expenses.

Net interest expense decreased 58% from $623,537 in 1996 to $258,912 in 1997. The decrease resulted from the repayment of the notes payable, including interest, of $4,265,784 on April 25, 1997 to Robert Howard, its Chairman and principal stockholder and Dr. Lawrence Howard, the Chairman's son. See Note 3 of Notes to Financial Statements.

The Company reported a net loss of $832,072 for the year ended December 31, 1997 which represented an 86% decrease from a net loss of $6,060,220 for the year ended December 31, 1996. The decrease was attributable to the reduction of spending levels and included the receipt of $6,000,000 from the settlement of the Teco lawsuit on April 23, 1997 (See Note 9 of Notes to Financial Statements). In addition, the results included unusual charges of $2,996,971 recorded in the second quarter of 1997 and $397,435 recorded in the fourth quarter of 1997.

The unusual charges referenced above consisted of the following: (i) an inventory reserve of $1,750,000 resulting from management's decision in the second quarter of 1997 to discontinue support of certain products which had reached end of life; (ii) a bad debt reserve of $750,000 prompted by the bankruptcy filing of a major European distributor in the second quarter of 1997;
(iii) a write-off of test equipment for non-current products with a net book value of $224,610 in the second quarter of 1997 and $239,885 in the fourth quarter of 1997; and (iv) a write-off of software development for non-current products with a net book value of $272,361 in the second quarter of 1997 and $157,550 in the fourth quarter of 1997.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of an $8,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, of which $8,000,000 was available at December 31, 1998. Subsequent to December 31, 1998, reflecting the generally improving condition of the Company's financial performance, the credit line was reduced from $8,000,000 to $3,000,000. The Company believes that these sources are sufficient to satisfy its cash requirements for the foreseeable future. (See Item 13 - "Certain Relationships and Related Transactions".)

Working capital decreased $427,743 from $3,792,324 at December 31, 1997 to $3,364,581 at December 31, 1998. The ratio of current assets to current liabilities decreased from 3.5 at December 31, 1997 to 3.4 at December 31, 1998.

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

During the third quarter of 1998, the Company borrowed, (i) $565,000 from Mr. Robert Howard and (ii) $200,000 from Dr. Lawrence Howard, pursuant to Secured Demand Notes and Security Agreements (The "New Notes"). Principal on these New Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the New Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The New Notes currently bear interest at 12%. Payment of the New Notes is secured by a security interest in certain assets of the Company.

The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1999 and the line of credit available under the Revolving Loan Agreement with its Chairman.

As of December 31, 1998 and 1997, the Company's outstanding balance on its $8,000,000, 9% Convertible Subordinated Debentures (the "Debentures"), which come due 2001, was $1,881,000 and $2,181,000, respectively. Interest on the Debentures is payable semi-annually on June 1 and December 1. The Debentures were convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events. No Debentures were converted in 1997 and 1996.

On December 31, 1998, the Company and the Trustee of the Debentures entered into a Second Supplemental Indenture (the "Agreement"). The purpose of the Agreement was to reduce the conversion price for the Debentures from $19.00 per share to $1.00 per share, subject to adjustment as set forth in the Indenture, during the period from December 31, 1998 through March 23, 1999. Under the Agreement, Debentures owned by related parties in the principal amount of $300,000 were converted into 300,000 shares of Common Stock, at the conversion price of $1.00 per share on December 31, 1998. Interest expense and corresponding credit to additional paid-in capital of $284,211 were recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of Statement of Financial Accounting Standards No. 84, ("SFAS No. 84") "Induced Conversions of Convertible Debt".

During the period from January 1, 1999 through March 23, 1999 Debentures in the principal amount of $1,764,000 were converted into 1,764,000 shares of Common Stock, at the conversion price of $1.00 per share. Interest expense and corresponding credit to additional paid-in capital of $1,671,158 will be recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of SFAS No. 84. As of March 23, 1999 the Company's outstanding balance of its Convertible Subordinated Debentures (the "Debentures"), was $117,000.

In February 1999, the Company borrowed, (i) $250,000 from unrelated parties, and
(ii) $30,000 from Mr. W. Scott Parr, the Company's President, Chief Executive Officer, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes are payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rated of 7% per annum, beginning on December 31, 1999 and each succeeding year during the terms hereof. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, par value $.01 per share, or in any combination thereof. Interest paid in shares of the Company's commons stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitles the payees to convert outstanding principal due into shares of the Company's Common Stock at $1.00 per share .

Impact of the Year 2000

Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. This potential problem is referred to as the "Year 2000" or "Y2K" issue.

In 1998, the Company established a review program to address the Year 2000 issue. The effort encompasses hardware, software, networks, personal computers, manufacturing and other facilities, and suppliers. The target date to correct and revise its system problems is September 30, 1999. The Company is currently assessing alternative manufacturing and financial control systems. The Company's products are not date aware and do not present a Year 2000 problem to its customers.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the completion of its review program as scheduled and the implementation of new business systems, the possibility of significant interruptions of normal operations should be reduced.

Costs related to the Year 2000 issue are expensed as incurred and are funded through operating cash flows. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 program is approximately $40,000. Through 1998, the Company expensed approximately $4,500 related to the cost of upgrading non-compliant hardware. Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment.

Effect of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 1999 to affect its financial statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         See Financial Statements and Schedule attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

Directors
                                                                    Director
Name                  Age           Position                          Since
----                  ---           --------                          -----
Robert Howard.......  75    Chairman of the Board, and Director        1984
W. Scott Parr.......  48    President, Chief Executive Officer
                            and Director                               1998
Ivan Gati...........  51    Director                                   1989
Sheila Horwitz......  62    Director                                   1996
Nat Rothenberg......  68    Director                                   1988
Harvey Teich........  79    Director, Chairman Audit Committee         1988

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

W. Scott Parr joined the Company in January 1998, as President and Chief Executive Officer. He was appointed to the Company's Board of Directors on February 4, 1998. Prior to joining Howtek, Mr. Parr served as Divisional Director and a member of the Board of Directors of SABi International Ventures, Inc., responsible for restructuring and upgrading certain US companies owned by foreign and venture investors. From 1995 to 1997, Mr. Parr was Chief Executive Officer, General Counsel and Director of Allied Logic Corporation, a start-up venture specializing in proprietary molding and manufacturing technologies. From 1990 to 1995 Mr. Parr was General Counsel and a Director of LaserMaster Technologies, Inc. (now Virtual Fund.Com, Inc.).

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

Executive Officers and Management

Name                   Age               Position
----                   ---               --------
W. Scott Parr          48      President, Chief Executive Officer,  Director

Richard F. Lehman      61      Vice President, Engineering

Robert J. Lungo        51      Vice President, Chief Financial Officer

Richard F. Lehman joined the Company in July 1990, as Director of Scanner Engineering. In December 1993, he was appointed Vice President of Scanner Engineering and in October 1996, he was named Vice President of Engineering. Prior to joining the Company, Mr. Lehman was employed by Xerox Corporation for 23 years where he served in various engineering and managerial capacities.

Robert J. Lungo joined the Company in April 11, 1994 as Vice President, Chief Financial Officer. From August of 1992 to April 1994 he was Vice President, Chief Financial Officer of Juno Enterprises, Inc., an electronics company, in Minneapolis, MN. From June 1991 to August 1992 he was Program Director at the Company. From September 1985 to June 1991 he was Vice President, Chief Financial Officer at Daymarc Corporation in Waltham, MA.

Item 11. Executive Compensation.

The following table provides information on the compensation provided by the Company during fiscal years 1998, 1997 and 1996 to the persons serving as the Company's Chief Executive Officer during fiscal 1998 and the Company's most highly compensated executive officers, serving at the end of the 1998 fiscal year. Included in this list are only those executive officers whose total annual salary and bonus exceeded $100,000 during the 1998 fiscal year.

                           SUMMARY COMPENSATION TABLE
                                                                  Securities
                                                                  Underlying
Name and Principal Position                   Year     Salary($)  Options(#)
---------------------------                   ----     ---------  ----------
W. Scott Parr
Chief Executive Officer ..................    1998     131,502     277,431
                                              1997         -0-         -0-
                                              1996         -0-         -0-
David Bothwell  (1)
Chief Executive Officer ..................    1998      17,395         -0-
                                              1997      83,210         -0-
                                              1996     151,303      61,585(2)

David Myers (3)
Vice President, Sales ....................    1998     143,323      26,562
                                              1997         -0-         -0-
                                              1996         -0-         -0-
Richard Lehman
Vice President, Engineering ..............    1998     101,976      19,128
                                              1997     113,698       5,000
                                              1996     102,082      26,500(2)(4)

--------------
1)   Resigned on January 20, 1998.

2) Represents options to purchase Common Stock which had been granted in previous years pursuant to the 1993 Stock Option Plan and which were relinquished by the optionee and canceled by the Company in exchange for an equal number of new options granted in 1996 and exercisable at $1.72 per share.

3) Mr. Myers and the Company have entered into an agreement whereby Mr. Myers will cease employment with the Company on or before April 30, 1999.

4) Includes options to purchase 8,000 shares of Common Stock granted in 1996. Mr. Lehman subsequently exchanged these options in 1996, along with options to purchase 18,500 shares of Common Stock granted in prior years, for an equal number of new options with an exercise price of $1.72 per share. See note 2 above.

                        OPTION GRANTS IN LAST FISCAL YEAR


                           Individual Grants                                                  Potential
                      ----------------------------                                        Realizable Value at
                      Number  of     Percent of                                             Assumed Annual
                      Securities    Total Options                                           Rates of Stock
                      underlying     Granted to        Exercise of                        Price Appreciation
                       Options        Employees         Base Price       Expiration        for Option Term
Name                   Granted      in Fiscal Year       ($/Sh)            Date           5%($)      10%($)
----                   -------      --------------       ------            ----           -----      ------
W. Scott Parr          275,181                            1.13          05/12/2008       409,397    540,403
                         1,125                            1.00          09/11/2008         1,485      1,980
                         1,125            41              1.00          12/23/2008         1,485      1,980

David Myers             25,000                            1.13          05/12/2008        37,500     49,500
                         1,562             4              1.00          12/23/2008         2,062      2,749

Richard Lehman          16,376                            1.13          05/12/2008        24,564     32,424
                         1,376                            1.00          09/11/2008         1,816      2,422
                         1,376             3              1.00          12/23/2008         1,816      2,422



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information on an aggregated basis regarding each exercise of stock options during the Company's last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options.


                                               Number of
                                               Securities        Value of
                                               Underlying       Unexercised
                                               Unexercised     In-the Money
                                                Options at        Options at
                                                FY-End (#)       FY-End($) (1)
                      Shares                   -------------    ---------------
                    Acquired on      Value     Exercisable/      Exercisable/
Name                Exercise (#)    Realized   Unexercisable     Unexercisable
----                ------------    --------   -------------     -------------
W. Scott Parr (2)       0               0      3,375/271,806     703/33,976
David Myers (2)         0               0      1,562/25,000      391/3,125
Richard Lehman (2)      0               0      41,628/4,000      2,735/0


--------------

(1) Based upon the closing price of the Common Stock on December 31, 1998, of $1.25 per share.

(2) Options granted pursuant to the Company's 1993 Stock Option Plan, as amended.

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

There is no Compensation Committee or other committee of the Company's Board of Directors performing similar functions. The person who performed the equivalent function in 1998 was Robert Howard, Chairman of the Board under the direction of the Board of Directors. W. Scott Parr, Chief Executive Officer and a director, participated in discussions with Mr. Howard during the past completed fiscal year in his capacity as an executive officer in connection with executive officer compensation.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the Common Stock owned on March 15, 1999, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each executive officer named in the Summary Compensation Table,
(iii) each director of the Company, and (iv) all current executive officers and directors as a group.


                                         Number of
                                          Shares
Name and Address of                     Beneficially             Percentage
Beneficial Owner(1)                      Owned(1)(2)               of Class
-------------------                     ------------             ----------
Robert Howard ........................    2,008,982 (3)             16.04%
  303 East 57th Street
  New York, New York 10022
Donald Chapman .......................    1,180,000 (4)              9.43%
   8650 South Ocean Drive
   Jenson Beach, FL  34957
Dr. Lawrence Howard ..................      826,962                  6.61%
   660 Madison Avenue
   New York, NY  10021
W. Scott Parr ........................       93,327 (5)                *
Sheila Horwitz .......................       41,500 (6)                *
Richard Lehman .......................       47,628 (7)                *
Nat Rothenberg .......................       33,000 (8)                *
Harvey Teich .........................       32,500 (9)                *
Ivan Gati ............................       27,500 (10)               *
All current executive officers and
directors as a group (10 persons) ....    2,331,773 (3)&(5)         18.22%
                                                    through (10)

----------
*    Less than one percent.

1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 15, 1999, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner's percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 15, 1999, have been exercised.

2) Unless otherwise noted, the Company believes that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3) Includes 7,000 shares owned by Mr. Howard's wife. Also includes options to purchase 10,000 shares of the Company's Common stock at $1.72 per share.

4) Includes 15,000 shares owned by Mr. Chapman's wife and 150,000 owned by a revocable trust.

5) Includes 11,000 shares owned by Mr. Parr's wife. Also includes options to purchase 69,077 shares of the Company's Common Stock at $1.13 per share and 2,250 shares at $1.00 per share.

6) Includes options to purchase 10,000 shares of the Company's Common Stock at $1.72 per share, and 12,500 shares at $1.50 per share.

7) Includes 2,000 shares owned by Mr. Lehman's wife. Also includes options to purchase 20,500 of the Company's Common Stock at $1.72 per share, 16,376 shares at $1.13 per share and 2,752 shares at $1.00 per share.

8) Includes options to purchase 20,000 of the Company's Common Stock at $1.72 per share, and 12,500 shares at $1.50 per share.

9) Includes options to purchase 20,000 of the Company's Common Stock at $1.72 per share, and 12,500 shares at $1.50 per share.

10) Includes options to purchase 15,000 of the Company's Common Stock at $1.72 per share, and 12,500 shares at $1.50 per share.

Item 13. Certain Relationships and Related Transactions.


The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. The Loan Agreement expires January 4, 2000. Prior to January 4, 1999, the Loan Agreement provided for up to $8,000,000 in advances or guarantees by Mr. Howard. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made.

On April 25, 1997, The Company repaid the balance due, including interest, on the Revolving Note and Security Agreement held by Mr. Howard in the amount of $3,775,555. As of December 31, 1998 no moneys were owed and the Company had $8,000,000 available for future borrowings under the Loan Agreement.

In February 1984, the Company entered into a lease of its Hudson, New Hampshire facility with Mr. Howard, at an annual rent of $78,500, plus taxes and operating expenses. The Company continues to renew this lease each year at the same rent and the current lease term expires on September 30, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

            1.    Financial Statements - See Index on page 32.

            2. Financial Statement Schedule - See Index on page 32. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange are not required under the related instructions or are not applicable and, therefore, have been omitted.

            3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

            3(a) Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on February 24, 1984 [incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097 NY), filed on October 31, 1984]

            3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 31, 1984 [incorporated by reference to
                  Exhibit 3.1(a) to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984]

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

            10(d) Letter  Agreement  dated  December  30,  1998,   amending  the
                  Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987. [incorporated by reference to Exhibit 10(d) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

            10(e) Form of Secured  Demand Notes between the  Registrant  and Mr.
                  Robert Howard and Dr. Lawrence Howard.

            10(f) Form of Security  Agreements  between the  Registrant  and Mr.
                  Robert Howard and Dr. Lawrence Howard.

            10(g) Form  of  Convertible   Promissory   Note  between   unrelated
                  investtors and the Registrant dated February __, 1999.

            10(h) Second  Supplemental  Indenture dated as of December 31, 1998, between the Registrant and Continental Stock Transfer and Trust Company.

            10(i) Convertible  Promissory Note between Mr. W. Scott Parr and the
                  Company dated February 26, 1999.

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

                               HOWTEK, INC.

Date: March 31, 1999


                               By: /s/  W. Scott Parr
                                   ---------------------------
                                   W. Scott Parr
                                   President, Chief Executive Officer, Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                      Title                         Date
---------                      -----                         ----

/s/  Robert Howard             Chairman of the
----------------------         Board,  Director              March  31, 1999
Robert Howard


/s/  W. Scott Parr             President, Chief Executive
----------------------         Officer, Director             March 31, 1999
 W. Scott Parr


/s/  Robert J. Lungo           Vice President, Chief
----------------------         Financial Officer, Principal
Robert J. Lungo                Accounting Officer            March 31, 1999


/s/  Ivan Gati                 Director                      March 31, 1999
----------------------
Ivan Gati


/s/  Sheila Horwitz            Director                      March 31, 1999
----------------------
Sheila Horwitz


/s/  Nat Rothenberg            Director                      March 31, 1999
----------------------
Nat Rothenberg


/s/  Harvey Teich              Director                      March 31, 1999
----------------------
Harvey Teich

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                         33



Balance Sheets
         As of December 31, 1998 and 1997                                  34



Statements of Operations
         For the years ended December 31, 1998,
         1997 and 1996                                                     35



Statements of  Stockholders' Equity
         For the years ended December 31, 1998,
         1997 and 1996.                                                    36



Statements of Cash Flows
         For the years ended December 31, 1998,
         1997 and 1996.                                                    37


Notes to Financial Statements                                              38-54



Schedule II - Valuation and Qualifying
              Accounts and Reserves                                        55

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Howtek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of Howtek, Inc. as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Howtek, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.




BDO SEIDMAN, LLP

New York, New York
February 12, 1999
except for Note 4 for which the date is March 23, 1999.

                                                     HOWTEK, INC.

                                                    Balance Sheets


                                                                                             December 31,              December 31,
                                                                                                 1998                      1997
                                                                                             ------------              ------------
                                Assets (note 3)
Current assets:
  Cash and equivalents                                                                       $    182,724              $    235,326
  Trade accounts receivable net of allowance
    for doubtful accounts of $118,000 in 1998
    and $70,000 in 1997 (note 7)                                                                1,570,081                 1,475,952
  Inventory (note 1)                                                                            2,927,082                 3,515,993
  Prepaid and other                                                                               118,689                   105,275
                                                                                             ------------              ------------
      Total current assets                                                                      4,798,576                 5,332,546
                                                                                             ------------              ------------
Property and equipment (note 1):
  Equipment                                                                                     2,534,635                 2,288,687
  Leasehold improvements                                                                           27,765                        --
  Motor vehicles                                                                                    6,050                     6,050
                                                                                             ------------              ------------
                                                                                                2,568,450                 2,294,737
  Less accumulated depreciation and amortization                                                1,717,445                 1,255,317
                                                                                             ------------              ------------
      Net property and equipment                                                                  851,005                 1,039,420
                                                                                             ------------              ------------
Other assets (note 1):
  Software development costs, net                                                                 626,577                   593,879
  Debt issuance costs, net                                                                         57,682                    78,040
  Patents, net                                                                                     17,581                    27,409
                                                                                             ------------              ------------
      Total other assets                                                                          701,840                   699,328
                                                                                             ------------              ------------
      Total assets                                                                           $  6,351,421              $  7,071,294
                                                                                             ============              ============
                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                           $  1,086,775              $  1,200,871
  Accrued interest                                                                                 37,641                    16,903
  Accrued rent expense                                                                             78,500                        --
  Accrued vacation pay                                                                             84,875                   132,610
  Accrued expenses                                                                                146,204                   189,838
  Loans payable to related parties (note 3)                                                       765,000                        --
                                                                                             ------------              ------------
      Total current liabilities                                                                 2,198,995                 1,540,222
Convertible subordinated debentures (note 4)                                                    1,881,000                 2,181,000
                                                                                             ------------              ------------
      Total liabilities                                                                         4,079,995                 3,721,222
                                                                                             ------------              ------------
Commitments and contingencies (notes 3 and 8)

Stockholders' equity  (notes 3, 4 and 5):
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 11,128,082 in 1998
    and 9,128,082 shares in 1997; outstanding
    11,060,206 in 1998  and 9,060,206 shares in 1997                                              111,281                    91,281
  Additional paid-in capital                                                                   47,938,799                45,665,122
  Accumulated deficit                                                                         (44,828,390)              (41,456,067)
  Treasury stock at cost (67,876 shares)                                                         (950,264)                 (950,264)
                                                                                             ------------              ------------
      Stockholders' equity                                                                      2,271,426                 3,350,072
                                                                                             ------------              ------------
      Total liabilities and stockholders' equity                                             $  6,351,421              $  7,071,294
                                                                                             ============              ============

See accompanying notes to financial statements.

                                              HOWTEK, INC.

                                        Statements of Operations



                                                                                      For the Years Ended December 31,
                                                                         ----------------------------------------------------------
                                                                             1998                   1997                   1996
                                                                         ------------           ------------           ------------
Sales (note 7)                                                           $  5,323,601           $  7,874,813           $ 11,263,253
Cost of sales                                                               4,100,466              6,211,496              9,344,455
                                                                         ------------           ------------           ------------
Gross margin                                                                1,223,135              1,663,317              1,918,798
                                                                         ------------           ------------           ------------
Operating expenses:
  Engineering and product development                                       1,075,620              1,401,989              2,353,354
  General and administrative                                                1,319,062              1,716,199              2,357,560
  Marketing and sales                                                       1,702,262              1,723,883              2,644,567
  Unusual charges (note 2)                                                         --              3,394,406                     --
                                                                         ------------           ------------           ------------
      Total operating expenses                                              4,096,944              8,236,477              7,355,481
                                                                         ------------           ------------           ------------
Loss from operations                                                       (2,873,809)            (6,573,160)            (5,436,683)

Interest expense - net (includes $30,205,
    $114,649 and $450,594, respectively,
     to related parties)                                                     (498,514)              (258,912)              (623,537)
Income from legal settlement (note 9)                                              --              6,000,000                     --
                                                                         ------------           ------------           ------------
Net loss                                                                 $ (3,372,323)          $   (832,072)          $ (6,060,220)
                                                                         ============           ============           ============
Net loss per share (note 5)
     Basic and diluted                                                   $      (0.33)          $      (0.09)          $      (0.76)

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                                                     10,142,672              9,038,632              8,022,256

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                       Statements of Stockholders' Equity

                                                 Common Stock
                                          ---------------------------    Additional
                                            Number of                      Paid-in     Accumulated      Treasury     Stockholders'
                                          Shares Issued    Par Value       Capital       Deficit         Stock          Equity
                                          -------------  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1995                 8,022,594    $    80,225   $ 43,966,282   $(34,563,775)  $   (950,264)   $ 8,532,468

Issuance of common stock
  pursuant to incentive stock
  option plan                                   15,000            151         61,011           --             --           61,162

Sale of common stock (note 3 (e))            1,062,138         10,621      1,589,379           --             --        1,600,000

Net loss                                          --             --             --       (6,060,220)          --       (6,060,220)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1996                 9,099,732         90,997     45,616,672    (40,623,995)      (950,264)     4,133,410

Issuance of common stock
 pursuant to incentive stock
 option plan                                    28,350            284         48,450                                       48,734

Net loss                                          --             --             --         (832,072)          --         (832,072)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1997                 9,128,082         91,281     45,665,122    (41,456,067)      (950,264)     3,350,072

Sale of common stock                         1,000,000         10,000        990,000                                    1,000,000

Issuance of comon stock relative
  conversion of loans payable to
  related parties (note 3 (a) & (b))           700,000          7,000        702,466                                      709,466

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures (note 4)             300,000          3,000        581,211                                      584,211

Net loss                                          --             --             --       (3,372,323)          --       (3,372,323)
                                          ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1998                11,128,082   $    111,281   $ 47,938,799   $(44,828,390)  $   (950,264)  $  2,271,426
                                          ============   ============   ============   ============   ============   ============


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows


                                                             For the Years Ended December 31,
                                                        -----------------------------------------
                                                            1998          1997            1996
                                                        -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                              $(3,372,323)   $  (832,072)   $(6,060,220)
                                                        -----------    -----------    -----------
  Adjustments to  reconcile  net loss to net cash
    provided  (used) by operating activities:
      Depreciation                                          462,128      1,048,865      1,576,133
      Amortization                                          188,208        301,360        626,896
      Interest relative to conversion of Convertible
        Subordinated Debentures                             284,211           --             --
      Asset writedowns and reserve increases (note 2)          --        3,394,406           --
  Changes in operating assets and liabilities:
      Accounts receivable                                   (94,129)     1,243,323      3,004,869
      Inventory                                             588,911        496,664      1,078,166
      Other current assets                                  (13,414)       125,540         16,775
      Accounts payable                                     (114,096)      (768,471)    (1,526,356)
      Accrued interest                                       20,738       (672,531)       450,594
      Accrued expenses                                      (12,869)       (21,229)      (124,953)
                                                        -----------    -----------    -----------
        Total adjustments                                 1,309,688      5,147,927      5,102,124
                                                        -----------    -----------    -----------
      Net cash provided (used) by
      operating activities                               (2,062,635)     4,315,855       (958,096)
                                                        -----------    -----------    -----------
Cash flows from investing activities:
  Patents, software development and other                  (190,720)      (377,995)      (350,674)
  Additions to property and equipment                      (273,713)      (507,807)      (591,896)
                                                        -----------    -----------    -----------
      Net cash used by investing activities                (464,433)      (885,802)      (942,570)
                                                        -----------    -----------    -----------
Cash flows from financing activities:
  Issuance of common stock for cash                       1,000,000         48,734      1,661,162
  Proceeds of loans payable to related parties            1,474,466           --        1,000,000
  Repayment of loans payable to related parties                --       (3,478,604)    (1,100,000)
                                                        -----------    -----------    -----------
    Net cash provided (used) by financing activities      2,474,466     (3,429,870)     1,561,162
                                                        -----------    -----------    -----------
    Increase (decrease) in cash and equivalents             (52,602)           183       (339,504)
    Cash and equivalents, beginning of year                 235,326        235,143        574,647
                                                        -----------    -----------    -----------
    Cash and equivalents, end of year                   $   182,724    $   235,326    $   235,143
                                                        ===========    ===========    ===========
Supplemental  disclosure  of cash flow  information:
Cash flows from  financing activities:
  Interest paid                                         $   188,854    $   983,471    $   196,290
                                                        ===========    ===========    ===========
Non-cash items from financing activities:
  Conversion of loans payable to related parties
    into Common Stock  (note 3)                         $   709,466    $      --      $      --
                                                        ===========    ===========    ===========
  Issuance of common stock relative to conversion
     of Convertible Subordinated Debentures (note 4)    $   584,211    $      --      $      --
                                                        ===========    ===========    ===========


See accompanying notes to financial statements.

                                  HOWTEK, INC.


                          Notes to Financial Statements


(1)  Summary of Significant Accounting Policies

     (a) Nature of Operations and Use of Estimates

     Howtek, Inc. (the "Company") designs, engineers, develops and manufactures digital image scanners, film digitizers and related software for applications in the medical imaging, prepress and photographic markets. The Company considers itself a single reportable business segment. The Company sells its products throughout the world through various distributors, resellers, systems integrator and OEM's. See Note 7 for geographical and major customer information.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company's estimates and assumptions used in the preparation of the financial statements relate to the Company's products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to inventories, equipment and software development costs.

     (b) Inventory

     Inventory is valued at the lower of cost or market, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $2,387,000 and $540,000, respectively, for 1998 and raw material and finished goods of approximately $2,691,000 and $825,000, respectively, for 1997.

     (c) Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years). During 1997 the Company wrote-off test equipment for non-current products with a net book value of $224,610 in the second quarter and $239,885 in the fourth quarter. See Note 2 - Unusual Charges.

     (d) Debt Issuance Costs

     Debt issuance costs, related to the outstanding Convertible Subordinated Debentures, are being amortized over the 15-year term of the Debentures using the straight-line method. The debt issuance costs balances are presented net of accumulated amortization, which was $276,290, and $255,931 at December 31, 1998, and 1997, respectively.

                                  HOWTEK, INC.

     (e) Patents

     The costs for patents are being amortized over the estimated useful life of the respective assets using the straight-line method. The patents balances are presented net of accumulated amortization, which was $93,960, and $84,132 at December 31, 1998, and 1997, respectively.

     (f) Software Development Costs

     Software development costs for application software and application software enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86). The Company capitalized $190,720, $355,465, and $350,674 of internally developed and externally purchased software costs during fiscal 1998, 1997 and 1996, respectively. During 1997 the Company wrote-off previously capitalized software development costs for non-current products with a net book value of $272,361 in the second quarter and $157,550 in the fourth quarter. See Note 2 - Unusual Charges.

     The capitalized software balances are presented net of accumulated amortization, which was $208,214, and $50,191 at December 31, 1998, and 1997, respectively. Capitalized software costs are amortized using the straight-line method over their estimated economic life, principally 3 years, commencing when each product is available for general release.

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

     (i) Warranty Costs

     The Company's products are generally under warranty against defects in material and workmanship from a 90 to 365 day period, depending on the product. Warranty costs were not material in any period presented.

                                  HOWTEK, INC.

     (j) Engineering and Product Development

     These costs relate to research and development costs which are expensed as incurred, except for amounts related to software development costs incurred after the establishment of technological feasibility (see (f) above) which are capitalized.

     (k) Net Loss Per Common Share

     Net loss per common share has been  computed in accordance  with  Financial
     Accounting   Standards  No.  128,  "Earnings  per  Share".  See  Note  5  -
     Stockholders' Equity.

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

     (n) Long-Lived Assets

     Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". No write-downs have been necessary through December 31, 1998 except as noted in Note 2.

                                  HOWTEK, INC.

     (o) Stock-Based Compensation

     The Company has not adopted the optional fair value based method for accounting for stock compensation plans, as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". See Note 5 - Stockholders' Equity.

     (p) Advertising

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 were $135,000, $45,000 and
     $82,000, respectively.

(2)  Unusual charges

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

(3)  Related Party Transactions

     (a) Loan Payable to Principal Stockholder

     The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. The Loan agreement expires January 4, 2000. Prior to January 4, 1999, the Loan Agreement provided for up to $8,000,000 in advances or guarantees by Mr. Howard. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made.

                                  HOWTEK, INC.

(3)  Related Party Transactions (continued)

     (a) Loan Payable to Principal Stockholder (continued)

     During the first five months of 1998, the Company borrowed $400,000 from Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (the "Notes"). Principal on these Notes were due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. In May 1998, the Company consummated an agreement with Mr. Howard to convert the Notes into 400,000 shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock").

     As of December 31, 1998, the Company owed Mr. Robert Howard $565,000, pursuant to Secured Demand Notes and Security Agreements (The "New Notes"). Principal of these notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The New Notes currently bear interest at 12%. Payment of the New Notes is secured by a security interest in certain assets of the Company.

     (b) Loan Payable to Related Party

     During the first five months of 1998, the Company borrowed $300,000 from Dr. Lawrence Howard, son of the Company's Chairman, Robert Howard, pursuant to Secured Demand Notes and Security Agreements (The "Notes"). Principal on these Notes were due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. In May 1998, the Company consummated an agreement with Dr. Howard to convert the Notes into 300,000 shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock").

     As of December 31, 1998, the Company owed Dr. Lawrence Howard $200,000, pursuant to Secured Demand Notes and Security Agreements (The "New Notes"). Principal of these notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The New Notes currently bear interest at 12%. Payment of the New Notes is secured by a security interest in certain assets of the Company.

                                  HOWTEK, INC.

(3)  Related Party Transactions (continued)


     (c) Premises Lease and Other Expenses

     The Company conducts its operations in premises owned by Mr. Robert Howard, pursuant to a lease which expires September 30, 1999. As of December 31, 1998, future minimum lease payments under this lease is $78,500 for 1999. The Company is required to pay real estate taxes, provide insurance and maintain the premises.

     (d) Related Party Sales

     During the year ended December 31, 1996 the Company sold equipment and services totaling $53,721 to Presstek, Inc., which Mr. Howard is the Chairman of the Board and a principal stockholder. There were no sales to Presstek, Inc. in 1998 and 1997.

     (e) Sales and Issues of Securities

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

     During 1998, Mr. Robert Howard and Dr. Lawrence Howard converted their Convertible Subordinated Debentures into Common Stock (see Note 4).

                                  HOWTEK, INC.

(4)  Convertible Subordinated Debentures

     As of December 31, 1998 and 1997, the Company's outstanding balance on its $8,000,000, 9% Convertible Subordinated Debentures (the "Debentures"), which come due 2001, was $1,881,000 and $2,181,000, respectively. Interest on the Debentures is payable semi-annually on June 1 and December 1. The Debentures were convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events. No Debentures were converted in 1997 and 1996.

     On December 31, 1998, the Company and the Trustee of the Debentures entered into a Second Supplemental Indenture (the "Agreement"). The purpose of the Agreement was to reduce the conversion price for the Debentures from $19.00 per share to $1.00 per share, subject to adjustment as set forth in the Indenture, during the period from December 31, 1998 through March 23, 1999. Under the Agreement, Debentures owned by related parties in the principal amount of $300,000 were converted into 300,000 shares of Common Stock, at the conversion price of $1.00 per share on December 31, 1998. Interest expense and corresponding credit to additional paid-in capital of $284,211 were recorded relative to the conversion of Convertible Subordinated
     Debentures as required in terms of Statement of Financial Accounting Standards No. 84, ("SFAS No. 84") "Induced Conversions of Convertible Debt".

     During the period from January 1, 1999 through March 23, 1999 Debentures in the principal amount of $1,764,000 were converted into 1,764,000 shares of Common Stock, at the conversion price of $1.00 per share. Interest expense and corresponding credit to additional paid-in capital of $1,671,158 will be recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of SFAS No. 84. As of March 23, 1999 the Company's outstanding balance on its Convertible Subordinated Debentures (the "Debentures"), was $117,000.

                                  HOWTEK, INC.

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

     Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," ("SFAS No.123") requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: no dividends paid; expected volatility of 40%; risk-free interest rates of 5%; and expected lives of 5 years. The following weighted-average assumptions were used for grants in 1997 and 1996: no dividends paid; expected volatility of 40%; risk-free interest rates of 6.7%; and expected lives of 1 year. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.


         Net loss                      1998             1997          1996
                                       ----             ----          ----
           As reported             $(3,372,323)    $  (832,072)   $(6,060,220)
           Pro forma               $(3,450,229)    $  (938,783)   $(6,162,428)

         Basic loss per share
           As reported                $ (.33)          $ (.09)       $ (.76)
           Pro forma                  $ (.34)          $ (.10)       $ (.77)

                                  HOWTEK, INC.

(5)  Stockholders' Equity (continued)

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

(5)  Stockholders' Equity (continued)

(a)  Stock Options (continued)

     A summary of stock option (incentive and non-qualifying) activity is as follows:


1984 STOCK OPTION PLAN AS AMENDED

                                                           Exercise              Weighted
                                        Option            price range             average
                                        Shares             per share          exercise price
                                  ---------------------------------------------------------------
Outstanding, January 1, 1996              278,135        $2.75-$14.00              $8.39
Granted                                     -0-              -0-                    -0-
Exercised                                 (15,000)        $2.75-$5.25              $4.15
Cancelled                                (263,135)       $3.25-$14.00              $8.60
                                  ---------------------------------------------------------------
Outstanding, December 31, 1996             -0-                -0-                   -0-
Granted                                    -0-                -0-                   -0-
Exercised                                  -0-                -0-                   -0-
Cancelled                                  -0-                -0-                   -0-
                                  ---------------------------------------------------------------
Outstanding, December 31, 1997             -0-                -0-                   -0-
Granted                                    -0-                -0-                   -0-
Exercised                                  -0-                -0-                   -0-
Cancelled                                  -0-                -0-                   -0-
                                  ---------------------------------------------------------------
Outstanding, December 31, 1998             -0-                -0-                   -0-
                                  ===============================================================
Exercisable at year-end
                   1996                    -0-                -0-                   -0-
                   1997                    -0-                -0-                   -0-
                   1998                    -0-                -0-                   -0-

Available for future grants
                   1998                    -0-

                                   HOWTEK, INC

(5)  Stockholders' Equity (continued)

(a)  Stock Options (continued)


1993 STOCK OPTION PLAN

                                                                       Exercise               Weighted
                                                      Option          price range             average
                                                      Shares           per share           exercise price
                                               ---------------------------------------------------------------
Outstanding, January 1, 1996                           325,650         $6.63-$8.25              $7.33
Granted                                                923,720         $1.72-$3.63              $2.55
Exercised                                                -0-               -0-                   -0-
Cancelled                                             (817,035)        $3.63-$8.25              $4.94
                                               ---------------------------------------------------------------
Outstanding, December 31, 1996                         432,335         $1.72-$3.63              $2.55
Granted                                                124,000         $1.00-$1.81              $1.44
Exercised                                              (28,350)           $1.72                 $1.72
Cancelled                                              (72,200)        $1.72-$3.63              $2.68
                                               ---------------------------------------------------------------
Outstanding, December 31, 1997                         455,785         $1.00-$1.81              $1.44
Granted                                                675,924         $1.00-$1.25              $1.08
Exercised                                              -0-                 -0-                   -0-
Cancelled                                             (289,593)        $1.00-$1.81              $1.43
                                               ---------------------------------------------------------------
Outstanding, December 31, 1998                         842,116         $1.00-$1.81              $1.27
                                               ===============================================================

Exercisable at year-end
                   1996                                 43,200           $3.63                  $3.63
                   1997                                308,635           $1.72                  $1.72
                   1998                                244,793         $1.00-$1.72              $1.27


Available for future grants
                   1998                                122,084

The weighted-average fair value of options granted during the year was $0.63 per share for 1998, and $0.32 per share for 1997 and 1996.

                                  HOWTEK, INC.

(5)  Stockholders' Equity (continued)

(a)  Stock Options (continued)


DIRECTOR INCENTIVE PLAN

                                                          Exercise           Weighted
                                         Option          price range          average
                                         Shares           per share       exercise price
                                     -----------------------------------------------------
Outstanding, January 1, 1996              80,000             $6.75              $6.75
Granted                                  200,000          $1.72-$4.88           $3.61
Exercised                                  -0-                -0-                -0-
Cancelled                               (155,000)         $4.25-$6.75           $5.21
                                     -----------------------------------------------------
Outstanding, December 31, 1996           125,000          $1.50-$1.72           $1.61
Granted                                    -0-                -0-                -0-
Exercised                                  -0-                -0-                -0-
Cancelled                                  -0-                -0-                -0-
                                     -----------------------------------------------------
Outstanding, December 31, 1997           125,000          $1.50-$1.72           $1.61
Granted                                    -0-                -0-                -0-
Exercised                                  -0-                -0-                -0-
Cancelled                                (10,000)            $1.72              $1.72
                                     -----------------------------------------------------
Outstanding, December 31, 1998           115,000          $1.50-$1.72           $1.61
                                     =====================================================

Exercisable at year-end
                   1996                    -0-                 -0-               -0-
                   1997                  125,000           $1.50-$1.72          $1.61
                   1998                  115,000           $1.50-$1.72          $1.61


Available for future grants
                   1998                 135,000


The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 1998 was 8.8 years.

                                  HOWTEK, INC.

(5)  Stockholders' Equity (continued)

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

     The following table summarizes the common stock equivalent of securities that were outstanding as of December 31, 1998, 1997 and 1996, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                        December 31,
                                                1998       1997       1996
                                                ----       ----       ----
        Stock options                          957,116    555,785    532,335
        Convertible Subordinated Debentures     99,000    114,789    114,789
        Convertible Revolving Promissory Note     --         --      495,447

(6)  Income Taxes

     As a result of the 1998, 1997 and 1996 losses, no income tax expense was incurred for these years.

     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax liabilities (assets) are comprised of the following at December 31:

                                         1998            1997
                                     ------------    ------------
        Inventory (Section 263A)     $   (429,000)   $   (396,000)
        Inventory reserves                (35,000)        (81,000)
        Receivable reserves               (40,000)        (24,000)
        Other accruals                    (29,000)        (45,000)
        Tax credits                    (2,383,000)     (2,282,000)
        NOL carryforward              (14,215,000)    (12,742,000)
                                     ------------    ------------
        Gross deferred tax asset     $(17,131,000)   $(15,570,000)
                                     ------------    ------------

                                  HOWTEK, INC.

(6)  Income Taxes (continued)

                                              1998            1997
                                          ------------    ------------
        Accumulated depreciation                34,000         401,000
                                          ------------    ------------

        Gross deferred tax liabilities          34,000         401,000

        Net tax assets                    $(17,097,000)   $(15,169,000)
                                          ============    ============
        Deferred tax assets valuation
          allowance                       $ 17,097,000    $ 15,169,000
                                          ============    ============
        Net deferred tax assets           $    -0-        $    -0-
                                          ============    ============


     As of December 31, 1998, the Company has net operating loss carryforwards totaling approximately $41,800,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating loss expiration period:

                 Expiration date           Amount of remaining NOL

                       2000                       1,100,000
                       2001                       5,000,000
                       2002                       8,900,000
                       2003                       3,300,000
                       2004                       4,200,000
                       2005                       2,200,000
                       2006                       2,200,000
                       2007                         300,000
                       2008                         600,000
                       2009                         100,000
                       2010                       4,000,000
                       2011                       4,400,000
                       2012                       2,300,000
                       2018                       3,200,000

     In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,383,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2018.

                                  HOWTEK, INC.

(7)  Sales Information

     (a) Geographic Information

     The Company's sales are made to U.S. distributors, dealers and end users and to foreign distributors of computer and related products. Total export sales, which includes sales made to a U.S. based international distributor of computer and related products, were $1,252,000 or 23% of total sales in 1998, $4,362,000 or 55% of total sales in 1997 and $7,275,000 or 65% of total sales in 1996.

     The Company's principal concentration of export sales has been in Europe which accounted for 47% of 1998 export sales, 69% in 1997 and 74% in 1996. The balance of the export sales were into the Far East, Mexico, Central America, and Canada.

     As of December 31, 1998 and 1997 the Company had outstanding receivables of $281,000 and $838,000, respectively, from distributors of its products who are located outside of the United States.

     (b) Major Customers

     During the year ended December 31,1998 the Company had one major customer which operated as a U.S. based international distributor of computer and related products. For the years ended December 31, 1997 and 1996 the Company had two major customers, one of which operated as a U.S. based international distributor of computer and related products and the other as an OEM. The following represents the comparative sales and accounts receivable:

                                  1998                1997             1996
     Sales                    Amount    %        Amount     %      Amount     %
     -----                 ---------------    ----------------   ---------------
     Customer 1            $  572,836   11    $1,832,000    23   $1,939,000   17
     Customer 2            $     --           $1,388,000    18   $3,313,000   29

     Accounts Receivable

     Customer 1            $   52,000         $  254,000         $  535,000
     Customer 2            $     --           $  201,000         $  536,000

                                  HOWTEK, INC.

(8)  Commitments and Contingencies

     As of December 31, 1998, the Company had one lease obligation related to its facility. The lease obligation for 1999 is approximately $78,500. The Company's principal executive offices and research and development laboratory is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors pursuant to a lease which expires September 30, 1999. The Company leases additional manufacturing and warehouse space pursuant to a monthly lease. Rental expense for the years ended December 31, 1998, 1997 and 1996 was $161,425, $243,343 and $240,967 respectively.

(9)  Legal Proceedings

     Howtek, Inc. v. TECO et al

     As previously reported in the Company's 1996 Annual Report on Form 10-K, on June 7, 1994, the Company filed a complaint in the United States District Court, District of New Hampshire, against TECO Electric and Machinery Co. Ltd. TECO Information Systems Co., Ltd., Relisys (a TECO subsidiary) and Herman Hsu. The Company claimed, inter alia, breach of contract, misappropriation of trade secrets, and breach of exclusive dealing. On April 24, 1997, the Company announced that the lawsuit had been settled. All existing agreements between the companies had been terminated. The Company has released the TECO companies, Relisys and Mr. Hsu from all covenants not to compete and from any claims relating to the scanner technology involved in the case. TECO, in turn, made a one-time payment of $6,000,000 to the Company on April 23, 1997, and released the Company from any obligation to manufacture scanner products through TECO. Neither party admitted to any breach of contract or other wrong-doing in connection with the settlement of this lawsuit.

(10) Financial instruments

     The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, demand notes payable to related parties and convertible debentures approximated fair value as of December 31, 1998 and 1997, due to either short maturity or terms similar to those available to similar companies in the open market.

                                  HOWTEK, INC.

(11) Subsequent Events

     In February 1999, the Company borrowed, (i) $250,000 from unrelated parties, and (ii) $30,000 from Mr. W. Scott Parr, the Company's President, Chief Executive Officer, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes are payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rated of 7% per annum, beginning on December 31, 1999 and each succeeding year during the terms thereof. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, par value $.01 per share, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitles the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share.

                                  HOWTEK, INC.

          Schedule II - Valuation and Qualifying Accounts and Reserves


               Col. A                    Col. B       Col. C          Col. D           Col. E
-------------------------------------------------------------------------------------------------
                                       Balance at   Charged to                         Balance
                                       Beginning     Cost and       Deductions         at end
             Description               of Period     Expenses        Describe         of Period
-------------------------------------------------------------------------------------------------
Year End December 31, 1998:
  Allowance for Doubtful Accounts      $  70,000    $   53,064      $    4,715 (1)     $118,349
  Inventory Reserve                    $ 236,658    $   69,166      $  204,271 (2)     $101,553

Year End December 31, 1997:
  Allowance for Doubtful Accounts      $ 537,748    $  770,000      $1,237,748 (1)     $ 70,000
  Inventory Reserve                    $ 500,000    $2,119,467      $2,382,809 (2)     $236,658

Year End December 31, 1996:
  Allowance for Doubtful Accounts      $ 290,710    $  336,804       $  89,766 (1)     $537,748
  Inventory Reserve                    $ 490,456    $   12,378       $   2,834 (2)     $500,000


(1)  Represents the amount of accounts charged off.
(2)  Represents inventory written off and disposed of.