Form 10-Q
period 1999-03-31
HOWTEK INC
filed 1999-05-14
CIK 749660

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

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

     As of the close of business on May 7, 1999 there were 12,824,206 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX


                                                                          PAGE
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets as of March 31, 1999
         (unaudited) and December 31, 1998                                  3

         Statements of Operations for the three
         month periods ended March 31, 1999 and
         1998 (unaudited)                                                   4

         Statement of Changes in Stockholders' Equity
         for the three month period ended March 31, 1999
         (unaudited)                                                        5

         Statements of Cash Flows for the three month periods
         ended March 31, 1999 and 1998 (unaudited)                          6

         Notes to Financial Statements (unaudited)                          7


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8-13

Item 3   Quantitative and Qualitative Disclosures about Market Risk         13

PART II  OTHER INFORMATION

Item 2   Changes in Securities                                              14

Item 6   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

                                  HOWTEK, INC.

                                 Balance Sheets

                                                                    March 31, 1999          December 31, 1998
                                                                   ---------------          -----------------
                         Assets                                      (unaudited)
Current assets:
  Cash and equivalents                                               $    221,994              $    182,724
  Trade accounts receivable net of allowance
    for doubtful accounts of $108,000 in 1999
    and $118,000 in 1998                                                1,423,745                 1,570,081
  Inventory                                                             2,820,333                 2,927,082
  Prepaid and other                                                       103,172                   118,689
                                                                     ------------              ------------
      Total current assets                                              4,569,244                 4,798,576
                                                                     ------------              ------------

Property and equipment:
  Equipment                                                             2,564,975                 2,534,635
  Leasehold improvements                                                   27,765                    27,765
  Motor vehicles                                                            6,050                     6,050
                                                                     ------------              ------------
                                                                        2,598,790                 2,568,450
  Less accumulated depreciation and amortization                        1,818,164                 1,717,445
                                                                     ------------              ------------
      Net property and equipment                                          780,626                   851,005
                                                                     ------------              ------------

Other assets:
  Software development costs, net                                         585,941                   626,577
  Debt issuance costs, net                                                 52,592                    57,682
  Patents, net                                                             16,378                    17,581
                                                                     ------------              ------------
      Total other assets                                                  654,911                   701,840
                                                                     ------------              ------------

      Total assets                                                   $  6,004,781              $  6,351,421
                                                                     ============              ============


          Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                   $  1,487,512              $  1,086,775
  Accrued interest                                                         61,579                    37,641
  Accrued rent expense                                                     98,125                    78,500
  Accrued vacation pay                                                     99,875                    84,875
  Accrued expenses                                                        151,554                   146,204
  Loans payable to related parties                                        700,000                   765,000
                                                                     ------------              ------------
      Total current liabilities                                         2,598,645                 2,198,995

Loan payable to related parties                                            30,000                        --
Loan payable to unrelated parties                                         250,000                        --
Convertible subordinated debentures                                       117,000                 1,881,000
                                                                     ------------              ------------
      Total liabilities                                                 2,995,645                 4,079,995
                                                                     ------------              ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 12,892,082 in 1999
    and 11,128,082 shares in 1998; outstanding
    12,824,206 in 1999  and 11,060,206 shares in 1998                     128,920                   111,281
  Additional paid-in capital                                           51,356,318                47,938,799
  Accumulated deficit                                                 (47,525,838)              (44,828,390)
  Treasury stock at cost (67,876 shares)                                 (950,264)                 (950,264)
                                                                     ------------              ------------
      Stockholders' equity                                              3,009,136                 2,271,426
                                                                     ------------              ------------

      Total liabilities and stockholders' equity                     $  6,004,781              $  6,351,421
                                                                     ============              ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                        Three Months              Three Months
                                                       March 31, 1999            March 31, 1998
                                                       --------------           ---------------
                                                         (unaudited)              (unaudited)

Sales                                                   $  1,561,133                $    954,257
Cost of Sales                                              1,304,357                     876,311
                                                        ------------                ------------
Gross Margin                                                 256,776                      77,946
                                                        ------------                ------------
Operating expenses:
  Engineering and product development                        250,433                     255,179
  General and administrative                                 554,306                     362,420
  Marketing and sales                                        454,891                     464,193
                                                        ------------                ------------
      Total operating expenses                             1,259,630                   1,081,792

                                                        ------------                ------------
Loss from operations                                      (1,002,854)                 (1,003,846)

Interest expense - net                                     1,694,594                      49,336
                                                        ------------                ------------

Net loss                                                $ (2,697,448)               $ (1,053,182)
                                                        ============                ============

Net loss per share
     Basic and diluted                                  $      (0.23)               $      (0.12)

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                                    11,657,384                   9,060,206


See accompanying notes to financial statements.

                                  HOWTEK, INC.

                  Statement of Changes in Stockholders' Equity

                                           Common Stock
                                   ----------------------------    Additional
                                      Number of                      Paid-in      Accumulated      Treasury       Stockholders'
                                   Shares Issued     Par Value       Capital        Deficit          Stock           Equity
                                   -------------   ------------   ------------   ------------    -------------  ----------------

Balance at December 31, 1998          11,128,082   $    111,281   $ 47,938,799   $(44,828,390)   $    (950,264)   $  2,271,426

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures              1,764,000         17,639      3,417,519                                       3,435,158

Net loss                                      --             --             --     (2,697,448)              --      (2,697,448)
                                    ------------   ------------   ------------   ------------    -------------    ------------

Balance at March 31, 1999             12,892,082   $    128,920   $ 51,356,318   $(47,525,838)   $    (950,264)   $  3,009,136
                                    ============   ============   ============   ============    =============    ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                          Three Months             Three Months
                                                         March 31, 1999           March 31, 1998
                                                         ---------------          --------------
                                                           (unaudited)              (unaudited)
Cash flows from operating activities:
  Net loss                                                 $(2,697,448)             $(1,053,182)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                                 100,719                  106,204
  Amortization                                                  75,293                   55,291
  Interest relative to conversion of Convertible
      Subordinated Debentures                                1,671,158                       --
 (Increase) decrease:
    Accounts receivable                                        146,336                  512,183
    Inventory                                                  106,749                   67,984
    Other current assets                                        15,517                  (82,776)
  Increase (decrease):
    Accounts payable                                           400,737                   (2,123)
    Accrued expenses                                            63,913                   42,227
                                                           -----------              -----------
      Total adjustments                                      2,580,422                  698,990
                                                           -----------              -----------

      Net cash provided by (used for)
       operating activities                                   (117,026)                (354,192)
                                                           -----------              -----------

Cash flows from investing activities:
  Patents, software development and other                      (28,364)                 (44,259)
  Additions to property and equipment                          (30,340)                  (8,832)
                                                           -----------              -----------
      Net cash used for investing activities                   (58,704)                 (53,091)
                                                           -----------              -----------

Cash flows from financing activities:
  Proceeds of loan payable to principal stockholders           215,000                  400,000
                                                           -----------              -----------
      Net cash provided by financing activities                215,000                  400,000
                                                           -----------              -----------

    Increase (decrease) in cash and equivalents                 39,270                   (7,283)
    Cash and equivalents, beginning of period                  182,724                  235,326
                                                           -----------              -----------
    Cash and equivalents, end of period                    $   221,994              $   228,043
                                                           ===========              ===========

Supplemental disclosure of cash flow information:
  Interest paid                                            $        --              $        --
                                                           ===========              ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                 March 31, 1999


(1)  Accounting Policies

     In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Howtek, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

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

     As of March 31, 1999, the Company had $3,000,000 available for future borrowings under the Loan Agreement.

     In the third quarter of 1998, the Company borrowed, (i) $565,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $200,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (the "Notes"). Principal on the Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. In February 1999, the Company repaid $65,000 to Mr. Robert Howard. As of March 31, 1999, the Company owed (i) $500,000 to Mr. Robert Howard, and (ii) $200,000 to Dr. Lawrence Howard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this Item 2. and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence of products, competition, the failure of the Company or key third parties with which the Company does business to achieve year 2000 compliance and other risks detailed in the Company's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Overview

During the first quarter of 1999, the Company established reserves or took non-recurring charges in the amount of $208,000 associated with a conversion of product offerings to take advantage of its new exclusive agreement to distribute flatbed graphic arts scanners manufactured by Scanview A/S into the United States and Canadian markets. Additionally, earnings for the period were reduced by approximately $1.7 million in non-recurring accounting charges associated with the early conversion of $1,764,000 of the Company's outstanding convertible debt to equity. After accounting charges, reserves and non-recurring charges, the Company's total loss for the first quarter of 1999 was ($2,697,448), or ($0.23) per share, compared with losses of ($1,053,182), or ($0.12) per share for the first quarter of 1998.

Quarter Ended March 31, 1999 compared to Quarter Ended March 31, 1998

Sales. Sales for the three months ended March 31, 1999 were $1,561,133, an increase of $606,876 or 64% from the comparable period in 1998. The Company continues to emphasize its medical business opportunities, and sales of the Company's medical imaging products increased 70%, from $173,204 in the quarter ended March 31, 1998 to $294,654 in the quarter ended March 31, 1999. Howtek's medical product sales are primarily to the Company's respective "integration partners" or resellers, who add software and other components to Howtek's products to provide full medical imaging solutions to their customers. The Company's sales levels are a reflection of the sales these partners achieve in any period. During the first four months of 1999, the Company added a series of new integration partners which have agreed to offer Howtek digitizers, including ADAC, Advanced Imaging Concepts, DesAcc, Inc., Amicas, Image Labs and SMV, in the United States, Loxley in Thailand, Medicor in Hungary, MISME in the United Arab Emirates, Tech Trend in Hong Kong and Tentas in Australia. These resellers are expected to contribute to increased sales of medical products in future periods.

Sales of the Company's prepress and graphic arts products increased 61%, from $555,915 in the first quarter of 1998 to $898,279 over the comparable period in 1999. Increased sales are attributed by management to the introduction of its new HiResolve drum scanner product during the fourth quarter of 1998, the introduction of its new Digital PhotoLab products in the first quarter of 1999, and increased marketing and advertising investments. These factors offset the adverse impact of a change in flatbed products offered during the first quarter of 1999. With the completion of its exclusive agreement to distribute the ScanMate line of flatbed scanners manufactured in Denmark by Scanview A/S, the Company elected to withdraw its previously introduced HiDemand 200 and HiDemand 400 graphic arts scanner products from the market. This interrupted and delayed sales efforts in progress with respect to the Company's previous flatbed scanner lines.

During the first quarter of 1999 the Company also began to implement a more extensive direct telemarketing program, focusing on geographic areas which are not adequately served by the Company's distribution channels, and on selected vertical market opportunities, including professional photographic markets. Contribution to overall sales through this direct sales channel is expected to increase in future periods.

Gross Margins. Gross margins for the three month period ended March 31, 1999 increased to 16% from 8% in the comparable period in 1998. Changes in gross margins reflect a series of interacting factors. In general, gross margins have improved, and are expected to improve during 1999, as a result of reduced production overhead and indirect production expenses, associated with the Company's continuing overhead and expense control measures and with the Company's increased outsourcing of production and assembly services. Production overhead and indirect production costs have declined in absolute terms, and are expected to continue to decline over the immediate future; at the same time, sales have increased, and are expected to continue increasing, decreasing such production costs as a percentage of sales. Both factors contribute to improved margins.

Offsetting these positive factors in part, the Company reduced pricing on its older generation drum scanner products and on its ScanMaster 2500 flatbed scanner during the first quarter of 1999, to improve the competitive position of such products and to deplete existing component and parts inventories associated with these older products prior to increased promotion of the Company's new HiResolve drum scanner products. These price reductions had an adverse effect on gross margins, which should decline as the transition to newer, higher margin products accelerates over the next quarter. Price competition, however, is expected to increase over time in the graphic arts market and the Company is prepared to adjust prices as necessary to maintain competitive position. Offsetting these factors, gross margins in the Company's graphic arts product lines in future periods are expected to benefit from an increasing percentage of sales and an anticipated increase in sales of higher margin products.

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 1999 decreased slightly from $255,179 in 1998 to $250,433 in 1999. The decrease results primarily from planned reductions in manpower. During the first quarter of 1999, continuing reductions in personnel expenses were offset in part by variable costs associated with final release of the Company's HiResolve drum scanner line, including increased regulatory and compliance testing, subcontracting services and expenses related to engineering change orders. Additionally, non-recurring prototyping expenses associated with development of the Company's compact automated print scanner occurred during this period. The Company expects to continue reducing costs and overhead associated with engineering and product development, in absolute terms as a percentage of sales, as it increases its utilization of outside and contract engineering resources as appropriate. In general, the Company seeks to shift its engineering and development priorities, and the allocation of its engineering and development resources, to its medical business opportunities.

General and Administrative. General and administrative expenses in the three month period ended March 31, 1999 were materially increased by a $186,662 returns reserve established to permit the Company to take back discontinued HiDemand 400 graphic arts scanner products to encourage resellers and customers to acquire new Scanview products, especially in reseller demonstration locations, and a non-recurring expense of $21,142 associated with the write off of tooling and inventories associated with the discontinued HiDemand 400 product. Prior to accounting for this reserve, and write down, first quarter general and administrative expenses, decreased slightly from $362,420 in 1998 to $346,502 in 1999. Giving effect to the HiDemand 400 reserve and write downs, first quarter general and administrative expenses were $554,306 in 1999. During the first quarter of 1999, reductions of $77,000 in personnel expenses were offset by non-recurring increases in the Company's provision for doubtful accounts and corporate communications expenses. The Company also elected to change its accounting practices with respect to reserving for vacation pay, reserving on a monthly basis instead of annually in December of each year. The Company expects general and administrative expenses to go down during 1999, as a percentage of sales and in absolute terms.

Marketing and Sales Expenses. Marketing and sales expenses in the three month period ended March 31, 1999 decreased slightly from $464,193 in 1998 to $454,891 in 1999. During this period, the Company eliminated $75,782 in personnel expenses previously related to marketing, while decreasing personnel expenses related to sales from $239,940 in the first quarter of 1998 to $205,930 in the first quarter of 1999. During the same periods, the Company increased advertising, promotional and trade show expenses associated with new product launches. Commissions payable to inside sales representatives increased in the first quarter of 1999 as a result of increased sales. Effective in April of 1999, the Company has changed its sales compensation structure to provide compensation on the basis of gross margins, rather than net sales. The Company expects marketing and sales expenses to increase in absolute terms, while remaining relatively constant as a percentage of sales.

Interest Expense. Net interest expense of $1,694,594 includes interest expense of $1,671,158 relative to the conversion of Convertible Subordinated Debentures as required by Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt". This charge is wholly offset by a corresponding accounting increase to additional paid-in capital by $1,671,158. The charge and corresponding benefit relate to the conversion to equity during the first quarter of 1999 of $1,764,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture"). In December 1998, the Company provided for a temporary reduction in the conversion price of the 9% Debenture to encourage conversion to common stock, and thereby reduce cash interest expenses, and sinking fund payments associated with the 9% debenture. See "Liquidity and Capital Resources".

As a result of the foregoing, the Company recorded a net loss of $2,697,448 or $0.23 per share for the three month period ended March 31, 1999 on sales of $1,561,133 compared to a net loss of $1,053,182 or $0.12 per share from the same period in 1998.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, of which $3,000,000 was available at March 31, 1999.

At March 31, 1999 the Company had current assets of $4,569,244, current liabilities of $2,598,645 and working capital of $1,970,599. The ratio of current assets to current liabilities was 1.8:1

In the third quarter of 1998, the Company borrowed, (i) $565,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $200,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (The "Notes"). Principal on these Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company.

In February 1999, the Company repaid $65,000 to Mr. Robert Howard. As of March 31, 1999, the Company owed (i) $500,000 to Mr. Robert Howard, and (ii) $200,000 to Dr. Lawrence Howard.

The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1999 and the line of credit available under the Revolving Loan Agreement with its Chairman.

As of December 31, 1998, the Company's outstanding balance on its $8,000,000, 9% Convertible Subordinated Debentures (the "Debentures"), which come due 2001, was $1,881,000. The Debentures were convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events. On December 31, 1998, the Company and the Trustee of the Debentures entered into a Second Supplemental Indenture (the "Agreement"). The purpose of the Agreement was to reduce the conversion price for the Debentures from $19.00 per share to $1.00 per share, subject to adjustment as set forth in the Indenture, during the period from December 31, 1998 through March 23, 1999. Under the Agreement, Debentures owned by related parties in the principal amount of $300,000 were converted into 300,000 shares of Common Stock, at the conversion price of $1.00 per share on December 31, 1998. Interest expense and corresponding credit to additional paid-in capital of $284,211 were recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of Statement of Financial Accounting Standards No. 84, ("SFAS No. 84") "Induced Conversions of Convertible Debt".

During the period from January 1, 1999 through March 23, 1999 Debentures in the principal amount of $1,764,000 were converted into 1,764,000 shares of Common Stock, at the conversion price of $1.00 per share. Interest expense and corresponding credit to additional paid-in capital of $1,671,158 was recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of SFAS No. 84. As of March 31, 1999 there was $117,000 in the principal amount of Debentures outstanding.

In February 1999, the Company borrowed, (i) $250,000 from unrelated parties, and
(ii) $30,000 from Mr. W. Scott Parr, the Company's President, Chief Executive Officer, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes are payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rated of 7% per annum, beginning on December 31, 1999 and each succeeding year during the terms hereof. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitles the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share .

Subsequent Events

In April 1999, the Company borrowed an additional $410,000 from unrelated parties and issued to these lenders an equal principal amount of Promissory Notes.

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

Costs related to the Year 2000 issue are expensed as incurred and are funded through operating cash flows. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 program is approximately $40,000. The Company expensed approximately $5,000 related to the cost of upgrading non-compliant hardware. Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment.

Item 3.   Quantitative  and  Qualitative   Disclosures  about  Market  Risk  Not
          applicable.

PART II   OTHER INFORMATION


Item 2.   Changes in Securities

     In February 1999, the Company entered into an agreement to borrow $280,000 pursuant to Promissory Notes. See "Liquidity and Capital Resources". These notes were issued in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Form of Convertible Promissory Note between unrelated investors and the Company.

     27 Financial Data Schedule


     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Howtek, Inc.
                                    ----------------------
                                        (Company)



Date: May 14, 1999               By:    /s/ W. Scott Parr
      ------------                      ---------------------------------------
                                        W. Scott Parr
                                        President, Chief Executive Officer,
                                        Director


Date: May 14, 1999                  By:  /s/ Robert J. Lungo
      ------------                      ---------------------------------------
                                        Robert J. Lungo
                                        Vice President Finance,
                                        Chief Financial Officer