Form 10-Q
period 1999-06-30
HOWTEK INC
filed 1999-08-13
CIK 749660

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES __X__   NO _____.

     As of the close of business on August 4, 1999 there were 12,919,296 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                            PAGE
PART I      FINANCIAL INFORMATION

  Item 1    Financial Statements

            Balance Sheets as of June 30, 1999
             (unaudited) and December 31, 1998                              3

            Statements  of  Operations  for the three month  periods
            ended June 30, 1999 and 1998 (unaudited) and for the six
            month periods ended June 30, 1999 and 1998
            (unaudited)                                                     4

            Statement of Changes in Stockholders' Equity
            for the six month period ended June 30, 1999
            (unaudited)                                                     5

            Statements of Cash Flows for the six month periods
            ended June 30, 1999 and 1998 (unaudited)                        6

            Notes to Financial Statements (unaudited)                       7


  Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8-13

  Item 3    Quantitative and Qualitative Disclosures about Market Risk      13


PART II     OTHER INFORMATION

  Item 2    Changes in Securities                                           13

  Item 5    Other Information                                               13

  Item 6    Exhibits and Reports on Form 8-K                                14


Signatures                                                                  15

                                  HOWTEK, INC.

                                 Balance Sheets

                                                        June 30, 1999    December 31, 1998
                                                        -------------    -----------------
                                                         (unaudited)
Assets
Current assets:
  Cash and equivalents                                   $    260,944      $    182,724
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $91,000 in 1999 and $118,000 in 1998                1,759,799         1,570,081
  Inventory                                                 2,850,916         2,927,082
  Prepaid and other                                           114,881           118,689
                                                         ------------      ------------
      Total current assets                                  4,986,540         4,798,576
                                                         ------------      ------------
Property and equipment:
  Equipment                                                 2,601,603         2,534,635
  Leasehold improvements                                       31,565            27,765
  Motor vehicles                                                6,050             6,050
                                                         ------------      ------------
                                                            2,639,218         2,568,450
  Less accumulated depreciation and amortization            1,921,303         1,717,445
                                                         ------------      ------------
      Net property and equipment                              717,915           851,005
                                                         ------------      ------------
Other assets:
  Software development costs, net                             540,187           626,577
  Debt issuance costs, net                                     47,503            57,682
  Patents, net                                                 15,174            17,581
                                                         ------------      ------------
      Total other assets                                      602,864           701,840
                                                         ------------      ------------
      Total assets                                       $  6,307,319      $  6,351,421
                                                         ============      ============

         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                       $  1,454,622      $  1,086,775
  Accrued interest                                             91,462            37,641
  Accrued vacation pay                                         91,657            84,875
  Accrued expenses                                            157,966           224,704
  Loan payable to related parties                             700,000           765,000
                                                         ------------      ------------
      Total current liabilities                             2,495,707         2,198,995

Loan payable to related parties                               280,000              --
Loan payable to unrelated parties                             660,000              --
Convertible subordinated debentures                           117,000         1,881,000
                                                         ------------      ------------
      Total liabilities                                     3,552,707         4,079,995
                                                         ------------      ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 12,987,172 in 1999
    and 11,128,082 shares in 1998; outstanding
    12,919,296 in 1999 and 11,060,206 shares in 1998          129,871           111,281
  Additional paid-in capital                               51,444,551        47,938,799
  Accumulated deficit                                     (47,869,546)      (44,828,390)
  Treasury stock at cost (67,876 shares)                     (950,264)         (950,264)
                                                         ------------      ------------
      Stockholders' equity                                  2,754,612         2,271,426
                                                         ------------      ------------
      Total liabilities and stockholders' equity         $  6,307,319      $  6,351,421
                                                         ============      ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                  Three Months                     Six Months
                                                    June 30,                        June 30,
                                         ----------------------------    ----------------------------
                                             1999            1998           1999             1998
                                         ------------    ------------    ------------    ------------
                                                 (unaudited)                      (unaudited)
Sales                                    $  1,902,608    $  1,171,625    $  3,463,741    $  2,125,882
Cost of Sales                               1,416,882       1,017,521       2,721,239       1,893,832
                                         ------------    ------------    ------------    ------------
Gross Margin                                  485,726         154,104         742,502         232,050
                                         ------------    ------------    ------------    ------------
Operating expenses:
  Engineering and product development         177,166         254,186         427,599         509,365
  General and administrative                  212,238         327,198         766,544         689,618
  Marketing and sales                         406,411         336,963         861,302         801,156
                                         ------------    ------------    ------------    ------------
      Total operating expenses                795,815         918,347       2,055,445       2,000,139

                                         ------------    ------------    ------------    ------------
Loss from operations                         (310,089)       (764,243)     (1,312,943)     (1,768,089)

Interest expense - net                         33,619          54,673       1,728,213         104,009
                                         ------------    ------------    ------------    ------------

Net loss                                 $   (343,708)   $   (818,916)   $ (3,041,156)   $ (1,872,098)
                                         ============    ============    ============    ============

Net loss per share
     Basic and diluted                   $      (0.03)   $      (0.08)   $      (0.25)   $      (0.20)

Weighted average number of shares used
  in computing earnings per share
     Basic and diluted                     12,826,296       9,961,305      12,245,069       9,513,245

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                  Statement of Changes in Stockholders' Equity

                                                Common Stock
                                        --------------------------     Additional
                                          Number of                      Paid-in       Accumulated      Treasury      Stockholders'
                                        Shares Issued    Par Value       Capital          Deficit         Stock          Equity
                                        -------------     --------     -----------     ------------     ---------      -----------
Balance at December 31, 1998             11,128,082       $111,281     $47,938,799     $(44,828,390)    $(950,264)     $ 2,271,426

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures                 1,764,000         17,639       3,417,519                                       3,435,158

Issuance of common stock
  for payment of debt                        95,090            951          88,233                                          89,184

Net loss                                       --             --              --         (3,041,156)         --        (3,041,156)
                                         ----------       --------     -----------     ------------     ---------     -----------

Balance at June 30, 1999                 12,987,172       $129,871     $51,444,551     $(47,869,546)    $(950,264)    $ 2,754,612
                                         ==========       ========     ===========     ============     =========     ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                       Six Months      Six Months
                                                     June 30, 1999    June 30, 1998
                                                     -------------    -------------
                                                      (unaudited)      (unaudited)
Cash flows from operating activities:
  Net loss                                            $(3,041,156)     $(1,872,098)
  Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
  Depreciation                                            203,858          214,711
  Amortization                                            150,587          110,582
  Interest relative to conversion of Convertible        1,671,158             --
    Subordinated Debentures
 (Increase) decrease:
    Accounts receivable                                  (189,718)         514,581
    Inventory                                              76,166          252,588
    Other current assets                                    3,808          (60,283)
  Increase (decrease):
    Accounts payable                                      367,847         (251,874)
    Accrued expenses                                       (6,135)         (35,269)
                                                      -----------      -----------
      Total adjustments                                 2,277,571          745,036
                                                      -----------      -----------

      Net cash used for  operating activities            (763,585)      (1,127,062)
                                                      -----------      -----------

Cash flows from investing activities:
  Patents, software development and other                 (51,611)         (86,033)
  Additions to property and equipment                     (70,768)         (96,929)
                                                      -----------      -----------
      Net cash used for investing activities             (122,379)        (182,962)
                                                      -----------      -----------

Cash flows from financing activities:
  Issuance of common stock for cash                        89,184        1,709,466
  Proceeds of loan from related parties                   215,000             --
                                                                       -----------
  Proceeds of loan from unrelated parties                 660,000             --
                                                      -----------      -----------
      Net cash provided by financing activities           964,184        1,709,466
                                                      -----------      -----------

    Increase (decrease) in cash and equivalents            78,220          399,442
    Cash and equivalents, beginning of period             182,724          235,326
                                                      -----------      -----------
    Cash and equivalents, end of period               $   260,944      $   634,768
                                                      ===========      ===========

Supplemental disclosure of cash flow information:
  Interest paid                                       $     5,265      $   107,611
                                                      ===========      ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                  June 30, 1999


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

     As of June 30, 1999, the Company had $3,000,000 available for future borrowings under the Loan Agreement.

     In the third quarter of 1998, the Company borrowed, (i) $565,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $200,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (the "Notes"). Principal on the Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. In February 1999, the Company repaid $65,000 to Mr. Robert Howard. As of June 30, 1999, the Company owed (i) $500,000 to Mr. Robert Howard, and (ii) $200,000 to Dr. Lawrence Howard.

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

Results of Operations

Overview

     Since beginning a turn-around program in early 1998, Howtek has become more focused on medical product opportunities and has demonstrated consistent year to year growth in medical product sales. The Company believes its MultiRAD(TM) radiological film digitizers are distinguished in markets for computer assisted mammography, teleradiology and medical image archiving on the basis of proprietary, solid state "Red LED" illumination systems, elimination of fluorescent tubes, superior image quality and value. The Company's medical business operates at higher gross margins than Howtek's traditional graphic arts business. Further, because the Company works primarily with systems integrators in the sale of Howtek medical film digitizers, operating costs associated with support of the medical product business are lower than comparable costs in the Company's traditional graphic arts segment. For these reasons, increased medical sales are expected to be a continuing and increasingly important factor in Howtek's plan to improve its overall financial performance.

     Howtek has now completed updating all key graphic arts hardware and software product lines. The Company introduced its new HiResolve(TM) line of exceptionally high-resolution drum scanners during the fourth quarter of 1998. During the first quarter of 1999, Howtek secured exclusive rights to market and sell the award winning Scanview flatbed scanner line in the United States and Canada, with the first sales of Scanview products occurring at the end of March 1999. In February 1999, Howtek introduced the Digital PhotoLab(TM) software system, acquired on an exclusive basis from a third party. Digital PhotoLab is used together with Howtek drum scanners to meet the needs of photo professionals using negative original images, producing final images on high-speed photographic paper, and printing on a new generation of wide format color inkjet printers.

     An additional element in the Company's improved performance has been a rethinking and a restructuring of the way Howtek operates, to achieve more productivity while reducing costs. In manufacturing, the Company is now working with a series of high-value manufacturing resources to outsource key manufacturing tasks and components. This process is substantially complete for the Company's medical products, and is expected to be completed for the Company's graphic arts products, with limited exceptions, by the end of the third quarter of 1999. This outsourcing has permitted a substantial reduction in direct and indirect manufacturing costs and expenses. In other operating areas, the Company has achieved overall expense reductions while increasing sales and while increasing its investments in marketing and sales activities.

Quarter Ended June 30, 1999 compared to Quarter Ended June 30, 1998

Sales. Sales for the three months ended June 30, 1999 were $1,902,608, an increase of $730,983 or 62% from the comparable period in 1998. Sales for the six months ended June 30, 1999 were $3,463,741, an increase of $1,337,859 or 63% from the comparable period in 1998.

The Company continues to emphasize its medical business opportunities. Sales of the Company's medical imaging products increased 65% from $253,870 in the quarter ended June 30, 1998 to $419,469 over the comparable period in 1999, and increased 66% from $429,174 in the six month period ended June 30, 1998 to $714,123 for the six month period ended June 30, 1999. Sales of the Company's prepress and graphic arts products increased 52%, from $712,514 in the quarter ended June 30, 1998 to $1,081,043 over the comparable period in 1999, and increased 63% from $1,211,270 in the six month period ended June 30, 1998 to $1,979,322 for the six month period ended June 30, 1999. Increased sales are attributed by management to the introduction of its new HiResolve drum scanner product during the fourth quarter of 1998, the introduction of its new Digital PhotoLab products in the first quarter of 1999, and increased marketing and advertising investments. Also, during the first quarter of 1999, the Company completed its exclusive agreement to market and sell the award winning Scanview flatbed scanner line in the United States and Canada, with its first sales occurring at the end of March 1999.

During the second quarter of 1999 the Company revised its domestic graphic arts sales program, with an increased emphasis on direct mail, telephone identification, screening and qualification of prospects, and a balance between dealer driven and direct sales efforts. Contribution to overall sales through this direct sales channel is expected to increase in future periods.

Gross Margins. Gross margins for the three and six month periods ended June 30, 1999 increased to 26% and 21%, respectively, from 13% and 11%, respectively, in the comparable periods in 1998. Gross margins have improved, and are expected to further improve during 1999, as a result of reduced production overhead and indirect production expenses, associated with the Company's continuing overhead and expense control measures and with the Company's increased outsourcing of production and assembly services. Production overhead and indirect production costs have declined in absolute terms, and are expected to continue to decline over the immediate future; at the same time, sales have increased, decreasing such production costs as a percentage of sales. Both factors continue to contribute to improved margins.

Engineering and Product Development. Engineering and product development costs for the three month period ended June 30, 1999 decreased 30% from $254,186 in 1998 to $177,166 in 1999. Engineering and product development costs for the six month period ended June 30, 1999 decreased 16% from $509,365 in 1998 to $427,599 in 1999. The decrease results primarily from reductions in personnel expenses. The Company expects to continue reducing costs and overhead associated with engineering and product development, in absolute terms as a percentage of sales, as it increases its utilization of outside and contract engineering resources as appropriate. In general, the Company seeks to shift its engineering and development priorities, and the allocation of its engineering and development resources, to its medical business opportunities.

General and Administrative. General and administrative expenses in the three month period ended June 30, 1999 decreased 35% from $327,198 in 1998 to $212,238 in 1999. General and administrative expenses in the six month period ended June 30, 1999 increased due to the $186,662 returns reserve established in the first quarter of 1999 to permit the Company to take back discontinued HiDemand 400 graphic arts scanner products to encourage resellers and customers to acquire new Scanview products, especially in reseller demonstration locations, and a non-recurring expense of $21,142 associated with the write off of tooling and inventories associated with the discontinued HiDemand 400 product. Prior to accounting for this reserve, and write down, the general and administrative expenses for the six month period ended June 30, 1999, decreased 19% from $689,618 in 1998 to $558,740 in 1999. This decrease is due primarily to reductions in personnel expenses. Giving effect to the HiDemand 400 reserve and write downs, the general and administrative expenses for the six month period ended June 30, 1999 were $766,544 in 1999. The Company expects general and administrative expenses to decline during the balance of 1999 as compared to 1998, as a percentage of sales and in absolute terms.

Marketing and Sales Expenses. Marketing and sales expenses in the three month period ended June 30, 1999 increased 21% from $336,963 in 1998 to $406,411 in 1999. Marketing and sales expense in the six month period ended June 30, 1999 increased slightly from $801,156 in 1998 to $861,302 in 1999. The increase results primarily from increases in advertising, promotional and trade show expenses. Commissions payable to inside sales representatives increased as a result of increased sales. Effective in April of 1999, the Company changed its sales compensation structure to provide compensation on the basis of gross margins, rather than net sales. The Company expects marketing and sales expenses to increase in 1999 as compared to 1998, while remaining relatively constant as a percentage of sales.

Interest Expense. Net interest expense of $1,728,213 for the six month period ended June 30, 1999 includes interest expense of $1,671,158 relative to the conversion of Convertible Subordinated Debentures as required by Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt". This charge is wholly offset by a corresponding accounting increase to additional paid-in capital by $1,671,158. The charge and corresponding benefit relate to the conversion to equity during the first quarter of 1999 of $1,764,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture"). In December 1998, the Company provided for a temporary reduction in the conversion price of the 9% Debenture to encourage conversion to common stock, and thereby reduce cash interest expenses, and sinking fund payments associated with the 9% Debenture. See "Liquidity and Capital Resources".

As a result of the foregoing, the Company recorded a net loss of $343,708 or $0.03 per share for the quarter ended June 30, 1999 on sales of $1,902,608 compared to a net loss of $818,916 or $0.08 per share for the same period in 1998 on sales of $1,171,625.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, of which $3,000,000 was available at June 30, 1999.

At June 30, 1999 the Company had current assets of $4,986,540, current liabilities of $2,495,707 and working capital of $2,490,833. The ratio of current assets to current liabilities was 2:1

In the third quarter of 1998, the Company borrowed, (i) $565,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $200,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (The "Notes"). Principal on these Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company.

In February 1999, the Company repaid $65,000 to Mr. Robert Howard. As of June 30, 1999, the Company owed (i) $500,000 to Mr. Robert Howard, and (ii) $200,000 to Dr. Lawrence Howard. The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1999 and the line of credit available under the Revolving Loan Agreement with its Chairman.

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

During the period from January 1, 1999 through March 23, 1999 Debentures in the principal amount of $1,764,000 were converted into 1,764,000 shares of Common Stock, at the conversion price of $1.00 per share. Interest expense and corresponding credit to additional paid-in capital of $1,671,158 was recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of SFAS No. 84. As of June 30, 1999 there was $117,000 in principal amount of Debentures outstanding.

During the first six months of 1999, the Company borrowed, (i) $660,000 from unrelated parties, (ii) $30,000 from Mr. W. Scott Parr, the Company's President, Chief Executive Officer, and (iii) $250,000 from Mr. Robert Howard, the Company's Chairman, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes are payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rated of 7% per annum, beginning on December 31, 1999 and each succeeding year during the terms hereof. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitles the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share.

Subsequent Events

In July 1999, the Company borrowed an additional $60,000 from Mr. Robert Howard and issued an equal principal amount of Promissory Notes.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.


PART II OTHER INFORMATION

Item 2. Changes in Securities

     During the first six months of 1999, the Company entered into an agreement to borrow $940,000 pursuant to Promissory Notes. See "Liquidity and Capital Resources". These notes were issued in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and; or Regulation D thereunder.

Item 5. Other Information

     The bid price for the Company's common stock has recently fallen below the $1 bid level required for continued trading of the Company's common stock on the Nasdaq Small Cap Market. The Company has been notified by Nasdaq that its listing will be reviewed by Nasdaq in October, 1999, to determine whether required bid levels have been achieved. If the bid price continues to be below the level required by Nasdaq the Company may seek an extension of time to take corrective actions, which may consist of or include effecting a reverse stock split of its common stock. The Company cannot assure that its common stock will continue to be traded on the Nasdaq Market.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Form of Convertible Promissory Note between investors and the Company.


     27   Financial Data Schedule


     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Howtek, Inc.
                                             (Company)


Date:  August 13, 1999                  By:  /s/ W. Scott Parr
                                             -----------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director


Date:  August 13, 1999                  By:  /s/ Annette L. Heroux
                                             -----------------------------------
                                             Annette L. Heroux
                                             Vice President Finance,
                                             Chief Financial Officer