Form 10-Q
period 1999-09-30
HOWTEK INC
filed 1999-11-12
CIK 749660

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

     As of the close of business on November 8, 1999 there were 13,019,296 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                           PAGE
PART I   FINANCIAL INFORMATION

  Item 1 Financial Statements

         Balance Sheets as of September 30, 1999
         (unaudited) and December 31, 1998                                 3

         Statements of Operations for the three
         month periods ended September 30, 1999 and
         1998 (unaudited) and for the nine month
         periods ended September 30, 1999 and 1998
         (unaudited)                                                       4

         Statement of Changes in Stockholders' Equity
         for the nine month period ended September 30, 1999
         (unaudited)                                                       5

         Statements of Cash Flows for the nine month periods
         ended September 30, 1999 and 1998 (unaudited)                     6

         Notes to Financial Statements (unaudited)                         7


  Item 2 Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8-13

  Item 3 Quantitative and Qualitative Disclosures about Market Risk        13


PART II  OTHER INFORMATION

  Item 2 Changes in Securities                                             13

  Item 4 Submission of Matters to a Vote of Security Holders               13-14

  Item 5 Other Information                                                 14

  Item 6 Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 16

                                  HOWTEK, INC.

                                 Balance Sheets

                                                       September 30, 1999  December 31, 1998
                                                       ------------------  -----------------
                        Assets                             (unaudited)
Current assets:
  Cash and equivalents                                    $    225,989       $    182,724
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $88,000 in 1999 and $118,000 in 1998                 1,936,925          1,570,081
  Inventory                                                  2,747,417          2,927,082
  Prepaid and other                                             76,618            118,689
                                                          ------------       ------------
      Total current assets                                   4,986,949          4,798,576
                                                          ------------       ------------

Property and equipment:
  Equipment                                                  2,677,777          2,534,635
  Leasehold improvements                                        33,321             27,765
  Motor vehicles                                                 6,050              6,050
                                                          ------------       ------------
                                                             2,717,148          2,568,450
  Less accumulated depreciation and amortization             2,028,028          1,717,445
                                                          ------------       ------------
      Net property and equipment                               689,120            851,005
                                                          ------------       ------------

Other assets:
  Software development costs, net                              488,762            626,577
  Debt issuance costs, net                                      42,413             57,682
  Patents, net                                                  13,971             17,581
                                                          ------------       ------------
      Total other assets                                       545,146            701,840
                                                          ------------       ------------

      Total assets                                        $  6,221,215       $  6,351,421
                                                          ============       ============

         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                        $  1,413,439       $  1,086,775
  Accrued interest                                             162,471             37,641
  Accrued vacation pay                                          85,821             84,875
  Accrued expenses                                             197,252            224,704
  Loan payable to related parties                              700,000            765,000
                                                          ------------       ------------
      Total current liabilities                              2,558,983          2,198,995

Loan payable to related parties                                590,000               --
Loan payable to unrelated parties                              660,000               --
Convertible subordinated debentures                            117,000          1,881,000
                                                          ------------       ------------
      Total liabilities                                      3,925,983          4,079,995
                                                          ------------       ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 13,087,172 in 1999
    and 11,128,082 shares in 1998; outstanding
    13,019,296 in 1999 and 11,060,206 shares in 1998           130,871            111,281
  Additional paid-in capital                                51,543,551         47,938,799
  Accumulated deficit                                      (48,428,926)       (44,828,390)
  Treasury stock at cost (67,876 shares)                      (950,264)          (950,264)
                                                          ------------       ------------
      Stockholders' equity                                   2,295,232          2,271,426
                                                          ------------       ------------

      Total liabilities and stockholders' equity          $  6,221,215       $  6,351,421
                                                          ============       ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                     Three Months                         Nine Months
                                                     September 30,                       September 30,
                                            -------------------------------       -------------------------------
                                                1999              1998               1999               1998
                                             (unaudited)       (unaudited)        (unaudited)        (unaudited)
Sales                                       $  1,614,930       $  1,231,519       $  5,078,671       $  3,357,401
Cost of Sales                                  1,176,456            929,690          3,897,695          2,823,522
                                            ------------       ------------       ------------       ------------
Gross Margin                                     438,474            301,829          1,180,976            533,879
                                            ------------       ------------       ------------       ------------
Operating expenses:
  Engineering and product development            205,127            299,442            632,726            808,807
  General and administrative                     293,066            316,279          1,059,610          1,005,897
  Marketing and sales                            460,735            450,496          1,322,037          1,251,652
                                            ------------       ------------       ------------       ------------
      Total operating expenses                   958,928          1,066,217          3,014,373          3,066,356

                                            ------------       ------------       ------------       ------------
Loss from operations                            (520,454)          (764,388)        (1,833,397)        (2,532,477)

Interest expense - net                            38,926             47,169          1,767,139            151,178
                                            ------------       ------------       ------------       ------------

Net loss                                    $   (559,380)      $   (811,557)      $ (3,600,536)      $ (2,683,655)
                                            ============       ============       ============       ============

Net loss per share
     Basic and diluted                      $      (0.04)      $      (0.08)      $      (0.29)      $      (0.27)

Weighted average number of shares used
  in computing earnings per share
     Basic and diluted                        12,923,644         10,760,206         12,473,746          9,933,466

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                  Statement of Changes in Stockholders' Equity

                                                  Common Stock
                                         ----------------------------    Additional
                                           Number of                      Paid-in      Accumulated      Treasury       Stockholders'
                                         Shares Issued     Par Value      Capital        Deficit          Stock           Equity
                                         -------------   ------------   ------------   ------------    ------------    -------------

Balance at December 31, 1998                11,128,082   $    111,281   $ 47,938,799   $(44,828,390)   $   (950,264)   $  2,271,426

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures                    1,764,000         17,639      3,417,519                                      3,435,158

Issuance of common stock
  for payment of debt                          195,090          1,951        187,233                                        189,184

Net loss                                          --             --             --       (3,600,536)           --        (3,600,536)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance at September 30, 1999               13,087,172   $    130,871   $ 51,543,551   $(48,428,926)   $   (950,264)   $  2,295,232
                                          ============   ============   ============   ============    ============    ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                          Nine Months        Nine Months
                                                      September 30, 1999  September 30, 1998
                                                      ------------------  ------------------
                                                         (unaudited)         (unaudited)
Cash flows from operating activities:
  Net income (loss)                                      $(3,600,537)        $(2,683,655)
                                                         -----------         -----------
  Adjustments  to reconcile  net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                                               310,583             331,691
  Amortization                                               225,880             165,873
  Interest relative to conversion of Convertible           1,671,158                --
 (Increase) decrease:
    Accounts receivable                                     (366,844)            346,969
    Inventory                                                179,665             307,337
    Other current assets                                      42,071             (28,168)
  Increase (decrease):
    Accounts payable                                         326,664            (256,224)
    Accrued expenses                                          98,324             165,526
                                                         -----------         -----------
      Total adjustments                                    2,487,501           1,033,004
                                                         -----------         -----------

      Net cash provided by (used for)
       operating activities                               (1,113,036)         (1,650,651)
                                                         -----------         -----------

Cash flows from investing activities:
  Patents, software development and other                    (69,186)           (157,875)
  Additions to property and equipment                       (148,697)           (206,280)
                                                         -----------         -----------
      Net cash used for investing activities                (217,883)           (364,155)
                                                         -----------         -----------

Cash flows from financing activities:
  Issuance of common stock for cash                          189,184           1,709,466
  Proceeds of loan from related parties                      525,000             300,000
  Proceeds of loan from unrelated parties                    660,000                --
                                                         -----------         -----------
      Net cash provided by financing activities            1,374,184           2,009,466
                                                         -----------         -----------

    Increase (decrease) in cash and equivalents               43,265              (5,340)
    Cash and equivalents, beginning of period                182,724             235,326
                                                         -----------         -----------
    Cash and equivalents, end of period                  $   225,989         $   229,986
                                                         ===========         ===========

Supplemental disclosure of cash flow information:
  Interest paid                                          $     5,265         $   107,611
                                                         ===========         ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                               September 30, 1999


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

     As of September 30, 1999, the Company had $2,750,000 available for future borrowings under the Loan Agreement.

     In the third quarter of 1998, the Company borrowed, (i) $565,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $200,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (the "Notes"). Principal on the Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. In February 1999, the Company repaid $65,000 to Mr. Robert Howard. As of September 30, 1999, the Company owed (i) $500,000 to Mr. Robert Howard, and (ii) $200,000 to Dr. Lawrence Howard.

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

     Howtek has now completed updating all key graphic arts hardware and software product lines. The Company introduced its new HiResolveTM line of exceptionally high-resolution drum scanners during the fourth quarter of 1998. During the first quarter of 1999, Howtek secured rights to market and sell the award winning Scanview flatbed scanner line in the United States and Canada, with the first sales of Scanview products occurring at the end of March 1999. In February 1999, Howtek introduced the Digital PhotoLabTM software system, acquired on an exclusive basis from a third party. Digital PhotoLab is used together with Howtek drum scanners to meet the needs of photo professionals using negative original images, producing final images on high-speed photographic paper, and printing on a new generation of wide format color inkjet printers.

     An additional element in the Company's improved performance has been a rethinking and a restructuring of the way Howtek operates, to achieve more productivity while reducing costs. In manufacturing, the Company is now working with a series of high-value manufacturing resources to outsource key manufacturing tasks and components. This process is substantially complete. This outsourcing has permitted a substantial reduction in direct and indirect manufacturing costs and expenses. In other operating areas, the Company has achieved overall expense reductions while increasing sales and while increasing its investments in marketing and sales activities.

Quarter Ended September 30, 1999 compared to Quarter Ended September 30, 1998 and Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

Sales. Sales for the three months ended September 30, 1999 were $1,614,930, an increase of $383,411 or 31% from the comparable period in 1998. Sales for the nine months ended September 30, 1999 were $5,078,671, an increase of $1,721,270 or 51% from the comparable period in 1998.

The Company continues to emphasize its medical business opportunities. Sales of the Company's medical imaging products increased 30% from $336,370 in the quarter ended September 30, 1998 to $436,237 over the comparable period in 1999, and increased 51% from $761,764 in the nine month period ended September 30, 1998 to $1,150,360 for the nine month period ended September 30, 1999. Sales of the Company's prepress and graphic arts products increased 17%, from $568,455 in the quarter ended September 30, 1998 to $665,460 over the comparable period in 1999, and increased 36% from $1,943,657 in the nine month period ended September 30, 1998 to $2,644,782 for the nine month period ended September 30, 1999. Increased sales are due to the introduction of its new HiResolve(TM) drum scanner product during the fourth quarter of 1998, the introduction of its new Digital PhotoLab(TM) products in the first quarter of 1999, and increased marketing and advertising investments. Also, during the first quarter of 1999, the Company completed its exclusive agreement to market and sell the award winning Scanview flatbed scanner line in the United States and Canada, with its first sales occurring at the end of March 1999.

Gross Margins. Gross margins for the three and nine month periods ended September 30, 1999 increased to 27% and 23%, respectively, from 25% and 16%, respectively, in the comparable periods in 1998. Gross margins have improved, and are expected to further improve during 1999, as a result of reduced production overhead and indirect production expenses, associated with the Company's continuing overhead and expense control measures and with the Company's increased outsourcing of production and assembly services. Production overhead and indirect production costs have declined in absolute terms, and are expected to continue to decline over the immediate future; at the same time, sales have increased, decreasing such production costs as a percentage of sales. Both factors continue to contribute to improved margins.

Engineering and Product Development. Engineering and product development costs for the three month period ended September 30, 1999 decreased 31% from $299,442 in 1998 to $205,127 in 1999. Engineering and product development costs for the nine month period ended September 30, 1999 decreased 22% from $808,807 in 1998 to $632,726 in 1999. The decrease results primarily from reductions in personnel expenses. The Company expects to continue reducing costs and overhead associated with engineering and product development, in absolute terms and as a percentage of sales, as it increases its utilization of outside and contract engineering resources as appropriate. In general, the Company seeks to shift its engineering and development priorities, and the allocation of its engineering and development resources, to its medical business opportunities.

General and Administrative. General and administrative expenses in the three month period ended September 30, 1999 decreased slightly from $316,279 in 1998 to $293,066 in 1999. General and administrative expenses in the nine month period ended September 30, 1999 increased due to the $186,662 returns reserve established in the first quarter of 1999 to permit the Company to take back discontinued HiDemand 400 graphic arts scanner products to encourage resellers and customers to acquire new Scanview products, especially in reseller demonstration locations, and a non-recurring expense of $21,142 associated with the write off of tooling and inventories associated with the discontinued HiDemand 400 product. Prior to accounting for this reserve, and write down, the general and administrative expenses for the nine month period ended September 30, 1999, decreased 15% from $1,005,897 in 1998 to $851,806 in 1999. This decrease is due primarily to reductions in personnel expenses. Giving effect to the HiDemand 400 reserve and write downs, the general and administrative expenses for the nine month period ended September 30, 1999 were $1,059,610 in 1999. The Company expects general and administrative expenses to decline during the balance of 1999 as compared to 1998, as a percentage of sales and in absolute terms.

Marketing and Sales Expenses. Marketing and sales expenses in the three month period ended September 30, 1999 increased slightly from $450,496 in 1998 to $460,735 in 1999. Marketing and sales expense in the nine month period ended September 30, 1999 increased 6% from $1,251,652 in 1998 to $1,322,037 in 1999.
The increase results primarily from increases in advertising, promotional and trade show expenses. Commissions payable to inside sales representatives increased as a result of increased sales. Effective in April of 1999, the Company changed its sales compensation structure to provide compensation on the basis of gross margins, rather than net sales. The Company expects marketing and sales expenses to increase in 1999 as compared to 1998, while remaining relatively constant as a percentage of sales.

Interest Expense. Net interest expense of $1,767,139 for the nine month period ended September 30, 1999 includes interest expense of $1,671,158 relative to the conversion of Convertible Subordinated Debentures as required by Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt". This charge is wholly offset by a corresponding accounting increase to additional paid-in capital by $1,671,158. The charge and corresponding benefit relate to the conversion to equity during the first quarter of 1999 of $1,764,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture"). In December 1998, the Company provided for a temporary reduction in the conversion price of the 9% Debenture to encourage conversion to common stock, and thereby reduce cash interest expenses, and sinking fund payments associated with the 9% Debenture. See "Liquidity and Capital Resources".

As a result of the foregoing, the Company recorded a net loss of $559,380 or $0.04 per share for the quarter ended September 30, 1999 on sales of $1,614,930 compared to a net loss of $811,557 or $0.08 per share for the same period in 1998 on sales of $1,231,519.


Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, of which $2,750,000 was available at September 30, 1999.

At September 30, 1999 the Company had current assets of $4,986,949, current liabilities of $2,558,983 and working capital of $2,427,966. The ratio of current assets to current liabilities was 2:1

In the third quarter of 1998, the Company borrowed, (i) $565,000 from Mr. Robert Howard, the Company's Chairman, and (ii) $200,000 from Dr. Lawrence Howard, the son of Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (The "Notes"). Principal on these Notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company.

In February 1999, the Company repaid $65,000 to Mr. Robert Howard. As of September 30, 1999, the Company owed (i) $500,000 to Mr. Robert Howard, and (ii) $200,000 to Dr. Lawrence Howard. The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 1999 and the line of credit available under the Revolving Loan Agreement with its Chairman.

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

During the period from January 1, 1999 through March 23, 1999 Debentures in the principal amount of $1,764,000 were converted into 1,764,000 shares of Common Stock, at the conversion price of $1.00 per share. Interest expense and corresponding credit to additional paid-in capital of $1,671,158 was recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of SFAS No. 84. As of September 30, 1999 there was $117,000 in principal amount of Debentures outstanding.

During the first nine months of 1999, the Company borrowed, (i) $660,000 from unrelated parties, (ii) $30,000 from Mr. W. Scott Parr, the Company's President, Chief Executive Officer, and (iii) $310,000 from Mr. Robert Howard, the Company's Chairman, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes are payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum, beginning on December 31, 1999 and each succeeding year during the terms hereof. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share.


Subsequent Events

In October 1999, the Company borrowed an additional $80,000 from Mr. Robert Howard under the Convertible Note and Revolving Loan and Security Agreement, of which $2,670,000 was available at October 31, 1999.


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

In 1998, the Company established a review program to address the Year 2000 issue. The effort encompasses hardware, software, networks, personal computers, manufacturing and other facilities, and suppliers. The Company is currently assessing alternative manufacturing and implementing a new financial control system which is Y2K compliant, and expects implementation to be complete prior to the end of December, 1999. The Company's products are not date aware and do not present a Year 2000 problem to its customers.

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

Costs related to the Year 2000 issue are expensed as incurred and are funded through operating cash flows. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 program is now approximately $20,000. The Company expensed approximately $10,000 related to the cost of upgrading non-compliant hardware and software. Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment. The Company has not developed a contingency plan in the event that it or its third party suppliers experience Y2K difficulties.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.




PART II  OTHER INFORMATION


Item 2.  Changes in Securities

     During the third quarter of 1999, the Company entered into an agreement to borrow an additional $60,000 pursuant to Promissory Notes. See "Liquidity and Capital Resources". These notes were issued in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and; or Regulation D thereunder.


Item 4.   Submission of Matters to a Vote of Security Holders.

On September 28, 1999, the Company held an Annual Meeting of Stockholders at which (i) the election of directors, (ii) amendment of the Company's 1993 Stock Option Plan to increase the number of shares of the Company's common stock issuable thereunder from 1,000,000 to 1,625,000 shares and (iii) authorize a class of 1,000,000 shares of preferred stock were voted on by common stockholders of the Company. The results of the vote were as follows:

i.   Election of Directors

     Robert Howard, W. Scott Parr, Ivan Gati, Sheila Horwitz, Kit Howard and Harvey Teich were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.

The votes cast by stockholders with respect to the election of Directors were as follows:

                                                                  Number of
Names of Nominees              Number of Votes For                Votes Withheld
-----------------              -------------------                --------------

Robert Howard                  11,653,328                         344,905
W. Scott Parr                  11,656,503                         341,730
Ivan Gati                      11,652,003                         346,230
Sheila Horwitz                 11,655,403                         342,830
Kit Howard                     11,651,803                         346,430
Harvey Teich                   11,651,753                         346,480


ii.  Amendment to 1993 Stock Option Plan

Votes                      Votes Cast                   Votes          Broker
Cast For                     Against                 Abstaining      Non-Votes
--------                     -------                 ----------      ---------

10,506,190                   532,485                   79,935         879,623


iii. Amendment to Certificate of Incorporation to Authorize Preferred Stock

Votes                      Votes Cast                   Votes          Broker
Cast For                    Against                  Abstaining      Non-Votes
--------                    -------                  ----------      ---------

6,420,196                   690,320                    68,085        4,819,632


Item 5.   Other Information

     During the second quarter 1999, the bid price for the Company's common stock had fallen below the $1 bid level required for continued trading of the Company's common stock on the Nasdaq Small Cap Market. In October, 1999 the Company had been notified by Nasdaq that its listing was being reviewed. The Company has been notified by Nasdaq that the required bid levels have been achieved and the Company's common stock will continued to be traded on the Nasdaq Market.

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


                                                         Howtek, Inc.
                                                          (Company)



Date:    November 12, 1999                  By:    /s/ W. Scott Parr
     ---------------------------------          --------------------------------
                                                   W. Scott Parr
                                                   President, Chief Executive
                                                   Officer, Director


Date:    November 12, 1999                  By:   /s/ Annette L. Heroux
     ---------------------------------          --------------------------------
                                                   Annette L. Heroux
                                                   Vice President Finance,
                                                   Chief Financial Officer