Form 10-K
period 1999-12-31
HOWTEK INC
filed 2000-03-30
CIK 749660

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

(  ) TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 For the  transition  period  from________________  to
     ________________


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on March 10, 2000 was $31,686,519.

         As of March 10, 2000, the registrant had 13,268,076 shares of Common Stock outstanding.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence of products, competition and other risks detailed in Howtek's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                                     PART I

Item 1.  Business.

General

Howtek,  Incorporated,  ("Howtek"  or the  "Company"),  located in  Hudson,  New
Hampshire, was founded in 1984. Howtek develops, manufactures, and markets digitizing systems, or "scanners", which convert printed, photographic and other "hard copy" images to digital form for use in the photo-finishing, medical and graphic arts industries. The Company introduced the first "desktop" scanner in 1986, smaller, easier to use and less costly than alternative scanners at that time, helping to make possible the shift to decentralized corporate electronic publishing. Howtek followed with a series of award winning, industry leading products, continuing to improve the quality of digital imaging, and reducing the price and complexity of scanning systems.

The Company marketed originally to the `high-end' of the graphic arts scanning marketplace, including advertising, corporate, service bureau and other printing and publishing customers. As part of its strategy to improve financial performance and increase growth, the Company has recently shifted its business focus, extending and promoting its scanning technology for use in photo finishing and medical applications.

     As part of its new business strategy Howtek has (1) shifted its product emphasis from the traditional graphic arts markets to the growing and higher margin medical and photo processing markets, (2) updated all product lines, introducing new products in medical and photo processing/Internet markets, (3) migrated from in-house manufacture to outsourcing to more effectively utilize outside engineering, development, and manufacturing resources, (4) substantially reduced personnel and overhead, and (5) revamped its marketing and sales effort consistent with its new business focus. Howtek has exploited its traditional graphic arts business to support development of its medical business, and introduction of a new line of products linking photo labs and processors to the Internet and worldwide web, while reducing its cost of operations.

Medical Imaging Products

Howtek MultiRAD(TM) digitizers are used in medical imaging to convert radiological films to digital records for computer analysis, diagnosis, transmission or storage. The use of medical images to diagnose and treat diseases and injuries has been an important medical tool since the invention of x-ray technology and the emergence of diagnostic radiology as a medical specialty. Medical imaging has reduced the need for certain exploratory surgical procedures and has enabled clinicians to make faster and more precise diagnoses and prescribe more targeted courses of treatment. Medical imaging is used in all stages of the patient management cycle, from screening to diagnosis, treatment and post-treatment assessment. Where medical images are acquired on film, those films must be converted to digital form by medical film digitizers to be communicated, stored or analyzed electronically.

Historically, digitizers that utilize a laser light source to illuminate a film, and a photo multiplier tube to sense and measure the amount of light penetrating different regions of the film, achieved the highest quality images. While these "first-generation" laser digitizers offer excellent image quality, they are expensive to acquire, comparatively delicate, and in many cases expensive to maintain. A "second-generation" of digitizers, using a fluorescent light source for image illumination and a charge coupled device ("CCD") sensor for image capture, offers reduced cost at the expense of reduced image quality.

Howtek believes its competitive advantage is based on its film digitizer that utilizes high energy, narrow-band red light, generated by an array of individually controlled, solid state, light emitting diodes (LEDs), to improve illumination of films and increase resulting image quality. This
"third-generation" (and newest) individually calibrated Red LED illumination technology avoids problems and disadvantages associated with use of common fluorescent light for film illumination, without the acquisition and maintenance costs commonly associated with film digitizers using laser illumination technology. As a result, the Company's MultiRAD(TM) scanners are less expensive than existing competitive products with comparable capabilities, and are superior in performance to scanners previously available at comparable prices.

In the MultiRAD(TM) system, 56 individual, high-output LEDs transmit light through the radiological film, using a very high quality lens and imaging system to focus transmitted light on a sensitive 8000 element CCD detector. Generated light is nearly monochromatic at a wavelength of approximately 670 nanometers
(nm). This red wavelength is matched to the peak sensitivity of the CCD camera, contributing to high signal strength, which results in improved dynamic range and image quality. The Company believes that this solid state Red LED illumination system offers several important advantages over competitive fluorescent illumination methods contributing to improved image quality and to operator productivity, including:

o    Near-Monochromatic Illumination
o    Higher and Flatter Illumination Profile
o    Adjustment to Lens Shape
o    Temporal Stability
o    Warm-up Characteristics
o    Adjustable Illumination Width

In general,  medical digitizers like Howtek's MultiRAD(TM)  digitizer operate in conjunction with, and require, image acquisition and management software developed and marketed by third parties. Channels that distribute and integrate such software are, therefore, a primary vehicle for digitizer sales. Specific interface (or driver) development is required by the software developer for a digitizer to operate with a software application. A customer's selection of an integrated medical imaging solution is typically based on the software application selected, and not on the digitizer choice. A particular digitizer may then be selected by the customer, or recommended by the systems integrator marketing the software application. The extent to which a particular digitizer is supported by and promoted by integrators offering a particular software solution to their customers will, therefore, impact digitizer choice and sales. Similarly, the relative popularity and sales growth of affiliated software applications can positively influence digitizer sales.

The  market  for  medical  imaging  software,   and  for  related  medical  film
digitizers, has evolved significantly over the last 18-24 months with the increasing market availability and acceptance of medical imaging, teleradiology and PACS solution software running under Microsoft(R)'s operating system Windows NT(TM). Such software permits use of low cost PCs in place of more specialized and higher priced hardware, and reduces the overall cost of implementing a medical image management system. The Company believes that one of the emerging software standards in this market is the RadWorks(TM) product developed and offered by Applicare Medical Imaging N.V. (purchased in late 1999 by General Electric Medical Systems). Applicare's products are sold through GE Medical Systems and more than 20 other distributors and OEM partners (including Kodak, Konica, Picker and Toshiba) all over the world. Over 5,000 systems have been installed in 700 hospitals and clinics in over 45 countries. Howtek has established a development and marketing relationship with Applicare and RadWorks(TM), supporting use of Howtek MultiRAD(TM) digitizers with RadWorks software.

Howtek MultiRAD(TM) digitizers are currently supported by medical application software from Applicare Medical Imaging, B.V. (Applicare), Radiology Information Systems (RIS), Line Imaging, Rogan, Mitra, Qualia Computing and Scanis Computing. Software interface development is currently underway with additional applications developers.

Products

The Howtek MultiRAD(TM) medical film digitizer product line currently includes:

o The MultiRAD 850 product, a high-resolution digitizer that is positioned to serve an increasing market for computer-aided mammography. The MultiRAD 850, priced at $18,995, has been chosen by Massachusetts General Hospital for use in the US National Mammography Study, and

o The MultiRAD 450, priced at $15,995, is aimed at telemedicine and archiving applications

Howtek's MultiRAD(TM) design permits the differentiation of resolution, and therefore of models and price levels, through firmware changes in the same basic product configuration. This means that each Howtek MultiRAD(TM) can be upgradeable through the Internet, which the Company believes can be a competitive advantage and a source of continuing upgrade revenues.

The following table summarizes current digitizer products:

--------------------------------------------------------------------------------
Product                    Distinguishing Features            Suggested Retail
                                                              Price at 12/31/99
--------------------------------------------------------------------------------
MultiRAD(TM)450   o        Multi-feed compact scanner              $15,995
                  o        Solid state, red-light
                           illumination system
                  o        High definition CCD array
                  o        Digitizing area 14" x 36"
                  o        Maximum film size 15" x 36"
                  o        1k - 4k resolution
                  o        Minimum 87 micron pixel size
                  o        Optical density 001-3.5
                  o        12 bit grayscale
                  o        SCSI-2 interface
--------------------------------------------------------------------------------
MultiRAD(TM)850   o        Multi-feed compact scanner              $18,995
                  o        Solid state, red-light illumination
                           system
                  o        High definition CCD array
                  o        Digitizing area 14" x 36"
                  o        Maximum film size 15" x 36"
                  o        1k - 8k resolution
                  o        Minimum 43.5 micron pixel size
                  o        Optical density 001-3.5
                  o        12 bit grayscale
                  o        SCSI-2 interface
--------------------------------------------------------------------------------




Photographic Products

On-line imaging is projected by the trade publication Advertising Age to reach $3.3 billion in revenues by 2002. To exploit this market Howtek introduced its new, under $5,000 list-price FotoFunnel(TM) high productivity Photographic Print Scanner in February 2000, with commercial shipments expected to begin in April 2000. Using application software from a variety of vendors, images captured by the Howtek scanner can be transmitted to the Internet for viewing or sharing, or stored in electronic form on Compact Disk (CD) or diskette. FotoFunnel(TM) offers smaller and lower volume photo finishers, photo labs and one-hour film processors a cost-effective way to offer increasingly demanded digital options to customers developing film. The "load and leave" feature of the FotoFunnel(TM) allows a merchant to offer this new, revenue enhancing service without necessarily increasing labor or space.

FotoFunnel(TM) is also expected to provide mini-lab owners and other retailers with an opportunity to add new products and services to build up customer traffic and incremental business, offering to digitize existing photos for consumers with "shoeboxes" of old photo prints. The FotoFunnel can quickly and inexpensively convert those old photos into digital form, giving them new life in a range of potential uses, from electronic albums to images in correspondence, reports and email, to images on coffee mugs, shirts, calendars and gifts.

To permit customers to convert existing photo print libraries to digital form in the comfort of their own homes or offices, Howtek may also offer the FotoFunnel scanner directly to consumers, on a short-term rental basis, through e-commerce and resellers.

Product
[Graphic Omitted]

FotoFunnel is a compact; automatic batch-feeding scanner designed to digitize both existing and recently developed photographic prints. FotoFunnel is offered at a suggested retail price of $4,995.

The scanner will accommodate up to 70 prints in the feed tray and feed most size prints from 2 inches by 2 inches up to a 5-inch by 7 inch. FotoFunnel employs a charge coupled device ("CCD") technology and cold cathode tube illumination. A soft urethane rubber feed system is used to guide the prints through a short, straight paper path, eliminating scratches or other damage to the print. In addition, the scanner uses a unique combination of rubber and Mylar separators to eliminate the risk of misfeeds. The high speed of scanning - up to four photos per minute - allows the entire process from development of photos from film, scanning and production of CD or diskette to be completed within the one-hour processing requirements of many small photo labs.

The Company believes the high quality of the equipment, the degree of automation of the process and the speed of processing combine to increase the usefulness of the FotoFunnel product to photo-finishers. The photos are put in an input tray and the scan process is started. From this point the system takes over, scanning the photographs at a resolution of up to 600 dpi and with a color depth of up to 36 bits. The system recognizes and skips duplicate prints that might be placed in the input tray. The software automatically calibrates for the optimum quality (for example lighting) of the photograph. A further advantage over other digital processing systems is that FotoFunnel scans directly from the photograph rather than negatives, eliminating potential color differentiation, which requires operator intervention in other systems. Matching the color of the print, rather than the negative, is also expected to eliminate occasional disagreements with customers about color accuracy.

Photographic prints are fed into the scanner using soft silicon transport rollers that eliminate the possibility of damage to the original photograph during the scanning process. Another unique feature is that photos pass the CCD Sensor, without mirrors or the usual glass panel separation. This precludes any possible reflection or distortion of the picture through dust particles that might adhere to the glass panel, which (in the worst case) may cause lines on the final product. In addition, by eliminating glass panels, picture sharpness and contrast are enhanced. The FotoFunnel incorporates a standard SCSI 2-Interface, so that it can be connected to any PC with SCSI adapter and running Microsoft Windows 95/98/NT/2000.

Once the photos have been scanned, they appear as thumbnail previews on the computer monitor, and can be manipulated. That would include selection of photographs and switching the horizontal/vertical orientation of the image. The system then automatically compresses the data so that, regardless of the size of the original photo, up to 80 photographs can be stored on a diskette and many more can be stored on a CD or can be transmitted over the Internet.

Howtek will offer three software options for the FotoFunnel scanner, with additional third party development anticipated:

o    A  "FotoFunnel"  application,  developed  exclusively  for the  Company  by
     ColorByte   Software,   offers  a  flexible,   easy  to  use  interface  to
     photofinishers and consumers;

o A Digital Photo Factory interface, permitting use of the FotoFunnel by existing and future users of the Digital Photo Factory system from Digital Now; and

o A TWAIN interface, which is used by OEM's to integrate the FotoFunnel scanner into their own software applications and systems.

Graphic Arts Products

Howtek believes it is the global market leader in drum scanners, which have declined in popularity in traditional prepress markets but are demonstrating increased demand in support of wide format and photographic printers. The Company has succeeded in identifying and exploiting new sources of demand, while reducing its reliance on older, unprofitable prepress markets.

Overview

Scanning technology digitizes a graphic image in order to permit its manipulation and reproduction in traditional print media. In its sophisticated form, it is the central link between the producer of an image (a photographer or graphic artist) and the publisher who manipulates, edits, and reproduces the image in print form.

Howtek  pioneered a scanning  technology  that  utilizes  photo-multiplier  tube
(`PMT"), or "drum scanner" technology to capture and digitize an image. This technology is characterized by a high degree of accuracy and fidelity in the acquisition and reproduction of complex images, and is used extensively where high quality printing (magazine and catalog work, for example) is required.
Professional quality, or high-end products offer large format imaging areas, resolutions in excess of 2,400 dots per inch, and dynamic range (a measure of the ability to distinguish detail in very light or very dark areas) in excess of
3.2. Professional products are typically priced in excess of $15,000, and up to $70,000-$80,000 for high-end drum scanners. Howtek's products, which are typically positioned to offer superior performance and a lower price than competitors, are priced from $17,000 to $34,000. Historically, Howtek has competed in the market for drum scanners on the basis of compact design, comparatively low price, quality and value.

Recently, a competitive scanning technology that uses "CCD" or "flatbed" technology, has resulted in significantly improved image and scanning quality. These devices are seemingly easier to use than drum scanners, are often less expensive, and have captured a significant portion of the market formerly held by Howtek and other drum scanner manufacturers.

To supplement its product line, Howtek added a series of products based on "flatbed" technology. During the first quarter of 1999, Howtek secured exclusive rights to market and sell the award winning Scanview flatbed scanner line in the United States and Canada, with first sales occurring at the end of March 1999. In addition, to fill out its product offerings, Howtek completed updating all key prepress graphic arts hardware and software product lines during 1999.

Products

Howtek's HiResolve(TM) drum scanners, with true optical resolution up to 8,000 dots per inch ("dpi"), equal or exceed existing competitive products in terms of absolute resolution specifications. As a result, they are superior in image capture resolution to competitive desktop drum scanners, and significantly more extensive in imaging range and fidelity, when compared to competing flatbed scanners for specific applications. HiResolve(TM) scanners include:

               o The HiResolve 8000 is a compact desktop drum scanner, which offers "true" 8000-dpi optical resolution, with a suggested list price of $29,995.

               o The HiResolve Grand, priced at $35,995, including software, provides 5,000 dpi image capture resolution, coupled with an oversized 24" x 18.5" scanning area.

               o The HiResolve Sprint(TM), priced at $19,995, is a reduced resolution version of the 8000 model, offering 4,000 dpi image capture resolution to more price sensitive customers.

Howtek's HiResolve(TM) scanners permit full resolution scans across the entire imaging area, an important advantage over many competitive scanner products.

The HiResolve(TM) 8000 and the HiResolve(TM) Grand are the first scanners specifically designed to support large format photo-realistic printing, as well as addressing today's requirement of five, six and eight-color printing technologies. For any original size, HiResolve scanning permits accurate, high fidelity output on photo realistic large format printers.

Howtek entered into an agreement in late January 1999, to act as the exclusive US and Canadian scanner distributor for Scanview, A/S, a privately held Danish firm. The agreement expires in January 2002, subject to certain successive one year renewal provisions. These flatbed scanners are targeted at what is now the largest segment of the high end scanner marketplace, consisting of users that do not require the ultimate quality of drum scanners and appreciate the convenience and ease of use associated with flatbed scanner designs. By filling this void in its product line, Howtek's sales force now is able to implement a market-driven sales strategy.

Products acquired for distribution pursuant to this agreement include:

          o the ScanMate(TM)F6 scanner, with a suggested retail price of $17,995;

          o the ScanMate(TM)F8+ scanner, with a suggested retail price of $27,995;

          o and the ScanMate(TM)F10 scanner, with a suggested retail price of $39,995.

The products are distinguished by increasing scanning speed and resolution, and in the case of the F10 scanner, the ability to scan using X-Y technology, focusing at high resolutions on "tiles" across the imaging plate. This X-Y technology is currently the most innovative approach to flatbed scanning. The Company believes that its ability to market the Scanview ScanMate(TM) product line will allow it to compete on more favorable terms. The Company released the Scanview product line through its own distribution channels, bundled with Howtek's proprietary software, beginning in March 1999.

In the second quarter of 2000, the Company expects to begin offering a new, lower priced Scanview flatbed scanner, manufactured in Taiwan. The ScanMate F4, with a suggested list price of $7,995, will offer a new level of image acquisition quality at under $10,000. Howtek expects to promote the ScanMate F4 through its existing channels, with an emphasis on direct marketing and web-based promotions.

MultiRAD(TM), HiResolve(TM) and FotoFunnel(TM) are trademarks of Howtek, all other trademarks and service marks used in this report are the property of their respective owners.

Sources and Availability of Materials

The electronics industry is subject to periodic fluctuations in the production capacity of integrated circuit manufacturers and other key suppliers. Currently, the Company believes that there are adequate sources and availability of the components necessary to manufacture its products.

Competition

Medical Imaging Products

Howtek's principal competition for high quality medical digitizing markets is the "first generation" LumiScan(TM) digitizer from Lumisys Corporation. Since 1990, Lumisys digitizers, using a monochromatic laser illumination source, have been considered the quality standard in medical image digitizers. In the computer-aided diagnosis and teleradiology/PACS markets, Lumisys digitizers have enjoyed a dominant market share. Because Lumisys' laser technology requires manufacturing costs greater than those of Howtek's newer generation technology products, Lumisys products are expensive to acquire. The Company believes that this technology is also comparatively delicate, and expensive to maintain when compared to its products. With the Howtek MultiRAD(TM) digitizer, the Company believes it is offering image quality comparable to the Lumisys system at lower prices.

Vidar Corporation, a privately held subsidiary of a Swedish firm, has historically held the second greatest overall market share in medical digitizers, as a result of Vidar's dominance in the lower quality and most price sensitive therapy and oncology treatment planning segment. Vidar digitizers might be considered a second generation of medical film digitizers (with Lumisys laser illuminated digitizers as the first generation). Vidar devices use a fluorescent light source to illuminate an image, capturing image information with a CCD. Offering a lower cost alternative to laser illuminated digitizers, (comparable in price to Howtek's products) the Vidar products, in the opinion of the Company, offer lower image quality than the Lumisys or the Howtek products.

In general, Howtek uses its proprietary solid state, red-light illumination system and superior image quality to compete with Lumisys and Vidar. The Company competes with Lumisys on the basis of comparable (or superior) image quality and significantly lower price. With Vidar, the Company competes on the basis of superior image quality. A key comparative measure of a digitizer's ability to acquire high quality images is the "dynamic range" of the device. Dynamic range measures the range, from pure white to pure black, within which a digitizer is able to detect differences in lightness or darkness (density). The ability to distinguish shades within a primarily dark, or dense area of a radiological film is particularly significant in many diagnostic and medical imaging applications. Howtek digitizers have a greater dynamic range - and therefore a greater ability to distinguish meaningful information within seemingly dark areas of the radiological films - than Vidar devices. This is a competitive advantage.

Other laser and fluorescent illuminated medical digitizers are available from companies which may have significantly greater financial resources than the Company, including General Scanning Corporation, Canon Corporation and RDI. To date, in the Company's view, these competitive products have not achieved a significant market share.

Photographic Products

Competition exists from products that digitize the strip of photo negatives created when processing new rolls of film, and from products using generic, flatbed scanners manufactured for general office use. Today, there are several companies offering negative film scanning systems including Digital Now, Pakon and PictureVision. These systems are fast (they can digitize a roll of film in about four minutes). However, they are expensive and cost $15,000 or more to acquire. They also require some operator training to ensure image quality and proper operation. Management and correction of colors in the conversion from a photo negative to a positive digital and printed image can be complicated and is subject to errors. Finally, these systems are unable to work with existing prints and cannot serve the "shoebox" market of customers seeking to digitize pictures that were developed previously. Howtek products compete with these systems on price and convenience.

Comparatively inexpensive office flatbed scanners, available from a wide range of manufacturers, can also be used to digitize existing photo prints. Kodak has offered a flatbed scanner integrated into a retail kiosk to permit one-at-a-time digitizing and editing of particularly important images with some success. This service is expensive to the consumer however (approximately $8 per image) and the labor requirements involved in using a standard flatbed scanner in a conventional photo lab's workflow make this an impractical solution in most cases. A Fujitsu office scanner, incorporating an automatic document feed mechanism, is offered by PictureVision as a compromise solution. The FotoFunnel competes with such products on the basis of price, greater image quality, reduced space requirement and gentle, reliable print feed design.

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

Patents

The Company has eight patents covering its scanner and prepress technology in the US and certain foreign countries, which is the basis of its current business. These patents help the Company maintain a proprietary position in the scanner market, but because of the pace of innovation in that market it is difficult to determine the overall importance of these patents to the Company.

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



Engineering and Product and Software Development

For the years ended December 31, 1999, 1998 and 1997 the Company spent $799,960 (or 12% of sales), $1,075,620 (or 20% of sales) and $1,401,989 (or 18% of sales), respectively, on engineering and product development. In addition, for the years ended December 31, 1999, 1998 and 1997 the Company spent $122,135 (or 2% of sales), $190,720 (or 4% of sales) and $355,465 (or 5% of sales), respectively, on software development.



Manufacturing

The Company operates an ISO 9001 and FDA-certified manufacturing facility in Hudson, NH. Historically the Company has undertaken final assembly of all its scanners and digitizers from components and subassemblies purchased from various suppliers. The software applications which are sold with the Company's products are either developed in-house or licensed from third parties. During the first calendar quarter of 1999, the Company shifted assembly of its MultiRAD(TM) medical film digitizer to a local manufacturing company, which has demonstrated a high level of quality in previous work performed for the Company. During the third quarter of 1999, the Company shifted assembly of its HiResolve 8000 to a manufacturing company in Minnesota.

Employees

On March 10, 2000 the Company had 30 full time employees and 2 temporary employees.

Backlog

The dollar amount of the Company's backlog, and orders believed to be firm, as of December 31, 1999 was approximately $63,000 as compared to approximately $121,000 on the corresponding date in 1998.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Item 2.  Properties

The Company's principal executive offices, manufacturing facility and research and development laboratory are located at 21 Park Avenue, Hudson, New Hampshire. The facility consists of approximately 21,000 square feet of manufacturing, research and development and office space and is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors of the Company, pursuant to a lease which expires September 30, 2000 at an annual rent of $78,500. Additionally, the Company is required to pay real estate taxes, provide insurance and maintain the premises. If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

Item 3.  Legal Proceedings.

    Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

    Not applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ----------------------------------------------------------------------

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "HOWT". The following table sets forth the range of high and low bid prices for each quarterly period during 1999 and 1998. The high and low bid price, reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal year ended                                     High             Low
                                                      ----             ---
December 31, 1999
First Quarter                                        $1-7/8           $   7/8
Second Quarter                                        2                   7/8
Third Quarter                                         1-9/16              5/8
Fourth Quarter                                        3-1/8             1

Fiscal year ended
December 31, 1998
First Quarter                                        $2-7/16          $1-5/16
Second Quarter                                        2                1-1/32
Third Quarter                                         1-9/16            15/16
Fourth Quarter                                        1-9/16            15/16


As of March 10, 2000 there were 309 holders of record of the Company's Common Stock.

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

Nasdaq Listing

During the second quarter of 1999, the bid price for the Company's common stock had fallen below the $1 bid level required for continued trading of the Company's common stock on the Nasdaq Small Cap Market. In October 1999 the Company had been notified by Nasdaq that its listing was being reviewed. The Company was subsequently notified by Nasdaq that the required bid levels had been achieved and the Company's common stock would continue to be traded on the Nasdaq Small Cap Market.

Recent Sales of Unregistered Securities

In October 1999 the Company issued 200,326 shares of restricted common stock to Dr. Lawrence Howard in connection with the conversion of indebtedness of $200,000 plus interest accrued pursuant to an exemption from registration under
Section 3(a) (9) and/or 4(2) of the Securities Act of 1933.

In December 1999 the Company issued a common stock purchase warrant (the "warrant") to the company (the "manufacturer) responsible for the assembly of the Company's MultiRAD(TM) medical film digitizer, as part of its manufacturing agreement. The warrant entitles the manufacturer to purchase from the Company up to 50,000 shares of the Company's common stock at the price of $2.50 per share. The warrant was issued by the Company pursuant to an exemption from registration under Section 2(a)(3) or 4(2) of the Securities Act of 1933.

On December 31, 1999, the Company issued 6,900 shares of 7% Series A convertible preferred stock to certain unrelated parties and Mr. W. Scott Parr in connection with the conversion of indebtedness of $690,000 and issued a total of 15,878 shares of restricted common stock to the parties for interest accrued on the indebtedness pursuant to exemption from registration under Section 3(a) (9) and/or 4(2) of the Securities Act of 1933.

Item 6.   Selected Financial Data

Selected Statement of Operations Data

                                                         Year Ended December 31,
                               ----------------------------------------------------------------------------
                                   1999            1998            1997            1996            1995
                               ------------    ------------    ------------    ------------    ------------
Sales                          $  6,663,230    $  5,323,601    $  7,874,813    $ 11,263,253    $ 20,603,654
Gross margin                      1,594,124       1,223,135       1,663,317       1,918,798       6,619,835
Restructuring charge                   --              --              --              --        (2,662,632)
Unusual charges                        --              --        (3,394,406)           --              --
Total operating expenses         (3,789,306)     (4,096,944)     (8,236,477)     (7,355,481)    (11,441,837)
Loss from operations             (2,195,182)     (2,873,809)     (6,573,160)     (5,436,683)     (4,822,002)
Interest expense - net           (1,801,646)       (498,514)       (258,912)       (623,537)       (433,045)
Income from legal settlement           --              --         6,000,000            --              --
Net Loss                         (3,996,828)     (3,372,323)       (832,072)     (6,060,220)     (5,255,047)
Net Loss per share                    (0.32)          (0.33)          (0.09)          (0.76)          (0.66)

Selected Balance Sheet Data
                                                                As of December 31,
                                      -------------------------------------------------------------------
                                          1999          1998          1997          1996          1995
                                      -----------   -----------   -----------   -----------   -----------
Total current assets                  $ 4,457,910   $ 4,798,576   $ 5,332,546   $ 9,697,890   $14,137,204
Total assets                            5,696,609     6,351,421     7,071,294    12,795,467    18,495,240
Total current liabilities               2,019,340     2,198,995     1,540,222     3,002,453     4,203,168
Loans payable to related parties        1,140,000       765,000          --       3,478,604     3,578,604
Convertible Subordinated Debentures       117,000     1,881,000     2,181,000     2,181,000     2,181,000
Stockholders' equity                    2,920,269     2,271,426     3,350,072     4,133,410     8,532,468

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

The Company marketed originally to the `high-end' of the graphic arts scanning marketplace, including advertising, corporate, service bureau and other printing and publishing customers. As part of its strategy to improve financial performance and increase growth, the Company has recently shifted its business focus, extending and promoting its scanning technology for use in photo finishing and medical applications.

 As part of its new business strategy Howtek has (1) shifted its product emphasis from the traditional graphic arts markets to the growing and higher margin medical and photo processing markets, (2) updated all products lines, introducing new products in medical and photo processing/Internet markets, (3) migrated from in-house manufacture to outsourcing to more effectively utilize outside engineering, development, and manufacturing resources, (4) substantially reduced personnel and overhead, and (5) revamped its marketing and sales effort consistent with its new business focus. Howtek has exploited its traditional graphic arts business to support development of its medical business, and introduction of a new line of products linking photo labs and processors to the Internet and worldwide web, while reducing its cost of operations.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

Sales. Sales for the year ended December 31, 1999 were $6,663,230, an increase of $1,339,629 or 25% from sales during the year ended December 31, 1998 of $5,323,601. The Company continues to emphasize its medical business opportunities. Sales of the company's medical imaging products increased 21% from $1,245,558 for the year ended December 31, 1998 to $1,508,197 for the year ended December 31, 1999. Sales of the Company's prepress and graphic arts products increased 13% from $3,032,089 in 1998 to $3,440,160 in 1999. Increased prepress sales are due primarily to the introduction of the Company's new HiResolve(TM) drum scanner product during the fourth quarter of 1998, and the introduction of its new Digital PhotoLab(TM) products in the first quarter of 1999. Moreover, during the first quarter of 1999, the Company entered into an agreement to act as exclusive distributor of the award winning Scanview flatbed scanner line in the United States and Canada.

Gross Margin. Gross margin for the year ended December 31, 1999 increased to 24% from 23% in 1998. Gross margins are expected to improve as a result of reduced production overhead and indirect production expenses, associated with the Company's continuing overhead and expense control measures and with the Company's increased outsourcing of production and assembly services.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 1999 decreased 26% from $1,075,620 in 1998 to $799,960 in 1999. The overall decrease in engineering and product development costs results primarily from planned reductions in personnel expenses. The Company expects to continue reducing costs and overhead associated with engineering and product development as it increases its utilization of outside and contract engineering resources as appropriate. In general, the Company seeks to shift its engineering and development priorities, and the allocation of its engineering and development resources, to its medical business opportunities.

General and Administrative. General and administrative expense decreased slightly from $1,319,062 in 1998 to $1,286,895 in 1999. During the first quarter of 1999 the Company established a reserve of $186,662 to permit the Company to take back discontinued HiDemand 400 graphic arts scanner products to encourage resellers and customers to acquire new Scanview products, especially in reseller demonstration locations, and a non-recurring expense of $21,142 associated with the write off of tooling and inventories associated with the discontinued HiDemand 400 product. Prior to accounting for this reserve and write down, the general and administrative expenses for the year ended December 31, 1999, decreased 18% to $1,079,091. This decrease is due primarily to reductions in personnel expenses. The Company expects general and administrative expenses to decline in 2000 as compared to 1999.

Marketing and Sales. Marketing and sales expenses for the year ended December 31, 1999 increased slightly from $1,702,262 in 1998 to $1,702,451 in 1999. The change results from increases in advertising, promotional and trade show expenses, and a reduction in compensation due to a change in the Company sales compensation structure to provide compensation on the basis of gross margin, rather than net sales. The Company expects marketing and sales expenses to increase in 2000 as compared to 1999.

Interest Expense. Net interest expense of $1,801,646 for the year ended December 31, 1999 includes interest expense of $1,671,158 relative to the conversion of Convertible Subordinated Debentures as required by Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt". This charge is wholly offset by a corresponding increase to additional paid-in capital by $1,671,158. The charge and corresponding benefit relate to the conversion to equity during the first quarter of 1999 of $1,764,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture"). In December 1998, the Company provided for a temporary reduction in the conversion price of the 9% Debenture to encourage conversion to common stock, and thereby reduce cash interest expenses, and sinking fund payments associated with the 9% Debenture. See "Liquidity and Capital Resources".

As a result of the foregoing, the Company recorded a net loss of $3,996,828 or $0.32 per share for the year ended December 31, 1999 on sales of $6,663,230 compared to a net loss of $3,372,323 or $0.33 per share for the same period in 1998 on sales of $5,323,601.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

Sales. Sales for the year ended December 31, 1998 were $5,323,601, a decrease of 32% from sales during the year ended December 31, 1997 of $7,874,813. The Company attributed the decrease in sales primarily to increased competition for drum scanners from high-end flatbed scanners, the maturing of the Company's Scanmaster(TM) 2500 product and the economic crisis in Asia.

Gross Margin. The Company's gross margin, as a percentage of sales, for the year ended December 31, 1998 increased to 23% from 21% in 1997. During 1998, gross margins increased from 8% in the first quarter, to 13% in the second quarter, 25% in the third quarter and 35% in the fourth quarter. The improvement in gross margin was primarily due to better management of indirect production costs and to the increased sales of products which had higher gross margins.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 1998 decreased 23% from $1,401,989 in 1997 to $1,075,620 in 1998. The overall decrease in engineering and product development costs resulted primarily from planned reductions in manpower and anticipated depreciation expenses.

General and Administrative. General and administrative expense decreased 23% from $1,716,199 in 1997 to $1,319,062 in 1998. The decrease in general and administrative expenses resulted primarily from the reduction in personnel, salaries, and legal fees in connection with a lawsuit, against a former contract manufacturer, that was settled in April 1997.

Marketing and Sales. Marketing and sales expenses for the year ended December 31, 1998 decreased slightly from $1,723,883 in 1997 to $1,702,262 in 1998. The change resulted from reductions in trade show expenses. The Company increased its reliance on direct mail and telemarketing to support its sales efforts, and reduced trade show expenditures.

Interest Expense. Net interest expense of $498,514 included interest expense of $284,211 relative to the conversion of Convertible Subordinated Debentures as required in terms of Statement of Financial Accounting Standards No. 84,
"Induced Conversions of Convertible Debt". This charge was wholly offset by a corresponding account increase of $284,211 in additional paid-in capital. The charge and corresponding benefit relate to the conversion to equity during 1998 of $300,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture").

In comparing the Company's performance to that for the year ended December 31, 1997 a $6,000,000 legal settlement granted to the Company in April 1997 (See
Note 9 of Notes to Financial Statements), offset by $3,394,406 in unusual charges taken during 1997, made comparison difficult. After giving effect to the legal settlement income and unusual charges, the Company's loss was $832,072 or $0.09 per share for the year ended December 31, 1997 on sales of $7,874,813 compared to net loss of $3,372,323 or $0.33 per share for the year ended December 31,1998 on sales of $5,323,601.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, of which $2,670,000 was available at December 31, 1999. The Company believes that these sources are sufficient to satisfy its cash requirements for the foreseeable future. (See Item 13 - "Certain Relationships and Related Transactions".)

Working capital decreased $161,011 from $2,599,581 at December 31, 1998 to $2,438,570 at December 31, 1999. The ratio of current assets to current liabilities at December 31, 1999 and 1998 was 2.2.

As of December 31, 1998, the Company's outstanding balance on its $8,000,000, 9% Convertible Subordinated Debentures (the "Debentures"), which become due in 2001, was $1,881,000. The Debentures were convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events. On December 31, 1998, the Company and the Trustee of the Debentures entered into a Second Supplemental Indenture (the "Agreement"). The purpose of the Agreement was to reduce the conversion price for the Debentures from $19.00 per share to $1.00 per share, subject to adjustment as set forth in the Indenture, during the period from December 31, 1998 through March 23, 1999. Under the Agreement, Debentures owned by related parties in the principal amount of $300,000 were converted into 300,000 shares of Common Stock, at the conversion price of $1.00 per share on December 31, 1998. Interest expense and a corresponding credit to additional paid-in capital of $284,211 were recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of Statement of Financial Accounting Standards No. 84, ("SFAS No. 84") "Induced Conversions of Convertible Debt". In the first quarter of 1999 Debentures in the principal amount of $1,764,000 not owned by related parties were converted into 1,764,000 shares of Common Stock, at the conversion price of $1.00 per share. Interest expense and corresponding credit to additional paid-in capital of $1,671,158 were recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of SFAS No. 84. As of December 31, 1999 the Company's outstanding balance of its Debentures was $117,000. Interest on the Debentures is payable semi-annually on June 1 and December 1.

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

In February 1999, the Company repaid $65,000 to Mr. Robert Howard and in the fourth quarter of 1999 the Company consummated an agreement with Dr. Lawrence Howard to convert the Notes and interest accrued into 200,326 shares of restricted common stock, par value $.01 per share of the Company (the "Common Stock"). The number of shares issued was calculated using the market price of Howtek's stock on the date of conversion. As of December 31, 1999, the Company owed $500,000 to Mr. Robert Howard, and no moneys were owed to Dr. Lawrence Howard. The Company believes it can adequately fund its working capital and capital equipment requirements based upon its anticipated level of sales for 2000 and the line of credit available under the Revolving Loan Agreement with its Chairman.

During 1999 the Company borrowed, (i) $660,000 from unrelated parties, (ii) $30,000 from Mr. W. Scott Parr, the Company's President, Chief Executive Officer, and (iii) $310,000 from Mr. Robert Howard, the Company's Chairman, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes are payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum, beginning on December 31, 1999 and each succeeding year during the terms hereof. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued.

On December 31, 1999, the Company consummated an agreement with the unrelated parties and Mr. W. Scott Parr to convert the Promissory Notes into shares of 7.0% Series A convertible preferred stock, par value $.01 per share, of the Company (the "Preferred Stock") and converted the interest accrued into shares of its common stock, par value $.01 per share (the "Common Stock"). As of December 31, 1999, the Company owed $310,000 to Mr. Robert Howard.

Effect of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 , as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk. Not applicable.


Item 8.   Financial    Statements   and Supplementary    Data. See    Financial
          Statements  and Schedule attached hereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

                                                                                 Director
Name                       Age                 Position                           Since
Robert Howard............  76           Chairman of the Board, and Director        1984
W. Scott Parr............  48           President, Chief Executive Officer
                                        and Director                               1998
Ivan Gati................  52           Director                                   1989
Sheila Horwitz...........  63           Director                                   1996
Kit Howard...............  56           Director                                   1999
Harvey Teich.............  80           Director                                   1988

All persons listed above are currently serving a term of office as directors which continues until the next annual meeting of stockholders.

Robert Howard is the founder and Chairman of the Board of Directors of the Company. He is the inventor of many products including the impact dot matrix printer, the desktop laser printer and an early digital computer together with Dr. An Wang. He has been the founder or a principal in many public companies since the 1960's. Mr. Howard was Chief Executive Officer of the Company from its establishment in 1984 until December of 1993. He was the founder, and from 1969 to April 1980 he served as President and Chairman of the Board, of Centronics Data Computer Corp. ("Centronics"), a manufacturer of a variety of computer printers. He resigned from Centronics' Board of Directors in 1983. From April 1980 until 1983, Mr. Howard was principally engaged in the management of his investments. Commencing in mid-1982, Mr. Howard, doing business as R.H. Research, developed the ink jet technology upon which the Company was initially based. Mr. Howard contributed this technology, without compensation, to the Company. Mr. Howard serves as Chairman Emeritus of the Board of Presstek, Inc. ("Presstek"), a public company which has developed proprietary imaging and consumables technologies for the printing and graphic arts industries. In February 1994 Mr. Howard entered into a settlement agreement in the form of a consent decree with the Securities and Exchange Commission (the "Commission") in connection with the Commission's investigation covering trading in the Company's Common Stock by an acquaintance of Mr. Howard and a business associate of such acquaintance. Mr. Howard, without admitting or denying the Commission's allegations of securities laws violations, agreed to pay a fine and to the entry of a permanent injunction against future violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. In addition, in December of 1997, in connection with the Commission's investigation into trading in the securities of Presstek, Mr. Howard, without admitting or denying the Commission's allegations of securities laws violations, agreed to pay a civil penalty of $2,700,000 and to the entry of a final judgement enjoining him future violations of Section 10(b) and 13(a) and Rules 10b-5, 12b-20, 13a-1 and 13a-20 of the Exchange Act.

W. Scott Parr joined the Company in January 1998, as President and Chief Executive Officer. He was appointed to the Company's Board of Directors on
February 4, 1998. Prior to joining Howtek, Mr. Parr served as Divisional Director and a member of the Board of Directors of SABi International Ventures, Inc. in 1997, where he was responsible for restructuring and upgrading certain US companies owned by foreign and venture investors. From 1995 to 1997, Mr. Parr was Chief Executive Officer, General Counsel and Director of Allied Logic Corporation, a start-up venture specializing in proprietary molding and manufacturing technologies. From 1990 to 1995 Mr. Parr was General Counsel and a Director of LaserMaster Technologies, Inc. (now Virtual Fund.Com, Inc.).

Ivan Gati has served as Chairman of Turner Management, Inc. since 1983. Turner Management, Inc. is a vertically integrated real estate investment company with offices located in New York, Texas and Tennessee, and whose subsidiary companies provide property management and finance services. Mr. Gati is a member of the Board of Directors of Universal Automation Systems, Inc.

Sheila Horwitz is a Senior Vice President of Schroder Wertheim & Co., Inc., a securities brokerage firm. She has an extensive background in the securities brokerage industry, having worked at her current firm, formerly known as Wertheim, Schroder & Co., since 1990. Previously Ms. Horwitz worked for Oppenheimer & Co. from 1988 to 1990, and for L. F. Rothschild & Co. from 1978 to 1988, in similar capacities.

Kit Howard holds a Bachelor of Science Degree from New York University. She has worked in the financial community as a stockbroker from 1980 until 1986. Since then she has assisted Robert Howard, her husband and Chairman of the Company, in his various business enterprises.

Harvey Teich is a retired certified public accountant. On January 1, 1992, the accounting firm of Merman & Teich, where Mr. Teich had been a principal for the previous 17 years, ceased to operate as a partnership. He is a member of the New York and Florida State Societies for Certified Public Accountants.

Executive Officers and Key Employees
------------------------------------

Name                       Age        Position
----                       ---        --------

W. Scott Parr(1)           48      President, Chief Executive Officer,  Director

Richard F. Lehman(2)       62      Vice President, Engineering

Annette L. Heroux(1)       43      Chief Financial Officer

Joseph E. Manseau(2)       43      Vice President Sales and Marketing

------------------------------
(1)   Officer appointed by the Board of Directors.
(2)   Key Employees

Richard F. Lehman joined the Company in July 1990, as Director of Scanner Engineering. In December 1993, he was named Vice President of Scanner Engineering and in October 1996, he was named Vice President of Engineering. Prior to joining the Company, Mr. Lehman was employed by Xerox Corporation for 23 years where he served in various engineering and managerial capacities.

Annette L. Heroux joined the Company in October 1987 as Accounting Manager and was named Controller in October 1998 and Chief Financial Officer in July 1999. Prior to joining the Company, Ms. Heroux worked from 1980 to 1987 for Laurier, Inc., a small semiconductor equipment manufacturer, in various financial and managerial capacities.

Joseph E. Manseau joined the Company in August 1998 as Regional Sales Manager and was named to Vice President Sales and Marketing on April 1, 1999. Prior to joining the Company Mr. Manseau worked from 1997 to 1998 for Escher-Grad Tech., Inc. where he was responsible for implementing the sales and marketing strategy for its large format image setters. From 1981 to 1997 he worked for AGFA and Compugraphic, currently divisions of Bayer Corporation, in various marketing and sales capacities.

Item 11. Executive Compensation.

The following table provides information on the compensation provided by the Company during fiscal years 1999, 1998 and 1997 to the persons serving as the Company's Chief Executive Officer during fiscal 1999, the Company's most highly compensated executive officers and certain key employees serving at the end of the 1999 fiscal year. Included in this list are only those executive officers and key employees whose total annual salary and bonus exceeded $100,000 during the 1999 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                    Securities
                                                                    Underlying
Name and Principal Position                Year        Salary($)     Option(#)
---------------------------                ----        ---------    ----------
W. Scott Parr
Chief Executive Officer..................  1999        138,197       127,337
                                           1998        131,502       277,431
                                           1997         - 0 -         - 0 -
Richard Lehman
Vice President, Engineering..............  1999        112,735         5,000
                                           1998        101,976        19,128
                                           1997        113,698         5,000

                                                                    Securities
                                                                    Underlying
Name and Principal Position                Year        Salary($)     Option(#)
---------------------------                ----        ---------     ---------

Joseph E. Manseau
Vice President, Sales & Marketing........  1999        126,529       18,410
                                           1998         - 0 -         - 0 -
                                           1997         - 0 -         - 0 -

                                             OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants                                              Potential
                        ------------------------------                                       Realizable Value at
                        Number  of      Percent of                                           Assumed Annual
                        Securities      Total Options                                        Rates of Stock
                        underlying      Granted to       Exercise of                         Price Appreciation
                        Options         Employees        Base Price        Expiration        for Option Term
Name                    Granted*        in Fiscal Year     ($/Sh)             Date           5%($)       10%($)
----                    --------        --------------     ------             ----           -----       ------
W. Scott Parr            125,000         29.0              .81             07/07/2009        63,676       161,366
                           2,337           .5             1.13             10/07/2009         1,661         4,209

Joseph Manseau            10,000          2.3              .81             07/07/2009         5,094        12,909
                           8,410          2.0             1.13             10/07/2009         5,977        15,146

Richard Lehman             5,000          1.2              .81             07/07/2009         2,547         6,455

----------
* Except for the options for 2,337 shares granted to Mr. Parr which vested immediately, all the options vest in annual installments at various times between July 7, 1999 and September 1, 2003.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                        AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information on an aggregated basis regarding each exercise of stock options during the Company's last completed fiscal year by each of the executive officers and key employees named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

                                                         Number of
                                                         Securities             Value of
                                                         Underlying             Unexercised
                                                         Unexercised            In-the Money
                                                         Options at             Options at
                                                         FY-End (#)             FY-End($) (1)
                          Shares                         ----------             -------------
                          Acquired on       Value        Exercisable/           Exercisable/
Name                      Exercise (#)      Realized     Unexercisable          Unexercisable
----                      ------------      ---------    -------------          -------------
W. Scott Parr (2)             0                0          99,546/328,855        139,089/347,805
Joseph Manseau (2)            0                0            6,243/16,167           9,370/23,695
Richard Lehman (2)            0                0            50,294/5,334           52,989/6,866

--------------
(1) Based upon the closing price of the Common Stock on December 31, 1999, of $2.44 per share.
(2) Options granted pursuant to the Company's 1993 Stock Option Plan, as amended.

                        COMPENSATION COMMITTEE INTERLOCKS

                            AND INSIDER PARTICIPATION

There is no Compensation Committee or other committee of the Company's Board of Directors performing similar functions. The person who performed the equivalent function in 1999 was Robert Howard, Chairman of the Board under the direction of the Board of Directors. W. Scott Parr, Chief Executive Officer and a director, participated in discussions with Mr. Howard during the past completed fiscal year in his capacity as an executive officer in connection with executive officer compensation. During 1999 none of the executive officers of the Company served on the Board of Directors or Compensation Committee of any other entity, any of whose officers has served on the Board of Directors of the Company.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the Common Stock owned on March 10, 2000, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each executive officer and key employee named in the Summary Compensation Table, (iii) each director of the Company, and (iv) all current executive officers and directors as a group.

                                          Number of
                                          Shares
Name and Address of                       Beneficially                         Percentage
Beneficial Owner(1)                       Owned (1) (2)                        of Class
-------------------                       -------------                        --------
Robert Howard..........................   2,477,030(3)                         17.84%
  303 East 57th Street
  New York, New York 10022
Donald Chapman.........................   1,198,424(4)                          9.03%
   8650 South Ocean Drive
   Jenson Beach, FL  34957
W. Scott Parr..........................     194,498(5)                          1.45%
Sheila Horwitz.........................      79,000(6)                             *
Kit Howard.............................      40,000(7)                             *
Richard Lehman.........................      47,628(8)                             *
Joseph Manseau.........................       8,409(9)                             *
Harvey Teich...........................      70,000(10)                            *
Ivan Gati..............................      65,000(11)                            *
All current executive officers and
directors as a group (7 persons).......   2,953,844 (3) & (5) through
                                                    (7), (10) & (11)           20.66%

----------
* Less than one percent.

1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 10, 2000, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner's percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 10, 2000, have been exercised.

2) Unless otherwise noted, the Company believes that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3) Includes options to purchase 10,000 shares of the Company's Common stock at $1.72 per share. Also, includes 294,399 shares exercisable on conversion of $330,000 principal amount of indebtedness outstanding as of December 31, 1999, pursuant to a loan made by Mr. Howard to the Company, which is convertible into 145,455 shares of Common Stock at $1.31 per share, 86,505 shares at $1.16 per share and 62,439 shares at $1.28 per share and 310,000 shares exercisable at $1.00 per share on conversion of $310,000 principal amount of indebtedness outstanding pursuant to Convertible Promissory Notes. Does not include 15,000 shares owned by Mr. Howard's wife.

4) Includes 25,000 shares owned by Mr. Chapman's wife and 150,000 owned by a revocable trust.

5) Includes 11,000 shares owned by Mr. Parr's wife. Also includes options to purchase 139,364 shares of the Company's Common Stock at $1.13 per share, 25,883 shares at $0.81 per share and 2,250 shares at $1.00 per share.

6) Includes options to purchase 10,000 shares of the Company's Common Stock at $1.72 per share, 25,000 shares at $1.50 per share and 25,000 shares at $0.81 per share.

7) Includes options to purchase 25,000 shares of the Company's Common Stock at $.81 per share.

8) Includes 2,000 shares owned by Mr. Lehman's wife. Also includes options to purchase 20,500 of the Company's Common Stock at $1.72 per share, 16,376 shares at $1.13 per share, 2,752 shares at $1.00 per share and 1,666 shares at $0.81 per share.

9) Includes options to purchase 1,000 shares of the Company's Common Stock at $1.00 per share, 3,333 shares at $.81 per share and 4,076 shares at $1.13 per share.

10) Includes options to purchase 20,000 of the Company's Common Stock at $1.72 per share, 25,000 shares at $1.50 per share and 25,000 shares at $0.81 per share.

11) Includes options to purchase 15,000 of the Company's Common Stock at $1.72 per share, 25,000 shares at $1.50 per share and 25,000 shares at $0.81 per share.

Item 13. Certain Relationships and Related Transactions.

The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000, of which $2,670,000 was available at December 31, 1999. The Loan Agreement expires January 4, 2001. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made. At December 31, 1999, $330,000 was outstanding under the Loan Agreement.

The Company has Secured Demand Notes and Security Agreements (the "New Notes") owed to Mr. Robert Howard. Principal of these notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the New Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The New Notes currently bear interest at 12%. Payment of the New Notes is secured by a security interest in certain assets of the Company. As of December 31, 1999 $500,000 was outstanding pursuant to the New Notes.

During 1999 the Company borrowed, $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes are payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share. As of December 31, 1999, the Company owed $310,000 pursuant to the Promissory Notes.

As of December 31, 1999, the Company had one lease obligation related to its facility. The lease obligation through September 30, 2000 is approximately $58,875. The Company's principal executive offices and research and development laboratory is leased by the Company from Mr. Robert Howard pursuant to a lease which expires September 30, 2000. Rental expense for the year ended December 31, 1999 was $78,500.

As of December 31, 1998, the Company owed Dr. Lawrence Howard $200,000, pursuant to Secured Demand Notes and Security Agreements (The "New LH Notes"). Principal of these notes were due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the New LH Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. Payment of the New LH Notes is secured by a security interest in certain assets of the Company.

In the fourth quarter of 1999 the Company consummated an agreement with Dr. Lawrence Howard to convert the Notes and interest accrued into 200,326 shares of restricted common stock, par value $.01 per share of the Company (the "Common Stock").

In February  1999,  the Company  borrowed  $30,000  from Mr. W. Scott Parr,  the
Company's President, Chief Executive Officer pursuant to a Convertible Promissory Note (the "Promissory Note"). Principal on the Promissory Note was payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Note the Company agreed to pay interest at a fixed rate of 7% per annum, beginning on December 31, 1999 and each succeeding year during the terms hereof. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Note entitled the payee to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. On December 31, 1999, the Company consummated an agreement with Mr. Parr to convert the Promissory Note into shares of 7.0% Series A convertible preferred stock, par value $.01 per share, of the Company (the "Preferred Stock") and converted the interest accrued into shares of its common stock, par value $.01 per share (the "Common Stock").

During the year ended December 31, 1999 the Company sold engineering services totaling $77,394 to Presstek, Inc., which Mr. Howard was the Chairman Emeritus of the Board and is a principal stockholder.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          a) The following documents are filed as part of this Annual Report on Form 10-K:

                    1.   Financial Statements - See Index on page 36.

                    2. Financial Statement Schedule - See Index on page 36. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

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

                    10(d)Letter Agreement dated December 30, 1999,  amending the
                         Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987.

                    10(e)Form of Secured  Demand  Notes  between the  Registrant and Mr. Robert  Howard.  [incorporated  by reference to
                         Exhibit 10(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

                    10(f)Form of Security  Agreements between the Registrant and
                         Mr. Robert Howard [incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

                    10(g)Form  of  Convertible   Promissory   Note  between  the
                         Registrant and Mr. Robert Howard.

                    10(h)Second Supplemental  Indenture dated as of December 31,
                         1998, between the Registrant and Continental Stock Transfer and Trust Company. [incorporated by reference to Exhibit 10(h) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

                    10(i)Certificate  of  Designation of 7% Series A Convertible
                         Preferred Stock dated December 22, 1999.

                    23(a) Consent of BDO Seidman, LLP.

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

                                HOWTEK, INC.
Date: March 30, 2000

                                By: /s/ W. Scott Parr
                                ---------------------
                                   W. Scott Parr
                                   President, Chief Executive Officer, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----
/s/  Robert Howard
-------------------------     Chairman of the
Robert Howard                 Board,  Director                    March 30, 2000


/s/  W. Scott Parr
-------------------------     President, Chief Executive
W. Scott Parr                 Officer, Director                   March 30, 2000

/s/  Annette L. Heroux
-------------------------     Chief Financial Officer, Principal
Annette L. Heroux             Accounting Officer                  March 30, 2000


-------------------------     Director                            March 30, 2000
Ivan Gati

/s/  Sheila Horwitz
-------------------------     Director                            March 30, 2000
Sheila Horwitz

/s/  Kit Howard
-------------------------     Director                            March 30, 2000
Kit Howard

/s/  Harvey Teich
-------------------------     Director                            March 30, 2000
Harvey Teich

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                   Page
                                                                   ----

Report of Independent Certified Public Accountants                   37


Balance Sheets

         As of December 31, 1999 and 1998                            38


Statements of Operations

         For the years ended December 31, 1999,
         1998 and 1997                                               39


Statements of  Stockholders' Equity
         For the years ended December 31, 1999,
         1998 and 1997.                                              40


Statements of Cash Flows

         For the years ended December 31, 1999,
         1998 and 1997.                                              41


Notes to Financial Statements                                        42-57


Schedule II - Valuation and Qualifying

         Accounts and Reserves                                       58

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Howtek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of Howtek, Inc. as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Howtek, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

New York, New York
February 18, 2000

                                  HOWTEK, INC.

                                 Balance Sheets

                                                              December 31,    December 31,
                                                              ------------    ------------
                                                                  1999            1998
                                                              ------------    ------------
                           Assets (note 3)
Current assets:
  Cash and equivalents                                        $    263,073    $    182,724
  Trade accounts receivable net of allowance
    for doubtful accounts of $151,000 in 1999
    and $118,000 in 1998 (note 7)                                1,400,987       1,570,081
  Inventory (note 1)                                             2,649,460       2,927,082
  Prepaid and other                                                144,390         118,689
                                                              ------------    ------------
      Total current assets                                       4,457,910       4,798,576
                                                              ------------    ------------
Property and equipment
  Equipment                                                      2,735,545       2,534,635
  Leasehold improvements                                            33,321          27,765
  Motor vehicles                                                     6,050           6,050
                                                              ------------    ------------
                                                                 2,774,916       2,568,450
  Less accumulated depreciation and amortization                 2,058,734       1,717,445
                                                              ------------    ------------
      Net property and equipment                                   716,182         851,005
                                                              ------------    ------------

Other assets  (note 1):
  Software development costs, net                                  472,427         626,577
  Debt issuance costs, net                                          37,323          57,682
  Patents, net                                                      12,767          17,581
                                                              ------------    ------------
      Total other assets                                           522,517         701,840
                                                              ------------    ------------

      Total assets                                            $  5,696,609    $  6,351,421
                                                              ============    ============

                Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                            $  1,176,480    $  1,287,791
  Accrued expenses                                                 342,860         146,204
  Loans payable to related parties (note 3)                        500,000         765,000
                                                              ------------    ------------
      Total current liabilities                                  2,019,340       2,198,995

Loans payable to related parties (note 3)                          640,000            --
Convertible subordinated debentures (note 4)                       117,000       1,881,000
                                                              ------------    ------------
      Total liabilities                                          2,776,340       4,079,995
                                                              ------------    ------------

Commitments and contingencies (notes 3 and 8)

Stockholders' equity  (notes 3, 4 and 5):
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 13,330,542 in 1999
    and 11,128,082 shares in 1998; outstanding
    13,262,666 in 1999  and 11,060,206 shares in 1998              133,305         111,281
  Convertible preferred stock, $ .01 par value:  authorized
    1,000,000 shares in 1999; issued and outstanding
    6,900 in 1999, with the aggregate liquidation value of
    $690,000 plus 7% annual dividend                                    69            --
  Additional paid-in capital                                    52,562,377      47,938,799
  Accumulated deficit                                          (48,825,218)    (44,828,390)
  Treasury stock at cost (67,876 shares)                          (950,264)       (950,264)
                                                              ------------    ------------
      Stockholders' equity                                       2,920,269       2,271,426
                                                              ------------    ------------

      Total liabilities and stockholders' equity              $  5,696,609    $  6,351,421
                                                              ============    ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                    For the Years Ended December 31,
                                             --------------------------------------------
                                                 1999            1998            1997
                                             ------------    ------------    ------------
Sales (note 7)                               $  6,663,230    $  5,323,601    $  7,874,813
Cost of sales                                   5,069,106       4,100,466       6,211,496
                                             ------------    ------------    ------------
Gross margin                                    1,594,124       1,223,135       1,663,317
                                             ------------    ------------    ------------
Operating expenses:
  Engineering and product development             799,960       1,075,620       1,401,989
  General and administrative                    1,286,895       1,319,062       1,716,199
  Marketing and sales                           1,702,451       1,702,262       1,723,883
  Unusual charges (note 2)                           --              --         3,394,406
                                             ------------    ------------    ------------
      Total operating expenses                  3,789,306       4,096,944       8,236,477
                                             ------------    ------------    ------------
Loss from operations                           (2,195,182)     (2,873,809)     (6,573,160)

Interest expense - net (includes $104,486,
    $30,205 and $114,649, respectively,
     to related parties)                       (1,801,646)       (498,514)       (258,912)

Income from legal settlement (note 9)                --              --         6,000,000
                                             ------------    ------------    ------------

Net loss                                     $ (3,996,828)   $ (3,372,323)   $   (832,072)
                                             ============    ============    ============

Net loss per share (note 5)
     Basic and diluted                       $      (0.32)   $      (0.33)   $      (0.09)

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                         12,660,613      10,142,672       9,038,632

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                       Statements of Stockholders' Equity

                                         Common Stock         Preferred Stock
                                    ---------------------  -------------------
                                     Number of             Number of            Additional
                                      Shares                Shares                Paid-in    Accumulated    Treasury   Stockholders'
                                      Issued    Par Value   Issued   Par Value    Capital       Deficit       Stock       Equity
                                    ----------  ---------  --------  ---------  -----------  ------------   ---------   -----------
Balance at January 1, 1997           9,099,732  $  90,997  $   --    $    --    $45,616,672  $(40,623,995)  $(950,264)  $ 4,133,410

Issuance of common stock
 pursuant to incentive stock
 option plan                            28,350        284      --         --         48,450          --          --          48,734

Net loss                                  --         --        --         --           --        (832,072)       --        (832,072)
                                    ----------  ---------  --------  ---------  -----------  ------------   ---------   -----------
Balance at December 31, 1997         9,128,082     91,281      --         --     45,665,122   (41,456,067)   (950,264)    3,350,072

Sale of common stock                 1,000,000     10,000      --         --        990,000          --          --       1,000,000

Issuance of comon stock relative
  to conversion of loans payable to
  related parties (note 3 (a) & (b))   700,000      7,000      --         --        702,466          --          --         709,466

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures (note 4)     300,000      3,000      --         --        581,211          --          --         584,211

Net loss                                  --         --        --         --           --      (3,372,323)       --      (3,372,323)
                                    ----------  ---------  --------  ---------  -----------  ------------   ---------   -----------
Balance at December 31, 1998        11,128,082    111,281      --         --     47,938,799   (44,828,390)   (950,264)    2,271,426

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures (note 4)   1,764,000     17,639      --         --      3,417,519          --          --       3,435,158

Issuance of comon stock relative
  to conversion of loans payable to
  related parties (note 3 (b))         200,326      2,003      --         --        223,363          --          --         225,366

Issuance of common stock in lieu of
  payment of accounts payable          195,090      1,951      --         --        187,233          --          --         189,184

Issuance of common stock pursuant
 to incentive stock option plan         27,166        272      --         --         39,988          --          --          40,260

Issuance of common stock for
  payment of interest to investors      15,878        159      --         --         38,544          --          --          38,703

Issuance of preferred stock relative
  to conversion of loans payable to
  investors (note 5 (a))                  --         --       6,900         69      689,931          --          --         690,000

Issuance of stock subscription warrant
  for services (note 5 (d))               --         --        --         --         27,000          --          --          27,000

Net loss                                  --         --        --         --           --      (3,996,828)       --      (3,996,828)
                                    ----------  ---------  --------  ---------  -----------  ------------   ---------   -----------
Balance at December 31, 1999        13,330,542  $ 133,305     6,900  $      69  $52,562,377  $(48,825,218)  $(950,264)  $ 2,920,269
                                    ==========  =========  ========  =========  ===========  ============   =========   ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                              For the Years Ended December 31,
                                                        -----------------------------------------
                                                            1999           1998           1997
                                                        -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                              $(3,996,828)   $(3,372,323)   $  (832,072)
                                                        -----------    -----------    -----------
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation                                          341,290        462,128      1,048,865
      Amortization                                          301,457        188,208        301,360
      Interest relative to conversion of Convertible
          Subordinated Debentures (note 4)                1,671,158        284,211           --
      Asset writedowns and reserve increases (note 2)          --             --        3,394,406
     Compensation expense relative to issue of
         Stock Subscription Warrants (note 5)                27,000           --             --
  Changes in operating assets and liabilities:
      Accounts receivable                                   169,094        (94,129)     1,243,323
      Inventory                                             277,622        588,911        496,664
      Other current assets                                  (25,701)       (13,414)       125,540
      Accounts payable                                       77,873       (114,096)      (768,471)
      Accrued interest                                       61,327         20,738       (672,531)
      Accrued expenses                                      135,329        (12,869)       (21,229)
                                                        -----------    -----------    -----------
        Total adjustments                                 3,036,449      1,309,688      5,147,927
                                                        -----------    -----------    -----------

      Net cash provided (used) by
      operating activities                                 (960,379)    (2,062,635)     4,315,855
                                                        -----------    -----------    -----------

Cash flows from investing activities:
  Patents, software development and other                  (122,135)      (190,720)      (377,995)
  Additions to property and equipment                      (206,466)      (273,713)      (507,807)
                                                        -----------    -----------    -----------
      Net cash used by investing activities                (328,601)      (464,433)      (885,802)
                                                        -----------    -----------    -----------

Cash flows from financing activities:
  Issuance of common stock for cash                          40,260      1,000,000         48,734
  Proceeds of loans payable to unrelated parties            696,906           --             --
  Proceeds of loans payable to related parties              632,163      1,474,466           --
  Repayment of loans payable to related parties                --             --       (3,478,604)
                                                        -----------    -----------    -----------
     Net cash provided (used) by financing activities     1,369,329      2,474,466     (3,429,870)
                                                        -----------    -----------    -----------

    Increase (decrease) in cash and equivalents              80,349        (52,602)           183
    Cash and equivalents, beginning of year                 182,724        235,326        235,143
                                                        -----------    -----------    -----------
    Cash and equivalents, end of year                   $   263,073    $   182,724    $   235,326
                                                        ===========    ===========    ===========


Supplemental disclosure of cash flow information:
Cash flows from financing activities:
  Interest paid                                         $    10,530    $   188,854    $   983,471
                                                        ===========    ===========    ===========

Non-cash items from financing activities:
  Conversion of loans and accrued interest payable
    to related parties into Common Stock  (note 3)      $   225,366    $   709,466    $      --
                                                        ===========    ===========    ===========
  Conversion of accounts payable into
    Common Stock                                        $   189,184    $      --      $      --
                                                        ===========    ===========    ===========
  Conversion of  accrued interest payable
    to investors into Common Stock                      $    38,703    $      --      $      --
                                                        ===========    ===========    ===========
  Conversion of loans payable to investors
    into Preferred Stock (note 5 (a))                   $   690,000    $      --      $      --
                                                        ===========    ===========    ===========
  Issuance of common stock relative to conversion
     of Convertible Subordinated Debentures (note 4)    $ 3,435,158    $   584,211    $      --
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

         (b)  Inventory

         Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $1,773,000 and $876,000, respectively, for 1999 and raw material and finished goods of approximately $2,387,000 and $540,000, respectively, for 1998.

         (c)  Property and Equipment

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years).

         (d)  Debt Issuance Costs

         Debt issuance costs, related to the outstanding Convertible Subordinated Debentures, are being amortized over the 15-year term of the Debentures using the straight-line method. The debt issuance costs balances are presented net of accumulated amortization, which was $296,648, and $276,920 at December 31, 1999, and 1998, respectively.

                                  HOWTEK, INC.

         (e)  Patents

         The costs for patents are being amortized over the estimated useful life of the respective assets using the straight-line method. The patents balances are presented net of accumulated amortization, which was $98,774, and $93,960 at December 31, 1999, and 1998, respectively.

         (f)  Software Development Costs

         Software development costs for application software and application software enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86). The Company capitalized $122,135, $190,720, and $355,465 of internally developed and externally purchased software costs during fiscal 1999, 1998 and 1997, respectively. During 1997 the Company wrote-off previously capitalized software development costs for non-current products with a net book value of $272,361 in the second quarter and $157,550 in the fourth quarter. See Note 2 - Unusual Charges.

         The capitalized software balances are presented net of accumulated amortization, which was $484,498, and $208,214 at December 31, 1999, and 1998, respectively. Capitalized software costs are amortized using the straight-line method over their estimated economic life, principally 3 years, commencing when each product is available for general release.

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

         (k)  Net  Loss Per Common Share

         Net loss per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". See Note 5 - Stockholders' Equity.

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

         (n)  Long-Lived Assets

         Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of
         Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". No write-downs have been necessary through December 31, 1999 except as described in Note 2.

                                  HOWTEK, INC.

         (o)  Stock-Based Compensation

         The Company has not adopted the optional fair value based method for accounting for employee stock compensation plans, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". See Note 5 -Stockholders' Equity.

         (p)  Advertising

         The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 were $143,000, $135,000 and $45,000, respectively.

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

         (3)  Related Party Transactions

         (a)  Loan Payable to Principal Stockholder

         The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000, of which $2,670,000 was available at December 31, 1999. The Loan Agreement expires January 4, 2001. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made. At December 31, 1999, $330,000 was outstanding under the Loan Agreement.

                                  HOWTEK, INC.

(3)      Related Party Transactions  (continued)

         (a)  Loan Payable to Principal Stockholder  (continued)

         In 1998 the Company borrowed $400,000 from Mr. Robert Howard, pursuant to Secured Demand Notes and Security Agreements (the "Notes"). Principal on these Notes was due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. In May 1998, the Company consummated an agreement with Mr. Howard to convert the Notes into 400,000 shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock").

         The Company has Secured Demand Notes and Security Agreements (the "New Notes") owed to Mr. Robert Howard. Principal of these notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the New Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The New Notes currently bear interest at 12%. Payment of the New Notes is secured by a security interest in certain assets of the Company. As of December 31, 1999 and 1998, the Company owed $500,000 and $565,000, respectively pursuant to the New Notes.

         During 1999 the Company borrowed, $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of December 31, 1999, the Company owed $310,000 pursuant to the Promissory Notes.

                                  HOWTEK, INC.

(3)      Related Party Transactions  (continued)

         (b)  Loan Payable to Related Party

         In 1998 the Company borrowed $300,000 from Dr. Lawrence Howard, son of the Company's Chairman, Robert Howard, pursuant to Secured Demand Notes and Security Agreements (The "Notes"). Principal on these Notes were due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. In May 1998, the Company consummated an agreement with Dr. Howard to convert the Notes into 300,000 shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock").

         As of December 31, 1998, the Company owed Dr. Lawrence Howard $200,000, pursuant to Secured Demand Notes and Security Agreements (The "New LH Notes"). Principal of these notes were due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the New LH Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or
         (b) the maximum rate permitted by applicable law. Payment of the New LH Notes is secured by a security interest in certain assets of the Company.

         In the fourth quarter of 1999 the Company consummated an agreement with Dr. Lawrence Howard to convert the Notes and interest accrued into 200,326 shares of restricted common stock, par value $.01 per share of the Company (the "Common Stock"). The number of shares issued was determined using the market price of the Company's stock at the date of conversion.

         (c)  Premises Lease and Other Expenses

         The Company conducts its operations in premises owned by Mr. Robert Howard, pursuant to a lease which expires September 30, 2000. As of December 31, 1999, future minimum lease payments under this lease is $78,500 for 2000. The Company is required to pay real estate taxes, provide insurance and maintain the premises.

         (d)  Related Party Sales

         During the year ended December 31, 1999 the Company sold engineering services totaling $77,394 to Presstek, Inc., which Mr. Howard was the Chairman Emeritus of the Board and is a principal stockholder. There were no sales to Presstek, Inc. in 1998 and 1997.

                                  HOWTEK, INC.

(3)      Related Party Transactions  (continued)

         (e)  Sales and Issues of Securities

         During 1998, Mr. Robert Howard and Dr. Lawrence Howard converted their Convertible Subordinated Debentures into Common Stock (see Note 4).

         In February 1999, the Company borrowed $30,000 from Mr. W. Scott Parr, the Company's President, Chief Executive Officer pursuant to a Convertible Promissory Note (the "Promissory Note"). Principal on the Promissory Note was payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Note the Company agreed to pay interest at a fixed rate of 7% per annum, beginning on December 31, 1999 and each succeeding year during the terms hereof. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Note entitled the payee to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. On December 31, 1999, the Company consummated an agreement with Mr. Parr to convert the Promissory Note into shares of 7.0% Series A convertible preferred stock, par value $.01 per share, of the Company (the "Preferred Stock") and converted the interest accrued into shares of its common stock, par value $.01 per share (the "Common Stock").

(4)      Convertible Subordinated Debentures

         The Company has 9% Convertible Subordinated Debentures (the "Debentures"), which become due in 2001. Interest on the Debentures is payable semi-annually on June 1 and December 1. The Debentures are convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events.

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

                                  HOWTEK, INC.

(4)      Convertible Subordinated Debentures

         In the first quarter of 1999, Debentures in the principal amount of $1,764,000 were converted into 1,764,000 shares of Common Stock, at the conversion price of $1.00 per share. Interest expense and corresponding credit to additional paid-in capital of $1,671,158 was recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of SFAS No. 84. As of December 31, 1999 and 1998, the Company's outstanding balance on its Debentures, was $117,000 and $1,881,000, respectively.

(5)      Stockholders' Equity

         (a)  Preferred Stock

         On December 22, 1999 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The number of shares initially constituting the Series A Preferred Stock is 10,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series A Preferred Stock. The holders of the shares of Series A Preferred Stock shall vote together with the Common Stock as a single class on all actions to be voted on by the stockholders of the Company. Each share of Series A Preferred Stock shall entitle the holder thereof to such number of votes per share on each such action as shall equal the number of whole shares of Common Stock into which each share of Series A Preferred Stock is then convertible. The holders shall be entitled to notice of any stockholder's meeting in accordance with the By-Laws of the Company. Each share of Series A Preferred Stock, is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series A Preferred Stock being converted by $1.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series A Preferred Stock by paying cash equal to $100 per share together with any accrued and unpaid dividends (the "Redemption
         Price"). The Redemption Price shall be subject to appropriate adjustment by the Board of Directors of similar division of shares of Series A Preferred Stock or reverse split or similar combination of the Series A Preferred Stock. In the event the Company shall liquidate, dissolve or wind up, no distribution shall be made to the holders of shares of Common Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $100 per share (as

                                  HOWTEK, INC.

(5)      Stockholders' Equity (continued)

         (a)  Preferred Stock (continued)

         adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series A Preferred Stock, in preference to the holders of shares of Common Stock, shall be entitled to receive cumulative dividends of $7.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series A Preferred. Dividends shall be payable annually, in arrears, on the last day of December in each year, commencing December 31, 1999. No dividends were payable in 1999.

         On December 31, 1999, the Company consummated an agreement with all the unrelated parties and Mr. W. Scott Parr to convert $690,000 pursuant to Convertible Promissory Notes into 6,900 shares of Series A Preferred Stock, par value $.01 per share, of the Company.

         (b)  Stock Options

         The Company has two stock option plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," ("SFAS No.123") requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: no dividends paid; expected volatility of 45.8%; risk-free interest rates of 5.79%, 5.88% & 5.99%; and expected lives from 3 to 5 years. The weighted-average assumptions used for grants in 1998 were: no dividends paid; expected volatility of 40%; risk-free interest rates of 5%; and expected lives of 5 years. The weighted-average assumptions used for grants in 1997 were: no dividends paid; expected volatility of 40%; risk-free interest rate of 6.7%; and expected lives of 1year. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                  HOWTEK, INC.

(5)  Stockholders' Equity  (continued)

      (b)  Stock Options  (continued)

           Net loss                        1999                   1998                  1997
                                           ----                   ----                  ----
              As reported             $(3,996,828)            $(3,372,323)           $  (832,072)
              Pro forma               $(4,101,278)            $(3,450,229)           $  (938,783)

          Basic loss per share
              As reported             $     ( .32)            $    ( .33)            $  ( .09)
               Pro forma              $     ( .32)            $    ( .34)            $  ( .10)


         The Howtek, Inc. 1993 Stock Option Plan, ("The 1993 Plan").
         The 1993 Plan (the "Plan") was adopted in November 1993. On September 28, 1999, the Company held its Annual Meeting of Stockholders at which the Stockholders voted to amend the Company's 1993 Stock Option Plan to increase the number of shares of the Company's common stock issuable thereunder from 1,000,000 to 1,625,000 shares. The Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,625,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the Plan vest 100% over periods extending from six months to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.

         The Howtek, Inc. Director Incentive Plan

         The Company has a Director Incentive Plan (the "Director Plan"). The Company has reserved for issuance 250,000 shares under the Director Plan. The Director Plan provides for the award of (i) restricted and unrestricted stock, (ii) qualified stock options, and (iii) non-qualified stock options. The Director Plan is administered by a committee of at least one director or non-director appointed by the Board. The term of the Director Plan is ten years and the term of individual grants of stock options thereunder is ten years. Vesting periods for exercise of options and restrictions on the transferability of stock awards is determined by the committee administering the Director Plan.

                                   HOWTEK, INC
                    Notes to Financial Statements (continued)

(5)  Stockholders' Equity (continued)

      (b)  Stock Options  (continued)

      A summary of stock option (incentive and non-qualifying) activity is as follows:

1993 STOCK OPTION PLAN & DIRECTOR INCENTIVE PLAN

                                                         Option            Price range            Weighted
                                                         Shares             per share              Average
                                                   ---------------------------------------------------------------
Outstanding, January 1, 1997                               532,335         $1.50-$3.63              $2.55
Granted                                                    124,000         $1.00-$1.81              $1.44
Exercised                                                  (28,350)           $1.72                 $1.72
Cancelled                                                  (72,200)        $1.72-$3.63              $2.68
                                                   ---------------------------------------------------------------
Outstanding, December 31, 1997                             555,785         $1.00-$1.81              $1.44
Granted                                                    775,924         $1.00-$1.25              $1.08
Exercised                                                  -0-                 -0-                   -0-
Cancelled                                                 (324,593)        $1.00-$1.81              $1.43
                                                   ---------------------------------------------------------------
Outstanding, December 31, 1998                           1,007,116         $1.00-$1.81              $1.27
Granted                                                    505,922         $ .81-$1.13              $ .94
Exercised                                                  (27,166)        $ .81-$1.72              $1.48
Cancelled                                                 (202,298)        $ .81-$1.81              $1.23
                                                   ---------------------------------------------------------------
Outstanding, December 31, 1999                           1,283,574         $ .81-$1.81              $1.22
                                                   ===============================================================

Exercisable at year-end
                       1997                                408,635         $1.50-$1.72              $1.61
                       1998                                409,793         $1.00-$1.72              $1.27
                       1999                                642,772         $ .81-$1.81              $1.21

Available for future grants
                       1999                                475,838

The weighted-average fair value of options granted during the year was $0.42 per option for 1999, $0.63 per option for 1998 and $0.32 per option for 1997.

The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 1999 was 8.3 years.

                                  HOWTEK, INC.

(5)   Stockholders' Equity  (continued)

      (c)  Earnings per Share

      The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. Conversion of the subordinated debentures and other convertible debt and assumed exercise of options and warrants are not included in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

      The following table summarizes the common stock equivalent of securities that were outstanding as of December 31, 1999, 1998 and 1997, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                           December 31,
                                                 1999         1998       1997
                                                 ----         ----       ----
Stock options                                  1,283,574   1,007,116     555,785
Stock warrants                                    50,000        --          --
Convertible Subordinated Debentures                6,158      99,000     114,789
Convertible Revolving Promissory Note            294,399        --          --
Convertible Promissory Note                      310,000        --          --



      (d) Stock Subscription Warrant

      In December, 1999 the Company issued a common stock purchase warrant (the "Warrant") to the company (the "manufacturer) responsible for the assembly of the Company's MultiRAD(TM) medical film digitizer, as part of its manufacturing agreement entered into earlier in 1999. The Warrant entitles the manufacturer to purchase from the Company up to 50,000 shares of the Company's common stock at the price of $2.50 per share. The manufacturer may exercise the Warrant at any time or from time to time on or prior to December 31, 2004. The Company estimated the fair value of the Warrants at the date of issue to be $54,000 using the Black-Scholes option-pricing model. Accordingly, the value of the Warrants will be recorded as stock compensation expense over the period of the manufacturing agreement.

                                  HOWTEK, INC.

                    Notes to Financial Statements (continued)

(6)  Income Taxes

     As a result of the 1999, 1998 and 1997 losses, no income tax expense was incurred for these years.

     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax liabilities (assets) are comprised of the following at December 31:

                                                   1999                1998
                                               ------------        ------------
Inventory (Section 263A)                           (133,000)       $   (429,000)
Inventory reserves                                  (68,000)            (35,000)
Receivable reserves                                 (51,000)            (40,000)
Other accruals                                      (19,000)            (29,000)
Tax credits                                      (2,506,000)         (2,383,000)
NOL carryforward                                (15,630,000)        (14,215,000)
                                               ------------        ------------
  Gross deferred tax asset                     $(18,407,000)       $(17,131,000)
                                               ------------        ------------
Accumulated depreciation                             36,000              34,000
                                               ------------        ------------
Gross deferred tax liabilities                       36,000              34,000
                                               ------------        ------------
Net tax assets                                 $(18,371,000)       $(17,097,000)

Deferred tax assets valuation
  allowance                                    $ 18,371,000        $ 17,097,000
                                               ============        ============

Net deferred tax assets                        $        -0-        $         -0-
                                               ============        =============


     As of December 31, 1999, the Company has net operating loss carryforwards totaling approximately $46,049,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating loss expiration period:

                                  HOWTEK, INC.

(6)  Income Taxes (continued)

           Expiration date                            Amount of remaining NOL
               2000                                         1,100,000
               2001                                         5,000,000
               2002                                         8,900,000
               2003                                         3,300,000
               2004                                         4,200,000
               2005                                         2,200,000
               2006                                         2,200,000
               2007                                           300,000
               2008                                           600,000
               2009                                           100,000
               2010                                         4,000,000
               2011                                         4,400,000
               2012                                         2,300,000
               2018                                         3,600,000
               2019                                         3,800,000


     In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,506,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2019.

(7)  Sales Information

     (a) Geographic Information

     The Company's sales are made to U.S. distributors, dealers and to foreign distributors of computer and related products. Total export sales, which includes sales made to a U.S. based international distributor of computer and related products, were $740,000 or 11% of total sales in 1999, $1,252,000 or 23% of total sales in 1998 and $4,362,000 or 55% of total sales in 1997.

     The Company's principal concentration of export sales has been in Europe which accounted for 41% of 1999 export sales, 47% in 1998 and 69% in 1997. The balance of the export sales were into the Far East, Mexico, Central America, and Canada.

     As of December 31, 1999 and 1998 the Company had outstanding receivables of $133,000 and $281,000, respectively, from distributors of its products who are located outside of the United States.

                                  HOWTEK, INC.

(7)  Sales Information (continued)

     (b) Major Customers

     During the year ended December 31,1999, the Company's sales of its prepress and graphic arts products to its U.S. based international distributor continued to be adversely affected by the economic weakness in Asia. Since 1998 the Company has taken actions designed to accelerate sales growth in new markets, such as its medical imaging and photographic market. For the year ended December 31, 1998 the Company had one major customer which operated as a U.S. based international distributor of computer and related products. In 1997 the Company had two major customers, one of which operated as a U.S. based international distributor of computer and related products and the other as an OEM. There were no major customers in 1999. The following represents the comparative sales and accounts receivable:

                                                1998                1997
        Sales                                 Amount    %       Amount     %
        -----                              --------------    ----------------

        Customer 1                         $  572,836  11       $1,832,000 23
        Customer 2                         $       --  --       $1,388,000 18

        Accounts Receivable

        Customer 1                         $   52,000           $  254,000
        Customer 2                         $       --           $  201,000


(8)  Commitments and Contingencies

     As of December 31, 1999, the Company had one lease obligation related to its facility. The lease obligation for 2000 is approximately $58,875. The Company's principal executive offices and research and development laboratory is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors pursuant to a lease which expires September 30, 2000. Rental expense for all leases for the years ended December 31, 1999, 1998 and 1997 was $93,740, $161,425 and $243,343 respectively.

                                  HOWTEK, INC.

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

(10) Financial instruments

     The  carrying  amounts  of  financial   instruments,   including  cash  and
     equivalents, accounts receivable, accounts payable, accrued expenses, demand notes payable to related parties and convertible debentures and other convertible debt approximated fair value as of December 31, 1999 and 1998, due to either short maturity or terms similar to those available to similar companies in the open market.

(11) Subsequent Events

     In January and February 2000, the Company borrowed an additional $160,000 from Mr. Robert Howard under the Convertible Note and Revolving Loan and Security Agreement, of which $2,510,000 was available at February 18, 2000.

                                  HOWTEK, INC.

          Schedule II - Valuation and Qualifying Accounts and Reserves


               Col. A               Col. B       Col. C          Col. D          Col. E
-----------------------------------------------------------------------------------------
                                  Balance at   Charged to                       Balance
                                  Beginning     Cost and                         at end
             Description           of Year      Expenses        Deductions       of Year
-----------------------------------------------------------------------------------------
Year End December 31, 1999:
 Allowance for Doubtful Accounts   $  118,349   $  281,312   $   249,161 (1)   $  150,500
 Inventory Reserve                 $  101,553   $  117,583   $    18,961 (2)   $  200,175


Year End December 31, 1998:
 Allowance for Doubtful Accounts   $   70,000   $   53,064   $     4,715 (1)   $  118,349
 Inventory Reserve                 $  236,658   $   69,166   $   204,271 (2)   $  101,553


Year End December 31, 1997:
 Allowance for Doubtful Accounts   $  537,748   $  770,000   $ 1,237,748 (1)   $   70,000
 Inventory Reserve                 $  500,000   $2,119,467   $ 2,382,809 (2)   $  236,658


(1)  Represents the amount of accounts charged off.

(2)  Represents inventory written off and disposed of.