Form 10-Q
period 2000-03-31
HOWTEK INC
filed 2000-05-12
CIK 749660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                                 to
                               -------------------------------    --------------

Commission file number 1-9341

                                  HOWTEK, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        02-0377419
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

 21 Park Avenue, Hudson, New Hampshire                                 03051
(Address of principal executive offices)                             (Zip Code)

                                 (603) 882-5200
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO___.

         As of the close of business on May 3, 2000 there were 13,370,326 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX


                                                                 PAGE
PART I   FINANCIAL INFORMATION

  Item 1 Financial Statements

         Balance Sheets as of March 31, 2000
          (unaudited) and December 31, 1999                             3

         Statements of Operations for the three
          month periods ended March 31, 2000 and
          1999 (unaudited)                                              4

         Statements of Cash Flows for the three month periods
          ended March 31, 2000 and 1999 (unaudited)                     5

         Notes to Financial Statements (unaudited)                      6-7


  Item 2 Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8-10

  Item 3 Quantitative and Qualitative Disclosures about Market Risk     11


PART II  OTHER INFORMATION

  Item 6 Exhibits and Reports on Form 8-K                               11


  Signatures                                                            12

                                  HOWTEK, INC.


                                 Balance Sheets


                                                                March 31, 2000             December 31, 1999
                                                             ---------------------       ----------------------
                           Assets                                 (unaudited)                  (audited)

Current assets:
  Cash and equivalents                                        $           120,203         $            263,073
  Trade accounts receivable net of allowance
    for doubtful accounts of $143,000 in 2000
    and $151,000 in 1999                                                1,406,842                    1,400,987
  Inventory                                                             2,393,770                    2,649,460
  Prepaid and other                                                       258,891                      144,390
                                                                ------------------           ------------------
      Total current assets                                              4,179,706                    4,457,910
                                                                ------------------           ------------------

Property and equipment:
  Equipment                                                             2,751,977                    2,735,545
  Leasehold improvements                                                   33,321                       33,321
  Motor vehicles                                                            6,050                        6,050
                                                                ------------------           ------------------
                                                                        2,791,348                    2,774,916
  Less accumulated depreciation and amortization                        2,139,970                    2,058,734
                                                                ------------------           ------------------
      Net property and equipment                                          651,378                      716,182
                                                                ------------------           ------------------

Other assets:
  Software development costs, net                                         431,504                      472,427
  Debt issuance costs, net                                                 32,234                       37,323
  Patents, net                                                             11,640                       12,767
                                                                ------------------           ------------------
      Total other assets                                                  475,378                      522,517
                                                                ------------------           ------------------

      Total assets                                            $         5,306,462         $          5,696,609
                                                                ==================           ==================


            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                            $         1,067,261         $          1,176,480
  Dividend payable                                                         12,209                            -
  Accrued expenses                                                        384,122                      342,860
  Loans payable to related party                                          500,000                      500,000
                                                                ------------------           ------------------
      Total current liabilities                                         1,963,592                    2,019,340

Loans payable to related party                                            800,000                      640,000
Convertible subordinated debentures                                       117,000                      117,000
                                                                ------------------           ------------------
      Total liabilities                                                 2,880,592                    2,776,340
                                                                ------------------           ------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 13,338,202 in 2000
    and 13,330,542 shares in 1999; outstanding
    13,270,326 in 2000  and 13,262,666 shares in 1999                     133,381                      133,305
  Convertible preferred stock, $.01 par value: authorized
    1,000,000 shares in 1999; issued and outstanding
    6,900 in 2000 and 1999, with the aggregated liquidation
    value of $690,000 plus 7% annual dividend                                  69                           69
  Additional paid-in capital                                           52,632,366                   52,562,377
  Accumulated deficit                                                 (49,389,682)                 (48,825,218)
  Treasury stock at cost (67,876 shares)                                 (950,264)                    (950,264)
                                                                ------------------           ------------------
      Stockholders' equity                                              2,425,870                    2,920,269
                                                                ------------------           ------------------

      Total liabilities and stockholders' equity              $         5,306,462         $          5,696,609
                                                                ==================           ==================

See accompanying notes to financial statements.

                                  HOWTEK, INC.


                            Statements of Operations



                                                      Three Months              Three Months
                                                     March 31, 2000            March 31, 1999
                                                     ----------------         -----------------
                                                       (unaudited)              (unaudited)



Sales                                                $     1,517,518          $      1,561,133
Cost of Sales                                              1,164,961                 1,304,357
                                                        -------------            --------------
Gross Margin                                                 352,557                   256,776
                                                        -------------            --------------
Operating expenses:
  Engineering and product development                        209,903                   250,433
  General and administrative                                 289,250                   554,306
  Marketing and sales                                        383,655                   454,891
                                                        -------------            --------------
      Total operating expenses                               882,808                 1,259,630

                                                        -------------            --------------
Loss from operations                                        (530,251)               (1,002,854)

Interest expense - net                                        34,213                 1,694,594
                                                        -------------            --------------

Net loss                                             $      (564,464)         $     (2,697,448)

Preferred dividend                                            12,209                         -

                                                        -------------            --------------
Net loss available to common shareholders            $      (576,673)         $     (2,697,448)
                                                        =============            ==============

Net loss per share
     Basic and diluted                               $         (0.04)         $          (0.23)

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                                    13,266,484                11,657,384

See accompanying notes to financial statements.

                                  HOWTEK, INC.


                            Statements of Cash Flows


                                                        Three Months             Three Months
                                                       March 31, 2000           March 31, 1999
                                                       ----------------        -----------------
                                                         (unaudited)             (unaudited)

Cash flows from operating activities:
  Net loss                                              $     (564,464)         $    (2,697,448)
                                                          -------------           --------------
  Adjustments to reconcile net loss
   to net cash used for operating activities:
  Depreciation                                                  81,236                  100,719
  Amortization                                                  75,216                   75,293
  Interest relative to conversion of Convertible
      Subordinated Debentures                                        -                1,671,158
  Compensation expense related to issue of
      Stock Subscription Warrants                               27,000                        -
 Changes in operating assets and liabilities:
    Accounts receivable                                         (5,855)                 146,336
    Inventory                                                  255,690                  106,749
    Other current assets                                      (114,501)                  15,517
    Accounts payable                                           (63,576)                 400,737
    Accrued expenses                                            41,262                   63,913
                                                          -------------           --------------
      Total adjustments                                        296,472                2,580,422
                                                          -------------           --------------

      Net cash used for operating activities                  (267,992)                (117,026)
                                                          -------------           --------------

Cash flows from investing activities:
  Patents, software development and other                      (28,077)                 (28,364)
  Additions to property and equipment                          (16,432)                 (30,340)
                                                          -------------           --------------
      Net cash used for investing activities                   (44,509)                 (58,704)
                                                          -------------           --------------

Cash flows from financing activities:
  Issuance of common stock for cash                              9,631                        -
  Proceeds of loan payable to principal stockholders           160,000                  215,000
                                                          -------------           --------------
      Net cash provided by financing activities                169,631                  215,000
                                                          -------------           --------------

    Increase (decrease) in cash and equivalents               (142,870)                  39,270
    Cash and equivalents, beginning of period                  263,073                  182,724
                                                          -------------           --------------
    Cash and equivalents, end of period                 $      120,203          $       221,994
                                                          =============           ==============

Supplemental disclosure of cash flow information:
  Interest paid                                         $            -          $             -
                                                          =============           ==============



See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                 March 31, 2000


(1)      Accounting Policies

         In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Howtek, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.



(2)      Loan Payable to Related Party

         The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made. At March 31, 2000, $490,000 was outstanding under the Loan Agreement. The Company had $2,510,000 available for future borrowings.


         The Company has Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of March 31, 2000, the Company owed $500,000 pursuant to the Notes.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                 March 31, 2000


(2)      Loan Payable to Related Party  (continued)

         During 1999 the Company borrowed, $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of March 31, 2000, the Company owed $310,000 pursuant to the Promissory Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this Item 2. and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence of products, competition, and other risks detailed in Howtek's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


Results of Operations


Quarter Ended March 31, 2000 compared to Quarter Ended March 31, 1999

Sales. Sales for the three months ended March 31, 2000 were $1,517,518, compared with sales of $1,561,133 for the quarter ended March 31, 1999. The Company continues to emphasize its medical business opportunities, and sales of the Company's medical imaging products increased 23%, from $294,654 in the quarter ended March 31, 1999 to $363,773 in the quarter ended March 31, 2000. Howtek's medical product sales are made primarily to the Company's respective "integration partners" or resellers, who add software and other components to Howtek's products to provide full medical imaging solutions to their customers. During 1999, the Company added a series of new integration partners. These resellers are expected to contribute to increased sales of medical products in future periods.

Sales of the Company's prepress and graphic arts products, including related maintenance and repair services decreased 10%, from $1,266,478 in the first quarter of 1999 to $1,141,245 over the comparable period in 2000. The Company began limited initial shipment of its new FotoFunnel photographic print scanner line at the end of the first quarter of 2000, with sales of $12,500 during this period. The Company anticipates an increase in shipments of the FotoFunnel print scanner in the second quarter of 2000.

Gross Margins. Gross margins for the three month period ended March 31, 2000 increased to 23% from 16% in the comparable period in 1999. Gross margins improved as a result of reduced production overhead and indirect production expenses, associated with the Company's continuing overhead and expense control measures and with the Company's increased outsourcing of production and assembly services.

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2000 decreased 16% from $250,433 in 1999 to $209,903 in 2000. The decrease results primarily from planned reductions in manpower. The Company expects to continue to increase its utilization of outside and contract engineering resources as it deems appropriate. In general, the Company seeks to shift its engineering and development priorities, and the allocation of its engineering and development resources, to its medical and photo-finishing business opportunities.

General and Administrative. General and administrative expenses in the three month period ended March 31, 2000 decreased 48% from $554,306 in 1999 to $289,250 in 2000. During the first quarter of 1999 the Company established reserves in the amount $186,662 to permit the Company to take back its discontinued HiDemand 400 graphic arts scanner products to encourage resellers and customers to acquire its Scanview line of products and a non-recurring expense of $21,142 associated with the write off of tooling and inventories associated with the discontinued HiDemand 400 product. Giving effect to the HiDemand 400 reserve and write down, the general and administrative expenses for the first quarter ended March 31, 1999 decreased by 17% from $346,502 compared to $289,250 for the comparable period in 2000. The decrease is due primarily to reductions in personnel expenses and to a continued effort to reduce overall expenses. The Company expects general and administrative expenses to remain relatively constant during the balance of 2000, as a percentage of sales.

Marketing and Sales Expenses. Marketing and sales expenses in the three month period ended March 31, 2000 decreased 16% from $454,891 in 1999 to $383,655 in 2000. This decrease is due primarily to the reduction in compensation and promotional expenses. In 1999 the Company changed its sales compensation structure to provide compensation on the basis of gross margins rather than net sales. Promotional expenses decreased in the graphic arts area, where there is an increasing reliance on direct mail and telemarketing to support its sales efforts. Medical sales expenses increased and new expenses were incurred relating to the FotoFunnel business. The Company expects marketing and sales expenses to increase in 2000.

Interest Expense. Net interest expense for the three month period ended March 31, 2000 decreased to $34,213 from $1,694,594 in 1999. During the first quarter of 1999 the Company recorded interest expense of $1,671,158 relative to the conversion of Convertible Subordinated Debentures as required by Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt". This charge was wholly offset by a corresponding increase to additional paid-in capital by $1,671,158. The charge and corresponding benefit relate to the conversion to equity during the first quarter of 1999 of $1,764,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture"). In December 1998, the Company provided for a temporary reduction in the conversion price of the 9% Debenture to encourage conversion to common stock, and thereby reduce cash interest expenses, and sinking fund payments associated with the 9% Debenture.

As a result of the foregoing, the Company recorded a net loss of $564,464 or $0.04 per share for the three month period ended March 31, 2000 on sales of $1,517,518 compared to a net loss of $2,697,448 or $0.23 per share from the same period in 1999 on sales of $1,561,133.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, Mr. Robert Howard, of which $2,510,000 was available at March 31, 2000.

At March 31, 2000 the Company had current assets of $4,179,706, current liabilities of $1,963,592 and working capital of $2,216,114. The ratio of current assets to current liabilities was 2.1:1

The Company has Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these Notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of March 31, 2000, the Company owed $500,000 pursuant to the Notes.

During 1999 the Company borrowed, $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of March 31, 2000, the Company owed $310,000 pursuant to the Promissory Notes.


Subsequent Events

In April 2000, the Company borrowed an additional $100,000 from Mr. Robert Howard under the Convertible Note and Revolving Loan and Security Agreement. A total of $2,410,000 was available for borrowing by the Company at April 30, 2000.

Additionally, in April 2000 the Company sold, in private transactions, 2,250 shares if its 7% Series A Convertible Preferred Stock, par value $.01 per share, for gross proceeds of $225,000.

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


                                  Howtek, Inc.
                                  ------------
                                  (Company)



Date:    May 12, 2000       By:    /s/ W. Scott Parr
         ------------              -----------------
                                   W. Scott Parr
                                   President, Chief Executive Officer,
                                   Director


Date:    May 12, 2000       By:   /s/ Annette L. Heroux
         ------------             ---------------------
                                  Annette L. Heroux
                                  Vice President Finance,
                                  Chief Financial Officer