Form 10-Q
period 2000-06-30
HOWTEK INC
filed 2000-08-14
CIK 749660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 1-9341

                                  HOWTEK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    02-0377419
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


21 Park Avenue, Hudson, New Hampshire                     03051
----------------------------------------                  -----
(Address of principal executive offices)                (Zip Code)


                                 (603) 882-5200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES _X_ NO ___.

     As of the close of business on July 10, 2000 there were 13,370,326 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX


                                                                            PAGE
PART I    FINANCIAL INFORMATION

  Item 1  Financial Statements

          Balance Sheets as of June 30, 2000
          (unaudited) and December 31, 1999                                 3

          Statements of Operations for the three month periods ended
          June 30, 2000 and 1999 and for the six month periods ended
          June 30, 2000 and 1999 (unaudited)                                4

          Statements of Cash Flows for the six month periods
          ended June 30, 2000 and 1999 (unaudited)                          5

          Notes to Financial Statements (unaudited)                         6-7


  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8-11

  Item 3  Quantitative and Qualitative Disclosures about Market Risk        11


PART II   OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                         12

  Item 6  Exhibits and Reports on Form 8-K                                  12


  Signatures                                                                13

                                  HOWTEK, INC.

                                 Balance Sheets

                                                               June 30, 2000         December 31, 1999
                                                               -------------         -----------------
                        Assets                                  (unaudited)
Current assets:
  Cash and equivalents                                         $    177,138             $    263,073
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $165,000 in 2000 and $151,000 in 1999                     1,921,065                1,400,987
  Inventory                                                       2,557,540                2,649,460
  Prepaid and other                                                 170,460                  144,390
                                                               ------------             ------------
      Total current assets                                        4,826,203                4,457,910
                                                               ------------             ------------

Property and equipment:
  Equipment                                                       2,796,114                2,735,545
  Leasehold improvements                                             33,321                   33,321
  Motor vehicles                                                      6,050                    6,050
                                                               ------------             ------------
                                                                  2,835,485                2,774,916
  Less accumulated depreciation and amortization                  2,223,732                2,058,734
                                                               ------------             ------------
      Net property and equipment                                    611,753                  716,182
                                                               ------------             ------------

Other assets:
  Software development costs, net                                   390,729                  472,427
  Debt issuance costs, net                                           27,144                   37,323
  Patents, net                                                       10,514                   12,767
                                                               ------------             ------------
      Total other assets                                            428,387                  522,517
                                                               ------------             ------------

      Total assets                                             $  5,866,343             $  5,696,609
                                                               ============             ============

         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                             $  1,549,553             $  1,176,480
  Dividends payable                                                  26,616                     --
  Accrued expenses                                                  439,854                  342,860
  Loan payable to related parties                                   500,000                  500,000
                                                               ------------             ------------
      Total current liabilities                                   2,516,023                2,019,340

Loan payable to related party                                       900,000                  640,000
Convertible subordinated debentures                                 117,000                  117,000
                                                               ------------             ------------
      Total liabilities                                           3,533,023                2,776,340
                                                               ------------             ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 13,438,202 in 2000
    and 13,330,542 shares in 1999; outstanding
    13,370,326 in 2000 and 13,262,666 shares in 1999                134,381                  133,305
  Convertible preferred stock, $.01 par value: authorized
    1,000,000 shares in 1999; issued and outstanding
    8,150 in 2000 and 6,900 in 1999, with the aggregated
    liquidation value of $815,000 plus 7% annual dividend                82                       69
  Additional paid-in capital                                     52,796,304               52,562,377
  Accumulated deficit                                           (49,647,183)             (48,825,218)
  Treasury stock at cost (67,876 shares)                           (950,264)                (950,264)
                                                               ------------             ------------
      Stockholders' equity                                        2,333,320                2,920,269
                                                               ------------             ------------

      Total liabilities and stockholders' equity               $  5,866,343             $  5,696,609
                                                               ============             ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                                     Three Months                              Six Months
                                                                       June 30,                                 June 30,
                                                           --------------------------------        --------------------------------
                                                                2000                1999                2000                1999
                                                                      (unaudited)                            (unaudited)
Sales                                                      $  1,957,638        $  1,902,608        $  3,475,156        $  3,463,741
Cost of Sales                                                 1,360,512           1,416,882           2,525,473           2,721,239
                                                           ------------        ------------        ------------        ------------
Gross Margin                                                    597,126             485,726             949,683             742,502
                                                           ------------        ------------        ------------        ------------
Operating expenses:
  Engineering and product development                           150,760             177,166             360,663             427,599
  General and administrative                                    266,796             212,238             556,046             766,544
  Marketing and sales                                           398,266             406,411             781,921             861,302
                                                           ------------        ------------        ------------        ------------
      Total operating expenses                                  815,822             795,815           1,698,630           2,055,445

                                                           ------------        ------------        ------------        ------------
Loss from operations                                           (218,696)           (310,089)           (748,947)         (1,312,943)

Interest expense - net                                           38,805              33,619              73,018           1,728,213
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $   (257,501)       $   (343,708)       $   (821,965)       $ (3,041,156)

Preferred dividend                                               14,407                --                26,616                --

                                                           ------------        ------------        ------------        ------------
Net loss available to common shareholders                  $   (271,908)       $   (343,708)       $   (848,581)       $ (3,041,156)
                                                           ============        ============        ============        ============

Net loss per share
     Basic and diluted                                     $      (0.02)       $      (0.03)       $      (0.06)       $      (0.25)

Weighted average number of shares used
  in computing earnings per share
     Basic and diluted                                       13,343,952          12,826,296          13,305,218          12,245,069

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                                     Six Months           Six Months
                                                                   June 30, 2000        June 30, 1999
                                                                   -------------        -------------
                                                                    (unaudited)           (unaudited)
Cash flows from operating activities:
  Net loss                                                          $  (821,965)         $(3,041,156)
                                                                    -----------          -----------
  Adjustments to reconcile net loss
  to net cash used for operating activities:
  Depreciation                                                          164,998              203,858
  Amortization                                                          150,432              150,587
  Interest relative to conversion of Convertible
    Subordinated Debentures                                                --              1,671,158
  Compensation expense related to issue of
     Stock Subscription Warrants                                         27,000                 --
 Changes in operating assets and liabilities:
    Accounts receivable                                                (520,078)            (189,718)
    Inventory                                                            91,920               76,166
    Other current assets                                                (26,070)               3,808
    Accounts payable                                                    398,073              367,847
    Accrued expenses                                                     96,994               (6,135)
                                                                    -----------          -----------
      Total adjustments                                                 383,269            2,277,571
                                                                    -----------          -----------

      Net cash used for  operating activities                          (438,696)            (763,585)
                                                                    -----------          -----------

Cash flows from investing activities:
  Patents, software development and other                               (56,302)             (51,611)
  Additions to property and equipment                                   (60,569)             (70,768)
                                                                    -----------          -----------
      Net cash used for investing activities                           (116,871)            (122,379)
                                                                    -----------          -----------

Cash flows from financing activities:
  Issuance of common stock for cash                                       9,632               89,184
  Issuance of preferred stock for cash                                  200,000                 --
  Proceeds of loan from related parties                                 260,000              215,000
  Proceeds of loan from unrelated parties                                  --                660,000
                                                                    -----------          -----------
      Net cash provided by financing activities                         469,632              964,184
                                                                    -----------          -----------

    Increase (decrease) in cash and equivalents                         (85,935)              78,220
    Cash and equivalents, beginning of period                           263,073              182,724
                                                                    -----------          -----------
    Cash and equivalents, end of period                             $   177,138          $   260,944
                                                                    ===========          ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                     $     5,265          $     5,265
                                                                    ===========          ===========

During the six months ended June 30, 2000, $25,000 of accrued expenses were converted to preferred stock of the Company.

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                  June 30, 2000


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


(2)  Loan Payable to Related Party

     The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made. At June 30, 2000, $590,000 was outstanding under the Loan Agreement. The Company had $2,410,000 available for future borrowings.

     The Company has Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of June 30, 2000, the Company owed $500,000 pursuant to the Notes.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                  June 30, 2000


(2)  Loan Payable to Related Party (continued)

     During 1999 the Company borrowed $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of June 30, 2000, the Company owed $310,000 pursuant to the Promissory Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this Item 2. and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence of products, competition, and other risks detailed in Howtek's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. In setting forth pending orders and backlogs, no assurance can be made that the Company will be able to fill such orders during any particular period, and no assurance can be made that customers responsible for such orders will not modify, reduce or reschedule such orders. The Company may not provide any updates with respect to the fulfillment or non-fulfillment of order backlogs or any modifications or events which may effect or alter its ability to fill such orders in any given period, if at all.


Results of Operations

Quarter Ended June 30, 2000 compared to Quarter Ended June 30, 1999 and Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

Sales. Sales for the three months ended June 30, 2000 were $1,957,638, compared with sales of $1,902,608 for the quarter ended June 30, 1999. Sales for the six months ended June 30, 2000 were $3,475,156, compared with sales of $3,463,741 for the comparable period in 1999. The Company continues to emphasize its medical business opportunities. Sales of the Company's medical imaging products increased 50%, from $419,469 in the quarter ended June 30, 1999 to $627,858 in the quarter ended June 30, 2000, and increased 39%, from $714,124 to $991,631 for the six months ended June 30, 1999 and 2000, respectively. Howtek's medical product sales are made primarily to the Company's respective "integration partners" or resellers, which add software and other components to Howtek's products to provide full medical imaging solutions to their customers. In the second quarter of 2000, the Company announced that its MultiRAD film digitizers were selected by Imation (Hong Kong), General Electric Medical Systems and Konica Medical Imaging, Inc. for integration and marketing as a component of their respective medical imaging product lines. These resellers are expected to contribute to increased sales of medical products in future periods.

Sales of the Company's prepress and graphic arts products, including related maintenance and repair services, decreased 19%, from $1,483,139 in the second quarter of 1999 to $1,197,170 over the comparable period in 2000, and a 15% decrease, from $2,749,617 to $2,338,415 for the six month periods ended June 30, 1999 and 2000. During the second quarter 2000, the Company began commercial shipments of its new FotoFunnel(TM) photographic print scanner line from its third party manufacturing supplier, with FotoFunnel sales of $132,610 recorded during this period. In addition, during the second quarter of 2000, the Company sold $286,271 of material and sub-components to the Company's contract manufacturers at cost. These transactions are not included in the sales figures, but improve the Company's inventory and cash position.

Gross Margins. Gross margins for the three and six month periods ended June 30, 2000 increased to 31% and 27%, respectively, from 26% and 21%, respectively, in the comparable periods in 1999. Gross margins improved as a result of reduced production overhead and indirect production expenses, associated with the Company's continuing overhead and expense control measures and with the Company's increased outsourcing of production and assembly services.

Engineering and Product Development. Engineering and product development costs for the three month period ended June 30, 2000 decreased 15% from $177,166 in 1999 to $150,760 in 2000. Engineering and product development costs for the six month period ended June 30, 2000 decreased 16% from $427,599 in 1999 to $360,663 in 2000. The decrease results primarily from planned reductions in manpower. The Company expects to continue to increase its utilization of outside and contract engineering resources as it deems appropriate. In general, the Company seeks to shift its engineering and development priorities, and the allocation of its engineering and development resources, to its medical and photo-finishing business opportunities.

General and Administrative. General and administrative expenses in the three month period ended June 30, 2000 increased 26% from $212,238 in 1999 to $266,796 in 2000. General and administrative expenses in the six month period ended June 30, 2000 decreased 27% from $766,544 in 1999 to $556,046 in 2000. During the first quarter of 1999 the Company established reserves in the amount $186,662 to permit the Company to take back its discontinued HiDemand 400 graphic arts scanner products to encourage resellers and customers to acquire its Scanview line of products and a non-recurring expense of $21,142 associated with the write off of tooling and inventories associated with the discontinued HiDemand 400 product. Giving effect to the HiDemand 400 reserve and write down, the general and administrative expenses for the six months ended June 30, 1999 decreased slightly from $558,740 compared to $556,046 for the comparable period in 2000. The decrease is due primarily to reductions in personnel expenses and to a continued effort to reduce overall expenses. The Company expects general and administrative expenses to increase in 2000.

Marketing and Sales Expenses. Marketing and sales expenses in the three month period ended June 30, 2000 decreased slightly from $406,411 in 1999 to $398,266 in 2000. Marketing and sales expenses for the six month period ended June 30, 2000 decreased 9% from $861,302 in 1999 to $781,921 for the comparable period in 2000. This decrease is due primarily to the reduction in commission and promotional expenses. In 1999 the Company changed its sales compensation structure to provide commission on the basis of gross margins rather than net sales. Promotional expenses decreased in the graphic arts area, where there is an increasing reliance on direct mail and telemarketing to support its sales efforts. Medical sales expenses increased and new expenses were incurred relating to the FotoFunnel business. The Company expects marketing and sales expenses to increase in 2000.

Interest Expense. Net interest expense for the three month period ended June 30, 2000 increased to $38,805 from $33,619 in 1999. Net interest expense for the six month period decreased to $73,018 from $1,728,213 in 1999. During the first quarter of 1999 the Company recorded interest expense of $1,671,158 relative to the conversion of Convertible Subordinated Debentures as required by Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt". This charge was wholly offset by a corresponding increase to additional paid-in capital by $1,671,158. The charge and corresponding benefit relate to the conversion to equity during the first quarter of 1999 of $1,764,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture"). In December 1998, the Company provided for a temporary reduction in the conversion price of the 9% Debenture to encourage conversion to common stock, and thereby reduce cash interest expenses, and sinking fund payments associated with the 9% Debenture.

As a result of the foregoing, the Company recorded a net loss of $257,501 or $0.02 per share for the three month period ended June 30, 2000 on sales of $1,957,638 compared to a net loss of $343,708 or $0.03 per share from the same period in 1999 on sales of $1,902,608. The loss for the six months ended June 30, 2000 was $821,965 or $0.06 per share on sales of $3,475,156 compared with $3,041,156 or $0.25 per share on sales of $3,463,741 for the six months ended June 30, 1999. Earnings for the six month period ended June 30, 1999 were reduced by $1,764,000 in non-recurring accounting charges during the first quarter of 1999, associated with the conversion of the Company's outstanding 9% Debentures.


Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, Mr. Robert Howard, of which $2,410,000 was available at June 30, 2000.

At June 30, 2000 the Company had current assets of $4,826,203, current liabilities of $2,516,023 and working capital of $2,310,180. The ratio of current assets to current liabilities was 1.9:1.

The Company has Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these Notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of June 30, 2000, the Company owed $500,000 pursuant to the Notes.

During 1999 the Company borrowed, $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of June 30, 2000, the Company owed $310,000 pursuant to the Promissory Notes.

During the second quarter of 2000 the Company sold, in private transactions, a total of 2,250 shares of its 7% Series A Convertible Preferred Stock ($.01 per share par value), at $100 per share, consisting of 1,000 shares to an unrelated party, 1,000 shares to Dr. Lawrence Howard, son of the Company's Chairman, Mr. Robert Howard, and 250 shares to Mr. W. Scott Parr, the Company's President, Chief Executive Officer, for gross proceeds of $225,000. These sales were made pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

PART II OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

During the second quarter of 2000 the Company sold, in private transactions, a total of 2,250 shares of its 7% Series A Convertible Preferred Stock ($.01 per share par value), at $100 per share, consisting of 1,000 shares to an unrelated party, 1,000 shares to Dr. Lawrence Howard, son of the Company's Chairman, Mr. Robert Howard, and 250 shares to Mr. W. Scott Parr, the Company's President, Chief Executive Officer, for gross proceeds of $225,000. These sales were made pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

Additionally, in the second quarter holders of the Company's 7% Series A Convertible Preferred Stock converted 1,000 shares, par value $.01 per shares, to 100,000 shares of the Company's Common Stock, par value $.01. The 100,000 shares of Common Stock were issued pursuant to the exemption from registration provided by Section 3(a) (9) of the Securities Act of 1933.


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


                                                  Howtek, Inc.
                                     -------------------------------
                                                   (Company)

Date: August 14, 2000                By: /s/ W. Scott Parr
                                         ---------------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director


Date: August 14, 2000                By: /s/ Annette L. Heroux
                                         ---------------------------------------
                                             Annette L. Heroux
                                             Vice President Finance,
                                             Chief Financial Officer