Form 10-Q
period 2000-09-30
HOWTEK INC
filed 2000-11-15
CIK 749660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [_].

     As of the close of business on November 13, 2000 there were 13,491,274 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                            PAGE

PART I       FINANCIAL INFORMATION

  Item 1     Financial Statements

             Balance Sheets as of September 30, 2000
             (unaudited) and December 31, 1999                              3

             Statements of Operations for the three month periods ended September 30, 2000 and 1999 and for the nine month periods
             ended September 30, 2000 and 1999 (unaudited)                  4

             Statements of Cash Flows for the nine month periods
             ended September 30, 2000 and 1999 (unaudited)                  5

             Notes to Financial Statements (unaudited)                      6-7


  Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8-12

  Item 3     Quantitative and Qualitative Disclosures about Market Risk     12


PART II      OTHER INFORMATION

    Item 6   Exhibits and Reports on Form 8-K                               12


  Signatures                                                                13

                                  HOWTEK, INC.

                                 Balance Sheets

                                                                                 September 30, 2000       December 31, 1999
                                                                                 ------------------       -----------------
                        Assets                                                       (unaudited)
Current assets:
  Cash and equivalents                                                              $    267,378             $    263,073
  Accounts receivable:
    Trade-net of allowance for doubtful accounts
     of $193,000 in 2000 and $151,000 in 1999                                          2,287,677                1,400,987
  Inventory                                                                            3,042,705                2,649,460
  Prepaid and other                                                                      180,266                  144,390
                                                                                    ------------             ------------
      Total current assets                                                             5,778,026                4,457,910
                                                                                    ------------             ------------

Property and equipment:
  Equipment                                                                            2,817,235                2,735,545
  Leasehold improvements                                                                  33,321                   33,321
  Motor vehicles                                                                           6,050                    6,050
                                                                                    ------------             ------------
                                                                                       2,856,606                2,774,916
  Less accumulated depreciation and amortization                                       2,308,877                2,058,734
                                                                                    ------------             ------------
      Net property and equipment                                                         547,729                  716,182
                                                                                    ------------             ------------

Other assets:
  Software development costs, net                                                        341,067                  472,427
  Debt issuance costs, net                                                                22,055                   37,323
  Patents, net                                                                             9,387                   12,767
                                                                                    ------------             ------------
      Total other assets                                                                 372,509                  522,517
                                                                                    ------------             ------------

      Total assets                                                                  $  6,698,264             $  5,696,609
                                                                                    ============             ============

         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                  $  2,371,108             $  1,176,480
  Dividends payable                                                                       41,195                     --
  Accrued expenses                                                                       569,505                  342,860
  Loan payable to related parties                                                        500,000                  500,000
                                                                                    ------------             ------------
      Total current liabilities                                                        3,481,808                2,019,340

Loan payable to related party                                                            900,000                  640,000
Convertible subordinated debentures                                                      117,000                  117,000
                                                                                    ------------             ------------
      Total liabilities                                                                4,498,808                2,776,340
                                                                                    ------------             ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 13,495,977 in 2000
    and 13,330,542 shares in 1999; outstanding
    13,428,101 in 2000 and 13,262,666 shares in 1999                                     134,959                  133,305
  Convertible preferred stock, $.01 par value: authorized
    1,000,000 shares; issued and outstanding
    8,150 in 2000 and 6,900 in 1999, with the aggregate
    liquidation value of $815,000 plus 7% annual dividend                                     82                       69
  Additional paid-in capital                                                          52,837,489               52,562,377
  Accumulated deficit                                                                (49,822,810)             (48,825,218)
  Treasury stock at cost (67,876 shares)                                                (950,264)                (950,264)
                                                                                    ------------             ------------
      Total Stockholders' equity                                                       2,199,456                2,920,269
                                                                                    ------------             ------------

      Total liabilities and stockholders' equity                                    $  6,698,264             $  5,696,609
                                                                                    ============             ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                           September 30,
                                                           --------------------------------        --------------------------------
                                                                2000               1999                 2000                1999
                                                                      (unaudited)                             (unaudited)
Sales                                                      $  2,760,773        $  1,614,930        $  6,235,929        $  5,078,671
Cost of Sales                                                 1,977,544           1,176,456           4,503,017           3,897,695
                                                           ------------        ------------        ------------        ------------
Gross Margin                                                    783,229             438,474           1,732,912           1,180,976
                                                           ------------        ------------        ------------        ------------
Operating expenses:
  Engineering and product development                           198,544             205,127             559,207             632,726
  General and administrative                                    283,288             293,066             839,334           1,059,610
  Marketing and sales                                           437,294             460,735           1,219,215           1,322,037
                                                           ------------        ------------        ------------        ------------
      Total operating expenses                                  919,126             958,928           2,617,756           3,014,373

                                                           ------------        ------------        ------------        ------------
Loss from operations                                           (135,897)           (520,454)           (884,844)         (1,833,397)

Interest expense - net                                           39,730              38,926             112,748           1,767,139
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $   (175,627)       $   (559,380)       $   (997,592)       $ (3,600,536)

Preferred dividend                                               14,579                --                41,195                --

                                                           ------------        ------------        ------------        ------------
Net loss available to common shareholders                  $   (190,206)       $   (559,380)       $ (1,038,787)       $ (3,600,536)
                                                           ============        ============        ============        ============

Net loss per share
     Basic and diluted                                     $      (0.01)       $      (0.04)       $      (0.08)       $      (0.29)

Weighted average number of shares used
  in computing earnings per share
     Basic and diluted                                       13,398,039          12,923,644          13,336,384          12,473,746

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                                   Nine Months Ended    Nine Months Ended
                                                                  September 30, 2000    September 30, 1999
                                                                  ------------------    ------------------
                                                                      (unaudited)           (unaudited)
Cash flows from operating activities:
  Net loss                                                            $  (997,592)          $(3,600,536)
                                                                      -----------           -----------
  Adjustments to reconcile net loss
  to net cash used for operating activities:
  Depreciation                                                            250,143               310,582
  Amortization                                                            225,648               225,880
  Interest relative to conversion of Convertible
    Subordinated Debentures                                                  --               1,671,158
  Compensation expense related to issue of
    Stock Subscription Warrants                                            27,000                  --
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (886,690)             (366,844)
    Inventory                                                            (393,245)              179,665
    Other current assets                                                  (35,876)               42,071
    Accounts payable                                                    1,219,628               326,664
    Accrued expenses                                                      226,645                98,324
                                                                      -----------           -----------
      Total adjustments                                                   633,253             2,487,500
                                                                      -----------           -----------

      Net cash used for  operating activities                            (364,339)           (1,113,036)
                                                                      -----------           -----------

Cash flows from investing activities:
  Patents, software development and other                                 (75,640)              (69,186)
  Additions to property and equipment                                     (81,690)             (148,697)
                                                                      -----------           -----------
      Net cash used for investing activities                             (157,330)             (217,883)
                                                                      -----------           -----------

Cash flows from financing activities:
  Issuance of common stock for cash                                        65,974               189,184
  Issuance of preferred stock for cash                                    200,000                  --
  Proceeds of loan from related parties                                   260,000               525,000
  Proceeds of loan from unrelated parties                                    --                 660,000
                                                                      -----------           -----------
      Net cash provided by financing activities                           525,974             1,374,184
                                                                      -----------           -----------

    Increase in cash and equivalents                                        4,305                43,265
    Cash and equivalents, beginning of period                             263,073               182,724
                                                                      -----------           -----------
    Cash and equivalents, end of period                               $   267,378           $   225,989
                                                                      ===========           ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                       $     5,265           $     5,265
                                                                      ===========           ===========

During the nine months ended September 30, 2000, $25,000 of accrued expenses were converted to preferred stock of the Company.

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                               September 30, 2000


(1)  Accounting Policies

     In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Howtek, Inc.'s ("Howtek" or the "Company") Annual Report on Form 10-K for the year ended December 31, 1999 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.


(2)  Loan Payable to Related Party

     The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made. At September 30, 2000, $590,000 was outstanding under the Loan Agreement. The Company had $2,410,000 available for future borrowings.

     The Company has Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of the Notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of September 30, 2000, the Company owed $500,000 pursuant to the Notes.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                               September 30, 2000


(2)  Loan Payable to Related Party (continued)

     During 1999 the Company borrowed $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of September 30, 2000, the Company owed $310,000 pursuant to the Promissory Notes.

(3)  Subsequent Event

     In October 2000 the Company sold, in private transactions, a total of 1,400 shares of its 7% Series B Convertible Redeemable Preferred Stock ($.01 per share par value), at $1,000 per share, consisting of 1,350 shares to unrelated parties, and 50 shares to Mr. W. Scott Parr, for gross proceeds of $1,400,000. Each share of Series B Preferred Stock has a liquidation preference of $1,000 per share, will entitle the holder to an annual dividend of $70, is convertible into 500 shares of the Company's common stock and is redeemable by the Company under certain circumstances.

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

Results of Operations

Quarter Ended September 30, 2000 compared to Quarter Ended September 30, 1999 and Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

Sales. Sales for the three months ended September 30, 2000 were $2,760,773, a 71% increase from sales of $1,614,930 for the quarter ended September 30, 1999. Sales for the nine months ended September 30, 2000 were $6,235,929, compared with sales of $5,078,671 for the comparable period in 1999. The Company continues to emphasize its medical business opportunities. Sales of the Company's medical imaging products increased 48%, from $436,237 in the quarter ended September 30, 1999 to $647,132 in the quarter ended September 30, 2000, and increased 42%, from $1,150,360 to $1,638,763 for the nine months ended September 30, 1999 and 2000, respectively. Sales through recently announced system integrators and resellers, including General Electric Medical Systems and Konica Medical Imaging, Inc., contributed to increased sales in the third quarter. Howtek's medical product sales also benefited from demand by key OEM customers involved in computer-assisted detection of breast cancer. These customers are marketing systems including Howtek digitizers outside the United States while seeking FDA approval to sell domestically. A key objective over the coming quarters is to add additional, qualified OEM and systems integration resellers. These resellers are expected to contribute to increased sales of medical products in future periods.

Sales of the Company's prepress and graphic arts products, including related maintenance and repair services, decreased 44%, from $1,178,693 in the third quarter of 1999 to $665,484 over the comparable period in 2000, and a 24% decrease, from $3,928,310 to $3,003,899 for the nine month periods ended September 30, 1999 and 2000. This decline reflects increased competition in the market for the Company's graphic arts scanners, and a de-emphasis on sales of scanners acquired from third parties for resale by Howtek. The Company expects sales of graphic arts products to continue to decline over time.

In the second quarter 2000, the Company began commercial shipments of its new FotoFunnel(TM) photographic print scanner line from its third party manufacturing supplier. FotoFunnel sales in the third quarter were $1,448,157, with virtually all sales made to Telepix Imaging, Inc., a member of the Gretag Imaging Group.

During the third quarter the Company took advantage of an opportunity to offer improved performance in FotoFunnel scanners manufactured during this period. Several engineering design and manufacturing changes which offered increased scanning speed, improved customer workflow and generally enhanced scanner performance were achieved. Rather than wait to release these improvements in a new model, the Company reduced production to implement the new design features, and deliver enhanced scanner units. The consequence of this was to shift some FotoFunnel deliveries and sales from the third quarter to the fourth quarter 2000.

Gross Margins. Gross margins for the three and nine month periods ended September 30, 2000 increased to 28%, from 27% and 23%, respectively, in the comparable periods in 1999. Gross margins improved as a result of reduced production overhead and indirect production expenses, associated with the
Company's overhead and expense control measures and with the Company's outsourcing of production and assembly services. Improving production costs of the FotoFunnel product will be a Company priority during the coming quarters, as the product moves beyond the production start up phase.

Engineering and Product Development. Engineering and product development costs for the three month period ended September 30, 2000 decreased slightly from $205,127 in 1999 to $198,544 in 2000. Engineering and product development costs for the nine month period ended September 30, 2000 decreased 12% from $632,726 in 1999 to $559,207 in 2000. The decrease results primarily from reductions in manpower. The Company expects to continue to increase its utilization of outside and contract engineering resources as it deems appropriate.

General and Administrative. General and administrative expenses in the three month period ended September 30, 2000 decreased slightly from $293,066 in 1999 to $283,288 in 2000. General and administrative expenses in the nine month period ended September 30, 2000 decreased 21% from $1,059,610 in 1999 to $839,334 in 2000. During the first quarter of 1999 the Company established reserves in the amount $186,662 to permit the Company to take back its discontinued HiDemand 400 graphic arts scanner products to encourage resellers and customers to acquire its Scanview line of products and a non-recurring expense of $21,142 associated with the write off of tooling and inventories associated with the discontinued HiDemand 400 product. Giving effect to the HiDemand 400 reserve and write down for the nine months ended September 30, 1999, the general and administrative expenses decreased slightly, from $851,806 in 1999 compared to $839,334 for the comparable period in 2000. The decrease is due primarily to a continued effort to reduce overall expenses. The Company expects general and administrative expenses to increase for the balance of 2000.

Marketing and Sales Expenses. Marketing and sales expenses in the three month period ended September 30, 2000 decreased slightly from $460,735 in 1999 to $437,294 in 2000. Marketing and sales expenses for the nine month period ended September 30, 2000 decreased 8% from $1,322,037 in 1999 to $1,219,215 for the comparable period in 2000. This decrease is due primarily to a reduction in sales commission and promotional expenses. In 1999 the Company changed its sales compensation structure to provide commissions on the basis of gross margins rather than net sales. Promotional expenses decreased in the graphic arts area, where there is an increasing reliance on direct mail and telemarketing to support its sales efforts. Medical sales expenses increased and new expenses were incurred relating to the FotoFunnel business. The Company expects marketing and sales expenses, in it's medical and photographic product lines, to increase in 2000.

Interest Expense. Net interest expense for the three month period ended September 30, 2000 increased to $39,730 from $38,926 in 1999. Net interest expense for the nine month period decreased to $112,748 from $1,767,139 in 1999. During the first quarter of 1999 the Company recorded interest expense of $1,671,158 relative to the conversion of Convertible Subordinated Debentures as required by Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt". This charge was wholly offset by a corresponding increase to additional paid-in capital by $1,671,158. The charge and corresponding benefit relate to the conversion to equity during the first quarter of 1999 of $1,764,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture"). In December 1998, the Company provided for a temporary reduction in the conversion price of the 9% Debenture to encourage conversion to common stock, and thereby reduce cash interest expenses, and sinking fund payments associated with the 9% Debenture.

As a result of the foregoing, the Company recorded a net loss of $175,627 or $0.01 per share for the three month period ended September 30, 2000 on sales of $2,760,773 compared to a net loss of $559,380 or $0.04 per share from the same period in 1999 on sales of $1,614,930. The loss for the nine months ended September 30, 2000 was $997,592 or $0.08 per share on sales of $6,235,929 compared with $3,600,536 or $0.29 per share on sales of $5,078,671 for the nine months ended September 30, 1999. Earnings for the nine month period ended September 30, 1999 were reduced by $1,671,158 in non-recurring accounting charges during the first quarter of 1999, associated with the conversion of the Company's outstanding 9% Debentures.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, Mr. Robert Howard, of which $2,410,000 was available at September 30, 2000.

At September 30, 2000 the Company had current assets of $5,778,026, current liabilities of $3,481,808 and working capital of $2,296,218. The ratio of current assets to current liabilities was 1.7:1.

The Company has Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these Notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of September 30, 2000, the Company owed $500,000 pursuant to the Notes.

During 1999 the Company borrowed, $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of September 30, 2000, the Company owed $310,000 pursuant to the Promissory Notes.

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

There are enormous uncertainties and risks associated with the Company's business strategy, as there are with any other new and ambitious business plans. The Company's future operating results will depend, among other factors, on our ability to continue to increase our sales significantly, on retaining our current key employees and on attracting additional qualified personnel. Risk factors include, but are not limited to, the Company's history of significant operating losses, intense competition in all of our product lines, and the timely availability of sufficient quantities of parts, materials and components which are in some cases available from sole sources or a limited number of suppliers.

Subsequent Event

In October 2000 the Company sold, in private transactions, a total of 1,400 shares of its 7% Series B Convertible Redeemable Preferred Stock ($.01 per share par value), at $1,000 per share, consisting of 1,350 shares to unrelated parties, and 50 shares to Mr. W. Scott Parr, for gross proceeds of $1,400,000. Each share of Series B Preferred Stock has a liquidation preference of $1,000 per share, will entitle the holder to an annual dividend of $70, is convertible into 500 shares of the Company's common stock and is redeemable by the Company under certain circumstances.

The Company anticipates applying funds to accelerate promotion of its FotoFunnel scanner product and its associated consumable products, and to development of hard tooling which it believes can reduce FotoFunnel productions costs. Among other purposes, the funds will be used to expand the Company's web-based sales capabilities.

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


                                            Howtek, Inc.
                                            -------------------------
                                            (Company)


Date: November 14, 2000                     By: /s/ W. Scott Parr
-----------------------                     -------------------------
                                            W. Scott Parr
                                            President, Chief Executive Officer,
                                            Director


Date: November 14, 2000                     By: /s/ Annette L. Heroux
-----------------------                     -------------------------
                                            Annette L. Heroux
                                            Vice President Finance,
                                            Chief Financial Officer