Form 10-K
period 2000-12-31
HOWTEK INC
filed 2001-03-21
CIK 749660

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to _________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on March 6, 2001 was $31,660,185.

     As of March 6, 2001, the registrant had 13,574,000 shares of Common Stock outstanding.

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

                                     PART I

Item 1. Business.

General

     Howtek, Inc. ("Howtek" or the "Company") historically a manufacturer of high-end drum scanners for the graphic arts industry, has the largest share domestically of the market for high performance drum scanners. This market, however, has declined substantially over the last few years as increasingly powerful flatbed scanners have captured most of the high-end scanner business. In its traditional prepress market, the Company expects that drum scanner business, and Howtek's sales, will continue to decline. Outside the prepress industry, Howtek is promoting drum scanner sales into the wide format printer market where the greater resolution of its HiResolve(TM) drum scanners permit the capture of more information about an original image. Because wide format printer output may require an original image to be enlarged many thousand percent, lack of sufficient original image data can reduce output quality and result in unacceptable image artifacts. For this reason, wide format printer operators have become a "new market" for Howtek's traditional drum scanning technologies offsetting, in part, declines in traditional prepress markets.

     Over the last three years, facing diminishing returns in its traditional graphic arts business, Howtek has invested in technology and product development in the medical and photographic imaging markets. The Company's objective has been to utilize its graphic arts business to gain entry into newer and larger markets. With respect to both the photographic and medical industries, the Company believes it can use its digitizing devices ("scanners") to create recurring consumables and related internet-based business opportunities.

     In support of it's shift in focus to photographic imaging and medical markets, the Company has (1) updated products lines, introducing products in medical and photographic imaging/internet markets; (2) migrated from in-house manufacturing to outsourcing to more effectively utilize outside engineering, development, and manufacturing resources, (3) substantially reduced personnel and overhead, (4) implemented an OEM (original equipment manufacturer) and large scale systems integrators marketing and sales strategy for primary digitizer markets, while reserving small business markets for direct sales by Howtek, and (5) created an integrated direct sales and marketing capability which it believes is applicable to its new markets.

Photographic Print Scanner Business

Market

     Digital and web-based photo services promise to fundamentally change the way consumers process, enhance, distribute and use photographs. No less than the emergence of amateur photography fostered by George Eastman's Brownie camera, or by the emergence of immediate on-site photo processing, web-based photo services may represent a revolution in consumer photography. The promise of a digital photographic solution that is simply better than traditional photography drives not just digital camera manufacturers and users, it also fundamentally alters and expands the demands and expectations of users of traditional cameras and films.

     The online imaging market is projected by Advertising Age to reach $3.3 billion in revenues by 2002. Industry estimates project revenues of $5 billion by 2004. Sharing and use of digital images on the Internet, on web sites or by e-mail, are among the fastest growing web activities, second only to ordinary e-mail. This demand for digital images and services drives demand for Howtek's photo scanning products, related consumables and services.

     Traditional photos are processed at over 25,000 photo labs and photofinishers located worldwide. The principal market for Howtek's FotoFunnel(TM) products is an estimated 18,000 - 20,000 small, "one-hour" photo finishers, typically located in high traffic retail locations. Approximately 60% of this market is in the United States. Processing an average of from 12 to 70 rolls of film per day, on site, these photo labs currently have difficulty justifying the cost of conversion to digital processing technologies. This conversion, however, is increasingly requested by consumers and may be required to address the digital products and services offered by competitors.

     The FotoFunnel(TM) system may also provide a larger group of retailers outside the current photographic market with an opportunity to add new products and services to build up customer traffic and incremental business, by offering to digitize existing photos for consumers with "shoeboxes" of old photo prints. The FotoFunnel can quickly and inexpensively convert those old photos into digital form, giving them new life in a range of uses, from electronic albums to images in correspondence, reports and email, to images on coffee mugs, shirts and gifts.

FotoFunnel Scanner

     Howtek's FotoFunnel is a compact, automatic batch-feeding scanner designed to quickly digitize either just developed prints or existing photographs, and write (or "burn") these images to a CD or to the Internet. The scanner will accommodate up to 70 prints in the feed tray and feed most size prints from 2 inches by 2 inches up to a 5-inch by 7 inch. Photo prints are put in an input tray and the scan process is started. From this point the system takes over, scanning the photographs at a resolution of up to 600 dpi (dots per inch) and with a color depth of up to 36 bits. The system recognizes and skips duplicates. Scanning speed, gentle print feeding, and a design that avoids glass and mirrors (which can create maintenance problems and distortions) are among the competitive advantages the Company believes the FotoFunnel scanner offers. The FotoFunnel scanner is offered at a suggested retail price of $4,995. Discounts are made available to resellers and OEMs.

     Howtek currently offers two software options for the FotoFunnel scanner, with additional third party development anticipated:

o    A  "FotoFunnel"  application,  developed  exclusively  for the  Company  by
     ColorByte   Software,   offers  a  flexible,   easy  to  use  interface  to
     photofinishers and consumers, and

o A TWAIN interface, which is used by OEM's to integrate the FotoFunnel scanner into their own software applications and systems.

Sales & Marketing

     The Company's FotoFunnel sales and marketing strategy includes four elements: First, FotoFunnel Batch Scanners are offered, directly and through resale channels, to photofinishers and other photo retailers seeking to meet the increasing demand among amateur photographers for digital images from original rolls of film or existing photographic prints. The Company expects that larger photo retailer chains and customers will typically purchase through its OEMs and resellers, while smaller photo finishers and non-photo retailers may purchase from Howtek directly.

     As a result of targeted marketing and demonstration of the FotoFunnel scanner at recent trade shows in Europe and the United States, FotoFunnel scanners are under current evaluation by certain OEMs, including major mini-lab manufacturers, and by selected international distributors. The FotoFunnel is already being distributed, on a non-exclusive basis, by Telepix Imaging (a subsidiary of Gretag Imaging, the largest manufacturer of photo processing equipment in the world), Noritsu America Corporation, Pakon, Inc., and Digital Now, Inc., and for distribution by Southern Photo and Silver Systems in the United States. Howtek has also completed international distribution agreements with Trek-Hall, Inc. (portions of Canada), Technotape BV (Europe), Color-Kolmio OY (Finland), Shimone Group, Ltd. (Israel) and Aram & Magop (Jordan). The Company anticipates entering into additional OEM and international distribution agreements during 2001.

     As a second element of the Company's marketing strategy, FotoFunnel Imaging workstations will be offered directly by Howtek to smaller independent photofinishers and other photo retailers, seeking a cost-effective means of offering digital processing, web-based image services and e-commerce to their customers, and to compete with larger photo retail and photo finishing businesses able to develop and sustain their own web-business infrastructures and models. Howtek FotoFunnel workstations, available since the fourth quarter of 2000, are priced from $6,495, with discounts available to resellers.

     A third element of the Company's FotoFunnel marketing strategy is to create and secure a consumable revenue stream by distinguishing and differentiating co-branded Howtek CD's for sale by Howtek to FotoFunnel-equipped photo retailers and by these photo retailers to their customers. To enhance their value to the consumer, Howtek's CDs provide photo viewing, organizing and presentation tools and utilities. Also loaded on the CDs will be a promotional software program called "TryIt" software, which permits the consumer using the diskette to activate or download a variety of software programs for a small fee, which is shared between the software provider, Howtek and the retailer. To further enhance their value to the photo retailer, the Howtek CDs offer co-branding which provides continuing exposure to the retailer when the customer utilizes the CD. Beginning in the fourth quarter of 2000, Howtek began offering CDs at a per-disk cost of approximately $1.75 each, maintaining a premium over the cost of blank high-quality CDs.

     After careful review of the opportunities and competition, the Company has deferred efforts to create Internet-based services directly. Instead, the Company has cooperated with Intel Corporation to demonstrate a link between the Howtek FotoFunnel system and the Intel Gatherround(TM) web site and photo portal. The Company plans to focus primarily on CD and media driven products during the coming year.

     Marketing the FotoFunnel to retailers is based on a simple cash and investment return analysis, which the Company believes can demonstrate an attractive payback to FotoFunnel purchasers. Howtek's marketing message to retailers is "Simply Profitable"(TM). Underlying sale of FotoFunnel consumables is a more extensive point of sale marketing program Howtek is developing to encourage and support consumer purchase of FotoFunnel-created CDs, thus benefiting both the retailer and Howtek.

     The Company's consumer marketing program is based on a simple premise, when consumers buy photo processing and images on Howtek CDs, the consumer is buying smiles. These are the smiles people get when looking over pictures and recalling the good times they reflect, and the smiles they share when those pictures are circulated. People invest time, effort and money in photographing, developing and circulating prints because of the enjoyment and the smiles that result.

     Howtek's FotoFunnel, in the hands of the photo retailer is meant to provide the consumer with "more smiles", easier to view, organize and share images and by making the digital image available, presented on computer as a show, presentation, screen saver and more, while the average photo print is looked at for minutes and stored away for years.

     Howtek's key campaign point, therefore, is "Share the Smiles"(TM). This title defines the CD the consumer is asked to purchase (a "Share the Smiles" CD from Howtek). The title also defines the "Share the Smiles" advertising and marketing campaign prepared by Howtek for the dealer to use at point of sale. Howtek has secured domain names, trademarks and service marks underlying this approach.

Competition

     Competition exists from products that digitize the strip of photo negatives created when processing new rolls of film, and from products using generic, flatbed scanners manufactured for general office use. Today, there are several companies offering negative film scanning systems including Digital Now, Pakon (acquired by Kodak during the first quarter of 2001) and PictureVision (a Kodak subsidiary). These systems are fast (they can digitize a roll of film in about 4 minutes). However, they are expensive and cost $10,000 or more to acquire. They also require some operator training to ensure image quality and proper operation. Management and correction of colors in the conversion from a photo negative to a positive digital and printed image can be complicated and is subject to errors. Finally, these systems are unable to work with existing prints and cannot serve the "shoebox" market of customers seeking to digitize pictures that were developed previously. Howtek competes with these systems on price and convenience. Pakon and Digital Now have entered into distribution agreements under which they can offer Howtek FotoFunnel scanners as part of their systems.

     Comparatively inexpensive office flatbed scanners, available from a wide range of manufacturers, can also be used to digitize existing photo prints. Kodak has offered a flatbed scanner integrated into a retail kiosk to permit one-at-a-time digitizing and editing of particularly important images with some success. This service is expensive to the consumer however (approximately $8 per image) and the labor requirements involved in using a standard flatbed scanner in a conventional photo lab's workflow make this an impractical solution for multiple original prints in most cases. Kodak's subsidiary, PictureVision, offers a Fujitsu office scanner, incorporating an automatic document feed mechanism. The longevity and durability of an office scanner in the rigorous commercial photo lab environment have yet to be proven. Moreover, flatbed scanners with glass platens may demonstrate imaging artifacts when used to scan matte or pebble finish original images. Finally, the batch feed mechanism of this system, designed for comparatively thick sheets of ordinary paper, can not, in most cases, accommodate full set of prints from a new roll of film, decreasing productivity. The FotoFunnel competes with such products on the basis of price, greater image quality, improved productivity, reduced space requirement and gentle, reliable print feed design.

Medical Digitizer Business

Market

     It has been over a hundred years since Dr. Roentgen placed his hand under an X-ray source, exposing the film. After developing the film he saw the first view of the inside of the human body and realized that X-rays would prove to be the most useful diagnostic tool. In 1999, 270 million X-ray exams were performed in the United States. With an average of 4 films per study, an estimated 1 billion films make X-ray the most prevalent diagnostic tool in medicine. Correspondingly, Howtek's MultiRad X-ray and radiographic film digitizers play a significant role in three distinct medical applications: computer aided diagnosis of breast cancer, Teleradiology/Picture Archiving & Communication
(PACS), and patient record storage.

     Computer aided diagnosis is used to provide physicians with support in detecting breast cancer at an early stage. Howtek's mammography customers have now begun marketing their systems, (incorporating MulitRAD digitizers) internationally, while seeking FDA clearance for US sales during 2001. This market is forecast, by system vendors, to grow from under 100 units per year in 1999 to reach 2-3,000 units per year by 2004. Related markets providing support in the area of Bone Densitometry, may add a total of 2-3,000 units per year by 2007.

     Teleradiology is the practice of transmitting images for analysis, consultation or diagnostic interpretation to another location. The Telemedicine industry has doubled worldwide from $6.8 billion in 1997 to $13.8 billion in 1998, and is forecast to grow 40% annually over the next 10 years. By 2010, it is estimated that up to 15% of all healthcare services worldwide may be provided by Telemedicine. Growth in the related PACS market is expected to reach 7 to 10 percent per year for the next five years.

MultiRAD Technology and Products

     In Howtek's MultiRAD(TM) medical digitizers, 56 individual, high-output LEDs (light emitting diodes) transmit light through the radiological film, using a very high quality lens and imaging system to focus transmitted light on a sensitive 8000 element charge-coupled device (CCD) detector. Generated light is nearly monochromatic at a wavelength of approximately 670 nanometers (nm). This red wavelength is matched to the peak sensitivity of the CCD camera, contributing to high signal strength, which results in improved dynamic range and image quality. Howtek digitizers are less expensive to buy and maintain than competitive laser-based film digitizers. At the same time, Howtek's solid state Red LED illumination system offers improved image quality and operator productivity when compared with alternative fluorescent film digitizers.

The Howtek MultiRAD(TM) medical film digitizer product line currently includes:

o The MultiRAD 860 product, a high-resolution digitizer that is positioned to serve an increasing market for computer-assisted diagnosis of breast
     cancer.   The  MultiRAD  860,  priced  at  $19,995,   has  been  chosen  by
     Massachusetts General Hospital for use in the US National Mammography Study, and

o The MultiRAD 460, priced at $16,995, is aimed at telemedicine and archiving applications

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

     The following table summarizes current digitizer products:

        ------------------------------------------------------------------------
        Product             Distinguishing Features            Suggested Retail
                                                               Price at 12/31/00
        ------------------------------------------------------------------------
        MultiRAD(TM)460     o  Multi-feed compact scanner           $16,995
                            o  Solid state, red-light
                               illumination system
                            o  High definition CCD array
                            o  Digitizing area 14" x 36"
                            o  Maximum film size 15" x 36"
                            o  1k - 4k resolution
                            o  Minimum 87 micron pixel size
                            o  Optical density 001-3.85
                            o  12 bit grayscale
                            o  SCSI-2 interface
        ------------------------------------------------------------------------
        MultiRAD(TM)860     o  Multi-feed compact scanner           $19,995
                            o  Solid state, red-light
                               illumination system
                            o  High definition CCD array
                            o  Digitizing area 14" x 36"
                            o  Maximum film size 15" x 36"
                            o  1k - 8k resolution
                            o  Minimum 43.5 micron pixel size
                            o  Optical density 001-3.85
                            o  12 bit grayscale
                            o  SCSI-2 interface
        ------------------------------------------------------------------------

     To promote digitizer sales and (as in Howtek's FotoFunnel business) to create a continuing source of proprietary consumable revenues, Howtek plans to add a new "FilmFunnel"(TM) medical scanning and CD-burning system, based on a MultiRAD digitizer, during the first half of 2001. This will include a modular workstation that will digitize radiographic films, and store them on proprietary compact disk or other media. Images will be stored on the CD in the complex DICOM 3.0 medical image format standard, permitting viewing by every computer and viewer supporting this standard. The CD will be unique in that it also contains an integrated viewer, created for Howtek by a third party licensor, which permits the images on the CD to be viewed and saved on systems which do not support the DICOM standard. The CD may later carry a web link to download upgrades to the viewer, cross view images on the Web server and conference with other parties who also have access to the viewer.

     Initial suggested retail pricing for a turnkey FilmFunnel solution is expected to be under $25,000, with discounts available to resellers. This is 30-70% lower than comparable existing entry-level CD creation solutions. CDs are expected to be priced at $8 each in small volumes and $5 each in high volume. A patient will pay the same price for their entire record on a CD as they would have paid for one duplicate film, with overall costs reduced for the hospital or site generating the copy.

Sales and Marketing

     Howtek is a leading supplier of digitizers for medical film images and has established a reputation for delivering high-quality, cost-effective products establishing a new standard for image quality. The Company intends to build on its initial success by exploiting key strategic developmental and distribution relations to increase geographic distribution and market share in computer-aided mammography and telemedicine/PACS markets. The Company's marketing and sales strategy includes a continuing priority to develop and expand the Company's Computer-aided Diagnosis of Breast Cancer business. The Company's MultiRAD digitizer has already been selected for inclusion in computer based diagnostic support systems for Mammography by technology and market leaders CADx, Scanis and Medizeus; both CADx and Scanis have now released their systems internationally, pending FDA approval for general sales and marketing within the United States.

     Howtek's strategy is to take advantage of the price/performance advantage it believes it's MultiRAD digitizers enjoy over the Lumisys laser-illuminated film digitizer, previously the market leader. Selection of the Company's MultiRAD(TM) medical film digitizer, for resale, by medical imaging market leaders GE Medical Systems, Konica, Toshiba, and Imation (Hong Kong) indicate progress in this effort. Moreover, the Company is working to build on the credibility and market momentum created through the selection of MultiRAD digitizers by these market leaders. Howtek is also working with each of them to train sales personnel, provide marketing and sales support and define and implement effective reseller sales programs.

     The Company's new FilmFunnel and related CD-based consumable will be promoted to larger customers through its MultiRAD OEMs and resellers, and to smaller or otherwise more distributed customers through Howtek's direct sales efforts. The Company believes this represents a significant new opportunity and is a good complement to its evolving FotoFunnel and related consumable business.

Competition

     Howtek's principal competition for high quality medical digitizing markets is the "first generation" LumiScan(TM) digitizer from Lumisys Corporation. Since 1990, Lumisys digitizers, using a monochromatic laser illumination source, have been considered the quality standard in medical image digitizers. In the Computer-aided diagnosis and teleradiology/PACS markets, Lumisys digitizers have enjoyed an overwhelming market share. As described more fully below, however, the Company believes that the technology employed by the Lumisys devices has several inherent weaknesses. Because Lumisys' laser technology requires manufacturing costs greater than those of Howtek's newer generation products, Lumisys products are expensive to acquire. Lumisys' technology is also comparatively delicate, and expensive to maintain. With the introduction of the Howtek MultiRAD digitizer, offering image quality comparable to the Lumisys system at prices from 20% to 50% lower, Lumisys has been under increasing pressure in the market. Recently, in filings with the SEC, Lumisys indicated it was reducing its emphasis on the laser digitizer market in favor of other markets. Howtek believes the market position and share previously enjoyed by Lumisys is vulnerable. During the fourth quarter of 2000, Lumisys was purchased by Kodak, which has announced its primary interest is in a line of computed radiography (CR) products developed by Lumisys. The extent to which Kodak will support Lumisys' previous film digitizer business, and the manner in which previous Lumisys customers that are also Kodak competitors will react remain uncertain, but may represent an opportunity for Howtek.

     Vidar  Corporation,  a privately  held  subsidiary of a Swedish  firm,  has historically held the second greatest overall market share in medical digitizers, as a result of Vidar's dominance in the lower quality and most price sensitive therapy and oncology treatment planning segment. Vidar digitizers might be considered a second generation of medical film digitizers (with Lumisys laser illuminated digitizers as the first generation). Vidar devices use a fluorescent light source to illuminate an image, capturing image information with a charge-coupled device (CCD). Offering a lower cost alternative to laser illuminated digitizers, (comparable in price to Howtek's products) the Vidar products offer lower image quality than the Lumisys or the Howtek products. Vidar's most recent announcement of the Sierra Film Digitizer, priced under $10,000 reinforces Vidar's position in the low end market entry niche. Although it is substantially slower and less productive than Vidar's own high end or Lumisys or Howtek, the Sierra will pull low end sales that are based largely on price. Howtek believes its digitizers have a significantly greater dynamic range and therefore a significantly greater ability to distinguish meaningful information within seemingly dark areas of the radiological films, than Vidar devices.

Prepress and Graphic Arts Business

     Howtek, historically a manufacturer of high-end drum scanners for the prepress and graphic arts market, has the largest share domestically of the market for high performance drum scanners. This market, however, has been challenged as increasingly powerful flatbed scanners have captured most of the high-end scanner market. The market for drum scanners, and Howtek's drum scanner sales, have declined significantly during 2000 and will continue to decline. The Company has focused marketing activities for the HiResolve drum scanner line on wide format printing applications, where the advantages of drum scanners over competing flatbed scanners provide a continuing opportunity. In general, however, the Company is gradually reducing its activities in this business area, and has elected not to renew a distribution agreement under which it could redistribute flatbed scanners manufactured by Scanview, A/S, to permit greater focus on photo and medical markets with continuing residual revenue opportunities and greater potential returns.

Products

Howtek's HiResolve(TM) drum scanners include:

o The HiResolve 8000, a compact desktop drum scanner, which offers "true" 8000-dpi optical resolution, with a suggested list price of $29,995, and

o The HiResolve Sprint(TM), priced at $19,995, is a reduced resolution version of the 8000 model, offering 4,000 dpi image capture resolution to more price sensitive customers.

Risk Factors

     There are enormous uncertainties and risks associated with the Company's business strategy, as there are with many other new and ambitious business plans. Howtek's future operating results will depend, among other factors, on its ability to continue to increase sales significantly, on retaining current key employees and on attracting additional qualified personnel. Risk factors include, but are not limited to, the Company's history of significant operating losses, intense competition in all of its product lines, and the timely availability of sufficient quantities of parts, materials and components which are in some cases available from sole sources or a limited number of suppliers.

Government Regulation

Current products in the Company's medical digitizer product line are subject to regulation by the Food and Drug Administration ("FDA"). The Company has received FDA 510(k) pre-market clearance, which is required for the sale of its medical products.

Sources and Availability of Materials

     The electronics industry is subject to periodic fluctuations in the production capacity of integrated circuit manufacturers and other key suppliers. Currently, the Company believes that there are adequate sources and availability of the components necessary to manufacture its products.

Patents

     The Company has several patents covering its scanner and prepress technology in the US and certain foreign countries, which is the basis of its current business. These patents help the Company maintain a proprietary position in the scanner market, but because of the pace of innovation in that market it is difficult to determine the overall importance of these patents to the Company.

     The Company has current patent applications pending, has filed foreign patent applications based on some of its U.S. patents and plans to file additional domestic and foreign applications when it believes such protection will benefit the Company.

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

Manufacturing

     The Company operates an ISO 9001 and FDA-certified manufacturing facility in Hudson, NH. Currently, the Company's FotoFunnel, Medical and drum scanner products are manufactured by third party contract manufacturing organizations. The software applications that are sold with the Company's products are either developed in-house or licensed from third parties.

Employees

     On March 6, 2001 the Company had 31 full time employees and 2 temporary employees.

Backlog

     The dollar amount of the Company's backlog, and orders believed to be firm, as of December 31, 2000 was approximately $108,000 as compared to approximately $63,000 on the corresponding date in 1999.

Environmental Protection

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Item 2. Properties

     The Company's principal executive offices, manufacturing facility and research and development laboratory are located at 21 Park Avenue, Hudson, New Hampshire. The facility consists of approximately 21,000 square feet of manufacturing, research and development and office space and is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors of the Company, pursuant to a lease which expires September 30, 2001 at an annual rent of $78,500. Additionally, the Company is required to pay real estate taxes, provide insurance and maintain the premises. If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

Item 3. Legal Proceedings.

     Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders

     Not applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "HOWT". The following table sets forth the range of high and low sale prices for each quarterly period during 2000 and 1999.

                                              High         Low
Fiscal year ended                             ----         ---
December 31, 2000
First Quarter                                $4.125      $1.875
Second Quarter                                2.563        .625
Third Quarter                                 3.063       1.188
Fourth Quarter                                4.281       1.750

Fiscal year ended
December 31, 1999
First Quarter                                $1.875      $ .875
Second Quarter                                2.000        .875
Third Quarter                                 1.563        .625
Fourth Quarter                                3.125       1.000

As of March 6, 2001 there were 297 holders of record of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock to date, and the Company does not contemplate payment of cash dividends in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant to the Company's Board of Directors. There are no non-statutory restrictions on the Company's present or future ability to pay dividends.

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

Item 6. Selected Financial Data

Selected Statement of Operations Data

                                                                                  Year Ended December 31,
                                                       -----------------------------------------------------------------------------
                                                             2000            1999           1998            1997            1996
                                                             ----            ----           ----            ----            ----
Sales                                                  $  7,793,517    $  6,663,230    $  5,323,601    $  7,874,813    $ 11,263,253
Gross margin                                              1,900,027       1,594,124       1,223,135       1,663,317       1,918,798
Unusual charges                                                  --              --              --      (3,394,406)             --
Total operating expenses                                 (3,595,661)     (3,789,306)     (4,096,944)     (8,236,477)     (7,355,481)
Loss from operations                                     (1,695,634)     (2,195,182)     (2,873,809)     (6,573,160)     (5,436,683)
Interest expense - net                                     (132,014)     (1,801,646)       (498,514)       (258,912)       (623,537)
Income from legal settlement                                     --              --              --       6,000,000              --
Net loss                                                 (1,827,648)     (3,996,828)     (3,372,323)       (832,072)     (6,060,220)
Net loss available to common shareholders                (2,896,520)     (3,996,828)     (3,372,323)       (832,072)     (6,060,220)
Net loss per share                                            (0.22)          (0.32)          (0.33)          (0.09)          (0.76)

Selected Balance Sheet Data

                                                                                    As of December 31,
                                                       -----------------------------------------------------------------------------
                                                             2000            1999           1998            1997            1996
                                                             ----            ----           ----            ----            ----
Total current assets                                   $  5,082,016    $  4,457,910    $  4,798,576    $  5,332,546    $  9,697,890
Total assets                                              5,945,928       5,696,609       6,351,421       7,071,294      12,795,467
Total current liabilities                                 2,143,873       2,019,340       2,198,995       1,540,222       3,002,453
Loans payable to related parties, including
   current portion                                        1,400,000       1,140,000         765,000              --       3,478,604
Convertible Subordinated Debentures,
   including current portion                                117,000         117,000       1,881,000       2,181,000       2,181,000
Stockholders' equity                                      2,902,055       2,920,269       2,271,426       3,350,072       4,133,410

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Howtek, historically a manufacturer of high-end drum scanners for the graphic arts industry, has the largest share domestically of the market for high performance drum scanners. This market, however, has declined substantially over the last few years as increasingly powerful flatbed scanners have captured most of the high-end scanner business. In its traditional prepress market, the Company expects that drum scanner business, and Howtek's sales, will continue to decline. Outside the prepress industry, Howtek is promoting drum scanner sales into the wide format printer market where the greater resolution of its HiResolve drums scanners permits the capture of more information about an original image. Because wide format printer output may require an original image to be enlarged many thousand percent, lack of sufficient original image data can reduce output quality and result in unacceptable image artifacts. For this reason, wide format printer operators have become a "new market" for Howtek's traditional drum scanning technologies, offsetting in part declines in traditional prepress markets.

Over the last three years, facing diminishing returns in its traditional graphic arts business, Howtek has invested in technology and product development in the fields of medical and photographic imaging and digitization. The Company's objective has been to utilize its graphic arts business to gain entry into newer and larger markets. With respect to both the photographic and medical industries, the Company believes it can use its digitizing devices ("scanners") to create recurring consumables and related internet-based business opportunities.

In support of it's shift in focus to photographic imaging and medical markets, the Company has (1) updated products lines, introducing products in medical and photographic imaging/internet markets; (2) migrated from in-house manufacturing to outsourcing to more effectively utilize outside engineering, development, and manufacturing resources, (3) substantially reduced personnel and overhead, (4) implemented an OEM (original equipment manufacturer) and large scale systems integrators marketing and sales strategy for primary digitizer markets, while reserving small business markets for direct sales by Howtek, and (5) created an integrated direct sales and marketing capability which it believes is applicable to its new markets.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

Sales. Sales for the year ended December 31, 2000 were $7,793,517, an increase of $1,130,287 or 17% from sales during the year ended December 31, 1999 of $6,663,230. The Company continues to emphasize its medical business opportunities. Sales of the Company's medical imaging products increased 50% from $1,508,197 (23% of sales) for the year ended December 31, 1999 to $2,256,312 (29% of sales) for the year ended December 31, 2000. Sales through recently announced system integrators and resellers, including General Electric Medical Systems and Konica Medical Imaging, Inc., contributed to increased sales in 2000. The Company's medical product sales also benefited from demand by key OEM customers involved in computer-assisted detection of breast cancer. These customers are marketing systems including Howtek digitizers outside the United States while seeking FDA approval to sell domestically. A key objective over the coming quarters is to add additional, qualified OEM and systems integration resellers. These resellers are expected to contribute to increase sales of medical products in future periods.

In 2000 the Company began commercial shipments of its new FotoFunnel(TM) photographic print scanner line from its third party manufacturing supplier. FotoFunnel sales were $2,217,798 (28% of sales), with virtually all sales made to Telepix Imaging, Inc., a member of the Gretag Imaging Group. During the third quarter the Company reduced production of its FotoFunnel print scanner to implement new design features, and deliver enhanced scanner units. Several engineering design and manufacturing changes which offer increased scanning speed, improved customer workflow and generally enhanced scanner performance were achieved during the third quarter.

Sales of the Company's prepress and graphic arts products, including related maintenance and repair services, decreased 36% from $5,155,033 (77% of sales) in 1999 to $3,319,407 (43% of sales) in 2000. This decline reflects increased competition in the market for the Company's graphic arts scanners, and a decision by the Company not to renew a distribution agreement under which it could redistribute flatbed scanners manufactured by Scanview, A/S. This reduction in sales was acute during the fourth calendar quarter of 2000, as the Company reduced and focused its prepress and graphic arts sales channels, eliminating a number of previous dealers and distributors. The Company expects sales of graphic arts products to continue to decline over time.

Gross Margin. Gross margin for the year ended December 31, 2000 remained steady from 1999, at 24% of sales, in spite of a decision by the Company to increase inventory reserves associated with its prepress and graphic arts product lines from $200,175 to $361,931. Gross margins are expected to improve as a result of several factors, including reduced production overhead and indirect production expenses, associated with the Company's continuing overhead and expense control measures, increased sale of higher margin medical digitizers into the market for computer assisted diagnosis of breast cancer, and increased sale of FotoFunnel products through channels which offer higher margins than the Company's original OEM channel.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2000 decreased 11% from $799,960 in 1999 to $709,595 in 2000. The overall decrease in engineering and product development costs results primarily from reductions in manpower. The Company expects to continue to increase its utilization of outside and contract engineering resources as appropriate.

General and Administrative. General and administrative expense decreased 9% from $1,286,895 in 1999 to $1,165,392 in 2000. During the first quarter of 1999 the
Company established reserves of $186,662 to permit the Company to take back discontinued HiDemand(TM) 400 graphic arts scanner products to encourage resellers and customers to acquire its Scanview line of products and a non-recurring expense of $21,142 associated with the write off of tooling and inventories associated with the discontinued HiDemand 400 product. Giving effect to the HiDemand 400 reserve and write down for the year ended December 31, 1999, the general and administrative expenses increased 8%, from $1,079,091 in 1999 compared to $1,165,392 for the comparable period in 2000. The increase is due to primarily to the expense incurred to redesign the Company's Web site. The Company expects general and administrative expenses to increase in 2001 as compared to 2000, while declining as a percentage of sales.

Marketing and Sales. Marketing and sales expenses for the year ended December 31, 2000 increased slightly from $1,702,451 in 1999 to $1,720,674 in 2000. The change results from decreases in advertising and promotional expenses in the graphic arts area, where there is an increasing reliance on direct mail and telemarketing to support its sales efforts, while medical sales expenses increased and new expenses were incurred relating to the FotoFunnel business. The Company expects marketing and sales expenses to increase in 2001 as compared to 2000.

Interest Expense. Net interest expense for the year ended December 31, 2000 decreased to $132,014 from $1,801,646 in 1999. During the first quarter of 1999 the Company recorded interest expense of $1,671,158 relative to the conversion of Convertible Subordinated Debentures as required by Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt". This charge was wholly offset by a corresponding increase to additional paid-in capital by $1,671,158. The charge and corresponding benefit relate to the conversion to equity during the first quarter of 1999 of $1,764,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture"). In December 1998, the Company provided for a temporary reduction in the conversion price of the 9% Debenture to encourage conversion to common stock, and thereby reduce cash interest expenses, and sinking fund payments associated with the 9% Debenture.

As a result of the foregoing, the Company recorded a net loss of $1,827,648 or $0.22 per share for the year ended December 31, 2000 on sales of $7,793,517 compared to a net loss of $3,996,828 or $0.32 per share for the same period in 1999 on sales of $6,663,230.

During the year ended December 31, 2000 the Company issued 1,400 shares of 7% Series B Convertible Redeemable Preferred Stock with a conversion price below the Company's Common Stock quoted value and as a result accreted dividends of $996,283 were recorded and included in the net loss per share calculation.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

Sales. Sales for the year ended December 31, 1999 were $6,663,230, an increase of $1,339,629 or 25% from sales during the year ended December 31, 1998 of $5,323,601. Sales of the Company's medical imaging products increased 21% from $1,245,558 for the year ended December 31, 1998 to $1,508,197 for the year ended December 31, 1999. Sales of the Company's prepress and graphic arts products increased 13% from $3,032,089 in 1998 to $3,440,160 in 1999. The Company attributed the increase in prepress sales to the introduction of its HiResolve(TM) drum scanner product during the fourth quarter of 1998, and the introduction of its Digital PhotoLab(TM) product in the first quarter of 1999.

Gross Margin. Gross margin for the year ended December 31, 1999 increased to 24% from 23% in 1998. The improvement in gross margin was primarily due to reductions in production overhead and indirect production expenses, associated with the Company's continuing overhead and expense control measures and with the Company's increased outsourcing of production and assembly services.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 1999 decreased 26% from $1,075,620 in 1998 to $799,960 in 1999. The overall decrease in engineering and product development costs resulted primarily from planned reductions in personnel expenses.

General and Administrative. General and administrative expense decreased slightly from $1,319,062 in 1998 to $1,286,895 in 1999. During the first quarter of 1999 the Company established reserves in the amount of $186,662 to permit the Company to take back its discontinued HiDemand 400 graphic arts scanner products to encourage resellers and customers to acquire its Scanview line of products and a non-recurring expense of $21,142 associated with the write off of tooling and inventories associated with the discontinued HiDemand 400 product. Prior to accounting for this reserve and write down, the general and administrative expenses for the year ended December 31, 1999, decreased 18% to $1,079,091. The decrease was due primarily to reductions in personnel expenses.

Marketing and Sales. Marketing and sales expenses for the year ended December 31, 1999 increased slightly from $1,702,262 in 1998 to $1,702,451 in 1999. The change resulted from increases in advertising, promotional and trade show expenses, and a reduction in compensation due to a change in the Company sales compensation structure to provide compensation on the basis of gross margin, rather than net sales.

Interest Expense. Net interest expense of $1,801,646 for the year ended December 31, 1999 included interest expense of $1,671,158 relative to the conversion of Convertible Subordinated Debentures as required by Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt". This charge was wholly offset by a corresponding increase to additional paid-in capital by $1,671,158. The charge and corresponding benefit relate to the conversion to equity during the first quarter of 1999 of $1,764,000 of the Company's previously outstanding 9% Convertible Subordinated Debentures, due 2001 (the "9% Debenture"). In December 1998, the Company provided for a temporary reduction in the conversion price of the 9% Debenture to encourage conversion to common stock, and thereby reduce cash interest expenses, and sinking fund payments associated with the 9% Debenture.

The Company recorded a net loss of $3,996,828 or $0.32 per share for the year ended December 31, 1999 on sales of $6,663,230 compared to a net loss of $3,372,323 or $0.33 per share for the same period in 1998 on sales of $5,323,601.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, Mr. Robert Howard, of which $2,410,000 was available at December 31, 2000. The Company believes that these sources are sufficient to satisfy its cash requirements for the foreseeable future. (See Item 13 - "Certain Relationships and Related Transactions".)

Working capital increased $499,573 from $2,438,570 at December 31, 1999 to $2,938,143 at December 31, 2000. The ratio of current assets to current liabilities at December 31, 2000 and 1999 was 2.4 and 2.2, respectively.

The Company has Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of December 31, 2000, the Company owed $500,000 pursuant to the Notes.

During 1999 the Company borrowed, $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price for the 10 trading days preceding the day which each interest payment is due. The Promissory Notes entitle the payee to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of December 31, 2000, and 1999, the Company owed $310,000 pursuant to the Promissory Notes.

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

In October 2000 the Company sold, in private transactions, a total of 1,400 shares of its 7% Series B Convertible Preferred Stock ($.01 per share par value), at $1,000 per share, consisting of 1,350 shares to unrelated parties, and 50 shares to Mr. W. Scott Parr, for gross proceeds of $1,400,000.

Effect of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN44 became effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted Fin44 in Fiscal 2000 and it did not have a material effect on the Company's financial statements.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires the following to occur before the Company can recognize income: 1) Persuasive evidence of an arrangement exists, 2) Delivery has occurred or services have been rendered. 3) The price is fixed or determinable. 4) Collectibility is reasonably assured. SAB 101 has not had a material impact on the Company's balance sheet, statements of operations or cash flows.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors
                                                                       Director
Name                   Age     Position                                 Since
----                   ---     --------                                 -----
Robert Howard...        77     Chairman of the Board, and Director      1984
W. Scott Parr...        49     President, Chief Executive Officer
                               And Director                             1998
Ivan Gati.......        53     Director                                 1989
Kit Howard......        57     Director                                 1999
James Harlan....        49     Director                                 2000
Brett Smith.....        31     Director                                 2000
Harvey Teich....        81     Director                                 1988

All persons listed above are currently serving a term of office as directors which continues until the next annual meeting of stockholders.

Robert Howard is the founder and Chairman of the Board of Directors of the Company. He is the inventor of many products including the impact dot matrix printer, the desktop laser printer and an early digital computer together with Dr. An Wang. He has been the founder or a principal in many public companies since the 1960's. Mr. Howard was Chief Executive Officer of the Company from its establishment in 1984 until December of 1993. He was the founder, and from 1969 to April 1980 he served as President and Chairman of the Board, of Centronics Data Computer Corp. ("Centronics"), a manufacturer of a variety of computer printers. He resigned from Centronics' Board of Directors in 1983. From April 1980 until 1983, Mr. Howard was principally engaged in the management of his investments. Commencing in mid-1982, Mr. Howard, doing business as R.H. Research, developed the ink jet technology upon which the Company was initially based. Mr. Howard contributed this technology, without compensation, to the Company. Mr. Howard was Chairman of the Board of Presstek, Inc. ("Presstek"), a public company which has developed proprietary imaging and consumables technologies for the printing and graphic arts industries from June 1988 to September 1998 and served as Chairman Emeritus of the Board from September 1998 to December 2000. In February 1994 Mr. Howard entered into a settlement agreement in the form of a consent decree with the Securities and Exchange Commission (the "Commission") in connection with the Commission's investigation covering trading in the Company's Common Stock by an acquaintance of Mr. Howard and a business associate of such acquaintance. Mr. Howard, without admitting or denying the Commission's allegations of securities laws violations, agreed to pay a fine and to the entry of a permanent injunction against future violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. In addition, in December of 1997, in connection with the Commission's investigation into trading in the securities of Presstek, Mr. Howard, without admitting or denying the Commission's allegations of securities laws violations, agreed to pay a civil penalty of $2,700,000 and to the entry of a final judgement enjoining him future violations of Section 10(b) and 13(a) and Rules 10b-5, 12b-20, 13a-1 and 13a-20 of the Exchange Act.

W. Scott Parr joined the Company in January 1998, as President and Chief Executive Officer. He was appointed to the Company's Board of Directors in February, 1998. Prior to joining Howtek, Mr. Parr served as Divisional Director and a member of the Board of Directors of SABi International Ventures, Inc. in 1997, where he was responsible for restructuring and upgrading certain US companies owned by foreign and venture investors. From 1995 to 1997, Mr. Parr was Chief Executive Officer, General Counsel and Director of Allied Logic Corporation, a start-up venture specializing in proprietary molding and manufacturing technologies. From 1990 to 1995 Mr. Parr was General Counsel and a Director of LaserMaster Technologies, Inc. (now Virtual Fund.Com, Inc.).

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

James Harlan is currently the Executive Vice President and CFO of HNG Storage Company, a natural gas storage and electric development company. From 1991 to 1997 Mr. Harlan served as General Manager and CFO of Pacific Resources Group and planning and finance development work with various Australasian manufacturing and distribution businesses. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. He has a PhD in applied economics with an operations research dissertation from Harvard University and a BS in Chemical Engineering from Washington University.

Brett Smith, the son of Mrs. Kit Howard, is currently the Chairman and CEO of ei3 Corporation, a provider of technology services to manufacturing companies utilizing advanced frame relay and internet technologies. Prior to ei3 Mr. Smith was a member of the restructuring team for Delta V Technologies, a subsidiary of Presstek, Inc., where he served as Director of Business Development from 1996 to 1999. From 1995 to 1996 Mr. Smith worked for the Asia Times newspaper start-up team in Hong Kong. He began his career as an analyst, from 1992 to 1994, at Susquehanna Investment Group. Mr. Smith received a BS from Emory University.

Harvey Teich is a retired certified public accountant. On January 1, 1992, the accounting firm of Merman & Teich, where Mr. Teich had been a principal for the previous 17 years, ceased to operate as a partnership. He is a member of the New York and Florida State Societies for Certified Public Accountants.

Executive Officers and Key Employees

Name                        Age     Position
----                        ---     --------

W. Scott Parr(1)            49      President, Chief Executive Officer, Director

Richard F. Lehman(2)        63      Vice President, Engineering

Annette L. Heroux(1)        44      Chief Financial Officer

Joseph E. Manseau(2)        44      Vice President Sales and Marketing

----------
(1)  Officer appointed by the Board of Directors.
(2)  Key employees

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

Item 11. Executive Compensation.

The following table provides information on the compensation provided by the Company during fiscal years 2000, 1999 and 1998 to the persons serving as the Company's Chief Executive Officer during fiscal 2000, the Company's most highly compensated executive officers and certain key employees serving at the end of the 2000 fiscal year. Included in this list are only those executive officers and key employees whose total annual salary and bonus exceeded $100,000 during the 2000 fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                                      Securities
                                                                      Underlying
Name and Principal Position                     Year      Salary($)    Option(#)
---------------------------                     ----      ---------    ---------
W. Scott Parr
Chief Executive Officer.......................  2000      138,357         - 0 -
                                                1999      138,197       127,337
                                                1998      131,502       277,431
Richard Lehman
Vice President, Engineering...................  2000      116,986         5,000
                                                1999      112,735         5,000
                                                1998      101,976        19,128
Joseph E. Manseau
Vice President, Sales & Marketing.............  2000      130,271        28,000
                                                1999      126,529        18,410
                                                1998       - 0 -          - 0 -


                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants                                            Potential
                                -----------------                                            Realizable Value at
                             Number of    Percent of                                         Assumed Annual
                             Securities   Total Options                                      Rates of Stock
                             underlying   Granted to        Exercise of                      Price Appreciation
                             Options      Employees         Base Price    Expiration         for Option Term
Name                         Granted      in Fiscal Year      ($/Sh)         Date            5%($)      10%($)
----                         -------      --------------      ------         ----            -----      ------
Joseph Manseau               28,000            7%              1.75       09/21/2010         30,816    78,093

Richard Lehman                5,000            1%              1.75       09/21/2010          5,503    13,945

     All options vest in installments at various times between March 21, 2001 and September 21,2003.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the exercise of stock options during the Company's last completed fiscal year by each of the named executive officers and key employees listed in the Summary Compensation Table and the fiscal year-end value of unexercised options.

                                                    Number of
                                                    Securities         Value of
                                                    Underlying         Unexercised
                                                    Unexercised        In-the Money
                                                    Options at         Options at
                                                    FY-End (#)         FY-End($)(1)
                         Shares                     ----------         ------------
                         Acquired on    Value       Exercisable/       Exercisable/
Name                     Exercise (#)   Realized    Unexercisable      Unexercisable
----                     ------------   --------    -------------      -------------
W. Scott Parr (2)            0             0       193,380/209,138    406,083/441,025
Joseph Manseau (2)           0             0         14,909/35,501      33,120/57,102
Richard Lehman (2)           0             0         55,628/ 5,000      101,663/7,200

----------
(1) Based upon the closing price of the Common Stock on December 31, 2000, of $3.19 per share.

(2) Options granted pursuant to the Company's 1993 Stock Option Plan, as amended.

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

There is no Compensation Committee or other committee of the Company's Board of Directors performing similar functions. The person who performed the equivalent function in 2000 was Robert Howard, Chairman of the Board under the direction of the Board of Directors. W. Scott Parr, Chief Executive Officer and a director, participated in discussions with Mr. Howard during the past completed fiscal year in his capacity as an executive officer in connection with executive officer compensation. During 2000 none of the executive officers of the Company served on the Board of Directors or Compensation Committee of any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the Common Stock, Series A and Series B Convertible Preferred Stock of the Company owned on March 6, 2001, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock (ii) each executive officer and key employees named in the Summary Compensation Table,
(iii) each director of the Company, and (iv) all current executive officers and directors as a group. The table also provides information regarding beneficial owners of more than 5% of the outstanding shares of the Company's Series A and Series B Convertible Preferred Stock.

                                                               Number of Shares
    Name and Address of                        Title             Beneficially            Percentage
      Beneficial Owner                       of Class           Owned (1) (2)             of Class
      ----------------                       --------          ----------------          ----------
Robert Howard                           Common                    2,423,043 (3)             17.0%
    145 East 57th Street
    New York, New York 10022
Donald Chapman                          Common                    1,862,677 (4)             13.0%
    8650 South Ocean Drive              Preferred Series A            4,600                 56.4%
    Jenson Beach, FL  34957             Preferred Series B              680                 48.6%
W. Scott Parr                           Common                      386,632 (5)              2.8%
    21 Park Avenue                      Preferred Series A              550                  6.7%
    Hudson, NH  03051                   Preferred Series B               50                  3.6%
Edgar Ball                              Preferred Series B              200                 14.3%
    PO Box 560726
    Rockledge, FL  32956
Dr. Lawrence Howard                     Preferred Series A            1,000                 12.3%
    660 Madison Avenue
    New York, NY  10021
John McCormick                          Preferred Series A            1,000                 12.3%
    11340 SW Aventine Circus
    Portland, OR  97219
George Walker                           Preferred Series A            1,000                 12.3%
    2461 Shannon Road
    Northbrook, IL  60062
Dr. Herschel Sklaroff                   Preferred Series B              100                  7.1%
    1185 Park Avenue
    New York, NY  10128
John Westerfield                        Preferred Series B              100                  7.1%
    4522 SW Bimini Circle N.
    Palm City, FL  34990
Ivan Gati                               Common                       65,000 (6)                 *
James Harlan                            Common                      102,000 (7)                 *
Kit Howard                              Common                       40,000 (8)                 *
Brett Smith                             Common                       35,102 (9)                 *
                                        Preferred Series B               20                  1.4%
Harvey Teich                            Common                       75,000 (10)                *
Richard Lehman                          Common                       56,627 (11)                *
Joseph Manseau                          Common                       24,242 (12)                *
All current executive officers and      Common                    3,131,593 (3) &           21.0%
 directors as a group (8 persons)                               (5) through (10)
                                        Preferred Series A              550                  6.7%
                                        Preferred Series B               70                  5.0%

----------
*    Less than one percent

1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 6, 2001, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner's percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 6, 2001, have been exercised.

2) Unless otherwise noted, the Company believes that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3) Includes options to purchase 10,000 shares of the Company's Common stock at $1.72 per share. Also, includes 393,607 shares exercisable on conversion of $590,000 principal amount of indebtedness outstanding, pursuant to a loan made by Mr. Howard to the Company, which is convertible into 145,455 shares of Common Stock at $1.31 per share, 86,505 shares at $1.16 per share, 62,439 shares at $1.28 per share, 28,445 shares at $2.81, 23,704 shares at $3.38 and $47,059 shares at $2.13 and 310,000 shares exercisable at $1.00 per share on conversion of $310,000 principal amount of indebtedness outstanding pursuant to Convertible Promissory Notes. Also, includes 40,000 shares owned by Mr. Howard's wife.

4) Includes 25,000 shares owned by Mr. Chapman's wife, 460,000 shares of Common Stock issuable upon conversion of 4,600 shares of Series A Convertible Preferred Stock and 340,000 shares of Common Stock issuable upon conversion of 680 shares of Series B Convertible Preferred Stock owned by Mr. Chapman.

5) Includes 11,000 shares owned by Mr. Parr's wife. Also includes options to purchase 204,979 shares of the Company's Common Stock at $1.13 per share, 51,766 shares at $0.81 per share and 2,250 shares at $1.00 per share, 55,000 shares of Common Stock issuable upon conversion of 550 shares of Series A Convertible Preferred Stock and 25,000 shares of Common Stock issuable upon conversion of 50 shares of Series B Convertible Preferred Stock owned by Mr. Parr.

6) Includes options to purchase 15,000 of the Company's Common Stock at $1.72 per share, 25,000 shares at $1.50 per share and 25,000 shares at $0.81 per share.

7) Includes options to purchase 25,000 shares of the Company's Common Stock at $1.75 per share.

8) Includes options to purchase 25,000 shares of the Company's Common Stock at $.81 per share.

9) Includes options to purchase 25,000 of the Company's Common Stock at $3.00 per share. Also, includes 10,000 shares of Common Stock issuable upon conversion of 20 shares of Series B Convertible Preferred Stock.


10) Includes 5,000 shares owned by Mr. Teich's wife. Also includes options to purchase 20,000 of the Company's Common Stock at $1.72 per share, 25,000 shares at $1.50 per share and 25,000 shares at $0.81 per share.

11) Includes 1,000 shares owned by Mr. Lehman's wife. Also includes options to purchase 26,500 of the Company's Common Stock at $1.72 per share, 16,376 shares at $1.13 per share, 7,752 shares at $1.00 per share, 3,333 shares at $0.81 per share and 1,666 at $1.75 per share.

12) Includes options to purchase 2,000 shares of the Company's Common Stock at $1.00 per share, 6,666 shares at $.81 per share, 6,243 shares at $1.13 per share and 9,333 shares at $1.75 per share.

Item 13. Certain Relationships and Related Transactions.

The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000, of which $2,410,000 was available at December 31, 2000. The Loan Agreement expires January 4, 2002. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made. A total of $590,000 is outstanding under the Loan Agreement.

The Company has Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these notes are due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. A total of $500,000 is outstanding pursuant to the Notes.

During 1999 the Company borrowed, $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes are payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price for the 10 trading days preceding the day which each interest payment is due. The Promissory Notes entitles the payee to convert outstanding principal due into shares of the Company's common stock at $1.00 per share. The Company owes $310,000 pursuant to the Promissory Notes.

As of December 31, 2000, the Company had one lease obligation related to its facility. The lease obligation through September 30, 2001 is approximately $58,875. The Company's principal executive offices and research and development laboratory is leased by the Company from Mr. Robert Howard pursuant to a lease which expires September 30, 2001. Rental expense for the year ended December 31, 2000 was $78,500.

During the year ended December 31, 2000 the Company sold engineering services totaling $24,456 to Presstek, Inc.. Mr. Howard was a director of Presstek until December 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a) The following documents are filed as part of this Annual Report on Form 10-K:

          1.   Financial Statements - See Index on page 35.

          2. Financial Statement Schedule - See Index on page 35. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

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

            10(d) Letter  Agreement  dated  December  30,  1999,   amending  the
                  Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987.

            10(e) Form of Secured  Demand Notes between the  Registrant  and Mr.
                  Robert Howard. [incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

            10(f) Form of Security  Agreements  between the  Registrant  and Mr.
                  Robert Howard [incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

            10(g) Form of Convertible Promissory Note between the Registrant and
                  Mr. Robert Howard. [incorporated by reference to Exhibit 10(g) to the Registrant's Report on Form 10-K for the year ended December 31, 1999].

            10(h) Second  Supplemental  Indenture dated as of December 31, 1998, between the Registrant and Continental Stock Transfer and Trust Company. [incorporated by reference to Exhibit 10(h) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

            10(i) Certificate   of   Designation  of  7%  Series  A  Convertible
                  Preferred Stock dated December 22, 1999. [incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-K for the year ended December 31, 1999].

            10(j) Certificate   of   Designation  of  7%  Series  B  Convertible
                  Preferred Stock dated October 16, 2000

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

                                      HOWTEK, INC.
Date: March 20, 2001

                                      By: /s/ W. Scott Parr
                                          -------------------------------
                                            W. Scott Parr
                                            President, Chief Executive Officer,
                                            Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                                  Date
---------                  -----                                  ----

/s/  Robert Howard         Chairman of the
----------------------     Board, Director                        March 20, 2001
Robert Howard


/s/  W. Scott Parr         President, Chief Executive
----------------------     Officer, Director                      March 20, 2001
W. Scott Parr


/s/ Annette Heroux         Chief Financial Officer, Principal
----------------------     Accounting Officer                     March 20, 2001
Annette Heroux


/s/ Ivan Gati              Director                               March 20, 2001
----------------------
Ivan Gati


/s/ Kit Howard             Director                               March 20, 2001
----------------------
Kit Howard


/s/ James Harlan           Director                               March 20, 2001
----------------------
James Harlan


/s/ Brett Smith            Director                               March 20, 2001
----------------------
Brett Smith


/s/ Harvey Teich           Director                               March 20, 2001
----------------------
Harvey Teich

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                        36


Balance Sheets
     As of December 31, 2000 and 1999                                     37


Statements of Operations
     For the years ended December 31, 2000,
     1999 and 1998                                                        38


Statements of  Stockholders' Equity
     For the years ended December 31, 2000,
     1999 and 1998.                                                       39


Statements of Cash Flows
     For the years ended December 31, 2000,
     1999 and 1998.                                                       40


Notes to Financial Statements                                             41-59


Schedule II - Valuation and Qualifying
     Accounts and Reserves                                                60

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Howtek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of Howtek, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Howtek, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO SEIDMAN, LLP

Boston, Massachussetts
February 14, 2001

                                  HOWTEK, INC.

                                 Balance Sheets

                                                                                     December 31,        December 31,
                                                                                     ------------        ------------
                                                                                         2000                 1999
                                                                                         ----                 ----
                            Assets (note 2)

Current assets:
  Cash and equivalents                                                               $  1,444,771        $    263,073
  Trade accounts receivable net of allowance
    for doubtful accounts of $256,000 in 2000
    and $151,000 in 1999 (note 6)                                                       1,082,783           1,400,987
  Inventory (note 1)                                                                    2,443,150           2,649,460
  Prepaid and other                                                                       111,312             144,390
                                                                                     ------------        ------------
      Total current assets                                                              5,082,016           4,457,910
                                                                                     ------------        ------------

Property and equipment (note 1):
  Equipment                                                                             2,843,818           2,735,545
  Leasehold improvements                                                                   36,821              33,321
  Motor vehicles                                                                            6,050               6,050
                                                                                     ------------        ------------
                                                                                        2,886,689           2,774,916
  Less accumulated depreciation and amortization                                        2,398,553           2,058,734
                                                                                     ------------        ------------
      Net property and equipment                                                          488,136             716,182
                                                                                     ------------        ------------

Other assets (note 1):
  Software development costs, net                                                         350,550             472,427
  Debt issuance costs, net                                                                 16,965              37,323
  Patents, net                                                                              8,261              12,767
                                                                                     ------------        ------------
      Total other assets                                                                  375,776             522,517
                                                                                     ------------        ------------

      Total assets                                                                   $  5,945,928        $  5,696,609
                                                                                     ============        ============

                Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                   $  1,096,174        $  1,176,480
  Accrued expenses                                                                        430,699             342,860
  Loans payable to related parties (note 2)                                               500,000             500,000
  Convertible subordinated debentures (note 3)                                            117,000                --
                                                                                     ------------        ------------
      Total current liabilities                                                         2,143,873           2,019,340

Loans payable to related parties (note 2)                                                 900,000             640,000
Convertible subordinated debentures (note 3)                                                 --               117,000
                                                                                     ------------        ------------
      Total liabilities                                                                 3,043,873           2,776,340
                                                                                     ------------        ------------

Commitments and contingencies (notes 2 and 7)

Stockholders' equity  (notes 2, 3 and 4):
  Convertible preferred stock, $ .01 par value: authorized
    1,000,000 shares; issued and outstanding 9,550 in 2000, with the aggregate liquidation value of $2,215,000 plus 7% annual dividend; 6,900 in 1999, with the aggregate liquidation value of $690,000 plus
     7% annual dividend                                                                        96                  69
  Common stock, $ .01 par value: authorized
    25,000,000 shares; issued 13,588,126 in 2000
    and 13,330,542 shares in 1999; outstanding
    13,520,250 in 2000 and 13,262,666 shares in 1999                                      135,881             133,305
  Additional paid-in capital                                                           55,365,491          52,562,377
  Accumulated deficit                                                                 (51,649,149)        (48,825,218)
  Treasury stock at cost (67,876 shares)                                                 (950,264)           (950,264)
                                                                                     ------------        ------------
      Stockholders' equity                                                              2,902,055           2,920,269
                                                                                     ------------        ------------

      Total liabilities and stockholders' equity                                     $  5,945,928        $  5,696,609
                                                                                     ============        ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                                                      For the Years Ended December 31,
                                                                         ----------------------------------------------------------
                                                                              2000                   1999                   1998
                                                                              ----                   ----                   ----
Sales (notes 2 and 6)                                                    $  7,793,517           $  6,663,230           $  5,323,601
Cost of sales                                                               5,893,490              5,069,106              4,100,466
                                                                         ------------           ------------           ------------
Gross margin                                                                1,900,027              1,594,124              1,223,135
                                                                         ------------           ------------           ------------
Operating expenses:
  Engineering and product development                                         709,595                799,960              1,075,620
  General and administrative                                                1,165,392              1,286,895              1,319,062
  Marketing and sales                                                       1,720,674              1,702,451              1,702,262
                                                                         ------------           ------------           ------------
      Total operating expenses                                              3,595,661              3,789,306              4,096,944

                                                                         ------------           ------------           ------------
Loss from operations                                                       (1,695,634)            (2,195,182)            (2,873,809)

Interest expense - net (includes $145,979,
    $104,486 and $30,205, respectively,
     to related parties) (note 3)                                            (132,014)            (1,801,646)              (498,514)

                                                                         ------------           ------------           ------------
Net loss                                                                   (1,827,648)            (3,996,828)            (3,372,323)

Preferred dividends                                                            72,589                   --                     --
Accreted dividends                                                            996,283                   --                     --

                                                                         ------------           ------------           ------------
Net loss available to common shareholders                                $ (2,896,520)          $ (3,996,828)          $ (3,372,323)
                                                                         ============           ============           ============

Net loss per share (note 4)
       Basic and diluted                                                 $      (0.22)          $      (0.32)          $      (0.33)

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                                                     13,373,086             12,660,613             10,142,672

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                       Statements of Stockholders' Equity

                                                 Preferred Stock                  Common Stock
                                           ----------------------------    ---------------------------
                                             Number of                       Number of
                                           Shares Issued     Par Value     Shares Issued    Par Value
                                           ------------    ------------    ------------   ------------
Balance at January 1, 1998                         --      $       --         9,128,082   $     91,281

Sale of common stock                               --              --         1,000,000         10,000

Issuance of comon stock relative
  to conversion of loans payable to
  related parties (note 2 (a) & (b))               --              --           700,000          7,000

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures (note 3)                 --              --           300,000          3,000

Net loss                                           --              --              --             --
                                           ------------    ------------    ------------   ------------
Balance at December 31, 1998                       --              --        11,128,082        111,281

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures (note 3)                 --              --         1,764,000         17,639

Issuance of comon stock relative
  to conversion of loans payable to
  related parties (note 2 (b))                     --              --           200,326          2,003

Issuance of common stock in lieu of
  payment of accounts payable                      --              --           195,090          1,951

Issuance of common stock pursuant
 to incentive stock option plan                    --              --            27,166            272

Issuance of common stock for
  payment of interest to investors                 --              --            15,878            159

Issuance of preferred stock relative
  to conversion of loans payable to
  investors (note 4 (a))                          6,900              69            --             --

Issuance of stock subscription warrant
  for services (note 4 (d))                        --              --              --             --

Net loss                                           --              --              --             --
                                           ------------    ------------    ------------   ------------
Balance at December 31, 1999                      6,900              69      13,330,542        133,305

Issuance of common stock pursuant
 to incentive stock option plan                    --              --           131,822          1,318

Issuance of common stock for payment
 of dividends to investors (note 4 (a))            --              --            25,762            258

Issuance of common stock relative to
  conversion of preferred stock (note 2)         (1,000)            (10)        100,000          1,000

Issuance of preferred stock to
  investors (note 4 (a))                          3,650              37            --             --

Issuance of stock subscription warrant
  for services (note 4 (d))                        --              --              --             --

Preferred stock dividends (note 4 (a))             --              --              --             --

Accreted dividends                                 --              --              --             --

Net loss                                           --              --              --             --
                                           ------------    ------------    ------------   ------------
Balance at December 31, 2000                      9,550    $         96      13,588,126   $    135,881
                                           ============    ============    ============   ============

                                             Additional
                                              Paid-in      Accumulated      Treasury       Stockholders'
                                              Capital         Deficit         Stock           Equity
                                           ------------    ------------    ------------    ------------
Balance at January 1, 1998                 $ 45,665,122    $(41,456,067)   $   (950,264)   $  3,350,072

Sale of common stock                            990,000            --              --         1,000,000

Issuance of comon stock relative
  to conversion of loans payable to
  related parties (note 2 (a) & (b))            702,466            --              --           709,466

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures (note 3)              581,211            --              --           584,211

Net loss                                           --        (3,372,323)           --        (3,372,323)
                                           ------------    ------------    ------------    ------------
Balance at December 31, 1998                 47,938,799     (44,828,390)       (950,264)      2,271,426

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures (note 3)            3,417,519            --              --         3,435,158

Issuance of comon stock relative
  to conversion of loans payable to
  related parties (note 2 (b))                  223,363            --              --           225,366

Issuance of common stock in lieu of
  payment of accounts payable                   187,233            --              --           189,184

Issuance of common stock pursuant
 to incentive stock option plan                  39,988            --              --            40,260

Issuance of common stock for
  payment of interest to investors               38,544            --              --            38,703

Issuance of preferred stock relative
  to conversion of loans payable to
  investors (note 4 (a))                        689,931            --              --           690,000

Issuance of stock subscription warrant
  for services (note 4 (d))                      27,000            --              --            27,000

Net loss                                           --        (3,996,828)           --        (3,996,828)
                                           ------------    ------------    ------------    ------------
Balance at December 31, 1999                 52,562,377     (48,825,218)       (950,264)      2,920,269

Issuance of common stock pursuant
 to incentive stock option plan                 143,619            --              --           144,937

Issuance of common stock for payment
 of dividends to investors (note 4 (a))          72,010            --              --            72,268

Issuance of common stock relative to
  conversion of preferred stock (note 2)           (990)           --              --              --

Issuance of preferred stock to
  investors (note 4 (a))                      1,624,963            --              --         1,625,000

Issuance of stock subscription warrant
  for services (note 4 (d))                      39,818            --              --            39,818

Preferred stock dividends (note 4 (a))          (72,589)           --              --           (72,589)

Accreted dividends                              996,283        (996,283)           --              --

Net loss                                           --        (1,827,648)           --        (1,827,648)
                                           ------------    ------------    ------------    ------------
Balance at December 31, 2000               $ 55,365,491    $(51,649,149)   $   (950,264)   $  2,902,055
                                           ============    ============    ============    ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                                                For the Years Ended December 31,
                                                                     -----------------------------------------------------
                                                                         2000                 1999                 1998
                                                                         ----                 ----                 ----
Cash flows from operating activities:
  Net loss                                                           $(1,827,648)         $(3,996,828)         $(3,372,323)
                                                                     -----------          -----------          -----------
  Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation                                                       339,818              341,290              462,128
      Amortization                                                       283,882              301,457              188,208
      Interest relative to conversion of Convertible
          Subordinated Debentures (note 3)                                  --              1,671,158              284,211
     Compensation expense relative to issue of
         Stock Subscription Warrants (note 4)                             39,818               27,000                 --
  Changes in operating assets and liabilities:
      Accounts receivable                                                318,204              169,094              (94,129)
      Inventory                                                          206,310              277,622              588,911
      Other current assets                                                33,078              (25,701)             (13,414)
      Accounts payable                                                   (55,306)              77,873             (114,096)
      Accrued interest                                                   145,979               61,327               20,738
      Accrued expenses                                                   (58,461)             135,329              (12,869)
                                                                     -----------          -----------          -----------
        Total adjustments                                              1,253,322            3,036,449            1,309,688
                                                                     -----------          -----------          -----------

      Net cash used by
      operating activities                                              (574,326)            (960,379)          (2,062,635)
                                                                     -----------          -----------          -----------

Cash flows from investing activities:
  Patents, software development and other                               (137,140)            (122,135)            (190,720)
  Additions to property and equipment                                   (111,773)            (206,466)            (273,713)
                                                                     -----------          -----------          -----------
      Net cash used by investing activities                             (248,913)            (328,601)            (464,433)
                                                                     -----------          -----------          -----------

Cash flows from financing activities:
  Issuance of common stock for cash                                      144,937               40,260            1,000,000
  Issuance of preferred stock for cash                                 1,600,000                 --                   --
  Proceeds of loans payable to related parties                           260,000              632,163            1,474,466
  Proceeds of loans payable to unrelated parties                            --                696,906                 --
                                                                     -----------          -----------          -----------
     Net cash provided by financing activities                         2,004,937            1,369,329            2,474,466
                                                                     -----------          -----------          -----------

    Increase (decrease) in cash and equivalents                        1,181,698               80,349              (52,602)
    Cash and equivalents, beginning of year                              263,073              182,724              235,326
                                                                     -----------          -----------          -----------
    Cash and equivalents, end of year                                $ 1,444,771          $   263,073          $   182,724
                                                                     ===========          ===========          ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                      $    10,530          $    10,530          $   188,854
                                                                     ===========          ===========          ===========

Non-cash items from financing activities:
  Conversion of loans and accrued interest payable
    to related parties into Common Stock (note 2)                    $      --            $   225,366          $   709,466
                                                                     ===========          ===========          ===========
  Conversion of accounts payable into
    Common Stock                                                     $    25,000          $   189,184          $      --
                                                                     ===========          ===========          ===========
  Conversion of accrued interest payable
    to investors into Common Stock                                   $      --            $    38,703          $      --
                                                                     ===========          ===========          ===========
  Conversion of loans payable to investors
    into Preferred Stock (note 4 (a))                                $      --            $   690,000          $      --
                                                                     ===========          ===========          ===========
  Issuance of common stock relative to conversion
     of Convertible Subordinated Debentures (note 3)                 $      --            $ 3,435,158          $   584,211
                                                                     ===========          ===========          ===========
  Conversion of dividends payable into
    Common Stock                                                     $    72,268          $      --            $      --
                                                                     ===========          ===========          ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations and Use of Estimates

     Howtek, Inc. (the "Company") designs, engineers, develops and manufactures digital image scanners, film digitizers and related software for applications in the medical imaging, prepress and photographic markets. The Company considers itself a single reportable business segment. The Company sells its products throughout the world through various distributors, resellers, systems integrators and OEMs. See Note 6 for geographical and major customer information.

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

     (b)  Inventory

     Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $1,509,000 and $934,000, respectively, for 2000 and raw material and finished goods of approximately $1,773,000 and $876,000, respectively, for 1999.

     (c)  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years).

     (d)  Debt Issuance Costs

     Debt issuance costs, related to the outstanding Convertible Subordinated Debentures, are being amortized over the 15-year term of the Debentures using the straight-line method. The debt issuance costs balances are presented net of accumulated amortization, which was $317,006 and $296,648 at December 31, 2000, and 1999, respectively.

                                  HOWTEK, INC.

(1)  Summary of Significant Accounting Policies (continued)

     (e)  Patents

     The costs for patents are being amortized over the estimated useful life of the respective assets using the straight-line method. The patents balances are presented net of accumulated amortization, which was $103,280 and $98,774 at December 31, 2000 and 1999, respectively.

     (f)  Software Development Costs

     Software development costs for application software and application software enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86). The Company capitalized $137,140, $122,135 and $190,720 of internally developed and externally purchased software costs during fiscal 2000, 1999 and 1998, respectively.

     The capitalized software balances are presented net of accumulated amortization, which was $743,515 and $484,498 at December 31, 2000, and 1999, respectively. Capitalized software costs are amortized using the straight-line method over their estimated economic life, principally 3 years, commencing when each product is available for general release.

     (g)  Revenue Recognition

     Revenues from product sales are recognized at the time the product is shipped.

     (h)  Cost of Sales

     Cost of sales consists of the costs of products purchased for resale, any associated inbound and outbound freight and duty, any costs associated with manufacturing, warehousing, material movement and inspection, amortization of any license rights, and amortization of capitalized software.

     (i)  Warranty Costs

     The Company's products are generally under warranty against defects in material and workmanship from a 90 to 730 day period, depending on the product. Warranty costs were not material in any period presented.

                                  HOWTEK, INC.

(1)  Summary of Significant Accounting Policies (continued)

     (j)  Engineering and Product Development

     These costs relate to research and development costs which are expensed as incurred, except for amounts related to software development costs incurred after the establishment of technological feasibility (see (f) above) which are capitalized.

     (k)  Net Loss Per Common Share

     Net loss per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". See Note 4 - Stockholders' Equity.

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

     (n)  Long Lived Assets

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

                                  HOWTEK, INC.

(1)  Summary of Significant Accounting Policies (continued)

     (o)  Stock-Based Compensation

     The Company has not adopted the optional fair value based method for accounting for employee stock compensation plans, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". See Note 4 -Stockholders' Equity.

     (p)  Advertising

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $134,000, $143,000 and
     $135,000, respectively.

     (q)  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 , as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

     In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN44 became effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN44 in Fiscal 2000 and it did not have a material effect on the Company's financial statements.

                                  HOWTEK, INC.

(1)  Summary of Significant Accounting Policies (continued)

     (q)  New Accounting Standards (continued)

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires the following to occur before the Company can recognize income: 1) Persuasive evidence of an arrangement exists, 2) Delivery has occurred or services have been rendered, 3) The price is fixed or determinable, 4) Collectibility is reasonably assured. SAB 101 has not had a material impact on the Company's balance sheet, statements of operations or cash flows.

(2)  Related Party Transactions

     a)   Loan Payable to Principal Stockholder

     The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000, of which $2,410,000 was available at December 31, 2000. The Loan Agreement expires January 4, 2002. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made. At December 31, 2000, $590,000 was outstanding under the Loan Agreement.

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

                                  HOWTEK, INC.

(2)  Related Party Transactions (continued)

     (a)  Loan Payable to Principal Stockholder (continued)

     The Company has Secured Demand Notes and Security Agreements (the "New Notes") owed to Mr. Robert Howard. Principal of these notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the New Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The New Notes currently bear interest at 12%. Payment of the New Notes is secured by a security interest in certain assets of the Company. As of December 31, 2000 and 1999, the Company owed $500,000 pursuant to the New Notes.

     During 1999 the Company borrowed, $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price for the 10 trading days preceding the day which each interest payment is due. The Promissory Notes entitles the payee to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of December 31, 2000, and 1999, the Company owed $310,000 pursuant to the Promissory Notes.

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

                                  HOWTEK, INC.

(2)  Related Party Transactions (continued)

     (b)  Loan Payable to Related Party (continued)

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

     (c)  Premises Lease and Other Expenses

     The Company conducts its operations in premises owned by Mr. Robert Howard, pursuant to a lease which expires September 30, 2001. As of December 31, 2000, future minimum lease payments under this lease are $58,875 for 2001. The Company is required to pay real estate taxes, provide insurance and maintain the premises.

     (d)  Related Party Sales

     During the years ended December 31, 2000 and 1999, the Company sold engineering services totaling $24,456 and $93,045, respectively, to Presstek, Inc., which Mr. Howard was the Chairman Emeritus of the Board through December 2000. There were no sales to Presstek, Inc. in 1998.

     (e)  Sales and Issues of Securities

     During 1998, Mr. Robert Howard and Dr. Lawrence Howard converted their Convertible Subordinated Debentures into Common Stock (see Note 3).

                                  HOWTEK, INC.

(2)  Related Party Transactions (continued)

     (e)  Sales and Issues of Securities (continued)

     In February 1999, the Company borrowed $30,000 from Mr. W. Scott Parr, the Company's President, Chief Executive Officer, pursuant to a Convertible Promissory Note (the "Promissory Note"). Principal on the Promissory Note was payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Note the Company agreed to pay interest at a fixed rate of 7% per annum, beginning on December 31, 1999 and each succeeding year during the terms hereof. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Note entitled the payee to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. On December 31, 1999, the Company consummated an agreement with Mr. Parr to convert the Promissory Note into shares of 7.0% Series A convertible preferred stock, par value $.01 per share, of the Company (the "Preferred Stock") and converted the interest accrued into shares of its common stock, par value $.01 per share (the "Common Stock"). (See also Note 4.)

(3)  Convertible Subordinated Debentures

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

                                  HOWTEK, INC.

(3)  Convertible Subordinated Debentures (continued)

     In the first quarter of 1999, Debentures in the principal amount of $1,764,000 were converted into 1,764,000 shares of Common Stock, at the conversion price of $1.00 per share. Interest expense and corresponding credit to additional paid-in capital of $1,671,158 was recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of SFAS No. 84. As of December 31, 2000 and 1999, the Company's outstanding balance on its Debentures, was $117,000.

(4)  Stockholders' Equity

     (a)  Preferred Stock

     On December 22, 1999 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The number of shares initially constituting the Series A Preferred Stock was 10,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series A Preferred Stock. The holders of the shares of Series A Preferred Stock shall vote together with the Common Stock as a single class on all actions to be voted on by the stockholders of the Company. Each share of Series A Preferred Stock shall entitle the holder thereof to such number of votes per share on each such action as shall equal the number of whole shares of Common Stock into which each share of Series A Preferred Stock is then convertible. The holders shall be entitled to notice of any stockholder's meeting in accordance with the By-Laws of the Company. Each share of Series A Preferred Stock, is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series A Preferred Stock being converted by $1.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series A Preferred Stock by paying cash equal to $100 per share together with any accrued and unpaid dividends (the "Redemption Price"). The Redemption Price shall be subject to appropriate adjustment by the Board of Directors of similar division of shares of Series A Preferred Stock or reverse split or similar combination of the Series A Preferred Stock. In the event the Company shall liquidate, dissolve or wind up, no distribution shall be made to the holders of shares of Common Stock unless, prior thereto the holders of shares of Series A Preferred Stock shall have received $100 per share (as

                                  HOWTEK, INC.

(4)  Stockholders' Equity (continued)

     (a)  Preferred Stock (continued)

     adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series A Preferred Stock, in preference to the holders of shares of Common Stock, shall be entitled to receive cumulative dividends of $7.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series A Preferred. Dividends shall be payable annually, in arrears, on the last day of December in each year, commencing December 31, 1999.

     On December 31, 1999, the Company consummated an agreement with all the unrelated parties and Mr. W. Scott Parr to convert $690,000 pursuant to Convertible Promissory Notes into 6,900 shares of Series A Preferred Stock, par value $.01 per share, of the Company.

     On April 12, 2000, the Company sold, in private transactions, a total of 2,250 shares of its 7% Series A convertible Preferred Stock ($.01 per share par value), at $100 per share, consisting of 1,000 shares to an unrelated party, 1,000 shares to Dr. Lawrence Howard, son of the Company's Chairman, Mr. Robert Howard, and 250 shares to Mr. W. Scott Parr, the Company's President, Chief Executive Officer, for gross proceeds of $225,000.

     On October 19, 2000 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The number of shares initially constituting the Series B Preferred Stock was 2,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series B Preferred Stock. The holders of the shares of Series B Preferred Stock shall vote together with the Common Stock as a single class on all actions to be voted on by the stockholders of the Company. Each share of Series B Preferred Stock shall entitle the holder thereof to such number of votes per share on each such action as shall equal the number of whole shares of Common Stock into which each share of Series B Preferred Stock is then convertible. The holders shall be entitled to notice of any stockholder's meeting in accordance with the By-Laws of the Company. Each share of Series B Preferred Stock, is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series B Preferred Stock being converted by $2.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar

                                  HOWTEK, INC.

(4)  Stockholders' Equity (continued)

     (a)  Preferred Stock (continued)

     combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series B Preferred Stock by paying cash equal to $1,000 per share together with any accrued and unpaid dividends (the "Redemption Price"). The Redemption Price shall be subject to appropriate adjustment by the Board of Directors of similar division of shares of Series B Preferred Stock or reverse split or similar combination of the Series B Preferred Stock. In the event the Company shall liquidate, dissolve or wind up, no distribution shall be made to the holders of shares of Common Stock unless, prior thereto, the holders of shares of Series B Preferred Stock shall have received $1,000 per share (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series B Preferred Stock, in preference to the holders of shares of Common Stock, shall be entitled to receive cumulative dividends of $70.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series B Preferred. Dividends shall be payable annually, in arrears, on the last day of December in each year, commencing December 31, 2000.

     In October 2000 the Company sold, in private transactions, a total of 1,400 shares of its 7% Series B Convertible Preferred Stock ($.01 per share par value), at $1,000 per share, consisting of 1,350 shares to unrelated parties, and 50 shares to Mr. W. Scott Parr, for gross proceeds of $1,400,000.

     The 1,400 shares of 7% Series B Convertible Redeemable Preferred Stock were issued with a conversion price below the Company's Common Stock quoted value and as a result accreted dividends of $996,283 were recorded and included in the net loss per share calculation.

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

                                  HOWTEK, INC.

(4)  Stockholders' Equity (continued)

     (b)  Stock Options (continued)

     Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," ("SFAS No.123") requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: no dividends paid; expected volatility of 76%; risk-free interest rates of 6.62%, and 5.96%; and expected lives of 4 and 5 years. The weighted-average assumptions used for grants in 1999 were: no dividends paid; expected volatility of 45.8%; risk-free interest rates of 5.79%, 5.88% and 5.99%; and expected lives from 3 to 5 years. The weighted-average assumptions used for grants in 1998 were: no dividends paid; expected volatility of 40%; risk-free interest rate of 5%; and expected lives of 5 years.

     Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     2000             1999             1998
                                                     ----             ----             ----

Net loss available to common shareholders
      As reported                                $(2,896,520)     $(3,996,828)     $(3,372,323)
      Pro forma                                  $(3,037,055)     $(4,101,278)     $(3,450,229)

Basic and diluted loss per share

      As reported                                $      (.22)     $      (.32)     $      (.33)
      Pro forma                                  $      (.23)     $      (.32)     $      (.34)

                                  HOWTEK, INC.

(4)  Stockholders' Equity (continued)

     (b)  Stock Options (continued)

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

(4)  Stockholders' Equity (continued)

     (b)  Stock Options (continued)

     A summary of stock option (incentive and non-qualifying) activity is as follows:

1993 STOCK OPTION PLAN & DIRECTOR INCENTIVE PLAN

                                        Option        Price range     Weighted
                                        Shares         per share       Average
                                      ------------------------------------------
Outstanding, January 1, 1998              555,785     $1.00-$1.81       $1.44
Granted                                   775,924     $1.00-$1.25       $1.08
Exercised                                   -0-            -0-            -0-
Cancelled                                (324,593)    $1.00-$1.81       $1.43
                                      ------------------------------------------
Outstanding, December 31, 1998          1,007,116     $1.00-$1.81       $1.27
Granted                                   505,922     $ .81-$1.13       $ .94
Exercised                                 (27,166)    $ .81-$1.72       $1.48
Cancelled                                (202,298)    $ .81-$1.81       $1.23
                                      ------------------------------------------
Outstanding, December 31, 1999          1,283,574     $ .81-$1.81       $1.22
Granted                                   401,179     $1.37-$1.75       $1.74
Exercised                                (131,822)    $ .81-$1.72       $1.10
Cancelled                                (127,442)    $ .81-$1.81       $1.15
                                      ------------------------------------------
Outstanding, December 31, 2000          1,425,489     $ .81-$1.81       $1.31
                                      ==========================================

Exercisable at year-end
                    1998                  409,793     $1.00-$1.72       $1.27
                    1999                  642,772     $ .81-$1.81       $1.21
                    2000                  678,417     $ .81-$1.81       $1.28

Available for future grants
                    2000                  204,741

The weighted-average fair value of options granted during the year was $1.15 per option for 2000, $0.42 per option for 1999 and $0.63 per option for 1998.

The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 2000 was 8.4 years.

                                  HOWTEK, INC.

(4)  Stockholders' Equity (continued)

     (c)  Earnings per Share

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. Conversion of the subordinated debentures and other convertible debt and preferred stock and assumed exercise of options and warrants are not included in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

     The following table summarizes the common stock equivalent of securities that were outstanding as of December 31, 2000, 1999 and 1998, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                    2000          1999          1998
                                                    ----          ----          ----
     Stock options                              1,425,489     1,283,574     1,007,116
     Stock warrants                                57,000        50,000          --
     Convertible Subordinated Debentures            6,158         6,158        99,000
     Convertible Revolving Promissory Note        393,607       294,399          --
     Convertible Promissory Note                  310,000       310,000          --
     Convertible Series A Preferred Stock         815,000          --            --
     Convertible Series B Preferred Stock         700,000          --            --

     (d)  Stock Subscription Warrants

     In December, 1999 the Company issued a common stock purchase warrant (the "Warrant") to the company (the "Manufacturer") responsible for the assembly of the Company's MultiRAD(TM) medical film digitizer, as part of its manufacturing agreement. The Warrant entitles the Manufacturer to purchase from the Company up to 50,000 shares of the Company's common stock at the price of $2.50 per share. The Manufacturer may exercise the Warrant at any time or from time to time on or prior to December 31, 2004. The Company estimated the fair value of the Warrant at the date of issue to be $54,000 using the Black-Scholes option-pricing model. Accordingly, the value of the Warrant was recorded as stock compensation expense over the period of the agreement. Stock compensation expense totaling $27,000 was recorded during 2000 and 1999.

     During 2000 the Company issued a common stock purchase warrant (the "New Warrant") to the company (the "Supplier") responsible for software
     development  of  certain  of  the  Company's  software,   as  part  of  its
     development agreement entered into in 2000. The Warrant entitles the Supplier to purchase from the Company up to 7,000 shares of the Company's common stock at the price of $3.00 per share. The Supplier may exercise the Warrant at any time or from time to time on or prior to February 28, 2005. The Company estimated the fair value of the Warrant at the date of issue to be $12,818 using the Black-Scholes option-pricing model. The value of the Warrant was recorded as stock compensation expense in 2000.

                                  HOWTEK, INC.

(5)  Income Taxes

     As a result of the 2000, 1999 and 1998 losses, no income tax expense was incurred for these years.

     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax liabilities (assets) are comprised of the following at December 31:


                                                   2000                1999
                                                   ----                ----

     Inventory (Section 263A)                 $   (105,000)       $   (133,000)
     Inventory reserves                           (123,000)            (68,000)
     Receivable reserves                           (87,000)            (51,000)
     Other accruals                                (18,000)            (19,000)
     Accumulated depreciation                      (14,000)              (--)
     Tax credits                                (2,317,000)         (2,506,000)
     NOL carryforward                          (15,232,000)        (15,630,000)
                                              ============        ============
       Gross deferred tax asset               $(17,896,000)       $(18,407,000)
                                              ============        ============
     Accumulated depreciation                        (--)               36,000

     Gross deferred tax liabilities                  (--)               36,000
     Net tax assets                           $(17,896,000)       $(18,371,000)
     Deferred tax assets valuation
       allowance                              $ 17,896,000        $ 18,371,000
                                              ============        ============

     Net deferred tax assets                  $          0        $          0
                                              ============        ============

     As of December 31, 2000, the Company has net operating loss carryforwards totaling approximately $44,800,000. The amount of the net operating loss carryforwards, which may be utilized in any future period, may be subject to certain limitations based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating loss expiration period:

                                  HOWTEK, INC.

(5)  Income Taxes (continued)

             Expiration date        Amount of remaining NOL
                  2001                       5,000,000
                  2002                       8,900,000
                  2003                       3,300,000
                  2004                       4,200,000
                  2005                       2,200,000
                  2006                       2,200,000
                  2007                         300,000
                  2008                         600,000
                  2009                         100,000
                  2010                       4,000,000
                  2011                       4,400,000
                  2012                       2,300,000
                  2018                       3,600,000
                  2019                       2,200,000
                  2020                       1,500,000

     In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,317,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2020.

(6)  Sales Information

     (a)  Geographic Information

     The Company's sales are made to U.S. distributors, dealers and to foreign distributors of computer and related products. Total export sales, which includes sales made to a U.S. based international distributor of computer and related products, were $3,243,000 or 42% of total sales in 2000, $740,000 or 11% of total sales in 1999 and $1,252,000 or 24% of total sales in 1998.

     With the addition of a new OEM customer, the Company's principal concentration of export sales was in Canada, which accounted for 71% of 2000 export sales. The Company's principal concentration of export sales had been in Europe with 41% of export sales in 1999 and 47% in 1998. The balance of the export sales was into the Far East, Mexico and Central America.

     As of December 31, 2000 and 1999 the Company had outstanding receivables of $601,000 and $133,000, respectively, from distributors of its products who are located outside of the United States.

                                  HOWTEK, INC.

(6)  Sales Information (continued)

     (c)  Major Customers

     During the year ended December 31, 2000, the Company had one major customer that operated as an OEM. For the year ended December 31, 1998 the Company had one major customer that operated as a U.S. based international distributor of computer and related products. In 1999, the Company's sales of its prepress and graphic arts products to its U.S. based international distributor continue to be adversely affected by the economic weakness in Asia. There were no major customers in 1999. The following represents the comparative sales and accounts receivable:

                                               2000                   1998
                                           Amount     %           Amount    %
                                           ------------           -----------
          Sales

          Customer 1                     $     --    --        $  572,836  11
          Customer 2                     $2,062,955  26        $     --    --

          Accounts Receivable
          Customer 1                     $     --              $   52,000
          Customer 2                     $  428,994            $     --

(7)  Commitments and Contingencies

     As of December 31, 2000, the Company had one lease obligation related to its facility. The lease obligation for 2001 is approximately $58,875. The Company's principal executive offices and research and development laboratory is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors pursuant to a lease which expires September 30, 2001. Rental expense for all leases for the years ended December 31, 2000, 1999 and 1998 was $78,500, $93,740 and $161,425, respectively.

                                  HOWTEK, INC.

(8)  Financial instruments

     The  carrying  amounts  of  financial   instruments,   including  cash  and
     equivalents, accounts receivable, accounts payable, accrued expenses, demand notes payable to related parties and convertible debentures and other convertible debt approximated fair value as of December 31, 2000 and 1999, due to either short maturity or terms similar to those available to similar companies in the open market.

(9)  Quarterly Financial Data (unaudited)

                                Net        Gross              Net        Loss
                               sales       profit            loss      per share
                               -----       ------            ----      ---------
     2000
     ----
     First quarter         $ 1,517,518   $ 352,557      $  (564,464)   $ (0.04)
     Second quarter        $ 1,957,638   $ 597,126      $  (257,501)   $ (0.02)
     Third quarter         $ 2,760,773   $ 783,229      $  (175,627)   $ (0.01)
     Fourth quarter        $ 1,557,588   $ 167,115      $  (830,056)   $ (0.14)

     1999
     ----
     First quarter         $ 1,561,133   $ 256,776      $(2,697,448)   $ (0.23)
     Second quarter        $ 1,902,608   $ 485,726      $  (343,708)   $ (0.03)
     Third quarter         $ 1,614,930   $ 438,474      $  (559,380)   $ (0.04)
     Fourth quarter        $ 1,584,559   $ 413,148      $  (396,292)   $ (0.02)

                                  HOWTEK, INC.

          Schedule II - Valuation and Qualifying Accounts and Reserves

               Col. A                   Col. B       Col. C         Col. D           Col. E
---------------------------------------------------------------------------------------------
                                      Balance at   Charged to                        Balance
                                      Beginning     Cost and                         at end
             Description               of Year      Expenses       Deductions        of Year
---------------------------------------------------------------------------------------------
Year End December 31, 2000:
 Allowance for Doubtful Accounts      $ 150,500     $ 105,499      $      -- (1)    $ 255,999
 Inventory Reserve                    $ 200,175     $ 289,370      $ 127,614 (2)    $ 361,931


Year End December 31, 1999:
 Allowance for Doubtful Accounts      $ 118,349     $ 281,312      $ 249,161 (1)    $ 150,500
 Inventory Reserve                    $ 101,553     $ 117,583      $  18,961 (2)    $ 200,175


Year End December 31, 1998:
 Allowance for Doubtful Accounts      $  70,000     $  53,064      $   4,715 (1)    $ 118,349
 Inventory Reserve                    $ 236,658     $  69,166      $ 204,271 (2)    $ 101,553

(1)  Represents the amount of accounts charged off.
(2)  Represents inventory written off and disposed of.

                                  EXHIBIT 10(b)

                                RENEWAL OF LEASE


     Effective October 1, 2000, the Indenture of Lease (the "Lease") dated October 1, 1984 between Robert Howard ("Lessor") and Howtek, Inc. ("Lessee"), of the premises located at 21 Park Avenue, Hudson, NH, is renewed for a term of one
(1) year at the base rent of $78,499.92, payable in twelve (12) monthly installments of $6,541.66. All other terms and conditions of the Lease remain in effect.


LESSOR                                      LESSEE
                                            HOWTEK, INC.

/s/ Robert Howard                           BY: /s/ W. Scott Parr
-------------------------                       -------------------------
ROBERT HOWARD                                   PRESIDENT

                                 EXHIBIT 10 (d)

                                 ADDENDUM NO. 13

                      REVOLVING LOAN AND SECURITY AGREEMENT

                  CONVERTIBLE REVOLVING CREDIT PROMISSORY NOTE

                             DATED OCTOBER 26, 1987



     For consideration given and received, Robert Howard and Howtek, Inc. hereby agree to extend the repayment date in Paragraph D of the above referenced Convertible Revolving Credit Promissory Note, as amended, (the "Note") from January 4, 2001 to January 4, 2002. Also the Note hereafter will be a maximum principal sum of Three Million Dollars ($3,000,000).

     Effective the 29th day of December 2000.



HOWTEK, INC.


By: /s/ W. Scott Parr                          /s/ Robert Howard
    -----------------------                    -----------------------
Title: President, CEO                          Robert Howard

                                  EXHIBIT 10(j)

                                  Howtek, Inc.
                           CERTIFICATE OF DESIGNATION
                                       OF
                    7.0% SERIES B CONVERTIBLE PREFERRED STOCK
                            SETTING FORTH THE POWERS,
                      PREFERENCES, RIGHTS, QUALIFICATIONS,
                         LIMITATIONS AND RESTRICTIONS OF
                         SUCH SERIES OF PREFERRED STOCK

                            -------------------------

     Pursuant to Section 151 of the General Corporation Law of the State of Delaware, Howtek, Inc. (the "Corporation"), a corporation organized and existing under the General Corporation Law of the State of Delaware, in accordance with the provisions of Section 103 thereof, DOES HEREBY CERTIFY:

     That pursuant to the authority of Directors of the Board of Directors of the Corporation by Article Fourth of the Certificate of Incorporation of the Corporation (the "Certificate of Incorporation"), and in accordance with the provisions of Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Corporation adopted the following resolution creating a series of preferred stock designated as 7.0% Series B Convertible Preferred Stock.

     RESOLVED that, pursuant to the authority vested in the Board of Directors of the Corporation in accordance with the General Corporation Law of the State of Delaware and the provisions of the Certificate of Incorporation, a series of the class of authorized Preferred Stock, liquidation preference $1,000 per share, of the Corporation is hereby created and that the designation and number of shares thereof and the voting powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations and restrictions thereof, are as follows:

          Designation, Number and Rank. (a) The shares of such series shall be designated "7.0% Series B Convertible Preferred Stock" (the "Series B Preferred Stock"). The number of shares initially constituting the Series B Preferred Stock shall be 2,000, par value $.01 per share, which number may be decreased (but not increased) by the Board of Directors without a vote of stockholders; provided, however, that such number may not be decreased below the number of then outstanding shares of Series B Preferred Stock.

          The Series B Preferred Stock shall, with respect to dividend rights and rights on liquidation, dissolution or winding up, be equivalent to the rights of the Company's 7% Series A Convertible Preferred Stock and pari passu to any other issue of preferred stock hereinafter created by the Corporation which does not expressly provide that it ranks either junior to or senior to the Series B Preferred Stock as to dividends, liquidation preference or otherwise and shall rank prior in right to the common stock, par value $.01 per share, of the Corporation (the "Common Stock").

          Dividends and Distributions. (a) The holders of shares of Series B Preferred Stock, in preference to the holders of shares of Common Stock and of any shares of other capital stock of the Corporation (other than shares of the 7% Series A Convertible Preferred Stock or any other issue of preferred stock hereinafter created by the Corporation unless the issue of preferred stock hereinafter created expressly provides that it ranks junior to or senior to the Series B Preferred Stock as to dividends and distributions), shall be entitled to receive, out of the assets of the Corporation legally available therefor, cumulative dividends of $70.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Corporation in the event of any stock split, dividend or similar division of shares of Series B Preferred Stock or reverse split or similar combination of the Series B Preferred Stock. Dividends shall be payable annually, in arrears, on the last day of December in each year, commencing December 31, 2000, provided, however, if any such date shall fall on a day other than a business day, then such payment shall, at the Corporation's option, be made on either the first business day preceding or the first business day following the date on which such payment shall have so fallen due.

               (b) Dividends payable pursuant to paragraph (a) of this Section 2 shall begin to accrue and be cumulative from the date of issuance, whether or not earned or declared. The amount of dividends so payable shall be determined on the basis of twelve 30-day months and a 360-day year. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series B Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series B Preferred Stock entitled to receive payment of a dividend declared hereon, which record date shall be no more than sixty days prior to the date fixed for the payment thereof.

          Dividends payable pursuant to paragraph (a) of this Section 2 shall be payable at the Corporation's option in either cash or in that number of shares of Common Stock determined by dividing the total amount of dividends due by the Fair Market Value of the Common Stock. For purposes of this paragraph (c) "Fair Market Value" shall mean the average of the closing sales price of the Common Stock as reported on Nasdaq (or such other exchange or quotation medium on which the Common Stock is then traded) for the ten (10) day trading period immediately preceding the record date for such dividend, or the payment date if no record date shall have been established. In the event of payment of interest in shares of Common Stock no fractional shares shall be issued but cash shall be paid in lieu of the issuance of the fractional share based upon the Fair Market Value of such fractional shares.

          No dividends or other cash distributions shall be paid or set apart for payment on any shares of Common Stock unless and until all accrued and unpaid dividends on the Series B Preferred Stock, including the full dividend for the then-current annual dividend period, shall have been paid or declared and set apart for payment.

          The holders of shares of Series B Preferred Stock shall not be entitled to receive any dividends or other distributions except as provided herein.

          Voting Rights. Except as provided in the Corporation's Certificate of Incorporation or By-Laws or as provided in the Delaware General Corporation Law, the Series B Preferred Stock shall have no voting rights.

          Redemption at the Option of the Corporation.

          Provided (i) the Corporation has not received a notice of conversion pursuant to Section 7 hereof and (ii) the closing sales prices of the Common Stock as reported by Nasdaq (or such other exchange or quotation medium on which the Common Stock is then traded) has been 125% or more of the then Conversion Rate (as hereinafter defined) for any five consecutive trading days (the "Trigger Period"), the Corporation may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series B Preferred Stock by paying in cash therefor a sum equal to $1,000 per share, together with any accrued and unpaid dividends thereon (the "Redemption Price"). Written notice of redemption may be given no more than twenty (20) days after the last day of the Trigger Period and shall be mailed, first class postage prepaid, to each holder of record (at the close of business on the business day next preceding the day on which notice is given) of the Series B Preferred Stock to be redeemed, at the address last shown on the records of the Corporation for such holder. Each such notice of redemption shall specify the date fixed for redemption, which date shall not be less than fifteen (15) days nor more than sixty (60) days after the date notice of redemption is first given, the redemption price, the place or places of payment, the then effective Conversion Rate (as hereinafter defined), that the right of holders of shares of Series B Preferred Stock being redeemed to exercise their conversion right shall terminate as to such shares at the close of business on the day that immediately precedes the date that is fixed for redemption (provided that no default by the Corporation in the payment of the applicable redemption price shall have occurred and be continuing), that payment will be made upon presentation and surrender of the shares of Series B Preferred Stock, that accrued but unpaid dividends to the date fixed for redemption (whether or not declared) will be paid on the date fixed for redemption, and that on and after the redemption date, dividends will cease to accrue on such shares.

          Any notice which is mailed as herein provided shall be conclusively presumed to have been duly given, whether or not the holder of the Series B Preferred Stock receives such notice; and failure to give such notice by mail, or any defect in such notice, to the holders of any shares designated for redemption shall not affect the validity of the proceedings for the redemption of any other shares of Series B Preferred Stock. On or after the date fixed for redemption as stated in such notice, each holder of the shares of Series B Preferred Stock shall surrender the certificate (or certificates) evidencing such shares to the Corporation at the place designated in such notice and shall thereupon be entitled to receive payment of the applicable Redemption Price. If, on the date fixed for redemption, funds necessary for the redemption shall be available therefor and shall have been irrevocably deposited or set aside, then, notwithstanding that the certificates evidencing any shares so called for redemption shall not have been surrendered, the dividends with respect to the shares so called shall cease to accrue after the date fixed for redemption, the shares shall no longer be deemed outstanding, the holders thereof shall cease to be stockholders, and all rights whatsoever with respect to the shares so called for redemption (except the right of the holders to receive the applicable Redemption Price, without interest, upon surrender of their certificates therefor) shall terminate. Any monies deposited by the Corporation pursuant to the foregoing provision and unclaimed at the end of one year from the date fixed for redemption shall, to the extent permitted by law, be returned to the Corporation, after which the holders of shares of Series B Preferred Stock so called for redemption shall look only to the Corporation for the payment thereof.

          Notwithstanding the provisions of paragraph (b) of this Section 5, no redemption of the Series B Preferred Stock may be made unless at the date fixed for redemption the shares of Common Stock that may be issued upon conversion of the Series B Preferred Stock have either been registered under the Securities Act of 1933 (the "Act") or may be publicly sold under either Rule 144 promulgated under the Act or another applicable exemption from registration under the Act.

          Reacquired Shares. Any shares of Series B Preferred Stock converted, redeemed, purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares of Series B Preferred Stock shall upon their cancellation, and, if required, upon the filing of an appropriate certificate with the Secretary of State of the State of Delaware, become authorized but unissued shares of Preferred Stock of the Corporation and may be reissued as part of another series of Preferred Stock of the Corporation.

          Liquidation, Dissolution or Winding Up.

          If the Corporation shall commence a voluntary case under the Federal bankruptcy laws or any other applicable Federal or state bankruptcy, insolvency or similar law, or consent to the entry of an order for relief in an involuntary case under such law or to the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or make an assignment for the benefit of its creditors, or admit in writing its inability to pay its debts generally as they become due, or if a decree or order for relief in respect of the Corporation shall be entered by a court having jurisdiction in the premises in an involuntary case under the Federal bankruptcy laws or any other applicable federal or state bankruptcy, insolvency or similar law, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and any such decree or order shall be unstayed and in effect for a period of 180 consecutive days and on account of any such event the Corporation shall liquidate, dissolve or wind up, or if the Corporation shall otherwise liquidate, dissolve or wind up, no distribution shall be made (i) to the holders of shares of Common Stock unless, prior thereto, the holders of shares of Series B Preferred Stock shall have received $1,000 with respect to each share (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared or accumulated but unpaid dividends on such shares.

          Neither the consolidation, merger or other business combination of the Corporation with or into any other entity nor the sale of all or substantially all the assets of the Corporation shall be deemed to be a liquidation, dissolution or winding up of the Corporation for purposes of this Section 6.

          Conversion. The holders of the Series B Preferred Stock shall have conversion rights as follows (the "Conversion Rights"):

          Right to Convert. Each share of Series B Preferred Stock, if not redeemed by the Corporation, is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of Series B Preferred Stock being converted by $2.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by the Board of Directors of the Corporation in the event of any stock split, dividend or similar division of the Common Stock, or the Series B Preferred Stock, as the case may be, or reverse split or similar combination of the Common Stock, or the Series B Preferred Stock, as the case may be, prior to conversion.

          Mechanics of Conversion. Before any holder of Series B Preferred Stock shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Corporation or of any transfer agent for the Series B Preferred Stock, and shall give written notice to the Corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. The Corporation shall, as soon as practicable thereafter, subject to the receipt by the Corporation from the converting holder of any representations or other documentation the Corporation may reasonably request in order to comply with the federal securities laws with respect to the issue of the Common Stock upon such conversion, to issue and deliver at such office to such holder of Series B Preferred Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series B Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.

          In case any shares of Series B Preferred Stock are to be redeemed pursuant to Section 4, such right of conversion shall cease and terminate as to the shares of Series B Preferred Stock to be redeemed at the close of business on the business day next preceding the date fixed for redemption unless the Corporation shall default in the payment of the Redemption Price.

          Upon conversion, the holder of shares of Series B Preferred Stock shall be entitled to receive, at the Corporation's option, in cash, or shares of Common Stock, any accrued and unpaid dividends on the shares of Series B Preferred Stock surrendered for conversion to the date of such conversion.

          Once the Corporation has received the written notice of the holder of the election to convert, the right of the Corporation to redeem such shares of Series B Preferred Stock shall terminate.

          The Corporation shall at all times reserve and keep available for issuance upon the conversion of the Series B Preferred Stock, such number of its authorized but unissued shares of Common Stock as will from time to time be sufficient to permit the conversion of all outstanding shares of Series B Preferred Stock, and shall take all action required to increase the authorized number of shares of Common Stock if necessary to permit the conversion of all outstanding shares of Series B Preferred Stock.

          Certain Covenants. Any registered holder of Series B Preferred Stock may proceed to protect and enforce its rights and the rights of such holders by any available remedy by proceeding at law or in equity to protect and enforce any such rights, whether for the specific enforcement of any provision in this Certificate of Designation or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

     IN WITNESS WHEREOF, a duly authorized officer of the Corporation has caused this Certificate to be duly executed on this 19th day of October, 2000.

                                            HOWTEK, INC.


                                            By: /s/ W. Scott Parr
                                               ----------------------------
                                            Name: W. Scott Parr
                                            Title: President

                                 EXHIBIT 23 (a)

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Howtek, Inc.
Hudson, New Hampshire


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-8 (No. 33-72534) and S-3 (No. 333-88867) of our report dated February 14, 2001, appearing in this Annual Report on Form 10-K of Howtek, Inc. for the year ended December 31, 2000. We also consent to the references to us under the caption "Experts" in the Prospectuses.


                                                   /s/ BDO SEIDMAN, LLP

Boston, Massachusetts
March 19, 2001