Form 10-Q
period 2001-03-31
HOWTEK INC
filed 2001-05-10
CIK 749660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

Commission file number 1-9341

                                  HOWTEK, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               02-0377419
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

21 Park Avenue, Hudson, New Hampshire                              03051
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

     As of the close of business on May 4, 2001 there were 13,625,789 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                          PAGE
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets as of March 31, 2001
          (unaudited) and December 31, 2000                                3

         Statements of Operations for the three
          month periods ended March 31, 2001 and
          2000 (unaudited)                                                 4

         Statements of Cash Flows for the three month periods
          ended March 31, 2001 and 2000 (unaudited)                        5

         Notes to Financial Statements (unaudited)                         6-7


Item 2   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    8-10

Item 3   Quantitative and Qualitative Disclosures about Market Risk        11


PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                  11


Signatures                                                                 12

                                  HOWTEK, INC.

                                 Balance Sheets

                                                         March 31, 2001    December 31, 2000
                                                         --------------    -----------------
                           Assets                          (unaudited)             (audited)
Current assets:
  Cash and equivalents                                   $    1,201,870     $       1,444,771
  Trade accounts receivable, net of allowance
    for doubtful accounts of $271,000 in 2001
    and $256,000 in 2000                                     1,349,409             1,082,783
  Inventory                                                  2,694,878             2,443,150
  Prepaid and other                                             52,878               111,312
                                                         --------------    -----------------
      Total current assets                                   5,299,035             5,082,016
                                                         --------------    -----------------

Property and equipment:
  Equipment                                                  2,878,171             2,843,818
  Leasehold improvements                                        41,721                36,821
  Motor vehicles                                                  --                   6,050
                                                         --------------    -----------------
                                                             2,919,892             2,886,689
  Less accumulated depreciation and amortization             2,451,945             2,398,553
                                                         --------------    -----------------
      Net property and equipment                               467,947               488,136
                                                         --------------    -----------------

Other assets:
  Software development costs, net                              326,525               350,550
  Debt issuance costs, net                                      12,724                16,965
  Patents, net                                                   7,135                 8,261
                                                         --------------    -----------------
      Total other assets                                       346,384               375,776
                                                         --------------    -----------------

      Total assets                                       $   6,113,366     $       5,945,928
                                                         =============     =================


            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                       $   1,685,917     $       1,096,174
  Accrued expenses                                             549,679               430,699
  Loans payable to related party                               500,000               500,000
  Convertible subordinated debentures                          117,000               117,000
                                                         --------------    -----------------
      Total current liabilities                              2,852,596             2,143,873

Loans payable to related party                                 900,000               900,000
                                                         --------------    -----------------
      Total liabilities                                      3,752,596             3,043,873
                                                         --------------    -----------------

Stockholders' equity:
  Convertible preferred stock, $.01 par value:
    authorized 1,000,000 shares; issued and outstanding
    9,550, with the aggregated liquidation value
    of $2,215,000 plus 7% annual dividend                           96                    96
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 13,693,665 in 2001
    and 13,588,126 shares in 2000; outstanding
    13,625,789 in 2001 and 13,520,250 shares in 2000           136,936               135,881
  Additional paid-in capital                                55,462,742            55,365,491
  Accumulated deficit                                      (52,288,740)          (51,649,149)
  Treasury stock, at cost (67,876 shares)                     (950,264)             (950,264)
                                                         --------------    -----------------
      Total stockholders' equity                             2,360,770             2,902,055
                                                         --------------    -----------------

      Total liabilities and stockholders' equity         $   6,113,366     $       5,945,928
                                                         =============     =================

See accompanying notes to financial statements

                                  HOWTEK, INC.

                            Statements of Operations


                                                   Three Months    Three Months
                                                  March 31, 2001  March 31, 2000
                                                   ------------    ------------
                                                   (unaudited)     (unaudited)



Sales                                              $  1,513,604    $  1,517,518
Cost of sales                                         1,121,463       1,164,961
                                                   ------------    ------------
Gross margin                                            392,141         352,557
                                                   ------------    ------------
Operating expenses:
  Engineering and product development                   163,976         209,903
  General and administrative                            306,311         289,250
  Marketing and sales                                   538,065         383,655
                                                   ------------    ------------
      Total operating expenses                        1,008,352         882,808

                                                   ------------    ------------
Loss from operations                                   (616,211)       (530,251)

Interest expense - net                                   23,380          34,213
                                                   ------------    ------------

Net loss                                               (639,591)       (564,464)

Preferred dividend                                       38,762          12,209

                                                   ------------    ------------
Net loss available to common stockholders          $   (678,353)   $   (576,673)
                                                   ============    ============

Net loss per share
     Basic and diluted                             $      (0.05)   $      (0.04)

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                               13,564,355      13,266,484

See accompanying notes to financial statements

                                          HOWTEK, INC.

                                    Statements of Cash Flows


                                                       Three Months      Three Months
                                                      March 31, 2001    March 31, 2000
                                                      --------------    --------------
                                                        (unaudited)      (unaudited)
Cash flows from operating activities:
  Net loss                                             $  (639,591)       $(564,464)
                                                       -----------        ---------
  Adjustments to reconcile net loss to net
     cash used for operating activities:
  Depreciation                                              53,392           81,236
  Amortization                                              62,367           75,216
  Compensation expense related to issue of
      stock subscription warrants                             --             27,000
 Changes in operating assets and liabilities:
    Accounts receivable                                   (266,626)          (5,855)
    Inventory                                             (251,728)         255,690
    Other current assets                                    58,434         (114,501)
    Accounts payable                                       589,743          (63,576)
    Accrued expenses                                        80,218           41,262
                                                       -----------        ---------
      Total adjustments                                    325,800          296,472
                                                       -----------        ---------

      Net cash used for operating activities              (313,791)        (267,992)
                                                       -----------        ---------

Cash flows from investing activities:
  Additions to patents, software development and other     (32,975)         (28,077)
  Additions to property and equipment                      (33,203)         (16,432)
                                                       -----------        ---------
      Net cash used for investing activities               (66,178)         (44,509)
                                                       -----------        ---------

Cash flows from financing activities:
  Issuance of common stock for cash                        137,068            9,631
  Proceeds of loan payable to principal stockholders          --            160,000
                                                       -----------        ---------
      Net cash provided by financing activities            137,068          169,631
                                                       -----------        ---------

    Decrease in cash and equivalents                      (242,901)        (142,870)
    Cash and equivalents, beginning of period            1,444,771          263,073
                                                       -----------        ---------
    Cash and equivalents, end of period                $ 1,201,870        $ 120,203
                                                       ===========        =========

Supplemental disclosure of cash flow information:
  Interest paid                                        $      --          $    --
                                                       ===========        =========

See accompanying notes to financial statements

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                 March 31, 2001


(1)  Accounting Policies

     In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Howtek, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.


(2)  Loan Payable to Related Party

     The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made. At March 31, 2001, $590,000 was outstanding under the Loan Agreement. The Company had $2,410,000 available for future borrowings.

     The Company has Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of March 31, 2001, the Company owed $500,000 pursuant to the Notes.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                 March 31, 2001


(2)  Loan Payable to Related Party (continued)

     During 1999 the Company borrowed $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of March 31, 2001, the Company owed $310,000 pursuant to the Promissory Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence of products, competition, and other risks detailed in Howtek's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


Results of Operations


Quarter Ended March 31, 2001 compared to Quarter Ended March 31, 2000

Sales. Sales for the three months ended March 31, 2001 were $1,513,604, compared with sales of $1,517,518 for the quarter ended March 31, 2000. The Company continues to emphasize its medical business opportunities. Sales of the Company's medical imaging products increased 49%, from $363,773 in the quarter ended March 31, 2000 to $540,905 in the quarter ended March 31, 2001. The Company's medical distribution channels have continued to increase, offering access to more prospects in more application areas. The Company expects that its investment in supporting its customers in the area of computer assisted diagnosis of breast cancer, and other medical conditions, will produce increasing sales through future periods.

In addition, the Company is anticipating late second quarter or early third quarter release of its new FilmFunnel(TM) system, which couples Howtek digitizers with media-burning and portable MyLivingRecord(TM) image viewing solutions. The Company believes that these products will offer film libraries, radiology departments and individuals a cost-effective approach to the duplication, distribution and personal retention of medical images. Beta testing of this system is expected to begin in May, and the Company has already received its first order. FilmFunnel systems are expected to contribute higher per sale revenues and margins than current digitizer sales, while MyLivingRecord media component increases the potential for recurring, consumables revenue. The Company has also begun to research application of its FilmFunnel system to Equine and related veterinary markets with positive initial responses. The Company expects to conduct trial marketing in this area during the second and third quarter of this year. The Company also expects that sales and margins in its medical business will continue to increase through the year.

Increases in medical product sales and contributions from the Company's new FotoFunnel product line offset reduced prepress sales during the quarter ended March 31, 2001. Sales of the Company's prepress and graphic arts products decreased 57%, from $819,141 in the first quarter of 2000 to $351,274 for the comparable period in 2001. The Company's new FotoFunnel batch photographic print scanner, introduced during 2000, contributed sales of $392,072 in the first quarter of 2001 compared to sales of $12,500 during the comparable period in 2000.

The Company expects its new FotoFunnel product line to be the fastest growing part of its business in 2001. Taking advantage of its growing experience in the retail market, the Company expects to release a new, point-of-sale system during the second quarter of this year that will allow the retailer to unload memory media from digital cameras and burn these digital images to Howtek's Share the Smiles(TM) CD, which includes a portable consumer picture viewer. The Company expects to release this product in software only and in Digital Camera Docking Station configuration for a complete, self-contained flash memory to CD burning station. Each station will be fully upgradeable to the FotoFunnel photo print station. The Company also expects this new product to contribute to Howtek's Share the Smiles media sales.

The Company's primary OEM channel for FotoFunnel distribution has until recently been focused, with disappointing results, on Internet-driven systems. Howtek recently announced a worldwide distribution agreement with Noritsu Koki, Co., Ltd. Through its subsidiaries, Noritsu will support localization, marketing and integration of Howtek scanners for use with Noritsu Quick Service System photo paper processors to provide a simple, cost-effective photo processing and digital imaging solution to individual photo labs, professional studios and mass market chains. Noritsu, which announced the first 45-minute color film processing and printing system in 1979, currently sells, services and supports its products in over 180 countries.

Gross Margins. Gross margins for the three month period ended March 31, 2001 increased to 26% from 23% in the comparable period in 2000. Gross margins improved as a result of reduced production overhead and indirect production expenses, associated with the Company's continuing overhead and expense control measures, increased sale of higher margin medical digitizers into the market for computer assisted diagnosis of breast cancer, and increased sales of FotoFunnel products through channels that have higher margins than the Company's original OEM channel.

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2001 decreased 22% from $209,903 in 2000 to $163,976 in 2001. The decrease in engineering and product development costs resulted primarily from reductions in manpower. The Company expects to continue to increase its utilization of outside and contract engineering resources as it deems appropriate. The Company expects engineering and product development costs to increase in absolute terms in 2001, while declining as a percentage of overall sales.

General and Administrative. General and administrative expenses in the three month period ended March 31, 2001 increased slightly from $289,250 in 2000 to $306,311 in 2001. The Company expects general and administrative expenses to remain relatively constant during the balance of 2001, as a percentage of sales.

Marketing and Sales Expenses. Marketing and sales expenses in the three month period ended March 31, 2001 increased 40% from $383,655 in 2000 to $538,065 in 2001. This increase results primarily from increases in personnel, advertising, trade show and promotional expenses related to medical and FotoFunnel products. The Company expects marketing and sales expenses to increase in 2001 compared to 2000.

Interest Expense. Net interest expense for the three month period ended March 31, 2001 decreased to $23,380 from $34,213 in 2000. This decrease is due primarily to the increase in interest income related to higher cash balances which were a result of the funds raised from the sale of securities in the fourth quarter of 2000.

As a result of the foregoing, the Company recorded a net loss of $639,591 or $0.05 per share for the three month period ended March 31, 2001 on sales of $1,513,604 compared to a net loss of $564,464 or $0.04 per share from the same period in 2000 on sales of $1,517,518.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, Mr. Robert Howard, of which $2,410,000 was available at March 31, 2001.

At March 31, 2001 the Company had current assets of $5,299,035, current liabilities of $2,852,596 and working capital of $2,446,439. The ratio of current assets to current liabilities was 1.9:1

The Company has Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these Notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of March 31, 2001, the Company owed $500,000 pursuant to the Notes.

During 1999 the Company borrowed, $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of March 31, 2001, the Company owed $310,000 pursuant to the Promissory Notes.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.


PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Howtek, Inc.
                                  -----------------------------------
                                                (Company)



Date:    May 10, 2001             By: /s/ W. Scott Parr
    ---------------------------     -------------------------------------
                                      W. Scott Parr
                                      President, Chief Executive Officer,
                                      Director


Date:    May 10, 2001             By: /s/ Annette L. Heroux
    ---------------------------     -------------------------------------
                                      Annette L. Heroux
                                      Vice President Finance,
                                      Chief Financial Officer