Form 10-Q
period 2001-06-30
HOWTEK INC
filed 2001-08-10
CIK 749660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES |X| NO |_| .

     As of the close of business on August 3, 2001 there were 14,003,662 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                            PAGE
PART I    FINANCIAL INFORMATION

 Item 1   Financial Statements

          Balance Sheets as of June 30, 2001
           (unaudited) and December 31, 2000                                3

          Statements of Operations for the three month periods ended
           June 30, 2001 and 2000 and for the six month periods ended
           June 30, 2001 and 2000 (unaudited)                               4

          Statements of Cash Flows for the six month periods
           ended June 30, 2001 and 2000 (unaudited)                         5

          Notes to Financial Statements (unaudited)                         6-7

 Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8-11

 Item 3   Quantitative and Qualitative Disclosures about Market Risk        11

PART II  OTHER INFORMATION

 Item 2.  Sale of Securities and Use of Proceeds                            12

 Item 6   Exhibits and Reports on Form 8-K                                  12

 Signatures                                                                 13

                                  HOWTEK, INC.

                                 Balance Sheets

                                                           June 30, 2001  December 31, 2000
                                                           -------------  -----------------
                          Assets                             (unaudited)       (audited)
Current assets:
  Cash and equivalents                                      $    718,744    $  1,444,771
  Trade accounts receivable, net of allowance
    for doubtful accounts of $247,000 in 2001
    and $256,000 in 2000                                         666,738       1,082,783
  Inventory                                                    3,010,350       2,443,150
  Prepaid and other                                               54,197         111,312
                                                            ------------    ------------
      Total current assets                                     4,450,029       5,082,016
                                                            ------------    ------------

Property and equipment:
  Equipment                                                    2,900,470       2,843,818
  Leasehold improvements                                          41,721          36,821
  Motor vehicles                                                    --             6,050
                                                            ------------    ------------
                                                               2,942,191       2,886,689
  Less accumulated depreciation and amortization               2,513,000       2,398,553
                                                            ------------    ------------
      Net property and equipment                                 429,191         488,136
                                                            ------------    ------------

Other assets:
  Software development costs, net                                319,525         350,550
  Debt issuance costs, net                                         8,483          16,965
  Patents, net                                                     6,008           8,261
                                                            ------------    ------------
      Total other assets                                         334,016         375,776
                                                            ------------    ------------

      Total assets                                          $  5,213,236    $  5,945,928
                                                            ============    ============

           Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                          $  1,553,261    $  1,096,174
  Accrued expenses                                               611,082         430,699
  Loans payable to related party                                 500,000         500,000
  Convertible subordinated debentures                            117,000         117,000
                                                            ------------    ------------
      Total current liabilities                                2,781,343       2,143,873

Loans payable to related party                                   390,000         900,000
                                                            ------------    ------------
      Total liabilities                                        3,171,343       3,043,873
                                                            ------------    ------------

Stockholders' equity:
  Convertible preferred stock, $.01 par value: authorized
    1,000,000 shares; issued and outstanding
    9,550, with the aggregated liquidation value
    of $2,215,000 plus 7% annual dividend                             96              96
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 14,070,372 in 2001
    and 13,588,126 shares in 2000; outstanding
    14,002,496 in 2001 and 13,520,250 shares in 2000             140,703         135,881
  Additional paid-in capital                                  55,938,041      55,365,491
  Accumulated deficit                                        (53,086,683)    (51,649,149)
  Treasury stock, at cost (67,876 shares)                       (950,264)       (950,264)
                                                            ------------    ------------
      Total stockholders' equity                               2,041,893       2,902,055
                                                            ------------    ------------

      Total liabilities and stockholders' equity            $  5,213,236    $  5,945,928
                                                            ============    ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                    Three Months                      Six Months
                                                       June 30,                        June 30,
                                            ----------------------------    ----------------------------
                                                2001            2000            2001            2000
                                                     (unaudited)                     (unaudited)
Sales                                       $    932,160    $  1,957,638    $  2,445,764    $  3,475,156
Cost of Sales                                    785,533       1,360,512       1,906,996       2,525,473
                                            ------------    ------------    ------------    ------------
Gross Margin                                     146,627         597,126         538,768         949,683
                                            ------------    ------------    ------------    ------------
Operating expenses:
  Engineering and product development            198,888         150,760         362,864         360,663
  General and administrative                     287,828         266,796         594,139         556,046
  Marketing and sales                            427,818         398,266         965,883         781,921
                                            ------------    ------------    ------------    ------------
      Total operating expenses                   914,534         815,822       1,922,886       1,698,630

                                            ------------    ------------    ------------    ------------
Loss from operations                            (767,907)       (218,696)     (1,384,118)       (748,947)

Interest expense - net                            30,036          38,805          53,416          73,018
                                            ------------    ------------    ------------    ------------

Net loss                                    $   (797,943)   $   (257,501)   $ (1,437,534)   $   (821,965)

Preferred dividend                                39,193          14,407          77,956          26,616

                                            ------------    ------------    ------------    ------------
Net loss available to common shareholders   $   (837,136)   $   (271,908)   $ (1,515,490)   $   (848,581)
                                            ============    ============    ============    ============

Net loss per share
     Basic and diluted                      $      (0.06)   $      (0.02)   $      (0.11)   $      (0.06)

Weighted average number of shares used
  in computing earnings per share
     Basic and diluted                        13,631,198      13,343,952      13,597,861      13,305,218

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                     Six Months     Six Months
                                                   June 30, 2001  June 30, 2000
                                                   -------------  -------------
                                                    (unaudited)    (unaudited)

Cash flows from operating activities:
  Net loss                                          $(1,437,534)   $  (821,965)
                                                    -----------    -----------
  Adjustments to reconcile net loss
  to net cash used for operating activities:
  Depreciation                                          114,447        164,998
  Amortization                                          124,735        150,432
  Compensation expense related to issue of
     Stock Subscription Warrants                             --         27,000
Changes in operating assets and liabilities:
    Accounts receivable                                 416,045       (520,078)
    Inventory                                          (567,200)        91,920
    Other current assets                                 57,115        (26,070)
    Accounts payable                                    457,087        398,073
    Accrued expenses                                    102,427         96,994
                                                    -----------    -----------
      Total adjustments                                 704,656        383,269
                                                    -----------    -----------

      Net cash used for  operating activities          (732,878)      (438,696)
                                                    -----------    -----------

Cash flows from investing activities:
  Patents, software development and other               (82,975)       (56,302)
  Additions to property and equipment                   (55,502)       (60,569)
                                                    -----------    -----------
      Net cash used for investing activities           (138,477)      (116,871)
                                                    -----------    -----------

Cash flows from financing activities:
  Issuance of common stock for cash                     145,328          9,632
  Issuance of preferred stock for cash                       --        200,000
  Proceeds of loan from related parties                      --        260,000
                                                    -----------    -----------
      Net cash provided by financing activities         145,328        469,632
                                                    -----------    -----------

    Decrease in cash and equivalents                   (726,027)       (85,935)
    Cash and equivalents, beginning of period         1,444,771        263,073
                                                    -----------    -----------
    Cash and equivalents, end of period             $   718,744    $   177,138
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                     $     5,265    $     5,265
                                                    ===========    ===========

During the six months ended June 30, 2000, $25,000 of accrued expenses were converted to preferred stock of the Company.

During the six months ended June 30, 2001, $510,000 of loans payable to related parties were converted to common stock of the Company

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                  June 30, 2001

(1)  Accounting Policies

     In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Howtek, Inc.'s ("Howtek" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

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

     In June 2001, Mr. Howard converted $510,000 of the Convertible Note into 369,903 shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock"). At June 30, 2001, $80,000 was outstanding under the Loan Agreement. The Company had $2,920,000 available for future borrowings.

     The Company has debt evidenced by Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these Notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of June 30, 2001, the Company owed Mr. Howard $500,000 pursuant to the Notes.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                                  June 30, 2001

(2)  Loan Payable to Related Party (continued)

     During 1999 the Company borrowed $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of June 30, 2001, the Company owed $310,000 pursuant to the Promissory Notes.

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

Results of Operations

Quarter Ended June 30, 2001 compared to Quarter Ended June 30, 2000 and Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

Sales. Sales for the three months ended June 30, 2001 were $932,160, compared with sales of $1,957,638 for the quarter ended June 30, 2000. Sales for the six months ended June 30, 2001 were $2,445,764, compared with sales of $3,475,156 for the comparable period in 2000. Results for the quarter ended June 30, 2001 reflects the Company's strategic decision to withdraw from declining prepress and graphic arts markets to concentrate on greater business opportunities in medical and photographic imaging and digitization markets. As expected, sales of the Company's prepress and graphic arts products, including related maintenance and repair services, decreased by $950,173, from $1,197,170 in the second quarter of 2000 to $246,997 in the comparable period in 2001, and decreased by $1,510,792, from $2,338,415 to $827,623 for the six months ended June 30, 2000 and 2001, respectively.

The Company continues to emphasize its medical and photographic business opportunities, while managing the decline in it's traditional graphic arts business. Sales of the Company's medical imaging products decreased slightly from $627,858 in the quarter ended June 30, 2000 to $512,964 in the quarter ended June 30, 2001, due primarily to the timing of expected to be regular, multiple-unit orders from its medical OEM customers. Medical sales increased to $1,053,869 for the six months ended June 30, 2001 from $991,631 for the comparable period in 2000.

Howtek's medical product sales are made primarily to the Company's respective "integration partners" or resellers, which add software and other components to Howtek's products to provide full medical imaging solutions to their customers. The Company believes that there has been a significant softening in the telemedicine and large-scale Picture Archiving and Communication System (PACS) segments of the medical marketplace, as customer purchases are being deferred or reconsidered as a result of what is perceived to be an increasing overall softness in the economy. To address this the Company has increased the number of resellers offering the Howtek digitizers into the softening telemedicine and large-scale PACS markets. The increases in resellers are expected to contribute to increased sales of medical products in future periods.

The Company has made a significant investment in time and resources in developing and supporting OEM customers using its digitizers in computer assisted diagnosis of breast cancer systems and applications. Products offered by two of the Company's OEM customers are in the final stage of review by the FDA. If approved, sales in the United States can commence, with significant immediate benefits anticipated for Howtek.

Howtek has also commenced field testing of its new FilmFunnel(TM) and ImageFunnel(TM) systems, which couple Howtek digitizers with media-burning and its portable MyLivingRecord(TM) image viewing solutions. The Company expects that these will offer film libraries, radiology departments and individuals, a cost-effective approach to the duplication, distribution and personal retention of medical images. FilmFunnel and ImageFunnel systems are expected to contribute higher per sales revenues and margins than current digitizer sales, while the MyLivingRecord media component creates the potential for recurring, consumables revenues.

Sales of the Company's FotoFunnel(TM) photo print scanning system increased from $132,610 in the quarter ended June 30, 2000 to $172,199 for the quarter ended June 30, 2001, and increased $419,161 from $145,110 to $564,271 for the six months ended June 30, 2000 and 2001, respectively. At the end of the first quarter of 2001 the Company described its new FotoFunnel product line as having the potential to be the fastest growing part of its business during 2001, noting that purchase decisions by large retail accounts, critical to achieving the Company's growth objectives, had been delayed by changing views of the Internet as a factor in retail photo finishing. The Company is now seeing such large accounts resume the purchasing process, and Howtek FotoFunnel products are currently in use by several large retail accounts to determine or confirm the applicability of Howtek's products to the customer's photo finishing systems requirements.

Promotion of Howtek products to large retail purchasers increased during the second quarter 2001, domestically and internationally, through the Company's growing OEM reseller base, which currently includes Gretag Imaging, Noritsu Koki, Co., Inc, Noritsu America Corporation, and a leading photo minilab and consumables manufacturer with which the Company has recently concluded an OEM agreement. Noritsu America has made the Howtek FotoFunnel a part of its new Digital Print Station product and is now broadly promoting this product in the United States. Noritsu is also introducing this product on an international basis.

Additionally, the Company recently introduced its new FlashFunnel System(TM) providing photofinishers and other retailers with the ability to offer fast, on-site Compact Disc (CD), digital image file and reprint production from digital camera memory and other sources. The FlashFunnel is available as a very compact turnkey solution, including a digital camera memory reader and flat panel display or in a software only version. Howtek believes that its new FlashFunnel is an important product introduction, expanding its retail, large account and OEM opportunities, in some cases beyond traditional photographic markets.

Gross Margins. Gross margins for the three and six month periods ended June 30, 2001 decreased to 16% and 22%, respectively, from 31% and 27%, respectively, in the comparable periods in 2000. This decrease results from a reduction in sales without a corresponding reduction in production overhead and indirect production expenses. The Company anticipates a decrease in overhead and indirect production expenses in future quarters, as it continues its cost reduction efforts. The Company expects margins to improve as a result of anticipated increases in sales of higher margin medical digitizers and FotoFunnel products over the next several quarters.

Engineering and Product Development. Engineering and product development costs for the three month period ended June 30, 2001 increased 32% from $150,760 in 2000 to $198,888 in 2001. Engineering and product development costs for the six month period ended June 30, 2001 increased slightly from $360,663 in 2000 to $362,864 in 2001. This increase resulted primarily from an increase in regulatory expenses associated with product retesting for compliance to a new European electrical emissions requirement and an increase in outside engineering resources. The Company expects to continue to increase its utilization of outside and contract engineering resources as it deems appropriate. The Company expects engineering and product development costs to increase in absolute terms in 2001, while declining as a percentage of overall sales.

General and Administrative. General and administrative expenses in the three and six month periods ended June 30, 2001 increased slightly from $266,796 and $556,046 in 2000 to $287,828 and $594,139 in 2001. The Company expects general and administrative expenses to remain relatively constant during the balance of 2001, as a percentage of sales.

Marketing and Sales Expenses. Marketing and sales expenses in the three month period ended June 30, 2001 increased slightly from $398,266 in 2000 to $427,818 in 2001. Marketing and sales expenses for the six month period ended June 30, 2001 increased 24% from $781,921 in 2000 to $965,883 for the comparable period in 2001. During the second quarter of 2001, the Company significantly reduced expenses related to its traditional graphic art business. The increase in marketing and sales expenses resulted primarily from increases in advertising, trade show and promotional expenses related to medical and FotoFunnel products. The Company expects marketing and sales expenses to increase in 2001 compared to 2000.

Interest Expense. Net interest expense for the three and six month periods ended June 30, 2001 decreased to $30,036 and $53,416 in 2001, from $38,805 and $73,018 in 2000. This decrease is due primarily to the increase in interest income related to higher cash balances which were a result of the funds raised from the sale of securities in the fourth quarter of 2000.

As a result of the foregoing, the Company recorded a net loss of $797,943 or $0.06 per share for the three month period ended June 30, 2001 on sales of $932,160 compared to a net loss of $257,501 or $0.02 per share from the same period in 2000 on sales of $1,957,638. The loss for the six months ended June 30, 2001 was $1,437,534 or $0.11 per share on sales of $2,445,764 compared with $821,965 or $0.06 per share on sales of $3,475,156 for the six months ended June 30, 2000.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, Mr. Robert Howard, of which $2,920,000 was available at June 30, 2001.

At June 30, 2001 the Company had current assets of $4,450,029, current liabilities of $2,781,343 and working capital of $1,668,686. The ratio of current assets to current liabilities was 1.6:1.

The Company has debt evidenced by Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of June 30, 2001, the Company owed Mr. Howard $500,000 pursuant to the Notes.

During 1999 the Company borrowed $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. As of June 30, 2001, the Company owed $310,000 pursuant to the Promissory Notes.

In June 2001, Mr. Howard converted $510,000 of the Convertible Note into 369,903 shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock"). At June 30, 2001, $80,000 was outstanding under the Loan Agreement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

PART II  OTHER INFORMATION

Item 2.  Sale of Securities and Use of Proceeds

In June 2001, Mr. Robert Howard converted $510,000 of the Convertible Note into 369,903 shares of restricted common stock of the Company. These shares of common stock were issued pursuant to the exemption from registration provided by
Section 3(a)(9) of the Securities Act of 1933.

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

                                                        Howtek, Inc.
                                            ------------------------------------
                                                         (Company)

Date: August 10, 2001                   By: /s/ W. Scott Parr
      ----------------------                ------------------------------------
                                            W. Scott Parr
                                            President, Chief Executive Officer,
                                            Director

Date: August 10, 2001                   By: /s/ Annette L. Heroux
      ----------------------                ------------------------------------
                                            Annette L. Heroux
                                            Vice President Finance,
                                            Chief Financial Officer