Form 10-Q
period 2001-09-30
HOWTEK INC
filed 2001-11-13
CIK 749660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------   -------------------

Commission file number 1-9341

                                  HOWTEK, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      02-0377419
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

21 Park Avenue, Hudson, New Hampshire                                   03051
(Address of principal executive offices)                              (Zip Code)

                                 (603) 882-5200
              (Registrant's telephone number, including area code)

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO . --- ---

     As of the close of business on November 9, 2001 there were 14,568,900 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                         PAGE
PART I   FINANCIAL INFORMATION

  Item 1 Financial Statements

         Balance Sheets as of September 30, 2001
         (unaudited) and December 31, 2000                                    3

         Statements of Operations for the three month periods ended September 30, 2001 and 2000 and for the nine month periods
         ended September 30, 2001 and 2000 (unaudited)                        4

         Statements of Cash Flows for the nine month periods
         ended September 30, 2001 and 2000 (unaudited)                        5

         Notes to Financial Statements (unaudited)                          6-7

  Item 2 Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8-11

  Item 3 Quantitative and Qualitative Disclosures about Market Risk          11



PART II  OTHER INFORMATION

  Item 2     Sale of Securities and Use of Proceeds                          12

  Item 4     Submission of Matters to a Vote of Security Holders          12-13

  Item 6     Exhibits and Reports on Form 8-K                                13



  Signatures                                                                 14

                                  HOWTEK, INC.

                                 Balance Sheets

                                                                September 30, 2001      December 31, 2000
                                                               --------------------    --------------------
                         Assets                                    (unaudited)              (audited)
Current assets:
  Cash and equivalents                                             $    257,040           $  1,444,771
  Trade accounts receivable, net of allowance
    for doubtful accounts of $225,000 in 2001
    and $256,000 in 2000                                              1,018,038              1,082,783
  Inventory                                                           2,932,462              2,443,150
  Prepaid and other                                                      48,580                111,312
                                                                   ------------           ------------
      Total current assets                                            4,256,120              5,082,016
                                                                   ------------           ------------

Property and equipment:
  Equipment                                                           2,920,288              2,843,818
  Leasehold improvements                                                 41,721                 36,821
  Motor vehicles                                                             --                  6,050
                                                                   ------------           ------------
                                                                      2,962,009              2,886,689
  Less accumulated depreciation and amortization                      2,575,956              2,398,553
                                                                   ------------           ------------
      Net property and equipment                                        386,053                488,136
                                                                   ------------           ------------

Other assets:
  Software development costs, net                                       281,425                350,550
  Debt issuance costs, net                                                4,241                 16,965
  Patents, net                                                            4,882                  8,261
                                                                   ------------           ------------
      Total other assets                                                290,548                375,776
                                                                   ------------           ------------

      Total assets                                                 $  4,932,721           $  5,945,928
                                                                   ============           ============


          Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                 $  1,357,460           $  1,096,174
  Accrued expenses                                                      558,081                430,699
  Loans payable to related party                                        500,000                500,000
  Convertible subordinated debentures                                   117,000                117,000
  Current maturities of note payable                                     64,497                     --
                                                                   ------------           ------------
      Total current liabilities                                       2,597,038              2,143,873

Loans payable to related party                                          195,693                900,000
Note payable                                                            128,995                     --
                                                                   ------------           ------------
      Total liabilities                                               2,921,726              3,043,873
                                                                   ------------           ------------


Stockholders' equity:
  Convertible preferred stock, $.01 par value: authorized
    1,000,000 shares; issued and outstanding
    9,550, with the aggregated liquidation value
    of $2,215,000 plus 7% annual dividend                                    96                     96
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 14,636,776 in 2001
    and 13,588,126 shares in 2000; outstanding
    14,568,900 in 2001 and 13,520,250 shares in 2000                    146,367                135,881
  Additional paid-in capital                                         56,449,684             55,365,491
  Accumulated deficit                                               (53,634,888)           (51,649,149)
  Treasury stock, at cost (67,876 shares)                              (950,264)              (950,264)
                                                                   ------------           ------------
      Total stockholders' equity                                      2,010,995              2,902,055
                                                                   ------------           ------------

      Total liabilities and stockholders' equity                   $  4,932,721           $  5,945,928
                                                                   ============           ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                               -------------------------------       -------------------------------
                                                    2001              2000               2001                2000
                                                          (unaudited)                           (unaudited)
Sales                                          $  1,139,025       $  2,760,773       $  3,584,789       $  6,235,929
Cost of Sales                                       836,677          1,977,544          2,743,673          4,503,017
                                               ------------       ------------       ------------       ------------
Gross Margin                                        302,348            783,229            841,116          1,732,912
                                               ------------       ------------       ------------       ------------
Operating expenses:
  Engineering and product development               199,736            198,544            562,600            559,207
  General and administrative                        282,070            283,288            876,209            839,334
  Marketing and sales                               346,150            437,294          1,312,033          1,219,215
                                               ------------       ------------       ------------       ------------
      Total operating expenses                      827,956            919,126          2,750,842          2,617,756

                                               ------------       ------------       ------------       ------------
Loss from operations                               (525,608)          (135,897)        (1,909,726)          (884,844)

Interest expense - net                               22,597             39,730             76,013            112,748
                                               ------------       ------------       ------------       ------------

Net loss                                           (548,205)          (175,627)        (1,985,739)          (997,592)

Preferred dividend                                   39,624             14,579            117,580             41,195

                                               ------------       ------------       ------------       ------------
Net loss available to common shareholders      $   (587,829)      $   (190,206)      $ (2,103,319)      $ (1,038,787)
                                               ============       ============       ============       ============

Net loss per common share
     Basic and diluted                         $      (0.04)      $      (0.01)      $      (0.15)      $      (0.08)

Weighted average number of shares used
  in computing earnings per share
     Basic and diluted                           14,017,592         13,398,039         13,739,375         13,336,384

See accompanying notes to financial statements.

                                                  HOWTEK, INC.

                                            Statements of Cash Flows

                                                       Nine Months Ended     Nine Months Ended
                                                       September 30, 2001   September 30, 2000
                                                       ------------------   -------------------
                                                          (unaudited)          (unaudited)
Cash flows from operating activities:
  Net loss                                                $(1,985,739)         $  (997,592)
                                                          -----------          -----------
  Adjustments to reconcile net loss
  to net cash used for operating activities:
  Depreciation                                                177,403              250,143
  Amortization                                                187,103              225,648
  Compensation expense related to issue of
     Stock Subscription Warrants                                   --               27,000
Changes in operating assets and liabilities:
    Accounts receivable                                        64,745             (886,690)
    Inventory                                                (489,312)            (393,245)
    Other current assets                                       62,732              (35,876)
    Accounts payable                                          261,286            1,219,628
    Accrued expenses                                          165,496              226,645
                                                          -----------          -----------
      Total adjustments                                       429,453              633,253
                                                          -----------          -----------

      Net cash used for  operating activities              (1,556,286)            (364,339)
                                                          -----------          -----------

Cash flows from investing activities:
  Patents, software development and other                    (101,875)             (75,640)
  Additions to property and equipment                         (75,320)             (81,690)
                                                          -----------          -----------
      Net cash used for investing activities                 (177,195)            (157,330)
                                                          -----------          -----------

Cash flows from financing activities:
  Issuance of common stock for cash                           152,258               65,974
  Issuance of preferred stock for cash                             --              200,000
  Proceeds of loan from related parties                       200,000              260,000
  Proceed of note payable                                     128,995                   --
                                                          -----------          -----------
      Net cash provided by financing activities               481,253              525,974
                                                          -----------          -----------

    Increase (decrease) in cash and equivalents            (1,252,228)               4,305
    Cash and equivalents, beginning of period               1,444,771              263,073
                                                          -----------          -----------
    Cash and equivalents, end of period                   $   192,543          $   267,378
                                                          ===========          ===========

Supplemental disclosure of cash flow information:
  Interest paid                                           $     5,265          $     5,265
                                                          ===========          ===========


During the nine months ended September 30, 2000, $25,000 of accrued expenses were converted to preferred stock of the Company.

During the nine months ended September 30, 2001, $1,060,000 of loans and interest payable to related parties were converted to common stock of the Company.

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                          Notes to Financial Statements

                               September 30, 2001

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

(2) Loan Payable to Related Party

     The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made. During the third quarter of 2001 the Company borrowed $200,000 pursuant to the Loan Agreement.

     In June 2001, Mr. Howard converted $510,000 of the Convertible Note into 369,903 shares of restricted common stock, par value $.01 per share, of the Company (the "Common Stock"). In September 2001, Mr. Howard converted $84,307 principal and accrued interest on the Convertible Note into 198,441 shares of restricted common stock of the Company. At September 30, 2001, $195,693 was outstanding under the Loan Agreement. The Company had $2,804,307 available for future borrowings.

     The Company has debt evidenced by Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these Notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes

                                  HOWTEK, INC.

                          Notes to Financial Statements

                               September 30, 2001


(2) Loan Payable to Related Party (continued)

     currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of September 30, 2001, the Company owed Mr. Howard $500,000 pursuant to the Notes.

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

     In September 2001, Mr. Howard converted the outstanding balance, including interest, on the Promissory Notes into 361,474 shares of restricted common stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence of products, competition, ability to maintain the listing of the Company's common stock on the Nasdaq stock market, and other risks detailed in Howtek's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Quarter Ended September 30, 2001 compared to Quarter Ended September 30, 2000 and Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

Sales. Sales for the three months ended September 30, 2001 were $1,139,025, compared with sales of $2,760,773 for the quarter ended September 30, 2000. Sales for the nine months ended September 30, 2001 were $3,584,789, compared with sales of $6,235,929 for the comparable period in 2000. As expected, sales of the Company's prepress and graphic arts products, including related maintenance and repair services, decreased by $329,877, from $665,484 in the third quarter of 2000 to $335,607 in the comparable period in 2001, and decreased by $1,840,669, from $3,003,899 to $1,163,230 for the nine months ended September 30, 2000 and 2001, respectively.

The Company continues to emphasize its medical and photographic business opportunities, while managing the decline in it's traditional graphic arts business. Sales of the Company's medical imaging products decreased slightly from $647,132 in the quarter ended September 30, 2000 to $590,231 in the quarter ended September 30, 2001. Medical sales increased to $1,644,100 for the nine months ended September 30, 2001 from $1,638,763 for the comparable period in 2000.

Howtek's medical product sales are made primarily to the Company's respective "integration partners" or resellers, which add software and other components to Howtek's products to provide full medical imaging solutions to their customers. The Company believes that there has been a softening in the telemedicine and Picture Archiving and Communication System (PACS) segments of the medical marketplace, as customer purchases are being deferred or reconsidered as a result of what is perceived to be an increasing overall softness in the economy. To address this the Company has increased the number of resellers offering the Howtek digitizers into the telemedicine and large-scale PACS markets. The increases in resellers are expected to contribute to increased sales of medical products in future periods.

The Company has made a significant investment in time and resources in developing and supporting OEM customers using its digitizers in computer assisted diagnosis of breast cancer systems and applications. Products offered by two of the Company's OEM customers are in the final stage of review by the FDA. If approved, sales in the United States can commence, with significant benefits anticipated for Howtek.

Howtek has also introduced its new FilmFunnel(TM) and ImageFunnel(TM) systems for commercial sale. These systems couple Howtek digitizers with image view and media-burning capabilities and includes Howtek's portable MyLivingRecord(TM) image viewing solutions. The Company expects that these will offer film libraries, radiology departments and individuals, a cost-effective approach to the duplication, distribution and personal retention of medical images. FilmFunnel and ImageFunnel systems are expected to contribute higher per sales revenues and margins than current digitizer sales, while the MyLivingRecord media component creates the potential for recurring, consumables revenues. These markets, which are new to the Company, are expected by the Company to be comparatively resistant to an increasingly adverse economic environment.

Sales of the Company's FotoFunnel(TM) photo print scanning system decreased from $1,448,157 in the quarter ended September 30, 2000 to $213,187 for the quarter ended September 30, 2001, and decreased $815,809 from $1,593,267 to $777,458 for the nine months ended September 30, 2000 and 2001, respectively. Almost all FotoFunnel sales for the third quarter of 2000 were made to one reseller, which purchased the scanners in connection with an Internet-driven business model that proved unsuccessful. The Company has since established alternative positioning and distribution channels for the FotoFunnel product line, including Noritsu America Corporation, which offers and promotes the FotoFunnel scanner as an accessory with certain of its minilab and photo-finishing products. The Company is now participating in FotoFunnel field evaluation and testing programs with a variety of retail and photo chains and mass merchants which precede purchase decisions by such buyers

Gross  Margins.  Gross  margins  for the  three  and nine  month  periods  ended
September 30, 2001 decreased to 27% and 23%, respectively, from 28%, respectively, in the comparable periods in 2000. This decrease results from a reduction in sales without a corresponding reduction in production overhead and indirect production expenses. The Company intends to pursue further decreases in overhead and indirect production expenses, as it continues its cost reduction efforts. The Company expects margins to improve as a result of anticipated increases in sales of higher margin medical digitizers and FotoFunnel products over the next several quarters.

Engineering and Product Development. Engineering and product development costs for the three and nine month periods ended September 30, 2001 increased slightly from $198,544 and $559,207 in 2000 to $199,736 and $562,600 in 2001,
respectively. The Company expects engineering and product development costs to increase in absolute terms in 2001, while declining as a percentage of overall sales.

General and Administrative. General and administrative expenses in the three month period ended September 30, 2001 decreased slightly from $283,288 in 2000 to $282,070 in 2001. General and administrative expenses for the nine month period ended September 30, 2001 increased slightly from $839,334 in 2000 to $876,209 in 2001. The Company expects general and administrative expenses to remain relatively constant in absolute terms during the balance of 2001, and to decline as a percentage of sales.

Marketing and Sales Expenses. Marketing and sales expenses in the three month period ended September 30, 2001 decreased 21% from $437,294 in 2000 to $346,150 in 2001. Marketing and sales expenses for the nine month period ended September 30, 2001 increased 8% from $1,219,215 in 2000 to $1,312,033 for the comparable period in 2001. During the second and third quarter of 2001, the Company significantly reduced expenses related to its traditional graphic art business. The increase in marketing and sales expenses resulted primarily from increases in advertising, trade show and promotional expenses related to medical and FotoFunnel products. The Company expects marketing and sales expenses to increase in 2001 compared to 2000.

Interest Expense. Net interest expense for the three and nine month periods ended September 30, 2001 decreased to $22,597 and $76,013 in 2001, from $39,730 and $112,748 in 2000. This decrease is due primarily to a decrease in loan balances and an increase in interest income related to higher cash balances which were a result of the funds raised from the sale of securities in the fourth quarter of 2000.

As a result of the foregoing, the Company recorded a net loss of $548,205 or $0.04 per share for the three month period ended September 30, 2001 on sales of $1,139,025 compared to a net loss of $175,627 or $0.01 per share from the same period in 2000 on sales of $2,760,773. The loss for the nine months ended September 30, 2001 was $1,985,739 or $0.15 per share on sales of $3,584,789 compared with $997,592 or $0.08 per share on sales of $6,235,929 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, Mr. Robert Howard, of which $2,804,307 was available at September 30, 2001.

At September 30, 2001 the Company had current assets of $4,256,120, current liabilities of $2,597,038 and working capital of $1,659,082. The ratio of current assets to current liabilities was 1.6:1.

The Company has debt evidenced by Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. Principal of these Notes is due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. The Notes currently bear interest at 12%. Payment of the Notes is secured by a security interest in certain assets of the Company. As of September 30, 2001, the Company owed Mr. Howard $500,000 pursuant to the Notes.

During 1999 the Company borrowed $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Principal on these Promissory Notes is payable in equal payments based on the borrowed amount at the end of each quarter starting March 31, 2003 through December 31, 2006. Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. At the Company's option it may pay the interest in either cash or in restricted shares of the Company's common stock, or in any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Notes entitle the payees to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. In September 2001, Mr. Howard converted the outstanding balance, including interest, on the Promissory Notes into 361,474 shares of restricted common stock of the Company.

In September 2001, Mr. Howard converted $84,307 principal and accrued interest on the Convertible Note into 198,441 shares of restricted common stock of the Company. At September 30, 2001, $195,693 was outstanding under the Loan Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

PART II  OTHER INFORMATION

Item 2. Sale of Securities and Use of Proceeds

In September 2001, Mr. Howard converted $84,307 of the Convertible Note and the outstanding balance, including interest, on the Promissory Notes into 460,659 shares of restricted common stock of the Company. These shares of common stock were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

On August 14, 2001, the Company held an Annual Meeting of  Stockholders at which
(i) the election of directors, (ii) adoption of the Company's 2001 Stock Option Plan and (iii) ratification of the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The results of the vote were as follows:

i. Election of Directors

     Robert Howard, W. Scott Parr, Ivan Gati, James Harlan, Kit Howard, Brett Smith and Harvey Teich were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.

The votes cast by stockholders with respect to the election of Directors were as follows:

                                                       Number of
Names of Nominees         Number of Votes For          Votes Withheld
-----------------         -------------------          --------------

Robert Howard             11,516,325                   32,791
W. Scott Parr             11,506,825                   42,291
Ivan Gati                 11,527,325                   21,791
James Harlan              11,527,325                   21,791
Kit Howard                11,523,825                   25,291
Brett Smith               11,527,325                   21,791
Harvey Teich              11,528,325                   20,791


ii. Adoption of 2001 Stock Option Plan


Votes             Votes Cast           Votes            Broker
Cast For            Against          Abstaining        Non-Votes
--------          ----------         ----------        ---------

5,481,308          185,586            66,225          5,815,997

iii. Appointment of Independent Auditors

Votes                    Votes Cast                  Votes
Cast For                  Against                  Abstaining
--------                 ----------                ----------

11,527,520                 11,146                    10,450


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


                                                       Howtek, Inc.
                                          -----------------------------------
                                                        (Company)


Date:    November 13, 2001                By:
    -----------------------------            ----------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director


Date:    November 13, 2001                By:
    -----------------------------            ----------------------------------
                                             Annette L. Heroux
                                             Vice President Finance,
                                             Chief Financial Officer