Form 10-K
period 2001-12-31
HOWTEK INC
filed 2002-03-28
CIK 749660

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ ____ ____ to ____ ____ ____

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

                                         None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on March 1, 2002 was $33,544,562.

As of March 1, 2002, the registrant had 15,297,661 shares of Common Stock outstanding.

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

                                     PART I

Item 1.  Business.

General

Howtek,  Incorporated,  ("Howtek"  or the  "Company"),  located in  Hudson,  New
Hampshire, was founded in 1984. Howtek develops, manufactures, and markets digitizing systems, or "scanners", which convert printed, photographic and other "hard copy" images to digital form for use in the medical, photo finishing, and graphic arts industries. The Company introduced the first "desktop" scanner in 1986, smaller, easier to use and less costly than alternative scanners at that time, helping to make possible the shift to decentralized corporate electronic publishing. Howtek followed with a series of award winning, industry leading products, continuing to improve the quality of digital imaging, and reducing the price and complexity of scanning systems.

Facing diminishing returns in its traditional graphic arts business, Howtek, in the last several years, has heavily invested in technology and product development in the fields of medical and photographic imaging and digitization. After two years of work supporting development-stage OEM customers in the new field of Computer Assisted Detection (CAD) of breast cancer, Food & Drug Administration (FDA) approvals for sales in the United States of CAD systems incorporating Howtek digitizers were received by two key Howtek OEM customers during the first quarter of 2002. The Company believes such FDA approvals, coupled with newly implemented medical cost reimbursement coverage for procedures utilizing such CAD systems, may contribute to sales growth in this area.

The Company's FotoFunnel(TM) photographic scanner solution was introduced by one key OEM customer in 2000, as part of an Internet-driven photo finishing solution. During 2001, as a result of a general reassessment of the role of the Internet in photo finishing, large retail accounts, in general, elected not to purchase such systems. In response, the Company has repositioned its FotoFunnel product line, offering its photographic products to retail photo finishers as an inexpensive way to offer photo images on compact disk (CD) to retail photo customers. Sales of FotoFunnel are expected to increase during 2002 from 2001 levels.

In support of its shift in focus to medical and photo processing markets, the Company has in recent years (1) updated product lines, introducing industry-leading products in medical and photo processing/Internet markets, (2) migrated from in-house manufacturer to outsourcing to more effectively utilize outside engineering, development, and manufacturing resources, (3) substantially reduced personnel and overhead, and (4) implemented an OEM and large scale systems integrator marketing and sales strategy for primary digitizer markets. See Note 7 of Notes to Financial Statements for certain revenue information by product line and information regarding export sales.

Medical Business

Howtek   MultiRAD(TM)   digitizers  are  used  in  medical  imaging  to  convert
radiographic  films  to  digital  records  for  computer  analysis,   diagnosis,
transmission or storage.

Market

It has been over a hundred years since the X-ray was invented. In 1999, 270 million X-ray exams were performed in the United States, making X-ray the most prevalent diagnostic tool in medicine.(1) Medical imaging technologies and applications now extend beyond radiology, and play a role in all branches of medicine.

The overall healthcare market is growing at a rapid pace. According to Imaging Economics the medical imaging market is growing even more quickly.(2) United States healthcare expenditures are expected to increase from $1.2 trillion in 1999 to $2.2 trillion in 2008. Approximately six percent of the total healthcare budget in 1999 was spent on diagnostic imaging, with that percentage expected to increase to 15% by 2008. While medical imaging grows in significance, a shortage of physicians that can read diagnostic images has already started and the shortage is expected to grow through 2020.

Howtek's MultiRAD X-ray and radiographic film digitizers play a significant role in three distinct medical applications: computer-assisted detection of breast cancer, Teleradiology/Picture Archiving & Communication (PACS), and patient record duplication and management.

Computer Assisted Detection is used to provide physicians with support in detecting breast cancer at an early stage. There is a tremendous need for devices that facilitate the early detection of breast cancer and other forms of cancer. For most cancers, the earlier treatment is rendered, the greater the likelihood of successfully managing the cancer. Some studies show that if breast cancer is detected while still localized and before metastasis spread, the five-year survival rate is 96.8% or better. If the cancer spreads regionally before treatment, the survival rate drops to around 75.9%. If there is distant metastasis, the survival rate drops to around 20.6%.




1 Diagnostic Imaging, July 2000
2 Imaging Economics, "The Big Picture" Lightfoote, November/December 2000

A primary method of detecting breast cancer is through mammography screening. Mammography is a radiographic examination of a breast. The American Cancer Society recommends that women undergo annual mammogram examinations beginning at age 40. Approximately 5 million additional women in the United States will be entering the mammography testing 40-and-over age category within the next 5 years. A problem in this process, that the Company's OEM customers seek to address, is that in routine screening of mammography films an estimated 10% of identifiable breast cancers are missed as a result of radiologist oversight. In the United States, reimbursement for a secondary reading of mammography films using CAD systems began in January 2002, effectively creating the domestic market in which the Company's OEM CAD customers compete.

There are approximately 20,000 mammography centers located throughout the world. Approximately 10,000 of these centers are located in the United States. The Company believes that economic, marketing and legal factors will drive mammography centers to adopt CAD technology, and that newly implemented reimbursement programs will help to support acquisitions of such systems. The Company believes that the potential market for digitizers employed in computer aided detection of breast cancer is significant.

Teleradiology is the practice of transmitting images for analysis, consultation or diagnostic interpretation to another location. The Company's digitizers are used in this process to convert radiographic film to digital form, for transmission, communication or storage. Use of teleradiology is increasingly influenced by the economics of managed care, which mandates ever-growing sensitivity to costs and has strongly encouraged the decentralization of patient care, with specialized services available in fewer locations, on a consultative, remote basis. In the past, radiologists were located in a medical facility close to the patient where they performed examinations and interacted face-to-face with the local clinician and the patient. As reimbursement for radiological interpretations have declined and utilization has increased, radiologists are under pressure to increase the number of interpretations and compete for business over much larger geographic areas. The evolution toward managed regional healthcare systems, coupled with increasing radiologist specialization has resulted in a growing demand for equipment and systems capable of acquiring medical images remotely, at increasingly distributed points of primary patient contact, and transmitting those images for review and analysis centrally. Using teleradiology, information on a patient can be brought to the radiologist faster and at significantly lower cost than the method of transporting the patient from the point-of-care facility to the diagnostic facility.

In addition, the digitization and transmission of medical images has enabled the formation of large-scale image storage and management networks known as Picture Archiving and Communication Systems, or PACS. PACS combine teleradiology, local area networks (LAN) and medical information systems to facilitate management and storage of medical images and integration of those images into patient management and hospital information systems. These systems also enable virtually instantaneous recall and viewing of medical images, and permit the viewing of several images simultaneously. PACS can significantly reduce the cost of providing efficient radiology services, in part by reducing the incidence of lost and misplaced medical films. In a manual system, it is estimated that approximately 10% of all medical films are lost and an additional 10% to 15% are misplaced or misfiled, creating the need to take expensive duplicate images, delaying the delivery of quality medical care and resulting in increased medical costs and liability exposure.

According to the Technology Marketing Group (TMG of Des Plaines, IL) hospitals spent nearly $600 million on PACS in 1999. PACS are typically located within the campus of the healthcare facility and are connected by the LAN. Growth in the PACS market is expected to increase 7 to 10 percent per year for the next five years.(3)

Patient Record Duplication and Management is an increasing concern. All medical institutions are inundated with medical images, most of them on film, and the storage problem is increasing. In 1999, 270 million radiological studies were performed with an average of 4 films per study, creating an estimated 1.08 billion films. Of these films, none are thrown away. Not even institutions with digital PACS are spared; the PAC only stores information on active patients. Even in these so-called "filmless" hospitals, long-term storage is provided through the film library, which manually stores films. This can create a major problem and cost when images need to be duplicated or distributed for medical review by multiple practitioners or when copies of images are required for a variety of other purposes, including personal copies of patient records and litigation.

The typical method of making images available for physician review has been to duplicate films for distribution, upon request, with the patient charged as much as $8 for each film in the radiological study to create a duplicate of that study. Typically, to duplicate a radiological study, the patient record is pulled from the film library. Duplicates are made individually by hand tying up a technologist for 4-6 minutes per film. Alternatively, films are sent out to a third party service bureau for duplication. The duplicates are placed in a new film jacket and the originals returned to the film library. The $8 fee barely covers the cost of handling and manually duplicating each individual film.

A duplicated film has a higher contrast, similar to duplicate copies made on a plain paper photocopier. The duplicate is created photographically from an X-ray, losing gray content. Duplicate films tend to look black and white; shades of gray are often lost. The American College of Radiology and the FDA do not allow the use of duplicate films for primary reading of mammograms. Therefore, in order to read an image consulting physicians will often be required to make an appointment with the film library to review a particular set of films. The Company believes that degradation in image quality of duplicated X-rays often acts as an impediment to receipt of second opinions from healthcare providers.

Historically, the specialized format of medical image files has created an obstacle to digitally duplicating a film or file for distribution on CD or DVD media. Radiological images are typically stored and viewed in what is called a "DICOM" format, a specialized file structure including patient and image information in addition to full image data. DICOM has been adopted and is well accepted within the radiology field, but is not generally supported outside


3 Medical Imaging, September 2000
this specialty. Use of DICOM images is often limited by the fact that many general physicians, surgeons, therapists, and others in the medical community do not have the specialized DICOM viewing stations that can cost from $30,000 to $120,000 or more. Therefore, the Company believes that use of the DICOM format can create a serious impediment to interconnectivity throughout the healthcare enterprise.

In order to address the needs of the medical community that cannot afford a conventional DICOM station, Howtek introduced a new line of ImageFunnel(TM) products, which incorporate the Company's digitizers, to assist in providing an alternative, cost-effective method for duplication, distribution and storage of DICOM medical images. The Company's ImageFunnel products are currently under consideration by a variety of potential purchasers. The United States market for such solutions, if adopted, could include up to 6,000 hospitals and an additional 7,000 clinics and large medical practices. No assurance can be given that the Company will be able to successfully market its line of ImageFunnel products.

MultiRAD(TM) Technology and Products

Historically, radiographic film digitizers that utilize a laser light source to illuminate a film, and a photo multiplier tube to sense and measure the amount of light penetrating different regions of the film, captured the highest quality digital images. While these "first-generation" laser digitizers offer excellent image quality, they are expensive to acquire, comparatively delicate, and in many cases expensive to maintain. A "second-generation" of digitizers, using a fluorescent light source for image illumination and a charge-coupled device
(CCD) sensor for image capture, offers reduced cost at the expense of reduced image quality.

MultiRAD(TM) Individually Calibrated Red LED Illumination Technology

Howtek believes that its competitive advantage in the medical digitizer market is based on its introduction of a "third generation" film digitizer that utilizes high energy, narrow-band red light, generated by an array of individually controlled, solid state, light emitting diodes (LEDs), to improve illumination of films and increase resulting image quality. This individually calibrated Red LED illumination technology avoids problems and disadvantages associated with use of common fluorescent light for film illumination, without the acquisition and maintenance costs commonly associated with film digitizers using laser illumination technology. As a result, the Company believes its MultiRADscanners are less expensive than existing competitive products with comparable capabilities, and are superior in performance to scanners previously available at comparable prices.

In Howtek's proprietary radiological film digitization system, 56 individual, high-output LEDs transmit light through the radiological film, using a very high quality lens and imaging system to focus transmitted light on a sensitive 8000 element CCD detector. Generated light is nearly monochromatic at a wavelength of approximately 670 nanometers (nm). This red wavelength is matched to the peak sensitivity of the CCD camera, contributing to high signal strength, which results in improved dynamic range and image quality. This patent-pending solid state Red LED illumination system is thought by the Company to offer the following advantages over fluorescent illumination methods used by Howtek's competitors, contributing to improved image quality and to operator productivity:

     o    Near-Monochromatic Illumination

     o    Higher and Flatter Illumination Profile

     o    Adjustment to Lens Shape

     o    Temporal Stability

     o    Warm-up Characteristics

     o    Adjustable Illumination Width

MultiRAD(TM) Radiographic Film Digitizer Products. The MultiRAD product line, used to digitize radiographic film in Telemedicine, image archiving and Computer Assisted Diagnosis applications, among others, currently includes:

     o The MultiRAD 860, a high-resolution film digitizer that the Company believes is uniquely positioned to serve an increasing market for computer-assisted mammography. The MultiRAD 860 list price is $19,995.

     o The MultiRAD 460, with a list price of $16,995, offers lower resolution image capture applicable in Teleradiology and archiving applications.

ImageFunnel(TM) Products. Howtek's ImageFunnel products, which in most cases include a MultiRAD digitizer, are used to retrieve a patient's image-based medical records from a variety of sources, including film, and write them to a patent-pending compact disk (CD) which includes a portable DICOM format file viewer. ImageFunnel solutions can be used to duplicate, distribute and store patient image records by medical film libraries and service bureaus, offering an alternative to lower-quality hard copies of image records. Howtek offers ImageFunnel solutions complete including compact workstations, applications software and CD burner. DVD support is anticipated.

ImageFunnel Systems are offered in the following configurations, at the prices listed:

   Product              Description                            List Price
   -------------------- ------------------------------------ ----------------
   ImageFunnel          Writes all images  both  analog and      $46,999
                        digital to CD
   -------------------- ------------------------------------ ----------------
   DicomFunnel          Writes digital images to CD              $19,999
   -------------------- ------------------------------------ ----------------
   FilmFunnel           Writes analog images to CD               $29,999
   -------------------- ------------------------------------ ----------------

Sales & Marketing

The Company reaches the Computer Assisted Detection market through OEMs. Current OEM customers include CADx Medical Systems, Inc., Integrated Software Solutions, Inc. (ISSI), Scanis, Inc., and Medizeus, Inc. After more than two years of support by Howtek, CADx Medical Systems, Inc., and ISSI received FDA approval in the first quarter of 2002 to market their products, incorporating Howtek's digitizers, in the United States.

In its other medical markets, Howtek is a leading supplier of digitizers for medical film images with an established distribution channel including OEM's, value added resellers and distributors.

Competition

MultiRAD(TM). Howtek's competition for high quality medical digitizing market includes the "first generation" LumiScan(TM) digitizer from Lumisys Corporation, now owned by Kodak. Since 1990, Lumisys digitizers, using a monochromatic laser illumination source, have been considered the quality standard in medical image digitizers. In the computer-assisted detection and teleradiology/PACS markets, Lumisys digitizers enjoyed an overwhelming market share. As described more fully below, the Company believes that the technology employed by the Lumisys devices has several inherent weaknesses. Because Lumisys' laser technology requires manufacturing costs greater than those of Howtek's newer generation technology products, Lumisys products are expensive to acquire compared to the Howtek digitizer. Lumisys' technology is also comparatively delicate, and expensive to maintain. As a result, Lumisys is believed by the Company to have lost market share to other competitors, including Howtek.

Vidar Corporation, a privately held subsidiary of a Swedish firm, has the greatest overall market share in medical digitizers, as a result of Vidar's dominance in the lower quality and most price sensitive segments of the market. Vidar digitizers might be considered a second generation of medical film digitizers (with Lumisys laser illuminated digitizers as the first generation). Vidar devices use a fluorescent light source to illuminate an image, capturing image information with a charge-coupled device (CCD). Offering a lower cost alternative to laser illuminated digitizers, (comparable or lower in price than Howtek's products) the Vidar products offer lower image quality than the Lumisys or the Howtek products. Vidar's Sierra Film Digitizer, priced under $10,000 reinforces Vidar's position in the low end market entry niche. Although it is slower and less productive than Vidar's own high end or comparable Lumisys or Howtek product, the Sierra is expected to attract sales that are based purely on price.

In general, Howtek uses its proprietary solid state, red-light illumination system and superior image quality to compete with Lumisys and Vidar. The Company competes with Lumisys on the basis of comparable (or superior) image quality and significantly lower price. With Vidar, the Company competes on the basis of superior image quality. A key comparative measure of a digitizer's ability to acquire high quality images is the "dynamic range" of the device. Dynamic range measures the range, from pure white to pure black, within which a digitizer is able to detect differences in lightness or darkness (density). The ability to distinguish shades within a primarily dark, or dense area of a radiological film is particularly significant in many diagnostic and medical imaging applications. Howtek digitizers have a greater dynamic range and therefore a significantly greater ability to distinguish meaningful information within seemingly dark areas of the radiological films, than Vidar devices. This is an increasingly understood competitive advantage, which Howtek emphasizes.

ImageFunnel(TM). Howtek's ImageFunnel solution competes on the basis of price and image quality with systems from several other vendors. Agfa Corporation offers a digital copy solution that takes digital images and stores to CD for a list price of $65,000. TDK, Inc. has a similar solution price at $60,000. MedWeb, Inc. has a non-DICOM solution priced at $15,000. In all cases the medical images are either compressed or the format is changed so that the images cannot be returned to a DICOM network as active patients. The CD products offered in these systems may contain viewers, but are in most cases not fully compliant DICOM viewers. Unlike Howtek's ImageFunnel, these products do not create a portable, totally standard, fully diagnostic DICOM format image distribution and management system. Because of the nature of the ImageFunnel solution, full diagnostic quality patient images can be made portable without sacrificing the subsequent ability to reintroduce the images at any point in the medical enterprise's digital workflow.

FotoFunnel(TM) Business

Howtek's FotoFunnel solutions permit photo finishers and other retailers to offer consumer photographic images on CD, in digital form for uploading to the Internet, or as reprints or photo- products. FotoFunnel solutions represent an inexpensive approach to offering photographic customers digital products and services.

Howtek's FotoFunnel scanner, which digitizes new and old photo prints on-site and within fast photo processing workflows, was initially offered on an exclusive, OEM basis through a reseller that promoted the product for use in Internet and e-commerce applications for photo processing. As a result of a general reassessment of the role of the Internet in photo-finishing, however, Howtek repositioned the product as an on-site CD and reprint production system, offering, in Howtek's opinion, an immediate benefit to retailers and consumers. In July 2001, Howtek added the capability to accept digital camera memory to its FotoFunnel solutions, allowing retailers that use FotoFunnel the ability to extend their business to digital camera owners and users.

Market

The  Company   believes   that  digital  and  web-based   photo   services  will
fundamentally change the way consumer photographs are processed, enhanced, distributed and used. The Company also believes that the promise of a digital photographic solution that offers users features not available in traditional photography, drives not just digital camera manufacturers and users, it may also expand the demands and expectations of users of traditional cameras and films.

Traditional photos are processed at over 35,000 photo lab and photofinisher locations worldwide. The principal market for Howtek's FotoFunnel system and scanner are an estimated 18,000 - 25,000 "fast" (same day) or "one-hour" photo finishers, most of them mass retailers, typically located in high traffic retail locations. In deciding whether to provide digital photo finishing services, these retailers must often balance the potential return from digital services against the costs of acquiring more expensive digital minilabs or upgrading their traditional photo finishing equipment to digital capabilities. Howtek's FotoFunnel system allows them to offer CDs and other digital products and service by scanning old, shoeboxes of valued photos, or scanning prints just produced from new rolls of film.

Today, many retailers can accept files generated by the FotoFunnel system and Howtek's new FlashFunnel(TM) product to produce photo enlargements and other reprints on their existing minilabs. Howtek believes that by treating the minilab as a computer peripheral, such retailers are able to increase minilab utilization and returns on the minilab capital investment.

Current growth in digital cameras and digital photography has created an opportunity for Howtek. The number of digital cameras purchased has doubled in each of the past two years. Worldwide, the number of digital cameras accounts for about 25% of all new purchases. Currently, about 100 billion pictures are exposed each year on film, and 16 billion with digital camera; the annual growth rates are 5% for photos on film and 45% for photos using digital camera. During the third quarter of 2001, Howtek introduced its FlashFunnel(TM) system, offering photo retailers a flexible and comparatively inexpensive means to unload digital camera memory and produce CDs, reprints and other photo-products.

Products

FotoFunnel(TM) Scanner. The FotoFunnelis a compact, automatic batch-feeding scanner designed to quickly digitize photographic prints. FotoFunnel can be used for both newly developed prints and for older, existing prints. FotoFunnel is offered at a suggested retail price of $5,495. Standard discounts to resellers and OEMs range from 20-40%, with higher discounts available for high volume committed orders.

The scanner will accommodate up to 70 prints in the feed tray and feed most size prints from 2 inches by 2 inches up to a 5 inch by 7 inch. FotoFunnel employs CCD technology and cold cathode tube illumination. A simple feed system is used to guide the prints through a short, straight paper path, eliminating scratches or other damage to the print. Photo prints are put in an input tray and the scan process is started. From this point the system takes over, scanning the photographs at a resolution of up to 600 dpi and with a color depth of up to 36 bits. The system recognizes and skips duplicates. The software calibrates for the optimum quality (for example lighting) of the photograph automatically.

A unique feature of the FotoFunnel is that photos pass the CCD sensor without mirrors or the usual glass panel separation. This precludes any possible reflection or distortion of the picture through dust particles that might adhere to the glass panel, which (in the worst case) may cause lines on the final product. Also, by eliminating glass panels, picture sharpness and contrast are enhanced. The FotoFunnel incorporates a standard SCSI 2-Interface, so that it can be connected to any PC with SCSI adapter and running Microsoft Windows 95/98/NT/2000/XP.

Once the photos have been scanned, they appear as thumbnail previews on the computer monitor, and can be manipulated to, among other things, select the photographs and switch the horizontal/vertical orientation of the image. The system then automatically compresses the data so that, regardless of the size of the original photo, up to 80 photographs can be stored on a diskette and many more can be stored on a CD or can be transmitted over the Internet.

The high speed of scanning, up to four photos per minute, allows the entire process from development of photos from film, scanning and production of CD or diskette to be completed within the one-hour processing requirements of many small photo labs.

FotoFunnel(TM) Software Options. Customers using FotoFunnel have several software options. The FotoFunnel scanner is available with a TWAIN software interface, which permits use of the scanner with common and specialty software applications supporting the TWAIN protocol. This is of particular benefit where an OEM or systems integrator has developed its own software for imaging or photo systems, and seeks to add the FotoFunnel as a principal or additional source of image capture.

Howtek has also developed a proprietary software application, called FunnelScan(TM), which permits users to operate the scanner, review and align images, and save the images to floppy disk, CD or defined Internet sites. The FunnelScan application automatically de-skews, crops and color corrects images as they are scanned. The FunnelScan software also permits the user to download pictures from digital camera memory, and other media and sources, including flatbed and film scanners.

FlashFunnel(TM) Solutions. Howtek's FlashFunnel product is available in software or workstation configuration to provide photofinishers and other retailers with the ability to offer fast, on-site compact disk (CD), digital image file and reprint production from digital camera memory and from conventional flatbed and slide scanners. The system can also be upgraded with Howtek's FotoFunnel production print scanner. The FlashFunnel is available as a very compact turnkey solution, including a digital camera memory reader and flat panel display, for under $3,000. It is also available in a software only version, at less than $1,000.

The software powering the FlashFunnel system is Howtek's FunnelScan software, which operates across Howtek's Professional Photo Processing family of products. Using Howtek's software as a "digital hub", a retailer imports images from digital camera memory, adds scanned images from prints or slides, and assembles all those images on a simple, easy to use computer desktop. Scanned images are automatically cropped and straightened as they are imported. On the desktop, images can be rotated, named or renamed, and then saved to CD or file. The process is quick, very easy, and requires no specialized training or skills.

CDs can then be created, including copies of every image in high, medium and low file sizes, allowing higher quality prints and reprints from larger image files, containing more image data, while offering smaller "thumbnail" files for easy email and internet use. Each CD also includes two PC based picture viewers, one that operates from the CD itself and is completely portable, and a second, more sophisticated viewer and organizer that permits image editing, e-mailing, creation of computer-based slide shows using images from the CD, and creation of photo screen savers that can be used or shared.

CDs created using Howtek's software can be configured to show and promote the retailer's brand, provide links to the retailer's web site, and generally contribute to consumer relationship management by the photo (or digital photo) retailer. Howtek is working with current customers to define and create web links to offer specials and promotions to consumers, and even to provide and update advertisements and coupons directly to consumer's computers and homes.

A retailer can now add such services within existing one-hour or same day photo processing workflows, without adding staff or space. By keeping CD and reprint production on site, the photo retailer can increase utilization of these services, without giving up profit margins on digital services or underlying roll film development to third party, overnight film photo finishing services.

Sales & Marketing

The Company's primary FotoFunnel resellers are photo finishing equipment manufacturers already relied on by photo retailers to provide and support photo finishing equipment and systems. In particular, the FotoFunnel solution has been selected for resale by Noritsu America Corporation, which offers the FotoFunnel scanner as a component of its new "Digital Print Station", which can serve as a digital front end for certain of Noritsu's minilabs and is offered by Noritsu, domestically and internationally, with new equipment and as an upgrade to existing installations.

Complementing the equipment manufacturer channel, Howtek maintains a limited dealer and distributor network primarily to promote FotoFunnel solutions to smaller scale individual and independent photo retailers. Internationally, the Company works through certain of Noritsu Koki Co.'s international subsidiaries and distributors, and through independent distributors in Holland, Israel, Finland and Australia.

Competition

FotoFunnel(TM) Scanning Equipment. Competition exists from products that digitize the strip of photo negatives created when processing new rolls of film, and from products using generic, flatbed scanners manufactured for general office use. Today, there are several companies offering negative film scanning systems including Canon Corporation, Eastman Kodak, Pixel Magic, Inc., and Pakon, Inc. (Pakon was acquired by Eastman Kodak during 2001). These systems are fast (they can digitize a roll of film in about 4 minutes), however, they are more expensive than the Howtek scanner. They also require some operator training to ensure image quality and proper operation. Management and correction of colors in the conversion from a photo negative to a positive digital and printed image can be complicated and is subject to errors. Finally, these systems are unable to work with existing prints and cannot serve the "shoebox" market of customers seeking to digitize pictures that were developed previously, where negatives may not be available. Howtek competes with these systems on the basis of price and convenience.

Comparatively inexpensive office flatbed scanners, available from a wide range of manufacturers, can also be used to digitize existing photo prints. Kodak has offered a flatbed scanner integrated into a retail kiosk to permit one-at-a-time digitizing and editing of particularly important images with some success. This service is expensive to the consumer (approximately $8 per image), and the Company believes that the labor requirements involved in using a standard flatbed scanner in a conventional photo lab's workflow often makes this an impractical method. In an effort to address this issue Kodak offers a Fujitsu office scanner, incorporating an automatic document feed mechanism. Howtek believes that initial reaction to this Kodak product has been mixed. The longevity and durability of an office scanner in the rigorous commercial photo lab environment have yet to be proven. The FotoFunnel competes with such products on the basis of price, greater image quality, reduced space requirement and gentle, reliable print feed design.

Graphic Arts and Prepress Business

Howtek has reduced its attention to declining prepress graphic arts markets to concentrate on what it believes are greater business opportunities in its medical and photographic imaging and digitization markets. This change in focus has permitted the Company to make significant reductions in those parts of Howtek's overhead and expense structure previously related to the traditional, comparatively low margin, graphic arts business.

As a means of providing the Company with a source of continuing, incremental revenue and gross margin, Howtek continues to offer a limited variety of graphic arts products through a long standing OEM customer, and through direct web-based marketing.

Recent Development

The Company recently announced that it has entered into a definitive agreement with Intelligent Systems Software Inc. ("ISSI"), a privately held company based in Boca Raton, Florida, pursuant to which ISSI would merge with and into a subsidiary of Howtek. If the merger is consummated, a total of 8,400,000 shares of Howtek common stock will be issued in the merger in exchange for all of the issued and outstanding capital stock of ISSI. In January 2002, ISSI received approval from the U.S. Food and Drug Administration (FDA) to market and sell ISSI's new MammoReader(TM) Computer Aided Detection CAD system in the United States.

Subsequent to completion of the contemplated merger, Howtek's existing film and photo digitizer operations, including engineering, manufacturing management, marketing and support, will be conducted through a wholly owned subsidiary corporation, based at the Company's current headquarters in Hudson, NH. The Company's objective is to continue to grow its medical business, providing industry-leading digitizers to ISSI and to other respected customers.

The completion of the merger is subject to the registration of the shares of Howtek common stock to be issued in the merger under the Securities Act of 1933, as amended, and other customary conditions, including approval of the merger by stockholders of both Howtek and ISSI. It is currently expected that the merger will be consummated by June 30, 2002.

Risk Factors

There are enormous uncertainties and risks associated with the Company's business strategy. Howtek's future operating results will depend, among other factors, on its ability to continue to increase sales significantly, on retaining current key employees and on attracting additional qualified personnel. Risk factors include, but are not limited to, the Company's history of significant operating losses, intense competition in all of its product lines, risk associated with foreign sales, need to obtain additional financing, technical obsolescence of existing products, ability to protect proprietary information, the timely availability of sufficient quantities of parts, materials and components which are in some cases available from sole sources or a limited number of suppliers, and uncertainty regarding the proposed merger with ISSI.

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

Patents

The Company has several patents covering its scanner and prepress technology in the United States and certain foreign countries, which is the basis of its current business. These patents help the Company maintain a proprietary position in the scanner market, but because of the pace of innovation in that market it is difficult to determine the overall importance of these patents to the Company.

The Company has current patent applications pending, has filed foreign patent applications based on some of its United States patents and plans to file additional domestic and foreign applications when it believes such protection will benefit the Company.

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

In addition to protecting its technology and products by seeking patent protection when deemed appropriate, the Company also relies on trade secrets, proprietary know how and continuing technological innovation to develop and maintain its competitive position. The Company requires all of its employees to execute confidentiality agreements. Insofar as the Company relies on confidentiality agreements, there is no assurance that others will not independently develop similar technology or that the Company's confidentiality agreements will not be breached.

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

Research and Development

The Company spent $751,467, $709,595 and $799,960 on research and development activities during the years ended December, 2001, 2000 and 1999, respectively. The research and development expenses are primarily attributed to the development of the Company's FotoFunnel and medical imaging products.

Employees

On March 1, 2002 the Company had 24 full time employees and 1 part time employee. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.

Backlog

The dollar amount of the Company's backlog, and orders believed to be firm, as of December 31, 2001 was approximately $157,000 as compared to approximately $108,000 on the corresponding date in 2000.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Item 2. Properties

The Company's principal executive offices and research and development laboratory are located at 21 Park Avenue, Hudson, New Hampshire. The facility consists of approximately 21,000 square feet of manufacturing, research and development and office space and is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors of the Company, pursuant to a lease which expires September 30, 2002 at an annual rent of $78,500. Additionally, the Company is required to pay real estate taxes, provide insurance and maintain the premises. If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

Item 3. Legal Proceedings.

Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

Not applicable

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "HOWT". The following table sets forth the range of high and low sale prices for each quarterly period during 2001 and 2000.


Fiscal year ended                         High         Low
                                          ----         ---
December 31, 2001
First Quarter                            $3.375      $2.500
Second Quarter                            3.000       1.860
Third Quarter                             2.150        .700
Fourth Quarter                            1.900        .930

Fiscal year ended
December 31, 2000
First Quarter                            $4.125      $1.875
Second Quarter                            2.563        .625
Third Quarter                             3.063       1.188
Fourth Quarter                            4.281       1.750


As of March 1, 2002 there were 291 holders of record of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock to date, and the Company does not contemplate payment of cash dividends in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's Board of Directors. There are no non-statutory restrictions on the Company's present or future ability to pay dividends. The Company currently has two outstanding Series of Preferred Stock that has dividend rights that are senior to holders of Common Stock.

Item 6. Selected Financial Data

                                                                        Year Ended December 31,
                                            -----------------------------------------------------------------------------------
                                                   2001            2000            1999             1998             1997
                                                  -----            -----           -----            -----            -----
Sales                                         $ 4,835,297      $ 7,793,517      $ 6,663,230      $ 5,323,601      $ 7,874,813
Gross margin                                      898,891        1,900,027        1,594,124        1,223,135        1,663,317
Unusual charges                                        --               --               --               --       (3,394,406)
Total operating expenses                       (3,439,557)      (3,595,661)      (3,789,306)      (4,096,944)      (8,236,477)
Loss from operations                           (2,540,666)      (1,695,634)      (2,195,182)      (2,873,809)      (6,573,160)
Interest expense - net                            (80,105)        (132,014)      (1,801,646)        (498,514)        (258,912)
Income from legal settlement                           --               --               --               --        6,000,000
Net loss                                       (2,620,771)      (1,827,648)      (3,996,828)      (3,372,323)        (832,072)
Net loss available to common shareholders      (2,775,821)      (2,896,520)      (3,996,828)      (3,372,323)        (832,072)
Net loss per share                                  (0.20)           (0.22)           (0.32)           (0.33)           (0.09)



                                                                        Year Ended December 31,
                                            -----------------------------------------------------------------------------------
                                                   2001            2000            1999             1998             1997
                                                  -----            -----           -----            -----            -----
Total current assets                          $ 3,586,602      $ 5,082,016      $ 4,457,910      $ 4,798,576      $ 5,332,546
Total assets                                    4,161,125        5,945,928        5,696,609        6,351,421        7,071,294
Total current liabilities                       2,003,807        2,143,873        2,019,340        2,198,995        1,540,222
Loans payable to related parties, including
   current portion                                500,000        1,400,000        1,140,000          765,000               --
Note payable, including current portion           178,870               --               --               --               --
Convertible Subordinated Debentures,
   including current portion                       10,000          117,000          117,000        1,881,000        2,181,000
Stockholders' equity                            2,039,557        2,902,055        2,920,269        2,271,426        3,350,072

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company's estimates and assumptions used in the preparation of the financial statements relate to the Company's products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to inventories, equipment and software development costs. (See Notes to Financial Statements, Note 1 - Summary of Significant Accounting Policies.)

Howtek, develops, manufactures, and markets digitizing systems, or "scanners", which convert printed, photographic and other "hard copy" images to digital form for use in the medical, photo finishing, and graphic arts industries. The Company introduced the first "desktop" scanner in 1986, smaller, easier to use and less costly than alternative scanners at that time, helping to make possible the shift to decentralized corporate electronic publishing. Howtek followed with a series of award winning, industry leading products, continuing to improve the quality of digital imaging, and reducing the price and complexity of scanning systems.

Facing diminishing returns in its traditional graphic arts business, Howtek, in the last several years, has heavily invested in technology and product development in the fields of medical and photographic imaging and digitization. After two years of work supporting development-stage OEM customers in the new field of Computer Assisted Detection (CAD) of breast cancer, FDA approvals for sales in the United States of CAD systems incorporating Howtek digitizers were received by two key Howtek OEM customers during the first quarter of 2002. The Company believes such FDA approvals, coupled with newly implemented medical cost reimbursement coverage for procedures utilizing such CAD systems, may contribute to sales growth in this area.

The Company's FotoFunnel photographic scanner solution was introduced by one key OEM in 2000, as part of an Internet-driven photo finishing solution. During 2001, as a result of a general reassessment of the role of the Internet in photo finishing, large retail accounts, in general, elected not to purchase such systems. In response, the Company repositioned its FotoFunnel product line, offering its photographic products to retail photo finishers as an inexpensive way to offer photo images on compact disk (CD) to retail photo customers. Sales of FotoFunnel are expected to increase during 2002.

Howtek has reduced its attention to declining prepress graphic arts markets to concentrate on greater business opportunities in its medical and photographic imaging and digitization markets.

This process has permitted the Company to make significant reductions in those parts of Howtek's overhead and expense structure previously related to the traditional, comparatively low margin, graphic arts business.

In support of its shift in focus to medical and photo processing markets, the Company has (1) updated product lines, introducing industry-leading products in medical and photo processing/Internet markets, (2) migrated from in-house manufacturer to outsourcing to more effectively utilize outside engineering, development, and manufacturing resources, (3) substantially reduced personnel and overhead, and (4) implemented an OEM and large scale systems integrator marketing and sales strategy for primary digitizer markets.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Sales. Sales for the year ended December 31, 2001 were $4,835,297, compared with sales of $7,793,517 for the year ended December 31, 2000. As expected, as a result of the Company's shift in the focus of its business, sales of the Company's prepress and graphic arts products, including related maintenance and repair services, decreased by $1,788,047, from $3,319,407 in 2000 to $1,531,360 in 2001.

The Company continues to emphasize its medical and photographic business opportunities, while managing the decline in its traditional graphic arts business. Sales of the Company's medical imaging products increased from $2,256,312 (29% of sales) for the year ended December 31, 2000 to $2,315,738 (48% of sales) for the year ended December 31, 2001. Howtek's medical product sales are made primarily to the Company's respective "integration partners" or resellers, which add software and other components to Howtek's products to provide full medical imaging solutions to their customers. The Company believes that there has been a softening in the telemedicine and Picture Archiving and Communications Systems (PACS) segments of the medical market place, as customer purchases are being deferred or reconsidered as a result of what is perceived to be an overall softness in the economy. To address this softening the Company has increased the number of resellers offering the Howtek digitizers into the telemedicine and large-scale PACS markets. The increases in resellers are expected to contribute to increase sales of medical products in future periods.

The Company has made a significant investment in time and resources in developing and supporting OEM customers using its digitizers in computer assisted diagnosis of breast cancer systems and applications. The FDA recently approved for sales in the United States, CAD systems incorporating Howtek digitizers offered by two of the Company's OEM customers.

In 2001 the Company introduced its new FilmFunnel(TM) and ImageFunnel(TM) systems for commercial sale. These systems couple Howtek digitizers with image view and media-burning capabilities and includes Howtek's portable MyLivingRecord(TM) image viewing solutions. The Company expects that these systems will offer film libraries, radiology departments and individuals, a cost-effective approach to the duplication, distribution and personal retention of medical images. FilmFunnel and ImageFunnel systems are expected to contribute higher per sales revenues and margins than current digitizer sales, while the MyLivingRecord media component creates the potential for recurring, consumables revenues. These markets, which are new to the Company, are expected by the Company to be comparatively resistant to an increasingly adverse economic environment.

Sales of the Company's FotoFunnelphoto print scanning system decreased from $2,217,798 (28% of sales) for the year ended December 31, 2000 to $988,199 (20%
of sales) for the year ended December 31, 2001. Almost all FotoFunnel sales in 2000 were made to one reseller, which purchased the scanners in connection with an Internet-driven business model that proved unsuccessful. The Company has since established alternative positioning and distribution channels for the FotoFunnel product line, including Noritsu America Corporation, which offers and promotes the FotoFunnel scanner as an accessory with certain of its minilab and photo-finishing products. The Company is now participating in FotoFunnel field evaluation and testing programs with a variety of retail and photo chains and mass merchants which precede purchase decisions by such buyers.

Gross Margin. Gross margin for the year ended December 31, 2001 decreased to 19% from 24% in 2000. This decrease is due to the Company's decision to increase its inventory reserve by $300,000 associated with its prepress and graphic arts product lines. Before the increase in reserve gross margins improved to 25% in 2001 from 24% in 2000, as a result of reduced production overhead and indirect production expenses, associated with the Company's continuing overhead and expense control measures, increased sales of higher margin medical digitizers into the market for computer assisted diagnosis of breast cancer, and increased sales of FotoFunnel products through channels that have higher margins than the Company's original OEM channel.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2001 increased slightly from $709,595 in 2000 to $751,467 in 2001. The Company expects to continue its utilization of outside and contract engineering resources as appropriate.

General and Administrative. General and administrative expenses decreased 4% from $1,165,392 in 2000 to $1,124,710 in 2001. This change results primarily from a decrease in expense associated with the redesign of the Company's Web site incurred in 2000.

Marketing and Sales. Marketing and sales expenses for the year ended December 31, 2001 decreased 9% from $1,720,674 in 2000 to $1,563,380 in 2001. During the second and third quarter of 2001, the Company significantly reduced expenses related to its traditional graphic art business, while increasing medical and FotoFunnel sales expenses.

Interest Expense. Net interest for the year ended December 31, 2001 decreased 39%, from $132,014 in 2000 to $80,105 in 2001. This decrease is due primarily to a decrease in loan balances and interest rates.

As a result of the foregoing, the Company recorded a net loss of $2,620,771 or $0.20 per share for the year ended December 31, 2001 on sales of $4,835,297 compared to a net loss of $1,827,648 or $0.22 per share in 2000 on sales of $7,793,517.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

Sales. Sales for the year ended December 31, 2000 were $7,793,517, an increase of $1,130,287 or 17% from sales during the year ended December 31, 1999 of $6,663,230. Sales of the Company's medical imaging products increased 50% from $1,508,197 (23% of sales) for the year ended December 31, 1999 to $2,256,312 (29% of sales) for the year ended December 31, 2000. Sales through system integrators and resellers, including General Electric Medical Systems and Konica Medical Imaging, Inc., contributed to increased sales in 2000. The Company's medical product sales also benefited from demand by key OEM customers involved in computer-assisted detection of breast cancer. These customers marketed systems including Howtek digitizers outside the United States while seeking FDA approval to sell domestically. A key objective over the coming quarters was to add additional, qualified OEM and systems integration resellers.

In 2000 the Company began commercial shipments of its FotoFunnel(TM) photographic print scanner line from its third party manufacturing supplier. FotoFunnel sales were $2,217,798 (28% of sales), with virtually all sales made to Telepix Imaging, Inc., a member of the Gretag Imaging Group. During the third quarter the Company reduced production of its FotoFunnel print scanner to implement new design features, and deliver enhanced scanner units. Several engineering design and manufacturing changes which offered increase scanning speed, improved customer workflow and generally enhanced scanner performance were achieved during the third quarter.

Sales of the Company's prepress and graphic arts products, including related maintenance and repair services, decreased 36% from $5,155,033 (77% of sales) in 1999 to $3,319,407 (43% of sales) in 2000. This decline reflected increased competition in the market for the Company's graphic arts scanners, and a decision by the Company not to renew a distribution agreement under which it could redistribute flatbed scanners manufactured by Scanview, A/S. This reduction in sales was acute during the fourth calendar quarter of 2000, as the Company reduced and focused its prepress and graphic arts sales channels, eliminating a number of previous dealers and distributors.

Gross Margin. Gross margin for the year ended December 31, 2000 remained steady from 1999, at 24% of sales, in spite of a decision by the Company to increase inventory reserves associated with its prepress and graphic arts product lines from $200,175 to $361,931.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2000 decreased 11% from $799,960 in 1999 to $709,595 in 2000. The overall decrease in engineering and product development costs resulted primarily from reductions in manpower.

General and Administrative. General and administrative expense decreased 9% from $1,286,895 in 1999 to $1,165,392 in 2000. During the first quarter of 1999 the
Company established reserves of $186,662 to permit the Company to take back discontinued HiDemand(TM) 400 graphic arts scanner products to encourage resellers and customers to acquire its Scanview line of products and a non-recurring expense of $21,142 associated with the write off of tooling and inventories associated with the discontinued HiDemand 400 product. Giving effect to the HiDemand 400 reserve and write down for the year ended December 31, 1999, the general and administrative expenses increased 8%, from $1,079,091 in 1999 compared to $1,165,392 for the comparable period in 2000. The increase was due primarily to the expense incurred to redesign the Company's Web site.

Marketing and Sales. Marketing and sales expenses for the year ended December 31, 2000 increased slightly from $1,702,451 in 1999 to $1,720,674 in 2000. The change resulted from decreases in advertising and promotional expenses in the graphic arts area, where there was an increasing reliance on direct mail and telemarketing to support its sales efforts, while medical sales expenses increased and new expenses were incurred relating to the FotoFunnel business.

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

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under a Convertible Note and Revolving Loan and Security Agreement with its Chairman, Mr. Robert Howard, of which

$3,000,000 was available at December 31, 2001. The Company believes that these sources are sufficient to satisfy its cash requirements for the foreseeable future. (See Item 13 - "Certain Relationships and Related Transactions".)

Working capital decreased $1,355,348 from $2,938,143 at December 31, 2000 to $1,582,795 at December 31, 2001. The ratio of current assets to current liabilities at December 31, 2001 and 2000 was 1.8 and 2.4, respectively.

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

During 1999 the Company borrowed $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. The Promissory Notes entitled the payee to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. In September 2001, Mr. Howard converted the outstanding balance, including interest, on the Promissory Notes into 361,474 shares of restricted common stock of the Company

Proposed Merger with ISSI

The Company recently announced that it has entered into a definitive agreement with ISSI, a privately held company based in Boca Raton, Florida, pursuant to which ISSI would merge with and into a subsidiary of Howtek. If the merger is consummated a total of 8,400,000 shares of Howtek common stock will be issued in the merger in exchange for all of the issued and outstanding capital stock of ISSI. In January 2002, ISSI received approval from the U.S. Food and Drug Administration (FDA) to market and sell ISSI's new MammoReader(TM) Computer Aided Detection CAD system in the United States.

Subsequent to completion of the contemplated merger, Howtek's existing film and photo digitizer operations, including engineering, manufacturing management, marketing and support, will be conducted through a wholly owned subsidiary corporation, based at the Company's current headquarters in Hudson, NH. The Company's objective is to continue to grow its medical business, providing industry-leading digitizers to ISSI and to other respected customers.

The completion of the merger is subject to the registration of the shares of Howtek common stock to be issued in the merger under the Securities Act of 1933, as amended, and other customary conditions, including approval of the merger by stockholders of both Howtek and ISSI. It is currently expected that the merger will be consummated by June 30, 2002.

Effect of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for acquired goodwill and intangible assets. Goodwill and indefinite-lived intangible assets will no longer be amortized and will be tested for impairment at least annually. The provisions of SFAS 142 will be effective for the Company in fiscal year 2002. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

Historically, the Company has not had goodwill or acquired other intangible assets. Accordingly, the Company does not expect adoption of these new standards to affect its financial statements as they relate to previous transactions. However, these new standards will affect the accounting for any business combinations initiated after June 30, 2001, including the proposed merger with ISSI.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business". SFAS 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 in the first quarter of fiscal 2002 and is currently reviewing the effects of adopting SFAS 144 on its financial position and results of operations.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors
                                                               Director
Name           Age      Position                                Since
----           ---      --------                               ------
Robert Howard   78      Chairman of the Board, and Director     1984
W. Scott Parr   50      President, Chief Executive Officer
                        and Director                            1998
Ivan Gati       54      Director                                1989
James Harlan    50      Director                                2000
Kit Howard      58      Director                                1999
Brett Smith     32      Director                                2000
Harvey Teich    82      Director                                1988

All persons listed above are currently serving a term of office as directors which continues until the next annual meeting of stockholders.

Robert Howard, the founder and Chairman of the Board of Directors of the Company, was the inventor of the first impact dot matrix printer. Mr. Howard was Chief Executive Officer of the Company from its establishment in 1984 until December of 1993. He was the founder, and from 1969 to April 1980 he served as President and Chairman of the Board, of Centronics Data Computer Corp. ("Centronics"), a manufacturer of a variety of computer printers. He resigned from Centronics' Board of Directors in 1983. From April 1980 until 1983, Mr. Howard was principally engaged in the management of his investments. Commencing in mid-1982, Mr. Howard, doing business as R.H. Research, developed the ink jet technology upon which the Company was initially based. Mr. Howard contributed this technology, without compensation, to the Company. Mr. Howard was Chairman of the Board of Presstek, Inc. ("Presstek"), a public company which has developed proprietary imaging and consumables technologies for the printing and graphic arts industries from June 1988 to September 1998 and served as Chairman Emeritus of the Board from September 1998 to December 2000. In February 1994 Mr. Howard entered into a settlement agreement in the form of a consent decree with the Securities and Exchange Commission (the "Commission") in connection with the Commission's investigation covering trading in the Company's Common Stock by an acquaintance of Mr. Howard and a business associate of such acquaintance. Mr. Howard, without admitting or denying the Commission's allegations of securities laws violations, agreed to pay a fine and to the entry of a permanent injunction against future violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. In addition, in December of 1997, in connection with the Commission's investigation into trading in the securities of Presstek, Mr. Howard, without admitting or denying the Commission's allegations of securities laws violations, agreed to pay a civil penalty of $2,700,000 and to the entry of a final judgement enjoining him future violations of Section 10(b) and 13(a) and Rules 10b-5, 12b-20, 13a-1 and 13a-20 of the Securities Exchange Act of 1934.

W. Scott Parr joined the Company in January 1998, as President and Chief Executive Officer. He was appointed to the Company's Board of Directors in February 1998. Prior to joining Howtek, Mr. Parr served as Divisional Director and a member of the Board of Directors of SABi International Ventures, Inc. in 1997, where he was responsible for restructuring and upgrading certain US companies owned by foreign and venture investors. From 1995 to 1997, Mr. Parr was Chief Executive Officer, General Counsel and Director of Allied Logic Corporation, a start-up venture specializing in proprietary molding and manufacturing technologies. From 1990 to 1995 Mr. Parr was General Counsel and a Director of LaserMaster Technologies, Inc.

Ivan Gati is currently an executive business consultant. Mr. Gati served as Chairman of Turner Management, Inc., a vertically integrated real estate investment company from 1983 to 2000. Mr. Gati is also a member of the Board of Directors of Universal Automation Systems, Inc.

James Harlan has been the Executive Vice President and Chief Financial Officer of HNG Storage Company, a natural gas storage and electric development company since 1998. From 1991 to 1997 Mr. Harlan served as General Manager and Chief Financial Officer of Pacific Resources Group and planning and finance development work with various Australian manufacturing and distribution businesses. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the
Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. He has a PhD in applied economics with an operations research dissertation from Harvard University and a BS in Chemical Engineering from Washington University.

Kit Howard holds a Bachelor of Science Degree from New York University. She worked in the financial community as a stockbroker from 1980 until 1986. Since then she has assisted Robert Howard, her husband and Chairman of the Company, in his various business enterprises.

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

Harvey Teich is a retired certified public accountant. On January 1, 1992, the accounting firm of Merman & Teich, where Mr. Teich had been a principal for the previous seventeen years, ceased to operate as a partnership. He is a member of the New York state Society for Certified Public Accountants.

Executive Officers and Key Employees

Name                     Age        Position
----                     ---        --------
W. Scott Parr(1)         50      President, Chief Executive Officer,  Director

Richard F. Lehman(2)     64      Vice President, Engineering

Annette L. Heroux(1)     45      Chief Financial Officer

Joseph E. Manseau(2)     45      Vice President, Sales and Marketing

Maurice R. Auger(2)      53      Vice President, Medical Sales
------------------------------
1.   Officer appointed by the Board of Directors.

2.   Key employees


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

Maurice R. Auger joined the Company in October 2000 as Vice President of Medical Sales. Prior to joining the Company Mr. Auger worked from 1983 to 2000 for Cemax-Icon PACS (a Kodak Company) in various positions leading up to his promotion as North East Zone Technical Sales in 1997.

Item 11. Executive Compensation.

The following table provides information on the compensation provided by the Company during fiscal years 2001, 2000 and 1999 to the persons serving as the Company's Chief Executive Officer during fiscal 2001, the Company's most highly compensated executive officers and certain key employees serving at the end of the 2001 fiscal year (named person). Included in this list are only those executive officers and key employees whose total annual salary and bonus exceeded $100,000 during the 2001 fiscal year.

                           SUMMARY COMPENSATION TABLE
                                                                    Securities
                                                                    Underlying
Name and Principal Position                    Year     Salary($)    Option(#)
---------------------------                    ----     ---------    ---------
W. Scott Parr
Chief Executive Officer ...................    2001     145,669       4,000
                                               2000     138,357         -0-
                                               1999     138,197     127,337
Richard F. Lehman
Vice President, Engineering ...............    2001     114,135       4,000
                                               2000     116,986       5,000
                                               1999     112,735       5,000
Joseph E. Manseau
Vice President, Prepress Sales & Marketing.    2001     111,424       4,000
                                               2000     130,271      28,000
                                               1999     126,529      18,410
Maurice R. Auger
Vice President, Medical Sales .............    2001     108,831       4,000
                                               2000      29,153      90,457


                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted by the Company to the named person in 2001.

                                                                                        (4)Potential
                              Individual Grants                                         Realizable Value at
                        Number of    Percent of                                         Assumed Annual
                        Securities   Total Options                                      Rates of Stock
                        underlying   Granted to        Exercise of                      Price Appreciation
                        Options      Employees         Base Price     Expiration        for Option Term
         Name           Granted      in Fiscal Year       ($/Sh)         Date           5%($)      10%($)
         ----           -------      --------------    ------------   ----------        -----      ------
W. Scott Parr            4,000            2%               .95        10/02/2011        2,390       6,056

Joseph E. Manseau        4,000            2%               .95        10/02/2011        2,390       6,056

Richard F. Lehman        4,000            2%               .95        10/02/2011        2,390       6,056

Maurice R. Auger         4,000            2%               .95        10/02/2011        2,390       6,056

All options vested October 2, 2001.

4 The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or non transferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

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

                                                                    Number of
                                                                    Securities                Value of
                                                                    Underlying                Unexercised
                                                                    Unexercised               In-the Money
                                                                    Options at                Options at
                                Shares                              FY-End (#)                FY-End($) (1)
                                Acquired on       Value             Exercisable/              Exercisable/
Name                            Exercise (#)      Realized          Unexercisable             Unexercisable
----                            ------------      --------          -------------             -------------
W. Scott Parr (2)                   0               0               359,157/47,351           142,170/30,305

Joseph E. Manseau (2)               0               0                44,076/10,334               12,458/-0-

Richard F. Lehman (2)               0               0                62,961/ 1,667               13,998/-0-

Maurice R. Auger (2)                0               0                56,957/37,500                2,000/-0-

--------------
(1) Based upon the closing price of the Common Stock on December 31, 2001, of $1.45 per share.

(2) Options granted pursuant to the Company's 1993 Stock Option Plan, as amended.


                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

There is no Compensation Committee or other committee of the Company's Board of Directors performing similar functions. The person who performed the equivalent function in 2001 was Robert Howard, Chairman of the Board under the direction of the Board of Directors. W. Scott Parr, Chief Executive Officer and a director, participated in discussions with Mr. Howard during the past completed fiscal year in his capacity as an executive officer in connection with executive officer compensation. During 2001 none of the executive officers of the Company served on the Board of Directors or Compensation Committee of any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

The following table sets forth certain information regarding the Common Stock, Series A and Series B Convertible Preferred Stock of the Company owned on March 1, 2002, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock (ii) each executive officer and key employee named in the Summary Compensation Table,
(iii) each director of the Company, and (iv) all current executive officers and directors as a group. The table also provides information regarding beneficial owners of more than 5% of the outstanding shares of the Company's Series A and Series B Convertible Preferred Stock.

                                                                       Number of Shares
    Name and Address of                          Title                  Beneficially             Percentage
     Beneficial Owner                            of Class               Owned (1) (2)             of Class
     ----------------                            --------              --------------             --------
Robert Howard                                  Common                    3,019,346(3)              19.7%
  145 East 57th Street
  New York, New York 10022
Donald Chapman                                 Common                    1,918,125(4)              11.9%
  8650 South Ocean Drive                       Preferred Series A            4,600                 64.3%
  Jenson Beach, FL 34957                       Preferred Series B              680                 48.6%
W. Scott Parr                                  Common                      525,196(5)               3.3%
  21 Park Avenue                               Preferred Series A              550                  7.7%
  Hudson, NH 03051                             Preferred Series B               50                  3.6%
Edgar Ball                                     Preferred Series B              200                 14.3%
  PO Box 560726
  Rockledge, FL 32956
Dr. Lawrence Howard                            Preferred Series A            1,000                 14.0%
  660 Madison Avenue
  New York, NY 10021
John McCormick                                 Preferred Series A            1,000                 14.0%
  11340 SW Aventine Circus
  Portland, OR 97219
Dr. Herschel Sklaroff                          Preferred Series B              100                  7.1%
  1185 Park Avenue
  New York, NY 10128
John Westerfield                               Preferred Series B              100                  7.1%
  4522 SW Bimini Circle N
  Palm City, FL 34990
Ivan Gati                                      Common                       65,000(6)                 *
James Harlan                                   Common                      104,000(7)                 *
Kit Howard                                     Common                       40,000(8)                 *
Brett Smith                                    Common                       36,024(9)                 *
                                               Preferred Series B               20                  1.4%
Harvey Teich                                   Common                       75,000(10)                *
Richard Lehman                                 Common                       63,961(11)                *
Joseph Manseau                                 Common                       44,076(12)                *
All current executive officers and             Common                    3,907,883(3)&             24.3%
 directors as a group (8 persons)                                       (5) through (10)
                                               Preferred Series A              550                  7.7%
                                               Preferred Series B               70                  5.0%

------------------------------------
     *    Less than one percent

1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2002, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner's percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 1, 2002, have been exercised.

2) Unless otherwise noted, the Company believes that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3) Includes options to purchase 10,000 shares of the Company's Common stock at $1.72 per share. Also, includes 40,000 shares beneficially owned by Mr. Howard's wife.

4) Includes 28,000 shares owned by Mr. Chapman's wife, 460,000 shares of Common Stock issuable upon conversion of 4,600 shares of Series A Convertible Preferred Stock and 340,000 shares of Common Stock issuable upon conversion of 680 shares of Series B Convertible Preferred Stock owned by Mr. Chapman.

5) Includes 11,000 shares owned by Mr. Parr's wife. Also includes options to purchase 275,268 shares of the Company's Common Stock at $1.13 per share, 77,649 shares at $0.81 per share, 2,250 shares at $1.00 per share, 4,000 shares at $0.95 per share and 25,000 shares at $1.75 per share, 55,000 shares of Common Stock issuable upon conversion of 550 shares of Series A Convertible Preferred Stock and 25,000 shares of Common Stock issuable upon conversion of 50 shares of Series B Convertible Preferred Stock owned by Mr. Parr.

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

10) Includes 5,000 shares owned by Mr. Teich's wife in an irrevocable trust. Also includes options to purchase 20,000 of the Company's Common Stock at $1.72 per share, 25,000 shares at $1.50 per share and 25,000 shares at $0.81 per share.

11) Includes 1,000 shares owned by Mr. Lehman's wife. Also includes options to purchase 26,500 of the Company's Common Stock at $1.72 per share, 16,376 shares at $1.13 per share, 7,752 shares at $1.00 per share, 5,000 shares at $0.81 per share, 3,333 shares at $1.75 per share and 4,000 shares at $0.95 per share.

12) Includes options to purchase 3,000 shares of the Company's Common Stock at $1.00 per share, 10,000 shares at $.81 per share, 8,410 shares at $1.13 per share, 18,666 shares at $1.75 per share and 4,000 shares at $0.95 per share.

Item 13. Certain Relationships and Related Transactions.

The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. The Loan Agreement expires January 4, 2003, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made.

In 2001, Mr. Howard converted $1,244,219 principal and accrued interest on advances made under the Convertible Note into 1,071,436 shares of restricted common stock of the Company. As of December 31, 2001 no moneys were owed and the Company had $3,000,000 available for future borrowings under the Loan Agreement.

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

During 1999 the Company borrowed $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. The Promissory Notes entitled the payee to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. In September 2001, Mr. Howard converted the outstanding balance, including interest, on the Promissory Notes into 361,474 shares of restricted common stock of the Company.

As of December 31, 2001, the Company had one lease obligation related to its facility. The lease obligation through September 30, 2002 is approximately $58,875. The Company's principal executive offices and research and development laboratory is leased by the Company from Mr. Robert Howard pursuant to a lease which expires September 30, 2002. Rental expense for the year ended December 31, 2001 was $78,500.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       a) The following documents are filed as part of this Annual Report on Form 10-K:

              i.     Financial Statements - See Index on page 40.

              ii. Financial Statement Schedule - See Index on page 40. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

              iii.   Exhibits

              2.1 Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer.

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

              3(e) Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on September 28, 1999.

              3(f)   By-laws of Registrant [incorporated by reference to Exhibit
                     3.2 to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984].

              10(a) Lease Agreement between the Registrant and its Chairman with respect to premises located at 21 Park Avenue, Hudson, New Hampshire, dated October 1, 1984, [incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement to Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984].

              10(b) Form of Lease Renewal between the Registrant and its Chairman, Robert Howard, with respect to premises located at 21 Park Avenue, Hudson, New Hampshire.

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

              10(i) Certificate of Designation of 7% Series A Convertible Preferred Stock dated December 22, 1999. [incorporated by reference to

                     Exhibit10(i) to the Registrant's Report on Form 10-K for the year ended December 31, 1999].

              10(j) Certificate of Designation of 7% Series B Convertible Preferred Stock dated October 16, 2000 [incorporated by reference to Exhibit 10(j) to the Registrant's Report on Form 10-K for the year ended December 31, 2000].

              23(a)  Consent of BDO Seidman, LLP.

              (b) During the last quarter of the period covered by this Annual Report on Form 10-K the Company filed no reports on Form 8-K.

              (c)    Exhibits - See (a) iii above.

              (d)    Financial Statement Schedule - See (a) ii above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HOWTEK, INC.
Date: March 28  , 2002

                                By: /s/  W. Scott Parr
                                   -------------------------
                                   W. Scott Parr
                                   President, Chief Executive Officer, Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                              Date
---------                          -----                              ----
/s/  Robert Howard            Chairman of the
--------------------------    Board,  Director                    March 28, 2002
Robert Howard


/s/  W. Scott Parr            President, Chief Executive
-------------------------     Officer, Director                   March 28, 2002
W. Scott Parr

/s/  Annette Heroux           Chief Financial Officer, Principal
-------------------------     Accounting Officer                  March 28, 2002
Annette Heroux

/s/  Ivan Gati                Director                            March 28, 2002
-------------------------
Ivan Gati

/s/  James Harlan             Director                            March 28, 2002
-------------------------
James Harlan

/s/  Kit Howard               Director                            March 28, 2002
-------------------------
Kit Howard

/s/  Brett Smith              Director                            March 28, 2002
-------------------------
Brett Smith

/s/  Harvey Teich             Director                            March 28, 2002
-------------------------
Harvey Teich

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants                       41


Balance Sheets
         As of December 31, 2001 and 2000                                42


Statements of Operations
         For the years ended December 31, 2001,
         2000 and 1999                                                   43


Statements of  Stockholders' Equity
         For the years ended December 31, 2001,
         2000 and 1999.                                                  44


Statements of Cash Flows
         For the years ended December 31, 2001,
         2000 and 1999.                                                  45


Notes to Financial Statements                                            46-64


Schedule II - Valuation and Qualifying
         Accounts and Reserves                                           65

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Howtek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of Howtek, Inc. as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Howtek, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO SEIDMAN, LLP

Boston, Massachussetts
February 19, 2002

                                  HOWTEK, INC.

                                 Balance Sheets

                                                                        December 31,        December 31,
                                                                        ------------        ------------
                                                                           2001                2000
                                                                           -----               -----
                           Assets (note 2)
Current assets:
  Cash and equivalents                                                 $    495,360         $  1,444,771
  Trade accounts receivable net of allowance
    for doubtful accounts of $165,000 in 2001
    and $256,000 in 2000 (note 7)                                           691,415            1,082,783
  Inventory (note 1)                                                      2,363,237            2,443,150
  Prepaid and other                                                          36,590              111,312
                                                                       ------------         ------------
      Total current assets                                                3,586,602            5,082,016
                                                                       ------------         ------------
Property and equipment (note 1):
  Equipment                                                               1,408,347            2,843,818
  Leasehold improvements                                                     41,721               36,821
  Motor vehicles                                                                 --                6,050
                                                                       ------------         ------------
                                                                          1,450,068            2,886,689
  Less accumulated depreciation and amortization                          1,118,685            2,398,553
                                                                       ------------         ------------
      Net property and equipment                                            331,383              488,136
                                                                       ------------         ------------
Other assets (note 1):
  Software development costs, net                                           230,247              350,550
  Debt issuance costs, net                                                       --               16,965
  Patents, net                                                               12,893                8,261
                                                                       ------------         ------------
      Total other assets                                                    243,140              375,776
                                                                       ------------         ------------
      Total assets                                                     $  4,161,125         $  5,945,928
                                                                       ============         ============
                Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                     $  1,026,335         $  1,096,174
  Accrued interest                                                          203,299              244,947
  Accrued expenses                                                          203,064              185,752
  Loans payable to related party (note 2)                                   500,000              500,000
  Convertible subordinated debentures (note 3)                               10,000              117,000
  Current maturities of note payable (note 4)                                61,109                   --
                                                                       ------------         ------------
      Total current liabilities                                           2,003,807            2,143,873

Loans payable to related party (note 2)                                          --              900,000
Note payable, less current maturities (note 4)                              117,761                   --
                                                                       ------------         ------------
      Total liabilities                                                   2,121,568            3,043,873
                                                                       ------------         ------------
Commitments and contingencies (notes 2 and 8)

Stockholders' equity  (notes 2, 3 and 5):
  Convertible preferred stock, $ .01 par value:  authorized
    1,000,000 shares; issued and outstanding
     9,550 in 2001 and 2000, with the aggregate liquidation
     value of $2,215,000 plus 7% annual dividend                                 96                   96
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 15,241,833 in 2001
    and 13,588,126 shares in 2000; outstanding
    15,173,957 in 2001  and 13,520,250 shares in 2000                       152,418              135,881
  Additional paid-in capital                                             57,107,227           55,365,491
  Accumulated deficit                                                   (54,269,920)         (51,649,149)
  Treasury stock at cost (67,876 shares)                                   (950,264)            (950,264)
                                                                       ------------         ------------
      Stockholders' equity                                                2,039,557            2,902,055
                                                                       ------------         ------------
      Total liabilities and stockholders' equity                       $  4,161,125         $  5,945,928
                                                                       ============         ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                                   For the Years Ended December 31,
                                                     ---------------------------------------------------------
                                                        2001                   2000                   1999
                                                        -----                  -----                  -----
Sales (notes 2 and 7)                               $  4,835,297           $  7,793,517           $  6,663,230
Cost of sales                                          3,936,406              5,893,490              5,069,106
                                                    ------------           ------------           ------------
Gross margin                                             898,891              1,900,027              1,594,124
                                                    ------------           ------------           ------------
Operating expenses:
  Engineering and product development                    751,467                709,595                799,960
  General and administrative                           1,124,710              1,165,392              1,286,895
  Marketing and sales                                  1,563,380              1,720,674              1,702,451
                                                    ------------           ------------           ------------
      Total operating expenses                         3,439,557              3,595,661              3,789,306
                                                    ------------           ------------           ------------
Loss from operations                                  (2,540,666)            (1,695,634)            (2,195,182)

Interest expense - net (includes $114,952,
    $145,979 and $104,486, respectively,
     to related parties) (note 3)                        (80,105)              (132,014)            (1,801,646)
                                                    ------------           ------------           ------------
Net loss                                              (2,620,771)            (1,827,648)            (3,996,828)

Preferred dividends                                      155,050                 72,589                     --
Accreted dividends                                            --                996,283                     --
                                                    ------------           ------------           ------------
Net loss available to common shareholders           $ (2,775,821)          $ (2,896,520)          $ (3,996,828)
                                                    ============           ============           ============
Net loss per share (note 5)
       Basic and diluted                            $      (0.20)          $      (0.22)          $      (0.32)

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                                13,950,119             13,373,086             12,660,613

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                       Statements of Stockholders' Equity

                                                     Preferred Stock                     Common Stock
                                             ------------------------------    -------------------------------    Additional
                                               Number of                         Number of                          Paid-in
                                             Shares Issued     Par Value       Shares Issued      Par Value         Capital
                                             --------------   -------------    ---------------  --------------  ----------------
Balance at December 31, 1998                           --      $         --        11,128,082     $    111,281     $ 47,938,799

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures (note 3)                     --                --         1,764,000           17,639        3,417,519

Issuance of comon stock relative
  to conversion of loans payable to
  related parties (note 2 (b))                         --                --           200,326            2,003          223,363

Issuance of common stock in lieu of
  payment of accounts payable                          --                --           195,090            1,951          187,233

Issuance of common stock pursuant
 to incentive stock option plan                        --                --            27,166              272           39,988

Issuance of common stock for
  payment of interest to investors                     --                --            15,878              159           38,544

Issuance of preferred stock relative
  to conversion of loans payable to
  investors (note 5 (a))                            6,900                69                --               --          689,931

Issuance of stock subscription warrant
  for services (note 5 (d))                            --                --                --               --           27,000

Net loss                                               --                --                --               --               --
                                             ------------      ------------      ------------     ------------     ------------
Balance at December 31, 1999                        6,900                69        13,330,542          133,305       52,562,377

Issuance of common stock pursuant
 to incentive stock option plan                        --                --           131,822            1,318          143,619

Issuance of common stock for payment
 of dividends to investors (note 5 (a))                --                --            25,762              258           72,010

Issuance of common stock relative to
  conversion of preferred stock (note 2)           (1,000)              (10)          100,000            1,000             (990)

Issuance of preferred stock to
  investors (note 5 (a))                            3,650                37                --               --        1,624,963

Issuance of stock subscription warrant
  for services (note 5 (d))                            --                --                --               --           39,818

Preferred stock dividends (note 5 (a))                 --                --                --               --          (72,589)

Accreted dividends (note 5 (a))                        --                --                --               --          996,283

Net loss                                               --                --                --               --               --
                                             ------------      ------------      ------------     ------------     ------------
Balance at December 31, 2000                        9,550                96        13,588,126          135,881       55,365,491

Issuance of common stock pursuant
 to incentive stock option plan                        --                --           118,832            1,188          151,071

Issuance of common stock relative
 to conversion of loan payable to
 related parties (note 2)                              --                --         1,432,910           14,329        1,591,364

Issuance of common stock for payment
 of dividends to investors (note 5 (a))                --                --           101,965            1,020          154,351

Preferred stock dividends (note 5 (a))                 --                --                --               --         (155,050)

Net loss                                               --                --                --               --               --
                                             ------------      ------------      ------------     ------------     ------------
Balance at December 31, 2001                        9,550      $         96        15,241,833     $    152,418     $ 57,107,227
                                             ============      ============      ============     ============     ============

See accompanying notes to financial statements.

                                             Accumulated         Treasury       Stockholders'
                                              Deficit             Stock           Equity
                                             -------------    -------------    -------------
Balance at December 31, 1998                 $(44,828,390)     $   (950,264)     $  2,271,426

Issuance of common stock relative
  to conversion of Convertible
  Subordinated Debentures (note 3)                     --                --         3,435,158

Issuance of comon stock relative
  to conversion of loans payable to
  related parties (note 2 (b))                         --                --           225,366

Issuance of common stock in lieu of
  payment of accounts payable                          --                --           189,184

Issuance of common stock pursuant
 to incentive stock option plan                        --                --            40,260

Issuance of common stock for
  payment of interest to investors                     --                --            38,703

Issuance of preferred stock relative
  to conversion of loans payable to
  investors (note 5 (a))                               --                --           690,000

Issuance of stock subscription warrant
  for services (note 5 (d))                            --                --            27,000

Net loss                                       (3,996,828)               --        (3,996,828)
                                             ------------      ------------      ------------
Balance at December 31, 1999                  (48,825,218)         (950,264)        2,920,269

Issuance of common stock pursuant
 to incentive stock option plan                        --                --           144,937

Issuance of common stock for payment
 of dividends to investors (note 5 (a))                --                --            72,268

Issuance of common stock relative to
  conversion of preferred stock (note 2)               --                --                --

Issuance of preferred stock to
  investors (note 5 (a))                               --                --         1,625,000

Issuance of stock subscription warrant
  for services (note 5 (d))                            --                --            39,818

Preferred stock dividends (note 5 (a))                 --                --           (72,589)

Accreted dividends (note 5 (a))                  (996,283)               --                --

Net loss                                       (1,827,648)               --        (1,827,648)
                                             ------------      ------------      ------------
Balance at December 31, 2000                  (51,649,149)         (950,264)        2,902,055

Issuance of common stock pursuant
 to incentive stock option plan                        --                --           152,259

Issuance of common stock relative
 to conversion of loan payable to
 related parties (note 2)                              --                --         1,605,693

Issuance of common stock for payment
 of dividends to investors (note 5 (a))                --                --           155,371

Preferred stock dividends (note 5 (a))                 --                --          (155,050)

Net loss                                       (2,620,771)               --        (2,620,771)
                                             ------------      ------------      ------------
Balance at December 31, 2001                 $(54,269,920)     $   (950,264)     $  2,039,557
                                             ============      ============      ============

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                                      For the Years Ended December 31,
                                                            ----------------------------------------------------
                                                                2001               2000                1999
                                                                ----               ----                ----
Cash flows from operating activities:
  Net loss                                                  $(2,620,771)        $(1,827,648)        $(3,996,828)
                                                            -----------         -----------         -----------
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation                                              242,335             339,818             341,290
      Amortization                                              243,804             283,882             301,457
      Interest relative to conversion of Convertible
          Subordinated Debentures (note 3)                           --                  --           1,671,158
     Compensation expense relative to issue of
         Stock Subscription Warrants (note 5 (d))                    --              39,818              27,000
  Changes in operating assets and liabilities:
      Accounts receivable                                       391,368             318,204             169,094
      Inventory                                                  79,913             206,310             277,622
      Other current assets                                       74,722              33,078             (25,701)
      Accounts payable                                           80,161             (55,306)             77,873
      Accrued interest                                          114,045             145,979              61,327
      Accrued expenses                                           17,633             (58,461)            135,329
                                                            -----------         -----------         -----------
        Total adjustments                                     1,243,981           1,253,322           3,036,449
                                                            -----------         -----------         -----------
      Net cash used by
      operating activities                                   (1,376,790)           (574,326)           (960,379)
                                                            -----------         -----------         -----------
Cash flows from investing activities:
  Patents, software development and other                      (111,168)           (137,140)           (122,135)
  Additions to property and equipment                           (85,582)           (111,773)           (206,466)
                                                            -----------         -----------         -----------
      Net cash used by investing activities                    (196,750)           (248,913)           (328,601)
                                                            -----------         -----------         -----------
Cash flows from financing activities:
  Issuance of common stock for cash                             152,259             144,937              40,260
  Issuance of preferred stock for cash                               --           1,600,000                  --
  Proceeds of loans payable to related parties                  480,000             260,000             632,163
  Proceeds of loans payble to unrelated parties                      --                  --             696,906
  Proceeds of note payable                                      193,492                  --                  --
  Payment of loans payable to related parties                   (80,000)                 --                  --
  Payment of note payable                                       (14,622)                 --                  --
  Payment of convertible subordinated debentures               (107,000)                 --                  --
                                                            -----------         -----------         -----------
     Net cash provided by financing activities                  624,129           2,004,937           1,369,329
                                                            -----------         -----------         -----------
    Increase (decrease) in cash and equivalents                (949,411)          1,181,698              80,349
    Cash and equivalents, beginning of year                   1,444,771             263,073             182,724
                                                            -----------         -----------         -----------
    Cash and equivalents, end of year                       $   495,360         $ 1,444,771         $   263,073
                                                            ===========         ===========         ===========
Supplemental disclosure of cash flow information:
  Interest paid                                             $    10,530         $    10,530         $    10,530
                                                            ===========         ===========         ===========
Non-cash items from financing activities:
  Conversion of loans and accrued interest payable
    to related parties into Common Stock  (note 2)          $ 1,605,693         $        --         $   225,366
                                                            ===========         ===========         ===========
  Conversion of accounts payable into related
     party loan payable                                     $   150,000         $        --         $        --
                                                            ===========         ===========         ===========
  Conversion of accounts payable into
    Common Stock                                            $        --         $    25,000         $   189,184
                                                            ===========         ===========         ===========
  Conversion of  accrued interest payable
    to investors into Common Stock                          $        --         $        --         $    38,703
                                                            ===========         ===========         ===========
  Conversion of loans payable to investors
    into Preferred Stock (note 5 (a))                       $        --         $        --         $   690,000
                                                            ===========         ===========         ===========
  Issuance of common stock relative to conversion
     of Convertible Subordinated Debentures (note 3)        $        --         $        --         $ 3,435,158
                                                            ===========         ===========         ===========
  Conversion of  dividends payable into
    Common Stock                                            $   155,371         $    72,268         $        --
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

     (b)  Inventory

     Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $1,330,000 and $1,033,000, respectively, for 2001 and raw material and finished goods of approximately $1,509,000 and $934,000, respectively, for 2000.

     (c)  Property and Equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years).

     (d)  Debt Issuance Costs

     Debt issuance costs, related to the outstanding Convertible Subordinated Debentures, was amortized over the 15-year term of the Debentures, ending December 2001, using the straight-line method. The debt issuance costs balances are presented net of accumulated amortization, which was $333,971 and $317,006 at December 31, 2001, and 2000, respectively.

                                  HOWTEK, INC.

(1)  Summary of Significant Accounting Policies (continued)

     (e)  Patents

     The costs for patents are being amortized over the estimated useful life of the respective assets using the straight-line method. The patents balances are presented net of accumulated amortization, which was $107,941 and $103,280 at December 31, 2001 and 2000, respectively.

     (f)  Software Development Costs

     Software development costs for application software and application software enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86). The Company capitalized $101,875, $137,140 and $122,135 of internally developed and externally purchased software costs during fiscal 2001, 2000 and 1999, respectively.

     The capitalized software balances are presented net of accumulated amortization, which was $965,693 and $743,515 at December 31, 2001, and 2000, respectively. Capitalized software costs are amortized using the straight-line method over their estimated economic life, principally 3 years, commencing when each product is available for general release.

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

     (i)  Warranty Costs

     The Company's products are generally under warranty against defects in material and workmanship from a 90 day to 2year period, depending on the product. Warranty costs were not material in any period presented.

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

     (m)  Income Taxes

     The Company follows the liability method under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

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

     (o)  Stock-Based Compensation

     The Company has not adopted the optional fair value based method for accounting for employee stock compensation plans, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". See Note 5 - Stockholders' Equity.

                                  HOWTEK, INC.

(1)  Summary of Significant Accounting Policies (continued)

     (p)  Advertising

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $151,000, $134,000 and
     $143,000, respectively.

     (q)  New Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for acquired goodwill and intangible assets. Goodwill and indefinite-lived intangible assets will no longer be amortized and will be tested for impairment at least annually. The provisions of SFAS 142 will be effective for the Company in fiscal year 2002. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

     Historically, the Company has not had goodwill or acquired other intangible assets. Accordingly, the Company does not expect adoption of these new standards to affect its financial statements as they relate to previous transactions. However these new standards will affect the accounting for any business combinations initiated after June 30, 2001.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business". SFAS 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 in the first quarter of fiscal 2002 and is currently reviewing the effects of adopting SFAS 144 on its financial position and results of operations.

     (r)  Financial Statements

     Certain balances in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

                                  HOWTEK, INC.

(2)  Related Party Transactions

     (a)  Loan Payable to Principal Stockholder

     The Company has a Convertible Revolving Credit Promissory Note ("the Convertible Note") and Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. The Loan Agreement expires January 4, 2003, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. The Convertible Note entitles Mr. Howard to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made.

     In 2001, Mr. Howard converted $1,244,219 principal and accrued interest of advances made under the Convertible Note into 1,071,436 shares of restricted common stock of the Company. As of December 31, 2001 no moneys were owed and the Company had $3,000,000 available for future borrowings under the Loan Agreement.

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

     During 1999 the Company borrowed $310,000 from Mr. Robert Howard, pursuant to Convertible Promissory Notes (the "Promissory Notes"). Under the terms of the Promissory Notes the Company agreed to pay interest at a fixed rate of 7% per annum. The Promissory Notes entitled the payee to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. In September 2001, Mr. Howard converted the outstanding balance, including interest, on the Promissory Notes into 361,474 shares of restricted common stock of the Company.

     (b)  Loan Payable to Related Party

     In 1998 the Company borrowed $200,000 from Dr. Lawrence Howard, son of the Company's Chairman, Robert Howard, pursuant to Secured Demand Notes and Security Agreements (the "Notes"). Principal of these notes were due and payable in full, together

                                  HOWTEK, INC.

(2)  Related Party Transactions (continued)

     (b)  Loan Payable to Related Party (continued)

     with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
     (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. Payment of the Notes was secured by a security interest in certain assets of the Company.

     In the fourth quarter of 1999 the Company consummated an agreement with Dr. Lawrence Howard to convert the Notes and interest accrued into 200,326 shares of restricted common stock, par value $.01 per share of the Company (the "Common Stock"). The number of shares issued was determined using the market price of the Company's stock at the date of conversion.

     (c)  Premises Lease and Other Expenses

     The Company conducts its operations in premises owned by Mr. Robert Howard, pursuant to a lease which expires September 30, 2002. As of December 31, 2001, future minimum lease payments under this lease are $58,875 for 2002. The Company is required to pay real estate taxes, provide insurance and maintain the premises.

     (d)  Related Party Sales

     During the years ended December 31, 2000 and 1999, the Company sold engineering services totaling $24,456 and $93,045, respectively, to Presstek, Inc., which Mr. Howard was the Chairman Emeritus of the Board through December 2000. There were no sales to Presstek, Inc. in 2001.

     (e)  Sales and Issues of Securities

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

     (e)  Sales and Issues of Securities (continued)

     any combination thereof. Interest paid in shares of the Company's common stock will be paid at the greater of $1.00 per share or the average per share closing market price at the time each interest payment is due. The Promissory Note entitled the payee to convert outstanding principal due into shares of the Company's common stock at $1.00 per share, which was the market price of the Company's stock at the date the Promissory Notes were issued. On December 31, 1999, the Company consummated an agreement with Mr. Parr to convert the Promissory Note into shares of 7.0% Series A convertible preferred stock, par value $.01 per share, of the Company (the "Preferred Stock") and converted the interest accrued into shares of its common stock, par value $.01 per share (the "Common Stock"). (See also Note 5.)

(3)  Convertible Subordinated Debentures

     The Company has 9% Convertible Subordinated Debentures (the "Debentures"), which became due December 1, 2001. Interest on the Debentures is payable semi-annually on June 1 and December 1. The Debentures were convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events.

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

     In the first quarter of 1999, Debentures in the principal amount of $1,764,000 were converted into 1,764,000 shares of Common Stock, at the conversion price of $1.00 per share. Interest expense and corresponding credit to additional paid-in capital of $1,671,158 was recorded relative to the conversion of Convertible Subordinated Debentures as required in terms of SFAS No. 84. As of December 31, 2000, the Company's outstanding balance on its Debentures was $117,000. In December 2001, $107,000 of its
     Debentures were presented for payment. As of December 31, 2001 the Company's outstanding balance on its Debentures was $10,000.

                                  HOWTEK, INC.

(4)  Note Payable

     During 2001 the Company entered into a financing agreement with a supplier to purchase $193,492 of components, pursuant to a note payable (the "Note"). Principal on the Note is payable over 36 months starting October 1, 2001. Under the terms of the Note the Company agreed to pay interest at a fixed rate of 7% per annum. As of December 31, 2001, the Company owed $178,870 pursuant to the Note. Principal payments are due as follows:
     December 31, 2002 - $61,109, December 31, 2003 - $65,526, December 31, 2004
     - $52,235.

(5)  Stockholders' Equity

     (a)  Preferred Stock

     On December 22, 1999 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The number of shares initially constituting the Series A Preferred Stock was 10,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series A Preferred Stock. The holders of the shares of Series A Preferred Stock shall vote together with the Common Stock as a single class on all actions to be voted on by the stockholders of the Company. Each share of Series A Preferred Stock shall entitle the holder thereof to such number of votes per share on each such action as shall equal the number of whole shares of Common Stock into which each share of Series A Preferred Stock is then convertible. The holders shall be entitled to notice of any stockholder's meeting in accordance with the By-Laws of the Company. Each share of Series A Preferred Stock is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series A Preferred Stock being converted by $1.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series A Preferred Stock by paying cash equal to $100 per share together with any accrued and unpaid dividends (the "Redemption Price"). The Redemption Price shall be subject to appropriate adjustment by the Board of Directors of similar division of shares of Series A Preferred Stock or reverse split or similar combination of the Series A Preferred Stock. In the event the Company shall liquidate, dissolve or wind up, no distribution shall be made to the holders of shares of Common Stock unless, prior thereto the holders of shares of Series A Preferred Stock shall have received $100 per share (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated

                                  HOWTEK, INC.

(5)  Stockholders' Equity (continued)

     (a)  Preferred Stock (continued)

     but unpaid dividends. The holders of shares of Series A Preferred Stock, in preference to the holders of shares of Common Stock, shall be entitled to receive cumulative dividends of $7.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series A Preferred. Dividends are payable annually, in arrears, on the last day of December in each year.

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

     On October 19, 2000 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The number of shares initially constituting the Series B Preferred Stock was 2,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series B Preferred Stock. The holders of the shares of Series B Preferred Stock have no voting rights other than is required by law. Each share of Series B Preferred Stock, is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series B Preferred Stock being converted by $2.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series B Preferred Stock by paying cash equal to $1,000 per share together with any accrued and unpaid dividends (the "Redemption Price"). The Redemption Price shall be subject to appropriate adjustment by the Board of Directors of similar division of shares of Series B Preferred Stock or reverse split or similar combination of the Series B Preferred Stock. In

                                  HOWTEK, INC.

(5)  Stockholders' Equity (continued)

     (a)  Preferred Stock (continued)

     the event the Company shall liquidate, dissolve or wind up, no distribution shall be made to the holders of shares of Common Stock unless, prior thereto, the holders of shares of Series B Preferred Stock shall have received $1,000 per share (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series B Preferred Stock, in preference to the holders of shares of Common Stock, shall be entitled to receive cumulative dividends of $70.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series B Preferred. Dividends are payable annually, in arrears, on the last day of December in each year.

     In October 2000 the Company sold, in private transactions, a total of 1,400 shares of its 7% Series B Convertible Preferred Stock ($.01 per share par value), at $1,000 per share, consisting of 1,350 shares to unrelated parties, and 50 shares to Mr. W. Scott Parr, for gross proceeds of $1,400,000.

     The 1,400 shares of 7% Series B Convertible Redeemable Preferred Stock were issued with a conversion price below the Company's Common Stock quoted value and as a result accreted dividends of $996,283 were recorded and included in the net loss per share calculation for the year ended December 31, 2000.

     (b)  Stock Options

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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value- based method prescribed in SFAS No. 123. The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001: no dividends paid;

                                  HOWTEK, INC.

(5)  Stockholders' Equity (continued)

     (b)  Stock Options (continued)

     expected volatility of 75.9%; risk-free interest rates of 4.78%, and 3.87%; and expected lives of 1 and 4 years. The weighted-average assumptions used for grants in 2000 were: no dividends paid; expected volatility of 76%; risk-free interest rates of 6.62% and 5.96%; and expected lives from 4 and 5 years. The weighted-average assumptions used for grants in 1999 were: no dividends paid; expected volatility of 45.8%; risk-free interest rates of 5.79%, 5.88% and 5.99%; and expected lives of 3 to 5 years.

     Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                             2001                 2000                1999
                             ----                 ----                ----
     Net loss available to common shareholders

       As reported        $(2,775,821)        $(2,896,520)        $(3,996,828)
       Pro forma          $(2,918,031)        $(3,037,055)        $(4,101,278)

     Basic and diluted loss per share

       As reported        $      (.20)        $      (.22)        $      (.32)
       Pro forma          $      (.21)        $      (.23)        $      (.32)

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

                                  HOWTEK, INC.

(5)  Stockholders' Equity (continued)

     (b)  Stock Options (continued)

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

     The Howtek, Inc. 2001 Stock Option Plan, ("The 2001 Plan").

     The 2001 Plan was adopted in August 2001, at the Annual Meeting of Stockholders at which the Stockholders voted to replace the 1993 plan which had no further stock available for grant. The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,200,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the 2001 Plan vest 100% over periods extending from six months to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.

                                  HOWTEK, INC

(5)  Stockholders' Equity (continued)

     (b)  Stock Options (continued)

     A summary of stock option (incentive and non-qualifying) activity is as follows:

                                            Option         Price range      Weighted
                                            Shares          per share       Average
                                          ----------------------------------------------------
       Outstanding, January 1, 1999       1,007,116         $1.00-$1.81          $1.27
       Granted                              505,922         $ .81-$1.13          $ .94
       Exercised                            (27,166)        $ .81-$1.72          $1.48
       Cancelled                           (202,298)        $ .81-$1.81          $1.23
                                          ----------------------------------------------------

       Outstanding, December 31, 1999     1,283,574         $ .81-$1.81          $1.22
       Granted                              401,179         $1.37-$1.75          $1.74
       Exercised                           (131,822)        $ .81-$1.72          $1.10
       Cancelled                           (127,442)        $ .81-$1.81          $1.15
                                          ----------------------------------------------------

       Outstanding, December 31, 2000     1,425,489         $ .81-$1.81          $1.31
       Granted                              197,000         $ .95-$3.00          $1.21
       Exercised                           (118,832)        $ .81-$1.72          $1.28
       Cancelled                            (27,068)        $ .81-$1.75          $1.42
                                          ----------------------------------------------------

       Outstanding, December 31, 2001     1,476,589         $ .81-$3.00          $1.28
                                          ====================================================
     Exercisable at year-end
                       1999                 642,772         $ .81-$1.81          $1.21
                       2000                 678,417         $ .81-$1.81          $1.28
                       2001               1,078,641         $ .81-$3.00          $1.27

     Available for future grants
                       2001               1,200,000

     The weighted-average fair value of options granted during the year was $0.61 per option for 2001, $1.15 per option for 2000 and $0.42 per option for 1999.

     The   weighted-average   remaining   contractual   life  of  stock  options
     outstanding for all plans at December 31, 2001 was 7.6 years.

                                  HOWTEK, INC.

(5)  Stockholders' Equity (continued)

     (b)  Stock Options (continued)

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                  $       .81          $      1.00          $      1.50
                                                                           to                  to                   to
     Range of Exercise Prices:                                    $       .95          $      1.13          $      3.00
                                                                  ------------------------------------------------------
     Outstanding options:
     Number outstanding at December 31, 2001                          490,336              431,626              554,627
     Weighted average remaining contractual life (years)                  8.4                  6.5                  7.7
     Weighted average exercise price                              $       .86          $      1.12          $      1.78

     Exercisable options:
     Number outstanding at December 31, 2001                          335,485              354,783              388,373
     Weighted average remaining contractual life (years)                  8.0                  6.6                  7.3
     Weighted average exercise price                              $       .84          $      1.12          $      1.79


     (c)  Earnings per Share

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. Conversion of the subordinated debentures and other convertible debt and preferred stock and assumed exercise of options and warrants are not included in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. The following table summarizes the common stock equivalent of securities that were outstanding as of December 31, 2001, 2000 and 1999, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                       2001              2000               1999
                                                       ----              ----               ----
     Stock options                                  1,476,589          1,425,489          1,283,574
     Stock warrants                                    57,000             57,000             50,000
     Convertible Subordinated Debentures                   --              6,158              6,158
     Convertible Revolving Promissory Note                 --            393,607            294,399
     Convertible Promissory Note                           --            310,000            310,000
     Convertible Series A Preferred Stock             815,000            815,000                 --
     Convertible Series B Preferred Stock             700,000            700,000                 --

                                  HOWTEK, INC.

(5)  Stockholders' Equity (continued)

     (d)  Stock Subscription Warrants

     In December, 1999 the Company issued a common stock purchase warrant (the "Warrant") to the company (the "Manufacturer") responsible for the assembly of the Company's MultiRAD(TM) medical film digitizer, as part of its manufacturing agreement. The Warrant entitles the Manufacturer to purchase from the Company up to 50,000 shares of the Company's common stock at $2.50 per share. The Manufacturer may exercise the Warrant at any time or from time to time on or prior to December 31, 2004. The Company estimated the fair value of the Warrant at the date of issue to be $54,000 using the Black-Scholes option-pricing model. Accordingly, the value of the Warrant was expensed over the two- year period of the agreement.

     During 2000 the Company issued a common stock purchase warrant (the "New Warrant") to the company (the "Supplier") responsible for software
     development  of  certain  of  the  Company's  software,   as  part  of  its
     development agreement entered into in 2000. The Warrant entitles the Supplier to purchase from the Company up to 7,000 shares of the Company's common stock at $3.00 per share. The Supplier may exercise the Warrant at any time or from time to time on or prior to February 28, 2005. The Company estimated the fair value of the Warrant at the date of issue to be $12,818 using the Black-Scholes option-pricing model. The value of the Warrant was expensed in 2000.

(6)  Income Taxes

     As a result of the 2001, 2000 and 1999 losses, no income tax expense was incurred for these years.

     Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax liabilities (assets) are comprised of the following at December 31:



                                                          2001                    2000
                                                          ----                    ----
     Inventory (Section 263A)                         $   (155,000)          $   (105,000)
     Inventory reserves                                   (136,000)              (123,000)
     Receivable reserves                                   (56,000)               (87,000)
     Other accruals                                        (18,000)               (18,000)
     Accumulated depreciation                                1,000                (14,000)
     Tax credits                                        (2,388,000)            (2,317,000)
     NOL carry forward                                 (14,222,000)           (15,232,000)
                                                      ------------           ------------
     Gross deferred tax asset                          (16,974,000)           (17,896,000)
                                                      ------------           ------------
     Deferred tax assets valuation allowance          $ 16,974,000           $ 17,896,000
                                                      ------------           ------------
     Net deferred tax assets                          $       -0 -           $        -0-
                                                      ============           ============

                                  HOWTEK, INC.

(6)  Income Taxes (continued)

     As of December 31, 2001, the Company has net operating loss carryforwards totaling approximately $41,800,000. The amount of the net operating loss carryforwards, which may be utilized in any future period, may be subject to certain limitations based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating loss expiration period:

                   Expiration date      Amount of remaining NOL
                          2002               8,900,000
                          2003               3,300,000
                          2004               4,200,000
                          2005               2,200,000
                          2006               2,200,000
                          2007                 300,000
                          2008                 600,000
                          2009                 100,000
                          2010               4,000,000
                          2011               4,400,000
                          2012               2,300,000
                          2018               3,600,000
                          2019               2,200,000
                          2020               1,400,000
                          2021               2,100,000

     In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,388,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2021.

(7)  Sales Information

     (a)  Geographic Information

     The Company's sales are made to U.S. distributors, dealers and to foreign distributors of computer and related products. Total export sales, which includes sales made to a U.S. based international distributor of computer and related products, were $944,000 or 20% of total sales in 2001, $3,243,000 or 42% of total sales in 2000 and $740,000 or 11% of total sales in 1999.

                                  HOWTEK, INC.

(7)  Sales Information (continued)

     (a)  Geographic Information (continued)

     The Company's principal concentration of export sales was in Australia, which accounted for 35% of 2001 export sales. In 2000, with the addition of a large OEM customer, the Company's principal concentration of export sales was in Canada, which accounted for 71% of export sales. The Company's principal concentration of export sales had been in Europe with 41% of export sales in 1999. The balance of the export sales was into the Far East, Mexico and Central America.

     As of December 31, 2001 and 2000 the Company had outstanding receivables of $136,000 and $601,000, respectively, from distributors of its products who are located outside of the United States.

     (b)  Major Customers

     During the years ended December 31, 2001 and 1999, the Company had no major customers. In 2000 the Company had one major customer that operated as an OEM, with sales of $2,062,955 (or 26% of sales) and an accounts receivable balance of $428,994 at December 31, 2000.

     (c)  Product Information

     The Company's revenues by product line are as follows:

     For the year ended December 31,      2001           2000           1999
                                          ----           ----           ----
             Medical imaging           $2,315,738     $2,256,312     $1,508,197
             FotoFunnel                   988,199      2,217,798             --
             Graphic arts               1,531,360      3,319,407      5,155,033
                                       ----------     ----------     ----------
               Total                   $4,835,297     $7,793,517     $6,663,230
                                       ==========     ==========     ==========

(8)  Commitments and Contingencies

     As of December 31, 2001, the Company had one lease obligation related to its facility. The lease obligation for 2002 is approximately $58,875. The Company's principal executive offices and research and development laboratory is leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors pursuant to a lease which expires September 30, 2002. Rental expense for all leases for the years ended December 31, 2001, 2000 and 1999 was $78,500, $78,500 and $93,740, respectively.

                                  HOWTEK, INC.

(9)  Financial instruments

     The  carrying  amounts  of  financial   instruments,   including  cash  and
     equivalents, accounts receivable, accounts payable, accrued expenses, demand notes payable to related parties and convertible debentures and other convertible debt approximated fair value as of December 31, 2001 and 2000, due to either short maturity or terms similar to those available to similar companies in the open market.


(10)     Quarterly Financial Data (unaudited)

                             Net          Gross           Net            Loss
     2001                   sales         profit          loss         per share
     ----                ----------    -----------    -----------     ---------
     First quarter       $1,513,604    $  392,141     $ (639,591)     $  (0.05)
     Second quarter      $  932,160    $  146,627     $ (797,943)     $  (0.06)
     Third quarter       $1,139,025    $  302,348     $ (548,205)     $  (0.04)
     Fourth quarter      $1,250,508    $   57,775     $ (635,032)     $  (0.05)

     2000
     ----
     First quarter       $1,517,518    $  352,557     $ (564,464)     $  (0.04)
     Second quarter      $1,957,638    $  597,126     $ (257,501)     $  (0.02)
     Third quarter       $2,760,773    $  783,229     $ (175,627)     $  (0.01)
     Fourth quarter      $1,557,588    $  167,115     $ (830,056)     $  (0.14)


(11) Subsequent Event

     The Company recently announced that it has entered into a definitive agreement with Intelligent Systems Software Inc. ("ISSI"), a privately held company based in Boca Raton, Florida, pursuant to which ISSI would merge with and into a subsidiary of Howtek. If the merger is consummated, a total of 8,400,000 shares of Howtek common stock will be issued in the merger in exchange for all of the issued and outstanding capital stock of ISSI. In January 2002, ISSI received approval from the U.S. Food and Drug Administration (FDA) to market and sell ISSI's new MammoReader(TM) Computer Aided Detection CAD system in the United States.

     Subsequent to completion of the contemplated merger, Howtek's existing film and photo digitizer operations, including engineering, manufacturing management, marketing and support, will be conducted through a wholly owned subsidiary corporation, based at the Company's current headquarters in Hudson, NH. The Company's objective is to continue to grow its medical business, providing industry-leading digitizers to ISSI and to other respected customers.

                                  HOWTEK, INC.

(11) Subsequent Event (continued)

     The completion of the merger is subject to the registration of the shares of Howtek common stock to be issued in the merger under the Securities Act of 1933, as amended, and other customary conditions, including approval of the merger by stockholders of both Howtek and ISSI. It is currently expected that the merger will be consummated by June 30, 2002.

                                  HOWTEK, INC.

          Schedule II - Valuation and Qualifying Accounts and Reserves

               Col. A                    Col. B       Col. C            Col. D         Col. E
-----------------------------------------------------------------------------------------------
                                        Balance at   Charged to                       Balance
                                        Beginning     Cost and                        at end
             Description                 of Year      Expenses      Deductions        of Year
-----------------------------------------------------------------------------------------------
Year End December 31, 2001:
 Allowance for Doubtful Accounts         $ 255,999     $  50,845    $ 141,844 (1)     $165,000
 Inventory Reserve                       $ 361,931     $ 379,285    $  41,216 (2)     $700,000

Year End December 31, 2000:
 Allowance for Doubtful Accounts         $ 150,500     $ 105,499    $       - (1)     $255,999
 Inventory Reserve                       $ 200,175     $ 289,370    $ 127,614 (2)     $361,931

Year End December 31, 1999:
 Allowance for Doubtful Accounts         $ 118,349     $ 281,312    $ 249,161 (1)     $150,500
 Inventory Reserve                       $ 101,553     $ 117,583    $  18,961 (2)     $200,175

(1)  Represents the amount of accounts charged off.

(2)  Represents inventory written off and disposed of.