Form 10-Q
period 2002-03-31
HOWTEK INC
filed 2002-05-13
CIK 749660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

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

                                 NotApplicable
     (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES |X| NO |_|.

      As of the close of business on May 8, 2002 there were 15,544,844 shares outstanding of the issuer's Common Stock, $.01 par value.

                                  HOWTEK, INC.

                                      INDEX

                                                                            PAGE
PART I FINANCIAL INFORMATION

  Item 1 Financial Statements

         Balance Sheets as of March 31, 2002
          (unaudited) and December 31, 2001                                  3

         Statements of Operations for the three
          month periods ended March 31, 2002 and
          2001 (unaudited)                                                   4

         Statements of Cash Flows for the three month periods
          ended March 31, 2002 and 2001 (unaudited)                          5

         Notes to Financial Statements (unaudited)                           6

  Item 2 Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7-9

  Item 3 Quantitative and Qualitative Disclosures about Market Risk          10

PART II OTHER INFORMATION

  Item 1 Legal Proceedings                                                   10

  Item 2 Changes in Securities and Use of Proceeds                           10

  Item 6 Exhibits and Reports on Form 8-K                                    10

  Signatures                                                                 11

                                  HOWTEK, INC.

                                 Balance Sheets

                                                             March 31, 2002   December 31, 2001
                                                             --------------   -----------------
                          Assets                               (unaudited)        (audited)
Current assets:
  Cash and equivalents                                        $    436,849      $    495,360
  Trade accounts receivable, net of allowance
    for doubtful accounts of $165,000 in 2002 and 2001             311,193           691,415
  Inventory                                                      2,489,579         2,363,237
  Prepaid and other                                                 55,641            36,590
                                                              ------------      ------------
      Total current assets                                       3,293,262         3,586,602
                                                              ------------      ------------

Property and equipment:
  Equipment                                                      1,446,167         1,408,347
  Leasehold improvements                                            41,721            41,721
                                                              ------------      ------------
                                                                 1,487,888         1,450,068
  Less accumulated depreciation and amortization                 1,159,204         1,118,685
                                                              ------------      ------------
      Net property and equipment                                   328,684           331,383
                                                              ------------      ------------

Other assets:
  Deferred merger costs                                             95,466
  Software development costs, net                                  230,264           230,247
  Patents, net                                                      11,490            12,893
                                                              ------------      ------------
      Total other assets                                           337,220           243,140
                                                              ------------      ------------

      Total assets                                            $  3,959,166      $  4,161,125
                                                              ============      ============

           Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                            $  1,215,247      $  1,026,335
  Accrued interest                                                 218,299           203,299
  Accrued expenses                                                 322,687           203,064
  Loans payable to related party                                        --           500,000
  Convertible subordinated debentures                               10,000            10,000
  Current maurities of note payable                                 62,184            61,109
                                                              ------------      ------------
      Total current liabilities                                  1,828,417         2,003,807

Note payable, less current maturities                              101,806           117,761
                                                              ------------      ------------
      Total liabilities                                          1,930,223         2,121,568
                                                              ------------      ------------

Stockholders' equity:
  Convertible preferred stock, $.01 par value: authorized
    1,000,000 shares; issued and outstanding
    8,550 in 2002 and 9,550 in 2001, with the aggregated
    liquidation value of $2,115,000 in 2002 and
    $2,215,000 in 2001, plus 7% annual dividend                         86                96
  Common stock, $ .01 par value:  authorized
    25,000,000 shares; issued 15,597,720 in 2002
    and 15,241,833 shares in 2001; outstanding
    15,529,844 in 2002 and 15,173,957 shares in 2001               155,977           152,418
  Additional paid-in capital                                    57,614,186        57,107,227
  Accumulated deficit                                          (54,791,042)      (54,269,920)
  Treasury stock, at cost (67,876 shares)                         (950,264)         (950,264)
                                                              ------------      ------------
      Total stockholders' equity                                 2,028,943         2,039,557
                                                              ------------      ------------

      Total liabilities and stockholders' equity              $  3,959,166      $  4,161,125
                                                              ============      ============

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Operations

                                                 Three Months      Three Months
                                                March 31, 2002    March 31, 2001
                                                --------------    --------------
                                                 (unaudited)        (unaudited)
Sales                                            $    775,633      $  1,513,604
Cost of sales                                         595,412         1,121,463
                                                 ------------      ------------
Gross margin                                          180,221           392,141
                                                 ------------      ------------
Operating expenses:
  Engineering and product development                 189,756           163,976
  General and administrative                          225,355           306,311
  Marketing and sales                                 267,080           538,065
                                                 ------------      ------------
      Total operating expenses                        682,191         1,008,352
                                                 ------------      ------------
Loss from operations                                 (501,970)         (616,211)

Interest expense - net                                 19,152            23,380
                                                 ------------      ------------
Net loss                                             (521,122)         (639,591)

Preferred dividend                                     36,505            38,762

                                                 ------------      ------------
Net loss available to common stockholders        $   (557,627)     $   (678,353)
                                                 ============      ============

Net loss per share
     Basic and diluted                           $      (0.04)     $      (0.05)

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                             15,251,426        13,564,355

See accompanying notes to financial statements.

                                  HOWTEK, INC.

                            Statements of Cash Flows

                                                          Three Months     Three Months
                                                         March 31, 2002   March 31, 2001
                                                         --------------   --------------
                                                           (unaudited)      (unaudited)
Cash flows from operating activities:
  Net loss                                                  $(521,122)     $  (639,591)
                                                            ---------      -----------
  Adjustments to reconcile net loss
   to net cash used for operating activities:
  Depreciation                                                 40,519           53,392
  Amortization                                                 31,426           62,367
 Changes in operating assets and liabilities:
    Accounts receivable                                       380,222         (266,626)
    Inventory                                                (126,342)        (251,728)
    Other current assets                                      (19,051)          58,434
    Accounts payable                                          188,912          589,743
    Accrued expenses                                            2,652           80,218
                                                            ---------      -----------
      Total adjustments                                       498,338          325,800
                                                            ---------      -----------

      Net cash used for operating activities                  (22,784)        (313,791)
                                                            ---------      -----------

Cash flows from investing activities:
  Additions to patents, software development and other        (30,040)         (32,975)
  Additions to property and equipment                         (37,820)         (33,203)
                                                            ---------      -----------
      Net cash used for investing activities                  (67,860)         (66,178)
                                                            ---------      -----------

Cash flows from financing activities:
  Issuance of common stock for cash                            47,013          137,068
  Proceeds of convertible note payable to principal
    stockholders                                              500,000               --
  Payment of demand note payable to principal
    stockholders                                             (500,000)
  Payment of note payable                                     (14,880)              --
                                                            ---------      -----------
      Net cash provided by financing activities                32,133          137,068
                                                            ---------      -----------

    Decrease in cash and equivalents                          (58,511)        (242,901)
    Cash and equivalents, beginning of period                 495,360        1,444,771
                                                            ---------      -----------
    Cash and equivalents, end of period                     $ 436,849      $ 1,201,870
                                                            =========      ===========

Non-cash items from investing and financing activities:
  Conversion of loan to related party into
     Common Stock                                           $ 500,000      $        --
                                                            =========      ===========

  Accrued dividends on convertible preferred stock          $  36,505      $        --
                                                            =========      ===========

  Accrual of deferred merger costs                          $  95,466      $        --
                                                            =========      ===========

See accompanying notes to financial statements.

                                  HOWTEK, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 2002

(1)   Accounting Policies

      In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Howtek, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)   Loan Payable to Related Party

      The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. Mr. Howard is entitled to convert outstanding advances into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the time each advance is made. In the first quarter of 2002, Mr. Howard advanced $500,000 to the Company under the Loan Agreement. In March 2002, Mr. Howard converted $500,000 of advances made under the Loan Agreement into 215,517 shares of restricted common stock of the Company. As of March 31, 2002 no moneys were owed and the Company had $3,000,000 available for future borrowings under the Loan Agreement.

      The Company had Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. The principal of these Notes was due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. Payment of the Notes was secured by a security interest in certain assets of the Company. In March 2002, the Company repaid the principal balance due in the amount of $500,000 and the Notes were discharged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation, the uncertainty of stockholder and other approvals necessary to consummate the proposed merger with Intelligent Systems Software, Inc. ("ISSI"), the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "demonstrate", "intend", "expect", "estimate", "anticipate", "likely", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Proposed Merger with ISSI

The Company has entered into a plan and agreement of merger with ISSI, a privately held company based in Boca Raton, Florida, pursuant to which ISSI would merge with and into a subsidiary of Howtek. If the merger is consummated a total of 8,400,000 shares of Howtek common stock will be issued in the merger in exchange for all of the issued and outstanding capital stock of ISSI. In January 2002, ISSI received approval from the U.S. Food and Drug Administration (FDA) to market and sell ISSI's new MammoReader(TM) Computer Aided Detection (CAD) system, which incorporates the Howtek digitizer, in the United States.

The Company's plan is to concentrate the sales efforts of the combined company on products relating to the computer-aided detection of breast cancer market, and on complementary markets for its medical film digitizers. In this regard, the Company has already taken certain steps to shift its business focus which has in part been responsible for the reductions during the first quarter of 2002 of sales of products relating to the Company's historic graphic arts business and FotoFunnel(TM) product.

Subsequent to completion of the contemplated merger, Howtek's existing film and photo digitizer operations, including engineering, manufacturing management, marketing and support, will be conducted through a wholly-owned subsidiary corporation, based at the Company's current headquarters in Hudson, NH. The Company's objective is to continue to grow its medical business, providing industry-leading digitizers to customers.

Consistent with the shift in Howtek's business focus, if the merger is consummated the combined company will cease sales of Howtek's prepress and graphics arts products, which will result in a write-off of approximately $2 million in current assets attributable to that business against a current inventory reserve of approximately $700,000.

The completion of the merger is subject to the registration of the shares of Howtek common stock to be issued in the merger under the Securities Act of 1933, as amended, and other customary conditions, including approval of the merger by stockholders of both Howtek and ISSI. It is currently expected that if stockholder approval is obtained the merger will be consummated by June 30, 2002.

Quarter Ended March 31, 2002 compared to Quarter Ended March 31, 2001

Sales. Sales for the three months ended March 31, 2002 were $775,633, compared with sales of $1,513,604 for the quarter ended March 31, 2001. As expected, as a result of the Company's shift in the focus of its business, sales of the Company's prepress and graphic arts products, including related maintenance and repair services, decreased by $400,656, from $580,626 in 2001 to $179,970.

Sales of the Company's medical imaging products decreased from $540,905 in the quarter ended March 31, 2001 to $425,899 in the quarter ended March 31, 2002. Howtek's medical product sales are made primarily to the Company's respective "integration partners" or resellers, which add software and other components to Howtek's products to provide full medical imaging solutions to their customers. The Company believes that there has been a softening in the telemedicine and Picture Archiving and Communications Systems (PACS) segments of the medical market place, as customer purchases are being deferred or reconsidered as a result of what is perceived to be an overall softness in the economy.

Additionally, the Company's announcement of its intention to merge with ISSI, an OEM customer competing in the market for systems providing computer-aided detection of breast cancer, led to delays in anticipated orders from other such OEMs which compete with ISSI. The Company believes that subsequent orders from the CAD market will increase in future quarters.

The Company's FotoFunnel(TM) batch photographic print scanner contributed sales of $169,764 in the first quarter of 2002 compared to sales of $392,073 during the comparable period in 2001. The Company has established distribution channels, including Noritsu America Corporation, which offers and promotes the FotoFunnel scanner as an accessory with certain of its minilab and photo-finishing products. The Company is currently participating in FotoFunnel field evaluation and testing programs with a variety of retail and photo chains and mass merchants which precede purchase decisions by such buyers.

Gross Margins. Gross margins for the three month period ended March 31, 2002 decreased to 23% from 26% in the comparable period in 2001. Gross margins decreased as a result of reduced sales without a corresponding reduction in production overhead and indirect production expenses.

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2002 increased 16% from $163,976 in 2001 to $189,756 in 2002. The increase in engineering and product development costs resulted primarily from increases in the Company's utilization of outside and contract engineering resources required in its new product development. The Company expects engineering and product development costs to increase over the remainder of 2002.

General and Administrative. General and administrative expenses in the three month period ended March 31, 2002 decreased 26% from $306,311 in 2001 to $225,355 in 2002. This change results primarily from a reduction in salaries and a decrease in provision for doubtful accounts.

Marketing and Sales Expenses. Marketing and sales expenses in the three month period ended March 31, 2002 decreased 50% from $538,065 in 2001 to $267,080 in 2002. This decrease is due primarily to a significant reduction in expenses related to the Company's traditional graphic art business, and a decrease in personnel and promotional expenses in its FotoFunnel area, where there is an increasing reliance on marketing through selected OEM customers.

Interest Expense. Net interest expense for the three month period ended March 31, 2002 decreased to $19,152 from $23,380 in 2001. This decrease is due primarily to a decrease in loan balances and interest rates.

As a result of the foregoing, the Company recorded a net loss of $521,122 or $0.04 per share for the three month period ended March 31, 2002 on sales of $775,633 compared to a net loss of $639,591 or $0.05 per share from the same period in 2001 on sales of $1,513,604.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $3,000,000 was available at March 31, 2002.

At March 31, 2002 the Company had current assets of $3,293,262, current liabilities of $1,732,951 and working capital of $1,560,311. The ratio of current assets to current liabilities was 1.9:1

The Company had Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. The principal of these Notes was due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. Payment of the Notes was secured by a security interest in certain assets of the Company. In March 2002, the Company repaid the principal balance due in the amount of $500,000 and the Notes were discharged.

Legal Proceedings

A complaint was filed against the Company and 213 other defendants in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al., Case No. 501CV344. The plaintiff claims the Company and other defendants have infringed a United States patent alleged to cover color reproduction system technology. With respect to the Company, the alleged infringement involves certain of the Company scanners and other products sold to customers in the graphic arts/prepress and photographic markets. The case seeks unspecified damages together with interest, injunctive relief and recovery of reasonable attorney's fees. The Company disputes these claims and intends to defend vigorously this matter. However, the outcome of any litigation is uncertain and an unfavorable outcome could have a material adverse effect on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Not applicable.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed against the Company and 213 other defendants in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al., Case No. 501CV344. The plaintiff claims the Company and other defendants have infringed a United States patent alleged to cover color reproduction system technology. With respect to the Company, the alleged infringement involves certain of the Company scanners and other products sold to customers in the graphic arts/prepress and photographic markets. The case seeks unspecified damages together with interest, injunctive relief and recovery of reasonable attorney's fees. The Company disputes these claims and intends to defend vigorously this matter.

Item 2. Changes in Securities and Use of Proceeds

In March 2002, Mr. Robert Howard converted $500,000 of advances made under the Loan Agreement and represented by a convertible note into 215,517 shares of restricted common stock of the Company. The convertible note and shares of common stock were issued pursuant to the exemption from registration provided by Sections 4(2) and 3(a)(9) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b) A report on Form 8-K was filed during the quarter for which this report is filed under items 5 and 7 to report the Company's execution of a definitive agreement to acquire ISSI.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Howtek, Inc.
                                                      (Company)


Date: May 13, 2002                       By: /s/ W. Scott Parr
     -------------------------               -----------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director


Date: May 13, 2002                       By: /s/ Annette L. Heroux
     -------------------------               -----------------------------------
                                             Annette L. Heroux
                                             Vice President Finance,
                                             Chief Financial Officer