Form 10-Q
period 2002-06-30
ICAD INC
filed 2002-08-14
CIK 749660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 1-9341

                                   ICAD, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    02-0377419
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

6405 Congress Avenue, Boca Raton, Florida               33487
(Address of principal executive offices)              (Zip Code)

                                 (561) 994-4404
              (Registrant's telephone number, including area code)

                 HOWTEK, INC., 21 Park Avenue, Hudson, NH 03051
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES |X| NO |_|.

      As of the close of business on August 9, 2002 there were 25,963,178 shares outstanding of the issuer's Common Stock, $.01 par value.

                                   ICAD, INC.

                                      INDEX

                                                                         PAGE
PART I FINANCIAL INFORMATION

Item 1 Financial Statements

             Consolidated Balance Sheets as of June 30, 2002
              (unaudited) and December 31, 2001                           3

             Consolidated Statements of Operations for the
              three and six month periods ended June 30, 2002
              and 2001 (unaudited)                                        4

             Consolidated Statements of Cash Flows for the six
              month periods ended June 30, 2002 and 2001 (unaudited)      5

             Notes to Consolidated Financial Statements (unaudited)       6-7

  Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8-11

  Item 3 Quantitative and Qualitative Disclosures about Market Risk       11

PART II  OTHER INFORMATION

  Item 1 Legal Proceedings                                                11-12

  Item 4 Submission of Matters to a Vote of Security Holders              12-13

  Item 6 Exhibits and Reports on Form 8-K                                 13

  Signatures                                                              14

                       ICAD, INC.

               Consolidated Balance Sheets

                                                                    June 30, 2002    December 31, 2001
                                                                    -------------    -----------------
                                                                     (unaudited)         (audited)
                                Assets
Current assets:
  Cash and equivalents                                               $  2,506,501       $    495,360
  Trade accounts receivable, net of allowance
    for doubtful accounts of $84,640 in 2002 and
    $165, 000 in 2001                                                     913,405            691,415
  Inventory                                                               434,333          2,363,237
  Prepaid and other                                                        88,540             36,590
                                                                     ------------       ------------
      Total current assets                                              3,942,779          3,586,602
                                                                     ------------       ------------

Property and equipment:
  Equipment                                                               827,720          1,408,347
  Leasehold improvements                                                   30,660             41,721
                                                                     ------------       ------------
                                                                          858,380          1,450,068
  Less accumulated depreciation and amortization                          543,235          1,118,685
                                                                     ------------       ------------
      Net property and equipment                                          315,145            331,383
                                                                     ------------       ------------

Other assets:
  Software development costs, net                                              --            230,247
  Patents, net                                                                 --             12,893
  Technology intangible, net                                            3,869,586                 --
  Distribution agreement, net                                           1,565,428                 --
  Goodwill                                                             17,222,917                 --
                                                                     ------------       ------------
      Total other assets                                               22,657,931            243,140
                                                                     ------------       ------------

      Total assets                                                   $ 26,915,855       $  4,161,125
                                                                     ============       ============

          Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                   $  2,052,767       $  1,026,335
  Accrued interest                                                        219,471            203,299
  Accrued expenses                                                      1,839,573            203,064
  Loans payable to related party                                               --            500,000
  Convertible subordinated debentures                                      10,000             10,000
  Current maurities of note payable                                        63,278             61,109
                                                                     ------------       ------------
      Total current liabilities                                         4,185,089          2,003,807

Note payable, less current maturities                                     141,725            117,761
Loans payable to related party                                            250,000                 --
                                                                     ------------       ------------
      Total liabilities                                                 4,576,814          2,121,568
                                                                     ------------       ------------

Stockholders' equity:
  Convertible preferred stock, $.01 par value: authorized
    1,000,000 shares; issued and outstanding
    8,550 in 2002 and 9,550 in 2001, with the aggregated
    liquidation value of $2,115,000 in 2002 and
    $2,215,000 in 2001, plus 7% annual dividend                                86                 96
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 26,025,054 in 2002
    and 15,241,833 shares in 2001; outstanding
    25,957,178 in 2002 and 15,173,957 shares in 2001                      260,250            152,418
  Additional paid-in capital                                           85,179,521         57,107,227
  Accumulated deficit                                                 (62,150,552)       (54,269,920)
  Treasury stock, at cost (67,876 shares)                                (950,264)          (950,264)
                                                                     ------------       ------------
      Total stockholders' equity                                       22,339,041          2,039,557
                                                                     ------------       ------------

      Total liabilities and stockholders' equity                     $ 26,915,855       $  4,161,125
                                                                     ============       ============

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.

                      Consolidated Statements of Operations

                                                         Three Months                           Six Months
                                                           June 30,                              June 30,
                                               -------------------------------       -------------------------------
                                                    2002               2001               2002               2001
                                               ------------       ------------       ------------       ------------
                                                         (unaudited)                           (unaudited)
Sales                                          $    776,600       $    932,160       $  1,552,233       $  2,445,764
Cost of Sales                                     3,442,347            785,533          4,037,759          1,906,996
                                               ------------       ------------       ------------       ------------
Gross Margin                                     (2,665,747)           146,627         (2,485,526)           538,768
                                               ------------       ------------       ------------       ------------
Operating expenses:
  Engineering and product development               337,139            198,888            526,895            362,864
  General and administrative                      4,059,232            287,828          4,284,587            594,139
  Marketing and sales                               287,315            427,818            554,395            965,883
                                               ------------       ------------       ------------       ------------
      Total operating expenses                    4,683,686            914,534          5,365,877          1,922,886

                                               ------------       ------------       ------------       ------------
Loss from operations                             (7,349,433)          (767,907)        (7,851,403)        (1,384,118)

Interest expense - net                               10,077             30,036             29,229             53,416
                                               ------------       ------------       ------------       ------------

Net loss                                         (7,359,510)          (797,943)        (7,880,632)        (1,437,534)

Preferred dividend                                   36,911             39,193             73,416             77,956

                                               ------------       ------------       ------------       ------------
Net loss available to common shareholders      $ (7,396,421)      $   (837,136)      $ (7,954,048)      $ (1,515,490)
                                               ============       ============       ============       ============

Net loss per share
     Basic and diluted                         $      (0.47)      $      (0.06)      $      (0.51)      $      (0.11)

Weighted average number of shares used
  in computing loss per share
     Basic and diluted                           15,889,910         13,631,198         15,572,432         13,597,861

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.

                      Consolidated Statements of Cash Flows

                                                                    Six Months           Six Months
                                                                   June 30, 2002        June 30,2001
                                                                   ------------         -----------
                                                                   (unaudited)          (unaudited)
Cash flows from operating activities:
  Net loss                                                         $ (7,880,632)        $(1,437,534)
                                                                   ------------         -----------
  Adjustments to reconcile net loss to net
    cash used for operating activities:
  Depreciation                                                           82,238             114,447
  Amortization                                                           64,837             124,735
  Loss on disposal of assets                                            417,005
  Compensation expense relative to issue of
    stock at merger                                                   2,800,000                  --
 Changes in operating assets and liabilities, net
   of effects from acquisition of ISSI:
    Accounts receivable                                                 469,500             416,045
    Inventory                                                         2,163,165            (567,200)
    Prepaid and other                                                       606              57,115
    Accounts payable                                                    858,879             457,087
    Accrued expenses                                                    589,596             102,427
                                                                   ------------         -----------
      Total adjustments                                               7,445,826             704,656
                                                                   ------------         -----------

      Net cash used for operating activities                           (434,806)           (732,878)
                                                                   ------------         -----------

Cash flows from investing activities:
  Additions to patents, software development and other                       --             (82,975)
  Additions to property and equipment                                   (56,103)            (55,502)
  Cash acquired in the acquisition of ISSI                            2,202,040                  --
                                                                   ------------         -----------
      Net cash provided by (used for) investing activities            2,145,937            (138,477)
                                                                   ------------         -----------

Cash flows from financing activities:
  Issuance of common stock for cash                                      80,032             145,328
  Proceeds of convertible note payable to principal
    stockholders                                                        750,000                  --
  Payment of demand note payable to principal
    stockholders                                                       (500,000)                 --
  Payment of note payable                                               (30,022)                 --
                                                                   ------------         -----------
      Net cash provided by financing activities                         300,010             145,328
                                                                   ------------         -----------

    Increase (decrease) in cash and equivalents                       2,011,141            (726,027)
    Cash and equivalents, beginning of period                           495,360           1,444,771
                                                                   ------------         -----------
    Cash and equivalents, end of period                            $  2,506,501         $   718,744
                                                                   ============         ===========

Supplemental disclosure of non-cash items from
   investing and financing activities:
  Conversion of loan to related party into
     Common Stock                                                  $    500,000         $   510,000
                                                                   ============         ===========

  Accrued dividends on convertible preferred stock                 $     73,416         $        --
                                                                   ============         ===========

  Fair market value of icad common stock and common
     stock options issued to acquired capital stock of ISSI        $ 27,673,500         $        --
                                                                   ============         ===========

  Net tangible assets of ISSI acquired, excluding cash
    acquired of $2,202,040                                         $    406,433         $        --
                                                                   ============         ===========

  Fair market value of indentifiable intangible assets
    acquired from ISSI                                             $  5,437,000         $        --
                                                                   ============         ===========

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2002

(1)   Accounting Policies

      In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results are reflected in the accompanying consolidated financial statements. Reference should be made to Howtek, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)   Loan Payable to Related Party

      The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. During the second quarter of 2002 the Company borrowed $250,000 pursuant to the Loan Agreement.

      In March 2002, Mr. Howard converted $500,000 of advances made under the Loan Agreement into 215,517 shares of restricted common stock of the Company. At June 30, 2002, $250,000 was outstanding under the Loan Agreement and $2,750,000 was available for future borrowings.

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

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2002

(3)   Litigation

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

      On June 3, 2002, ISSI was sued in United States District Court for the District of Delaware by R2 Technology, Inc. and Shih-Ping Wang. The lawsuit alleges that ISSI's MammoReader device infringes certain patents owned by R2 Technology, Inc. The complaint request treble damages, but does not specify the amount of damages sought. The complaint also seeks to enjoin ISSI from further infringement. On July 11, 2002, subsequent to the acquisition of ISSI by Howtek, the plaintiffs amended their complaint to add icad, inc. (formerly, Howtek Inc.) and ISSI Acquisition Corp. as additional parties. The Company believes the lawsuit is without merit and intents to vigorously defend itself.

(4)   Acquisition

      On June 28, 2002, the Company completed the acquisition of Intelligent Systems Software, Inc. ("ISSI") pursuant to the previously reported plan and agreement of merger. The Company acquired all of the issued and outstanding capital stock of ISSI, a privately held company based in Boca Raton, Florida. In the merger, the Company issued a total of 10,400,000 shares of its common stock to the ISSI stockholders, including 2,000,000 shares of the Company's common stock which were issued to a corporation owned by the Chairman of the Company, Mr. Robert Howard, in exchange for shares of ISSI Common Stock purchased by the corporation immediately prior to the merger, as approved by the Company's shareholders and in accordance with the provisions of the merger agreement. In connection with the 2,000,000 shares issued to the corporation owned by Mr. Howard, the Company recorded compensation expense of $2,800,000, which represents the amount that the fair market value if ICAD common shares issued exceeded the consideration paid for ISSI common stock. The acquisition was accounted for as a purchase, and accordingly, the operations of ISSI are included in the consolidated financial statements since the effective date, the close of business on June 28, 2002. The purchase price has been allocated to net assets acquired based on their estimated fair values. The excess of the purchase price over net assets acquired has been allocated to Goodwill for approximately $20,023,000. Results of operations of ISSI for the period June 29, 2002 to June 30, 2002 were not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, the effect of costs and accounting charges related to the merger of Howtek's and ISSI's businesses, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "demonstrate", "intend", "expect", "estimate", "anticipate", "likely", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Overview

icad, inc., formerly Howtek, Inc., ("the Company") designs, develops, manufactures and markets Computer Aided Detection (CAD) imaging technology for mammography applications. In January 2002, the Company received an approval from the U.S. Food and Drug Administration (FDA) to market and sell its new CAD-based MammoReader(TM) system in the United States. The Company's MammoReader system promises to play a key role in the early identification of breast cancer by assisting radiologists in detecting subtle signs of cancer. The Company is the only vertically integrated company in its market. The Company's MammoReader(TM) system includes proprietary software technology developed by the Company and a radiographic film digitizer manufactured by the Company, together with standard computer and display equipment.

Merger with ISSI

On June 28, 2002, the Company completed the acquisition of Intelligent Systems Software, Inc. ("ISSI") pursuant to the previously reported plan and agreement of merger. The Company acquired all of the issued and outstanding capital stock of ISSI, a privately held company based in Boca Raton, Florida. In the merger, the Company issued a total of 10,400,000 shares of its common stock to the ISSI stockholders, including 2,000,000 shares of the Company's common stock which were issued to a corporation owned by the Chairman of the Company, Mr. Robert Howard, in exchange for shares of ISSI Common Stock purchased by that corporation immediately prior to the merger, as approved by the Company's shareholders and in accordance with the provisions of the merger agreement.

Subsequent to completion of the merger the Company amended its certificate of incorporation to increase its authorized common stock to 50,000,000 shares, change its name from "Howtek, Inc." to "icad, inc." and classify its Board of Directors into three classes.

The Company's plan is to concentrate its sales efforts in the imaging and scanning business on the computer-aided detection of breast cancer market, and on complementary markets for its medical film digitizers, and to seek licensees for its graphic arts and photographic product lines. The Company's MammoReader(TM) product includes proprietary software technology developed by the Company and a radiographic film digitizer manufactured by the Company, together with standard computer and display equipment. This more focused shift in business focus is largely responsible for reduced overall sales during the first and second quarter of 2002.

Consistent with the Company's intention to concentrate its efforts in the imaging and scanning business on higher margin medical and computer assisted detection applications and seek licensees for its graphic arts and photographic product lines, the Company established non-cash reserves and has taken inventory adjustments associated with these products, which total approximately $3 million. icad's consolidated operating results for the second quarter includes ISSI's operations for the three day period from June 28 to June 30, 2002 and do not include ISSI sales or performance prior to that date.

Quarter Ended June 30, 2002 compared to Quarter Ended June 30, 2001 and Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

Sales. Sales for the three months ended June 30, 2002 were $776,600, compared with sales of $932,160 for the quarter ended June 30, 2001. Sales for the six months ended June 30, 2002 were $1,552,233, compared with sales of $2,445,764 for the comparable period in 2001. As a result of the Company's shift in the focus of its business, sales of the Company's prepress and graphic arts products, including related maintenance and repair services, decreased by $60,488 and $461,144, respectively, for the three and six month periods ended June 30, 2002, from $246,997 and $827,623, respectively, in 2001 to $186,509 and
$366,479 in 2002. Sales of the Company's FotoFunnel products decreased by $67,794 and $290,102, respectively, for the three and six month periods ending June 30, 2002, from $172,199 and $564,271, respectively, in 2001 to $104,405 and
$274,169 in 2002.

Sales of the Company's medical imaging products decreased slightly from $512,964 in the quarter ended June 30, 2001 to $485,686 in the quarter ended June 30, 2002. Medical sales for the six month period ended June 30, 2002 were $911,585, compared with sales of $1,053,870 for the comparable period in 2001. The Company's medical product sales are made primarily to it's respective "integration partners" or resellers, which add software and other components to the Company's products to provide full medical imaging solutions to their customers. The Company believes that there has been a softening in the telemedicine and Picture Archiving and

Communications Systems (PACS) segments of the medical market place, as customer purchases are being deferred or reconsidered as a result of what is perceived to be an overall softness in the economy.

Gross Margins. The decrease in gross margin for the three and six month periods ended June 30, 2002 is due primarily to the write-offs of inventory relating to graphic arts and photographic products. The Company intends to concentrate its efforts in the imaging and scanning business on higher margin medical and computer assisted detection applications and seek licensees for its graphic arts and photographic product lines. As a result of the foregoing, the Company incurred a charge to cost of sales consisting of a charge for an inventory reserve and a write-off of prepaid royalty in the amount of $2,837,196. Before the write-off, gross margins for the three and six month periods ended June 30, 2002 increased to 22% and 23%, respectively, from 16% and 22%, respectively, in the comparable periods in 2001. Exclusive of the write-off, gross margin increased as a result of reduced production overhead and indirect production expenses. The Company expects margins to improve as a result of increasing sales of its MammoReader(TM) systems for the computer assisted detection of breast cancer.

Engineering and Product Development. Engineering and product development costs for the three and six month periods ended June 30, 2002 increased 70% and 45%, respectively, from $198,888 and $362,864, respectively, in 2001 to $337,139 and $526,895 in 2002. The increase in engineering and product development costs resulted primarily from the Company's decision in the second quarter to accelerate the development of its new medical digitizer product. The Company expects engineering and product development costs to increase over the remainder of 2002.

General and Administrative. General and administrative expenses in the three and six month periods ended June 30, 2002 increased by $3,771,404 and $3,690,448, respectively, from $287,828 and $594,139 in 2001 to $4,059,232 and $4,284,587,
respectively, in 2002. The increase in general and administrative expenses resulted primarily from a one-time, $2,800,000 non-cash accounting charge associated with the placement of $2,000,000 in restricted common stock by ISSI immediately prior to the successful acquisition of ISSI by icad. Pursuant to the acquisition agreement between the two companies, which was approved by the Company's shareholders, this sale of securities increased working capital and funded the promotion of the MammoReader product. Additional increases reflected non-recurring severance benefits and other expenses associated with reductions of staff made possible by the combination of ISSI and Howtek, a write-off of fixed assets, including test equipment and software development costs, relating to its graphic arts and photographic product lines, an increase in provision for doubtful accounts, and an accrued litigation cost in connection with the complaint filed against the Company by The Massachusetts Institute of Technology and Electronics for Imaging, Inc. See Part II, Item1 - Legal Proceedings.

Marketing and Sales Expenses. Marketing and sales expenses for the three and six month periods ended June 30, 2002 decreased 33% and 43%, respectively, from $427,818 and $965,883, respectively, in 2001 to $287,315 and $554,395, respectively, in 2002. This decrease is due primarily to a significant reduction in expenses related to the Company's traditional graphic arts and FotoFunnel product lines.

Interest Expense. Net interest expense for the three and six month periods ended June 30, 2002 decreased to $10,077 and $29,229, respectively, from $30,036 and $53,416, respectively, in 2001. This decrease is due primarily to a decrease in loan balances and interest rates.

As a result of the foregoing, the Company recorded a net loss of $7,359,510 or $0.47 per share for the three month period ended June 30, 2002 on sales of $776,600 compared to a net loss of $797,943 or $0.06 per share from the same period in 2001 on sales of $932,160. The loss for the six months ended June 30, 2002 was $7,880,632 or $0.51 per share on sales of $1,552,233 compared with a net loss of $1,437,534 or $0.11 per share on sales of $2,445,764 for the six months ended June 30, 2001.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $2,750,000 was available at June 30, 2002.

At June 30, 2002 the Company had current assets of $3,942,779, current liabilities of $4,185,089 and working capital deficit of $242,310. The ratio of current assets to current liabilities was 0.9:1.

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

On June 3, 2002, ISSI was sued in United States District Court for the District of Delaware by R2 Technology, Inc. and Shih-Ping Wang. The lawsuit alleges that ISSI's MammoReader device infringes certain patents owned by R2 Technology, Inc. The complaint request treble damages, but does not specify the amount of damages sought. The complaint also seeks to enjoin ISSI from further infringement. On July 11, 2002, subsequent to the acquisition of ISSI by Howtek, the plaintiffs amended their complaint to add icad, inc. (formerly, Howtek Inc.) and ISSI Acquisition Corp. as additional parties. The Company believes the lawsuit is without merit and intents to vigorously defend itself.

Item 4. Submission of Matters to a Vote of Security Holders

On June 28, 2002, the Company held an Annual Meeting of Stockholders at which the following matters were voted on by the security holders of Howtek, Inc.. The results of the vote are as follows:

1. Approval and adoption of the Plan and Agreement of Merger dated February 15, 2002, as amended, among Howtek, Inc., ISSI Acquisition Corp. and Intelligent Systems Software, Inc., 11,350,911 FOR approval, 21,100 votes AGAINST approval , 5,800 ABSTENTIONS and 4,535,894 NOT VOTED.

2. Approval of an amendment to the Company's Certificate of Incorporation to:
(a) change its name from Howtek, Inc. to icad, inc.; (b) increase the number of shares of Common Stock that the Company has authority to issue from 25,000,000 to 50,000,000 shares, and; (c) classify the Company's board of directors into three classes, as follows: three Class I directors to hold offices for an initial one-year term expiring at the 2003 annual meeting of stockholders; three Class II directors to hold office for an initial two-year term expiring at the 2004 annual meeting of stockholders; and three Class III directors to hold office for an initial three-year term expiring at the 2005 annual meeting of stockholders, 11,360,661 votes FOR approval, 21,100 votes AGAINST approval, 5,800 ABSTENTIONS and 4,535,894 NOT VOTED.

3. Election of Directors.

                                    Number of        Number of          Number
Names of Nominees                  Votes For      Votes Withheld       Not Voted
-----------------                  ---------      --------------       ---------

Class I
Dr. Kevin S. Woods                11,111,961          265,850          4,535,894
Gregory J. Stepic                 11,105,572          272,239          4,535,894
Brett Smith                       11,091,961          285,850          4,535,894

Class II
Dr. Maha Y. Sallam                11,111,961          265,850          4,535,894
James Harlan                      11,111,961          265,850          4,535,894
Dr. Elliot Sussman                11,091,961          285,850          4,535,894

Class III
W. Kip Speyer                     11,040,072          273,739          4,535,894
W. Scott Parr                     11,111,961          265,850          4,535,894
Robert Howard                     11,098,961          278,850          4,535,894

4. Amendment to the Company's Certificate of Incorporation to indemnify the Company's directors, officers, employees and agents to the fullest extent provided by Delaware law, 15,882,255 votes FOR approval, 28,000 votes AGAINST approval and 3,450 ABSTENTIONS.

5. Amendment to the Company's Line of Credit Agreement with Howtek's (and the Company's) Chairman of the Board, Robert Howard, 15,697,381 votes FOR approval, 198,775 votes AGAINST approval and 17,550 ABSTENTIONS.

6. Approval of the Company's 2002 Stock Option Plan, 15,478,644 votes FOR approval, 395,231 votes AGAINST approval and 39,830 ABSTENTIONS.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.1 Amendments to the Certificate of Incorporation dated June 28, 2002.

      (b) A report on Form 8-K was filed during the quarter for which this report is filed under item 5 and 7 to report the commencement of a lawsuit by R2 Technology Inc. and Shih-Ping Wang against ISSI.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   icad, inc.
                                       -----------------------------------
                                                    (Company)


Date:    August 14, 2002            By:    /s/ W. Kip Speyer
                                           -----------------------------------
                                           W. Kip Speyer
                                           Chief Executive Officer,
                                           Director


Date:    August 14, 2002            By:    /s/ Annette L. Heroux             .
                                           -----------------------------------
                                           Annette L. Heroux
                                           Chief Financial Officer, Controller