Form 10-Q
period 2002-09-30
ICAD INC
filed 2002-11-14
CIK 749660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                 6405 Congress Avenue, Boca Raton, Florida 33487
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES |X| NO |_|.

      As of the close of business on November 8, 2002 there were 26,239,428 shares outstanding of the issuer's Common Stock, $.01 par value.

                                   ICAD, INC.

                                      INDEX


                                                                        PAGE
PART I   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 2002
            (unaudited) and December 31, 2001                              3

           Consolidated Statements of Operations for the
            three and nine month periods ended September 30, 2002
            and 2001 (unaudited)                                           4

           Consolidated Statements of Cash Flows for the nine month
             periods ended September 30, 2002 and 2001 (unaudited)         5

           Notes to Consolidated Financial Statements (unaudited)          6-8


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   9-13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk      13

  Item 4.  Controls and Procedures                                         13


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings                                               14

  Item 6.  Exhibits and Reports on Form 8K                                 14

  Signatures                                                               15

  Certifications                                                           16-17

                                   ICAD, INC.

                           Consolidated Balance Sheets

                                                         September 30, 2002  December 31, 2001
                                                         ------------------  -----------------
                                                             (unaudited)        (unaudited)
                         Assets
Current assets:
  Cash and equivalents                                      $  1,527,767       $    495,360
  Trade accounts receivable, net of allowance
    for doubtful accounts of $97,510 in 2002 and
    $165,000 in 2001                                             789,582            691,415
  Inventory                                                      298,726          2,363,237
  Prepaid and other                                              105,488             36,590
                                                            ------------       ------------
      Total current assets                                     2,721,563          3,586,602
                                                            ------------       ------------

Property and equipment:
  Equipment                                                      793,315          1,408,347
  Leasehold improvements                                            --               41,721
                                                            ------------       ------------
                                                                 793,315          1,450,068
  Less accumulated depreciation and amortization                 544,669          1,118,685
                                                            ------------       ------------
      Net property and equipment                                 248,646            331,383
                                                            ------------       ------------

Other assets:
  Software development costs, net                                   --              230,247
  Patents, net                                                      --               12,893
  Technology intangible, net                                   3,805,069               --
  Distribution agreement, net                                  1,539,328               --
  Goodwill                                                    17,282,973               --
                                                            ------------       ------------
      Total other assets                                      22,627,370            243,140
                                                            ------------       ------------

      Total assets                                          $ 25,597,579       $  4,161,125
                                                            ============       ============

          Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                          $  1,394,664       $  1,026,335
  Accrued interest                                               223,783            203,299
  Accrued expenses                                             2,330,351            203,064
  Loans payable to related party                                      --            500,000
  Convertible subordinated debentures                             10,000             10,000
  Current maurities of note payable                               64,393             61,109
                                                            ------------       ------------
      Total current liabilities                                4,023,191          2,003,807

Note payable, less current maturities                            125,202            117,761
Loans payable to related party                                   250,000               --
                                                            ------------       ------------
      Total liabilities                                        4,398,393          2,121,568
                                                            ------------       ------------

Stockholders' equity:
  Convertible preferred stock, $.01 par value: authorized
    1,000,000 shares; issued and outstanding
    8,550 in 2002 and 9,550 in 2001,  with the aggregated
    liquidation value of $2,115,000 in 2002 and
    $2,215,000 in 2001, plus 7% annual dividend                       86                 96
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 26,307,304 in 2002
    and 15,241,833 shares in 2001; outstanding
    26,239,428 in 2002 and 15,173,957 shares in 2001             263,073            152,418
  Additional paid-in capital                                  85,677,508         57,107,227
  Accumulated deficit                                        (63,791,217)       (54,269,920)
  Treasury stock, at cost (67,876 shares)                       (950,264)          (950,264)
                                                            ------------       ------------
      Total stockholders' equity                              21,199,186          2,039,557
                                                            ------------       ------------

      Total liabilities and stockholders' equity            $ 25,597,579       $  4,161,125
                                                            ============       ============

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Three Months                     Nine Months
                                                       September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                     2002            2001            2002            2001

Sales                                           $  1,286,966    $  1,139,025    $  2,839,199    $  3,584,789
Cost of Sales                                        559,079         836,677       4,596,838       2,743,673
                                                ------------    ------------    ------------    ------------
Gross Margin                                         727,887         302,348      (1,757,639)        841,116
                                                ------------    ------------    ------------    ------------
Operating expenses:
  Engineering and product development                478,720         199,736       1,005,615         562,600
  General and administrative                       1,698,084         282,070       5,982,671         876,209
  Marketing and sales                                181,739         346,150         736,134       1,312,033
                                                ------------    ------------    ------------    ------------
      Total operating expenses                     2,358,543         827,956       7,724,420       2,750,842

                                                ------------    ------------    ------------    ------------
Loss from operations                              (1,630,656)       (525,608)     (9,482,059)     (1,909,726)

Interest expense - net                                10,009          22,597          39,238          76,013
                                                ------------    ------------    ------------    ------------

Net loss                                        $ (1,640,665)   $   (548,205)   $ (9,521,297)   $ (1,985,739)

Preferred dividend                                    37,316          39,624         110,732         117,580

                                                ------------    ------------    ------------    ------------
Net loss available to common shareholders       $ (1,677,981)   $   (587,829)   $ (9,632,029)   $ (2,103,319)
                                                ============    ============    ============    ============

Net loss per share
     Basic and diluted                          $      (0.06)   $      (0.04)   $      (0.50)   $      (0.15)

Weighted average number of shares used
  in computing loss per share
     Basic and diluted                            26,141,091      14,017,592      19,134,031      13,739,375


See accompanying notes to consolidated financial statements.

                                   ICAD, INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                              Nine Months           Nine Months
                                                          September 30, 2002     September 30,2001
                                                          ------------------     -----------------

Cash flows from operating activities:
  Net loss                                                   $ (9,521,297)         $ (1,985,739)
                                                             ------------          ------------
  Adjustments to reconcile net loss
   to net cash used for operating activities:
  Depreciation                                                    108,934               177,403
  Amortization                                                    155,455               187,103
  Loss on disposal of assets                                      476,850                  --
  Compensation expense relative to issue of
    stock at merger                                             2,800,000                  --
 Changes in operating assets and liabilities, net
   of effects from acquisition of ISSI:
    Accounts receivable                                           593,323                64,745
    Inventory                                                   2,298,772              (489,312)
    Prepaid and other                                             (16,342)               62,732
    Accounts payable                                              200,776               261,286
    Accrued expenses                                              987,314               165,496
                                                             ------------          ------------
      Total adjustments                                         7,605,082               429,453
                                                             ------------          ------------

      Net cash used for operating activities                   (1,916,215)           (1,556,286)
                                                             ------------          ------------

Cash flows from investing activities:
  Additions to patents, software development and other               --                (101,875)
  Additions to property and equipment                             (76,146)              (75,320)
  Acquisition of ISSI, net of cash acquired                     2,202,040                    --
                                                             ------------          ------------
      Net cash provided by (used for) investing activities      2,125,894              (177,195)
                                                             ------------          ------------

Cash flows from financing activities:
  Issuance of common stock for cash                               118,158               152,258
  Proceeds from investor                                          500,000                  --
  Proceeds of convertible note payable to principal
    stockholders                                                  750,000                  --
  Proceeds of loan from related parties                              --                 200,000
  Payment of demand note payable to principal
    stockholders                                                 (500,000)                 --
   Proceeds (payments) of note payable                            (45,430)              128,995
                                                             ------------          ------------
      Net cash provided by financing activities                   822,728               481,253
                                                             ------------          ------------

    Increase (decrease) in cash and equivalents                 1,032,407            (1,252,228)
    Cash and equivalents, beginning of period                     495,360             1,444,771
                                                             ------------          ------------
    Cash and equivalents, end of period                      $  1,527,767          $    192,543
                                                             ============          ============

Supplemental disclosure of non-cash items from
   investing and financing activities:
   Conversion of loan to related party into
     Common Stock                                            $    500,000          $       --
                                                             ============          ============

  Accrued dividends on convertible preferred stock           $    110,732          $       --
                                                             ============          ============

  Fair market value of icad common stock and common
     stock options issued to acquire capital stock of ISSI   $ 27,673,500          $       --
                                                             ============          ============

  Net tangible assets of ISSI acquired, excluding cash
    acquired of $2,202,040                                   $    406,433          $       --
                                                             ============          ============

  Fair market value of indentifiable intangible assets
    acquired from ISSI                                       $  5,437,000          $       --
                                                             ============          ============

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2002

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

      In March 2002, Mr. Howard converted $500,000 of advances made under the Loan Agreement into 215,517 shares of restricted common stock of the Company. At September 30, 2002, $250,000 was outstanding under the Loan Agreement and $2,750,000 was available for future borrowings.

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

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2002

(3)   Litigation

      A complaint was filed against the Company and 213 other defendants in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al., Case No. 501CV344. The plaintiff claims the Company and other defendants have infringed a United States patent alleged to cover color reproduction system technology. With respect to the Company, the alleged infringement involves certain of the Company scanners and other products sold to customers in the graphic arts/prepress and photographic markets. The case seeks unspecified damages together with interest, injunctive relief and recovery of reasonable attorney's fees. The Company believes it is fully reserved for any potential liability under the suit.

      On June 3, 2002, ISSI was sued in United States District Court for the District of Delaware by R2 Technology, Inc. and Shih-Ping Wang. The lawsuit alleges that ISSI's MammoReader device infringes certain patents owned by R2 Technology, Inc. The complaint requests treble damages, but does not specify the amount of damages sought. The complaint also seeks to enjoin ISSI from further infringement. On July 11, 2002, subsequent to the acquisition of ISSI by Howtek, the plaintiffs amended their complaint to add iCAD, Inc. (formerly, Howtek Inc.) and its subsidiary ISSI Acquisition Corp. as additional parties. The Company believes the lawsuit is without merit and intents to vigorously defend itself. On November 8, 2002, the Company filed an initial answer to the lawsuit, denying all claims and asserting a counterclaim challenging the validity of the patents in question.

(4)   Acquisition

      On June 28, 2002, the Company completed the acquisition of Intelligent Systems Software, Inc. ("ISSI") pursuant to the previously reported plan and agreement of merger. The Company acquired all of the issued and outstanding capital stock of ISSI, a privately held company based in Boca Raton, Florida. In the merger, the Company issued a total of 10,400,000 shares of its common stock to the ISSI stockholders, including 2,000,000 shares of the Company's common stock which were issued to a corporation owned by the Chairman of the Company, Mr. Robert Howard, in exchange for shares of ISSI Common Stock purchased by the corporation immediately prior to the merger, as approved by the Company's shareholders and in accordance with the provisions of the merger agreement. In connection with the 2,000,000 shares issued to the corporation owned by Mr. Howard, the Company recorded compensation expense of $2,800,000, which represents the amount that the fair market value of iCAD common shares issued exceeded the consideration paid for ISSI common stock. The acquisition was accounted for as a purchase, and accordingly, the operations of ISSI are included in the consolidated financial statements

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2002


(4)   Acquisition (continued)

      since the effective date, the close of business on June 28, 2002. The purchase price has been allocated to net assets acquired based on the preliminary estimate of their fair values. The excess of the purchase price over net assets acquired has been allocated to Goodwill for approximately $17,283,000.

      The consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2002 include the results of operations and cash flows of ISSI from June 29, 2002 through September 30, 2002.

      The unaudited pro forma combined results of operations of the Company and the ISSI business acquired in June 2002 for the nine month period ended September 30, 2002 and 2001, assuming that the transaction had occurred on January 1, 2001 and after giving effect to certain pro forma adjustments are as follows:

      Nine months ended September 30,               2002                2001
      --------------------------------------------------------------------------

      Sales                                     $ 4,441,651         $ 3,985,410
      Loss from operations                      $(9,745,442)        $(8,861,086)
      Net loss                                  $(9,784,680)        $(8,937,099)
      Net loss per share:
             Basic and diluted                  $     (0.38)        $     (0.37)

(5)   Closure of Boca Raton, Florida Facility

      During the third quarter of 2002, the Company's first quarter of combined operations, iCAD's management and directors evaluated the Company's organization and operations to identify and eliminate redundancies and inefficiencies created through the merger of Howtek and ISSI. As a consequence, the Company negotiated the resignations of two members of senior management, and took action to close the Company's office in Boca Raton, Florida by the end of January 2003. These actions are intended to permit improved operating efficiencies while substantially reducing headcount and overhead. The Company recorded a one time charge of $884,000 during the third quarter of 2002 in connection with separation agreements negotiated with its former Chief Executive Officer and Vice President of Finance and costs of closing the Boca Raton office. The charge is included in general and administrative expenses on the accompanying consolidated statement of operations. These measures are expected to reduce operating costs by approximately $770,000 per year.

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

Results of Operations

Overview

Early detection of breast cancer saves lives. iCAD, Inc., formerly Howtek, Inc., ("the Company") designs, develops, manufactures and markets Computer Aided Detection (CAD) imaging technology for mammography applications. Computer-aided detection from iCAD, Inc. can detect 23% of breast cancers, an average of 14 months earlier than screening mammography alone. iCAD offers the fastest CAD system available, the only system to look for asymmetries, and the most effective system available to detect breast masses.

The iCAD system is the only CAD system designed on a relational database platform, which can improve productivity and reduce operating and capital costs at women's health centers by offering computer-assisted detection as an integrated or integration-ready part of current or anticipated informatics systems, digital imaging resources, and workflows.

iCAD, the only vertically integrated company in its market, also manufactures medical film digitizers for a variety of medical imaging and other applications. The Company's CAD systems include proprietary software technology and a radiographic film digitizer manufactured by the Company, together with standard computer and display equipment.

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

The Company's plan is to concentrate its sales efforts in the imaging and scanning business on the computer-aided detection of breast cancer market, and on complementary markets for its medical film digitizers. The Company's MammoReader(TM) product includes proprietary software technology developed by the Company and a radiographic film digitizer manufactured by the Company, together with standard computer and display equipment. This continued shift in business focus, from graphic arts and photographic product lines to CAD imaging and medical digitizer products, was largely responsible for reduced overall sales during the first and second quarter of 2002.

At the end of the second quarter of 2002, consistent with the Company's intention to concentrate its efforts in the imaging and scanning business on higher margin medical and computer assisted detection applications and seek licensees for its graphic arts and photographic product lines, the Company established non-cash reserves and took inventory adjustments associated with these products, which total approximately $3 million as of the end of September 30, 2002.

During the third quarter of 2002, the Company's first quarter of combined operations, iCAD's management and directors evaluated the Company's organization and operations to identify and eliminate redundancies and inefficiencies created through the merger of Howtek and ISSI. As a consequence, the Company negotiated the resignations of two members of senior management, and took action to close the Company's office in Boca Raton, Florida by the end of January 2003. These actions are intended to permit improved operating efficiencies while substantially reducing headcount and overhead. The Company recorded a one time charge of $884,000 during the third quarter of 2002 in connection with separation agreements negotiated with its former Chief Executive Officer and Vice President of Finance and costs of closing the Boca Raton office. The charge is included in general and administrative expenses on the accompanying consolidated statement of operations. These measures are expected to reduce operating costs by approximately $770,000 per year.

Subsequent to September 30, 2002, the Company has announced an update to its CAD software, which improves speed, usability and workflow, and expanded its line of iCAD(TM) systems for computer-aided detection of breast cancer. The MammoReader II(TM) is a very high-speed CAD system with twin mammography film digitizers, while the new MammoWriter(TM) is a lower priced system that provides CAD results in printed form for radiologist review. The Company's Howtek Devices Corporation subsidiary has introduced a new high-speed film digitizer, the Fulcrum(TM), with the ability to detect and reproduce structural detail and improved optical densities. Working through its exclusive United States distributor, the Company has also announced its CADLease(TM) operating lease program for iCAD systems, which allows customer's to acquire and offer the Company's CAD solutions without having to fund large capital outlays.

The Company recently concluded the licensing and divestiture of its graphic arts and prepress business line, and is no longer directly active in this area. Because the Company is fully reserved for the liquidation of this business line, any future sale of former Howtek products by the Company's graphic arts licensee will contribute to the Company's earnings in future periods.

Quarter Ended September 30, 2002 compared to Quarter Ended September 30, 2001 and Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

Sales. Sales of the Company's CAD and medical imaging products for the three months ended September 30, 2002 were $1,286,966, compared with sales of medical imaging products and total sales for the quarter ended September 30, 2001 of $590,231 and $1,139,025, respectively. Sales for the nine months ended September 30, 2002, including CAD sales from June 28, 2002, were $2,839,199, compared with medical imaging and total sales of $1,644,100 and $3,584,789, respectively, for the comparable period in 2001. Increased sales during the third quarter were a result of the addition of the CAD product line through acquisition of ISSI on June 28, 2002. The shift in the Company's business focus, from graphic arts and photographic product lines to CAD imaging and medical digitizer products, was largely responsible for reduced overall sales during the first and second quarters of 2002. Sales are expected to increase in future periods as a result of increased sales of CAD products.

Gross Margins. Gross margin increased in the three months ended September 30, 2002 to 57% compared to 27% in the comparable period in 2001. The increase in gross margin is due primarily to sales of the Company's CAD product, which carries a higher gross margin than the Company's previous product lines. For the nine month period ended September 30, 2002, gross margins decreased as a result of the June 30, 2002 write-offs of inventory relating to graphic arts and photographic products. Before the write-offs, gross margins for the nine month period ended September 30, 2002 increased to 38% from 23% in the comparable period in 2001. Exclusive of the write-offs, gross margin increased as a result of sales of CAD and medical imaging products and reduced production overhead and indirect production expenses. The Company expects margins to improve further as a result of increasing sales of its CAD systems and recent introduction of a higher margin model of its CAD system.

Engineering and Product Development. Engineering and product development costs for the three and nine month periods ended September 30, 2002 increased from $199,736 and $562,600, respectively, in 2001 to $478,720 and $1,005,615 in 2002.
The increase in engineering and product development costs results primarily from the Company's addition, as a result of its acquisition of ISSI, of a software technology development group to support its Computer Aided Detection products. Additionally, the Company continues its development of its new Fulcrum medical film digitizer product. The Company expects engineering and product development costs to increase for the remainder of 2002 over the comparable period of 2001.

General and Administrative. Primarily as a result of non-recurring severance benefits and write-offs of facility costs and fixed assets resulting from the Company's decision to reduce staff and close its Boca Raton office, general and administrative expenses in the three month period ended September 30, 2002 increased by $1,416,014, from $282,070 in 2001 to $1,698,084, in 2002. General and administrative expenses for the nine month period ended September 30, 2002 increased $5,106,462, from $876,209 in 2001 to $5,982,671 in 2002. The increase in general and administrative expenses for the nine month period resulted primarily from a one-time, $2,800,000 non-cash accounting charge associated with the placement of $2,000,000 in restricted common stock by ISSI immediately prior to the successful acquisition of ISSI by iCAD. Pursuant to the acquisition agreement between the two companies, which was approved by the Company's shareholders, this sale of securities increased working capital and funded the promotion of the MammoReader product. Additional increases in general and administrative expenses in 2002 reflected non-recurring severance benefits and other expenses associated with reductions of staff made possible by the combination of ISSI and Howtek, a write-off of fixed assets, including test equipment and software development costs, relating to its graphic arts and photographic product lines, an increase in provision for doubtful accounts, and an accrued litigation cost in connection with the complaint filed against the Company by The Massachusetts Institute of Technology and Electronics for Imaging, Inc. See Part II, Item 1 - Legal Proceedings.

Marketing and Sales Expenses. Marketing and sales expenses for the three and nine month periods ended September 30, 2002 decreased 47% and 44%, respectively, from $346,150 and $1,312,033, respectively, in 2001 to $181,739 and $736,134, respectively, in 2002. This decrease is due primarily to a significant reduction in expenses related to the Company's traditional graphic arts and FotoFunnel product lines. With the release of its MammoReader product and the introduction of its new medical film digitizer product, the Company expects marketing and sales expenses to increase over the remainder of 2002 over the comparable period of 2001.

Interest Expense. Net interest expense for the three and nine month periods ended September 30, 2002 decreased to $10,009 and $39,238, respectively, from $22,597 and $76,013, respectively, in 2001. This decrease is due primarily to a decrease in loan balances and interest rates.

As a result of the foregoing, the Company recorded a net loss of $1,640,665 or $0.06 per share for the three month period ended September 30, 2002 on sales of $1,286,966 compared to a net loss of $548,205 or $0.04 per share from the same period in 2001 on sales of $1,139,025. The loss for the nine months ended September 30, 2002 was $9,521,297 or $0.50 per share on sales of $2,839,199 compared with a net loss of $1,985,739 or $0.15 per share on sales of $3,584,789 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $2,750,000 was available at September 30, 2002.

At September 30, 2002 the Company had current assets of $2,721,563, current liabilities of $4,023,191 and working capital deficit of $1,301,628. The ratio of current assets to current liabilities was 0.7:1

The Company had Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. The principal of these Notes was due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes, the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. Payment of the Notes was secured by a security interest in certain assets of the Company. In March 2002, the Company repaid the principal balance due in the amount of $500,000 and the Notes were discharged.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

a)    Evaluation of Disclosure Controls and Procedures

Based upon an evaluation conducted by the Company's Chief Executive Officer and Chief Financial Officer of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

b)    Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed against the Company and 213 other defendants in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al., Case No. 501CV344. The plaintiff claims the Company and other defendants have infringed a United States patent alleged to cover color reproduction system technology. With respect to the Company, the alleged infringement involves certain of the Company scanners and other products sold to customers in the graphic arts/prepress and photographic markets. The case seeks unspecified damages together with interest, injunctive relief and recovery of reasonable attorney's fees. The Company believes it is fully reserved for any potential liability under the suit.

On June 3, 2002, ISSI was sued in United States District Court for the District of Delaware by R2 Technology, Inc. and Shih-Ping Wang. The lawsuit alleges that ISSI's MammoReader device infringes certain patents owned by R2 Technology, Inc. The complaint requests treble damages, but does not specify the amount of damages sought. The complaint also seeks to enjoin ISSI from further infringement. On July 11, 2002, subsequent to the acquisition of ISSI by Howtek, the plaintiffs amended their complaint to add iCAD, Inc. (formerly, Howtek Inc.) and its subsidiary ISSI Acquisition Corp. as additional parties. The Company believes the lawsuit is without merit and intents to vigorously defend itself. On November 8, 2002, the Company filed an initial answer to the lawsuit, denying all claims and asserting counterclaims challenging the validity of the R2 patents in question.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Separation agreement with the Company's former Chief Executive Officer.

            10.2 Separation agreement with the Company's former Vice President of Finance.

            99.1 Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) During the quarter ended September 30, 2002 a Form 8-K was filed under items 2, 5 and 7 to report the consummation of the merger between Howtek and ISSI, and increase in the Company's authorized common stock and change in the Company's corporate name to iCAD, Inc.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           iCAD, Inc.
                                       -----------------
                                           (Company)

Date:    November 14, 2002             By:  /s/ W. Scott Parr
     -------------------------            --------------------------------------
                                            W. Scott Parr
                                            Chief Executive Officer,
                                            Director

Date:    November 14, 2002             By:  /s/ Annette L. Heroux
     -------------------------            --------------------------------------
                                            Annette L. Heroux
                                            Chief Financial Officer, Controller

                                  CERTIFICATION


I, W. Scott Parr, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of iCAD, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                 By:  /s/ W. Scott Parr
     --------------------------               ----------------------------------
                                                W. Scott Parr
                                                Chief Executive Officer

                                  CERTIFICATION

I, Annette L. Heroux, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of iCAD, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      e) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                 By:  /s/ Annette L. Heroux
    ---------------------------               ----------------------------------
                                                Annette L. Heroux
                                                Chief Financial Officer