Form 10-K
period 2002-12-31
ICAD INC
filed 2003-03-31
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002
                                -----------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to ___________________

      Commission file number 1-9341

                                   ICAD, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                             02-0377419
--------------------------------        -----------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

4 Townsend West, Suite 17, Nashua, New Hampshire                   03063
------------------------------------------------                 ---------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) YES     NO  X .
                                               ---    ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on June 28, 2002 was $43,940,562.

As of March 25, 2003, the registrant had 26,350,248 shares of Common Stock outstanding.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "demonstrate", "intend", "expect", "estimate", "anticipate", "likely", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

                                     PART I

Item 1.  Business.

General

iCAD(TM), Inc. ("iCAD" or the "Company") was incorporated in 1984 in the State of Delaware, as Howtek, Inc., and sold and supported over 20,000 high quality, professional graphic arts, photographic and medical imaging systems worldwide. In 2001, iCAD elected to concentrate on its medical imaging and women's health businesses with an objective of expanding this business through increased product offerings. This goal was achieved in June 2002 with the acquisition of Intelligent Systems Software, Inc. ("ISSI"), a software company offering computer aided detection ("CAD") systems for breast cancer.

Early detection of breast cancer can save lives and often permits less costly, less invasive and less disfiguring cancer treatment options than when the cancer is detected at a later stage. Computer-aided detection from products sold by iCAD, Inc. can detect 23% of breast cancers, an average of 14 months earlier than screening mammography alone. iCAD believes that it offers the fastest CAD system available for multiple case processing, the only system to look for asymmetries in the appearance between the left and right breast, which may be indicative of cancer ("asymmetries"), and the most effective system available to detect breast masses. Further, the Company believes that its iCAD system is the only CAD system designed on a relational database platform, which can improve productivity and reduce operating and capital costs at women's health centers by offering computer-assisted detection as an integrated or integration-ready part of current or anticipated informatics systems, digital imaging resources, and workflows.

The Company's CAD systems include proprietary software technology and a radiographic film digitizer manufactured by the Company, together with standard computer and display equipment. iCAD also manufactures medical film digitizers for a variety of medical imaging and other applications. The Company has established a wholly owned subsidiary, Howtek Devices Corporation, to manufacture and promote the Company's film digitizer products to third party customers. The Company believes that iCAD's experience in providing film digitizers and software for medical picture archiving and communications (PACS) and telemedicine applications contributes to the successful integration of the Company's CAD products into networked and digital mammography environments. The Company's headquarters and its production and assembly facilities are located in southern New Hampshire, with software research and development facilities in Tampa, Florida.

At the end of the second quarter of 2002, consistent with the Company's intention to concentrate its efforts in the medical imaging and scanning business on higher margin medical and computer assisted detection applications and to seek licensees for its graphic arts and photographic product lines, the Company established non-cash reserves and took inventory adjustments associated with its graphic arts and photographic products. All inventories, fixed assets and intangible assets related to the graphic arts and photographic business lines were written down by approximately $3.0 million as of June 30, 2002 to their estimated salvage values of $0.

During the third quarter of 2002, the Company's first quarter of combined operations with ISSI, iCAD's management and directors evaluated the Company's organization and operations to identify and eliminate redundancies and inefficiencies created through the merger of Howtek, Inc. and ISSI. As a result, the Company eliminated three senior management positions and is closing the Company's office in Boca Raton, Florida in 2003. These actions are intended to permit improved operating efficiencies while substantially reducing personnel and overhead. The Company recorded a one time charge of $884,000 during the third quarter of 2002 in connection with separation agreements negotiated with its former Chief Executive Officer and its former Vice President of Finance and costs of closing the Boca Raton office. The charge is included in general and administrative expenses in the consolidated statement of operations filed with this report on Form 10-K.

During the fourth quarter of 2002, the Company concluded the licensing and divestiture of its graphic arts and prepress business line, and is no longer active in this area. The license agreement provided for the sales of all tangible and intangible assets related to the graphic arts and prepress business lines. Total consideration received by the Company for the sale of the assets amounted to $188,117 and was paid through the assumption of certain liabilities of the Company. In accordance with the licensing agreement any sales by the licensee of the licensed products will result in royalty revenue to the Company. Royalty revenues are earned as a flat fee for each unit sold by the licensee.

During 2002, iCAD was the recipient of a national Tibbets Award for unique technological innovations of particular significance and value to the community. ISSI and iCAD have been responsible for a range of innovations in CAD products, including: the first and only CAD system to search for and mark clinical asymmetries; the first free-standing, eye-level radiologist review station; the ability to choose between soft copy and printed CAD results; the first system to offer multiple radiologist viewing stations; and the first and only system that provides integration of relational database technologies to ensure patient history tracking and enhance integration with other information systems. Other innovations incorporated into the Company's CAD products include the first use of bar code labels to improve workflow and reduce errors in case tracking; the first CAD system supporting open architecture, standardized protocols and accessible data interfaces; the ability to share digitizers between CAD and medical picture archiving and communications ("PACS") systems; and the first and only dual digitizer CAD system. iCAD also delivered the first digitizer designed for mammography and women's health applications; the first and only support for distributed patient databases, allowing remote scanning and remote access to patient information and test results; the first and only support for remote patient entry; the first bi-directional support for hospital and mammography information systems; the first leveraged operating lease for CAD systems; and the first fully-featured CAD system available at a price under $100,000.

While iCAD believes it is poised to exploit application of CAD technology to additional practice areas, iCAD's research and development emphasizes the development or enhancement of products relating to women's health care practice, working to make CAD more affordable and more effective and accessible through enhanced integration with existing imaging and information sharing systems in the mammography clinic and hospital environment.

Unlike many other companies in its industry, iCAD's commitment to women's health is reinforced by the fact that key management roles at iCAD are held by women, including the Company's Executive Vice President, its Chief Financial Officer, Vice President of Product Marketing and Director of Customer Services, as well as representation on the Board of Directors. The Company's Medical and Technical Advisory Board consists primarily of women, half of iCAD's field sales representatives are professional women, and iCAD's principal contract manufacturer, is woman owned and managed.

iCAD is the only integrated digitizer hardware and CAD software company offering computer aided detection solutions. As such, iCAD is able to reduce costs at each step in the CAD product design, production and assembly process. The Company believes that its acquisition of ISSI and resulting vertical integration of CAD and hardware development have resulted in better integration of software and film digitizer components, lower production costs and reduced administrative overhead. These achievements have allowed iCAD to progressively enhance its CAD product line, while reducing the costs of CAD to many customers and allowing more women to realize the benefits inherent in the early detection of breast cancer.

The Company reported profitable operations in the fourth quarter of 2002, an increase of 222% in medical sales from the fourth quarter of 2001, and excluding sales totaling $188,117 of previously written off inventory gross profit margins amounted to 65% in the fourth quarter of 2002.

Merger with ISSI

On June 28, 2002, the Company completed the acquisition of ISSI pursuant to a previously reported plan and agreement of merger. The Company acquired all of the issued and outstanding capital stock of ISSI, a privately held company based in Boca Raton, Florida. In the merger, the Company issued a total of 10,400,000 shares of its common stock to the ISSI stockholders, including 2,000,000 shares of the Company's common stock which were issued to a corporation owned by the Chairman of the Company, Mr. Robert Howard, in exchange for shares of ISSI Common Stock purchased by that corporation immediately prior to the merger, as approved by the Company's shareholders and in accordance with the provisions of the merger agreement. Subsequent to completion of the merger the Company amended its certificate of incorporation to increase its authorized common stock to 50,000,000 shares, change its name from "Howtek, Inc." to "iCAD, Inc." and classified its Board of Directors into three classes.

Medical Business

Computer Assisted Detection is used to provide physicians with support in detecting breast cancer at an early stage. There is a need for devices that facilitate the early detection of breast cancer and other forms of cancer. For most cancers, the earlier treatment is rendered, the greater the likelihood of successfully managing the cancer. Some studies show that if breast cancer is detected while still localized and before metastasis spread, the five-year survival rate is 96.8% or better. If the cancer spreads regionally before treatment, the survival rate drops to around 75.9%. If there is distant metastasis, the survival rate drops to around 20.6%.

A primary method of detecting breast cancer is through mammography screening. Mammography is a radiographic examination of a breast. The American Cancer Society recommends that women undergo annual mammogram examinations beginning at age 40. Approximately 5 million additional women in the United States will be entering the mammography testing 40-and-over age category within the next 5 years. A problem in this process, that the Company's CAD products seek to address, is that in routine screening of mammography films an estimated 10% or more (some reports suggest up to 30%) of identifiable breast cancers are missed as a result of radiologist oversight. In general, CAD as an adjunct to mammography screening is now reimbursable in the United States under federal and most third party insurance programs.

There are approximately 20,000 locations throughout the world offering mammography. Approximately 9,500 of these centers are located in the United States. The Company believes that economic, marketing and legal factors will drive mammography centers to adopt CAD technology, including the Company's iCAD computer aided detection of breast cancer products, and that newly implemented reimbursement programs will help to support acquisitions of such systems.

Full Field Digital Mammography ("FFDM") systems, which eliminate the film used in conventional mammographic X-Rays, are now available from several vendors. These systems are expected to grow as a percentage of installed mammography systems, as more clinics and women's health centers implement more fully digital imaging workflows. CAD technology, including the Company's, is applicable to mammographic images acquired through FFDM systems.

The Company's Howtek medical digitizer products are used in the Company's CAD systems, and marketed to third parties for use in the computer aided detection market, in teleradiology and in medical image storage and management networks known as Picture Archiving and Communications Systems, or "PACS".

Teleradiology is the practice of digitally transmitting medical x-ray images to another location for analysis, consultation or diagnostic interpretation. The Company's digitizers are used in this process to convert radiographic film to digital form, for transmission, communication or storage. Use of teleradiology is increasingly influenced by the economics of managed care, which mandates ever-growing sensitivity to costs and has strongly encouraged the decentralization of patient care, with specialized services available in fewer locations, on a consultative, remote basis. PACS combine teleradiology, local area networks (LAN) and medical information systems to facilitate management and storage of medical images and integration of those images into patient management and hospital information systems. These systems also enable virtually instantaneous recall and viewing of medical images, and permit the viewing of several images simultaneously. PACS can significantly reduce the cost of providing efficient radiology services, in part by reducing the incidence of lost and misplaced medical films.

iCAD Computer Aided Detection Technology and Products

The Company's CAD systems, approved by the FDA for sale in the United States in January, 2002, include proprietary software technology and a radiographic film digitizer manufactured by the Company, together with standard computer and display equipment. iCAD offers the fastest CAD system available for multiple case processing, the only system to look for asymmetries, and the most effective system available to detect breast masses. Further, the Company believes that its iCAD system is the only CAD system designed on a relational database platform, which can improve productivity and reduce operating and capital costs at women's health centers by offering computer-assisted detection as an integrated or integration-ready part of current or anticipated informatics systems, digital imaging resources, and workflows. The Company's CAD systems can detect 23% of breast cancers, an average of 14 months earlier than screening mammography alone.

iCAD offers its iCAD systems for computer aided detection of breast cancer, in a variety of configurations. Products are upgradeable from entry-level systems through more fully featured systems.

Products include:

----------------------------- ------------------ ------------------------------------------------------------------------
Brief Description             Retail Price       Detailed Description
----------------------------- ------------------ ------------------------------------------------------------------------
MammoReader II(TM) Dual       $189,950.00        MammoReader II twin scanner input computer aided detection system for
Scanner Computer Aided                           highly accurate detection of breast cancer in high-speed, high volume
Detection System                                 and reduced down-time applications. Includes application software, CAD communcations module with patient information requester, client-server support for remote radiologist review station, high resolution film digitizer, dual processor server, 17" flat panel display, barcode printer, barcode reader, high duty cycle laser printer, analyser workstation with back-lit film review panel and radiologist review station, including zero-footprint 15" high quality touch screen monitor with integrated processor.

----------------------------- ------------------ ------------------------------------------------------------------------
MammoReader(TM)               $149,950.00        MammoReader  highly  accurate  computer  aided  detection  system  with integrated  SQL Server  relational  database for easy  connectivity  to
                                                 health  center  information,   reporting  and  PACS  systems.  Includes
                                                 application   software,   CAD   communcations   module   with   patient
                                                 information  requester,  client-server  support for remote  radiologist review station, high resolution film digitizer,  dual processor server,
                                                 17" flat panel display,  barcode  printer,  barcode  reader,  high duty cycle laser  printer,  analyser  workstation  with back-lit film review panel and radiologist  review  station,  including  zero-footprint  15"
                                                 high quality touch screen monitor with integrated processor.
----------------------------- ------------------ ------------------------------------------------------------------------
MammoWriter(TM)               $ 99,950.00        MammoWriter  stand-alone  computer  aided  detection  system for highly accurate  detection of breast cancer and production and  distibution of
                                                 CAD  results in  printed  form.  Includes  application  software,  high resolution film digitizer,  high speed server,  17" flat panel display, barcode printer, barcode reader and laser printer.
----------------------------- ------------------ ------------------------------------------------------------------------

During the first quarter of 2003, and extending at least through June 2003, iCAD initiated promotional pricing for group purchasers and existing customers of its distributor, Instrumentarium Imaging, Inc., and for customers of PenRad, Inc., a developer and vendor of mammography information systems. This pricing is intended to help provide the Company with information on the price elasticity of the CAD systems market, and to assist the Company in determining pricing for future products, while promoting current sales. Under this promotional pricing, the MammoWriter system is offered at $79,950, the MammoReader system is offered at $89,000, and the MammoReader II system is offered at $129,000.

iCAD has entered into development and marketing agreements with Fischer Imaging Corporation ("Fischer") and Instrumentarium Corporation, two of the manufacturers of full field digital mammography systems, and is now testing a digital source iCAD system with Fischer. The Company anticipates commercial availability of this product in Europe by the third quarter of 2003, and subsequent availability in the United States, subject to FDA approval. iCAD licenses its software to FFDM manufacturers on an OEM basis, and user pricing is set by the licensee.


Medical Film Digitizer Technology and Products

Historically, radiographic film digitizers have utilized a laser light source to illuminate a film, and a photo multiplier tube to sense and measure the amount of light penetrating different regions of the film in order to capture the highest quality digital images. While these "first-generation" laser digitizers offer excellent image quality, they are expensive to acquire, comparatively delicate, and in many cases expensive to maintain. A "second-generation" of digitizers, using a fluorescent light source for image illumination and a charge-coupled device ("CCD") sensor for image capture, offers reduced cost at the expense of reduced image quality.

iCAD believes that its competitive advantage in the medical digitizer market is based on its introduction of a "third generation" film digitizer that utilizes high energy, narrow-band red light, generated by an array of individually controlled, solid state, light emitting diodes (LEDs), to improve illumination of films and increase resulting image quality. This individually calibrated Red LED illumination technology avoids problems and disadvantages associated with use of common fluorescent light for film illumination, without the acquisition and maintenance costs commonly associated with film digitizers using laser illumination technology. As a result, the Company believes its MultiRAD(TM) medical film digitizers are less expensive than existing competitive products with comparable capabilities, and are superior in performance to scanners previously available at comparable prices.

The MultiRAD product line, used to digitize radiographic film in telemedicine, image archiving and CAD applications, among others, currently includes:

      o The MultiRAD 860, a high-resolution film digitizer that the Company believes is uniquely positioned to serve an increasing market for computer-assisted mammography. The MultiRAD 860 list price is $19,995.

      o The MultiRAD 460, with a list price of $16,995, offers lower resolution image capture applicable in teleradiology and archiving applications.

iCAD has announced the development of the Fulcrum(TM) digitizer, a new, specialty film digitizer designed for fast, very high-quality digitization of mammography films. The Fulcrum digitizer utilizes a proprietary imaging and electro-optical technology developed by iCAD. A new "Red HotTM" light source that is specifically tuned to illuminate detail in mammograms and X-rays is combined with a fast, maintenance-free, full-width image sensor to capture the full fidelity of the breast image. Structural detail of up to 15 line pairs per millimeter and up to 4.46 optical densities can be captured from ordinary mammographic films. Fulcrum is designed to operate as a conventional digitizer, or with a fully integrated computer, thus permitting stand-alone use as a workstation or network-based scanner/server.

In addition to using the Fulcrum in iCAD's own future CAD products, the Company believes that the speed, performance and compact size of the Fulcrum digitizer, coupled with consistency from film to film, will also make the digitizer attractive to other CAD vendors, creating an enhanced OEM sales opportunity for the product. Versions of the Fulcrum for teleradiology and PACS markets are also contemplated. Manufacturing test units of the Fulcrum digitizer have been provided to potential customers. Pricing has not yet been finalized.


Sales & Marketing

The Company reaches the CAD market through Instrumentarium Imaging, Inc., its exclusive distributor for MammoReader computer aided detection of breast cancer products in the United States. Instrumentarium Imaging is part of Instrumentarium Corporation, a leading international medical technology company, operating in anesthesia and critical care (Datex-Ohmeda, Spacelabs Medical) and medical equipment. In December 2002 Instrumentarium Corporation and General Electric Company announced that they had entered into a definitive combination agreement for General Electric to acquire Instrumentarium Corporation. Based on preliminary and non-binding discussions with Instrumentarium Imaging, Inc., the Company believes its distribution relationship with Instrumentarium Imaging can continue subsequent to the acquisition of Instrumentarium by General Electric.

The Company markets its CAD software directly to manufacturers of FFDM systems on an OEM basis. The Company has concluded development and marketing agreements with two such manufacturers, under which the Company expects to license its CAD software for promotion by the FFDM manufacturer, in conjunction with FFDM system sales. Negotiations with additional such manufacturers are in progress, or contemplated.

Through its Howtek Devices Corporation subsidiary, the Company markets its medical film digitizer products to OEMs in the CAD market, including CADx Medical Systems, Inc. and Scanis, Inc. In its other medical film digitizer markets, Howtek is a recognized supplier of digitizers for medical film images with an established distribution channel including OEM's, value added resellers and distributors.

During the fourth quarter of 2002, the Company concluded the licensing and divestiture of its graphic arts and prepress business line, and is no longer active in this area. In accordance with the licensing agreement any sales of the licensed products by the licensee will result in royalty revenue to the Company. Royalty revenues are earned as a flat fee for each unit sold by the licensee.

Competition

The medical equipment market is highly competitive and changes rapidly. Competitors in this market are highly sensitive to the introduction of new products and competitors. Other well known medical imaging equipment manufacturers have explored the possibility of introducing their own versions of CAD products into the market. Because many of these companies have significantly greater resources than the Company, they may be able to respond more quickly to the evolving and emerging technologies in the market and they may be better suited to respond to the changing needs of their customers. The financial strength of many of these companies may enable them to develop their own proprietary CAD products or acquire the Company's competitors in order to bring competing products to market more quickly. Additionally, some of these companies benefit from name recognition, established relationships with healthcare professionals, diversified product lines, established distribution channels, and greater product development, manufacturing, and sales and marketing resources.

iCAD currently faces direct competition from R2 Technology, Inc. and CADx Medical Systems. Each of those competitors has received FDA approval to market their respective CAD systems for use in mammography screening and diagnostics. The Company believes that additional vendors will receive FDA approval to market CAD product within the next 12 months. In general, iCAD competes in this market on the basis of its cancer detection effectiveness, the advantages created by inclusion of a relational database in its CAD application, the reputation of Instrumentarium Imaging, its US distributor, for quality service and customer support, and price.

iCAD's competition for high quality medical digitizing market includes the "first generation" LumiScan(TM) digitizer from Lumisys Corporation, now owned by Kodak. Since 1990, Lumisys digitizers, using a monochromatic laser illumination source, have been considered the quality standard in medical image digitizers. In the computer-assisted detection and teleradiology/PACS markets, Lumisys digitizers enjoyed an overwhelming market share. As described more fully below, the Company believes that the technology employed by the Lumisys devices has several inherent weaknesses. Because Lumisys' laser technology requires manufacturing costs greater than those of iCAD's newer generation technology products, Lumisys products are expensive to acquire compared to the iCAD's digitizer. Lumisys' technology is also comparatively delicate, and expensive to maintain. As a result, Lumisys is believed by the Company to have lost market share to other competitors, including iCAD.

Vidar Corporation, a privately held company, has the greatest overall market share in medical digitizers, as a result of Vidar's dominance in the lower quality and most price sensitive segments of the market. Vidar digitizers might be considered a second generation of medical film digitizers (with Lumisys laser illuminated digitizers as the first generation). Vidar devices use a fluorescent light source to illuminate an image, capturing image information with a charge-coupled device (CCD). Offering a lower cost alternative to laser illuminated digitizers, (comparable or lower in price than iCAD's products) the Vidar products are believed to offer lower image quality than the Lumisys or the iCAD products. Vidar's Sierra Film Digitizer, priced under $10,000 reinforces Vidar's position in the low end market entry niche.

In general, the Company uses its proprietary solid state, red-light illumination system and superior image quality to compete with Lumisys and Vidar. The Company competes with Lumisys on the basis of comparable (or superior) image quality and lower price. With Vidar, the Company competes on the basis of superior image quality.

Risk Factors

The Company's business is subject to a number of risks including the risks set forth below.

The migration of the Company's principal lines of business over the past three years has resulted in declining sales and a dependence upon its medical imaging products.
In 1999 the Company decided to shift its business focus from its prepress and graphic arts products, which then accounted for a majority of its revenues, to its products for use in the medical and photographic markets, which it believed would provide it with higher margins. In 2002, the Company acquired a privately held software development company with an FDA approved system for computer-aided detection of breast cancer, and further narrowed its business focus to concentrate primarily on its new CAD medical software and systems business, and secondarily on its existing medical digitizer business. In the fourth quarter of 2002 the Company completed the licensing and divestiture of its graphic arts and prepress business lines. As a result of this migration, the Company's revenues declined from approximately $7.8 million in 2000 to approximately $5.0 million in 2002 and the Company has become totally dependent upon sales of its CAD medical imaging and digitizer products. There can be no assurance that these actions will result in increased sales or that any such increase will offset the reduction in sales as a result of the Company's divestiture of its prepress and graphic arts and photographic products.

The Company has incurred significant annual losses and there can be no assurance that the Company will be able to achieve and sustain continuing annual profitability.
As of December 31, 2002, the Company has incurred losses in excess of $60 million in the aggregate since its inception, including a net loss of approximately $9.4 million during the year ended December 31, 2002. Although the Company reported net income of $103,007 in the fourth quarter of 2002 on sales of $2,160,985, results for the fourth quarter 2002 may not be indicative of future performance. There can be no assurance that the Company will be able to achieve and sustain future profitability.

The Company's medical digitizer business has been adversely affected by the Company's acquisition and commercialization of a CAD product line.
Prior to acquisition of a CAD product line, the Company promoted its medical digitizer line to a variety of current and prospective customers offering or seeking to offer their own CAD products. With the acquisition of a CAD product line, the Company has entered into a competitive or potentially competitive position with respect to such current and prospective customers, which has, in some cases, led current and prospective customers to seek alternative suppliers of medical digitizers. The Company's sales and marketing efforts, moreover, have concentrated on CAD products during 2002, and the Company has limited development and support of its medical digitizer product channels during this time. There can be no assurance that these actions will result in increased sales of CAD products or that sales of the Company's medical digitizer products will not continue to decline.

The Company may need additional financing to implement its strategy and expand its business.
The Company may need additional debt or equity financing to pursue its strategy and increase sales in the medical markets. Any financing that the Company needs may not be available at all and, if available, may not be available on terms that are acceptable to the Company. The failure to obtain financing on a timely basis, or on economically favorable terms, could prevent the Company from continuing its strategy or from responding to changing business or economic conditions, and could cause the Company to experience difficulty in withstanding adverse operating results or competing effectively.

Because some of the Company's medical digitizers are incorporated into original equipment manufacturers' products which are regulated by the Food and Drug Administration, or FDA, the Company's sales of these products are in part dependent upon these third parties obtaining FDA approval for their products. The Company's medical digitizers are incorporated into products sold by third-party original equipment manufactures, or OEMs. Some of these OEM products are regulated by the FDA and require FDA approval, prior to marketing the products in the United States. Obtaining FDA approval is a lengthy process and is handled by the third-party OEM. Accordingly, the Company is not in control of the process. In the event that the Company is unable to maintain its relationship with the OEM's which incorporate its products or enter into agreements with additional OEM's whose subsequently receive FDA approval, the Company's business operating results and prospects will suffer.

Because a portion of the Company's sales are outside the United States, the Company is subject to additional risks, including devaluations of foreign currencies, instability in key geographic markets, tariffs and other trade barriers which are not within the Company's control.
The Company's international sales subject the Company to the risk of loss in the event of devaluation of foreign currencies in which sales are made between the time of contract and payment. The Company does not enter into currency hedging transactions. In addition, the Company's international sales would be adversely affected by political, social or economic instability or the imposition of tariffs and other trade barriers in the geographic markets in which it sells its products.

Because the Company faces intense competition for its products, price discounting often occurs and may adversely affect the Company's operating results.
The Company competes with a variety of companies for sales of its medical imaging products. As a result, discounting among manufacturers and distributors of the Company's products is intense. Increased price discounting could adversely effect the Company's gross margins and operating results. The Company cannot give any assurance that it will be able to effectively compete in the future or that it will not be required to discount its products to increase sales.

The Company's products may become obsolete.
The Company's ability to compete effectively will depend, in large part, on its ability to offer state of the art products. The Company's competitors might develop and sell new products that are technically superior to the Company's current product line that could result in the Company's inability to sell existing products or its inability to sell its products without offering a significant discount. The Company cannot give any assurance that its products will not become obsolete in the future or that it will be able to upgrade its product line or introduce new products if required.

The Company depends upon a limited number of suppliers and manufacturers for its products, and certain components in its products may be available from a sole or limited number of suppliers.
The Company's products are generally either manufactured and assembled for it by a sole manufacturer, by a limited number of manufacturers or assembled by the Company from supplies it obtains from a limited number of suppliers. Critical components required to manufacture these products, whether by outside manufacturers or directly, may be available from a sole or limited number of component suppliers. The Company generally does not have long-term arrangements with any of its manufacturers or suppliers. The loss of a sole or key manufacturer or supplier would impair the Company's ability to deliver products to customers in a timely manner and would adversely affect the Company's sales and operating results. The Company's business would be harmed if any of its manufacturers or suppliers could not meet the Company's quality and performance specifications and quantity and timing requirements.

Provisions of the Company's corporate charter documents and Delaware law could delay or prevent a change of control.
The Company's certificate of incorporation authorizes the board of directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Company's s board of directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. There are two series of preferred stock currently outstanding which have dividend and liquidation preferences over the Company's common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to a third party. The ability of the Company's board of directors to issue preferred stock could discourage, delay, or prevent a takeover of the Company thereby preserving control by the current stockholders.

As a Delaware corporation, the Company is subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. Subject to exceptions, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of a corporation's voting stock. As a result of the application of Section 203, potential acquirers may be discouraged from attempting to acquire the Company, thereby possibly depriving its stockholders of acquisition opportunities to sell or otherwise dispose of its stock at above-market prices typical of acquisitions.

The price of the Company's common stock could be volatile.
The Company's common stock is quoted on the Nasdaq SmallCap Market which has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the Company's common stock without regard to the operating performance. In addition, the trading price of the Company's common stock could be subject to significant fluctuations in response to actual or anticipated variations in the Company's quarterly operating results announcements by the Company or its competitors, factors affecting the medical imaging industry generally, changes in national or regional economic conditions, changes in securities analysts' estimates for the Company's competitors' or industry's future performance or general market conditions. The market price of the Company's common stock could also be affected by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the Company's industry.

Risks relating to the Medical Device Industry

The Company is subject to extensive regulation with potentially significant costs for compliance.
The iCAD system for computer aided detection of breast cancer is a medical device subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act. The FDA's regulations govern, among other things, product development, product testing, product labeling, product storage, pre-market clearance or approval, advertising and promotion, and sales and distribution. Unanticipated changes in existing regulatory requirements or adoption of new requirements could, following the merger, adversely affect the Company's business, financial condition and results of operations.

The FDA's Quality System Regulation requires that the Company's manufacturing operations follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The Company is subject to FDA regulations covering labeling regulations, adverse event reporting, and the FDA's general prohibition against promoting products for unapproved or off-label uses.

The Company's manufacturing facilities are subject to periodic unannounced inspections by the FDA and corresponding state agencies and international regulatory authorities for compliance with extensive regulatory requirements. Although the Company believes its manufacturing facilities are currently in compliance with applicable requirements, there can be no assurance that the FDA, following an inspection of these manufacturing facilities, would determine that they are in full compliance. The Company's failure to fully comply with applicable regulations could result in the issuance of warning letters, non-approvals, suspensions of existing approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

In order to market and sell its CAD products in certain countries outside of the United States the Company must obtain and maintain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals, and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals is an expensive and time consuming process. The Company cannot be certain that it will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which it plans to market its CAD products, and if the Company fails to receive such approvals, its ability to generate revenue may be significantly diminished.

The Company may not be able to obtain regulatory approval for any of the other products that it may consider developing.
The Company has received FDA approvals only for its currently offered iCAD products. Before the Company is able to commercialize any other product, the Company must obtain regulatory approvals for each indicated use for that product. The process for satisfying these regulatory requirements is lengthy and will require the Company to comply with complex standards for research and development, testing, manufacturing, quality control, labeling, and promotion of products.

The Company's products may be recalled even after it has received FDA approval or clearance.
If the safety or efficacy of the Company's products are called into question, the FDA and similar governmental authorities in other countries may require the Company to recall its products. This is true even if a Company product has previously received approval or clearance by the FDA or a similar governmental body. Such a recall could be the result of component failures, manufacturing errors or design defects, including defects in labeling. Such a recall would divert the focus of the Company's management and its financial resources and could materially and adversely affect its reputation with customers.

Reforms in reimbursement procedures by Medicare or other third-parties may adversely affect the Company's business.
In the United States, Medicare and a number of commercial third-party payers provide reimbursements for the use of CAD in connection with mammography screening and diagnostics. In the future, however, these reimbursements may be unavailable or inadequate due to changes in applicable legislation or regulations, changes in attitudes toward the use of mammograms for broad screening to detect breast cancer or due to changes in the reimbursement policies of third-party payers. As a result, healthcare providers may be unwilling to purchase the Company's CAD products or any of the Company's future products, which could significantly harm the Company's business, financial condition and operating results.

Acceptance of the Company's products outside of the United States depends, in part, upon the availability of similar reimbursements in the markets in which the Company intends to focus its international marketing activities. Reimbursements and health insurance systems in markets outside of the United States vary from country to country. If the Company is unable to qualify its products for reimbursement outside of the United States, the Company may not be able to gain international market acceptance for its products.

There is no guaranty that any of the products which the Company contemplates developing will become eligible for reimbursements or health insurance coverage in the United States or abroad at favorable rates or even at all or maintain eligibility.

The sales cycle for the Company's products is lengthy and unpredictable and its quarterly results will be unpredictable.
Many of the customers of the Company's medical imaging products are institutional organizations, such as hospitals, with significant purchasing power and cyclical ordering practices. Although the Company's CAD system is currently less expensive than the devices of its competitors, the purchase of the iCAD CAD system requires a material capital expenditure that will likely require approval of the Company's customers' senior management and result in a lengthy sales and purchase order cycle. Consequently, the Company may be unable to accurately estimate its manufacturing and support requirements. The Company's larger institutional customers may also demand discounted prices on the Company's products. As a result, the Company's actual sales may differ significantly from its estimated sales and the Company may incorrectly allocate its resources. If the Company is unable to accurately project sales and allocate corresponding resources, it may incur substantial fluctuations in its operating results for any given quarter.

Even if the Company is able to achieve profitability in future fiscal periods, it may occur in a quarter with concentrated revenue. In that case, the Company would expect reduced revenue in the following quarter or quarters, and possibly a quarterly loss or quarterly losses. As a result, stockholders may not be able to rely upon the Company's operating results in any particular period as an indication of future performance.

The medical equipment industry is litigious, and the Company has been and may be sued again for allegedly violating the intellectual property rights of others. The medical technology industry is characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, major medical device companies have used litigation against emerging growth companies as a means of gaining a competitive advantage.

From time to time, the Company may learn of allegations or threats from third parties drawing its attention to their patent rights. The Company is currently a defendant in two actions where the plaintiff's allege that the Company has infringed upon certain of the third party's patents. There may be other patent rights of which the Company is presently unaware. The Company anticipates that the costs associated with its legal defense against claims of patent infringement by a competitor in the CAD industry will have a material and adverse effect on its financial condition during the period of the litigation.

Should third parties file patent applications or be issued patents claiming technology also claimed by the Company in pending applications, the Company may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine the relative priorities of its inventions and the third parties' inventions. The Company could also be required to participate in interference proceedings involving any patents which may be issued to the Company and pending applications of another entity. An adverse outcome in an interference proceeding could require the Company to cease using the technology or to license rights from prevailing third parties.

The Company is also aware of third parties whose business involves the use of CAD systems. Certain of these parties have issued patents or pending patent applications on technology that they may assert against the Company. Third parties may claim the Company is using their patented inventions and may go to court to stop the Company from engaging in its normal operations and activities. These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of the Company's management. A court may decide that the Company is infringing a third party's patents and may order it to cease the infringing activity. The court could also order the Company to pay damages for the infringement. These damages could be substantial and could harm the Company's business, financial condition and operating results.

If the Company is unable to obtain any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, the Company would have to redesign its products to avoid infringing a third party's patent and could temporarily or permanently have to discontinue manufacturing and selling some of its products. If this were to occur, it would negatively impact future revenue and would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may be unable to protect its intellectual property rights and, consequently, the Company's competitors may benefit from the Company's efforts and compete directly against the Company.
Presently, patent applications have been filed for aspects of the proprietary technology employed by the Company in its CAD and medical digitizer products. The Company's patent applications, or any patents which may be issued to it, may be challenged, invalidated or circumvented by third parties. Any patent ultimately issued to the Company may not be in a form that will be beneficial to the Company. To the extent the Company is unable to adequately protect any of the intellectual property used in connection with its current or any future products, competitors may take advantage of the situation and produce competing products, which could harm the Company's competitive position and ultimately harm its operating results.

The Company also relies on a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality agreements and other contractual restrictions to protect its proprietary technology. However, these legal means afford only limited protection and may not adequately protect the Company's rights or permit it to gain or keep any competitive advantage. The Company may not be able to prevent the unauthorized disclosure or misappropriation of its technical knowledge or other trade secrets by employees. If that were to occur, the Company's proprietary technologies and software applications would lose value and the Company's business, results or operations and financial condition could be materially adversely affected.

Adverse events could undermine the Company's efforts to protect its intellectual property. The Company's competitors may be able to develop competing technologies or products that do not infringe any of the Company's intellectual property rights. Even if a competitor infringes the Company's intellectual property rights, the Company may be unable to bring, or prevail in, a suit to protect its rights.

Furthermore, the laws of some foreign countries may not adequately protect the Company's intellectual property rights. As a result of all of these factors, the Company's efforts to protect its intellectual property may not be adequate, and the Company's competitors may independently develop similar competing technologies or products, duplicate the Company's products, or design around the Company's intellectual property rights. This would harm the Company's competitive position, decrease its market share, or otherwise harm its business.

The Company may be unable to secure licenses for any technology which may be necessary to improve current or future products.
It is likely that the technology underlying the Company's existing and planned products may be fundamentally improved and that the resulting technology may be owned by third parties. As a result, the Company may be required to obtain licenses to this new technology to improve its current or future products. The cost of licensing such technology may significantly increase the unit cost of its products.

The Company may be unable to obtain favorable terms for licenses for this new technology or, alternatively, the owners of the technology may refuse to license it to the Company in order to maintain their own competitive advantage. In either case, the Company's products may not be competitive with the products manufactured by others. Even if the Company were able to obtain rights to a third party's patented intellectual property, these rights may be non-exclusive, thereby giving the Company's competitors access to the same intellectual property.

Some studies have questioned the efficacy of using mammography as a method to reduce mortality.
If mammography proves to be less effective, the Company's business would be seriously harmed. In addition, competing technologies could replace mammography as the preferred method for screening for breast cancer. The Company is aware that the efficacy of screening mammography to reduce mortality has been questioned in several publications. Even if unproven, this could lead to a reduction in the use of mammography as a tool to detect breast cancer in the United States and abroad. If mammography is ultimately proven to be ineffective, or if recommendations for regular mammograms were eliminated or reduced, the Company's business would certainly be seriously harmed.

The Company is also aware of companies that are developing alternatives to traditional breast cancer detection, including refractive light, thermal technologies, breast ultrasound, magnetic resonance imaging and non-imaging tests.

The Company may be exposed to significant product liability for which the Company may not be able to procure sufficient insurance coverage.
The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical imaging devices. If available at all, product liability insurance for the medical device industry generally is expensive. Currently, the Company has liability insurance coverage which it deems appropriate for its current stage of development. No assurance can be given that this level of coverage will be adequate or that adequate insurance coverage will be available in sufficient amounts or at a reasonable cost in the future, or that a product liability claim would not have a material adverse effect on the Company.

Other Risks Related to the Company

The Company may not be able to successfully implement its current business model or effectively manage its growth.
The Company only commenced generating revenue from the sale of MammoReader, its first CAD product, in 2002. Sales of the Company's products may not generate sufficient cash to support the Company's future operations. There can be no assurance that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners, if any, or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its development activities, clinical studies and/or regulatory activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. No assurance can be given that any future technologies or products that may be developed by the Company will be successfully developed, commercialized or accepted by the marketplace or that sufficient revenues will be realized to support operations or future research and development programs.

To address these risks, the Company must, among other things, establish, maintain and increase its relationships with radiologists and other members of the health care industry, implement and successfully execute the Company's business and marketing strategies, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's future prospects depend on its ability to retain current key employees and attract additional qualified personnel.
The Company's success depends in large part on the abilities and continued service of the Company's executive officers and other key employees. The Company may not be able to retain the services of its executive officers and other key employees. The loss of executive officers or other key personnel could have a material adverse effect on the Company.

In addition, in order to support the Company's continued growth, the Company will be required to effectively recruit, develop and retain additional qualified personnel. If the Company is unable to attract and retain additional necessary personnel, it could delay or hinder the Company's plans for growth. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract necessary personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Some of the Company's competitors have significantly greater resources and may prevent the Company from achieving or maintaining significant market share. As the market for CAD grows, competition for mammography products will likely increase.
The medical equipment market is highly competitive and changes rapidly. Competitors in this market are highly sensitive to the introduction of new products and competitors. Other well known medical imaging equipment manufacturers have explored the possibility of introducing their own versions of CAD products into the market. Because many of these companies have significantly greater resources than the Company has, they may be able to respond more quickly to the evolving and emerging technologies in the market and they may be better suited to respond the changing needs of their customers. The financial strength of many of these companies may enable them to develop their own proprietary CAD products or acquire the Company's competitors to bring competing products to market more quickly. Additionally, some of these companies benefit from name recognition, established relationships with healthcare professionals, diversified product lines, established distribution channels, and greater product development, manufacturing, and sales and marketing resources.

The Company currently faces direct competition from R2 Technology, Inc. and CADx Medical Systems. Each of those competitors has received FDA approval to market their respective CAD systems for use in mammography screening and diagnostics. The Company also expects that Scanis, Inc. will receive FDA approval to market its CAD product within the next 12 months. The Company expects that as the market for CAD grows, other competitors may seek to introduce CAD products priced even lower than the Company. Customers seeking a low-cost CAD solution may prefer a competitor's lower-priced product to the Company's and may result in pricing cutting by the Company which will reduce its profit margin.

The Company relies exclusively on one distributor in the United States for the sale, service, installation and distribution of its CAD products, and that distributor has entered into an agreement to be acquired by General Electric Corporation. If that distributor fails, or is unable, to allocate sufficient resources to sell, service, install and distribute the Company's products, or otherwise alters its commitment and efforts to sell, service, install and distribute the Company's products as a result of the acquisition of the distributor by General Electric or any other party or otherwise, the Company's financial condition will suffer.
The Company has appointed Instrumentarium Imaging, Inc. as its exclusive distributor in the United States for the sale, service, installation and distribution of its MammoReader products. If Instrumentarium Imaging. becomes subject to financial difficulty or otherwise does not commit the resources necessary to execute the Company's sales, service, installation and marketing strategy, the Company will be required to establish alternative sales channels and mechanisms for installation, service and support of its products. Such a process could result in increased costs and reduced sales, and could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

The Company is subject to extensive regulation with potentially significant costs for compliance. The iCAD system for computer aided detection of breast cancer is a medical device subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act. The FDA's regulations govern, among other things, product development, product testing, product labeling, product storage, pre-market clearance or approval, advertising and promotion, and sales and distribution. Unanticipated changes in existing regulatory requirements or adoption of new requirements could, following the merger, adversely affect the Company's business, financial condition and results of operations.

The FDA's Quality System Regulation requires that the Company's manufacturing operations follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The Company is subject to FDA regulations covering labeling regulations, adverse event reporting, and the FDA's general prohibition against promoting products for unapproved or off-label uses.

The Company's manufacturing facilities are subject to periodic unannounced inspections by the FDA and corresponding state agencies and international regulatory authorities for compliance with extensive regulatory requirements. Although the Company believes its manufacturing facilities are currently in compliance with applicable requirements, there can be no assurance that the FDA, following an inspection of these manufacturing facilities, would determine that they are in full compliance. The Company's failure to fully comply with applicable regulations could result in the issuance of warning letters, non-approvals, suspensions of existing approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

In order to market and sell its CAD products in certain countries outside of the United States the Company must obtain and maintain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals, and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals is an expensive and time consuming process. The Company cannot be certain that it will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which it plans to market its CAD products, and if the Company fails to receive such approvals, its ability to generate revenue may be significantly diminished.

The Company may not be able to obtain regulatory approval for any of the other products that it has considered developing. The Company has received FDA approvals only for its currently offered iCAD products. Before the Company is able to commercialize any other product, the Company must obtain regulatory approvals for each indicated use for that product. The process for satisfying these regulatory requirements is lengthy and will require the Company to comply with complex standards for research and development, testing, manufacturing, quality control, labeling, and promotion of products.

The Company's products may be recalled even after it has received FDA approval or clearance. If the safety or efficacy of the Company's products are called into question, the FDA and similar governmental authorities in other countries may require the Company to recall its products. This is true even if the Company has previously received approval or clearance by the FDA or a similar governmental body. Such a recall could be the result of component failures, manufacturing errors or design defects, including defects in labeling. Such a recall would divert the focus of the Company's management and its financial resources and could materially and adversely affect its reputation with customers.

Sources and Availability of Materials

The Company depends upon a limited number of suppliers and manufacturers for its products, and certain components in its products may be available from a sole or limited number of suppliers. The Company's products are generally either manufactured and assembled for it by a sole manufacturer, by a limited number of manufacturers or assembled by the Company from supplies it obtains from a limited number of suppliers. Critical components required to manufacture these products, whether by outside manufacturers or directly, may be available from a sole or limited number of component suppliers. The Company generally does not have long-term arrangements with any of its manufacturers or suppliers. The loss of a sole or key manufacturer or supplier would impair the Company's ability to deliver products to customers in a timely manner and would adversely affect the Company's sales and operating results. The Company's business would be harmed if any of its manufacturers or suppliers could not meet the Company's quality and performance specifications and quantity and timing requirements.

Patents and Licenses

The Company has several patents covering its scanner technology in the United States and certain foreign countries. These patents help the Company maintain a proprietary position in the scanner market, but because of the pace of innovation in that market it is difficult to determine the overall importance of these patents to the Company.

The Company has current patent applications pending domestically and internationally, and plans to file additional domestic and foreign applications when it believes such protection will benefit the Company. These patent applications relate to computer aided detection technology and to digitizer technology. There is no assurance that additional patents will be obtained either in the United States or in foreign countries or that existing or future patents or copyrights will provide substantial protection or commercial benefit to the Company.

There is rapid technological development in the Company's markets with concurrent extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technologies have been independently developed and do not infringe the patents or intellectual property rights of others, certain components of the Company's products could infringe patents, either existing or which may be issued in the future, in which event the Company may be required to modify its designs or obtain a license. See Item 3 - Legal Proceedings for a description of certain patent actions in which the Company is a defendant. No assurance can be given that the Company will be able to do so in a timely manner or upon acceptable terms and conditions; and the failure to do either of the foregoing could have a material adverse effect upon the Company's business.

In February 2003 iCAD secured a Patent License to United States, Canadian, and Japanese patents owned by Scanis, Inc., which relate broadly to computer aided detection of breast cancer. Rights to a European patent application covering similar inventions are also included. In conjunction with the Patent License to iCAD, Scanis entered into a multi-year, exclusive digitizer supply agreement with iCAD's wholly owned subsidiary, Howtek Devices Corporation. In consideration for the Patent License from Scanis, Inc. the Company granted discounts to Scanis with respect to future purchases of the Company's digitizer products.

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

Major Customers

During the year ended December 31, 2002 the Company had sales of $2,631,709 (or 53% of sales) to Instrumentarium Imaging, Inc. and an accounts receivable balance of $1,190,990 due from this customer at December 31, 2002. The Company did not have any major customers in 2001. In 2000 the Company had sales of $2,062,955 (or 26% of sales) to Techexport, Inc. and an accounts receivable balance of $428,994 at December 31, 2000 due from this customer.

Manufacturing

The Company operates an FDA certified manufacturing facility in Boca Raton, Florida at which the Company's CAD systems are assembled, integrated and tested. The Company has received FDA approval to transfer the manufacturing to its Nashua, NH facility, which is ISO 9001 certified. This transfer is expected to take place during the second quarter of 2003, after which the Boca Raton facility will be closed. The Company's digitizer products are manufactured by third party contract manufacturing organizations. The software applications that are sold with the Company's products are either developed in-house or licensed from third parties.

Engineering and Product Development

The Company spent $1,626,001, $751,467 and $709,595 on research and development activities during the years ended December, 2002, 2001 and 2000, respectively. The research and development expenses for 2002 are primarily attributed to the development of the Company's new Fulcrum medical film digitizer product and the addition, as a result of its acquisition of ISSI, of a software technology development group to support its CAD products.

Employees

On March 1, 2003 the Company had 28 full time employees and 1 part time employee. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.

Backlog

The dollar amount of the Company's backlog, and orders believed to be firm, as of December 31, 2002 was approximately $338,000 as compared to approximately $157,000 on the corresponding date in 2001.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Financial Geographic Information

The Company's sales are made to U.S. distributors, dealers and to foreign distributors of computer and related products. Total export sales, which includes sales made to a U.S. based international distributor of computer and related products, were $301,000 or 6% of total sales in 2002, $944,000 or 20% of total sales in 2001 and $3,243,000 or 42% of total sales in 2000.

The Company's principal concentration of export sales was in Europe, which accounted for 26% of 2002 export sales. In 2001, Australia accounted for 35% of the Company's export sales and in 2000, with the addition of a large OEM customer, the Company's principal concentration of export sales was in Canada, which accounted for 71% of export sales. The balance of the export sales was into the Far East, Mexico and Central America.

Item 2.      Properties

The Company recently relocated its principal executive offices and research and development laboratory to 4 Townsend West, Suite 17, Nashua, New Hampshire, from its previous location in Hudson, New Hampshire. The facility consists of approximately 6,000 square feet of manufacturing, research and development and office space and is leased by the Company pursuant to a lease which expires December 31, 2006 at an annual rent of approximately $40,200.

In addition, as a result of its acquisition of ISSI, the Company leases a facility for its software research and development group located at 4902 Eisenhower Blvd, Suite 185, Tampa, Florida. The facility consists of approximately 2,670 square feet of research and development and office space and is leased by the Company pursuant to a lease, which expires July 31, 2007 at an annual rent of approximately $53,000. Additionally, the Company is required to pay real estate taxes and provide insurance. If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

During the third quarter of 2002, the Company took action to close the Company's Boca Raton, Florida office. The cost of closing the facility totaled approximately $94,000 which represented the remaining amount due under the non-cancelable operating lease for the facility.

Item 3.      Legal Proceedings.

A complaint was filed against the Company and 213 other defendants in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al., Case No. 501CV344. The plaintiff claims the Company and other defendants have infringed a United States patent alleged to cover color reproduction system technology. With respect to the Company, the alleged infringement involves certain of the Company scanners and other products sold to customers in the graphic arts/prepress and photographic markets. The plaintiff seeks unspecified damages together with interest, injunctive relief and recovery of reasonable attorney's fees.

Based upon management's review of the claim, it is estimated that the Company's probable and estimable infringement liability for this claim will range between $383,000 and $639,000. As of December 31, 2002, the Company has recorded an accrual of $383,000 related to this claim.

While it is not possible to predict the ultimate outcome of the infringement claim, the Company believes that resolution of this matter is not expected to have a material adverse effect on the Company's financial position. The Company cautions, however, that these estimates for infringement claims are difficult to predict and may be influenced by many factors. Accordingly, this matter, if resolved in a manner different from the estimate, could have a material effect on the Company's financial position.

On June 3, 2002, ISSI was sued in United States District Court for the District of Delaware by R2 Technology, Inc. and Shih-Ping Wang. The lawsuit alleges that ISSI's MammoReader device infringes certain patents owned by R2 Technology, Inc. The complaint requests treble damages, but does not specify the amount of damages sought. The complaint also seeks to enjoin ISSI from further infringement. On July 11, 2002, subsequent to the acquisition of ISSI by Howtek, the plaintiffs amended their complaint to add iCAD, Inc. (formerly, Howtek Inc.) and its subsidiary ISSI Acquisition Corp. as additional parties. The Company believes the lawsuit is without merit and intends to vigorously defend itself. On November 8, 2002, the Company filed an answer to the lawsuit, denying all claims and asserting counterclaims challenging the validity of the R2 patents in question.

Item 4.      Submission of Matters to a Vote of Security-Holders

      Not applicable

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters.

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "ICAD". The following table sets forth the range of high and low sale prices for each quarterly period during 2002 and 2001.

Fiscal year ended                                      High              Low
                                                       ----              ---
December 31, 2002
-----------------
First Quarter                                         $3.500            $1.420
Second Quarter                                         3.250             2.010
Third Quarter                                          3.170              .950
Fourth Quarter                                         2.800             1.030

Fiscal year ended
December 31, 2001
First Quarter                                         $3.375            $2.500
Second Quarter                                         3.000             1.860
Third Quarter                                          2.150              .700
Fourth Quarter                                         1.900              .930

As of March 11, 2003 there were 304 holders of record of the Company's Common Stock. In addition, the Company believes that there are in excess of 700 holders of the Common Stock whose shares are held in "street name".

The Company has not paid any cash dividends on its Common Stock to date, and the Company does not contemplate payment of cash dividends in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's Board of Directors. There are no non-statutory restrictions on the Company's present or future ability to pay dividends. The Company currently has two outstanding Series of Preferred Stock that have dividend rights that are senior to holders of Common Stock.

See Item 12 for certain information with respect to the Company's equity compensation plans in effect at December 31, 2002.

Item 6.   Selected Financial Data

Selected Statement of Operations Data

                                                                      Year Ended December 31,
                                        ------------------------------------------------------------------------------------
                                              2002             2001            2000             1999             1998
                                              -----            -----           -----            -----            -----
Sales                                         $5,000,184       $4,835,297     $7,793,517        $6,663,230       $5,323,601
Gross margin                                    (161,459)         898,891      1,900,027         1,594,124        1,223,135
Total operating expenses                      (9,208,664)      (3,439,557)    (3,595,661)       (3,789,306)      (4,096,944)
Loss from operations                          (9,370,123)      (2,540,666)    (1,695,634)       (2,195,182)      (2,873,809)
Interest expense - net                           (48,167)         (80,105)      (132,014)       (1,801,646)        (498,514)
Net loss                                      (9,418,290)      (2,620,771)    (1,827,648)       (3,996,828)      (3,372,323)
Net loss available to common stockholders     (9,566,338)      (2,775,821)    (2,896,520)       (3,996,828)      (3,372,323)
Net loss per share                                 (0.46)           (0.20)         (0.22)            (0.32)           (0.33)

Weighted average shares outstanding
     basic and diluted                        20,928,397       13,950,119     13,373,086        12,660,613       10,142,672

Selected Balance Sheet Data

                                                                           As of December 31,
                                        ------------------------------------------------------------------------------------
                                              2002             2001            2000             1999             1998
                                              -----            -----           -----            -----            -----
Total current assets                          $3,116,665       $3,586,602     $5,082,016        $4,457,910       $4,798,576
Total assets                                  26,077,356        4,161,125      5,945,928         5,696,609        6,351,421
Total current liabilities                      4,313,690        2,003,807      2,143,873         2,019,340        2,198,995
Loans payable to related parties, including
   current portion                               200,000          500,000      1,400,000         1,140,000          765,000
Note payable, including current portion          173,916          178,870              -                 -                -
Convertible Subordinated Debentures,
   including current portion                      10,000           10,000        117,000           117,000        1,881,000
Stockholders' equity                          21,455,276        2,039,557      2,902,055         2,920,269        2,271,426

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In May 2002, the SEC proposed disclosure rules that would require registrants to include in Management's Discussion and Analysis a separate section regarding the application of critical accounting policies that discloses the critical accounting estimates that are made by a registrant in applying its accounting policies and information concerning the initial adoption of certain accounting policies that have a material impact on a registrant's financial presentation.
Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. On an on-going basis, the Company evaluates its estimates related to the Allowance for Doubtful Accounts and the estimated useful lives of its fixed and identifiable intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue is recognized when products are shipped to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable.

Long-lived assets, such as intangible assets, other than goodwill, and property and equipment, are evaluated for impairment when events or changes is circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. Goodwill is not amortized and is evaluated for impairment at least annually.

Results of Operations

Overview

The Company was incorporated in 1984 in the State of Delaware, as Howtek, Inc., and sold and supported over 20,000 high quality, professional graphic arts, photographic and medical imaging systems worldwide. In 2001, iCAD elected to concentrate on its medical imaging and women's health businesses with an objective of expanding this business through increased product offerings. This goal was achieved in June 2002 with the acquisition of Intelligent Systems Software, Inc. ("ISSI"), a software company offering computer aided detection ("CAD") systems for breast cancer.

Early detection of breast cancer can save lives and often permits less costly, less invasive and less disfiguring cancer treatment options than when the cancel is detected at a later stage. Computer-aided detection from products sold by iCAD, Inc. can detect 23% of breast cancers, an average of 14 months earlier than screening mammography alone. iCAD believes that it offers the fastest CAD system available for multiple case processing, the only system to look for asymmetries in the appearance between the left and right breast, which may be indicative on cancer ("asymmetries"), and the most effective system available to detect breast masses. Further, the iCAD system is the only CAD system designed on a relational database platform, which can improve productivity and reduce operating and capital costs at women's health centers by offering computer-assisted detection as an integrated or integration-ready part of current or anticipated informatics systems, digital imaging resources, and workflows.

The Company's CAD systems include proprietary software technology and a radiographic film digitizer manufactured by the Company, together with standard computer and display equipment. iCAD also manufactures medical film digitizers for a variety of medical imaging and other applications. The Company has established a wholly owned subsidiary, Howtek Devices Corporation, to manufacture and promote the Company's film digitizer products to third party customers. The Company believes that iCAD's experience in providing film digitizers and software for medical picture archiving and communications (PACS) and telemedicine applications contributes to the successful integration of the Company's CAD products into networked and digital mammography environments. The Company's headquarters and its production and assembly facilities are located in southern New Hampshire, with software research and development facilities in Tampa, Florida.

At the end of the second quarter of 2002, consistent with the Company's intention to concentrate its efforts in the medical imaging and scanning business on higher margin medical and computer assisted detection applications and to seek licensees for its graphic arts and photographic product lines, the Company established non-cash reserves and took inventory adjustments associated with its graphic arts and photographic products, which totaled approximately $3.0 million as of September 30, 2002.

During the third quarter of 2002, the Company's first quarter of combined operations with ISSI, iCAD's management and directors evaluated the Company's organization and operations to identify and eliminate redundancies and inefficiencies created through the merger of Howtek, Inc. and ISSI. As a result, the Company eliminated three senior management positions and is closing the Company's office in Boca Raton, Florida in 2003. These actions are intended to permit improved operating efficiencies while substantially reducing headcount and overhead. The Company recorded a one time charge of $884,000 during the third quarter of 2002 in connection with separation agreements negotiated with its former Chief Executive Officer and Vice President of Finance and costs of closing the Boca Raton office. The charge is included in general and administrative expenses in the consolidated statement of operations filed with this report on Form 10-K.

During the fourth quarter of 2002, the Company concluded the licensing and divestiture of its graphic arts and prepress business line, and is no longer active in this area. In conjunction with the divestiture, all inventories, fixed assets and intangible assets related to the graphic arts and prepress business lines were written down to their estimated salvage values of $0 during the second quarter. The license agreement related to the discontinued product lines provided for the sales of all tangible and intangible assets related to the graphic arts and prepress business lines. Total consideration received by the Company for the sale of the assets amounted to $188,117 and was paid through the assumption of certain liabilities of the Company. In accordance with the licensing agreement any sales by the licensee will result in royalty revenue to the Company. Royalty revenues are earned as a flat fee for each unit sold by the licensee.

During 2002, iCAD was the recipient of a national Tibbets Award for unique technological innovations of particular significance and value to the community. ISSI and iCAD have been responsible for a range of innovations in CAD products, including the first and only CAD system to search for and mark clinical asymmetries; the first free-standing, eye-level radiologist review station; the ability to choose between soft copy and printed CAD results; the first system to offer multiple radiologist viewing stations; and the first and only system that provides integration of relational database technologies to ensure patient history tracking and enhance integration with other information systems. Other innovations incorporated into the Company's CAD products include the first use of bar code labels to improve workflow and reduce errors in case tracking; the first CAD system supporting open architecture, standardized protocols and accessible data interfaces; the ability to share digitizers between CAD and medical picture archiving and communications ("PACS") systems; and the first and only dual digitizer CAD system. iCAD also delivered the first digitizer designed for mammography and women's health applications; the first and only support for distributed patient databases, allowing remote scanning and remote access to patient information and test results; the first and only support for remote patient entry; the first bi-directional support for hospital and mammography information systems; the first leveraged operating lease for CAD systems; and the first fully-featured CAD system available at a price under $100,000.

While iCAD believes it is poised to exploit application of CAD technology to additional practice areas, iCAD's research and development emphasizes the development or enhancement of products relating to the Women's health care practice, working to make CAD more affordable and more effective and accessible through enhanced integration with existing imaging and information sharing systems in the mammography clinic and hospital environment.

Unlike many other companies in its industry, iCAD's commitment to women's health is reinforced by the fact that key management roles at iCAD are held by women, including the Company's Executive Vice President, Chief Financial Officer, Vice President of Product Marketing and Director of Customer Services, as well as representation on the Board of Directors. The Company's Medical and Technical Advisory Board consists primarily of women, half of iCAD's field sales representatives are professional women, and iCAD's principal contract manufacturer, is woman owned and managed.

iCAD is the only integrated digitizer hardware and CAD software company offering computer aided detection solutions. As such, iCAD is able to reduce costs at each step in the CAD product design, production and assembly process. The Company believes that its acquisition of ISSI and resulting vertical integration of CAD and hardware development have resulted in better integration of software and film digitizer components, lower production costs and reduced administrative overhead. These achievements have allowed iCAD to progressively enhance its CAD product line, while reducing the costs of CAD to many customers and allowing more women to realize the benefits inherent in the early detection of breast cancer.

The Company reported profitable operations in the fourth quarter of 2002, an increase of 222% in medical sales from the fourth quarter of 2001, and excluding sales totaling $188,117 of previously written off inventory gross profit margins amounted to 65% in the fourth quarter of 2002.

Merger with ISSI

On June 28, 2002, the Company completed the acquisition of Intelligent Systems Software, Inc. pursuant to a previously reported plan and agreement of merger. The Company acquired all of the issued and outstanding capital stock of ISSI, a privately held company based in Boca Raton, Florida. In the merger, the Company issued a total of 10,400,000 shares of its common stock to the ISSI stockholders, including 2,000,000 shares of the Company's common stock which were issued to a corporation owned by the Chairman of the Company, Mr. Robert Howard, in exchange for shares of ISSI Common Stock purchased by that corporation immediately prior to the merger, as approved by the Company's shareholders and in accordance with the provisions of the merger agreement. Subsequent to completion of the merger the Company amended its certificate of incorporation to increase its authorized common stock to 50,000,000 shares, change its name from "Howtek, Inc." to "iCAD, Inc." and classify its Board of Directors into three classes.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

Sales. Sales for the year ended December 31, 2002 were $5,000,184, compared with sales of $4,835,297 for the year ended December 31, 2001. Sales increased during the third and fourth quarter of 2002 as a result of the addition of the CAD product line through acquisition of ISSI on June 28, 2002. CAD sales, which began upon the acquisition of ISSI, were $2,628,135 (53% of sales) for the year ended December 31, 2002. The shift in the Company's business focus, from graphic arts and photographic product lines to CAD imaging and medical digitizer products, was largely responsible for the reduced overall sales during the first and second quarters of 2002. Sales related to discontinued products totaled $711,556 for the year ended December 31, 2002. Sales are expected to increase in future periods as a result of increased sales of CAD products.

Gross Margin. Gross margin for the year ended December 31, 2002 decreased as a result of the write-offs of inventory relating to graphic arts and photographic products in the amount of $2,369,539. Before the write-offs, gross margin for the year ended December 31, 2002 increased to 49% from 19% in 2001, as a result of reduced production overhead and indirect production expenses and sales of its CAD and medical imaging products which have higher margins than the Company's graphic arts products.

During the first quarter of 2003, iCAD initiated reduced, promotional pricing for group purchasers and existing customers of its distributor, Instrumentarium Imaging, Inc. and for customers of PenRad, Inc., a developer and vendor of mammography information systems. This pricing is intended to help provide the Company with information on the price elasticity of the CAD systems market, and to assist the Company in determining pricing for future products while promoting current sales. These factors are significant in determining how the Company can best exploit its comparative advantage in manufacturing costs. Products sold under this promotional and market analysis program, which is currently planned to extend through June 30, 2003, will reflect reduced transfer prices and reduced gross margins.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2002 increased from $751,467 in 2001 to $1,626,001 in 2002. The increase in engineering and product development costs resulted primarily from the Company's addition, as a result of its acquisition of ISSI, of a software technology development group to support its CAD products. Additionally, the Company continues its development of its new Fulcrum medical film digitizer product and utilization of outside and contract engineering resources. The Company anticipates that engineering and product development costs will increase in 2003.

General and Administrative. General and administrative expenses increased from $1,124,710 in 2001 to $6,595,076 in 2002. The increase in general and administrative expenses resulted primarily from a one-time, $2,800,000 non-cash accounting charge associated with the placement of $2,000,000 in restricted common stock by ISSI immediately prior to the successful acquisition of ISSI by the Company. Pursuant to the acquisition agreement between the two companies, which was approved by the Company's stockholders, this sale of securities increased working capital and funded the promotion of the MammoReader product. Additional increases in general and administrative expenses in 2002 reflected non-recurring severance benefits and other expenses associated with reductions of staff resulting from the combination of ISSI and Howtek in the amount of $884,000, a write-off of fixed assets, including test equipment and software development costs, relating to the Company's graphic arts and photographic product lines totaling $417,004 and an accrued litigation cost of $383,000 in connection with the complaint filed against the Company by The Massachusetts Institute of Technology and Electronics for Imaging, INC. See Part I, Item 3 - Legal Proceedings.

Marketing and Sales. Marketing and sales expenses for the year ended
December 31, 2002 decreased 37% from $1,563,380 in 2001 to $987,587 in 2002.
This decrease was due primarily to the reduction of personnel, promotional and trade show expenses related to the Company's traditional graphic arts and FotoFunnel lines. With the release of its MammoReader product and the introduction of its new medical film digitizer product, however, the Company expects marketing and sales expenses to increase in future periods.

Interest Expense. Net interest for the year ended December 31, 2002 decreased 40%, from $80,105 in 2001 to $48,167 in 2002. This decrease was due primarily to a decrease in loan balances and interest rates.

As a result of the foregoing, the Company recorded a net loss of $9,418,290 or $0.46 per share for the year ended December 31, 2002 on sales of $5,000,184 compared to a net loss of $2,620,771 or $0.20 per share in 2001 on sales of $4,835,297.

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

The Company continued to emphasize its medical and photographic business opportunities, while managing the decline in its traditional graphic arts business. Sales of the Company's medical imaging products increased from $2,256,312 (29% of sales) for the year ended December 31, 2000 to $2,315,738 (48% of sales) for the year ended December 31, 2001. Howtek's medical product sales were made primarily to the Company's respective "integration partners" or resellers, which added software and other components to Howtek's products to provide full medical imaging solutions to their customers. The Company believed that there was a softening in the telemedicine and Picture Archiving and Communications Systems (PACS) segments of the medical market place, as customer purchases were being deferred or reconsidered as a result of what was perceived to be an overall softness in the economy. To address this softening the Company had increased the number of resellers offering the Howtek digitizers into the telemedicine and large-scale PACS markets. The increases in resellers were expected to contribute to increased sales of medical products in future periods.

The Company had made a significant investment in time and resources in developing and supporting OEM customers using its digitizers in computer assisted diagnosis of breast cancer systems and applications. In January 2001, the FDA approved for sales in the United States, CAD systems incorporating Howtek digitizers offered by two of the Company's OEM customers.

In 2001 the Company introduced its FilmFunnel(TM) and ImageFunnel(TM) systems for commercial sale. These systems coupled Howtek digitizers with image view and media-burning capabilities and included Howtek's portable MyLivingRecord(TM) image viewing solutions. The Company expected that these systems would offer film libraries, radiology departments and individuals, a cost-effective approach to the duplication, distribution and personal retention of medical images. FilmFunnel and ImageFunnel systems were expected to contribute higher per sales revenues and margins than current digitizer sales, while the MyLivingRecord media component created the potential for recurring, consumables revenues. These markets, which were new to the Company, were expected by the Company to be comparatively resistant to an increasingly adverse economic environment.

Sales of the Company's FotoFunnel photo print scanning system decreased from $2,217,798 (28% of sales) for the year ended December 31, 2000 to $988,199 (20%
of sales) for the year ended December 31, 2001. Almost all FotoFunnel sales in 2000 were made to one reseller, which purchased the scanners in connection with an Internet-driven business model that proved unsuccessful. The Company had established alternative positioning and distribution channels for the FotoFunnel product line, including Noritsu America Corporation, which offered and promoted the FotoFunnel scanner as an accessory with certain of its minilab and photo-finishing products.

Gross Margin. Gross margin for the year ended December 31, 2001 decreased to 19% from 24% in 2000. This decrease was due to the Company's decision to increase its inventory reserve by $300,000 associated with its prepress and graphic arts product lines. Before the increase in reserve gross margins improved to 25% in 2001 from 24% in 2000, as a result of reduced production overhead and indirect production expenses, associated with the Company's continued overhead and expense control measures, increased sales of higher margin medical digitizers into the market for computer assisted diagnosis of breast cancer, and increased sales of FotoFunnel products through channels that had higher margins than the Company's original OEM channel.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2001 increased slightly from $709,595 in 2000 to $751,467 in 2001. The Company expected to continue its utilization of outside and contract engineering resources.

General and Administrative. General and administrative expenses had decreased 4% from $1,165,392 in 2000 to $1,124,710 in 2001. This change resulted primarily from a decrease in expense associated with the redesign of the Company's Web site incurred in 2000.

Marketing and Sales. Marketing and sales expenses for the year ended December 31, 2001 decreased 9% from $1,720,674 in 2000 to $1,563,380 in 2001. During the second and third quarter of 2001, the Company had significantly reduced expenses related to its traditional graphic art business, while increasing medical and FotoFunnel sales expenses.

Interest Expense. Net interest for the year ended December 31, 2001 decreased 39%, from $132,014 in 2000 to $80,105 in 2001. The decrease was due primarily to a decrease in loan balances and interest rates.

As a result of the foregoing, the Company recorded a net loss of $2,620,771 or $0.20 per share for the year ended December 31, 2001 on sales of $4,835,297 compared to a net loss of $1,827,648 or $0.22 per share in 2000 on sales of $7,793,517.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $2,800,000 was available at December 31, 2002. The Company believes that these sources are sufficient to satisfy its cash requirements for the foreseeable future.

During 2002, the Company used $2,255,709 in cash from operations compared to $1,376,790 in 2001. The cash used in 2002 resulted primarily from the net loss of $9,418,290, offset partially by non-cash stock compensation and depreciation and amortization totaling $3,189,881. The remainder of the offset was comprised of changes in operating assets and liabilities totaling $3,499,350, the majority of which related to a decrease in inventory of $2,207,149.

During 2002, the Company generated $2,501,978 in cash from investing activities compared to $196,750 in 2001. The majority of the increase in 2002 related to the net cash acquired through the acquisition of ISSI totaling $2,202,040.

The Company does not anticipate any substantial capital purchases during 2003.

Working capital decreased $2,779,820 from $1,582,795 at December 31, 2001 to a deficit of $1,197,025 at December 31, 2002. The ratio of current assets to current liabilities at December 31, 2002 and 2001 was .7 and 1.8, respectively. These decreases are due primarily to the loss incurred in 2002.

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

Effect of New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This statement superseded EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company does not expect that the adoption of SFAS No. 146 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual requirements of SFAS No. 148 are effective for fiscals years ending after December 15, 2002 and the interim requirements are effective for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value method of accounting for its stock-based employee compensation.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk.

      Not applicable.


Item 8.       Financial Statements and Supplementary Data.

      See Financial Statements and Schedule attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                                                                      Director
Name            Age   Position                                         Since
----            ---   --------                                        -------
Robert Howard    79   Chairman of the Board, and Director              1984
W. Scott Parr    51   President, Chief Executive Officer
                      and Director                                     1998
Annette Heroux   46   Vice President of Finance, Chief Financial
                      Officer                                            -
James Harlan     51   Director                                         2000
Maha Sallam      35   Executive Vice President, Director               2002
Brett Smith      33   Director                                         2000
Elliot Sussman   51   Director                                         2002
Kevin Woods      36   Vice President of Research and Development
                      Director                                         2002

All directors listed above are currently serving a term of office which continues until the next annual meeting of stockholders.

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

W. Scott Parr joined the Company in January 1998, as President and Chief Executive Officer. He was appointed to the Company's Board of Directors in February 1998. In connection with the merger of ISSI, W. Kip Speyer, the President and Chief Executive Officer of ISSI assumed the position of Chief Executive Officer of the Company and Mr. Parr continued in the position of President of the Company. Upon Mr. Speyer's resignation in September 2002, Mr. Parr was re-appointed as Chief Executive Officer of the Company. Prior to joining iCAD, Mr. Parr served as Divisional Director and a member of the Board of Directors of SABi International Ventures, Inc. in 1997, where he was responsible for restructuring and upgrading certain US companies owned by foreign and venture investors. From 1995 to 1997, Mr. Parr was Chief Executive Officer, General Counsel and Director of Allied Logic Corporation, a start-up venture specializing in proprietary molding and manufacturing technologies. From 1990 to 1995 Mr. Parr was General Counsel and a Director of LaserMaster Technologies, Inc.

Annette Heroux joined the Company in October 1987 as Accounting Manager and was named Controller in October 1998 and Vice President of Finance, Chief Financial Officer in July 1999. Prior to joining the Company, Ms. Heroux worked from 1980 to 1987 for Laurier, Inc., a semiconductor equipment manufacturer, in various financial and managerial capacities.

James Harlan has been the Executive Vice President and Chief Financial Officer of HNG Storage Company, a natural gas storage, development and operations company since 1998. From 1991 to 1997 Mr. Harlan served as General Manager and Chief Financial Officer of Pacific Resources Group and planning and finance development work with various manufacturing and distribution businesses in Asia. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. He has a PhD in Public Policy with an operations research dissertation from Harvard University and a BS in Chemical Engineering from Washington University.

Maha Sallam has been the Executive Vice President for the Company since June 2002. From 1997 until the acquisition of ISSI in June 2002, Dr. Sallam served as Director and Vice President of Regulatory Affairs and Clinical Testing and Secretary of ISSI. She was one of ISSI's founders and has over eleven years of industry and research experience in image analysis including a doctoral dissertation, conference presentations and several publications on the automated analysis of digital mammograms. Dr. Sallam received her doctorate degree in Computer Science and Engineering from the University of South Florida in May 1997. She also earned a Master of Science from the University of South Florida in 1991 and a Bachelor of Science in Computer Engineering from the University of South Florida in 1990.

Brett Smith, the son of Mrs. Kit Howard, the wife of the Company's Chairman, has been the Chairman and CEO of ei3 Corporation, a provider of technology services to manufacturing companies utilizing advanced frame relay and internet technologies. Prior to joining ei3 Mr. Smith was a member of the restructuring team for Delta V Technologies, a subsidiary of Presstek, where he served as Director of Business Development from 1996 to 1999. From 1995 to 1996 Mr. Smith worked for the Asia Times newspaper start-up team in Hong Kong. He began his career as an analyst, from 1992 to 1994, at Susquehanna Investment Group. Mr. Smith received a Bachelor of Science from Emory University.

Elliot Sussman is currently President and CEO of Lehigh Valley Hospital and Health Network, a position he has held since 1993. Dr. Sussman is the Leonard Parker Pool Professor of Health Systems Management, Professor of Medicine, and Professor of Health Evaluation Sciences at Pennsylvania State University's College of Medicine. Dr. Sussman served as a Fellow in General Medicine and a Robert Wood Johnson Clinical Scholar at the University of Pennsylvania, and trained as a resident at the Hospital of the University of Pennsylvania. Dr. Sussman holds a Masters in Business Administration from the Wharton School, University of Pennsylvania, a Medical Degree from Harvard University and a Bachelor of Arts Degree from Yale University.

Kevin Woods has been the Vice President of Research and Development for the Company since June 2002. From 1997 until the acquisition of ISSI in June 2002, Dr. Woods served as Director and Vice President of Research and Development and was one of ISSI's founders. Prior to joining ISSI, Dr. Woods held a competitively awarded, post-doctoral research position funded by the U.S. Army Medical Research and Material Command's Breast Cancer Research Program. He has been researching the automated analysis of digital mammogram images and has been awarded research grants totaling over $1,400,000 for this purpose. Dr. Woods received his doctoral degree in Computer Science and Engineering from the University of South Florida in 1991. Dr. Woods also received a Master of Science and Bachelor of Science in Computer Engineering from the University of South Florida in 1989.

Key Employees

Name                    Age        Position
----                    ---        --------

Richard Lehman          65      Vice President of Hardware Engineering
William Langille        51      Vice President of Operations
Ernest Henrichon        60      Vice President of  Software Engineering

Richard F. Lehman joined the Company in July 1990, as Director of Scanner Engineering. In December 1993, he was named Vice President of Scanner Engineering and in October 1996, he was named Vice President of Engineering. Prior to joining the Company, Mr. Lehman was employed by Xerox Corporation for 23 years where he served in various engineering and managerial capacities.

William A. Langille joined the Company in March 2001 as Vice President of Operations and has also served as President of the Company's Howtek Devices Corporation subsidiary since July 2002. Prior to joining the Company, Mr. Langille worked from 1999 to 2001 for Inspex, a manufacturer of test equipment for the semiconductor industry. From 1973 to 1997, Mr. Langille worked for Nashua Corporation, a fortune 500 multinational manufacturer and distributor of computer products and office supplies, in various manufacturing and managerial capacities.

Ernest Henrichon joined the Company in February 2003, as Vice President of Software Engineering. From 1998 to 2002, Dr. Henrichon was Vice President of Engineering at Newpoint Technologies, Inc., a provider of real-time network management software and systems integration services to the satellite and broadcast industries. He was Vice President of Engineering at Imaging Technology Inc. from 1990 to 1997, where he had responsibility for the development of software and hardware components used in OEM image processing applications.

Item 11.      Executive Compensation.

The following table provides information on the compensation provided by the Company during fiscal years 2002, 2001 and 2000 to the persons serving as the Company's Chief Executive Officer during fiscal 2002, the Company's most highly compensated executive officers and certain key employees serving at the end of the 2002 fiscal year ("the Named Persons"). Included in this list are only those executive officers and key employees whose total annual salary and bonus exceeded $100,000 during the 2002 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                    Securities
                                                                    Underlying
Name and Principal Position                      Year    Salary($)   Option(#)
---------------------------                      ----    ---------   ---------

W. Kip Speyer (1)
Chief Executive Officer........................  2002     116,874     625,000(2)


W. Scott Parr
President, Chief Executive Officer, Director...  2002     173,762     125,000
                                                 2001     145,669       4,000
                                                 2000     138,357       - 0 -

Richard F. Lehman
Vice President of  Hardware Engineering.   ....  2002     126,178      15,372
                                                 2001     114,135       4,000
                                                 2000     116,986       5,000

William A. Langille
Vice President of Operations...................  2002     117,479      54,500
                                                 2001      71,786      83,000

(1) Mr. Speyer served as Chief Executive Officer of iCAD from June 2002 until his resignation in September 2002.

(2) Includes 75,000 options issued by the Company in the merger with ISSI in June 2002 in exchange for ISSI options held by Mr. Speyer.

                                             OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted by the Company to the Named Persons in 2002.

                                Individual Grants                                                Potential
                          ------------------------------                                         Realizable Value at
                          Number  of       Percent of                                            Assumed Annual
                          Securities       Total Options                                         Rates of Stock
                          underlying       Granted to         Exercise of                        Price Appreciation
                          Options          Employees in       Base Price       Expiration        for Option Term (3)
Name                      Granted(4)       Fiscal Year(2)       ($/Sh)            Date            5%($)     10%($)
----                      ----------       --------------       ------            ----            -----     ------
W. Kip Speyer               75,000 (4)                           .80            05/29/2011         37,734      95,625
                           550,000             25%              3.49            06/28/2012      1,207,163   3,059,189

W. Scott Parr               25,000                              1.75            01/16/2012         27,514      69,726
                           100,000              5%              2.69            11/29/2012        169,173     428,717

Richard F. Lehman           15,372              1%              1.55            11/04/2012         14,984      37,973

William A. Langille         20,000                              1.75            01/16/2012         22,011      55,781
                            34,500              2%              1.55            11/04/2012         33,630      85,225

(1) All of the foregoing options vest in installments at various times between January 16, 2002 and June 28, 2005.

(2) The toal number of options granted in fiscal 2002 includes 500,000 options of the Company issued in exchange for ISSI options in connection with the merger in June 2002.

(3) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or non transferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

(4) Represents options of the Company issued in exchange for ISSI options in connection with the merger in June 2002.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the exercise of stock options during the Company's last completed fiscal year by each of the Named Persons and the fiscal year-end value of unexercised options.

                                                             Number of
                                                             Securities           Value of
                                                             Underlying           Unexercised
                                                             Unexercised          In-the Money
                                                             Options at           Options at
                               Shares                        FY-End (#)           FY-End($) (1)
                               Acquired on       Value       Exercisable/         Exercisable/
Name                           Exercise (#)      Realized    Unexercisable        Unexercisable
----                           ------------      --------    -------------        -------------
W. Kip Speyer (2)                   0               0        625,000 / -0-       128,250 / -0-
W. Scott Parr (2)                   0               0        510,050 / 21,468    584,512 / 36,496
Richard F. Lehman (2)               0               0         64,628 / 15,372     73,793 / 14,757
William A. Langille (2)             0               0         73,000 / 74,500     89,880 / 95,520
------------------------

(1) Based upon the closing price of the Common Stock on December 31, 2002, of $2.51 per share.

(2) Options granted pursuant to the Company's merger and 1993 and 2001 Stock Option Plans.

The Company does not have any employment agreements with its executive officers or key employees.

In September 2002, the Company entered into a Separation Agreement with each of
W. Kip Speyer, the former Chief Executive Officer of iCAD and Gregory J. Stepic, the former Vice President of Finance of iCAD. The Separation Agreements acknowledged the resignations of each of Messrs. Speyer and Stepic and provided for severance payments to Messrs. Speyer and Stepic of $500,000 and $148,000, respectively, in lieu of any severance payments to which they may have been entitled to under their employment agreements. The severance payments, less any required withholding by the Company, are payable to Mr. Speyer in equal installments over a 30 month period and to Mr. Stepic in equal installments over a 12 month period, in each case subject to the right to accelerate payments upon the sale of the outstanding stock of the Company or upon a sale by the Company of substantially all of its assets. Under the Separation Agreements, each of Messrs. Speyer and Stepic was entitled to retain his outstanding options of the Company which remain exercisable in accordance with their respective terms. Also, pursuant to the Separation Agreements Messrs. Speyer and Stepic each agreed to remain bound by the confidentiality and non-competition provisions of their employment agreements for the periods set for in the employment agreements.

Compensation of Directors

The Company does not pay cash compensation to members of its board of directors for their services as board members. The Company does reimburse members of the board for out-of-pocket expenses incurred for attendance at board and board committee meetings.

During fiscal 2002 the Company granted the following ten-year options to its board members: an aggregate of 125,000 options exercisable at prices ranging from $1.75 to $2.69 per share to W. Scott Parr, which options were immediately exercisable; 75,000 options exercisable at $1.55 per share to James Harlan, which options vest annually in three equal installments beginning on September 30, 2003; 100,000 options exercisable at $3.49 per share to Maha Sallam, which options were immediately exercisable; 20,000 options exercisable at $1.55 per share to Brett Smith, which options vest annually in three equal installments beginning on September 30, 2003; 45,000 options exercisable at $1.55 per share to Dr. Elliot Sussman, which options vest annually in three equal installments beginning on September 30, 2003; and 155,000 options exercisable at $3.49 per share to Kevin Woods, which options were immediately exercisable.

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

There is no Compensation Committee or other committee of the Company's Board of Directors performing similar functions. The person who performed the equivalent function in 2002 was Robert Howard, Chairman of the Board under the direction of the Board of Directors. W. Scott Parr, Chief Executive Officer and a director, participated in discussions with Mr. Howard during the past completed fiscal year in his capacity as an executive officer in connection with executive officer compensation. During 2002 none of the executive officers of the Company served on the Board of Directors or Compensation Committee of any other entity.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the Common Stock, Series A and Series B Convertible Preferred Stock of the Company owned on March 25, 2003, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock (ii) each executive officer and key employee named in the Summary Compensation Table,
(iii) each director of the Company, and (iv) all current executive officers and directors as a group. The table also provides information regarding beneficial owners of more than 5% of the outstanding shares of the Company's Series A and Series B Convertible Preferred Stock. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 4 Townsend West, Suit 17, Nashua, New Hamsphire 03063.

                                                                            Number of Shares
            Name and Address of                    Title                      Beneficially                       Percentage
              Beneficial Owner                    of Class                   Owned (1) (2)                        of Class
              ----------------                    --------                   --------------                       --------
Robert Howard                                     Common                      5,184,863 (3)                        19.7%
  145 East 57th Street
  New York, New York 10022
Maha Sallam                                       Common                      2,346,000 (4)                         8.9%
  4902 Eisenhower Blvd.
  Tampa, FL  33634
Donald Chapman                                    Common                      1,950,706 (5)                         7.2%
  8650 South Ocean Drive                          Preferred Series A              4,600                            64.3%
  Jenson Beach, FL  34957                         Preferred Series B                680                            48.6%
W. Kip Speyer                                     Common                      1,860,000 (6)                         6.9%
  10361 Parkstone Way
  Boca Raton, FL  33498
Kevin Woods                                       Common                      1,557,275 (7)                         5.9%
  4902 Eisenhower Blvd.
  Tampa, FL  33634
W. Scott Parr                                     Common                        636,179 (8)                         2.4%
                                                  Preferred Series A                550                             7.7%
                                                  Preferred Series B                 50                             3.6%
Edgar Ball                                        Preferred Series B                200                            14.3%
  PO Box 560726
  Rockledge, FL  32956
Dr. Lawrence Howard                               Preferred Series A              1,000                            14.0%
  660 Madison Avenue
  New York, NY  10021
John McCormick                                    Preferred Series A              1,000                            14.0%
  11340 SW Aventine Circus
  Portland, OR  97219
Dr. Herschel Sklaroff                             Preferred Series B                100                             7.1%
  1185 Park Avenue
  New York, NY  10128
John Westerfield                                  Preferred Series B                100                             7.1%
  4522 SW Bimini Circle N.
  Palm City, FL  34990
James Harlan                                      Common                        104,000 (9)                           *
Brett Smith                                       Common                         36,588 (10)                          *
                                                  Preferred Series B                 20                             1.4%
Dr. Elliot Sussman                                Common                          3,000                               *
Richard Lehman                                    Common                         65,628 (11)                          *
William Langille                                  Common                         79,389 (12)                          *
All current executive officers and                Common                      9,981,222 (3), (4) &                 36.3%
 directors as a group (8 persons)                                                       (7) through (10)
                                                  Preferred Series A                550                             7.7%
                                                  Preferred Series B                 70                             5.0%

----------------------------------------------------------------------------
* Less than one percent

1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 25, 2003, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner's percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 25, 2003, have been exercised.

2) Unless otherwise noted, the Company believes that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3) Includes options to purchase 10,000 shares of the Company's Common Stock at $1.72 per share. Also, includes 40,000 shares beneficially owned by Mr. Howard's wife.

4) Includes 183,625 shares owned by Dr. Sallam's husband. Also includes options to purchase 56,250 shares of the Company's Common Stock at $0.80 per share and 100,000 shares at $3.49 per share.

5) Includes 28,000 shares owned by Mr. Chapman's wife, 460,000 shares of Common Stock issuable upon conversion of 4,600 shares of Series A Convertible Preferred Stock and 340,000 shares of Common Stock issuable upon conversion of 680 shares of Series B Convertible Preferred Stock owned by Mr. Chapman.

6) Includes options to purchase 75,000 shares of the Company's Common Stock at $0.80 per share and 550,000 shares at $3.49 per share.

7) Includes options to purchase 56,250 shares of the Company's Common Stock at $0.80 per share and 155,000 shares at $3.49 per share.

8) Includes 11,000 shares owned by Mr. Parr's wife. Also includes options to purchase 275,268 shares of the Company's Common Stock at $1.13 per share, 103,532 shares at $0.81 per share, 2,250 shares at $1.00 per share, 4,000 shares at $0.95 per share, 25,000 shares at $1.75 per share and 100,000 shares at $2.69 per share, 55,000 shares of Common Stock issuable upon conversion of 550 shares of Series A Convertible Preferred Stock and 25,000 shares of Common Stock issuable upon conversion of 50 shares of Series B Convertible Preferred Stock owned by Mr. Parr.

9) Includes options to purchase 25,000 shares of the Company's Common Stock at $1.75 per share.

10) Includes options to purchase 25,000 of the Company's Common Stock at $3.00 per share. Also, includes 10,000 shares of Common Stock issuable upon conversion of 20 shares of Series B Convertible Preferred Stock.

11) Includes 1,000 shares owned by Mr. Lehman's wife. Also includes options to purchase 26,500 of the Company's Common Stock at $1.72 per share, 16,376 shares at $1.13 per share, 7,752 shares at $1.00 per share, 5,000 shares at $0.81 per share, 5,000 shares at $1.75 per share and 4,000 shares at $0.95 per share.

12) Includes options to purchase 30,000 shares of the Company's Common Stock at $1.75 per share and 43,000 shares at $0.95 per share.

Equity Compensation Plan

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2002.

                                                                                          Number of securities
                                                                                         remaining available for
                                  Number of securities to be      Weighted-average        issuance under equity
                                   issued upon exercise of       exercise price of     compensation plans (excluding
                                    outstanding options,        outstanding options,     securities reflected in
                                     warrants and rights        warrants and rights           column (a))
                                ------------------------------------------------------------------------------------
Plan Category:
Equity compensation plans
approved by security holders:             3,774,748                   $2.04                     771,305
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    57,000                   $2.56                         -0-
not approved by security
holders (1):
--------------------------------------------------------------------------------------------------------------------
Total                                     3,831,748                   $2.05                     771,305
--------------------------------------------------------------------------------------------------------------------

(1) Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders. These options and warrants are five years in duration, expire at various dates between December 31, 2004 and February 28, 2005, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 8 of Notes to the Consolidated Financial Statements for a description of the Company' s Stock Option Plans.

Item 13.      Certain Relationships and Related Transactions.

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. The Loan Agreement expires January 4, 2004, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion.

In March 2002, Mr. Howard converted $500,000 of advances made under the Loan Agreement into 215,517 shares of restricted common stock of the Company.

During the second quarter of 2002 the Company borrowed $250,000 and in November 2002 the Company repaid Mr. Howard $50,000 pursuant to the Loan Agreement. As of December 31, 2002, $200,000 was owed by the Company and the Company had $2,800,000 available for future borrowings under the Loan Agreement.

In connection with the merger of Howtek, Inc. and ISSI in June 2002, the Company issued 2,000,000 shares of Common Stock to an entity owned by Mr. Robert Howard in exchange for 1,600,000 shares of ISSI common stock owned by that entity.

The Company had Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard. The principal of these Notes was due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of
(a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. Payment of the Notes was secured by a security interest in certain assets of the Company. In March 2002 the Company repaid the principal balance due in the amount of $500,000 and the Notes were discharged.

The facility formerly housing the Company's principal executive offices and research and development laboratory was leased by the Company from Mr. Robert Howard. Rental expense for the year ended December 31, 2002 was $78,500. The Company relocated in January 2003 to a facility leased from an unafilliated party.

Item 14.      Controls and Procedures

Within the 90 days prior to the filing date of this Annual Report on Form 10-K, an evaluation was carried out (the "Controls Evaluation"), under the supervision and with the participation of Company's management, including its Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"), of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Section 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon that evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as required by the rules and forms of the Securities and Exchange Commission.

The CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report on Form 10-K, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

             a) The following documents are filed as part of this Annual
                Report on Form 10-K:

                i.      Financial Statements - See Index on page 55.

                ii. Financial Statement Schedule - See Index on page 55. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

                iii. Exhibits - the following documents are filed as exhibits to this Annual Report on Form 10-K:

                        2(a) Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer. [incorporated by reference to Annex A of the Company's proxy statement/prospectus dated May 24, 2002 contained in the Registrant's Registration Statement on Form S-4, File No. 333-86454]

                        3(a) Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on February 24, 1984 [incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097 NY), filed on October 31, 1984]

                        3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 31, 1984 [incorporated by reference to Exhibit 3.1(a) to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984]

                        3(c) Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on August 22, 1984 [incorporated by reference to
                              Exhibit 3.1(b) to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984].

                        3(d) Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on October 22, 1987 [incorporated by reference to
                              Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988].

                        3(e) Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on September 28, 1999 [incorporated by reference to
                              Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001].

                        3(f) Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 28, 2002 [incorporated by reference to
                              Exhibit 3.1 of the Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 2002].

                        3(g) By-laws of Registrant [incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984].

                        10(a) Revolving Loan and Security Agreement, and
                              Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 (the "Loan Agreement") [incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1987].

                        10(b) Letter Agreement dated June 28, 2002, amending the
                              Revolving Loan and Security Agreement, and
                              Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987.

                        10(c) Form of Secured Demand Notes between the
                              Registrant and Mr. Robert Howard. [incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

                        10(d) Form of Security Agreements between the Registrant
                              and Mr. Robert Howard [incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

                        10(e) Certificate of Designation of 7% Series A
                              Convertible Preferred Stock dated December 22, 1999. [incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-K for the year ended December 31, 1999].

                        10(f) Certificate of Designation of 7% Series B
                              Convertible Preferred Stock dated October 16, 2000 [incorporated by reference to Exhibit 10(j) to the Registrant's Report on Form 10-K for the year ended December 31, 2000].

                        10(g) Separation agreement dated September 24, 2002
                              between the Registrant and W. Kip Speyer
                              [incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002].*

                        10(h) Separation agreement dated September 30, 2002
                              between the Registrant and Gregory J. Stepic
                              [incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002].*

                        10(i) 1993 Stock Option Plan [incorporated by reference
                              to Exhibit A to the Registrant's proxy statement on Schedule 14-A filed with the Securities and Exchange Commission on August 24, 1999].*

                        10(j) 2001 Stock Option Plan [incorporated by reference
                              to Annex A of the Registrant's proxy statement on
                              Schedule 14-A filed with the Securities and Exchange Commission on June 29, 2001].*

                        10(k) 2002 Stock Option Plan [incorporated by reference
                              to Annex F to the Registrant's Registration
                              Statement on Form S-4 (File No. 333-86454)].*

                        10(l) Exclusive Distribution Agreement between
                              Intelligent Systems Software, Inc. and
                              Instrumentarium Imaging, Inc., dated August 15, 2001.**

                        10(m) License Agreement between Scanis, Inc. and the
                              Registrant dated February 18, 2003.**

                        21    Subsidiaries

                        23(a) Consent of BDO Seidman, LLP.

                        99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------------------------------------------------------
*  Denotes a management compensation plan or arrangement.

** Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

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

                               ICAD, INC.
Date: March 31, 2003

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

Signature                                   Title                                     Date
---------                                   -----                                     ----

/s/  Robert Howard                          Chairman of the
------------------------------------        Board, Director                           March 31, 2003
Robert Howard


/s/  W. Scott Parr                          President, Chief Executive
------------------------------------        Officer, Director (Principal              March 31, 2003
W. Scott Parr                               Executive Officer)

/s/  Annette Heroux                         Chief Financial Officer (Principal
------------------------------------        Accounting Officer)                       March 31, 2003
Annette Heroux

/s/  James Harlan                           Director                                  March 31, 2003
------------------------------------
James Harlan

/s/  Maha Sallam                            Director                                  March 31, 2003
------------------------------------
Maha Sallam

/s/  Brett Smith                            Director                                  March 31, 2003
------------------------------------
Brett Smith

/s/  Elliot Sussman                         Director                                  March 31, 2003
------------------------------------
Elliot Sussman

/s/  Kevin Woods                            Director                                  March 31, 2003
------------------------------------
Kevin Woods

                  Certification of Principal Executive Officer

I,  W. Scott Parr, Chief Executive Officer of iCAD, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of iCAD, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March  31, 2003
                                                   /s/ W. Scott Parr
                                                   ---------------------------
                                                   W. Scott Parr
                                                   Chief Executive Officer

                  Certification of Principal Financial Officer

I, Annette Heroux, Chief Financial Officer of iCAD, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of iCAD, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                        /s/ Annette L. Heroux
                                                        -----------------------
                                                        Annette L. Heroux
                                                        Chief Financial Officer

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                        56


Consolidated Balance Sheets
       As of December 31, 2002 and 2001                                   57


Consolidated Statements of Operations
       For the years ended December 31, 2002, 2001 and 2000               58


Consolidated Statements of  Stockholders' Equity
       For the years ended December 31, 2002, 2001 and  2000              59


Consolidated Statements of Cash Flows
       For the years ended December 31, 2002, 2001 and 2000               60


Notes to Consolidated Financial Statements                                61-84


Schedule II - Valuation and Qualifying
       Accounts and Reserves                                              85

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
iCAD, Inc.
Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of iCAD, Inc., formerly Howtek, Inc., and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 2002. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iCAD, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.




/s/ BDO SEIDMAN, LLP

Boston, Massachussetts
February 20, 2003

                     ICAD, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets

                                                                        December 31,           December 31,
                                                                      ------------------     ------------------
                               Assets                                        2002                   2001
                               ------                                        -----                  -----
Current assets:
  Cash and equivalents                                                $       1,091,029      $         495,360
  Trade accounts receivable net of allowance
    for doubtful accounts of $40,000 in 2002
    and $165,000 in 2001                                                      1,550,167                691,415
  Inventory                                                                     390,349              2,363,237
  Prepaid and other current assets                                               85,120                 36,590
                                                                      ------------------     ------------------
      Total current assets                                                    3,116,665              3,586,602
                                                                      ------------------     ------------------

Property and equipment:
  Equipment                                                                     840,410              1,408,347
  Leasehold improvements                                                          8,051                 41,721
  Furniture and fixtures                                                         22,271                      -
                                                                      ------------------     ------------------
                                                                                870,732              1,450,068
  Less accumulated depreciation and amortization                                579,545              1,118,685
                                                                      ------------------     ------------------
      Net property and equipment                                                291,187                331,383
                                                                      ------------------     ------------------

Other assets:
  Software development costs, net of accumulated
      amortization of $965,693 at December 31, 2001                                 -                  230,247
  Patents, net of accumulated amortization
      of $107,941 at December 31, 2001                                              -                   12,893
  Technology intangible, net of accumulated amortization
      of $130,447 at December 31, 2002                                        3,740,553                    -
  Distribution agreement, net of accumulated amortization
      of $52,772 at December 31, 2002                                         1,513,228                    -
  Goodwill                                                                   17,415,723                    -
                                                                      ------------------     ------------------
      Total other assets                                                     22,669,504                243,140
                                                                      ------------------     ------------------

      Total assets                                                    $      26,077,356      $       4,161,125
                                                                      ==================     ==================

                Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                    $       2,232,262      $       1,026,335
  Accrued interest                                                              229,078                203,299
  Accrued expenses                                                            1,776,824                203,064
  Loans payable to related party                                                    -                  500,000
  Convertible subordinated debentures                                            10,000                 10,000
  Current maturities of notes payable                                            65,526                 61,109
                                                                      ------------------     ------------------
      Total current liabilities                                               4,313,690              2,003,807

Loans payable to related party                                                  200,000                    -
Notes payable, less current maturities                                          108,390                117,761
                                                                      ------------------     ------------------
      Total liabilities                                                       4,622,080              2,121,568
                                                                      ------------------     ------------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $ .01 par value:  authorized
    1,000,000 shares; issued and outstanding
    8,550 in 2002 and 9,550 in 2001, with the aggregate
    liquidation value of $2,115,000 in 2002 and $2,215,000
    in 2001, plus 7% annual dividend                                                 86                     96
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 26,418,124 in 2002
    and 15,241,833 shares in 2001; outstanding
    26,350,248 in 2002  and 15,173,957 shares in 2001                           264,181                152,418
  Additional paid-in capital                                                 85,829,483             57,107,227
  Accumulated deficit                                                       (63,688,210)           (54,269,920)
  Treasury stock at cost (67,876 shares)                                       (950,264)              (950,264)
                                                                      ------------------     ------------------
    Stockholders' equity                                                     21,455,276              2,039,557
                                                                      ------------------     ------------------

      Total liabilities and stockholders' equity                      $      26,077,356      $       4,161,125
                                                                      ==================     ==================

See accompanying notes to consolidated financial statements.

                           ICAD, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                     For the Years Ended December 31,
                                                        ----------------------------------------------------------
                                                              2002                 2001                  2000
                                                              -----                -----                 -----
Sales (notes 4 and 10)                                  $      5,000,184    $      4,835,297    $       7,793,517
Cost of sales                                                  5,161,643           3,936,406            5,893,490
                                                        -----------------   -----------------   ------------------
Gross margin                                                    (161,459)            898,891            1,900,027
                                                        -----------------   -----------------   ------------------
Operating expenses:
  Engineering and product development                          1,626,001             751,467              709,595
  General and administrative (notes 2, 3 and 4)                6,595,076           1,124,710            1,165,392
  Marketing and sales                                            987,587           1,563,380            1,720,674
                                                        -----------------   -----------------   ------------------
      Total operating expenses                                 9,208,664           3,439,557            3,595,661

                                                        -----------------   -----------------   ------------------
Loss from operations                                          (9,370,123)         (2,540,666)          (1,695,634)

Interest expense - net (includes $26,761,
    $114,952 and $145,979, respectively,
     to related parties) (note 4)                                (48,167)            (80,105)            (132,014)

                                                        -----------------   -----------------   ------------------
Net loss                                                      (9,418,290)         (2,620,771)          (1,827,648)

Preferred dividends                                              148,050             155,050               72,589
Accreted dividends                                                  -                   -                 996,283

                                                        -----------------   -----------------   ------------------
Net loss available to common stockholders               $     (9,566,340)   $     (2,775,821)   $      (2,896,520)
                                                        =================   =================   ==================

Net loss per share (note 8)
       Basic and diluted                                $          (0.46)   $          (0.20)   $           (0.22)

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                                        20,928,397          13,950,119           13,373,086

See accompanying notes to consolidated financial statements.

                           ICAD, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                                      Preferred Stock                        Common Stock
                                              -------------------------------   -------------------------------    Additional
                                                 Number of                         Number of                          Paid-in
                                               Shares Issued      Par Value      Shares Issued      Par Value         Capital
                                              ---------------   -------------   ---------------  --------------  ----------------
Balance at December 31, 1999                           6,900              69        13,330,542         133,305        52,562,377

Issuance of common stock pursuant
 to incentive stock option plan                        -                -              131,822           1,318           143,619

Issuance of common stock for payment
 of dividends to investors (note 8 (a))                -                -               25,762             258            72,010

Issuance of common stock relative to
  conversion of preferred stock (note 4)              (1,000)            (10)          100,000           1,000              (990)

Issuance of preferred stock to
  investors (note 8 (a))                               3,650              37             -                -            1,624,963

Issuance of stock subscription warrant
  for services (note 8 (d))                            -                -                -                -               39,818

Preferred stock dividends (note 8 (a))                 -                -                -                -              (72,589)

Accreted dividends (note 8 (a))                        -                -                -                -              996,283

Net loss                                               -                -                -                -                -
                                              ---------------   -------------   ---------------  --------------  ----------------
Balance at December 31, 2000                           9,550              96        13,588,126         135,881        55,365,491

Issuance of common stock pursuant
 to incentive stock option plan                        -                -              118,832           1,188           151,071

Issuance of common stock relative
 to conversion of loan payable to
 related parties (note 4)                              -                -            1,432,910          14,329         1,591,364

Issuance of common stock for payment
 of dividends to investors (note 8 (a))                -                -              101,965           1,020           154,351

Preferred stock dividends (note 8 (a))                 -                -                -                -             (155,050)

Net loss                                               -                -                -                -                -
                                              ---------------   -------------   ---------------  --------------  ----------------
Balance at December 31, 2001                           9,550              96        15,241,833         152,418        57,107,227

Issuance of common stock pursuant
 to incentive stock option plan                        -                -              150,454           1,505           159,004

Issuance of common stock relative
 to conversion of loan payable to
 related parties (note 4)                              -                -              215,517           2,155           497,845

Issuance of common stock relative to
  conversion of preferred stock (note 4)              (1,000)            (10)          100,000           1,000              (990)

Issuance of common stock to investor                   -                -              250,000           2,500           497,500

Issuance of common stock relative to                   -                -           10,400,000         104,000        27,569,500
   merger (note 2)

Issuance of common stock for payment
 of dividends to investors (note 8 (a))                -                -               60,320             603           147,447

Preferred stock dividends (note 8 (a))                 -                -                -                -             (148,050)

Net loss                                               -                -                -                -                -
                                              ---------------   -------------   ---------------  --------------  ----------------
Balance at December 31, 2002                           8,550    $         86        26,418,124   $     264,181   $    85,829,483
                                              ===============   =============   ===============  ==============  ================



                                                Accumulated        Treasury       Stockholders'
                                                  Deficit           Stock            Equity
                                              ---------------  ---------------   --------------
Balance at December 31, 1999                     (48,825,218)        (950,264)       2,920,269

Issuance of common stock pursuant
 to incentive stock option plan                        -                -              144,937

Issuance of common stock for payment
 of dividends to investors (note 8 (a))                -                -               72,268

Issuance of common stock relative to
  conversion of preferred stock (note 4)               -                -                    -

Issuance of preferred stock to
  investors (note 8 (a))                               -                -            1,625,000

Issuance of stock subscription warrant
  for services (note 8 (d))                            -                -               39,818

Preferred stock dividends (note 8 (a))                 -                -              (72,589)

Accreted dividends (note 8 (a))                     (996,283)           -                    -

Net loss                                          (1,827,648)           -           (1,827,648)
                                              ---------------  ---------------   --------------
Balance at December 31, 2000                     (51,649,149)        (950,264)       2,902,055

Issuance of common stock pursuant
 to incentive stock option plan                        -                -              152,259

Issuance of common stock relative
 to conversion of loan payable to
 related parties (note 4)                              -                -            1,605,693

Issuance of common stock for payment
 of dividends to investors (note 8 (a))                -                -              155,371

Preferred stock dividends (note 8 (a))                 -                -             (155,050)

Net loss                                          (2,620,771)           -           (2,620,771)
                                              ---------------  ---------------   --------------
Balance at December 31, 2001                     (54,269,920)        (950,264)       2,039,557

Issuance of common stock pursuant
 to incentive stock option plan                        -                -              160,509

Issuance of common stock relative
 to conversion of loan payable to
 related parties (note 4)                              -                -              500,000

Issuance of common stock relative to
  conversion of preferred stock (note 4)               -                -                    -

Issuance of common stock to investor                   -                -              500,000

Issuance of common stock relative to                   -                -           27,673,500
   merger (note 2)

Issuance of common stock for payment
 of dividends to investors (note 8 (a))                -                -              148,050

Preferred stock dividends (note 8 (a))                 -                -             (148,050)

Net loss                                          (9,418,290)           -           (9,418,290)
                                              ---------------  ---------------   --------------
Balance at December 31, 2002                  $  (63,688,210)  $     (950,264)   $  21,455,276
                                              ===============  ===============   ==============

See accompanying notes to consolidated financial statements.

                                           ICAD, INC. AND SUBSIDIARIES

                                      Consolidated Statements of Cash Flows

                                                                        For the Years Ended December 31,
                                                               ---------------------------------------------------
                                                                     2002             2001             2000
                                                                     -----            -----            -----
Cash flows from operating activities:
  Net loss                                                      $    (9,418,290)  $   (2,620,771)  $   (1,827,648)
                                                                ----------------  ---------------  ---------------
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation                                                      143,809          242,335          339,818
      Amortization                                                      246,072          243,804          283,882
      Loss on disposal of assets                                        473,350              -                -
      Compensation expense related to issue of stock at merger        2,800,000              -                -
      Compensation expense relative to issue of
         Stock Subscription Warrants (note 8 (d))                           -                -             39,818
  Changes in operating assets and liabilities:
      Accounts receivable                                              (167,262)         391,368          318,204
      Inventory                                                       2,207,149           79,913          206,310
      Prepaid and other current assets                                    4,026           74,722           33,078
      Accounts payable                                                  905,624           80,161          (55,306)
      Accrued interest                                                   25,779          114,045          145,979
      Accrued expenses                                                  524,034           17,633          (58,461)
                                                                ----------------  ---------------  ---------------
        Total adjustments                                             7,162,581        1,243,981        1,253,322
                                                                ----------------  ---------------  ---------------

      Net cash used by
      operating activities                                           (2,255,709)      (1,376,790)        (574,326)
                                                                ----------------  ---------------  ---------------

Cash flows from investing activities:
  Additions to patents, software development and other                      -           (111,168)        (137,140)
  Additions to property and equipment                                  (150,062)         (85,582)        (111,773)
  Acquisition of ISSI, net of cash acquired                           2,202,040              -                -
                                                                ----------------  ---------------  ---------------
      Net cash provided (used) by investing activities                2,051,978         (196,750)        (248,913)
                                                                ----------------  ---------------  ---------------

Cash flows from financing activities:
  Issuance of common stock for cash                                     160,509          152,259          144,937
  Issuance of preferred stock for cash                                      -                -          1,600,000
  Proceeds from investor                                                500,000              -                -
  Proceeds of convertible note payable to principal stockholder         750,000          480,000          260,000
  Proceeds of note payable                                                  -            193,492              -
  Payment of demand note payable to principal stockholder              (550,000)         (80,000)             -
  Payment of note payable                                               (61,109)         (14,622)             -
  Payment of convertible subordinated debentures                            -           (107,000)             -
                                                                ----------------  ---------------  ---------------
     Net cash provided by financing activities                          799,400          624,129        2,004,937
                                                                ----------------  ---------------  ---------------

    Increase (decrease) in cash and equivalents                         595,669         (949,411)       1,181,698
    Cash and equivalents, beginning of year                             495,360        1,444,771          263,073
                                                                ----------------  ---------------  ---------------
    Cash and equivalents, end of year                           $     1,091,029   $      495,360   $    1,444,771
                                                                ================  ===============  ===============

Supplemental disclosure of cash flow information:
  Interest paid                                                 $           983   $       10,530   $       10,530
                                                                ================  ===============  ===============

Non-cash items from financing activities:
  Conversion of loans and accrued interest payable
    to related parties into Common Stock  (note 4)              $       500,000   $    1,605,693   $          -
                                                                ================  ===============  ===============
  Conversion of accounts payable into related
     party loan payable                                         $           -     $      150,000   $          -
                                                                ================  ===============  ===============
  Conversion of accounts payable into Common Stock              $           -     $          -     $       25,000
                                                                ================  ===============  ===============
  Conversion of  dividends payable into
    Common Stock                                                $       148,050   $      155,371   $       72,268
                                                                ================  ===============  ===============
  Fair market value of icad common stock and common
     stock options issued to acquire capital stock of ISSI      $    27,673,500   $          -     $          -
                                                                ================  ===============  ===============
  Net tangible assets of ISSI acquired, excluding cash
    acquired of $2,202,040                                      $       406,433   $          -     $          -
                                                                ================  ===============  ===============
  Fair market value of indentifiable intangible assets
    acquired from ISSI                                          $     5,437,000   $          -     $          -
                                                                ================  ===============  ===============

See accompanying notes to consolidated financial statements.

                           ICAD, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

         (a) Nature of Operations and Use of Estimates

         iCAD, Inc., formerly Howtek, Inc., and its subsidiaries (the "Company") designs, develops, manufactures and markets Computer Aided Detection
         (CAD) technology for mammography applications and medical film digitizers. The Company considers itself a single reportable business segment. The Company sells its products throughout the world through various distributors, resellers and systems integrators. See Note 10 for geographical and major customer information.

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

         (b) Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that were acquired during 2002, Howtek Devices, Inc. and ISSI Acquisition, Inc. Any material intercompany transactions and balances have been eliminated in consolidation.

         (c) Accounts Receivable and Allowance for Doubtful Accounts

         Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

         Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes their allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

                           ICAD, INC. AND SUBSIDIARIES

(1)      Summary of Significant Accounting Policies (continued)

         (d) Inventory

         Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $161,000 and $229,000, respectively, for 2002 and raw material and finished goods of approximately $1,330,000 and $1,033,000, respectively, for 2001.

         During the quarter ended June 30, 2002, the Company wrote down inventory related to its discontinued graphic arts and photographic product lines to its estimated salvage value of $0. The write down for the year ended December 31, 2002 totaled approximately $2,370,000.

         (e) Property and Equipment

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years).

         (f) Patents

         The costs for patents were being amortized over the estimated useful life of the respective assets using the straight-line method. Patents related to discontinued product lines with net book values totaling $10,086 were written off during 2002.

         (g) Software Development Costs

         Software development costs for application software and application software enhancements were capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86). The Company capitalized $101,875 and $137,140 of internally developed and externally purchased software costs during fiscal 2001 and 2000, respectively. No amounts were capitalized during 2002.

         The capitalized software balances were presented net of accumulated amortization. Capitalized software costs were amortized using the straight-line method over their estimated economic lives (36 months). Software costs related to discontinued product lines with net book values totaling $170,202 were written off during 2002.

         (h) Revenue Recognition

         Revenue is recognized when products are shipped to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable.

                           ICAD, INC. AND SUBSIDIARIES

(1)      Summary of Significant Accounting Policies (continued)

         (i)  Cost of Sales

         Cost of sales consists of the costs of products purchased for resale, any associated inbound and outbound freight and duty, any costs associated with manufacturing, warehousing, material movement and inspection, amortization of any license rights, and amortization of capitalized software.

         (j)  Warranty Costs

         The Company's products are generally under warranty against defects in material and workmanship from a 90 day to 2 year period, depending on the product. Warranty costs were not material in any period presented.

         (k)  Engineering and Product Development

         These costs relate to research and development costs which are expensed as incurred, except for amounts related to software development costs incurred after the establishment of technological feasibility (see (g) above) which are capitalized.

         (l)  Net  Loss Per Common Share

         Net loss per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share".

         (m)  Cash Flow Information

         For purposes of reporting cash flows, the Company defines cash and equivalents as all bank transaction accounts, certificates of deposit, money market funds and deposits, and other money market instruments maturing in less than 90 days, which are unrestricted as to withdrawal.

         (n)  Income Taxes

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

                           ICAD, INC. AND SUBSIDIARIES

(1)      Summary of Significant Accounting Policies (continued)

         (o)  Long Lived Assets

         Long-lived assets, such as intangible assets, other than goodwill, and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

         Intangible assets subject to amortization consist of developed technology and a distribution agreement purchased in the acquisition of the assets of ISSI in June, 2002. (See Note 2). The developed technology and distribution agreement are being amortized on a straight-line basis over their estimated useful lives of 15 years each. Amortization expense related to these assets totaled $183,219 in 2002 and will be approximately $362,000 per year in fiscal years 2003 through 2007.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS
         121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retained the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amended the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 was adopted effective January 1, 2002. The adoption of SFAS 144 did not have an impact on the Company's financial position or results of operations.

         (p) Goodwill

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets", and addresses the accounting for acquired goodwill and intangible assets. Goodwill and indefinite-lived intangible assets will no longer be amortized and will be tested for impairment at least annually.

         Goodwill arose in connection with the ISSI acquisition in June 2002. See Note 2.

                           ICAD, INC. AND SUBSIDIARIES

(1)      Summary of Significant Accounting Policies (continued)

         (q) Stock-Based Compensation

         The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for their four stock option plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the exercise price of the underlying stock on the date of grant, no compensation cost is recognized.

         The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: no dividends paid; expected volatility of 80.3%; risk-free interest rates of 2.01%, 4.86%, 3.37%, 1.79% and 1.56%; and expected lives of 1 to 9 years. The weighted-average assumptions used for grants in 2001 were: no dividends paid; expected volatility of 75.9%; risk-free interest rates of 4.78% and 3.87%; and expected lives from 1 and 4 years. The weighted-average assumptions used for grants in 2000 were: no dividends paid; expected volatility of 76%; risk-free interest rates of 6.62% and 5.96%; and expected lives of 4 to 5 years.

         Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

                                                    2002              2001                2000
                                                    ----              ----                ----
         Net loss as reported                  $ (9,566,338)      $(2,775,821)        $(2,896,520)

         Add: Stock-based employee
         compensation expense
         included in reported net
         income, net of related tax effects         -                 -                   -

         Deduct: Total stock-based
         employee compensation
         determined under fair value
         method for all awards, net
         of related tax effects                 ( 1,820,855)         (142,210)           (140,535)
                                               -------------      ------------        ------------
                 Pro forma net loss            $(11,387,193)      $(2,918,031)        $(3,037,055)
                                               =============      ============        ============

           Basic and diluted loss per share
                 As reported                   $       (.46)      $      (.20)        $      (.22)
                 Pro forma                     $       (.54)      $      (.21)        $      (.23)

                           ICAD, INC. AND SUBSIDIARIES

(1)      Summary of Significant Accounting Policies (continued)

         (r) Advertising

         The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $125,000, $151,000 and $134,000, respectively.

         (s) Recently Issued Accounting Standards

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64 Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

         In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This statement superseded EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company does not expect that the adoption of SFAS No. 146 will have a significant impact on its consolidated results of operations, financial position or cash flows.

                           ICAD, INC. AND SUBSIDIARIES

(1)      Summary of Significant Accounting Policies (continued)

         (s) Recently Issued Accounting Standards (continued)

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual requirements of SFAS No. 148 are effective for fiscals years ending after December 15, 2002 and the interim requirements are effective for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value method of accounting for its stock-based employee compensation.

(2)      Acquisition of ISSI

         On June 28, 2002, the Company completed the acquisition of Intelligent Systems Software, Inc. ("ISSI") pursuant to a plan and agreement of merger. The Company acquired all of the issued and outstanding capital stock of ISSI, a privately held company based in Boca Raton, Florida. The Company initiated the merger with the intention of improving its competitive position in the CAD market place for products of the combined companies. In the merger, the Company issued a total of 10,400,000 shares of its common stock to the ISSI stockholders, including 2,000,000 shares of the Company's common stock which were issued to a corporation owned by the Chairman of the Company, Mr. Robert Howard, in exchange for shares of ISSI Common Stock purchased by the corporation immediately prior to the merger, as approved by the Company's shareholders and in accordance with the provisions of the merger agreement. The value of the Company's Common Stock issued was based upon a per share value of $3.20, equal to the closing price on February 19, 2002, the day the acquisition was announced. In connection with the 2,000,000 shares issued to the corporation owned by Mr. Howard, the Company recorded compensation expense of $2,800,000, which represented the amount that the fair market value of iCAD common shares issued exceeded the consideration paid for ISSI common stock. The acquisition was accounted for as a purchase, and accordingly, the operations of ISSI are included in the consolidated financial statements since the effective date, the close of business on June 28, 2002 through December 31, 2002. The purchase price has been allocated to net assets acquired based upon an appraisal of their fair values.

                           ICAD, INC. AND SUBSIDIARIES

(2)      Acquisition of ISSI (continued)

         Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

                Current assets                              $ 3,180,347
                Property and equipment                          246,613
                Identifiable intangible assets                5,437,000
                Goodwill                                     17,415,723
                Current liabilities                            (762,332)
                Notes payable                                   (56,155)
                                                            -----------
                Purchase price                              $25,461,196
                                                            ===========

         The goodwill of $17,415,723 is not expected to be deductible for income tax purposes.

         The unaudited proforma operating results for the Company, assuming the acquisition of ISSI occurred as of the beginning of the years presented, are as follows:

         Years ended December 31,               2002                  2001
         -----------------------------------------------------------------------
         Sales                             $   6,246,432            $ 5,321,627
         Loss from operations              $(  9,991,795)           $(4,251,871)
         Net loss                          $ (10,039,962)           $(4,331,976)
         Net loss per share:
               Basic and diluted               $(0.39)                $(0.18)

(3)      Restructuring Charges

         Discontinued product lines

         During the second quarter of 2002, the Company implemented a plan whereby it would no longer support its graphic arts and photographic product lines and would concentrate its efforts in the medical imaging and CAD business. In connection therewith, the Company wrote off all inventories, fixed assets and intangible assets related to the discontinued product lines down to their estimated salvage values. Accordingly, during 2002 the Company recorded charges for the write off of inventory of approximately $2,370,000, fixed assets of approximately $237,000 and intangible assets of approximately $180,000.

         During the fourth quarter of 2002, the Company concluded the licensing and divestiture of the discontinued product lines. The license agreement provided for the sale of all tangible and intangible assets related to the product lines. Total consideration of $188,117 was paid through the assumption of certain liabilities of the Company and is included in the cost of sales in the accompanying consolidated statements of operations for the year ended December 31, 2002. In accordance with the licensing agreement any sales by the licensee will result in royalty revenue to the Company. Royalty revenues are earned as a flat fee for each unit sold by the licensee.

                           ICAD, INC. AND SUBSIDIARIES

(3)      Restructuring Charges (continued)

         Closure of Boca Raton Office

         During the third quarter of 2002, the Company's first quarter of combined operations, iCAD's management and directors evaluated the Company's organization and operations to identify and eliminate redundancies and inefficiencies created through the merger of Howtek and ISSI. As a consequence, the Company negotiated the resignations of three members of senior management, and took action to close the Company's office in Boca Raton, Florida in 2003 resulting in a one time charge of $884,000. Charges recorded in connection with separation agreements negotiated with its former Chief Executive Officer and Vice President of Finance totaled approximately $790,000. The cost of closing the Boca Raton office totaled approximately $94,000 and represented remaining amounts due under the non-cancelable operating lease for the facility. The total charge is included in general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2002 approximately $110,000 of severance and closing costs were paid and charged against the liability. Severance and closing costs accrued as of December 31, 2002 totaled approximately $774,000, with expected payments during 2003, 2004 and 2005 of $449,000, $269,000 and $56,000, respectively.


(4)      Related Party Transactions

         (a) Loan Payable to Principal Stockholder

         The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. The Loan Agreement expires January 4, 2004, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion.

         In 2001, Mr. Howard converted $1,244,219 principal and accrued interest on advances made under the Loan Agreement into 1,071,436 shares of restricted common stock of the Company. In March 2002, Mr. Howard converted $500,000 of advances made under the Loan Agreement into 215,517 shares of restricted common stock of the Company.

                           ICAD, INC. AND SUBSIDIARIES

(4)      Related Party Transactions (continued)

         (a) Loan Payable to Principal Stockholder (continued)

         During the second quarter of 2002 the Company borrowed $250,000 and in November 2002 the Company repaid Mr. Howard $50,000 pursuant to the Loan Agreement. As of December 31, 2002, $200,000 was owed and the Company had $2,800,000 available for future borrowings under the Loan Agreement.

         The Company had Secured Demand Notes and Security Agreements (the "Notes") owed to Mr. Robert Howard, totaling $500,000 as of December 31, 2001. The principal of these Notes was due and payable in full, together with interest accrued and any penalties provided for, on demand. Under the terms of the Notes the Company agreed to pay interest at the lower rate of (a) 12% per annum, compounded monthly or (b) the maximum rate permitted by applicable law. Payment of the Notes was secured by a security interest in certain assets of the Company. In March 2002 the Company repaid the principal balance due in the amount of $500,000 and the Notes were discharged.

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

         (b) Premises Lease and Other Expenses

         The Company conducted its operations in premises owned by Mr. Robert Howard, pursuant to a lease, which expired January 31, 2003. As of December 31, 2002, future minimum lease payments under this lease are $6,542 for 2003. The Company was required to pay real estate taxes, provide insurance and maintain the premises.

         Total rent paid under this lease for each of the years ended December 31, 2002, 2001, and 2000 was $78,500.

         In January 2003, the Company relocated its principal executive offices. See note 11 (a) of the Notes to Consolidated Financial Statements.

                           ICAD, INC. AND SUBSIDIARIES

(4)      Related Party Transactions (continued)

         (c) Related Party Sales

         During the year ended December 31, 2000, the Company sold engineering services totaling $24,456 to Presstek, Inc., which Mr. Howard was the Chairman Emeritus of the Board through December 2000. There were no sales to Presstek, Inc. in 2001 or 2002.

(5)      Accrued Expenses

         Accrued expenses consist of the following at December 31, 2002 and 2001:

                                                          2002         2001
                                                          ----         ----
         Accrued office closure and related costs      $  774,332    $   -
         Accrued litigation                               383,000        -
         Accrued salary and related expenses              178,127       59,452
         Other accrued expenses                           441,365      143,612
                                                       ----------    ---------
                                                       $1,776,824    $ 203,064
                                                       ==========    =========

(6)      Convertible Subordinated Debentures

         The Company has 9% Convertible Subordinated Debentures (the "Debentures"), which became due December 1, 2001. Interest on the Debentures is payable semi-annually on June 1 and December 1. The Debentures were convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events.

         On December 31, 1998, the Company and the Trustee of the Debentures entered into a Second Supplemental Indenture (the "Agreement"). The purpose of the Agreement was to reduce the conversion price for the Debentures from $19.00 per share to $1.00 per share, subject to adjustment as set forth in the Indenture, during the period from December 31, 1998 through March 23, 1999. Under the Agreement, Debentures owned by related parties in the principal amount of $300,000 were converted into 300,000 shares of Common Stock, at the conversion price of $1.00 per share on December 31, 1998. In the first quarter of 1999, Debentures in the principal amount of $1,764,000 were converted into 1,764,000 shares of Common Stock, at the conversion price of $1.00 per share. As of December 31, 2000, the Company's outstanding balance on its Debentures was $117,000. In December 2001, $107,000 of its Debentures were presented for payment. As of December 31, 2001 and 2002 the Company's outstanding balance on its Debentures was $10,000.

                           ICAD, INC. AND SUBSIDIARIES

(7)      Notes Payable

         During 2001 the Company entered into a financing agreement with a supplier to purchase $193,492 of components, pursuant to a note payable (the "Note"). Principal on the Note is payable over 36 months starting October 1, 2001. Under the terms of the Note the Company agreed to pay interest at a fixed rate of 7% per annum. As of December 31, 2002, the Company owed $117,761 pursuant to the Note. Principal payments are due as follows: December 31, 2003 - $65,526, December 31, 2004 - $52,235.

         In connection with the acquisition of ISSI, the Company assumed two convertible promissory notes payable with an original principal amount totaling $56,155. The Company is required to make quarterly interest payments on the outstanding principal balance at a rate of 7% per annum. The convertible promissory notes payable mature in November 2004 at which time any outstanding principal balance is due. The convertible promissory notes payable give the holder the right at any time to convert the then outstanding principal and any accrued interest balances into share of common stock based on the conversion rate of $0.89 per share of the Company's common stock.

(8)      Stockholders' Equity

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

                           ICAD, INC. AND SUBSIDIARIES

(8)      Stockholders' Equity (continued)

         (a) Preferred Stock (continued)

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

         On October 19, 2000 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The number of shares initially constituting the Series B Preferred Stock was 2,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series B Preferred Stock. The holders of the shares of Series B Preferred Stock have no voting rights other than is required by law. Each share of Series B Preferred Stock is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series B Preferred Stock being converted by $2.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series B Preferred Stock by paying cash equal to $1,000 per share together with any accrued and unpaid dividends (the "Redemption Price"). The Redemption Price shall be subject to appropriate adjustment by the Board of Directors of similar division of shares of Series B Preferred Stock or reverse split or similar combination of the Series B Preferred Stock. In the event the Company shall liquidate, dissolve or wind up, no distribution shall be made to the holders of shares of Common Stock unless, prior thereto, the holders of shares of Series B Preferred Stock shall have received $1,000 per share (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series B Preferred Stock, in preference to the holders of shares of Common Stock, shall be entitled to receive cumulative dividends of $70.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series B Preferred. Dividends are payable annually, in arrears, on the last day of December in each year.

                           ICAD, INC. AND SUBSIDIARIES

(8)      Stockholders' Equity (continued)

         (a) Preferred Stock (continued)

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

                           ICAD, INC. AND SUBSIDIARIES

(8)      Stockholders' Equity (continued)

         (b) Stock Options

         The Company has four stock option plans, which are described as follows:

         The Howtek, Inc. 1993 Stock Option Plan, ("The 1993 Plan").

         The 1993 Plan (the "Plan") was adopted in November 1993. The Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,625,000 shares of the Comp'ny's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the Plan vest 100% over periods extending from six months to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the Plan are generally exercisable over a ten-year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.

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

                           ICAD, INC. AND SUBSIDIARIES

(8)      Stockholders' Equity (continued)

         (b) Stock Options (continued)

         The Howtek, Inc. 2001 Stock Option Plan, ("The 2001 Plan").

         The 2001 Plan was adopted in August 2001, at the Annual Meeting of Stockholders at which the Stockholders voted to replace the 1993 plan, which had no further stock available for grant. The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,200,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the 2001 Plan vest 100% over periods extending from six months to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.

         The Howtek, Inc. 2002 Stock Option Plan, ("The 2002 Plan").

         The 2002 Plan was adopted in June 2002, at the Annual Meeting of Stockholders. The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 500,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the 2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period.

                           ICAD, INC. AND SUBSIDIARIES

(8) Stockholders' Equity (continued)

         (b) Stock Options (continued)

         A summary of stock option (incentive and non-qualifying) activity is as follows:

                                                         Option            Price range             Weighted
                                                         Shares             per share              Average
                                                    --------------------------------------------------------------
         Outstanding, January 1, 2000                    1,283,574          $ .81-$1.81              $1.22
         Granted                                           401,179          $1.37-$1.75              $1.74
         Exercised                                        (131,822)         $ .81-$1.72              $1.10
         Cancelled                                        (127,442)         $ .81-$1.81              $1.15
                                                    --------------------------------------------------------------
         Outstanding, December 31, 2000                  1,425,489          $ .81-$1.81              $1.31
         Granted                                           197,000          $ .95-$3.00              $1.21
         Exercised                                        (118,832)         $ .81-$1.72              $1.28
         Cancelled                                         (27,068)         $ .81-$1.75              $1.42
                                                    --------------------------------------------------------------
         Outstanding, December 31, 2001                  1,476,589          $ .81-$3.00              $1.28
         Granted                                         2,483,445          $ .80-$3.49              $2.42
         Exercised                                        (150,454)         $ .80-$1.75              $1.07
         Cancelled                                         (34,832)         $1.72-$3.49              $2.24
                                                    --------------------------------------------------------------
         Outstanding, December 31, 2002                  3,774,748          $ .80-$3.49              $2.04
                                                    ==============================================================

         Exercisable at year-end
                           2000                            678,417          $ .81-$1.81              $1.28
                           2001                          1,078,641          $ .81-$3.00              $1.27
                           2002                          2,976,918          $ .80-$3.49              $2.05

         Available for future grants
                           2002                            771,305

         The weighted-average fair value of options granted during the year was $1.49 per option for 2002, $0.61 per option for 2001 and $1.15 per option for 2000.

         The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 2002 was 7.8 years.

                           ICAD, INC. AND SUBSIDIARIES

(8)      Stockholders' Equity (continued)

         (b)  Stock Options  (continued)

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                  $.80       $1.00        $1.50
                                                                   to          to           to
         Range of Exercise Prices:                                $.95       $1.13        $3.49
                                                                 -------------------------------
         Outstanding options:
         Number outstanding at December 31, 2002                 851,668    374,756     2,548,324
         Weighted average remaining contractual life (years)       6.9        5.1          8.5

         Weighted average exercise price                          $.83       $1.12        $2.58

         Exercisable options:
         Number outstanding at December 31, 2002                 761,950    374,756     1,840,212
         Weighted average remaining contractual life (years)       6.8        5.1          8.1
         Weighted average exercise price                          $.82       $1.12        $2.74

         (c) Earnings per Share

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. Conversion of the subordinated debentures and other convertible debt and preferred stock and assumed exercise of options and warrants are not included in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. The following table summarizes the common stock equivalent of securities that were outstanding as of December 31, 2002, 2001 and 2000, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                              2002            2001             2000
                                                              ----            ----             ----
         Stock options                                      3,774,748       1,476,589       1,425,489
         Stock warrants                                        57,000          57,000          57,000
         Convertible Subordinated Debentures                     -               -              6,158
         Convertible Revolving Promissory Note                 80,000            -            393,607
         Convertible Promissory Note                             -               -            310,000
         Convertible Series A Preferred Stock                 715,000         815,000         815,000
         Convertible Series B Preferred Stock                 700,000         700,000         700,000

                           ICAD, INC. AND SUBSIDIARIES

(8)      Stockholders' Equity (continued)

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

(9)      Income Taxes

         As a result of the 2002, 2001 and 2000 losses, no income tax expense was incurred for these years.

         Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax liabilities (assets) are comprised of the following at December 31:

                                                        2002           2001
                                                        ----           ----
         Inventory (Section 263A)                  $   (393,000)  $   (155,000)
         Inventory reserves                            ( 24,000)      (136,000)
         Receivable reserves                           ( 14,000)      ( 56,000)
         Other accruals                                ( 24,000)      ( 18,000)
         Accumulated depreciation                         9,000          1,000
         Acquisition related intangibles              2,102,000          -
         Tax credits                                 (2,459,000)    (2,388,000)
         NOL carry forward                          (14,351,000)   (14,222,000)
                                                   ------------   ------------
         Gross deferred tax asset                   (15,154,000)   (16,974,000)
         Deferred tax assets valuation allowance   $ 15,154,000   $ 16,974,000
                                                   ------------   ------------

         Net deferred tax assets                   $   - 0 -      $   - 0 -
                                                   ============   ============

                           ICAD, INC. AND SUBSIDIARIES

(9)      Income Taxes (continued)

         As of December 31, 2002, the Company has net operating loss carryforwards totaling approximately $42,300,000. The amount of the net operating loss carryforwards, which may be utilized in any future period, may be subject to certain limitations based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating loss expiration period:

                     Expiration date      Amount of remaining NOL
                          2003                    3,300,000
                          2004                    4,200,000
                          2005                    2,200,000
                          2006                    2,200,000
                          2007                      300,000
                          2008                      600,000
                          2009                      100,000
                          2010                    4,000,000
                          2011                    4,400,000
                          2012                    2,300,000
                          2018                    3,600,000
                          2019                    2,200,000
                          2020                    1,400,000
                          2021                    2,100,000
                          2022                    9,400,000

         In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,459,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2022.

(10)     Sales Information

         (a) Geographic Information

         The Company's sales are made to U.S. distributors, dealers and to foreign distributors of computer and related products. Total export sales, which includes sales made to a U.S. based international distributor of computer and related products, were $301,000 or 6% of total sales in 2002, $944,000 or 20% of total sales in 2001 and $3,243,000 or 42% of total sales in 2000.

                           ICAD, INC. AND SUBSIDIARIES

(10)     Sales Information (continued)

         (a) Geographic Information (continued)

         The Company's principal concentration of export sales was in Europe, which accounted for 26% of 2002 export sales. In 2001, Australia accounted for 35% of the Company's export sales and in 2000, with the addition of a large OEM customer, the Company's principal concentration of export sales was in Canada, which accounted for 71% of export sales. The balance of the export sales was into the Far East, Mexico and Central America.

         As of December 31, 2002 and 2001 the Company had outstanding receivables of $15,000 and $136,000, respectively, from distributors of its products who are located outside of the United States.

         (b) Major Customers

         During the year ended December 31, 2002 the Company had one major customer with sales of $2,631,709 (or 53% of sales) and an accounts receivable balance of $1,190,990 at December 31, 2002. The Company did not have any major customers in 2001. In 2000 the Company had one major customer that operated as an OEM, with sales of $2,062,955 (or 26% of sales) and an accounts receivable balance of $428,994 at December 31, 2000.

         (c) Product Information

         The Company's revenues by product line are as follows:

         For the year ended December 31,     2002         2001         2000
                                             ----         ----         ----
             CAD                          $2,628,135   $    -       $    -
             Medical imaging               1,660,493    2,315,738    2,256,312
             FotoFunnel                      274,169      988,199    2,217,798
             Graphic arts                    437,387    1,531,360    3,319,407
                                          ----------   ----------   ----------
               Total                      $5,000,184   $4,835,297   $7,793,517
                                          ==========   ==========   ==========

(11)     Commitments and Contingencies

         (a) Lease Obligations

         As of December 31, 2002, the Company had two lease obligations related to its facilities. The Company's principal executive offices and research and development laboratory in Hudson, New Hampshire was leased by the Company from Mr. Robert Howard, Chairman of the Board of Directors pursuant to a lease which expired January 31, 2003. The lease obligation for 2003 is approximately $6,542.

                           ICAD, INC. AND SUBSIDIARIES

(11)     Commitments and Contingencies (continued)

         (a) Lease Obligations (continued)

         In addition, as a result of its acquisition of ISSI, the Company leases a facility for its software research and development group located at 4902 Eisenhower Blvd, Suite 185, Tampa, Florida. The facility consists of research and development and office space and is leased by the Company pursuant to a lease, which expires July 31, 2007 at an annual rent of approximately $53,000.

         Rental expense for all leases for the years ended December 31, 2002, 2001 and 2000 was $198,429, $78,500 and $78,500, respectively.

         In January 2003, the Company relocated its principal executive offices and research and development laboratory to 4 Townsend West, Suite 17, Nashua, New Hampshire, from its previous location in Hudson, New Hampshire. The facility consists of manufacturing, research and development and office space and is leased by the Company pursuant to a lease, which expires December 31, 2006 at an annual rent of approximately $40,200.

         Future minimum rental payments due under these agreements as of December 31, 2002 are approximately as follows:

                       Fiscal Year           Amount
                       -----------           ------
                          2003             $ 90,600
                          2004               92,400
                          2005               95,500
                          2006               98,600
                          2007               32,400
                                           --------
                                           $409,500
                                           ========

         (b) Litigation

         During 2002, a complaint was filed against the Company and 213 other defendants in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al., Case No. 501CV344. The plaintiff claims the Company and other defendants have infringed a United States patent alleged to cover color reproduction system technology. With respect to the Company, the alleged infringement involves certain of the Company scanners and other products sold to customers in the graphic arts/prepress and photographic markets. The plaintiff seeks unspecified damages together with interest, injunctive relief and recovery of reasonable attorney's fees.

                           ICAD, INC. AND SUBSIDIARIES

(11)     Commitments and Contingencies (continued)

         (b) Litigation (continued)

         Based upon management's review of the claim, it is estimated that the Company's probable and estimable infringement liability for this claim will range between $383,000 and $639,000. As of December 31, 2002, the Company has recorded an accrual of $383,000 related to this claim.

         While it is not possible to predict the ultimate outcome of the infringement claim, the Company believes that resolution of this matter is not expected to have a material adverse effect on the Company's financial position. The Company cautions, however, that these estimates for infringement claims are difficult to predict and may be influenced by many factors. Accordingly, this matter, if resolved in a manner different from the estimate, could have a material effect on the Company's financial position.

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

(12)     Financial instruments

         The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses, demand notes payable to related parties and convertible debentures and other convertible debt approximated fair value as of December 31, 2002 and 2001, due to either short maturity or terms similar to those available to similar companies in the open market.

                           ICAD, INC. AND SUBSIDIARIES

(13)     Quarterly Financial Data (unaudited)

                              Net          Gross           Net         (Loss)
         2002                sales         profit      income (loss)  per share
         ----              ----------    ----------    -------------  ---------
         First quarter     $  775,633    $   180,221   $  (521,122)    $(0.04)
         Second quarter    $  776,600    $(2,665,747)  $(7,359,510)    $(0.47)
         Third quarter     $1,286,966    $   727,887   $(1,640,665)    $(0.06)
         Fourth quarter    $2,160,985    $ 1,596,180   $   103,007     $ 0.00

         2001
         ----
         First quarter     $1,513,604    $   392,141   $  (639,591)    $(0.05)
         Second quarter    $  932,160    $   146,627   $  (797,943)    $(0.06)
         Third quarter     $1,139,025    $   302,348   $  (548,205)    $(0.04)
         Fourth quarter    $1,250,508    $    57,775   $  (635,032)    $(0.05)

         The above totals are reflective of the Company's decision in the second quarter of 2002 to no longer support its graphic arts and photographic product lines. In connection with the discontinuance, the Company recorded charges related to the write off of inventory, fixed assets and intangible assets related to those product lines. Total charges incurred during the second quarter of 2002 related to the write off amounted to $2,786,540. Results for the third and fourth quarters of 2002 include the operations of ISSI which was acquired on June 28, 2002. During the fourth quarter of 2002, the Company recorded sales of $188,177 related to the licensing and divestiture of discontinued product lines.

                           ICAD, INC. AND SUBSIDIARIES

          Schedule II - Valuation and Qualifying Accounts and Reserves

               Col. A                    Col. B        Col. C          Col. D              Col. E
------------------------------------------------------------------------------------------------------
                                       Balance at    Charged to                           Balance
                                       Beginning      Cost and                             at end
             Description                of Year       Expenses        Deductions           of Year
------------------------------------------------------------------------------------------------------
Year End December 31, 2002:
 Allowance for Doubtful Accounts       $ 165,000     $    26,560     $   151,560 (1)      $  40,000
 Inventory Reserve                     $ 700,000     $ 2,622,151     $ 3,252,151 (2)      $  70,000


Year End December 31, 2001:
 Allowance for Doubtful Accounts       $ 255,999     $    50,845     $   141,844 (1)      $ 165,000
 Inventory Reserve                     $ 361,931     $   379,285     $    41,216 (2)      $ 700,000


Year End December 31, 2000:
 Allowance for Doubtful Accounts       $ 150,500     $   105,499     $     -     (1)      $ 255,999
 Inventory Reserve                     $ 200,175     $   289,370     $   127,614 (2)      $ 361,931

(1) Represents the amount of accounts charged off.
(2) Represents inventory written off and disposed of.