Form 10-Q
period 2003-03-31
ICAD INC
filed 2003-05-15
CIK 749660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-9341

                                   ICAD, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        02-0377419
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


4 Townsend West, Suite 17, Nashua, New Hampshire              03063
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|

      As of the close of business on May 8, 2003 there were 26,350,248 shares outstanding of the issuer's Common Stock, $.01 par value.

                                   ICAD, INC.

                                      INDEX


                                                                            PAGE
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 2003
             (unaudited) and December 31, 2002                                 4

            Consolidated Statements of Operations for the
             three month periods ended March 31, 2003
             and 2002 (unaudited)                                              5

            Consolidated Statements of Cash Flows for the three month
              periods ended March 31, 2003 and 2002 (unaudited)                6

            Notes to Consolidated Financial Statements (unaudited)           7-9


  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10-12

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk        12

  Item 4.   Controls and Procedures                                           12


PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 13

  Item 6.   Exhibits and Reports on Form 8-K                                  13

  Signatures                                                                  14

  Certifications                                                           15-16

                                   ICAD, INC.

                           Consolidated Balance Sheets


                                                              March 31, 2003         December 31, 2002
                                                              --------------         -----------------
                         Assets                                 (unaudited)               (audited)
Current assets:
  Cash and equivalents                                         $    712,069             $  1,091,029
  Trade accounts receivable, net of allowance for doubtful
    accounts of $62,000 in 2003 and $40,000 in 2002               1,622,239                1,550,167
  Inventory                                                         287,726                  390,349
  Prepaid and other                                                  90,112                   85,120
                                                               ------------             ------------
      Total current assets                                        2,712,146                3,116,665
                                                               ------------             ------------
Property and equipment:
  Equipment                                                         885,931                  840,410
  Leasehold improvements                                             19,175                    8,051
  Furniture and fixtures                                             35,569                   22,271
                                                               ------------             ------------
  Less accumulated depreciation and amortization                    940,675                  870,732
      Net property and equipment                                    606,898                  579,545
                                                               ------------             ------------
                                                                    333,777                  291,187
                                                               ------------             ------------
Other assets:
  Technology intangible                                           3,676,036                3,740,553
  Distribution agreement                                          1,487,128                1,513,228
  Goodwill                                                       17,415,723               17,415,723
                                                               ------------             ------------
      Total other assets                                         22,578,887               22,669,504
                                                               ------------             ------------
      Total assets                                             $ 25,624,810             $ 26,077,356
                                                               ============             ============
          Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                             $  2,137,795             $  2,232,262
  Accrued interest                                                  231,220                  229,078
  Accrued expenses                                                1,392,506                1,776,824
  Convertible subordinated debentures                                10,000                   10,000
  Current maurities of notes payable                                 66,680                   65,526
                                                               ------------             ------------
      Total current liabilities                                   3,838,201                4,313,690

Loans payable to related party                                      200,000                  200,000
Notes payable, less current maturities                               91,281                  108,390
                                                               ------------             ------------
      Total liabilities                                           4,129,482                4,622,080
                                                               ------------             ------------
Stockholders' equity:
  Convertible preferred stock, $.01 par value: authorized
    1,000,000 shares; issued and outstanding
    8,550 in 2003 and 2002, with the aggregated
    liquidation value of $2,115,000 in 2002 and 2003,
    plus 7% annual dividend                                              86                       86
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 26,418,124 in 2003
    and 2002; outstanding 26,350,248 shares in
    2003 and 2002                                                   264,181                  264,181
  Additional paid-in capital                                     85,792,977               85,829,483
  Accumulated deficit                                           (63,611,652)             (63,688,210)
  Treasury stock, at cost (67,876 shares)                          (950,264)                (950,264)
                                                               ------------             ------------
      Total stockholders' equity                                 21,495,328               21,455,276
                                                               ------------             ------------
      Total liabilities and stockholders' equity               $ 25,624,810             $ 26,077,356
                                                               ============             ============

See accompanying notes to financial statements.

                                   ICAD, INC.

                      Consolidated Statements of Operations

                                                              Three Months            Three Months
                                                             March 31, 2003          March 31, 2002
                                                             --------------          --------------
                                                              (unaudited)              (unaudited)
Sales                                                         $  2,214,012            $    775,633
Cost of sales                                                      909,585                 595,412
                                                              ------------            ------------
Gross margin                                                     1,304,427                 180,221
                                                              ------------            ------------
Operating expenses:
  Engineering and product development                              584,253                 189,756
  General and administrative                                       396,232                 225,355
  Marketing and sales                                              239,712                 267,080
                                                              ------------            ------------
      Total operating expenses                                   1,220,197                 682,191

                                                              ------------            ------------
Income (loss) from operations                                       84,230                (501,970)

Interest expense - net                                               7,672                  19,152
                                                              ------------            ------------

Net income (loss)                                                   76,558                (521,122)

Preferred dividend                                                  36,505                  36,505

                                                              ------------            ------------
Net income (loss) available to common stockholders            $     40,053            $   (557,627)
                                                              ============            ============

Net income (loss) per share
     Basic and diluted                                        $       0.00            $      (0.04)

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                                          26,350,248              15,251,426

See accompanying notes to financial statements.

                                   ICAD, INC.

                      Consolidated Statements of Cash Flows

                                                                     Three Months            Three Months
                                                                    March 31, 2003          March 31, 2002
                                                                    --------------          --------------
                                                                      (unaudited)             (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                   $    76,558             $  (521,122)
                                                                      -----------             -----------
  Adjustments to reconcile net loss
   to net cash used for operating activities:
  Depreciation                                                             27,354                  40,519
  Amortization                                                             90,616                  31,426
 Changes in operating assets and liabilities:
    Accounts receivable                                                   (72,072)                380,222
    Inventory                                                             102,623                (126,342)
    Other current assets                                                   (4,992)                (19,051)
    Accounts payable                                                      (94,468)                188,912
    Accrued expenses                                                     (418,681)                  2,652
                                                                      -----------             -----------
      Total adjustments                                                  (369,620)                498,338
                                                                      -----------             -----------
      Net cash used for operating activities                             (293,062)                (22,784)
                                                                      -----------             -----------
Cash flows from investing activities:
  Additions to patents, software development and other                         --                 (30,040)
  Additions to property and equipment                                     (69,943)                (37,820)
                                                                      -----------             -----------
      Net cash used for investing activities                              (69,943)                (67,860)
                                                                      -----------             -----------
Cash flows from financing activities:
  Issuance of common stock for cash                                            --                  47,013
  Proceeds of convertible note payable to principal
    stockholders                                                               --                 500,000
  Payment of demand note payable to principal
    stockholders                                                               --                (500,000)
  Payment of note payable                                                 (15,955)                (14,880)
                                                                      -----------             -----------
      Net cash provided by (used for) financing activities                (15,955)                 32,133
                                                                      -----------             -----------
    Decrease in cash and equivalents                                     (378,960)                (58,511)
    Cash and equivalents, beginning of period                           1,091,029                 495,360
                                                                      -----------             -----------
    Cash and equivalents, end of period                               $   712,069             $   436,849
                                                                      ===========             ===========
Non-cash items from investing and financing activities:
  Conversion of loan to related party into
     Common Stock                                                     $        --             $   500,000
                                                                      ===========             ===========
  Accrued dividends on convertible preferred stock                    $    36,505             $    36,505
                                                                      ===========             ===========
  Accrual of deferred merger costs                                    $        --             $    95,466
                                                                      ===========             ===========

See accompanying notes to financial statements.

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2003

(1)   Accounting Policies

      In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results are reflected in the accompanying consolidated financial statements. Reference should be made to iCAD Inc.'s ("iCAD" or "Company") Annual Report on Form 10-K for the year ended December 31, 2002 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)   Loan Payable to Related Party

      The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. At March 31, 2003, $200,000 was outstanding under the Loan Agreement and $2,800,000 was available for future borrowings.

(3)   Litigation

      The Company has been dismissed from a complaint filed against the Company in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al., Case No. 501CV344, The plaintiff claimed initially that the Company had infringed a United States patent alleged to cover color reproduction system technology through sale of certain Company products to customers in the graphic arts/prepress and photographic markets. The Company has no liability in this matter, and anticipates no further legal expenses will be incurred with respect to this litigation. As a result, general and administrative expenses incurred during the first quarter of 2003 were reduced by the reversal of the accrued settlement cost in the amount of $383,000.

                                       ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2003

(3)   Litigation  (continued)

      On June 3, 2002, Intelligent Systems Software, Inc. ("ISSI") was sued in United States District Court for the District of Delaware by R2 Technology, Inc. and Shih-Ping Wang. The lawsuit alleges that ISSI's MammoReader device infringes certain patents owned by R2 Technology, Inc. The complaint requests treble damages, but does not specify the amount of damages sought. The complaint also seeks to enjoin ISSI from further infringement. On July 11, 2002, subsequent to the acquisition of ISSI by the Company, the plaintiffs amended their complaint to add the Company and its subsidiary ISSI Acquisition Corp. as additional parties. The Company believes the lawsuit is without merit and intends to vigorously defend itself. The Company filed an initial answer to the lawsuit, denying all claims and asserting a counterclaim challenging the validity of the patents in question.

      In patent litigation of this type, each party proposes "constructions" or meanings for disputed terms of the patents-in-suit and the Court "construes" or decides the meaning of the terms in dispute. R2 Technology, Inc. had proposed a set of generally broad definitions to the Court, while the Company proposed more narrow constructions drawn directly, in its view, from the patent specifications and prosecution histories. Following briefing and a hearing, the Court entered an order on April 30, 2003, adopting R2 Technology, Inc.'s constructions. The Company believes the constructions adopted by the Court could provide advantages and disadvantages to each party on the issues of infringement and invalidity as the litigation proceeds. A jury trial has been scheduled for October of 2003.

(4)   Stock-Based Compensation

      At March 31, 2003, the Company continued to account for its stock-based compensation plans using the fair value method. The Company accounts for its stock based compensation plans in accordance with the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the exercise price of the underlying stock on the date of grant, no compensation cost is recognized.

      The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: no dividends paid; expected volatility of 80.2%; risk-free interest rate of 2.91% and expected live of 5 years. The weighted-average assumptions used for grants in 2002 were: no dividends paid; expected volatility of 78.5%; risk-free interest rate of 2.01% and expected live of 1 year.

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2003


(4)   Stock-Based Compensation (continued)

      Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net income (loss) and income (loss) per share for the three month periods ended March 31, 2003 and 2002 would have been as follows:


                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                     2003          2002
                                                  ----------    ----------


            Net income (loss)  available to
              common stockholders as reported     $   40,053    $ (557,627)

            Deduct: Total stock-based
            employee compensation
            determined under fair value
            method for all awards, net
            of related tax effects                   (69,623)      (40,772)
                                                  ----------    ----------

            Pro forma net loss available to
             common stockholders                  $  (29,570)   $ (598,399)
                                                  ----------    ----------

            Basic and diluted loss per share
                  As reported                     $      .00    $     (.04)
                                                  ----------    ----------
                  Pro forma                       $      .00    $     (.04)
                                                  ----------    ----------

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

Results of Operations

Overview

On June 28, 2002, the Company completed the acquisition of ISSI pursuant to a previously reported plan and agreement of merger. The Company acquired all of the issued and outstanding capital stock of ISSI, a privately held company based in Boca Raton, Florida. Consistent with the Company's intention to concentrate its efforts after the merger in the imaging and scanning business on higher margin medical and Computer Aided Detection (CAD) applications, the Company has discontinued sales of its graphic arts and photographic product lines.

Early detection of breast cancer saves lives. The Company designs, develops, manufactures and markets CAD imaging technology for mammography applications. Computer-aided detection from iCAD, Inc. can detect 23% of breast cancers, an average of 14 months earlier than screening mammography alone. iCAD offers the fastest CAD system available, the only system to look for asymmetries, and the most effective system available to detect breast masses.

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

Critical Accounting Policies

The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Quarter Ended March 31, 2003 compared to Quarter Ended March 31, 2002

Sales. Sales of the Company's CAD and medical imaging products for the three months ended March 31, 2003 were $2,214,012, compared with sales of medical imaging products and total sales for the quarter ended March 31, 2002 of $425,899 and $775,633, respectively. This reflects an increase of 420% in medical sales and 185% in total sales from period to period. Sales increased during the first quarter of 2003 as a result of the addition of its CAD product line. Sales of graphic arts and photographic products were $349,734 for the quarter ended March 31, 2002. There were no sales of the Company's graphic arts and photographic products during the first quarter of 2003 due to the exiting from these products lines in fiscal 2002.

Gross Margins. Gross margin increased in the three months ended March 31, 2003 to 59% compared to 23% in the comparable period in 2002. The increase in gross margin is due primarily to sales of the Company's CAD and medical imaging products, which have higher gross margins than the sales of products in the Company's previous product lines.

Engineering and Product Development. Engineering and product development costs for the three months ended March 31, 2003 increased from $189,756 in 2002 to $584,253 in 2003. The increase in engineering and product development costs results primarily from the Company's addition, as a result of its acquisition of ISSI, of a software technology development group to support its Computer Aided Detection products. Additionally, the Company continues its development of its new Fulcrum(TM) medical film digitizer product. The Company expects engineering and product development costs to increase for the remainder of 2003 over the comparable period of 2002.

General and Administrative. General and administrative expenses in the three months ended March 31, 2003 increased from $225,355 in 2002 to $396,232 in 2003. The increase in general and administrative expenses results primarily from increases in salaries, consulting fees, provision of doubtful accounts and relocation expenses. Additionally, the Company incurred approximately $380,000 in legal expenses during the first three months of 2003 in connection with the Company's litigation with R2 Technology, Inc. General and administrative expenses were offset by the reversal of the accrued settlement cost of $383,000 in connection with the dismissal of the Company as a defendant in the action brought by the Company by The Massachusetts Institute of Technology and Electronics for Imaging, Inc. The Company believes that its general and administrative expenses will increase in the second quarter of 2003 as a result of continuing legal expenses associated with the R2 Technology litigation. See
Part II, Item 1 - Legal Proceedings.

Marketing and Sales Expenses. Marketing and sales expenses for the three months ended March 31, 2003 decreased from $267,080 in 2002 to $239,712 in 2003. This decrease is due primarily to the reduction of personnel and trade show expenses related to the Company's traditional graphic arts and FotoFunnel lines due to the termination of sales of these products in fiscal 2002. The Company expects marketing and sales expenses to increase over the remainder of 2003 over the comparable period of 2002, as we add staff to develop a more comprehensive internal sales support structure, including inside and outside sales staff, to support our distributor's sales activities.

Interest Expense. Net interest expense for the three months ended March 31, 2003 decreased 60%, from $19,152 in 2002 to $7,672 in 2003. This decrease is due primarily to a decrease in loan balances and interest rates.

As a result of the foregoing, the Company recorded net income of $76,558 for the three month period ended March 31, 2003 on sales of $2,214,012 compared to a net loss of ($521,122) for the comparable period in 2002 on sales of $775,633.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $2,800,000 was available at March 31, 2003.

At March 31, 2003 the Company had current assets of $2,712,146, current liabilities of $3,838,201 and working capital deficit of $1,126,055. The ratio of current assets to current liabilities was .7:1

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

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

PART II      OTHER INFORMATION

Item 1.  Legal Proceedings

In April, 2003 the Company was dismissed as a defendant in the action filed against the Company and others in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al., Case No. 501CV344, The plaintiff claimed initially that the Company had infringed a United States patent alleged to cover color reproduction system technology through sale of certain Company products to customers in the graphic arts/prepress and photographic markets. The Company has no liability in this matter, and anticipates no further legal expenses will be incurred with respect to this litigation.

On June 3, 2002, ISSI was sued in United States District Court for the District of Delaware by R2 Technology, Inc. and Shih-Ping Wang. The lawsuit alleges that ISSI's MammoReader device infringes certain patents owned by R2 Technology, Inc. The complaint requests treble damages, but does not specify the amount of damages sought. The complaint also seeks to enjoin ISSI from further infringement. On July 11, 2002, subsequent to the acquisition of ISSI by the Company, the plaintiffs amended their complaint to add the Company and its subsidiary ISSI Acquisition Corp. as additional parties. The Company believes the lawsuit is without merit and intends to vigorously defend itself. The Company filed an initial answer to the lawsuit, denying all claims and asserting a counterclaim challenging the validity of the patents in question.

In patent litigation of this type, each party proposes "constructions" or meanings for disputed terms of the patents-in-suit and the Court "construes" or decides the meaning of the terms in dispute. R2 Technology, Inc. had proposed a set of generally broad definitions to the Court, while the Company proposed more narrow constructions drawn directly, in its view, from the patent specifications and prosecution histories. Following briefing and a hearing, the Court entered an order on April 30, 2003, adopting R2 Technology, Inc.'s constructions. The Company believes the constructions adopted by the Court could provide advantages and disadvantages to each party on the issues of infringement and invalidity as the litigation proceeds. A jury trial has been scheduled for October of 2003.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit No.       Description
-----------       -----------

      99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        iCAD, Inc.
                                           ---------------------------------
                                                      (Registrant)



Date: May 15, 2003                      By: /s/ W. Scott Parr
                                           ---------------------------------
                                           W. Scott Parr
                                           Chief Executive Officer,
                                           Director


Date: May 15, 2003                      By: /s/ Annette L. Heroux
                                           ---------------------------------
                                           Annette L. Heroux
                                           Chief Financial Officer, Controller

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


Date: May 15, 2003                      By: /s/ W. Scott Parr
                                           ---------------------------------
                                           W. Scott Parr
                                           Chief Executive Officer

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


Date: May 15, 2003                      By: /s/ Annette L. Heroux
                                           ---------------------------------
                                           Annette L. Heroux
                                           Chief Financial Officer