Form 10-Q
period 2003-06-30
ICAD INC
filed 2003-08-14
CIK 749660

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------   ---------------
Commission file number 1-9341

                                   ICAD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       02-0377419
  ----------------------------              ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

4 Townsend West, Suite 17, Nashua, NH                        03063
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (603) 882-5200
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ].

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X].

         As of the close of business on August 11, 2003 there were 26,964,448 shares outstanding of the issuer's Common Stock, $.01 par value.

                                   ICAD, INC.

                                      INDEX

                                                                           PAGE
PART I   FINANCIAL INFORMATION

  Item 1 Financial Statements

         Consolidated Balance Sheets as of June 30, 2003
          (unaudited) and December 31, 2002                                 4

         Consolidated Statements of Operations for the
          three and six month periods ended June 30, 2003
          and 2002 (unaudited)                                              5

         Consolidated Statements of Cash Flows for the six
          month periods ended June 30, 2003 and 2002 (unaudited)            6

         Notes to Consolidated Financial Statements (unaudited)            7-10

  Item 2 Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            11-16

  Item 3 Quantitative and Qualitative Disclosures about Market Risk        16

  Item 4 Controls and Procedures                                           16

PART II  OTHER INFORMATION

  Item 1 Legal Proceedings                                                 17

  Item 6 Exhibits and Reports on Form 8-K                                  18

 Signatures                                                                19
                                       3

                                   ICAD, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                          JUNE 30, 2003            DECEMBER 31, 2002
                                                                       ---------------------     ---------------------
                           ASSETS                                          (unaudited)                (audited)
Current assets:
  Cash and equivalents                                                     $    501,648             $  1,091,029
  Trade accounts receivable, net of allowance for doubtful
    accounts of $75,500 in 2003 and $40,000 in 2002                           1,171,940                1,550,167
  Inventory                                                                     356,490                  390,349
  Prepaid and other                                                             178,202                   85,120
                                                                           ------------             ------------
      Total current assets                                                    2,208,280                3,116,665
                                                                           ------------             ------------

Property and equipment:
  Equipment                                                                     892,472                  840,410
  Leasehold improvements                                                         19,175                    8,051
  Furniture and fixtures                                                         35,569                   22,271
                                                                           ------------             ------------
                                                                                947,216                  870,732
  Less accumulated depreciation and amortization                                634,851                  579,545
                                                                           ------------             ------------
      Net property and equipment                                                312,365                  291,187
                                                                           ------------             ------------

Other assets:
  Patents                                                                        49,286                     --

  Technology intangible                                                       3,611,520                3,740,553

  Distribution agreement                                                      1,461,028                1,513,228

  Goodwill                                                                   17,415,723               17,415,723
                                                                           ------------             ------------
      Total other assets                                                     22,537,557               22,669,504
                                                                           ------------             ------------
      Total assets                                                         $ 25,058,202             $ 26,077,356
                                                                           ============             ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  2,498,173             $  2,232,262
  Accrued interest                                                              236,432                  229,078
  Accrued expenses                                                            1,095,514                1,776,824
  Convertible subordinated debentures                                            10,000                   10,000
  Current maurities of notes payable                                             66,680                   65,526
                                                                           ------------             ------------
      Total current liabilities                                               3,906,799                4,313,690


Loans payable to related party                                                  830,000                  200,000

Notes payable, less current maturities                                           75,045                  108,390
                                                                           ------------             ------------
      Total liabilities                                                       4,811,844                4,622,080
                                                                           ------------             ------------

Stockholders' equity:
  Convertible preferred stock, $.01 par value:
    authorized 1,000,000 shares; issued and outstanding
    8,550 in 2003 and 2002, with the aggregated
    liquidation value of $2,115,000 in 2002 and 2003,
    plus 7% annual dividend                                                          86                       86

  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 26,487,324 in 2003
    and 26,418,124 shares in 2002; outstanding
    26,419,448 in 2003 and 26,350,248 share in 2002                             264,873                  264,181
  Additional paid-in capital                                                 85,828,459               85,829,483
  Accumulated deficit                                                       (64,896,796)             (63,688,210)
  Treasury stock, at cost (67,876 shares)                                      (950,264)                (950,264)
                                                                           ------------             ------------
      Total stockholders' equity                                             20,246,358               21,455,276
                                                                           ------------             ------------
      Total liabilities and stockholders' equity                           $ 25,058,202             $ 26,077,356
                                                                           ============             ============


See accompanying notes to consolidated financial statements.

                                   ICAD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     THREE MONTHS                             SIX MONTHS
                                                                        JUNE 30,                                JUNE 30,
                                                           --------------------------------        ---------------------------------
                                                                2003                2002                2003                2002

Sales                                                      $  1,337,517        $    776,600        $  3,551,529        $  1,552,233
Cost of Sales                                                   592,583           3,442,347           1,502,168           4,037,759
                                                           ------------        ------------        ------------        ------------
Gross Margin                                                    744,934          (2,665,747)          2,049,361          (2,485,526)
                                                           ------------        ------------        ------------        ------------
Operating expenses:
  Engineering and product development                           609,545             337,139           1,193,798             526,895
  General and administrative                                  1,104,063           4,059,232           1,500,295           4,284,587
  Marketing and sales                                           306,992             287,315             546,704             554,395
                                                           ------------        ------------        ------------        ------------
      Total operating expenses                                2,020,600           4,683,686           3,240,797           5,365,877

                                                           ------------        ------------        ------------        ------------
Loss from operations                                         (1,275,666)         (7,349,433)         (1,191,436)         (7,851,403)

Interest expense - net                                            9,478              10,077              17,150              29,229
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $ (1,285,144)       $ (7,359,510)       $ (1,208,586)       $ (7,880,632)

Preferred dividend                                               36,912              36,911              73,417              73,416

                                                           ------------        ------------        ------------        ------------
Net loss available to common shareholders                  $ (1,322,056)       $ (7,396,421)       $ (1,282,003)       $ (7,954,048)
                                                           ============        ============        ============        ============

Net loss per share
     Basic and diluted                                     $      (0.05)       $      (0.47)       $      (0.05)       $      (0.51)

Weighted average number of shares used
  in computing loss per share
     Basic and diluted                                       26,378,729          15,889,910          26,364,567          15,572,432


See accompanying notes to consolidated financial statements.

                                                ICAD, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                                    SIX MONTHS              SIX MONTHS
                                                                  JUNE 30, 2003            JUNE 30,2002
                                                                 -----------------       -----------------
Cash flows from operating activities:

  Net loss                                                         $ (1,208,586)           $ (7,880,632)
                                                                   ------------            ------------
  Adjustments to reconcile net loss to net
    cash used for operating activities:
  Depreciation                                                           55,306                  82,238
  Amortization                                                          181,947                  64,837
  Loss on disposal of assets                                               --                   417,005
  Compensation expense relative to issue of
    stock at merger                                                        --                 2,800,000
 Changes in operating assets and liabilities, net
   of effects from acquisition of ISSI:
    Accounts receivable                                                 378,227                 469,500
    Inventory                                                            33,859               2,163,165
    Prepaid and other                                                   (93,082)                    606
    Accounts payable                                                    265,911                 858,879
    Accrued expenses                                                   (747,373)                589,596
                                                                   ------------            ------------
      Total adjustments                                                  74,795               7,445,826
                                                                   ------------            ------------

      Net cash used for operating activities                         (1,133,791)               (434,806)
                                                                   ------------            ------------

Cash flows from investing activities:

  Additions to patents, software development and other                  (50,000)                   --
  Additions to property and equipment                                   (76,484)                (56,103)
  Acquisition of ISSI, net of cash acquired                                  --               2,202,040
                                                                   ------------            ------------
      Net cash provided by (used for) investing activities             (126,484)              2,145,937
                                                                   ------------            ------------

Cash flows from financing activities:

  Issuance of common stock for cash                                      73,085                  80,032
  Proceeds of convertible note payable to principal
    stockholders                                                        630,000                 750,000
  Payment of demand note payable to principal
    stockholders                                                           --                  (500,000)

  Payment of note payable                                               (32,191)                (30,022)
                                                                   ------------            ------------
      Net cash provided by financing activities                         670,894                 300,010
                                                                   ------------            ------------

    Increase (decrease) in cash and equivalents                        (589,381)              2,011,141
    Cash and equivalents, beginning of period                         1,091,029                 495,360
                                                                   ------------            ------------
    Cash and equivalents, end of period                            $    501,648            $  2,506,501
                                                                   ============            ============

    Supplemental disclosure of non-cash items from investing and financing activities:

  Conversion of loan to related party into
     Common Stock                                                  $       --              $    500,000
                                                                   ============            ============

  Accrued dividends on convertible preferred stock                 $     73,417            $     73,416
                                                                   ============            ============

  Fair market value of icad common stock and common
     stock options issued to acquired capital stock of ISSI        $       --              $ 27,673,500
                                                                   ============            ============

  Net tangible assets of ISSI acquired, excluding cash
    acquired of $2,202,040                                         $       --              $    406,433
                                                                   ============            ============

  Fair market value of indentifiable intangible assets
    acquired from ISSI                                             $       --              $  5,437,000
                                                                   ============            ============

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003

(1)      ACCOUNTING POLICIES

         In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results are reflected in the accompanying consolidated financial statements. Reference should be made to iCAD, Inc.'s ("iCAD" or "Company") Annual Report on Form 10-K for the year ended December 31, 2002 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)      LOAN PAYABLE TO RELATED PARTY

         The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. During the second quarter of 2003 the Company borrowed $630,000 pursuant to the Loan Agreement. At June 30, 2003, $830,000 was outstanding under the Loan Agreement and $2,170,000 was available for future borrowings.

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

                                   ICAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003

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

         In patent litigation of this type, each party proposes "constructions" or meanings for disputed terms of the patents-in-suit and the Court "construes" or decides the meaning of the terms in dispute. R2 Technology, Inc. had proposed a set of generally broad definitions to the Court, while the Company proposed more narrow constructions drawn directly, in its view, from the patent specifications and prosecution histories. Following briefing and a hearing, the Court entered an order on April 30, 2003, adopting R2 Technology Inc.'s constructions. The Company believes the constructions adopted by the Court could provide advantages and disadvantages to each party on the issues of infringement and invalidity as the litigation proceeds. A jury trial has been scheduled for October of 2003.

(4)      STOCK-BASED COMPENSATION

         The Company accounts for its stock based compensation plans in accordance with the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and
         Disclosure". Under APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the exercise price of the underlying stock on the date of grant, no compensation cost is recognized.

                                   ICAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003

(4) STOCK-BASED COMPENSATION (continued)

         The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: no dividends paid; expected volatility of 79.7%; risk-free interest rate of 2.34% and 2.91% and expected live of 4 and 5 years. The weighted-average assumptions used for grants in 2002 were: no dividends paid; expected volatility of 78.3%; risk-free interest rate of 2.01%, 3.37% and 4.86% and expected live of 1 to 9 years.

         Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the three and six month periods ended June 30, 2003 and 2002 would have been as follows:

                                                                    Three Months                             Six Months
                                                                       June 30,                                June 30,
                                                            --------------------------------        -------------------------------
                                                                2003               2002                 2003               2002
Net loss  available to
  common stockholders as reported                           $(1,322,056)        $(7,396,421)        $(1,282,003)        $(7,954,048)

Deduct: Total stock-based
employee compensation
determined under fair value
method for all awards, net
of related tax effects                                          (92,780)           (858,401)           (162,403)           (899,173)

Pro forma net loss available to
      common stockholders                                   $(1,414,836)        $(8,254,822)        $(1,444,406)        $(8,853,221)

Basic and diluted loss per share
        As reported                                            $  (.05)          $  (.47)            $  (.05)            $  (.51)
------------------------------------------------------------------------------------------------------------------------------------
        Pro forma                                              $  (.05)          $  (.52)            $  (.05)            $  (.57)
------------------------------------------------------------------------------------------------------------------------------------

  (5)    NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 requires that consideration received in connection with arrangements involving multiple revenue-generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition would be determined separately for each unit of accounting within the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

                                   ICAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003

(5) NEW ACCOUNTING PRONOUNCEMENTS (continued)

         In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that instrument represents an obligation. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "demonstrate", "intend", "expect", "estimate", "anticipate", "likely", "seek", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

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

Early detection of breast cancer saves lives. The Company designs, develops, manufactures and markets CAD imaging technology for mammography applications. Computer-aided detection from iCAD, can detect 23% of breast cancers, an average of 14 months earlier than screening mammography alone. iCAD offers the fastest CAD system available, the only system to look for asymmetries, and the most effective system available to detect breast masses.

Management  believes  that the iCAD system is the only CAD system  designed on a relational database platform, which can improve productivity and reduce operating and capital costs at women's health centers by offering computer-assisted detection as an integrated or integration-ready part of current or anticipated informatics systems, digital imaging resources, and workflows.

The Company recently announced it's new iCAD iQ(TM) CAD system, designed specifically for clinics that perform less than 10 to 15 mammography procedures per day. Shipment of the iQ system is scheduled to begin during the fourth quarter of 2003. The Company believes that the iCAD iQ is a category-defining CAD system, in the sense that it is the first product on the market that will allow lower-volume clinics to provide CAD services to women on a cost-effect basis. The iQ is simple to operate and self-training in nature, has been designed to fit within the limited space requirement of smaller mammography clinics, and will be priced about 30% below currently available CAD systems. Furthermore, the iQ will be available to mammography facilities that cannot afford the outright purchase of a CAD system, through a simple `fee-per-procedure' program that the Company recently announced and branded ClickCAD(TM). Under the ClickCAD program, the Company plans and expects to install iCAD iQ(TM) systems in qualified mammography clinics at little or no up-front capital cost. The clinics will then pay iCAD a fee approximating $6.50 for each CAD procedure performed, an amount that represents less than 35% of the current standard $19.13 Federal reimbursement rate for CAD procedures. The Company believes that this program will allow mammography clinics to improve the health care delivered to women at risk, strengthen their marketing position in attracting and keeping patients concerned about breast cancer, reduce the legal risks associated with failure to detect early-stage cancers, and increase their net revenues.

While the Company expects the impact of iCAD iQ system shipments upon 2003 sales to be modest, it believes that the new product line should contribute to its sales and shipments in future years. In support of this new product, the Company has established an internal field sales support team that has already begun to identify and develop a broad reseller channel for the iCAD iQ. Additionally, this team is working with the Company's distributor, Instrumentarium Imaging, Inc. ("Instrumentarium") to increase sales of its full-featured MammoReader(TM) systems.

The  Company  also   announced   the   addition  of  CAD  product   distribution
relationships in Canada, the United Kingdom, Korea, the Middle East, and Puerto Rico during the second quarter of 2003.

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002 AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Sales. Sales of the Company's CAD and medical imaging products for the three months ended June 30, 2003, totaled $1,337,517, compared with sales of medical imaging products and total sales of $485,686 and $776,600, respectively, in the quarter ended June 30, 2002. This reflects an increase of 175% in medical sales and 72% in total sales when compared with the prior-year period. Sales of graphic arts and photographic products totaled $290,914 in the second quarter of 2002. There were no sales of the Company's graphic arts and photographic products during the second quarter of 2003 due to the exiting from these products lines in fiscal 2002.

Sales of the Company's CAD and medical imaging products for the six months ended June 30, 2003, totaled $3,551,529, compared with sales of medical imaging products and total sales of $911,585 and

$1,552,233, respectively, in the first half of 2002. This reflects an increase of 290% in medical sales and 129% in total sales when compared with the corresponding period of the previous year. Sales of graphic arts and photographic products totaled $640,648 for the six-month period ended June 30, 2002. For reasons noted above, there were no sales of graphic arts and photographic products in the first half of 2003.

In the second quarter 2003, Instrumentarium, which has been the exclusive distributor of the Company's MammoReader(TM) computer aided detection products, received orders for a record 24 MammoReader systems and shipped a record 17 MammoReader systems to hospitals, women's health centers and mammography clinics. iCAD reports that, to date, approximately 70 MammoReader systems have been sold and installed by Instrumentarium. In May 2003 the MammoReader was designated the top-rated CAD system for early breast cancer detection by MD Buyline, an independent evaluator of medical capital equipment.

During the second quarter of 2003, in preparation of iCAD's release of new products and the proposed acquisition of Instrumentarium by General Electric Medical Systems, iCAD converted Instrumentarium from an exclusive, stocking distributor to a non-stocking distributor. With the exception of demonstration units, Instrumentarium's inventory of MammoReader products was substantially depleted in partial fulfillment of new MammoReader purchase orders received by Instrumentarium in the second quarter. This inventory depletion resulted in reduced new product orders from Instrumentarium and overall sales by iCAD during this period. The Company believes the change in its distribution arrangement with Instrumentarium affords iCAD an opportunity to broaden its distribution channels, with a focus on promotion of its new iQ products.

The Company anticipates that the proposed acquisition of Instrumentarium may adversely impact Instrumentarium's performance as a distributor of the Company's products, and may adversely impact the Company's sales during any period of transition to alternative distribution channels and resellers. The Company is currently taking action intended to reduce and manage any such adverse impact, including identification of alternative resellers and distribution channels, establishment of its own direct sales support and outside sales capabilities, independent direct marketing, lead generation and management and increased brand advertising. As Instrumentarium currently provides installation, customer training, support and field service to MammoReader customers, iCAD has also begun to establish its own direct or third party-based capabilities in these areas. In the event that the distribution relationship with Instrumentarium is reduced in scope or terminated in advance of the current August 15, 2004 termination date of its distribution agreement with Instrumentarium, the Company may be required to show a diminished value in the asset value recorded for the Distribution Agreement, and a charge to earnings would result in the period in which such diminished value was determined.

Gross Margins. During the three and six month periods ending June 30, 2003, gross margins improved to 56% and 58%, respectively, compared to (343%) and (160%), for the same periods in 2002, as a result of increasing sales of higher margin CAD products and write-offs of inventory recorded in the quarter ended June 30, 2002. In the second quarter of 2002 the Company incurred a charge to cost of sales consisting of a charge for an inventory reserve and a write-off of prepaid royalty relating to its graphic arts and photographic products in the amount of $2,837,196. If such write-offs are excluded, gross margins for the second quarter of 2003 improved to 56% compared to 22% in the prior-year quarter, while gross margins in the first half of 2003 improved to 58%, compared to 23% for the six month period ended June 30, 2002. The Company expects margins to improve as a result of increasing sales of its MammoReader(TM) systems for the computer assisted detection of breast cancer.

Engineering and Product Development. Engineering and product development costs for the three and six month periods ended June 30, 2003 increased from $337,139 and $526,895, in 2002 to $609,545 and $1,193,798, respectively, in 2003. The increase in engineering and product development costs results primarily from the Company's addition, as a result of its acquisition of ISSI, of a software technology development group to support its CAD products. Additionally, the Company continues its development of its new Fulcrum(TM) medical film digitizer product and its iCAD iQ(TM) CAD product. The Company expects engineering and product development costs to increase for the remainder of 2003 over the comparable period of 2002.

General and Administrative. General and administrative expenses in the three and six month periods ended June 30, 2003 decreased by $2,955,169 and $2,784,292, respectively, from $4,059,232 and $4,284,587 in 2002 to $1,104,063 and
$1,500,295, respectively, in 2003. The decrease in general and administrative expenses resulted primarily from a one-time, $2,800,000 non-cash accounting charge associated with the placement of $2,000,000 in restricted common stock by ISSI immediately prior to the successful acquisition of ISSI by iCAD in June 2002, as well as a reversal of the accrued settlement cost in the amount of $383,000 in connection with the dismissal of the Company as a defendant in the action brought by The Massachusetts Institute of Technology and Electronics for Imaging. Inc.. Excluding the non-cash accounting charge and other expenses recorded in the second quarter of 2002, such as non-recurring severance benefits and other expenses associated with reductions of staff made possible by the merger of ISSI and the Company, a write-off of fixed assets relating to its graphic arts and photographic product lines, an increase in provision for doubtful accounts, general and administrative expenses would have resulted in an increase due primarily from the increase in legal fees related to the ongoing patent infringement litigation with R2 Technology, Inc.. Since the Company's acquisition of Intelligent Systems Software, Inc. in June 2002, iCAD has recorded $1,155,274 in legal and related expenses associated with the R2 litigation. Approximately $612,900 of such legal expenses were recorded during the second quarter of 2003. See Part II, Item 1, Legal Proceedings.

Marketing and Sales Expenses. Marketing and sales expenses for the three months ended June 30, 2003 increased slightly from $287,315 in 2002 to $306,992 in 2003 due primarily to the addition of sales support personnel engaged to develop a broad reseller channel for sale of the Company's new iCAD iQ product. Marketing and sales expenses for the six months ended June 30, 2003 decreased slightly from $554,395 in 2002 to $546,704 for the comparable period in 2003. This decrease is due primarily to the reduction in expenses related to the Company's traditional graphic arts and FotoFunnel lines due to the termination of sales of these products in fiscal 2002. The Company expects marketing and sales expenses to increase over the remainder of 2003 over the comparable period of 2002, as it continues to add staff to develop a more comprehensive internal sales and support capability and increase direct marketing and advertising activities.

Interest Expense. Net interest expense for the three and six month periods ended June 30, 2003 decreased to $9,478 and $17,150, respectively, from $10,077 and $29,229, respectively, in 2002. This decrease is due primarily to a decrease in loan balances and interest rates.

As a result of the foregoing, the Company recorded a net loss of $1,285,144 or $0.05 per share for the three month period ended June 30, 2003 on sales of $1,337,517 compared to a net loss of $7,359,510 or $0.47 per share from the same period in 2002 on sales of $776,600. The loss for the six months ended June 30, 2003 was $1,208,586 or $0.05 per share on sales of $3,551,529 compared with a net loss of $7,880,632 or $0.51 per share on sales of $1,552,233 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $3,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard.

The Company has a "Loan Agreement" with its Chairman, Mr. Robert Howard, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $3,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. During the second quarter of 2003 the Company borrowed $630,000 pursuant to the Loan Agreement. At June 30, 2003, $830,000 was outstanding under the Loan Agreement and $2,170,000 was available for future borrowings.

At June 30, 2003 the Company had current assets of $2,208,280, current liabilities of $3,906,799 and working capital deficit of $1,698,519. The ratio of current assets to current liabilities was 0.6:1

SUBSEQUENT EVENT During the third of quarter 2003 the Company borrowed an additional $600,000 pursuant to the Loan Agreement. At August 1, 2003, $1,430,000 was outstanding under the Loan Agreement and $1,570,000 was available for future borrowings.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 requires that consideration received in connection with arrangements involving multiple revenue-generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition would be determined separately for each unit of accounting within the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that instrument represents an obligation. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material affect on the Company's financial position, results of operations, or cash flows.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                Not applicable.

ITEM 4. CONTROLS AND PROCEDURES
 An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended June 30, 2003. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended June 30, 2003 there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

In patent litigation of this type, each party proposes "constructions" or meanings for disputed terms of the patents-in-suit and the Court "construes" or decides the meaning of the terms in dispute. R2 Technology, Inc. had proposed a set of generally broad definitions to the Court, while the Company proposed more narrow constructions drawn directly, in its view, from the patent specifications and prosecution histories. Following briefing and a hearing, the Court entered an order on April 30, 2003, adopting R2 Technology Inc.'s constructions. The Company believes the constructions adopted by the Court could provide advantages and disadvantages to each party on the issues of infringement and invalidity as the litigation proceeds. A jury trial has been scheduled for October of 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit No.       Description
-----------       -----------

   10.1           Exclusive  License  Agreement  between  Scanis,  Inc.  and the  Registrant  dated April 22, 2003.
                  Portions  of this  document  have been  omitted  and filed  separately  with the  Securities  and
                  Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

   31.1           Certification  of Chief Executive  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of
                  2002.

   31.2           Certification  of Chief  Financial  Officer  pursuant to Section 302 of the  Sarbanes-Oxley  Act of
                  2002.

   32.1           Certification  of Chief Executive  Officer Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                  2002.

   32.2           Certification  of Chief Financial  Officer Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                  2002.

         (b) During the quarter ended June 30, 2003 a Form 8-K was furnished under item 9 and 12, to report the issuance of a press release announcing iCAD's financial results for the quarter ended March 31, 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      iCAD, Inc.
                                      ----------------
                                      (Registrant)

Date:    August 14, 2003              By:    /s/ W. Scott Parr
    ----------------------------         ----------------------------------
                                            W. Scott Parr
                                            Chief Executive Officer,
                                            Director

Date:    August 14, 2003              By:    /s/ Annette L. Heroux
    ----------------------------         ----------------------------------
                                            Annette L. Heroux
                                            Chief Financial Officer, Controller