Form 10-Q
period 2003-09-30
ICAD INC
filed 2003-11-14
CIK 749660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

          (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                         Commission file number 1-9341

                                    ICAD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    02-0377419
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

4 Townsend West, Suite 17, Nashua, NH                    03063
---------------------------------------                ---------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES |X| NO|_|.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|.

      As of the close of business on November 10, 2003 there were 27,415,773 shares outstanding of the issuer's Common Stock, $.01 par value.

                                   ICAD, INC.

                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

  Item 1 Financial Statements

    Consolidated Balance Sheets as of September 30, 2003
     (unaudited) and December 31, 2002                                        4

    Consolidated Statements of Operations for the
     three and nine month periods ended September 30, 2003
     and 2002 (unaudited)                                                     5

    Consolidated Statements of Cash Flows for the nine
     month periods ended September 30, 2003 and 2002 (unaudited)              6

    Notes to Consolidated Financial Statements (unaudited)                 7-10

  Item 2 Management's Discussion and Analysis of
    Financial Condition and Results of Operations                         11-16

  Item 3 Quantitative and Qualitative Disclosures about Market Risk          16

  Item 4 Controls and Procedures                                             16

PART II  OTHER INFORMATION

  Item 1 Legal Proceedings                                                   17

  Item 2 Changes in Securities and Use of Proceeds                        17-18

  Item 4 Submission of Matters to a Vote of Security Holders                 18

  Item 6 Exhibits and Reports on Form 8-K                                    18

 Signatures                                                                  19

                                   ICAD, INC.

                           Consolidated Balance Sheets

                                                                            September 30, 2003     December 31, 2002
                                                                           --------------------   --------------------
                         Assets                                                (unaudited)              (audited)
Current assets:
  Cash and equivalents                                                         $    587,879           $  1,091,029
  Trade accounts receivable, net of allowance for doubtful
    accounts of $89,385 in 2003 and $40,000 in 2002                               1,027,266              1,550,167
  Inventory                                                                         531,402                390,349
  Prepaid and other                                                                 177,713                 85,120
                                                                               ------------           ------------
      Total current assets                                                        2,324,260              3,116,665
                                                                               ------------           ------------

Property and equipment:
  Equipment                                                                         953,722                840,410
  Leasehold improvements                                                             21,250                  8,051
  Furniture and fixtures                                                             35,569                 22,271
                                                                               ------------           ------------
                                                                                  1,010,541                870,732
  Less accumulated depreciation and amortization                                    666,583                579,545
                                                                               ------------           ------------
      Net property and equipment                                                    343,958                291,187
                                                                               ------------           ------------

Other assets:
  Patents                                                                            94,643                     --
  Technology intangible                                                           3,387,125              3,740,553
  Distribution agreement                                                                 --              1,513,228
  Goodwill                                                                       17,415,723             17,415,723
                                                                               ------------           ------------
      Total other assets                                                         20,897,491             22,669,504
                                                                               ------------           ------------

      Total assets                                                             $ 23,565,709           $ 26,077,356
                                                                               ============           ============

          Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                             $  1,765,368           $  2,232,262
  Accrued interest                                                                  262,834                229,078
  Accrued expenses                                                                1,309,821              1,776,824
  Convertible subordinated debentures                                                10,000                 10,000
  Current maturities of notes payable                                                69,048                 65,526
                                                                               ------------           ------------
      Total current liabilities                                                   3,417,071              4,313,690

Loans payable to related party                                                    2,930,000                200,000
Notes payable, less current maturities                                               56,155                108,390
                                                                               ------------           ------------
      Total liabilities                                                           6,403,226              4,622,080
                                                                               ------------           ------------

Stockholders' equity:
  Convertible preferred stock, $.01 par value: authorized 1,000,000 shares;
    issued and outstanding 8,550 in 2003 and 2002, with the aggregated liquidation value of $2,115,000 in 2002 and 2003,
    plus 7% annual dividend                                                              86                     86
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 27,397,899 in 2003
    and 26,418,124 shares in 2002; outstanding
    27,330,023 in 2003 and 26,350,248 shares in 2002                                273,978                264,181
  Additional paid-in capital                                                     88,130,846             85,829,483
  Accumulated deficit                                                           (70,292,163)           (63,688,210)
  Treasury stock, at cost (67,876 shares)                                          (950,264)              (950,264)
                                                                               ------------           ------------
      Total stockholders' equity                                                 17,162,483             21,455,276
                                                                               ------------           ------------

      Total liabilities and stockholders' equity                               $ 23,565,709           $ 26,077,356
                                                                               ============           ============

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                     Three Months                       Nine Months
                                                     September 30,                     September 30,
                                             -----------------------------     -----------------------------
                                                 2003             2002             2003             2002
                                             ------------     ------------     ------------     ------------
Sales                                        $  1,387,100     $  1,286,966     $  4,938,629     $  2,839,199
Cost of Sales                                     731,607          559,079        2,233,775        4,596,838
                                             ------------     ------------     ------------     ------------
Gross Margin                                      655,493          727,887        2,704,854       (1,757,639)
                                             ------------     ------------     ------------     ------------
Operating expenses:
  Engineering and product development             619,762          478,720        1,813,560        1,005,615
  General and administrative                    4,870,119        1,698,084        6,370,414        5,982,671
  Marketing and sales                             530,485          181,739        1,077,189          736,134
                                             ------------     ------------     ------------     ------------
      Total operating expenses                  6,020,366        2,358,543        9,261,163        7,724,420
                                             ------------     ------------     ------------     ------------
Loss from operations                           (5,364,873)      (1,630,656)      (6,556,309)      (9,482,059)

Interest expense - net                             30,494           10,009           47,644           39,238
                                             ------------     ------------     ------------     ------------

Net loss                                     $ (5,395,367)    $ (1,640,665)    $ (6,603,953)    $ (9,521,297)

Preferred dividend                                 37,316           37,316          110,733          110,732
                                             ------------     ------------     ------------     ------------
Net loss available to common shareholders    $ (5,432,683)    $ (1,677,981)    $ (6,714,686)    $ (9,632,029)
                                             ============     ============     ============     ============

Net loss per share
     Basic and diluted                       $      (0.20)    $      (0.06)    $      (0.25)    $      (0.50)

Weighted average number of shares used
  in computing loss per share
     Basic and diluted                         26,858,963       26,141,091       26,531,177       19,134,031

See accompanying notes to consolidated financial statements.

                      ICAD, INC.

         Consolidated Statements of Cash Flows
                      (unaudited)

                                                                                   Nine Months            Nine Months
                                                                                September 30, 2003     September 30, 2002
                                                                                ------------------     ------------------
Cash flows from operating activities:
  Net loss                                                                          $(6,603,953)          $ (9,521,297)
                                                                                    -----------           ------------
  Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation                                                                           87,038                108,934
  Amortization                                                                          428,385                155,455
  Loss on disposal of assets                                                          1,443,628                476,850
  Compensation expense relative to issue of
    stock at merger                                                                          --              2,800,000
  Legal expense relative to issue of stock                                               23,377                     --
  Issuance of common stock for payment of legal settlement                              750,000                     --
 Changes in operating assets and liabilities, net of effects from acquisition of
   ISSI:
    Accounts receivable                                                                 522,901                593,323
    Inventory                                                                          (141,053)             2,298,772
    Prepaid and other                                                                   (92,593)               (16,342)
    Accounts payable                                                                    933,106                200,776
    Accrued expenses                                                                   (543,980)               987,314
                                                                                    -----------           ------------
      Total adjustments                                                               3,410,809              7,605,082
                                                                                    -----------           ------------

      Net cash used for operating activities                                         (3,193,144)            (1,916,215)
                                                                                    -----------           ------------

Cash flows from investing activities:
  Additions to patents, software development and other                                 (100,000)                    --
  Additions to property and equipment                                                  (139,809)               (76,146)
  Acquisition of ISSI, net of cash acquired                                                  --              2,202,040
                                                                                    -----------           ------------
      Net cash provided by (used for) investing activities                             (239,809)             2,125,894
                                                                                    -----------           ------------

Cash flows from financing activities:
  Issuance of common stock for cash                                                     248,516                118,158
  Proceeds from investor                                                                     --                500,000
  Proceeds of convertible note payable to principal
    stockholders                                                                      2,730,000                750,000
  Payment of demand note payable to principal
    stockholders                                                                             --               (500,000)
   Payments of note payable                                                             (48,713)               (45,430)
                                                                                    -----------           ------------
      Net cash provided by financing activities                                       2,929,803                822,728
                                                                                    -----------           ------------

    Increase (decrease) in cash and equivalents                                        (503,150)             1,032,407
    Cash and equivalents, beginning of period                                         1,091,029                495,360
                                                                                    -----------           ------------
    Cash and equivalents, end of period                                             $   587,879           $  1,527,767
                                                                                    ===========           ============

Supplemental disclosure of non-cash items from investing and financing activities:

  Conversion of loan to related party into
     Common Stock                                                                   $        --           $    500,000
                                                                                    ===========           ============

  Issuance of common stock for settlement of liability                              $ 1,400,000           $         --
                                                                                    ===========           ============

  Accrued dividends on convertible preferred stock                                  $   110,733           $    110,732
                                                                                    ===========           ============

  Fair market value of iCAD common stock and common
     stock options issued to acquire capital stock of ISSI                          $        --           $ 27,673,500
                                                                                    ===========           ============

  Net tangible assets of ISSI acquired, excluding cash
    acquired of $2,202,040                                                          $        --           $    406,433
                                                                                    ===========           ============

  Fair market value of indentifiable intangible assets
    acquired from ISSI                                                              $        --           $  5,437,000
                                                                                    ===========           ============

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2003

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

(2)   Loan Payable to Related Party

      The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $4,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% with a minimum of 8%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. During the third quarter of 2003 the Company borrowed $2,100,000 pursuant to the Loan Agreement. At September 30, 2003, $2,930,000 was outstanding under the Loan Agreement and $1,070,000 was available for future borrowings.

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

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2003

(3)   Litigation (continued)

      On June 3, 2002, Intelligent Systems Software, Inc. ("ISSI") was sued in United States District Court for the District of Delaware by R2 Technology, Inc. ("R2") and Shih-Ping Wang. The lawsuit alleged that ISSI's MammoReader device infringed certain patents owned by plaintiff. The complaint requested treble damages, but did not specify the amount of damages sought. The complaint also sought to enjoin ISSI from further infringement. On July 11, 2002, subsequent to the acquisition of ISSI by the Company, the plaintiffs amended their complaint to add the Company and its subsidiary ISSI Acquisition Corp. as additional parties.

      In July 2003, the Company filed suit in the United States District Court for the District of New Hampshire against R2 for infringement of certain patents licensed by Company. The complaint requested treble damages, costs and legal fees, but did not specify the amount of damages sought.

      On September 8, 2003, the Company announced the settlement of all patent infringement litigation with R2. Under the terms of the settlement, both actions were dismissed with prejudice and iCAD was granted a non-exclusive license to the patents named in the suit filed by R2. In connection with the settlement of the suit, iCAD agreed to pay R2 an aggregate of $1,250,000, of which $1,000,000 was paid in September 2003, with $250,000 deferred and payable in equal installments on a quarterly basis through December, 2005. In addition, iCAD issued to R2 shares of iCAD Common Stock valued at $750,000 and has filed a registration statement intended to cover the resale of shares by R2. iCAD also agreed to certain continuing royalties, which are based on the category and configuration of products sold by iCAD. Further, iCAD granted R2 a partial credit against potential future purchases by R2 of iCAD digitizers worth up to $2,500,000 over five years to encourage R2 to purchase film digitizers manufactured by iCAD. This partial credit was meant to provide a significant purchasing advantage to R2, while maintaining a reasonable profit margin and creating additional economies of scale for iCAD. Subsequently, R2 agreed to accept an additional 75,000 share of iCAD Common Stock in satisfaction of any royalties it otherwise would have been entitled to receive under the settlement agreement.

(4)   Exclusive Distribution Agreement

      In the third quarter of 2003, the Company elected to take a one-time write-off of the remaining asset of $1,443,628 attributable to its distribution agreement with Instrumentarium Imaging, Inc. ("Instrumentarium"). This write-off came after assessing the performance of Instrumentarium under the distribution agreement, and in light of the Company's implementation of alternative distribution channels. While Instrumentatium continues to offer the iCAD product line through the fourth quarter of 2003 on a non-exclusive basis, newly established distribution channels are expected by the Company to account for all of the Company's CAD product revenue in the future.

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2003

(5)   Stock-Based Compensation

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

      The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: no dividends paid; expected volatility of 79.4%; risk-free interest rate of 2.91%, 2.34% and 2.63% and expected live of 5 years. The weighted-average assumptions used for grants in 2002 were: no dividends paid; expected volatility of 79%; risk-free interest rate of 2.01%, 4.86% and 3.37% and expected live of 1 to 9 years.

      Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the three and nine month periods ended September 30, 2003 and 2002 would have been as follows:

                                            Three Months                       Nine Months
                                            September 30,                      September 30,
                                     ---------------------------     ----------------------------
                                         2003            2002            2003             2002
Net loss  available to
  common stockholders as reported    $(5,432,683)    $(1,677,981)    $(6,714,686)    $ (9,632,029)

Deduct: Total stock-based
employee compensation
determined under fair value
method for all awards, net
of related tax effects                   (34,084)       (455,916)       (196,487)      (1,355,089)
                                     -----------     -----------     -----------     ------------

Pro forma net loss available to
      common stockholders            $(5,466,767)    $(2,133,897)    $(6,911,173)    $(10,987,118)
                                     ===========     ===========     ===========     ============

Basic and diluted loss per share
        As reported                  $      (.20)    $      (.06)    $      (.25)    $       (.50)
        Pro forma                    $      (.20)    $      (.08)    $      (.26)    $       (.57)

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2003

(6)   New Accounting Pronouncements

      In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material affect on the Company's financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that instrument represents an obligation. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material affect on the Company's financial position, results of operations, or cash flows.

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

Early detection of breast cancer saves lives. The Company designs, develops, manufactures and markets CAD imaging technology for mammography applications. Computer aided detection from iCAD, can detect 23% of breast cancers, an average of 14 months earlier than screening mammography alone. iCAD offers the fastest CAD system available, the only system to look for asymmetries, and the most effective system available to detect breast masses. In May 2003 the Company's MammoReader(TM) was designated the top-rated CAD system for early breast cancer detection by MD Buyline, an independent evaluator of medical capital equipment. The Company's MammoReader product retained a top rating in MD Buyline's November 2003 report.

Management believes that the iCAD system is the only CAD system designed on a relational database platform, which can improve productivity and reduce operating and capital costs at women's health centers by offering computer-assisted detection as an integrated or integration-ready part of current or anticipated informatics systems, digital imaging resources, and workflows. The Company recently received clearance from the U.S. Food and Drug Administration to sell and market it's new iCAD iQ(TM) CAD system, designed specifically for clinics that perform less than 20 mammography procedures per day. Shipment of the iQ system is scheduled to begin during the fourth quarter of 2003. The Company believes that the iCAD iQ is a category-defining CAD system, in the sense that it is the first product on the market that will allow lower-volume clinics to provide CAD services to women on a cost-effect basis. The iQ has been designed to fit within the limited space requirement of smaller mammography clinics, and will be priced about 30% below currently available CAD systems. Furthermore, the iQ may be made available to mammography facilities that cannot afford the outright purchase of a CAD system, through a simple 'fee-per-procedure' program that the Company recently announced and branded ClickCAD(TM). Under the ClickCAD program, the Company plans and expects to install iCAD iQ(TM) systems in qualified mammography clinics at little or no up-front capital cost. The clinics will then pay iCAD a fee approximating $6.50 for each CAD procedure performed, an amount that represents less than 35% of the current standard $19.13 Federal reimbursement rate for CAD procedures. The Company believes that this program will allow mammography clinics to improve the health care delivered to women at risk, strengthen their marketing position in attracting and keeping patients concerned about breast cancer, reduce the legal risks associated with failure to detect early-stage cancers, and increase their net revenues.

While the Company believes the impact of iCAD iQ systems that it expects to ship during 2003 upon 2003 sales will be minimal, it believes that the new product line should contribute to its sales and shipments in future years. In support of this new product, the Company has established an internal field sales support team that has begun to identify and develop new sales channels.

The Company recently announced that it was ending its reliance on Instrumentarium as the sole distributor of the Company's MammoReader products. The Company anticipates that Instrumentarium will no longer sell iCAD's products by December 31, 2003, as the Company focuses on different distribution channels. In October 2003, the Company entered into a distribution agreement with National Imaging Resources (NIR), a leading medical sales and equipment organization, that provides more than thirty NIR member resellers the opportunity to market, sell and support iCAD's computer aided detection products. In November 2003, the Company entered into an additional distribution agreement with Merry X-Ray Corporation, a leading distributor of radiology equipment and products, with 38 Merry X-Ray branch offices in the U.S. The Company is continuing efforts to expand its reseller network which the Company believes will improve sales levels in future periods.

On November 7, 2003, iCAD entered into a two year, dual source purchasing agreement for Computer Aided Detection for Mammography Equipment with the purchasing company for Kaiser Permanente Kaiser Permanente is America's largest not-for-profit health care organization serving 8.1 million members in 9 states and the District of Columbia. The purchasing agreement generally requires the 129 Kaiser Permanente hospitals and facilities in nine states and the District of Columbia that elect to purchase a Computer Aided Detection of breast cancer system to purchase either an iCAD product or a product manufactured by one other vendor. Each facility that elects to purchase a Computer Aided detection of breast cancer system during the contract period will make an independent purchasing decision on the CAD system that best suits its needs and environment.

Quarter Ended September 30, 2003 compared to Quarter Ended September 30, 2002 and Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

Sales. Sales of the Company's CAD and medical imaging products for the three months ended September 30, 2003, totaled $1,387,100, a slight increase compared with sales of medical imaging products of $1,286,966 in the quarter ended September 30, 2002. Sales of the Company's CAD and medical imaging products for the nine months ended September 30, 2003, totaled $4,938,629, compared with sales of medical imaging products and total sales of $2,414,244 and $2,839,199, respectively, in the nine month period ended September 30, 2002. This reflects an increase of 105% in medical sales and 74% in total sales when compared with the prior-year period. Sales of graphic arts and photographic products totaled $424,955 in the nine month period ended September 30, 2002. The Company exited the graphic arts and photographic products business in June 2002, and there were no sales of such products in the nine months ended September 30, 2003.

In the third quarter 2003, Instrumentarium, which had been the exclusive distributor of the Company's MammoReader(TM) computer aided detection products, received orders for 14 MammoReader systems and shipped 15 MammoReader systems to hospitals, women's health centers and mammography clinics. Depleting its own stock of demonstration units, Instrumentarium purchased only four MammoReader units from iCAD during the third quarter. Although the Company's relationship with new resellers was just beginning in the third quarter, more sales were to new resellers during this period than to Instrumentarium. While Instrumentarium continues to offer the iCAD product line through the fourth quarter of 2003, on a non-exclusive basis, the Company anticipates that newly established product distribution channels will account for all of its CAD product revenues in future periods. iCAD reports that, to date, approximately 87 MammoReader systems have been sold and installed by Instrumentarium and by iCAD's new resellers.

Gross Margins. During the three month period ending September 30, 2003, gross margins decreased to 47%, compared to 57% for the same period in 2002, as a result of a high percentage of lower margin digitizer sales during the quarter, and to temporary price promotions aimed at supporting the Company's former exclusive CAD product distributor. For the nine month period ended September 30, 2003, gross margin improved to 55% compared to (62%) for the same period in 2002, as a result of increasing sales of higher margin CAD products and write-offs of inventory recorded in the quarter ended June 30, 2002. In the second quarter of 2002 the Company incurred a charge to cost of sales consisting of a charge for an inventory reserve and a write-off of prepaid royalty relating to its graphic arts and photographic products in the amount of $2,837,196. If such write-offs are excluded, gross margins for the nine month period of 2003 improved to 55%, compared to 38% for the nine month period ended September 30, 2002. The Company expects margins to improve as a result of increasing sales of its higher margin CAD products.

Engineering and Product Development. Engineering and product development costs for the three and nine month periods ended September 30, 2003 increased from $478,720 and $1,005,615, in 2002 to $619,762 and $1,813,560, respectively, in
2003. The increase in engineering and product development costs results primarily from the Company's addition, as a result of its acquisition of ISSI, of a software technology development group to support its CAD products. Additionally, the Company continues its development of its Fulcrum(TM) medical film digitizer product and its iCAD iQ(TM) CAD product. The Company expects engineering and product development costs to increase for the remainder of 2003 over the comparable period of 2002.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2003 increased by $3,172,035, from $1,698,084 in 2002 to $4,870,119 in 2003. The increase resulted from the write-off of $1,443,628 associated with the Instrumentarium exclusive distribution agreement. After assessing the performance of Instrumentarium in the third quarter, and in light of the Company's implementation of alternative distribution channels, the Company elected to take a one-time write-off, thereby eliminating the distribution agreement as a depreciating asset. Additionally, during the third quarter of 2003, the Company accounted for over

$2,702,000 in non-recurring expenses related to the settlement of R2 patent infringement litigation and legal expenses. In the settlement agreement the Company agreed to pay R2 an aggregate of $1,250,000, of which $1,000,000 was paid in September 2003, with $250,000 deferred and payable in equal installments on a quarterly basis through December, 2005. In addition, the Company issued to R2 shares of iCAD Common Stock valued at $750,000. During this period the Company recorded approximately $702,000 in legal and related expenses associated with the R2 litigation. Since the Company's acquisition of ISSI in June 2002, the Company has recorded approximately $1,857,000 in legal and related expenses associated with the R2 litigation.

General and administrative expenses for the nine month period ended September 30, 2003 increased by $387,743, from $5,982,671 in 2002 to $6,370,414 in 2003.
The increase in expenses for the nine month period ended September 30, 2003, related to the write-off of the distribution agreement with Instrumentarium and the R2 settlement, were almost entirely offset by the $2,800,000 non-cash charge associated with the acquisition of ISSI in June 2002, as well as a reversal in the second quarter of 2003, of accrued settlement costs in the amount of $383,000 in connection with the dismissal of the Company as a defendant in the action brought by The Massachusetts Institute of Technology and Electronics for Imaging, Inc. See Part II, Item 1, Legal Proceedings.

Marketing and Sales Expenses. Marketing and sales expenses for the three and nine month periods ended September 30, 2003 increased 192% and 46%, respectively, from $181,739 and $736,134 in 2002 to $530,485 and $1,077,189,
respectively, in 2003. This increase is due primarily to the addition of sales support personnel engaged to develop a broad reseller channel for sale of the Company's CAD products, and advertising, direct mail, consulting, trade show and promotional expenses incurred in the third quarter 2003. The Company expects marketing and sales expenses to increase over the remainder of 2003 over the comparable period of 2002, as it continues to develop a more comprehensive sales and support capability and increase direct marketing and advertising activities. The Company believes that additional marketing and advertising expenditures will be required as additional competitors secure FDA approval and enter the market for computer aided detection of breast cancer solutions.

Interest Expense. Net interest expense for the three and nine month periods ended September 30, 2003 increased to $30,494 and $47,644, respectively, from $10,009 and $39,238, respectively, in 2002. This increase is due primarily to the increase in loan balances.

As a result of the foregoing, the Company recorded a net loss of $5,395,367 or $0.20 per share for the three month period ended September 30, 2003 on sales of $1,387,100 compared to a net loss of $1,640,665 or $0.06 per share for the same period in 2002 on sales of $1,286,966. The loss for the nine months ended September 30, 2003 was $6,603,953 or $0.25 per share on sales of $4,938,629 compared with a net loss of $9,521,297 or $0.50 per share on sales of $2,839,199 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $4,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard.

The Company has a Loan Agreement with its Chairman, Mr. Robert Howard, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $4,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% with a minimum of 8%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. During the third quarter of 2003 the Company borrowed $2,100,000 pursuant to the Loan Agreement. At September 30, 2003, $2,930,000 was outstanding under the Loan Agreement and $1,070,000 was available for future borrowings.

At September 30, 2003 the Company had current assets of $2,324,260, current liabilities of $3,417,071 and working capital deficit of $1,092,811. The ratio of current assets to current liabilities was 0.7:1

Net cash used for operating activities for the nine months ended September 30, 2003 was $3,193,144, compared to $1,916,215 for the same period in 2002. The cash was used to fund the $6,603,953 loss from operations which included $1,000,000 related to the R2 settlement. Investing activities for the 2003 period included the addition of $239,809 for tooling, computer equipment, leasehold improvements and patents. Financing activities in the 2003 period included the borrowing of $2,730,000 pursuant to the Loan Agreement with Mr. Howard.

Subsequent Event

During the fourth of quarter 2003 the Company borrowed an additional $550,000 pursuant to the Loan Agreement with Mr. Howard. At November 10, 2003, $3,480,000 was outstanding under the Loan Agreement and $520,000 was available for future borrowings. Although iCAD believes that Mr. Howard will lend it additional funds beyond the $4 million limit of iCAD's current loan arrangement with him, in the event that iCAD requires additional funds and is unable to obtain the funds from Mr. Howard or elsewhere, it could adversely affect iCAD's operations and financial condition.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material affect on the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that instrument represents an obligation. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material affect on the Company's financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2003. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended September 30, 2003 there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On June 3, 2002, Intelligent Systems Software, Inc. ("ISSI") was sued in United States District Court for the District of Delaware by R2 Technology, Inc. ("R2") and Shih-Ping Wang. The lawsuit alleged that ISSI's MammoReader device infringed certain patents owned by plaintiff. The complaint requested treble damages, but did not specify the amount of damages sought. The complaint also sought to enjoin ISSI from further infringement. On July 11, 2002, subsequent to the acquisition of ISSI by the Company, the plaintiffs amended their complaint to add the Company and its subsidiary ISSI Acquisition Corp. as additional parties.

In July 2003, the Company filed suit in the United States District Court for the District of New Hampshire against R2 for infringement of certain patents licensed by Company. The complaint requested treble damages, costs and legal fees, but did not specify the amount of damages sought.

On September 8, 2003, the Company announced the settlement of all patent infringement litigation with R2. Under the terms of the settlement, both actions were dismissed with prejudice and iCAD was granted a non-exclusive license to the patents named in the suit filed by R2. In connection with the settlement of the suit, iCAD agreed to pay R2 an aggregate of $1,250,000, of which $1,000,000 was paid in September 2003, with $250,000 deferred and payable in equal installments on a quarterly basis through December, 2005. In addition, iCAD issued to R2 shares of iCAD Common Stock valued at $750,000 and has filed a registration statement intended to cover the resale of the shares by R2. iCAD also agreed to certain continuing royalties, which are based on the category and configuration of products sold by iCAD. Further, iCAD granted R2 a partial credit against potential future purchases by R2 of iCAD digitizers worth up to $2,500,000 over five years to encourage R2 to purchase film digitizers manufactured by iCAD. This partial credit was meant to provide a significant purchasing advantage to R2, while maintaining a reasonable profit margin and creating additional economies of scale for iCAD. Subsequently, R2 agreed to accept an additional 75,000 shares of iCAD Common Stock in satifaction of any royalties it otherwise would have been entitled to receive under the settlement agreement.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2003 the Company issued 250,954 shares of its common stock as part of the settlement of its patent infringement litigation with R2. The Company also issued 500,000 shares to its counsel in satisfaction of certain legal and related expenses incurred by the Company in connection with the litigation with R2. The foregoing shares of common stock were issued in private transactions pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

On September 23, 2003, the Company held an Annual Meeting of Stockholders at which the following matters were voted on by the security holders of iCAD, Inc.. The results of the vote are as follows:

1. To elect two Class I directors to hold office until the Annual Meeting of Stockholders to be held in 2006 and until their respective successors have been duly elected and qualified;

Names of Nominees            Number of             Number of         Number
Class I                      Votes For          Votes Withheld       Not Voted
---------                    ---------          --------------       ---------
Brett Smith                  20,501,836            406,953           6,752,159
Kevin Woods                  20,873,159             35,630           6,752,159

2. Approval to adopt an amendment to the provision of the Company's Line of Credit Agreement with the Company's Chairman of the Board, Robert Howard, to amend the interest paid on advances under the agreement to bear interest at a rate equal to 2% above the prime interest rate with a minimum of 8% and to increase the line of credit to $4,000,000 and to extend the term of the agreement, 20,137,940 votes FOR approval, 89,315 votes AGAINST approval, 2,679,659 ABSTENTIONS and 4,754,034 NOT VOTED.

3. Ratification of the appointment of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending December 31, 2003, 22,884,671 votes FOR approval, 2,250 votes AGAINST approval, 17,993 ABSTENTIONS and 4,756,034 NOT VOTED.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) During the quarter ended September 30, 2003 a Form 8-K was furnished under item 9 and 12, to report the issuance of a press release announcing iCAD's financial results for the quarter ended June 30, 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            iCAD, Inc.
                                            (Registrant)


Date: November 14, 2003                     By: /s/ W. Scott Parr
     ------------------------------            ---------------------------------
                                               W. Scott Parr
                                               Chief Executive Officer,
                                               Director


Date: November 14, 2003                     By: /s/ Annette L. Heroux
     ------------------------------            ---------------------------------
                                               Annette L. Heroux
                                               Chief Financial Officer,
                                               Controller