Form 10-K/A
period 2002-12-31
ICAD INC
filed 2003-11-21
CIK 749660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002
                                   -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to
                                        --------------------   ---------------

         Commission file number 1-9341
                               -------


                                   ICAD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 02-0377419
               --------                                 ----------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
         of incorporation or organization)

4 Townsend West, Suite 17, Nashua, New Hampshire                   03063
------------------------------------------------                ----------
( Address of principal executive offices)                       ( Zip Code)

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

As of March 25, 2003, the registrant had 26,350,248 shares of Common Stock outstanding.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.
--------   ---------------------------------------------------

                                                                                          Director
Name                          Age           Position                                       Since
----                          ---           --------                                       ------
Robert Howard#                 79           Chairman of the Board, and Director             1984
W. Scott Parr#                 51           President, Chief Executive Officer
                                            and Director                                    1998
Annette Heroux                 46           Vice President of Finance, Chief Financial
                                            Officer                                            -
James Harlan*                  51           Director                                        2000
Maha Sallam*                   35           Executive Vice President, Director              2002
Brett Smith+                   33           Director                                        2000
Elliot Sussman*                51           Director                                        2002
Kevin Woods+                   36           Vice President of Research and Development
                                            Director                                        2002

----------------------
+ Class I Director,  current term  expires in 2003
* Class II Director,  current term expires in 2004
# Class III Director, current term expires in 2005

The Company's Certificate of Incorporation provides that the Company's Board of Directors is divided into three classes (Class I, Class II and Class III). At each Annual Meeting of Stockholders, directors constituting one class are elected for a three-year term.

Robert Howard, the founder and Chairman of the Board of Directors of the Company, was the inventor of the first impact dot matrix printer. Mr. Howard was Chief Executive Officer of the Company from its establishment in 1984 until December of 1993. He was the founder, and from 1969 to April 1980 he served as President and Chairman of the Board, of Centronics Data Computer Corp. ("Centronics"), a manufacturer of a variety of computer printers. He resigned from Centronics' board of directors in 1983. From April 1980 until 1983, Mr. Howard was principally engaged in the management of his investments. Commencing in mid-1982, Mr. Howard, doing business as R.H. Research, developed the ink jet technology upon which the Company was initially based. Mr. Howard contributed this technology, without compensation, to the Company. Mr. Howard was Chairman of the Board of Presstek, Inc. ("Presstek"), a public company which has developed proprietary imaging and consumables technologies for the printing and graphic arts industries from June 1988 to September 1998 and served as Chairman Emeritus of the Board of Presstek from September 1998 to December 2000.

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

Key Employees
-------------

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

Item 11.  Executive Compensation.
--------  -----------------------

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


                           SUMMARY COMPENSATION TABLE

                                                                                                Securities
                                                                                                Underlying
Name and Principal Position                                        Year        Salary($)         Option(#)
---------------------------                                        ----        ---------         ---------
W. Kip Speyer (1)
Chief Executive Officer......................................      2002         116,874          625,000(2)


W. Scott Parr
President, Chief Executive Officer, Director.................      2002         173,762          125,000
                                                                   2001         145,669            4,000
                                                                   2000         138,357            - 0 -

Richard F. Lehman
Vice President of  Hardware Engineering.   ..................      2002         126,178           15,372
                                                                   2001         114,135            4,000
                                                                   2000         116,986            5,000

William A. Langille
Vice President of Operations.................................      2002         117,479           54,500
                                                                   2001          71,786           83,000

(1) Mr. Speyer served as Chief Executive Officer of iCAD from June 2002 until his resignation in September 2002.

(2) Includes 75,000 options issued by the Company in the merger with ISSI in June 2002, in exchange for ISSI options held by Mr. Speyer.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted by the Company to the Named Persons in 2002.


                               Individual Grants                                             Potential
                         ----------------------------------                                  Realizable Value at
                         Number  of       Percent of                                         Assumed Annual
                         Securities       Total Options                                      Rates of Stock
                         underlying       Granted to        Exercise of                      Price Appreciation
                         Options          Employees         Base Price     Expiration        for Option Term (3)
         Name            Granted(1)       in Fiscal Year(2)    ($/Sh)      Date                 5%($)      10%($)
         ----            ----------       ----------------- ------------   ------------      ---------   ---------
W. Kip Speyer               75,000 (4)                           .80            05/29/2011      37,734      95,625
                           550,000             25%              3.49            06/28/2012   1,207,163   3,059,189

W. Scott Parr               25,000                              1.75            01/16/2012      27,514      69,726
                           100,000              5%              2.69            11/29/2012     169,173     428,717

Richard F. Lehman           15,372              1%              1.55            11/04/2012      14,984      37,973

William A. Langille         20,000                              1.75            01/16/2012      22,011      55,781
                            34,500              2%              1.55            11/04/2012      33,630      85,225

(1) All of the foregoing options vest in installments at various times between January 16, 2002 and June 28, 2005.

(2) The total number of options granted in fiscal 2002 includes 500,000 options of the Company issued in exchange for ISSI options in connection with the merger in June 2002.

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

During fiscal 2002 the Company granted the following ten year options to its board members: an aggregate of 125,000 options exercisable at prices ranging from $1.75 to $2.69 per share to W. Scott Parr, which options were immediately exercisable; 75,000 options exercisable at $1.55 per share to James Harlan, which options vest annually in three equal installments beginning on September 30, 2003; 100,000 options exercisable at $3.49 per share to Maha Sallam, which options were immediately exercisable; 20,000 options exercisable at $1.55 per share to Brett Smith, which options vest annually in three equal installments beginning on September 30, 2003; 45,000 options exercisable at $1.55 per share to Dr. Elliot Sussman, which options vest annually in three equal installments beginning on September 30, 2003; and 155,000 options exercisable at $3.49 per share to Kevin Woods, which options were immediately exercisable.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

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

   Item 12.   Security Ownership of Certain Beneficial Owners and Management.
   --------   ---------------------------------------------------------------


                                                                      Number of Shares
             Name and Address of                   Title                Beneficially                     Percentage
              Beneficial Owner                    of Class             Owned (1) (2)                      of Class
              ----------------                    --------             --------------                     --------
    Robert Howard                              Common                           5,184,863 (3)                      19.7%
          145 East 57th Street
          New York, New York 10022
    Maha Sallam                                Common                           2,346,000 (4)                       8.9%
          4902 Eisenhower Blvd.
          Tampa, FL  33634
    Donald Chapman                             Common                           1,950,706 (5)                       7.2%
          8650 South Ocean Drive               Preferred Series A                   4,600                          64.3%
          Jenson Beach, FL  34957              Preferred Series B                     680                          48.6%
    W. Kip Speyer                              Common                           1,860,000 (6)                       6.9%
          10361 Parkstone Way
          Boca Raton, FL  33498
    Kevin Woods                                Common                           1,557,275 (7)                       5.9%
          4902 Eisenhower Blvd.
          Tampa, FL  33634
    W. Scott Parr                              Common                             636,179 (8)                       2.4%
                                               Preferred Series A                     550                           7.7%
                                               Preferred Series B                      50                           3.6%
    Edgar Ball                                 Preferred Series B                     200                          14.3%
            PO Box 560726
            Rockledge, FL  32956
    Dr. Lawrence Howard                        Preferred Series A                   1,000                          14.0%
            660 Madison Avenue
            New York, NY  10021
    John McCormick                             Preferred Series A                   1,000                          14.0%
            11340 SW Aventine Circus
             Portland, OR  97219
    Dr. Herschel Sklaroff                      Preferred Series B                     100                           7.1%
           1185 Park Avenue
           New York, NY  10128
    John Westerfield                           Preferred Series B                     100                           7.1%
            4522 SW Bimini Circle N.
            Palm City, FL  34990
    James Harlan                               Common                             104,000  (9)                         *
    Brett Smith                                Common                              36,588  (10)                        *
                                               Preferred Series B                      20                           1.4%
    Dr. Elliot Sussman                         Common                               3,000                              *
    Richard Lehman                             Common                              65,628  (11)                        *
    William Langille                           Common                              79,389  (12)                        *
    All current executive officers and         Common                           9,981,222  (3), (4) &              36.3%
     directors as a group (8 persons)                                          (7) through (10)
                                               Preferred Series A                     550                           7.7%
                                               Preferred Series B                      70                           5.0%

    ---------------------------------------------------------------
       * Less than one percent

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

                                                                                          Number of securities
                                                                                        remaining available for
                                 Number of securities to be      Weighted-average        issuance under equity
                                   issued upon exercise of      exercise price of    compensation plans (excluding
                                    outstanding options,       outstanding options,     securities reflected in
                                     warrants and rights       warrants and rights            column (a))
                                 -----------------------------------------------------------------------------------
Plan Category:
Equity compensation plans
approved by security holders:             3,774,748                   $2.04                     771,305
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not              57,000                     $2.56                       -0-
approved by security holders
(1):
--------------------------------------------------------------------------------------------------------------------
Total                                     3,831,748                   $2.05                     771,305
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


Item 13.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

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

In connection with the merger of Howtek, Inc. and ISSI in June 2002, the Company issued 2,000,000 shares of common stock to an entity owned by Mr. Robert Howard in exchange for 1,600,000 shares of ISSI common stock owned by the entity.

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


Item 14.          Controls and Procedures
--------          -----------------------

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

                    10(a)Revolving Loan and Security Agreement,  and Convertible
                         Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 (the "Loan Agreement") [incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1987].

                    10(b)Letter  Agreement  dated June 28,  2002,  amending  the
                         Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987. #

                    10(c)Form of Secured  Demand  Notes  between the  Registrant and Mr. Robert  Howard.  [incorporated  by reference to
                         Exhibit 10(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

                    10(d)Form of Security  Agreements between the Registrant and
                         Mr. Robert Howard [incorporated by reference to Exhibit 10(f) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

                    10(e)Certificate  of  Designation of 7% Series A Convertible
                         Preferred Stock dated December 22, 1999. [incorporated by reference to Exhibit 10(i) to the Registrant's Report on Form 10-K for the year ended December 31, 1999].

                    10(f)Certificate  of  Designation of 7% Series B Convertible
                         Preferred Stock dated October 16, 2000 [incorporated by reference to Exhibit 10(j) to the Registrant's Report on Form 10-K for the year ended December 31, 2000].

                    10(g)Separation  agreement  dated September 24, 2002 between the Registrant and W. Kip Speyer [incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002].*

                    10(h)Separation  agreement  dated September 30, 2002 between the Registrant and Gregory J. Stepic [incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002].*

                    10(i)1993 Stock  Option Plan  [incorporated  by reference to
                         Exhibit  A  to  the  Registrant's  proxy  statement  on
                         Schedule 14-A filed with the Securities and Exchange Commission on August 24, 1999].*

                    10(j)2001 Stock  Option Plan  [incorporated  by reference to
                         Annex A of the Registrant's proxy statement on Schedule 14-A filed with the Securities and Exchange Commission on June 29, 2001].*

                    10(k)2002 Stock  Option Plan  [incorporated  by reference to
                         Annex F to the Registrant's Registration Statement on Form S-4 (File No. 333-86454)].*

                    10(l)Exclusive  Distribution  Agreement between  Intelligent
                         Systems Software, Inc. and Instrumentarium Imaging, Inc., dated August 15, 2001.**#

                    10(m)License   Agreement   between  Scanis,   Inc.  and  the
                         Registrant dated February 18, 2003.**#

                    21   Subsidiaries#

                    23(a) Consent of BDO Seidman, LLP.#

                    31.1 Certification  of Chief Executive  Officer  Pursuant to
                         Rule 13a-14 of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002.


                    31.2 Certification  of Chief Financial  Officer  Pursuant to
                         Rule 13a-14 of the Securities Exchange Act of 1934, implementing Section 302 of the Sarbanes-Oxley Act of 2002.


                    99.1 Certification  of Chief Executive  Officer  pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.#

                    99.2 Certification  of Chief Financial  Officer  pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.#


--------------------
         * Denotes a management compensation plan or arrangement.

         ** Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.


          # previously filed with the Registrant's Form 10-K for the fiscal year ended December 31, 2002.

                  (b) During  the last  quarter  of the  period  covered by this
                      Annual Report on Form 10-K the Company filed no reports on Form 8-K.

                  (c) Exhibits - See (a) iii above.

                  (d) Financial Statement Schedule - See (a) ii above.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ICAD, INC.
Date: November 21, 2003

                                   By: /s/  W. Scott Parr
                                      ----------------------------------------
                                          W. Scott Parr
                                          President, Chief Executive Officer

                                     /s/ Annette Heroux
                                     -----------------------------------------
                                         Chief Financial Officer (Principal
                                         Accounting Officer)