Form 10-K
period 2003-12-31
ICAD INC
filed 2004-03-30
CIK 749660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2003
                                  -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

        Commission file number 1-9341
                               ------

                                   ICAD, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                      02-0377419
          ---------------------------        ------------------
         (State or other jurisdiction       (I.R.S. Employer of
        incorporation or organization)      Identification No.)


4 Townsend West, Suite 17, Nashua, New Hampshire         03063
------------------------------------------------        --------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (603) 882-5200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12 (g) of the Act:

                                 Title of Class
                          ----------------------------
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) YES     NO  X .
                                              ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on June 30, 2003 was $31,858,033.

As of March 18, 2004, the registrant had 33,776,933 shares of Common Stock outstanding.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in this report and in the Company's other filings with the Securities and Exchange Commission. The words "believe", "demonstrate", "intend", "expect", "estimate", "anticipate", "likely", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


                                     PART I


ITEM 1.  BUSINESS.

GENERAL

iCAD(TM), Inc. ("iCAD" or the "Company") was incorporated in 1984 in the State of Delaware, as Howtek, Inc., and has sold and supported over 20,000 high quality, professional graphic arts, photographic and medical imaging systems worldwide. In 2001, iCAD elected to concentrate on its medical imaging and women's health businesses with an objective of expanding this business through increased product offerings. This goal was advanced in June 2002 with the acquisition of Intelligent Systems Software, Inc. ("ISSI"), a software company offering computer aided detection ("CAD") systems for breast cancer. Subsequently, on December 31, 2003, the Company merged with and acquired Qualia Computing, Inc., a privately held company based in Beavercreek Ohio, and its subsidiaries, including CADx Systems, Inc. (together "CADx"), bringing together two of the three companies approved by the US Food and Drug Administration (FDA) to market computer aided detection of breast cancer solutions in the United States.

iCAD develops,  engineers,  manufactures  and markets  computer aided  detection
(CAD) products for the early detection of breast cancer and other health-care related applications. Early detection of breast cancer can save lives and often permits less costly, less invasive and less disfiguring cancer treatment options than when the cancer is detected at a later stage. Computer aided detection from iCAD can detect up to 25% of breast cancers an average of 14 months earlier than screening mammography alone.

iCAD is the only independent, integrated digitizer hardware and CAD software company offering computer aided detection of breast cancer solutions. As such, we are able to reduce costs at each step in the CAD product design, production and assembly process. We believe our vertical integration of CAD and hardware development results in better integration of software and film digitizer components, lower production costs and reduced administrative overhead. These factors have allowed us to progressively enhance our CAD product line, while reducing the costs of our CAD products to many customers and allowing more women to realize the benefits inherent in the early detection of breast cancer.

The Company's CAD systems include proprietary software technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer manufactured by the Company. iCAD also manufactures medical film digitizers for a variety of medical imaging and other applications. The Company manufactures and promotes the Company's film digitizer products to third party customers. The Company believes that iCAD's experience in providing film digitizers and software for medical picture archiving and communications (PACS) and telemedicine applications contributes to the successful integration of the Company's CAD products into networked and digital mammography environments. The Company's headquarters and its production and assembly facilities are located in southern New Hampshire.

MERGER WITH QUALIA AND CADX AND SUBSEQUENT EVENTS

On December 31, 2003, the Company completed the acquisition of CADx. This merger brings together two of the three companies approved by the FDA to market computer aided detection of breast cancer solutions in the United States. To complete the merger, iCAD issued 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 to purchase Qualia shares that were owned by two institutional investors.

Integration of the acquired companies is substantially complete. During the first quarter of 2004 the Company assessed the opportunities to achieve post-merger operating economies, and identified cost-reduction opportunities in light of its distribution and product plans. As a result of this analysis management determined that operating expenses could be substantially reduced without detracting from the Company's ability to increase sales and focus on future products and markets. Cost-reduction actions taken by iCAD in the first quarter of 2004 included the closure of offices in Tampa, Florida and San Rafael, California; reductions in staffing effective March 31, 2004 of 39 of 110 previous full and part-time employees, and the reduction of duplication in marketing, administrative and other activities. As a result of these cost-reduction actions, the Company will report certain non-recurring severance and office closure expenses in the quarter ending March 31, 2004.

Unless otherwise indicated or unless the context requires otherwise, the references to "iCAD", "we", "us", "our" or "combined companies", refer to the combined entities, iCAD, CADx Systems, Inc. and Qualia Computing, Inc., and its subsidiaries and references to "CADx" includes Qualia Computing, Inc. and its subsidiaries.

MARKET AND MARKET SHARE

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

A primary method of detecting breast cancer is through mammography screening. Mammography is a radiographic examination of a breast. The American Cancer Society recommends that women undergo annual mammogram examinations beginning at age 40. Approximately 5 million additional women in the United States will be entering the annual mammography screening category within the next 5 years. A problem in this process, that the Company's CAD products seek to address, is that in routine screening of mammography films an estimated 20% or more (some reports suggest up to 30%) of identifiable breast cancers are missed as a result of radiologist oversight. In general, CAD as an adjunct to mammography screening is now reimbursable in the United States under federal and most third party insurance programs, providing economic support for the acquisition of CAD products by women's health care providers.

In the United States, approximately 9,200 facilities are accredited to provide mammography screening. To date, the Company estimates that approximately 1,500 CAD systems have been sold into this market. Our combined companies account for approximately 340 of these systems, including approximately 240 systems sold during 2003. The Company believes its market share is increasing. During the fourth quarter of 2003, on a combined basis, the Company sold a total of approximately 115 CAD systems, excluding systems sold to new resellers for demonstration purposes and systems sold from the stock of iCAD, Inc.'s previous distributor. The Company believes its sales represented the majority of all computer aided detection of breast cancer systems sold during the fourth quarter of 2003, which would make iCAD, for the first time, the market leader in terms of unit shipments.

The Company believes that the large majority of CAD systems sold to date have been sold to "early adopters", including academic institutions and customers with comparatively higher case volumes, a group that it estimates comprises less than one-third of the overall potential market for its products. The Company's Second Look(R) 200 system (formerly the iCAD iQ(TM) model), introduced in December 2003, is designed to provide a solution for the balance of the market, where lower case volumes require a lower cost, easy to use CAD solution

Full Field Digital Mammography ("FFDM") systems, which eliminate the film used in conventional mammographic X-Rays, are now available from several vendors. These systems are expected to increase as a percentage of the installed base of mammography systems, as more clinics and women's health centers implement more fully digital imaging workflows. CAD technology, including the Company's, is applicable to mammographic images acquired through Digital Mammography systems. To date, the Company has sold 70 CAD solutions for digital mammography through its OEM partners and it believes that iCAD is the current sales leader in this part of the market.

The Company's Howtek(TM) medical digitizer products are used in the Company's CAD systems, and marketed to third parties for use in the computer aided detection market, in teleradiology and in medical image storage and management networks known as Picture Archiving and Communications Systems, or "PACS".

Teleradiology is the practice of digitally transmitting medical x-ray images to another location for analysis, consultation or diagnostic interpretation. The Company's digitizers are used in this process to convert radiographic film to digital form, for transmission, communication or storage.

ICAD COMPUTER AIDED DETECTION TECHNOLOGY AND PRODUCTS

The Company's  computer aided detection  systems  operate by analyzing  multiple features and characteristics of a screening or diagnostic mammogram to recognize, identify and "mark" those combinations of features that may represent cancer. The system then presents the radiologist with a computerized "Second Look", or second opinion, helping to reduce overlooked cancers by 23%-28%. This analysis is accomplished by iCAD's cancer detection software, which encapsulates the knowledge from thousands of mammography cases that were presented during the product's development to "learn" the important distinguishing characteristics of cancerous versus normal tissue.

iCAD's cancer detection software is developed using its proprietary QUALIA INSIGHT(TM) software development platform and technology. The Qualia Insight platform includes tools and programming structures that support and enhance the rapid creation and testing of computer solutions, which learn from and apply existing examples of a condition like breast cancer to support the review and decision of professionals seeking to identify that condition in practical medical applications. The Company believes that use of its Qualia Insight platform offers several key benefits over CAD products currently offered by its competitors, including reduced development time for initial software releases, reduced development time and increased opportunity for continuous product improvements and reduced development time and increased opportunity to apply core computer aided detection technology to CAD for lung and colon cancers and other applications.

iCAD and CADx have been responsible for a range of innovations in CAD products, including:

o the first system offering a clear upgrade path from film-based to digital mammography workflows
o     the first and only CAD system to search for and mark clinical asymmetries
o     the first system to offer printed CAD results
o     the first free-standing, eye-level radiologist review station
o     the ability to choose between soft copy and printed CAD results
o     the first system to offer multiple radiologist viewing stations
o     the first system to support up to twelve films in a patient study
o the first system to report above each image the number of marks made by the CAD system
o the first and only system that provides integration of relational database technologies to ensure patient history tracking and enhance integration with other information systems.

Other innovations incorporated into the Company's CAD products include the first use of bar code labels to improve workflow and reduce errors in case tracking; the first system to use the facility's own barcodes to identify and link to CAD results; the first system to integrate with a Mammography Information System, the first CAD system to offer an HL-7 interface to the medical facility's
information   system;   the  first  CAD  system  supporting  open  architecture,
standardized protocols and accessible data interfaces; the ability to share digitizers between CAD and medical PACS systems; and the first and only dual digitizer CAD system. iCAD also delivered the first digitizer designed for mammography and women's health applications; the first and only support for distributed patient databases, allowing remote scanning and remote access to patient information and test results; the first and only support for remote patient entry; the first bi-directional support for hospital and mammography information systems; the first leveraged operating lease for CAD systems; and the first fully-featured CAD system available at a price under $70,000.

The most recent version of the Company's cancer detection software, SECOND LOOK 6.0, was approved by the FDA in October 2003, with up to 96.2 percent overall cancer detection sensitivity. Specificity, a measure of the number of marks created that do not represent an actual cancer, was as low as 1.6 False Positives (FP) per case. Increasingly, potential purchasers are considering marker rate in their buying decision. The performance of the Company's Second Look 6.0 cancer detection software represents a substantial reduction in markers over its previous cancer detection software, and compares favorably with the marking performance of its competitors. The innovative design of iCAD's software allows it to operate at multiple sensitivity points, providing the Radiologist with a selectable range of detection sensitivity and specificity appropriate to their clinical setting. In certain of iCAD's products, Second Look 6.0 provides the user with a choice of three operating points, one with higher sensitivity, another with lower false marks, and a median selection that optimizes sensitivity and specificity.

Under the leadership of Dr. Steven Rogers, Qualia's founder and iCAD's Chief Scientist, the Company's technologies are also being applied to the early detection of breast cancer using ultrasound; the early detection of lung cancer utilizing low-dose spiral Computed Tomography (CT) and the early detection of colon cancer utilizing CT. With support provided through the FY2004 Defense Appropriations Bill, iCAD has begun collaboration with the Walter Reed Army Medical Center and the Windber Research Institute in Windber, PA, to develop and evaluate 3D CAD technology for breast imaging based on existing CAD and pattern analysis techniques for conventional mammograms. One objective of this research project is to use ultrasound imaging to reduce biopsies which prove to be unnecessary. Research programs in cardiovascular disease applications are also in the planning stages.

The Company has applied for over 46 patents relating to many aspects of CAD, cancer detection and medical digitizer design. To date, the Company has been granted 12 patents, including general method patents it believes relate to a broad portfolio of potential medical applications for CAD.

PRODUCTS

The Company believes that the Second Look brand has the greatest brand equity and recognition of any iCAD brand in the CAD market. For this reason, it has combined its iQ, MammoReader and Second Look products into one "Second Look(R)" branded line of CAD devices. In doing so, the Company believes it has created the broadest and most comprehensive line of CAD products available from any company, and associated it with a single well recognized and appropriate model brand. Case capacity, work flow, user interface, upgradeability, digital extensions and price are among the benefits used to distinguish Second Look models. Primary product descriptions are as follow:

--------------------------------------------------------------------------------------------
iCAD Model(1)                                                                      Suggested
(Previous              Cases/                                                      Retail
Designation)            Day                        Selected Benefits               Price
--------------------------------------------------------------------------------------------
Second Look(R)200      Up to   Our economical solution for lower volume, value       $69,950
(iCAD iQ)               20     oriented customers.
                               o Fully Automatic workflow and processing
                               o Compact, easy to use and easy to maintain.
--------------------------------------------------------------------------------------------
Second Look 400        Up to   Our modular, extensible, network-ready solution for   $99,950
(MammoReader)            80    value-oriented customers.
                               o Network options include immediate HL-7
                                 hospital information system interface;
                                 bi-directional PenRad, MRS and MagView
                                 mammography information system interfaces;
                                 fully compliant DICOM file-save capability
                               o Open platform Hub and spoke CAD architecture
                               o Distributed case entry, case processing and
                                 case reading allows physicians to network
                                 between offices
                               o Multiple case-entry options
                               o Unsorted, continuous film-feed reduces errors
                               o Support for bar-coded workflows for
                                 productivity
                               o Asymmetry included as indicator of potential
                                 cancers
                               o Optional Radiologist review stations available
--------------------------------------------------------------------------------------------

--------
(1) Specific designations subject to change

Second Look 500        Up to   Our clinically advanced solution for customers       $139,950
(Second Look)            80    seeking the best detection performance available,
                               with immediate support for digital mammography.
                               o Immediate availability of Second Look 6.0
                                 cancer detection software for superior clinical
                                 performance
                               o Selectable operating points adjust sensitivity
                                 and marking rate
                               o Immediate, clear and cost effective upgrade
                                 path to support digital mammography
                               o Operator-friendly graphical user interface
                               o Simplified film loading
                               o Use of existing bar code labels provides
                                 patient record continuity
                               o Support for up to 12 films per patient ID
                                 ensures all  films are on one record number
                               o "Stat" case sequencing provides immediate
                                 availability for selected cases
                               o Optional Radiologist review stations
                               o Current accessories include PenRad, MRS and
                                 MagView mammography information system interfaces;
                               o Fully compliant DICOM file-save capability
--------------------------------------------------------------------------------------------
Second Look 402        Up to   Our high case load, uptime assurance                 $149,950
                        300    solution for high-case volume .
                               o  Dual film digitizers increase throughput and
                                  reduce critical downtime.
                               o  Network   options   include   immediate   HL-7
                                  hospital    information    system   interface;
                                  bi-directional   PenRad,   MRS   and   MagView
                                  mammography   information  system  interfaces;
                                  fully compliant DICOM file-save capability
                               o  Support for Digital Mammography planned
                               o  Asymmetry included as indicator of potential
                                  cancers
                               o  Optional Radiologist review stations available
                               o  Support for bar-coded workflows
                               o  Multiple case-entry options
                               o  Unsorted, continuous film-feed reduces errors
                               o  Open platform Hub and spoke CAD supported
                               o  Distributed case entry, case processing and
                                  case reading
--------------------------------------------------------------------------------------------
Second Look Digital    Varies  Our solution for Digital Mammography.                $120,000
                       by      o Integrated computer aided detection for General
                       Digital   Electric Medical Systems Senographe Digital
                       System    Mammography System; available from GE Medical
                                 Systems.
                               o Integrated computer aided detection for Fischer
                                 Imaging Corporation full-field Digital
                                 Mammography System; available from Fischer
                                 Imaging Corporation
                               o Support for  additional  digital  mammography
                                 systems planned.
--------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------

Second Look AD         Up to   Our combined digital and film-based CAD solution.    $330,000
                       150     o Combines benefits of Second Look 500 and Second
                       mixed     Look Digital.
                       film    o Available from OEM as a complete solution and as
                       &         an upgrade to select, existing Second Look
                       digital   solutions.
--------------------------------------------------------------------------------------------
MultiRAD(TM)           N/A     Radiographic film digitizer for                      $14,995 -
Digitizer                      OEM, CAD, Picture Archiving and
                               Communications (PACS) and telemedicine               $19,995
                               applications.
--------------------------------------------------------------------------------------------
Fulcrum(TM)Digitizer      N/A  Radiographic film digitizer for OEM and CAD          $21,995
                               applications.
--------------------------------------------------------------------------------------------


MARKETING & SALES

MARKETING

The Company competes aggressively in three definable divisions of the computer aided detection market. In the high end part of the market, which accounts for most CAD purchases, to date, its Second Look 500 and dual digitizer CAD solutions are marketed on the basis of clinical superiority, productivity and value.  New  product  models are  planned to further  address  the  demands  and requirements of this market. The Company's competitor in this sector, historically the brand and market leader by virtue of a substantially longer period in the market and a substantially greater investment in advertising, marketing, and promotion, has in many cases been selected by a CAD purchaser without considering any alternatives. By coupling broader and more effective product distribution with improved marketing, including effective communication of the message that iCAD now offers more CAD alternatives than any other vendor, the Company believes it can substantially improve its market share in this division.

The Company's first Second Look advertising, supported by complementary trade show participation, began in February 2004. One of the benefits of the merger is that the Company has increased its advertising and marketing efforts, while reducing overall the previous aggregate marketing budgets of the companies. Samples of the Company's advertising can be found on its website at www.icadmed.com. Information in its website is not part of this report.

In the lower case volume division of the CAD market, where price and ease of use are key buying factors, the Company believes it is well positioned with the introduction of its iCAD iQ (now renamed Second Look 200) computer aided detection product. The Company's objective is to secure a leading market share in this newer market area.

iCAD believes that the Second Look 200 is a category-defining CAD system, in the sense that it is the first product on the market that will allow lower-volume clinics to provide CAD services to women on a cost-effective basis. The Second Look 200 is simple to operate and self-training in nature, has been designed to fit within the limited space requirements of smaller mammography clinics, and is priced below currently available CAD systems. Commencing in the second quarter of 2004, the Company expects to undertake targeted advertising and marketing aimed specifically at promotion of Second Look 200 sales.

Furthermore, as early as the second quarter of 2004, the Second Look 200 will be made available to mammography facilities that cannot afford the outright purchase of a CAD system, through a simple `fee-per-procedure' program that the Company has already announced and branded ClickCAD(TM). Under the ClickCAD program, the Company plans and expects to install Second Look 200 systems in qualified mammography clinics at little or no up-front capital cost. The clinics will then pay iCAD a fee approximating $6.50 for each CAD procedure performed, an amount that represents less than 35% of the current standard $19.13 Federal reimbursement rate for CAD procedures. The Company believes that this program will allow mammography clinics to improve the health care delivered to women at risk, strengthen their marketing position in attracting and keeping patients concerned about breast cancer, reduce the legal risks associated with failure to detect early-stage cancers, and increase their net revenues.

The Company has gained current sales leadership in the digital mammography division of the CAD market through an OEM sales relationship with General Electric Medical Systems and a new OEM sales relationship with Fischer Imaging Corporation. The Company's objective in this market sector is to provide exceptional support and service to its OEM customers and their end users, while continuing to expand product offerings and OEM sales channels.

SALES

Effective February 1, 2004, the Company consolidated its full-line sales channels to best promote and support its broad Second Look product line. iCAD Second Look products are now distributed nationally, on a non-exclusive basis, by SourceOne HealthCare Technologies, Inc., and by additional independent resellers, including members of the National Imaging Resellers (NIR) dealer group and Merry X-Ray Corporation. Overall, some 200 field sales personnel are now available to represent and promote iCAD products in the United States.

SourceOne Healthcare Technologies, Inc. is the largest distributor of healthcare imaging equipment, supplies, accessories and services in the United States, and a supplier to all major medical group purchasing organizations, or GPOs. Previously, SourceOne was the primary sales channel for CAD products offered by R2 Technologies, Inc., the Company's competitor. Overall, SourceOne has sold and installed some 400 CAD systems for all of the companies that it has acted as a distributor, representing 25%-35% of all film-based CAD systems sold and installed in the United States, to date.

To effectively support iCAD's expanded field sales presence, the Company has consolidated its field sales teams into nine geographic regions, each with a locally-based Regional Sales Manager responsible for all reseller and OEM sales activities in his or her region.

The Company maintains a National Accounts Sales Manager to work with and support group purchasing activities and accounts, including iCAD's current relationships with Kaiser Permanente, Premier; Healthcare Services of New England; Radiology Partners, Inc.; MAGNET, Inc.; HealthTrust Purchasing; CareCore; and Consorta, Inc.

The Company's Second Look 200 system was introduced to the market in limited quantities at the end of 2003 and will be more broadly available beginning in the second quarter of 2004. Because the Second Look 200 system is designed to meet the needs of a broad population of lower-case-volume clinics, the Company has established a separate category of resellers, including many Merry X-Ray sales offices that will focus exclusively on promotion of the 200 product and its associated ClickCAD marketing program. The Company expects that SourceOne, with its well-developed direct marketing and telemarketing capabilities, will make an effective contribution to the 200 and ClickCAD promotional and sales achievements.

The Company is currently upgrading the Second Look 200 model to include the new Second Look 6.0 cancer detection software, which improves cancer detection and reduces marking of areas that are not cancers. The Company believes this software upgrade is particularly valuable in lower-volume and fee-for-service applications, because the reduced marker rate will make training and use of the Second Look 200 easier. Expanded promotion of the Second Look 200 system and introduction of the ClickCAD fee per procedure program will follow this near-term product upgrade.

During the fourth quarter of 2003, CADx Systems' began distribution of products for digital mammography through General Electric Medical Systems and Fischer Imaging Corporation. The Company expects to continue to market such products through its existing OEM relationships, and iCAD's objective is to secure additional OEM relationships that can contribute to the sales growth in 2004.

COMPETITION

The Company currently faces direct competition from R2 Technology, Inc., which received FDA approval to market its CAD systems for use in mammography screening and diagnostics substantially before iCAD. Historically, R2 has been considered the market leader. As a result of the Company's recent merger with Qualia and its CADx subsidiaries, the Company believes that iCAD now offers the broadest range of CAD solutions available, with performance equivalent or superior to its competitor's. With greatly expanded sales and distribution channels, the Company believes it is increasingly well positioned to compete with R2.

Kodak, Inc. has recently announced that it has received an approvable letter from the FDA that is the precursor to receipt from the FDA of approval for it to market a mammography CAD solution. The Company also expects that other potential manufacturers will receive FDA approval to market competing CAD products in the near future.

RISK FACTORS

THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS INCLUDING THE RISKS SET FORTH BELOW.

THE COMPANY HAS INCURRED SIGNIFICANT LOSSES AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO ACHIEVE PROFITABILITY.

As of December 31, 2003, the Company has incurred losses in excess of $70 million in the aggregate since its inception, including a net loss of approximately $8.5 million during the year ended December 31, 2003. There can be no assurance that the Company will be able to achieve profitability.

THE COMPANY'S MEDICAL DIGITIZER BUSINESS HAS BEEN ADVERSELY AFFECTED BY THE COMPANY'S ACQUISITION AND COMMERCIALIZATION OF A CAD PRODUCT LINE.

Prior to acquisition of a CAD product line, the Company promoted its medical digitizer line to a variety of current and prospective customers offering or seeking to offer their own CAD products. With the acquisition of a CAD product line, the Company has entered into a competitive or potentially competitive position with respect to such current and prospective customers, which has, in some cases, led current and prospective customers to seek alternative suppliers of medical digitizers. The Company's sales and marketing efforts, moreover, have concentrated on CAD products during 2002 and 2003, and the Company has limited development and support of its medical digitizer product channels during this time. There can be no assurance that the Company's sales and marketing efforts will result in increased sales of CAD products or that sales of the Company's medical digitizer products will not continue to decline.

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

THE COMPANY'S PRODUCTS MAY BE RECALLED EVEN AFTER THEY HAVE RECEIVED FDA APPROVAL OR CLEARANCE.

If the safety or efficacy of the Company's products is called into question, the FDA and similar governmental authorities in other countries may require the Company to recall its products. This is true even if a Company product received approval or clearance by the FDA or a similar governmental body. Such a recall could be the result of component failures, manufacturing errors or design defects, including defects in labeling. Such a recall would divert the focus of the Company's management and its financial resources and could materially and adversely affect its reputation with customers.

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

From time to time, the Company may learn of allegations or threats from third parties drawing its attention to their patent rights. There may be patent rights of which the Company is presently unaware. The Company anticipates that the costs associated with its legal defense against claims of patent infringement by a competitor in the CAD industry will have a material and adverse effect on its financial condition during the period of the litigation.

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

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT ITS CURRENT BUSINESS MODEL OR EFFECTIVELY MANAGE ITS GROWTH.

The Company only commenced generating revenue from the sale of its first CAD product in 2002. Sales of the Company's products may not generate sufficient cash to support the Company's future operations. There can be no assurance that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners, if any, or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its development activities, clinical studies and/or regulatory activities or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. No assurance can be given that any future technologies or products that may be developed by the Company will be successfully developed, commercialized or accepted by the marketplace or that sufficient revenues will be realized to support operations or future research and development programs.

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

The Company currently faces direct competition from R2 Technology, Inc., which received FDA approval to market its CAD systems for use in mammography screening and diagnostics substantially before iCAD. The Company expects that as the market for CAD grows, other competitors may seek to introduce CAD products priced even lower than the Company. Customers seeking a low-cost CAD solution may prefer a competitor's lower-priced product to the Company's and may result in pricing cutting by the Company which will reduce its profit margin.

GOVERNMENT REGULATION

The Company is subject to extensive regulation with potentially significant costs for compliance. The iCAD system for computer aided detection of breast cancer is a medical device subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act. The FDA's regulations govern, among other things, product development, product testing, product labeling, product storage, pre-market clearance or approval, advertising and promotion, and sales and distribution. Unanticipated changes in existing regulatory requirements or adoption of new requirements could adversely affect the Company's business, financial condition and results of operations.

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


PATENTS AND LICENSES

The Company has several patents covering its CAD and scanner technologies in the United States and certain foreign countries. These patents help the Company maintain a proprietary position in these markets, but because of the pace of innovation in that market it is difficult to determine the overall importance of these patents to the Company.

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

To date, iCAD has applied for over 44 patents relating to current and future medical applications for iCAD's technology and products. The Company has been granted 14 patents, including a broad set of claims covering the combination computer analysis of mammography data and a human analysis of that same data in breast cancer detection, and extensions of the same concept from mammography to other medical imaging applications.

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

MAJOR CUSTOMERS

During the years ended December 31, 2003 and 2002 the Company had sales of $2,921,535 and $2,631,709, or 45% and 53% of sales, respectively, to Instrumentarium Imaging, Inc. and an accounts receivable balance of $156,003 and $1,190,990, respectively, due from this customer at December 31, 2003 and 2002. The Company did not have any major customers in 2001.

MANUFACTURING, CUSTOMER SUPPORT AND SERVICE

The Company's New Hampshire facility is certified as a medical manufacturing facility by the FDA and complements three experienced contract manufacturing resources (two in New England and one in Colorado) that the Company uses to manufacture and assemble its products. The Company has manufactured complex professional or medical products, directly and through contract, since 1986.

As part of the acquisition of CADx, iCAD will provide an increasing range of customer support resources through its 24-hour on-line web site and a centralized customer help desk, which deals with customer questions and issues, manages return-to-factory service requests, and dispatches and monitors field service operations from 8AM to 8PM EST on business days. The Company has centralized its front-line customer help service in its Ohio office, taking advantage of the existing, sophisticated phone and information systems available there.

ENGINEERING AND PRODUCT DEVELOPMENT

The Company spent $2,384,057, $1,626,001, and $751,467 on research and development activities during the years ended December, 2003, 2002 and 2001, respectively. The research and development expenses for 2003 are primarily attributed to the development of the Company's new Second Look 200 (formerly the iCAD iQ(TM) model), the Company's Fulcrum medical film digitizer and software development to support its CAD products.

EMPLOYEES

On March 1, 2004 the Company had 110 full and part-time employees. As a result of planned cost-reduction measures designed to improve the Company's operating results, implemented during the first quarter of 2004 and taking effect March 31, 2004, the Company expects to have reduced its workforce on such date to 71 full and part-time employees. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.

BACKLOG

The dollar amount of the Company's backlog, and orders believed to be firm, as of December 31, 2003 was approximately $863,000 as compared to approximately $338,000 on the corresponding date in 2002. Approximately $755,000 of the backlog, and orders believed to be firm, is as a result of the merger with CADx.

ENVIRONMENTAL PROTECTION

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.


FINANCIAL GEOGRAPHIC INFORMATION

The Company's sales are made to U.S. distributors, dealers and to foreign distributors of computer and related products. Total export sales were $289,000 or 4% of total sales in 2003, $301,000 or 6% of total sales in 2002 and $944,000 or 20% of total sales in 2001.

The Company's principal concentration of export sales was in Australia, which accounted for 35% of the Company's export sales in 2003 and 2001, with Europe accounting for 26% of the Company's export sales in 2002. The balance of the export sales was into Canada and the Far East.

ITEM 2.  PROPERTIES

The Company's principal executive office is located at 4 Townsend West, Suite 17, Nashua, New Hampshire. The facility consists of approximately 9,000 square feet of manufacturing, research and development and office space and is leased by the Company pursuant to a lease which expires December 31, 2006 at an annual rent of approximately $69,000.

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

In addition, as a result of its acquisition of CADx on December 31, 2003, the Company leases a facility for its software research and development, customer service and administrative offices located at 2689 Commons Blvd, Suite 100, Beavercreek, Ohio. The facility consists of approximately 26,000 square feet of research and development and office space and is leased by the Company pursuant to a lease, which expires December, 2010 at an annual rate of approximately $416,000. Additionally, the Company is required to provide insurance and to pay real estate taxes, utilities, common area maintenance, cleaning and security. The lease amount increases annually throughout the life of the lease. The lease may be renewed for two additional terms of five years each.

If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "ICAD". The following table sets forth the range of high and low sale prices for each quarterly period during 2003 and 2002.

Fiscal year ended                            High         Low
                                             ----         ---
December 31, 2003
-----------------
First Quarter                               $2.490        $1.400
Second Quarter                               2.440         1.630
Third Quarter                                3.300         1.920
Fourth Quarter                               6.610         2.510

Fiscal year ended
December 31, 2002
First Quarter                               $3.500        $1.420
Second Quarter                               3.250         2.010
Third Quarter                                3.170          .950
Fourth Quarter                               2.800         1.030

As of March 18, 2004 there were 348 holders of record of the Company's Common Stock. In addition, the Company believes that there are in excess of 700 holders of the Common Stock whose shares are held in "street name".

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

In connection with the December 31, 2003 acquisition by iCAD, Inc. of Qualia Computing, Inc. and its subsidiaries, including CADx Systems, Inc., iCAD issued to certain of the holders of the common stock, $.00001 par value of Qualia Computing, Inc., an aggregate of 4.3 million shares of iCAD common stock for their outstanding shares of Qualia Computing, Inc. held by them immediately prior to the Merger. The iCAD shares were issued in reliance on the exemptions from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

See Item 7 Liquidity and Capital Resources for certain information regarding sales of the equity securities in a private placement on November 24, 2003, which sales were made pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

See Item 12 for certain information with respect to the Company's equity compensation plans in effect at December 31, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED STATEMENT OF OPERATIONS DATA
                                                                      YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 2003           2002         2001          2000           1999
                                                 ----           ----         ----          ----           ----

Sales                                        $  6,520,306   $ 5,000,184  $  4,835,297   $ 7,793,517  $  6,663,230
Gross margin                                    3,578,643      (161,459)      898,891     1,900,027     1,594,124
Total operating expenses                      (11,662,396)   (9,208,664)   (3,439,557)   (3,595,661)   (3,789,306)
Loss from operations                           (8,083,753)   (9,370,123)   (2,540,666)   (1,695,634)   (2,195,182)
Interest expense - net                           (114,655)      (48,167)      (80,105)     (132,014)   (1,801,646)
Net loss                                       (8,198,408)   (9,418,290)   (2,620,771)   (1,827,648)   (3,996,828)
Net loss available to common stockholders      (8,342,666)   (9,566,340)   (2,775,821)   (2,896,520)   (3,996,828)
Net loss per share                                  (0.31)        (0.46)        (0.20)        (0.22)        (0.32)

Weighted average shares outstanding
     basic and diluted                         26,958,324    20,928,397    13,950,119    13,373,086    12,660,613


SELECTED BALANCE SHEET DATA
                                                                         AS OF DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 2003           2002         2001          2000           1999
                                                 ----           ----         ----          ----           ----

Total current assets                          $11,115,003   $ 3,116,665   $ 3,586,602   $ 5,082,016   $ 4,457,910
Total assets                                   62,662,136    26,077,356     4,161,125     5,945,928     5,696,609
Total current liabilities                       7,705,351     4,313,690     2,003,807     2,143,873     2,019,340
Loans payable to related parties, including
   current portion                              3,630,000       200,000       500,000     1,400,000     1,140,000
Note payable, including current portion         4,608,390       173,916       178,870          --            --
Convertible Subordinated Debentures,
   including current portion                       10,000        10,000        10,000       117,000       117,000
Stockholders' equity                           47,895,630    21,455,276     2,039,557     2,902,055     2,920,269


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

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. On an on-going basis, the Company evaluates its estimates related to the allowance for doubtful accounts, inventory and warranty reserves and the estimated useful lives of its fixed and identifiable intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and may have a material effect on financial information.

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

RESULTS OF OPERATIONS

OVERVIEW

iCAD(TM), Inc. ("iCAD" or the "Company") was incorporated in 1984 in the State of Delaware, as Howtek, Inc., and has sold and supported over 20,000 high quality, professional graphic arts, photographic and medical imaging systems worldwide. In 2001, iCAD elected to concentrate on its medical imaging and women's health businesses with an objective of expanding this business through increased product offerings. This goal was advanced in June 2002 with the acquisition of Intelligent Systems Software, Inc. ("ISSI"), a software company offering computer aided detection ("CAD") systems for breast cancer. Subsequently, on December 31, 2003, the Company merged with and acquired CADx Systems, Inc. and its parent company Qualia Computing, Inc. (together "CADx"), bringing together two of the three companies approved by the US Food and Drug Administration (FDA) to market computer aided detection of breast cancer solutions in the United States.

iCAD develops,  engineers,  manufactures  and markets  computer aided  detection
(CAD) products for the early detection of breast cancer and other health-care related applications. Early detection of breast cancer can save lives and often permits less costly, less invasive and less disfiguring cancer treatment options than when the cancer is detected at a later stage. Computer aided detection from iCAD can detect 25% of breast cancers, an average of 14 months earlier than screening mammography alone.

iCAD is the only independent, integrated digitizer hardware and CAD software company offering computer aided detection solutions. As such, we are able to reduce costs at each step in the CAD product design, production and assembly process. We believe our vertical integration of CAD and hardware development results in better integration of software and film digitizer components, lower production costs and reduced administrative overhead. These factors have allowed us to progressively enhance our CAD product line, while reducing the costs of our CAD products to many customers and allowing more women to realize the benefits inherent in the early detection of breast cancer.

The Company's CAD systems include proprietary software technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer manufactured by the Company. iCAD also manufactures medical film digitizers for a variety of medical imaging and other applications. The Company believes that iCAD's experience in providing film digitizers and software for medical picture archiving and communications (PACS) and telemedicine applications contributes to the successful integration of the Company's CAD products into networked and digital mammography environments. The Company's headquarters and its production and assembly facilities are located in southern New Hampshire.

MERGER WITH QUALIA AND CADX

On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc., a privately held company based in Beavercreek, Ohio, and its subsidiaries, including CADx Systems, Inc. (together "CADx"). This merger brings together two of the three companies approved by the US Food and Drug Administration (FDA) to market computer aided detection of breast cancer solutions in the United States. The Company's objective in the acquisition of CADx was to achieve profitability and support accelerated development of future business and product opportunities in the medical imaging field. Since completion of the merger, iCAD has executed a methodical, step-by-step plan to increase revenues by consolidating sales channels and defining an industry-leading continuum of CAD products. The Company has also taken steps to reduce projected operating costs by approximately $4 million on an annualized basis. For these reasons, the Company does not believe that iCAD's reported results for the fourth quarter or full year 2003 are indicative of the Company's future prospects or financial results. Additional unaudited information on the combined financial performance of the combined companies for 2003 can be found in the Company's current report on form 8-K for the event dated February 24, 2004, which information and form 8-K is not incorporated in, or part of, this annual report.

To complete the merger, iCAD issued 4,300,000 shares of its common stock in exchange for all outstanding shares of Qualia Computing Inc. and CADx Systems, Inc. This represents approximately 13% of the outstanding shares of iCAD common stock after the merger. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 to purchase Qualia shares that were owned by two institutional investors.

SUBSEQUENT REDUCTIONS IN OPERATING EXPENSES

Operating expenses for the combined companies substantially exceeded those of iCAD alone. During the first quarter of 2004 the Company assessed the opportunities to achieve post-merger operating economies, and identified cost-reduction opportunities in light of its distribution and product plans. As a result of this analysis management determined that operating expenses could be substantially reduced without detracting from the Company's ability to increase sales and focus on future products and markets. Cost-reduction actions taken by iCAD in the first quarter of 2004 included the closure of offices in Tampa, Florida and San Rafael, California; reductions in staffing effective March 31, 2004 of 39 of 110 previous full and part-time employees, and the reduction of duplication in marketing, administrative and other activities. As a result of these cost-reduction actions, the Company will report certain non-recurring severance and office closure expenses in the quarter ending March 31, 2004.

During the first quarter of 2004, the Company anticipates operating expenses, excluding non-recurring severance and office closure expenses, of between $4.8 million to $5.1 million. Based on cost reduction measures implemented in the first quarter of 2004, and on current assumptions regarding expected revenues, product and channel mix, the Company anticipates incurring operating expenses of between $3.9 million to $4.2 million for the quarter ending June 30, 2004. Of total projected operating expenses for this period, approximately 36% is expected to represent research, development and engineering expenses, approximately 31% is expected to represent sales and marketing expense (including sales commissions) and approximately 33% is expected to represent administrative and finance expenses. The Company's objective is to maintain operating expenses at relatively constant quarterly dollar levels through the third and fourth quarters of 2004, while achieving reductions in each expense category as a percentage of increasing sales. Actual results will differ.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Sales. Sales of the Company's CAD and medical imaging products for the year ended December 31, 2003 were $6,520,306, compared with sales of medical imaging products and total sales for the year ended December 31, 2002 of $4,288,628 and $5,000,184, respectively. This reflects an increase of 52% in medical sales and 30% in total sales from period to period. Sales increased in 2003 as a result of the addition of the CAD product line through acquisition of ISSI in June 2002. The Company believes that sales will increase in future periods as a result of its merger with CADx and the combination of its iQ, MammoReader and Second Look products into one "Second Look(R)" branded line of CAD devices. In doing so, the Company believes it has created the broadest and most comprehensive line of CAD products available from any company, and associated it with a single well recognized and appropriate model brand.

Additionally, in the first quarter of 2004, the Company consolidated its full-line sales channels as part of its efforts to best promote and support its broad Second Look product line. iCAD Second Look products are now distributed nationally, on a non-exclusive basis, by SourceOne HealthCare Technologies, and by additional independent resellers, including members of the National Imaging Resellers (NIR) dealer group and Merry X-Ray Corporation. Overall, some 200 field sales personnel are now available to represent and promote iCAD products in the United States.

During the first quarter of 2004, multiple changes in sales channels, sales management and organization, product naming, positioning and marketing have been implemented. In connection with the consolidation of sales channels and product lines, the Company has combined iCAD's IQ, MammoReader and Second Look products into one `Second Look(R)'-branded line of CAD solutions. As a result, the Company believes iCAD has created the broadest and most comprehensive line of CAD products available in the industry and associated it with a single, well-recognized and appropriate model brand.

In anticipation of these changes in channels and product positioning, iCAD deferred key elements of its business plan prior to the merger, and this negatively impacted sales during the fourth quarter of 2003. In particular, iCAD suspended the development and training of an independent reseller network and deferred the launch of its lower-priced iCAD iQ product (now the Second Look
200) and its fee-per-service ClickCAD marketing initiative. These actions will also cause first quarter 2004 sales of the merged companies to trail the combined sales of the two companies during the fourth quarter of 2003. However, the Company expects sales growth to resume in the second quarter, and full year 2004 sales should substantially exceed the combined revenues of iCAD and CADx ($16.8 million) in 2003.

Factors that are expected to play a significant role in future sales growth and profitability include the following:

      o Increased promotion and sale of the Company's Second Look 200 system, which offers a CAD solution to lower-case-volume clinics;

      o Expansion of the products promoted by CADx' former distributor to include the full line of iCAD products, including the Second Look 200;
      o Increased sales contributions by independent resellers identified by iCAD prior to the merger, and
      o     Promotion of iCAD's new ClickCAD fee-per-service marketing program.

Gross Margin. Gross margin as a percentage of sales, for the year ended December 31, 2003, improved to 55% compared to (3%) for the same period in 2002, as a result of increasing sales of higher margin CAD products and write-offs of inventory recorded in the quarter ended June 30, 2002. In the second quarter of 2002 the Company incurred a charge to cost of sales consisting of a charge for an inventory reserve relating to its graphic arts and photographic products in the amount of $2,369,539. If such write-offs are excluded, gross margins as a percentage of sales, for the year ended December 31, 2003, improved to 55% compared to 49% for the year ended December 31, 2002.

Although there can be no assurance of its future gross margin rate, the Company expects that future increases in gross margin as a percentage of sales will be achieved as a result of increasing sales of its higher margin CAD products and as production and other economies of scale resulting from the merger are realized. By applying its manufacturing experience and using existing supplier relationships, we expect to reduce component and manufacturing costs associated with the former CADx product line during 2004, with some associated cost savings expected in the manufacturing of previous iCAD products.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2002 increased from $1,626,001 in 2002 to $2,384,057 in 2003. The increase in engineering and product development costs resulted primarily from the Company's addition, as a result of its acquisition of ISSI in June 2002, of the software technology development group to support its CAD products. Additionally, the increase is attributed to the development of the Company's new Second Look 200 (formerly the iCAD iQ(TM) model) and tHe Fulcrum medical film digitizer. With the completion of the merger with CADx on December 31, 2003, the Company expects that engineering and product development costs will increase in absolute terms in 2004 compared to 2003, as the Company invests in new product development. Over the course of 2004, the Company expects engineering and product development costs will decline as a percentage of sales, as sales increase.

Under the leadership of Dr. Steven Rogers, Qualia's founder and iCAD's Chief Scientist, the Company's technologies are also being applied to the early detection of breast cancer using ultrasound; the early detection of lung cancer utilizing low-dose spiral Computed Tomography (CT) and the early detection of colon cancer utilizing CT. With support provided through the FY2004 Defense Appropriations Bill, iCAD has begun collaboration with the Walter Reed Army Medical Center and the Windber Research Institute in Windber, PA, to develop and evaluate 3D CAD technology for breast imaging based on existing CAD and pattern analysis techniques for conventional mammograms. One objective of this research project is to use ultrasound imaging to reduce biopsies which prove to be unnecessary. Research programs in cardiovascular disease applications are also in the planning stages

General and Administrative. General and administrative expenses for the year ended December 31, 2003 increased by $844,645, from $6,595,076 in 2002 to $7,439,721 in 2003. The increase resulted from a write-off of $1,443,628 attributable to its distribution agreement with Instrumentarium Imaging, Inc., ("Instrumentarium"), which it assumed as part of the ISSI acquisition in 2002. This write-off came after assessing the performance of Instrumentarium in the third quarter 2003, and in light of the Company's implementation of alternative distribution channels, the Company elected to take a one-time write-off, thereby eliminating the distribution agreement as a depreciating asset. Additionally, during the third quarter of 2003, the Company accounted for over $2,702,000 in non-recurring expenses related to the settlement of R2 patent infringement litigation and legal expenses. In the settlement agreement with R2 the Company agreed to the following:

o A payment of $1,250,000 by the Company to R2, of which $1,000,000 was paid in September 2003 with the remaining deferred and payable in equal installments on a quarterly basis through December 2005.

o The Company issued to R2 shares of iCAD Common Stock valued at $750,000.

o The Company also agreed to pay R2 certain continuing royalties, which were to be based on the category and configuration of products sold by iCAD. Subsequent to the settlement, R2 agreed to accept an additional 75,000 shares of iCAD Common Stock valued at $466,200 in full satisfaction of any royalties it otherwise would have been entitled to receive under the settlement agreement.

o Further, iCAD granted R2 a partial credit against potential future purchases by R2 of iCAD digitizers worth up to $2,500,000 over five years to encourage R2 to purchase film digitizers manufactured by iCAD. This partial credit was meant to provide a significant purchasing advantage to R2, while maintaining a reasonable profit margin and creating additional economies of scale for iCAD. The Company is not able to estimate the volume of future purchases by R2, if any. Any discount from future purchases will be recognized at the time of sale of products to R2

During 2003 the Company recorded approximately $702,000 in legal and related expenses associated with the R2 litigation. Since the Company's acquisition of ISSI in June 2002, the Company has recorded approximately $1,857,000 in legal and related expenses associated with the R2 litigation. General and Administrative for 2002 included a $2,800,000 non-cash charge associated with the acquisition of ISSI, and accrued settlement costs of $383,000 for an action brought against the Company by The Massachusetts Institute of Technology and Electronics for Imaging, Inc ("MITEI"). Both of these charges were non-recurring in 2003. The action brought by MITEI against the Company was dismissed in the second quarter of 2003 and the accrual of $383,00 was reversed.

Marketing and Sales. Marketing and sales expenses for the year ended December 31, 2003 increased 86% from $987,587 in 2002 to $1,838,618 in 2003. This increase is due primarily to the addition of sales support personnel engaged to develop a broad reseller channel for sale of the Company's CAD products, and advertising, direct mail, consulting, trade show and promotional expenses incurred in the third and fourth quarter of 2003. The Company expects marketing and sales expenses to increase in absolute terms during 2004 over 2003, as it continues to develop a more comprehensive sales and support capability and increase direct marketing and advertising activities. The Company expects marketing and sales expenses to decline as a percentage of sales over this period.

Interest Expense. Net interest for the year ended December 31, 2003 increased 138% from $48,167 in 2002 to $114,655 in 2003. This increase is due primarily to an increase in loan balances.

Profit (Loss). As a result of the foregoing, the Company recorded a net loss of $8,198,408 or $0.31 per share for the year ended December 31, 2003 on sales of $6,520,306 compared to a net loss of $9,418,290 or $0.46 per share in 2002 on sales of $5,000,184.

iCAD will report a net loss in the first quarter of 2004, before new contributions to sales become effective, and before implemented reductions in operating expenses are realized. As the year 2004 progresses, the Company expects sales levels to increase, and operating expenses to be reduced from first quarter 2004 levels.

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

Gross Margin. Gross margin for the year ended December 31, 2002 decreased as a result of the write-offs of inventory relating to graphic arts and photographic products in the amount of $2,369,539. Before the write-offs, gross margin for the year ended December 31, 2002 increased to 49% from 19% in 2001, as a result of reduced production overhead and indirect production expenses and sales of its CAD and medical imaging products which had higher margins than the Company's graphic arts products.

During the first quarter of 2003, iCAD initiated reduced, promotional pricing for group purchasers and existing customers of its distributor, Instrumentarium Imaging, Inc. and for customers of PenRad, Inc., a developer and vendor of mammography information systems. This pricing was intended to help provide the Company with information on the price elasticity of the CAD systems market, and to assist the Company in determining pricing for future products while promoting current sales. These factors were significant in determining how the Company could best exploit its comparative advantage in manufacturing costs. Products sold under this promotional and market analysis program reflected reduced transfer prices and reduced gross margins.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2002 increased from $751,467 in 2001 to $1,626,001 in 2002. The increase in engineering and product development costs resulted primarily from the Company's addition, as a result of its acquisition of ISSI, of a software technology development group to support its CAD products. Additionally, the Company continued its development of its Fulcrum medical film digitizer product and utilization of outside and contract engineering resources.

General and Administrative. General and administrative expenses increased from $1,124,710 in 2001 to $6,595,076 in 2002. The increase in general and administrative expenses resulted primarily from a one-time, $2,800,000 non-cash accounting charge associated with the placement of $2,000,000 in restricted common stock by ISSI immediately prior to the successful acquisition of ISSI by the Company. Pursuant to the acquisition agreement between the two companies, the sale of securities increased working capital and funded the promotion of the MammoReader product. Additional increases in general and administrative expenses in 2002 reflected non-recurring severance benefits and other expenses associated with reductions of staff resulting from the combination of ISSI and Howtek in the amount of $884,000, a write-off of fixed assets, including test equipment and software development costs, relating to the Company's graphic arts and photographic product lines totaling $417,004 and an accrued litigation cost of $383,000 in connection with the complaint filed against the Company by The Massachusetts Institute of Technology and Electronics for Imaging, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $4,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $370,000 was available at December 31, 2003. The Company's current operating and financial projections and plans indicate that current liquidity and capital resources are sufficient to support and sustain operations through 2004. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing. Historically, the Company has secured additional cash through additional extensions of credit by its Chairman, and believes such extensions, if required, are available.

During 2003, the Company used $4,666,558 in cash from operations compared to $2,255,709 in 2002. The cash used in 2003 resulted primarily from the net loss of $8,408,590, offset partially by non-cash stock compensation, loss on disposal of assets, and depreciation and amortization totaling $3,648,565.

During 2003, the Company used $1,468,194 in cash for investing activities compared to cash generated of $2,051,978 in 2002. The majority of the decrease in 2003 related to the cash used in the acquisition of CADx, to purchase Qualia shares owned by two institutional investors totaling $1,550,000. In 2002, the increase in cash related to the net cash acquired through the acquisition of ISSI totaling $2,202,040.

The Company does not anticipate any substantial capital purchases during 2004.

Working capital increased $4,606,677 to $3,409,652 at December 31, 2003 from a deficit of $1,197,025 at December 31, 2002. The ratio of current assets to current liabilities at December 31, 2003 and 2002 was 1.4 and .7, respectively. These increases are due primarily to the private placement to institutional investors and the acquisition of CADx.

On November 24, 2003, the Company sold 1,260,000 shares of its common stock for $5.00 per share in a private placement to institutional investors. The Company also issued to such investors' additional investment rights to purchase up to an additional 315,000 shares of its common stock at $5.00 per share. The net proceeds to the Company for the 1,260,000 shares sold were approximately $5,919,000. A total of 90,000 shares of the Company's common stock were issued in connection with the additional investment rights in 2004. The remaining shares expired unexercised. The net proceeds to the Company for the 90,000 shares sold were approximately $425,000. Ladenburg Thalmann & Co. Inc. served as placement agent for these transactions for which it received compensation in the amount of approximately $404,000 and a five year warrant to purchase 67,200 shares of the Company's Common Stock at $5.00 per share.

On December 31, 2003, the Company completed the acquisition of CADx in exchange for 4,300,000 shares of iCAD's common stock to certain stockholders of Qualia Computing, Inc. Additonally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 to purchase Qualia shares that were owned by two institutional investors.

The following table summarizes, for the periods presented, the Company's future estimated cash payment under existing contractual obligations.


-------------------------------------------------------------------------------------------------
Contractual Obligations         Payments due by period
-------------------------------------------------------------------------------------------------
                                   Total      Less than     1-3 years    3-5 years    More than
                                                1 year                                5 years
-------------------------------------------------------------------------------------------------
Long-Term Debt Obligations      $ 8,238,390   $1,233,390    $7,005,000  $        -   $        -
-------------------------------------------------------------------------------------------------
Lease Obligations               $ 3,503,442   $   520,047   $1,088,577  $  936,106   $  958,712
-------------------------------------------------------------------------------------------------
Total Contractual Obligations   $11,741,832   $1,753,437    $8,093,577  $  936,106   $  958,712
-------------------------------------------------------------------------------------------------


EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64 Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The adoption of SFAS No. 145 did not have any effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This statement superseded EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which will significantly change current practice in the accounting for, and disclosure of, guarantees. FIN No. 45 requires that a guarantor recognize, at the inception of certain types of guarantees, a liability of the obligation undertaken in issuing the guarantee at fair value. The interpretation also requires significant new disclosures in the financial statements of the guarantor about its obligations under certain guarantees. The Company is required to apply the disclosure provisions of FIN No. 45 in its financial statements as of December 31, 2002. The accounting provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 did not have a material effect on the Company's financial statements and it does not expect the accounting provisions of this interpretation to have a material impact on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("FIN No. 46")" which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated, as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any VIEs, therefore the adoption of this interpretation did not have any effect on its results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective June 29, 2003. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               See Financial Statements and Schedule attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2003 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2003.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NAME                     AGE        POSITION                                         SINCE
----                     ---        --------                                         -----

Robert Howard #           80        Chairman of the Board, and Director              1984
W. Scott Parr #           52        President, Chief Executive Officer,
                                    and Director                                     1998
Annette Heroux            47        Vice President of Finance, Chief Financial
                                    Officer                                          1999
James Harlan*             52        Director                                         2000
Brett Smith+              34        Director                                         2000
Maha Sallam*              37        Executive Vice President, Director               2002
Elliot Sussman*           52        Director                                         2002
Steven Rogers+            50        Chief Scientific Officer, Director               2004



+     Class I Director, current term expires in 2006
*     Class II Director, current term expires in 2004
#     Class III Director, current term expires in 2005

The Company's Certificate of Incorporation provides that the Company's Board of Directors is divided into three classes (Class I, Class II and Class III). At each Annual Meeting of stockholders, directors constituting one class are elected for a three-year term.

Mr. Kevin Woods resigned his position as director in March 2004, to permit the Company to elect an additional independent director to the Company's Board of Directors.

Under the terms of the amended and restated plan and agreement of merger, Steven Rogers, Qualia's founder and iCAD's Chief Scientist, was appointed to serve as a member of the Board of Directors of iCAD upon completion of the merger. Mr. Rogers was appointed by the Board of Directors to serve as a Class I director of iCAD, with a term expiring at the 2006 iCAD annual meeting of stockholders. In addition, under the amended and restated plan and agreement of merger, iCAD and Steven Rogers will appoint to iCAD's Board a mutually acceptable individual who qualifies as an "independent director" under NASDAQ's corporate governance rules. The independent director will be nominated to serve as a Class III director of iCAD, with a term expiring at the 2005 iCAD meeting of stockholders.

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

W. Scott Parr joined the Company in January 1998 as President and Chief Executive Officer. He was appointed to the Company's Board of Directors in February 1998. Prior to joining iCAD, Mr. Parr served as Divisional Director and a member of the Board of Directors of SABi International Ventures, Inc. where he was responsible for restructuring and upgrading certain U.S. companies owned by foreign and venture investors. From 1995 to 1997 Mr. Parr was Chief Executive Officer, General Counsel and Director of Allied Logic Corporation, a start-up venture specializing in proprietary molding and manufacturing technologies. From 1990 to 1995 Mr. Parr was General Counsel and a Director of LaserMaster Technologies, Inc.

Annette Heroux joined the Company in October 1987 as Accounting Manager and was named Controller in October 1998 and Vice President of Finance, Chief Financial Officer in July 1999. Prior to joining the company, from 1980 to 1987, Ms. Heroux served as Finance and Administration Manager of Laurier, Inc., a
semiconductor equipment manufacturer, where she was responsible for the financial reporting and administrative functions. From 1978 to 1980 Ms. Heroux was Accounting Manager for Hoodkroft Nursing Center, a skilled nursing facility, where she was responsible for patient insurance and financial records.

James Harlan has been the Executive Vice President and Chief Financial Officer of HNG Storage Company, a natural gas storage, development and operations company since 1998. From 1991 to 1997 Mr. Harlan served as General Manager and Chief Financial Officer of Pacific Resources Group where he was responsible for the planning and financial development of various manufacturing and distribution businesses in Asia. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984.

Brett Smith, the son of Mrs. Kit Howard, the wife of the Company's Chairman, has been the Chairman and Chief Executive Officer of ei3 Corporation, a provider of technology services to manufacturing companies utilizing advanced frame relay and internet technologies. Prior to joining ei3, from 1996 to 1999, Mr. Smith was a member of the restructuring team for Delta V Technologies, a subsidiary of Presstek, where he served as Director of Business Development. From 1995 to 1996 Mr. Smith worked for the Asia Times newspaper start-up team in Hong Kong. He began his career as an analyst, from 1992 to 1994, at Susquehanna Investment Group.

Maha Sallam has been the Executive Vice President for the Company since June 2002. From 1997 until the acquisition of ISSI in June 2002, Dr. Sallam served as Director and Vice President of Regulatory Affairs and Clinical Testing and Secretary of ISSI. She was one of ISSI's founders and has over fourteen years of industry and research experience in image analysis including a doctoral dissertation, conference presentations and several publications on the automated analysis of digital mammograms.

Elliot  Sussman is currently  President  and Chief  Executive  Officer of Lehigh
Valley Hospital and Health Network, a position he has held since 1993. Dr. Sussman is the Leonard Parker Pool Professor of Health Systems Management, Professor of Medicine, and Professor of Health Evaluation Sciences at Pennsylvania State University's College of Medicine. Dr. Sussman served as a Fellow in General Medicine and a Robert Wood Johnson Clinical Scholar at the University of Pennsylvania, and trained as a resident at the Hospital of the University of Pennsylvania.

Steven Rogers is the Company's Chief Scientific Officer. From 1997 until the acquisition of CADx on December 31, 2003, Dr. Rogers served as Chairman of the Board, Chief Executive Officer and President of Qualia, and the President of Qualia Financial Services, LLC since September 2002. Prior to joining Qualia, from 1984 to 1996 Dr. Rogers worked as a Professor of Electrical Engineering at the Air Force Institute of Technology. During his time in the U.S. Air Force designing smart weapons, Dr. Rogers published more than 200 technical papers in the areas of neural networks, pattern recognition, and optical processing and several textbooks including Introduction to Biological and Artificial Neural Networks for Pattern Recognition. Dr. Rogers is a Fellow of the IEEE and SPIE. After leaving the Air Force in 1996, Dr. Rogers served as the Director of Cognitive Systems at the Battelle Memorial Institute. Dr. Rogers left Battelle in 1999 to devote his full attention to Qualia.

The Company has an audit committee of the Board of Directors ("Audit Committee") consisting of Messrs. Harlan, Smith and Sussman. Each member of the Audit Committee is an "independent director" under the rules of the National Association of Securities Dealers, Inc ("NASD") and the Company's Board has determined that James Harlan is the Audit Committee's financial expert under applicable SEC rules and NASD Marketplace Rules.


Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2003, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with, except that: (i) Mr. Howard failed to timely file Form 4s to report additional loans made to the Company pursuant to the Convertible Revolving Promissory Note that is convertible into a total of 543,526 shares of the Company's common stock during the period from April, 2003 through August 1, 2003.

Code of Business Conduct and Ethics

In light of the acquisition of CADx, the Company is in the process of developing a comprehensive Code of Business Conduct and Ethics to cover all of the employees of the combined companies. Copies of the Code of Business Conduct and Ethics, which is expected to be adopted by May 1, 2004, can be obtained, when available, upon written request, addressed to:

iCAD, Inc.
4 Townsend West
Nashua, NH 03063
Attention: Corporate Secretary


ITEM 11.       EXECUTIVE COMPENSATION.

The following table provides information on the compensation provided by the Company during fiscal years 2003, 2002 and 2001 to the persons serving as the Company's Chief Executive Officer during fiscal 2003 and the Company's most highly compensated executive officers serving at the end of the 2003 fiscal year ("the Named Persons"). Included in this list are only those executive officers whose total annual salary and bonus exceeded $100,000 during the 2003 fiscal year.

                                  SUMMARY COMPENSATION TABLE

                                                                                SECURITIES
                                                                                UNDERLYING
        NAME AND PRINCIPAL POSITION                       YEAR      SALARY($)   OPTION(#)
        ---------------------------                       ----      ---------   ----------

        W. Scott Parr
        President, Chief Executive Officer, Director..... 2003       191,600          -0-
                                                          2002       173,762      125,000
                                                          2001       145,669        4,000

        Maha Y. Sallam
        Executive Vice President, Director............... 2003       132,489          -0-
                                                          2002        95,380      156,250

        Annette L. Heroux
        Vice President of Finance,
          Chief Financial Officer                         2003       111,814          -0-
                                                          2002        96,949       65,183
                                                          2001        85,639        3,000


                        OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options granted by the Company to the Named Person in 2003.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the exercise of stock options during the Company's last completed fiscal year by each of the Named Persons and the fiscal year-end value of unexercised options.


                                                         NUMBER OF
                                                         SECURITIES
                                                         UNDERLYING          VALUE OF
                                                         UNEXERCISED         UNEXERCISED
                                                         OPTIONS AT          IN-THE MONEY
                            SHARES                       FY-END (#)          OPTIONS AT
                            ACQUIRED ON    VALUE         EXERCISABLE/        FY-END($) (1)
NAME                        EXERCISE (#)   REALIZED      UNEXERCISABLE       UNEXERCISABLE
---------------------       ------------   --------      ----------------    -------------------
W. Scott Parr (2)                  0             0        531,518 / -0-      2,075,312 / -0-
Maha Y. Sallam (2)                 0             0        156,250 / -0-        431,000 / -0-
Annette L. Heroux (2)         18,400       $89,352       100,645 / 13,455      356,197 / 50,187


(1) Based upon the closing price of the Common Stock on December 31, 2003, of $5.28 per share.
(2) Options granted pursuant to the Company's merger and 1993, 2001 and 2002 Stock Option Plans.

The Company does not have any employment agreements with its executive officers or key employees.

SEPARATION AGREEMENTS WITH FORMER OFFICERS

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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There is no Compensation Committee or other committee of the Company's Board of Directors performing similar functions. The person who performed the equivalent function in 2003 was Robert Howard, Chairman of the Board under the direction of the Board of Directors. W. Scott Parr, Chief Executive Officer and a director, participated in discussions with Mr. Howard during the past completed fiscal year in his capacity as an executive officer in connection with executive officer compensation. During 2003 none of the executive officers of the Company served on the Board of Directors or Compensation Committee of any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the Common Stock, Series A and Series B Convertible Preferred Stock of the Company owned on March 18, 2004, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock (ii) each executive officer named in the Summary Compensation Table, (iii) each director of the Company, and (iv) all current executive officers and directors as a group. The table also provides information regarding beneficial owners of more than 5% of the outstanding shares of the Company's Series A and Series B Convertible Preferred Stock. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 4 Townsend West, Suit 17, Nashua, New Hampshire 03063.

                                                              Number of Shares
  Name and Address of                Title                    Beneficially                   Percentage
   Beneficial Owner                  of Class                 Owned (1) (2)                  of Class
   ----------------                  --------                 ----------------               ----------
Robert Howard                        Common                   6,277,999(3)                     17.9%
      145 East 57th Street
      New York, New York 10022

Maha Sallam                          Common                   2,322,520(4)                      6.8%
      4902 Eisenhower Blvd.
      Tampa, FL  33634

Donald Chapman                       Common                   1,950,706(5)                      5.6%
      8650 South Ocean Drive
      Jenson Beach, FL  34957        Preferred Series A           4,600                        74.8%
                                     Preferred Series B             680                        52.9%

W. Kip Speyer                        Common                   1,818,000(6)                      5.3%
      10361 Parkstone Way
      Boca Raton, FL  33498

Steven Rogers                        Common                   1,000,754                         3.0%
      2689 Commons Blvd.
      Beavercreek, OH  45431

W. Scott Parr                        Common                   661,468(7)                        1.9%
                                     Preferred Series A             550                         8.9%
                                     Preferred Series B              50                         3.9%

Edgar Ball                           Preferred Series B             200                        15.6%
      PO Box 560726
      Rockledge, FL  32956

John McCormick                       Preferred Series A           1,000                        16.3%
      11340 SW Aventine Circus
      Portland, OR  97219

Dr. Herschel Sklaroff                Preferred Series B             100                         7.8%
      1185 Park Avenue
      New York, NY  10128

John Westerfield                     Preferred Series B             100                         7.8%
      4522 SW Bimini Circle N.
      Palm City, FL  34990

James Harlan                         Common                     131,000(8)                        *

Brett Smith                          Common                      47,507(9)                        *
                                     Preferred Series B              20                         1.6%

Dr. Elliot Sussman                   Common                      18,000(10)                       *

Annette Heroux                       Common                    105,645(11)                        *

All current executive officers and   Common                  10,564,893(3),(4), &              29.3%
 directors as a group (8 persons)                                      (7) through (11)
                                     Preferred Series A             550                         8.9%
                                     Preferred Series B              70                         5.4%

---------
* Less than one percent


1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 18, 2004, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner's percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 18, 2004, have been exercised.

2) Unless otherwise noted, the Company believes that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3) Includes options to purchase 10,000 shares of the Company's Common Stock at $1.72 per share. Also, includes 20,000 shares beneficially owned by Mr. Howard's wife.

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

7) Includes 11,000 shares owned by Mr. Parr's wife. Also includes options to purchase 275,268 shares of the Company's Common Stock at $1.13 per share, 125,000 shares at $0.81 per share, 2,250 shares at $1.00 per share, 4,000 shares at $0.95 per share, 25,000 shares at $1.75 per share and 100,000 shares at $2.69 per share, 55,000 shares of Common Stock issuable upon conversion of 550 shares of Series A Convertible Preferred Stock and 25,000 shares of Common Stock issuable upon conversion of 50 shares of Series B Convertible Preferred Stock owned by Mr. Parr.

8) Includes options to purchase 25,000 shares of the Company's Common Stock at $1.75 per share and 25,000 shares at $1.55 per share.

9) Includes options to purchase 25,000 shares of the Company's Common Stock at $3.00 per share and 6,667 shares at $1.55 per share. Also, includes 10,000 shares of Common Stock issuable upon conversion of 20 shares of Series B Convertible Preferred Stock.

10) Includes options to purchase 15,000 shares of the Company's Common Stock at $1.55 per share.

11) Includes options to purchase 6,600 shares of the Company's Common Stock at $0.81 per share, 3,000 shares at $0.95 per share, 23,317 shares at $1.13 per share, 6,728 shares at $1.55 per share, 1,000 shares at $1.72 per share, 35,000 shares at $1.75 per share and 25,000 shares at $2.69 per share.

EQUITY COMPENSATION PLAN

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2003.

                                                                                 Number of securities
                                                                               remaining available for
                              Number of securities to     Weighted-average      issuance under equity
                              be issued upon exercise    exercise price of        compensation plans
                              of outstanding options,   outstanding options,    (excluding securities
                                warrants and rights     warrants and rights    reflected in column (a))
                              -------------------------------------------------------------------------
Plan Category:
-------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders:                             3,688,551                 $2.08                   69,612
-------------------------------------------------------------------------------------------------------
Equity compensation                    124,200                 $4.58                     -0-
plans not approved by
security holders (1):
-------------------------------------------------------------------------------------------------------
Total                                3,812,751                 $2.17                   69,612
-------------------------------------------------------------------------------------------------------

(1) Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders. These options and warrants are five years in duration, expire at various dates between December 31, 2004 and February 28, 2007, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 8 of Notes to the Consolidated Financial Statements for a description of the Company's Stock Option Plans.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $4,000,000. The Loan Agreement expires January 4, 2005, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% with a minimum of 8%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion.

In 2003 the Company borrowed $3,430,000 pursuant to the Loan Agreement. As of December 31, 2003, $3,630,000 was owed by the Company and the Company had $370,000 available for future borrowings under the Loan Agreement.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, the review of the financial statements included in the Company's Forms 10-QSB and consents issued in connection with the Company's filings on Form SB-2 for 2003 and 2002 totaled $71,550 and $61,956, respectively.

AUDIT-RELATED FEES. The aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, for the years ended December 31, 2003 and 2002, and are not disclosed in the paragraph captions "Audit Fees" above, were $46,323 and $50,550, respectively. These charges were in relation to the Company's acquisitions and Form 8-K filing.

TAX FEES. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax compliance, for the years ended December 31, 2003 and 2002, were none and none, respectively. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2003 and 2002, were none and none, respectively.

ALL OTHER FEES. The aggregate fees billed by BDO Seidman, LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the years ended December 31, 2003 and 2002, were none and none, respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2003. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K.

               a) The following documents are filed as part of this Annual Report on Form 10-K:

                      i.     Financial Statements - See Index on page 56.

                      ii.    Financial  Statement  Schedule  - See Index on page
                             56. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

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

                      2(b) Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett.[Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K for the event dated December 31, 2003]

                      3(a) Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on February 24, 1984 [incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097 NY), filed on October 31, 1984]

                      3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 31, 1984 [incorporated by reference to Exhibit 3.1(a) to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984]

                      3(c) Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on August 22, 1984 [incorporated by reference to
                             Exhibit 3.1(b) to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984].

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

                      10(k)  2002 Stock Option Plan  [incorporated  by reference
                             to  Annex  F  to  the   Registrant's   Registration
                             Statement on Form S-4 (File No.
                             333-86454)].*

                      10(l) Exclusive Distribution Agreement between Intelligent Systems Software, Inc. and Instrumentarium Imaging, Inc., dated August 15, 2001 [incorporated by reference to Exhibit 10(l) to the Registrant's Report on Form 10-K for the year ended December
                             31, 2002]. **

                      10(m) License Agreement between Scanis, Inc. and the Registrant dated February 18, 2003. [incorporated by reference to Exhibit 10(m) to the Registrant's Report on Form 10-K for the year ended December 31, 2002].**

                      21     Subsidiaries

                      23     Consent of BDO Seidman, LLP.

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


----------

*   Denotes a management compensation plan or arrangement.

** Portions of these documents were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

(b) During the quarter ended December 31, 2003 the Company filed a Form 8-K under Item 5 to report the November 2003 closing of private placement of its securities to certain institutional investors. The Company also furnished an 8-K under Item 12 to report its earnings for the quarter ended September 30, 2003.

(c)  Exhibits - See (a) iii above.

(d)  Financial Statement Schedule - See (a) ii above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ICAD, INC.
Date: March 30, 2004

                              By: /s/  W. Scott Parr
                                  -----------------------------------------
                                  W. Scott Parr
                                  President, Chief Executive Officer, Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                             Date
---------                       -----                             ----

/s/ Robert Howard               Chairman of the
----------------------          Board, Director                   March 30, 2004
Robert Howard


/s/ W. Scott Parr               President, Chief Executive
----------------------          Officer, Director (Principal
W. Scott Parr                   Executive Officer)                March 30, 2004


/s/ Annette Heroux              Vice President of Finance,
----------------------          Chief Financial Officer
Annette Heroux                  (Principal Accounting Officer)    March 30, 2004


/s/ James Harlan                Director                          March 30, 2004
----------------------
James Harlan


/s/ Maha Sallam                 Director                          March 30, 2004
----------------------
Maha Sallam


/s/ Brett Smith                 Director                          March 30, 2004
----------------------
Brett Smith


/s/ Elliot Sussman              Director                          March 30, 2004
----------------------
Elliot Sussman


/s/ Steven Rogers               Director                          March 30, 2004
----------------------
Steven Rogers

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                            57

Consolidated Balance Sheets
        As of December 31, 2003 and 2002                                      58

Consolidated Statements of Operations
        For the years ended December 31, 2003,
        2002 and 2001                                                         59

Consolidated Statements of  Stockholders' Equity
        For the years ended December 31, 2003,
        2002 and  2001                                                        60

Consolidated Statements of Cash Flows
        For the years ended December 31, 2003,
        2002 and 2001                                                         61

Notes to Consolidated Financial Statements                                 62-89

Schedule II - Valuation and Qualifying
        Accounts and Reserves                                                 90

                                  REPORT OF INDEPENDENT
                               CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
iCAD, Inc.
Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of iCAD, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICAD, INC. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO SEIDMAN, LLP
----------------------
Boston, Massachusetts
February 27, 2004

                           ICAD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,     December 31,
                                                              -------------    -------------
                                                                  2003              2002
                                                              -------------    -------------
                                  Assets
Current assets:
  Cash and equivalents                                        $   5,101,051    $   1,091,029
  Trade accounts receivable, net of allowance for doubtful
accounts of $105,000 in 2003 and $40,000 in 2002                  3,343,296        1,550,167
  Inventory                                                       2,123,642          390,349
  Prepaid and other current assets                                  547,014           85,120
                                                              -------------    -------------
      Total current assets                                       11,115,003        3,116,665
                                                              -------------    -------------

Property and equipment:
  Equipment                                                       1,825,147          840,410
  Leasehold improvements                                             26,489            8,051
  Furniture and fixtures                                            133,562           22,271
                                                              -------------    -------------
                                                                  1,985,198          870,732
  Less accumulated depreciation and amortization                    717,635          579,545
                                                              -------------    -------------
      Net property and equipment                                  1,267,563          291,187
                                                              -------------    -------------
Other assets:
  Patents, net of accumulated amortization                          379,178               --
  Technology intangibles, net of accumulated amortization         5,580,172        3,740,553
  Tradename, Distribution agreements and other,
net of accumulated amortization                                   1,115,000        1,513,228
  Goodwill                                                       43,205,220       17,415,723
                                                              -------------    -------------
      Total other assets                                         50,279,570       22,669,504
                                                              -------------    -------------

      Total assets                                            $  62,662,136    $  26,077,356
                                                              =============    =============

                    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                            $   3,979,488    $   2,232,262
  Accrued interest                                                  333,652          229,078
  Accrued expenses                                                2,204,976        1,776,824
  Convertible subordinated debentures                                10,000           10,000
  Current maturities of notes payable                             1,233,390           65,526
                                                              -------------    -------------
      Total current liabilities                                   7,761,506        4,313,690

Loans payable to related party                                    3,630,000          200,000
Notes payable, less current maturities                            3,375,000          108,390
                                                              -------------    -------------
      Total liabilities                                          14,766,506        4,622,080
                                                              -------------    -------------
Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $ .01 par value: authorized
    1,000,000 shares; issued and outstanding
     7,435 in 2003 and 8,550 in 2002, with the aggregate
     liquidation value of $1,257,500 in 2003 and $1,415,000
 in 2002, plus 7% annual dividend                                        74               86
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 33,704,809 in 2003
    and 26,418,124 shares in 2002; outstanding
    33,636,933 in 2003  and 26,350,248 shares in 2002               337,048          264,181
  Additional paid-in capital                                    120,395,390       85,829,483
  Accumulated deficit                                           (71,886,618)     (63,688,210)
  Treasury stock at cost (67,876 shares)                           (950,264)        (950,264)
                                                              -------------    -------------
      Total Stockholders' equity                                 47,895,630       21,455,276
                                                              -------------    -------------
      Total liabilities and stockholders' equity              $  62,662,136    $  26,077,356
                                                              =============    =============

See accompanying notes to consolidated financial statements.

                           ICAD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         2003            2002            2001
                                                     ------------    ------------    ------------
Sales                                                $  6,520,306    $  5,000,184    $  4,835,297
Cost of sales                                           2,941,663       5,161,643       3,936,406
                                                     ------------    ------------    ------------
Gross margin                                            3,578,643        (161,459)        898,891
                                                     ------------    ------------    ------------
Operating expenses:
  Engineering and product development                   2,384,057       1,626,001         751,467
  General and administrative                            7,439,721       6,595,076       1,124,710
  Marketing and sales                                   1,838,618         987,587       1,563,380
                                                     ------------    ------------    ------------
      Total operating expenses                         11,662,396       9,208,664       3,439,557

                                                     ------------    ------------    ------------
Loss from operations                                   (8,083,753)     (9,370,123)     (2,540,666)

Interest expense - net (includes $102,555, $26,761
   and $114,952, respectively, to related parties)       (114,655)        (48,167)        (80,105)

                                                     ------------    ------------    ------------
Net loss                                               (8,198,408)     (9,418,290)     (2,620,771)

Preferred dividends                                       144,258         148,050         155,050

                                                     ------------    ------------    ------------
Net loss available to common stockholders            $ (8,342,666)   $ (9,566,340)   $ (2,775,821)
                                                     ============    ============    ============

Net loss per share
       Basic and diluted                             $      (0.31)   $      (0.46)   $      (0.20)

Weighted average number of shares used in
  computing loss per share
     Basic and diluted                                 26,958,324      20,928,397      13,950,119

See accompanying notes to consolidated financial statements.

                           ICAD, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                            Preferred Stock                Common Stock
                                       -------------------------    --------------------------     Additional
                                          Number of                   Number of                     Paid-in        Accumulated
                                       Shares Issued   Par Value    Shares Issued   Par Value       Capital          Deficit
                                       -------------   ---------    -------------   ----------   -------------    -------------
Balance at December 31, 2000                  9,550    $      96       13,588,126   $  135,881   $  55,365,491    $ (51,649,149)

Issuance of common stock pursuant
 to incentive stock option plan                  --           --          118,832        1,188         151,071               --

Issuance of common stock relative
 to conversion of loan payable to
 related parties                                 --           --        1,432,910       14,329       1,591,364               --

Issuance of common stock for payment
 of dividends to investors                       --           --          101,965        1,020         154,351               --

Preferred stock dividends                        --           --               --           --        (155,050)              --

Net loss                                         --           --               --           --              --       (2,620,771)
                                         ----------    ---------    -------------   ----------   -------------    -------------
Balance at December 31, 2001                  9,550           96       15,241,833      152,418      57,107,227      (54,269,920)

Issuance of common stock pursuant
 to incentive stock option plan                  --           --          150,454        1,505         159,004               --

Issuance of common stock relative
 to conversion of loan payable to
 related parties                                 --           --          215,517        2,155         497,845               --

Issuance of common stock relative to
  conversion of preferred stock              (1,000)         (10)         100,000        1,000            (990)              --

Issuance of common stock to investor             --           --          250,000        2,500         497,500               --

Issuance of common stock relative to
   merger                                        --           --       10,400,000      104,000      27,569,500               --

Issuance of common stock for payment
 of dividends to investors                       --           --           60,320          603         147,447               --

Preferred stock dividends                        --           --               --           --        (148,050)              --

Net loss                                         --           --               --           --              --       (9,418,290)
                                         ----------    ---------    -------------   ----------   -------------    -------------
Balance at December 31, 2002                  8,550           86       26,418,124      264,181      85,829,483      (63,688,210)

Issuance of common stock pursuant
 to incentive stock option plan                  --           --          616,640        6,166         855,134               --

Issuance of common stock relative
  to payment of accounts payable                 --           --          600,000        6,000       2,015,600               --

Issuance of common stock relative to
  conversion of preferred stock              (1,115)         (11)         157,500        1,575          (1,564)              --

Issuance of common stock in connection
  with legal settlement                          --           --          325,954        3,260       1,212,940               --

Issuance of common stock relative to
   merger                                        --           --        4,300,000       43,000      24,467,000               --

Issuance of common stock relative to
  private offering                               --           --        1,260,000       12,600       5,906,400               --

Issuance of stock options in payment
  for legal services                             --           --               --           --          23,377               --

Compensation expense related to the
  extension of director stock options            --           --               --           --          87,285               --

Issuance of common stock for payment
 of dividends to investors                       --           --           26,591          266         143,992               --

Preferred stock dividends                        --           --               --           --        (144,258)              --

Net loss                                         --           --               --           --              --       (8,198,408)
                                         ----------    ---------    -------------   ----------   -------------    -------------
Balance at December 31, 2003                  7,435    $      74       33,704,809      337,048   $ 120,395,390    $ (71,886,618)
                                         ==========    =========    =============   ==========   =============    =============



                                        Treasury      Stockholders'
                                          Stock          Equity
                                       -----------    -------------
Balance at December 31, 2000           $  (950,264)   $   2,902,055

Issuance of common stock pursuant
 to incentive stock option plan                 --          152,259

Issuance of common stock relative
 to conversion of loan payable to
 related parties                                --        1,605,693

Issuance of common stock for payment
 of dividends to investors                      --          155,371

Preferred stock dividends                       --         (155,050)

Net loss                                        --       (2,620,771)
                                       -----------    -------------
Balance at December 31, 2001              (950,264)       2,039,557

Issuance of common stock pursuant
 to incentive stock option plan                 --          160,509

Issuance of common stock relative
 to conversion of loan payable to
 related parties                                --          500,000

Issuance of common stock relative to
  conversion of preferred stock                 --               --

Issuance of common stock to investor            --          500,000

Issuance of common stock relative to
   merger                                       --       27,673,500

Issuance of common stock for payment
 of dividends to investors                      --          148,050

Preferred stock dividends                       --         (148,050)

Net loss                                        --       (9,418,290)
                                       -----------    -------------
Balance at December 31, 2002              (950,264)      21,455,276

Issuance of common stock pursuant
 to incentive stock option plan                 --          861,300

Issuance of common stock relative
  to payment of accounts payable                --        2,021,600

Issuance of common stock relative to
  conversion of preferred stock                 --               --

Issuance of common stock in connection
  with legal settlement                         --        1,216,200

Issuance of common stock relative to
   merger                                       --       24,510,000

Issuance of common stock relative to
  private offering                              --        5,919,000

Issuance of stock options in payment
  for legal services                            --           23,377

Compensation expense related to the
  extension of director stock options           --           87,285

Issuance of common stock for payment
 of dividends to investors                      --          144,258

Preferred stock dividends                       --         (144,258)

Net loss                                        --       (8,198,408)
                                       -----------    -------------
Balance at December 31, 2003           $  (950,264)   $  47,895,630
                                       ===========    =============

See accompanying notes to consolidated financial statements.

                           ICAD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                               2003            2002            2001
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                                 $ (8,198,408)   $ (9,418,290)   $ (2,620,771)
                                                                           ------------    ------------    ------------
  Adjustments to reconcile net loss to net cash used by
   operating activities:
    Depreciation                                                                138,090         143,809         242,335
    Amortization                                                                529,803         246,072         243,804
    Loss on disposal of assets                                                1,443,628         473,350              --
    Issuance of common stock for payment of legal settlement                  1,216,200              --              --
    Legal expense relative to issue of stock options and warrants                23,377              --              --
    Compensation expense relative to extension of stock options                  87,285              --              --
    Compensation expense relative to issue of stock at merger                        --       2,800,000              --
  Changes in operating assets and liabilities (exclusive of acquisitions):
    Accounts receivable                                                         685,960        (167,262)        391,368
    Inventory                                                                  (275,657)      2,207,149          79,913
    Prepaid and other current assets                                            (52,957)          4,026          74,722
    Accounts payable                                                            360,073         905,624          80,161
    Accrued interest                                                            104,574          25,779         114,045
    Accrued expenses                                                           (728,526)        524,034          17,633
                                                                           ------------    ------------    ------------
      Total adjustments                                                       3,531,850       7,162,581       1,243,981
                                                                           ------------    ------------    ------------

      Net cash used by operating activities                                  (4,666,558)     (2,255,709)     (1,376,790)
                                                                           ------------    ------------    ------------

Cash flows from investing activities:
  Additions to patents, technology and other                                   (264,225)             --        (111,168)
  Additions to property and equipment                                          (100,000)       (150,062)        (85,582)
  Acquisitions, net of cash acquired                                         (1,103,969)      2,202,040              --
                                                                           ------------    ------------    ------------
    Net cash provided (used) by investing activities                         (1,468,194)      2,051,978        (196,750)
                                                                           ------------    ------------    ------------

Cash flows from financing activities:
  Issuance of common stock for cash                                           6,780,300         160,509         152,259
  Proceeds from investor                                                      3,430,000         500,000              --
  Proceeds of convertible note payable to principal stockholder                      --         750,000         480,000
  Proceeds of note payable                                                           --              --         193,492
  Payment of demand note payable to principal stockholder                            --        (550,000)        (80,000)
  Payment of note payable                                                       (65,526)        (61,109)        (14,622)
  Payment of convertible subordinated debentures                                     --              --        (107,000)
                                                                           ------------    ------------    ------------
    Net cash provided by financing activities                                10,144,774         799,400         624,129
                                                                           ------------    ------------    ------------

  Increase (decrease) in cash and equivalents                                 4,010,022         595,669        (949,411)
  Cash and equivalents, beginning of year                                     1,091,029         495,360       1,444,771
                                                                           ------------    ------------    ------------
  Cash and equivalents, end of year                                        $  5,101,051    $  1,091,029    $    495,360
                                                                           ============    ============    ============

Supplemental disclosure of cash flow information:
  Interest paid                                                            $      1,965    $        983    $     10,530
                                                                           ============    ============    ============

Non-cash items from financing activities:
  Conversion of loans and accrued interest payable
    to related parties into Common Stock                                   $         --    $    500,000    $  1,605,693
                                                                           ============    ============    ============
  Conversion of accounts payable into related
     party loan payable                                                    $         --    $         --    $    150,000
                                                                           ============    ============    ============
  Conversion of accounts payable into Common Stock                         $  2,021,600    $         --    $         --
                                                                           ============    ============    ============
  Dividends payable with Common Stock                                      $    144,258    $    148,050    $    155,371
                                                                           ============    ============    ============
  Fair market value of iCAD common stock and common
     stock options issued to acquire capital stock of Qualia & ISSI        $ 24,510,000    $ 27,673,500    $         --
                                                                           ============    ============    ============
  Net tangible assets of Qualia and ISSI acquired, excluding cash
    acquired of $446,031 and $2,202,040, respectively                      $  1,317,092    $    406,433    $         --
                                                                           ============    ============    ============
  Fair market value of identifiable intangible assets
    acquired from Qualia & ISSI, respectively                              $  3,694,000    $  5,437,000    $         --
                                                                           ============    ============    ============

See accompanying notes to consolidated financial statements.

                           ICAD, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (a)  NATURE OF OPERATIONS AND USE OF ESTIMATES

           iCAD, Inc. and its subsidiaries (the "Company") designs, develops, manufactures and markets Computer Aided Detection (CAD) technology for mammography applications and medical film digitizers. The Company considers itself a single reportable business segment. The Company sells its products throughout the world through various distributors, resellers and systems integrators. See Note 10 for geographical and major customer information.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company's estimates and assumptions used in the preparation of the financial statements relate to the Company's products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to inventories, equipment, software development costs and intangible assets.

           (b)  PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that were acquired during 2002 and 2003, Howtek Devices Corporation, ISSI Acquisition, Inc., Qualia Acquisition Corporation, CADx Systems, Inc., CADx Medical Systems Inc., CADx Systems Ltd. and CADx Medical SARL. Any material intercompany transactions and balances have been eliminated in consolidation. In the fourth quarter of 2003 the Howtek Devices Corporation and ISSI Acquisition, Inc., subsidiaries were dissolved and merged into iCAD, Inc.

           (c)   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

           Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

           Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

                           ICAD, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           (d)  INVENTORY

           Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $129,000 and $1,995,000, respectively, for 2003 and raw material and finished goods of approximately $161,000 and $229,000, respectively, for 2002.

           During the quarter ended June 30, 2002, the Company wrote down inventory related to its discontinued graphic arts and photographic product lines to its estimated salvage value of zero. The write down for the year ended December 31, 2002 totaled approximately $2,370,000.

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

           (g)  SOFTWARE DEVELOPMENT COSTS

           Software development costs for application software and application software enhancements were capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86). The Company capitalized $101,875 of internally developed and externally purchased software costs during fiscal 2001. No amounts were capitalized during 2002 and 2003.

           The capitalized software balances were presented net of accumulated amortization. Capitalized software costs were amortized using the straight-line method over their estimated economic lives (36 months). All software developments costs, which related to discontinued product lines, with net book values totaling $170,202, were written off during 2002. As of December 31, 2003 software development costs was zero.

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

           (j)  WARRANTY COSTS

           The Company's products are generally under warranty against defects in material and workmanship from a 90 day to 2 year period, depending on the product. The Company established a Warranty reserve in the amount of $100,000 in 2003. Warranty costs were not material in any prior periods presented.

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

           Intangible assets subject to amortization consists primarily of patents, technology intangibles, trade name and distribution agreements purchased in the acquisition of ISSI in June, 2002 and CADx in December, 2003 (See Note 2). These assets are amortized on a straight-line basis over their estimated useful lives of 2 to 10 years.

           For the years ended December 31,

                                        -------------- ------------ --------------------
                                                                     Weighted Average
                                            2003          2002          Useful Life
                                        -------------- ------------ --------------------
                                        -------------- ------------ --------------------
         Gross carrying amount:
             Patents                       $   389,178       -             5 years
             Technology                    $ 6,160,822   $3,871,000       10 years
             Trade name                    $   248,000       -            10 years
             Distribution agreements       $   867,000   $1,566,000       2-3 years
                                        -------------- ------------
                                        -------------- ------------
         Total intangible assets           $ 7,665,000   $5,437,000

         Accumulated amortization
             Patent                        $    10,000        -
             Technology                    $   580,650   $  130,447
             Trade name                         -             -
             Distribution agreements            -        $   52,772
                                        -------------- ------------
                                        -------------- ------------
         Total Accumulated                $    590,650   $  183,219
         amortization:
                                        -------------- ------------
         Intangible assets, net           $  7,074,350   $5,253,781
                                        ============== ============


           Amortization expense related to intangible assets was $530,000, $246,000 and $244,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Estimated amortization of our intangible assets for the next five fiscal years is as follows including amortization expense related to intangibles from our acquisitions of ISSI in 2002 and CADx in 2003:

                           ICAD, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           (o)  LONG LIVED ASSETS (continued)


              Estimated amortization expense
              For the year ended December 31, 2004               $1,003,000

              For the year ended December 31, 2005                1,003,000

              For the year ended December 31, 2006                  870,000

              For the year ended December 31, 2007                  670,000

              For the year ended December 31, 2008                  645,000

        In the third quarter of 2003, the Company recorded a one-time write-off of $1,443,628 for the remaining asset, net of accumulated amortization, attributable to its distribution agreement with Instrumentarium, which the Company assumed as part of the ISSI acquisition. This write-off came after assessing the performance of Instrumentarium under the distribution agreement, and in light of the Company's implementation of alternative distribution channels. This charge is included in general and administrative expenses.


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

           Goodwill arose in connection with the ISSI acquisition in June 2002 and with CADx at December 31, 2003. See Note 2.

                           ICAD, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           (q)  STOCK-BASED COMPENSATION

           The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

           The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123, "Accounting for
           Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: no dividends paid; expected volatility of 80.8%; risk-free interest rates of 2.91%, 2.34%, 2.63%, 2.60%, 3.06% and 3.34%; and expected lives of 4 to 5 years. The weighted-average assumptions used for grants in 2002 were: no dividends paid; expected volatility of 80.3%; risk-free interest rates of 2.01%, 4.86%, 3.37%, 1.79% and 1.56%; and expected lives of 1 and 9 years. The weighted-average assumptions used for grants in 2001 were: no dividends paid; expected volatility of 75.9%; risk-free interest rates of 4.78% and 3.87%; and expected lives of 1 to 4 years.

           Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

                                        2003            2002            2001
                                   ------------    ------------    ------------
    Net loss available to common
       stockholders as reported    $ (8,342,666)   $ (9,566,340)   $ (2,775,821)

    Add: Stock-based employee
    compensation expense
    included in reported net
    income                                   --              --              --

    Deduct: Total stock-based
    employee compensation
    determined under fair value
    method for all awards              (204,455)     (1,820,855)       (142,210)
                                   ------------    ------------    ------------
           Pro forma net loss      $ (8,547,121)   $(11,387,195)   $ (2,918,031)
                                   ============    ============    ============

    Basic and diluted loss per share
           As reported                    $(.31)          $(.46)          $(.20)
           Pro forma                      $(.32)          $(.54)          $(.21)

                           ICAD, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           (r) ADVERTISING

           The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $250,000, $125,000 and $151,000, respectively.

           (s) RECENTLY ISSUED ACCOUNTING STANDARDS

           In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64 Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The adoption of SFAS No. 145 did not have any effect on the Company's financial statements.

           In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This statement superseded EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial statements.

           In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue

                           ICAD, INC. AND SUBSIDIARIES

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           (s)   RECENTLY ISSUED ACCOUNTING STANDARDS  (continued)

           arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Company's financial position, results of operations or cash flows.

           In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which will significantly change current practice in the accounting for, and disclosure of, guarantees. FIN No. 45 requires that a guarantor recognize, at the inception of certain types of guarantees, a liability of the obligation undertaken in issuing the guarantee at fair value. The interpretation also requires significant new disclosures in the financial statements of the guarantor about its obligations under certain guarantees. The Company is required to apply the disclosure provisions of FIN No. 45 in its financial statements as of December 31, 2002. The accounting provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 did not have a material effect on the Company's financial statements and it does not expect the accounting provisions of this interpretation to have a material impact on its financial statements.

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("FIN No. 46")" which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated, as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any VIEs, therefore the adoption of this interpretation did not have any effect on its results of operations or financial condition.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective June 29, 2003. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition.

                           ICAD, INC. AND SUBSIDIARIES

(2)        ACQUISITIONS

           (a)  ACQUISITION OF CADx

           On December 31, 2003, the Company completed the acquisition of CADx. This merger brings together two of the three companies approved by the FDA to market computer aided detection of breast cancer solutions in the United States. To complete the merger, iCAD issued a total of 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company's Common Stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 to purchase Qualia shares that were owned by two institutional investors. The acquisition was accounted for as a purchase on December 31, 2003, and accordingly, the operations of CADx are not included in the consolidated financial statements but will commence on January 1, 2004. The purchase price has been allocated to net assets acquired based upon an appraisal of their fair values, but the allocation is subject to further adjustment.

           The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

                     Current assets                       $ 4,791,693
                     Property and equipment                   850,241
                     Identifiable intangible assets         3,694,000
                     Goodwill                              25,789,497
                     Current liabilities                   (3,878,811)
                                                          -----------
                     Purchase price                       $31,246,620
                                                          ===========

           The goodwill of $25,789,497 is not expected to be deductible for income tax purposes.

           The unaudited proforma operating results for the Company, assuming the acquisition of CADx occurred as of January 1, 2003, are as follows:

           Years ended December 31,                   2003
           ---------------------------------------------------------------------
           Sales                                 $  16,219,443
           Loss from operations                  $( 14,553,691)
           Net loss                              $(15,087,642)
           Net loss per share:
             Basic and diluted                         $(0.57)

                           ICAD, INC. AND SUBSIDIARIES

(2) ACQUISITIONS (continued)


           (b)  ACQUISITION OF ISSI

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
                                                        ===========

            The goodwill of $17,415,723 is not deductible for income tax purposes.

                           ICAD, INC. AND SUBSIDIARIES

(2) ACQUISITIONS (continued)

           (b) ACQUISITION OF ISSI (continued)

           The unaudited proforma operating results for the Company, assuming the acquisition of ISSI occurred as of January 1, 2002, are as follows:

                     Year ended December 31,                2002
                     ------------------------------------------------
                     Sales                              $  6,246,432
                     Loss from operations               $ (9,991,795)
                     Net loss                           $(10,039,962)
                     Net loss per share:
                          Basic and diluted                   $(0.39)

(3)        RESTRUCTURING CHARGES

           (a)  DISCONTINUED PRODUCT LINES

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

           During the fourth quarter of 2002, the Company concluded the licensing and divestiture of the discontinued product lines. The license agreement provided for the sale of all tangible and intangible assets related to the product lines. Total consideration of $188,117 was paid through the assumption of certain liabilities of the Company and is included in the cost of sales in the accompanying consolidated statements of operations for the year ended December 31, 2002. In accordance with the licensing agreement any sales by the licensee will result in royalty revenue to the Company. Royalty revenues are earned as a flat fee for each unit sold by the licensee. No royalty revenue was received in 2003.

                           ICAD, INC. AND SUBSIDIARIES

(3) RESTRUCTURING CHARGES (continued)

           (b) CLOSURE OF BOCA RATON OFFICE

           During the third quarter of 2002, the Company's first quarter of combined operations, iCAD's management and directors evaluated the Company's organization and operations to identify and eliminate redundancies and inefficiencies created through the merger of Howtek and ISSI. As a consequence, the Company negotiated the resignations of three members of senior management, and took action to close the Company's office in Boca Raton, Florida in 2003 resulting in a one time charge of $884,000. Charges recorded in connection with separation agreements negotiated with its former Chief Executive Officer and Vice President of Finance totaled approximately $790,000. The cost of closing the Boca Raton office totaled approximately $94,000 and represented remaining amounts due under the non-cancelable operating lease for the facility. The total charge is included in general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2002 approximately $110,000 of severance and closing costs were paid and charged against the liability. Severance and closing costs accrued as of December 31, 2002 totaled approximately $774,000, with $449,000 paid in 2003 and expected payments of $269,000 and $56,000 for 2004 and 2005, respectively.

(4)        RELATED PARTY TRANSACTIONS

           (a)   LOAN PAYABLE TO PRINCIPAL STOCKHOLDER

           The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of
           Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $4,000,000. The Loan Agreement expires January 4, 2005, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% with a minimum of 8%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion.

           During the first quarter of 2002, Mr. Howard converted $500,000 of advances made under the Loan Agreement into 215,517 shares of restricted common stock of the Company. In the second quarter of 2002 the Company borrowed $250,000 and in November 2002 the Company repaid Mr. Howard $50,000 pursuant to the Loan Agreement. In 2003 the Company borrowed $3,430,000 pursuant to the Loan Agreement.

                           ICAD, INC. AND SUBSIDIARIES

(4) RELATED PARTY TRANSACTIONS (continued)

           (a) LOAN PAYABLE TO PRINCIPAL STOCKHOLDER (continued)

           As of December 31, 2003, $3,630,000 was owed by the Company and the Company had $370,000 available for future borrowings under the Loan Agreement.

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

           Total rent paid under this lease for each of the years ended December 31, 2002 and 2001 was $78,500.

           In January 2003, the Company relocated its principal executive offices. See Note 11 (a) of the Notes to Consolidated Financial Statements.

(5)        ACCRUED EXPENSES

           Accrued expenses consist of the following at December 31, 2003 and 2002:
                                                          2003           2002
                                                       ----------    ----------
           Accrued office closure and related costs    $       --    $  774,332
           Accrued litigation                                  --       383,000
           Accrued legal settlement                       250,000            --
           Accrued salary and related expenses          1,273,559       178,127
           Accrued warranty expense                       100,000            --
           Other accrued expenses                         364,917       441,365
           Unearned revenue                               216,500            --
                                                       ----------    ----------
                                                       $2,204,976    $1,776,824
                                                       ==========    ==========

                           ICAD, INC. AND SUBSIDIARIES

(6)        CONVERTIBLE SUBORDINATED DEBENTURES

           The Company has a 9% Convertible Subordinated Debentures (the "Debentures"), which became due December 1, 2001. Interest on the Debentures was payable semi-annually on June 1 and December 1. The Debentures were convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events. On December 31, 1998, the Company and the Trustee of the Debentures entered into a Second Supplemental Indenture (the "Agreement"). The purpose of the Agreement was to reduce the conversion price for the Debentures from $19.00 per share to $1.00 per share, subject to adjustment as set forth in the Indenture, during the period from December 31, 1998 through March 23, 1999. Under the Agreement, $2,064,000 were converted into 2,064,000 shares of Common Stock, at the conversion price of $1.00 per share. In December 2001, $107,000 of its Debentures were presented for payment. As of December 31, 2002 and 2003 the Company's outstanding balance on its Debentures was $10,000.

(7)        NOTES PAYABLE

           On December 31, 2003, the Company completed the acquisition of CADx. To complete the merger, the Company executed a secured promissory note in the amount of $4,500,000 issued in favor of CADx Canada which is payable over 36 months and bears interest at the rate per annum equal to the greater of (i) 6.25% or (iii) the prime rate plus 1%. The note is secured by the assets of iCAD. Maturity of the note payable is as follows:

               Year ending               Principal

               2004                      $1,125,000
               2005                       1,500,000
               2006                       1,500,000
               2007                         375,000

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

           During 2001 the Company entered into a financing agreement with a supplier to purchase $193,492 of components, pursuant to a note payable (the "Note"). Principal on the Note is payable over 36 months starting October 1, 2001. Under the terms of the Note the Company agreed to pay interest at a fixed rate of 7% per annum. As of December 31, 2003, the Company owed $52,235 pursuant to the Note. Principal monthly payments are due through September 2004.

                           ICAD, INC. AND SUBSIDIARIES

 (8)       STOCKHOLDERS' EQUITY

           (a)  PREFERRED STOCK

           7% Series A Convertible Preferred Stock. On December 22, 1999 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The number of shares initially constituting the Series A Preferred Stock was 10,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series A Preferred Stock. The holders of the shares of Series A Preferred Stock shall vote together with the Common Stock as a single class on all actions to be voted on by the stockholders of the Company. Each share of Series A Preferred Stock shall entitle the holder thereof to such number of votes per share on each such action as shall equal the number of whole shares of Common Stock into which each share of Series A Preferred Stock is then convertible. The holders shall be entitled to notice of any stockholder's meeting in accordance with the By-Laws of the Company. Each share of Series A Preferred Stock is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series A Preferred Stock being converted by $1.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series A Preferred Stock by paying cash equal to $100 per share together with any accrued and unpaid dividends (the "Redemption Price"). The Redemption Price shall be subject to appropriate adjustment by the Board of Directors of similar division of shares of Series A Preferred Stock or reverse split or similar combination of the Series A Preferred Stock. In the event the Company shall liquidate, dissolve or wind up, no distribution shall be made to the holders of shares of Common Stock unless, prior thereto the holders of shares of Series A Preferred Stock shall have received $100 per share (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series A Preferred Stock, in preference to the holders of shares of Common Stock, shall be entitled to receive cumulative dividends of $7.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series A Preferred. Dividends are payable annually, in arrears, on the last day of December in each year.

           On April 12, 2000, the Company sold, in private transactions, a total of 2,250 shares of its 7% Series A Preferred Stock ($.01 per share par value), at $100 per share, consisting of 1,000 shares to an unrelated party, 1,000 shares to Dr. Lawrence Howard, son of the Company's Chairman, Mr. Robert Howard, and 250 shares to Mr. W. Scott Parr, the Company's President, Chief Executive Officer, for gross proceeds of $225,000.

                           ICAD, INC. AND SUBSIDIARIES

8) STOCKHOLDERS' EQUITY (continued)

           (a)  PREFERRED STOCK  (continued)

           In 2003, Dr. Lawrence Howard converted 1,000 shares of the Company's Series A Preferred Stock into 100,000 shares the Company's Common Stock.

           7% Series B Convertible Preferred Stock. On October 19, 2000 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The number of shares initially constituting the Series B Preferred Stock was 2,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series B Preferred Stock. The holders of the shares of Series B Preferred Stock have no voting rights other than is required by law. Each share of Series B Preferred Stock is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series B Preferred Stock being converted by $2.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series B Preferred Stock by paying cash equal to $1,000 per share together with any accrued and unpaid dividends (the "Redemption
           Price"). The Redemption Price shall be subject to appropriate adjustment by the Board of Directors of similar division of shares of Series B Preferred Stock or reverse split or similar combination of the Series B Preferred Stock. In the event the Company shall liquidate, dissolve or wind up, no distribution shall be made to the holders of shares of Common Stock unless, prior thereto, the holders of shares of Series B Preferred Stock shall have received $1,000 per share (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series B Preferred Stock, in preference to the holders of shares of Common Stock, shall be entitled to receive cumulative dividends of $70.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series B Preferred. Dividends are payable annually, in arrears, on the last day of December in each year.

           In October 2000 the Company sold, in private transactions, a total of 1,400 shares of its 7% Series B Preferred Stock ($.01 per share par value), at $1,000 per share, consisting of 1,350 shares to unrelated parties, and 50 shares to Mr. W. Scott Parr, for gross proceeds of $1,400,000.

                           ICAD, INC. AND SUBSIDIARIES

(8) STOCKHOLDERS' EQUITY (continued)

           (a)  PREFERRED STOCK  (continued)

           The 1,400 shares of 7% Series B Preferred Stock were issued with a conversion price below the Company's Common Stock quoted value and as a result accreted dividends of $996,283 were recorded and included in the net loss per share calculation for the year ended December 31, 2000. In 2003, 115 shares of the Company's Series B Preferred Stock were converted by unrelated parties into 57,500 shares the Company's Common Stock.

           (b)   STOCK OPTIONS

           The Company has four stock option plans, which are described as follows:

           The Howtek, Inc. 1993 Stock Option Plan" ("The 1993 Plan").
           -----------------------------------------------------------
           The 1993 Plan (the "Plan") was adopted in November 1993. The Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,625,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the Plan vest 100% over periods extending from six months to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the Plan are generally exercisable over a ten-year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. No new options can be granted under this plan.

           The Howtek, Inc. 2001 Stock Option Plan, ("The 2001 Plan").
           -----------------------------------------------------------
           The 2001 Plan was adopted in August 2001, at the Annual Meeting of Stockholders at which the Stockholders voted to replace the 1993 plan, which had no further stock available for grant. The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,200,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price.

                           ICAD, INC. AND SUBSIDIARIES

(8) STOCKHOLDERS' EQUITY (continued)

           (b)   STOCK OPTIONS  (continued)

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

           The Howtek, Inc. 2002 Stock Option Plan, ("The 2002 Plan").
           -----------------------------------------------------------
           The 2002 Plan was adopted in June 2002, at the Annual Meeting of Stockholders. The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 500,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the 2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period.

           Intelligent Systems Software 2001 Stock Option Plan
           ----------------------------------------------------
           In connection with iCAD's acquisition of Intelligent Systems Software, Inc. in June 2002, iCAD assumed options granted under Intelligent Systems Software's 2001 Stock Option Plan to purchase 400,000 shares of Intelligent Systems Software's common stock, which options were converted upon such acquisition into the right to purchase 500,000 shares of iCAD's common stock in accordance with the terms and conditions set forth in such 2001 Stock Option Plan.

                           ICAD, INC. AND SUBSIDIARIES

(8) STOCKHOLDERS' EQUITY (continued)

           (b)  STOCK OPTIONS  (continued)

           A summary of stock option (incentive and non-qualifying) activity is as follows:

                                           Option       Price range    Weighted
                                           Shares        per share     Average
                                         ---------------------------------------
        Outstanding, January 1, 2001      1,425,489     $ .81-$1.81     $1.31
        Granted                             197,000     $ .95-$3.00     $1.21
        Exercised                          (118,832)    $ .81-$1.72     $1.28
        Cancelled                           (27,068)    $ .81-$1.75     $1.42
                                         ---------------------------------------
        Outstanding, December 31, 2001    1,476,589     $ .81-$3.00     $1.28
        Granted                           2,483,445     $ .80-$3.49     $2.42
        Exercised                          (150,454)    $ .80-$1.75     $1.07
        Cancelled                           (34,832)    $1.72-$3.49     $2.24
                                         ---------------------------------------
        Outstanding, December 31, 2002    3,774,748     $ .80-$3.49     $2.04
        Granted                             911,500     $1.64-$4.91     $2.09
        Exercised                          (616,640)    $ .80-$3.49     $1.40
        Cancelled                          (381,057)    $ .81-$3.49     $2.41
                                         ---------------------------------------
        Outstanding, December 31, 2003    3,688,551     $ .80-$4.91     $2.12
                                         =======================================

        Exercisable at year-end
                              2001        1,078,641     $ .81-$3.00     $1.27
                              2002        2,976,918     $ .80-$3.49     $2.05
                              2003        2,598,682     $ .80-$3.49     $2.19

        Available for future grants
                              2003           69,612

           The weighted-average fair value of options granted during the year was $1.25 per option for 2003, $1.49 per option for 2002 and $0.61 per option for 2001.

           The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 2003 was 7.7 years.

                           ICAD, INC. AND SUBSIDIARIES

(8) STOCKHOLDERS' EQUITY (continued)

           (b)  STOCK OPTIONS  (continued)

           The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                    $.80      $1.00       $1.50
                                                                      to         to          to
           Range of Exercise Prices:                                $.95      $1.13       $4.91
                                                                    ---------------------------
           Outstanding options:
           Number outstanding at December 31, 2003               563,934    327,390   2,797,227
           Weighted average remaining contractual life (years)       6.6        4.3         8.3

           Weighted average exercise price                          $.83      $1.13       $2.50

           Exercisable options:
           Number outstanding at December 31, 2003               523,934    327,390   1,747,358
           Weighted average remaining contractual life (years)       6.5        4.3         7.9
           Weighted average exercise price                          $.82      $1.13       $2.80

           (c) EARNINGS PER SHARE

           The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. Conversion of the subordinated debentures and other convertible debt and preferred stock and assumed exercise of options and warrants are not included in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. The following table summarizes the common stock equivalent of securities that were outstanding as of December 31, 2003, 2002 and 2001, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                      2003       2002         2001
                                                   ---------   ---------   ---------
           Stock options                           3,688,551   3,774,748   1,476,589
           Stock warrants                            124,200      57,000      57,000
           Convertible Revolving Promissory Note   1,261,136      80,000          --
           Convertible Series A Preferred Stock      615,000     715,000     815,000
           Convertible Series B Preferred Stock      642,500     700,000     700,000

                           ICAD, INC. AND SUBSIDIARIES

(8) STOCKHOLDERS' EQUITY (continued)

           (d)  PRIVATE PLACEMENT

           On November 24, 2003, the Company sold 1,260,000 shares of its common stock for $5.00 per share in a private placement to institutional investors. The Company also issued to such investors' additional investment rights to purchase up to an additional 315,000 shares of its common stock at $5.00 per share. The net proceeds to the Company for the 1,260,000 shares sold were approximately $5,919,000. A total of 90,000 shares of the Company's common stock were issued in connection with the additional investment rights in 2004. The remaining shares expired unexercised. The net proceeds to the Company for the 90,000 shares sold were approximately $425,000. Ladenburg Thalmann & Co. Inc. served as placement agent for these transactions for which it received compensation in the amount of approximately $404,000 and a five year warrant to purchase 67,200 shares of the Company's Common Stock at $5.00 per share.

           (e) STOCK SUBSCRIPTION WARRANTS

           On November 24, 2003 the Company issued a common stock purchase warrant (the "2003 Warrant") to Ladenburg Thalmann & Co., Inc. (the "Agent"), that served as a placement agent for the private placement transaction. The warrants were issued for placement services, for which the Agent received a five-year warrant. The 2003 Warrant entitles the Agent to purchase from the Company up to 67,200 shares of the Company's common stock at $5.00 per share. The Agent may exercise the Warrant at any time or from time to time on or prior to November 24, 2008.

           During 2000 the Company issued a common stock purchase warrant (the "New Warrant") to the company (the "Supplier") responsible for software development of certain of the Company's software, as part of its development agreement entered into in 2000. The New Warrant entitles the Supplier to purchase from the Company up to 7,000 shares of the Company's common stock at $3.00 per share. The Supplier may exercise the New Warrant at any time or from time to time on or prior to February 28, 2005. The Company estimated the fair value of the New Warrant at the date of issue to be $12,818 using the Black-Scholes option-pricing model. The value of the New Warrant was expensed in 2000.

           In December, 1999 the Company issued a common stock purchase warrant (the "Warrant") to the company (the "Manufacturer") responsible for the assembly of the Company's MultiRAD(TM) medical film digitizer, as part of its manufacturing agreement. The Warrant entitles the Manufacturer to purchase from the Company up to 50,000 shares of the Company's common stock at $2.50 per share. The Manufacturer may exercise the Warrant at any time or from time to time on or prior to December 31, 2004. The Company estimated the fair value of the Warrant at the date of issue to be $54,000 using the Black-Scholes option-pricing model. Accordingly, the value of the Warrant was expensed over the two year period of the agreement.

                           ICAD, INC. AND SUBSIDIARIES

(8) STOCKHOLDERS' EQUITY (continued)

           (e) STOCK SUBSCRIPTION WARRANTS (continud)

           At December 31, 2003 there are 124,200 warrants outstanding that are exercisable at the following prices:

                Warrants             Exercise Price
              --------------------   ----------------
              67,200                 $5.00
              7,000                  $3.00
              50,000                 $2.50

           No warrants were exercised in 2001, 2002 or 2003.

(9)        INCOME TAXES

           As a result of the 2003, 2002 and 2001 losses, no income tax expense was incurred for these years.

           Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax liabilities (assets) are comprised of the following at December 31:
                                                      2003            2002
                                                  ------------    ------------
        Inventory (Section 263A)                  $    (86,000)   $   (393,000)
        Inventory reserves                             (39,000)        (24,000)
        Receivable reserves                            (36,000)        (14,000)
        Other accruals                                 (24,000)        (24,000)
        Accumulated depreciation                       353,000           9,000

        Acquisition related intangibles              3,494,000       2,102,000
        Tax credits                                 (2,530,000)     (2,459,000)
        NOL carry forward                          (13,927,000)    (14,351,000)
                                                  ------------    ------------
        Gross deferred tax asset                   (12,795,000)    (15,154,000)
        Deferred tax assets valuation allowance   $ 12,795,000    $ 15,154,000
                                                  ------------    ------------
        Net deferred tax assets                   $        -0-    $        -0-
                                                  ============    ============

           As of December 31, 2003, the Company has net operating loss carryforwards totaling approximately $43,800,000. The amount of the net operating loss carryforwards, which may be utilized in any future period, may be subject to certain limitations based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating loss expiration period:

                           ICAD, INC. AND SUBSIDIARIES

(9) INCOME TAXES (continued)



                 Expiration date             Amount of remaining NOL
                 ---------------             -----------------------
                      2004                          4,200,000
                      2005                          2,200,000
                      2006                          2,200,000
                      2007                            300,000
                      2008                            600,000
                      2009                            100,000
                      2010                          4,000,000
                      2011                          4,400,000
                      2012                          2,300,000
                      2018                          3,600,000
                      2019                          2,200,000
                      2020                          1,400,000
                      2021                          2,100,000
                      2022                          5,800,000
                      2023                          8,400,000


           In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,530,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2023.


(10)       SALES INFORMATION

           (a)  GEOGRAPHIC INFORMATION

           The Company's sales are made to U.S. distributors, dealers and to foreign distributors of computer and related products. Total export sales were $288,708 or 4% of total sales in 2003, $301,000 or 6% of total sales in 2002 and $944,000 or 20% of total sales in 2001.

           The Company's principal concentration of export sales was in Australia, which accounted for 35% of the Company's export sales in 2003 and 2001, with Europe accounting for 26% of the Company's export sales in 2002. The balance of the export sales was into Canada and the Far East.

           As of December 31, 2003 and 2002 the Company had outstanding receivables of $65,079 and $15,000, respectively, from distributors of its products who are located outside of the United States.

                           ICAD, INC. AND SUBSIDIARIES

(10)       SALES INFORMATION (continued)

           (b) MAJOR CUSTOMERS

           During the years ended December 31, 2003 and 2002 the Company had sales of $2,921,535 and $2,631,709, or 45% and 53% of sales, respectively, to Instrumentarium Imaging, Inc. and an accounts receivable balance of $156,003 and $1,190,990, respectively, due from this customer at December 31, 2003 and 2002. The Company did not have any major customers in 2001.

           (c) PRODUCT INFORMATION

           The Company's revenues by product line are as follows:

           For the year ended December 31,     2003         2002         2001
                                            ----------   ----------   ----------
                  CAD                       $4,229,622   $2,628,135   $       --
                  Medical imaging            2,290,684    1,660,493    2,315,738
                  FotoFunnel                        --      274,169      988,199
                  Graphic arts                      --      437,387    1,531,360
                                            ----------   ----------   ----------
                     Total                  $6,520,306   $5,000,184   $4,835,297
                                            ==========   ==========   ==========

(11)       COMMITMENTS AND CONTINGENCIES


           (a) LEASE OBLIGATIONS

           As of December 31, 2003, the Company had three lease obligations related to its facilities. The Company's principal executive office is located in Nashua, New Hampshire. The facility consists of manufacturing, research and development and office space and is leased by the Company pursuant to a lease which expires December 31, 2006 at an annual rent of approximately $69,200.

           The Company leases a facility for its software research and development group in Tampa, Florida. The facility consists of research and development and office space and is leased by the Company pursuant to a lease, which expires July 31, 2007 at an annual rent of approximately $53,000. Additionally, the Company is required to pay real estate taxes and provide insurance.

                           ICAD, INC. AND SUBSIDIARIES

(11)       Commitments and Contingencies (continued)

           (a) LEASE OBLIGATIONS (continued)

           In addition, as a result of its acquisition of CADx on December 31, 2003, the Company leases a facility for its software research and development, customer service and administrative offices located in Beavercreek, Ohio. The facility consists of research and development and office space and is leased by the Company pursuant to a lease, which expires December, 2010 at an annual rate of approximately $416,000. Additionally, the Company is required to pay real estate taxes, utilities, common area maintenance, cleaning, security and provide insurance. The lease amount increases annually throughout the life of the lease. The lease may be renewed for two additional terms of five years each.

           Rental expense for all leases for the years ended December 31, 2003, 2002 and 2001 was $125,797, $198,429 and $78,500, respectively.

           Future minimum rental payments due under these agreements as of December 31, 2003 are approximately as follows:

                          Fiscal Year              Amount
                          -----------            ----------
                             2004                $  520,000
                             2005                   536,000
                             2006                   552,000
                             2007                   478,000
                             2008                   459,000
                             2009                   472,000
                             2010                   486,000
                                                 ----------
                                                 $3,503,000
                                                 ==========

                           ICAD, INC. AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES (continued)

           (b)  LITIGATION

           The Company has been dismissed from a complaint filed against the Company in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al. Case No. 501CV344. The plaintiff claimed initially that the Company had infringed a United States patent alleged to cover color reproduction system technology through sale of certain Company products to customers in the graphic arts/prepress and photographic markets. The Company has no liability in this matter, and anticipates no further legal expenses will be incurred with respect to this litigation. As a result, general and administrative expenses incurred during the first quarter of 2003 were reduced by the reversal of the accrued settlement cost in the amount of $383,000.

           On June 3, 2002, ISSI was sued in United States District Court for the District of Delaware by R2 Technology, Inc. and Shih-Ping Wang. The lawsuit alleged that ISSI's MammoReader device infringes certain patents owned by the plaintiff. The complaint requested treble damages, but did not specify the amount of damages sought. The complaint also sought to enjoin ISSI from further infringement. On July 11, 2002, subsequent to the acquisition of ISSI by the Company, the plaintiffs amended their complaint to add the Company and its subsidiary ISSI Acquisition Corp. as additional parties.

           In July 2003, the Company filed suit in the United States District Court for the District of New Hampshire against R2 for infringement of certain patents licensed by the Company. The complaint requested treble damages, costs and legal fees, but did not specify the amount of damages sought.

           On September 8, 2003, the Company announced the settlement of all patent infringement litigation with R2. Under the terms of the settlement, both actions were dismissed with prejudice and iCAD was granted a non-exclusive license to the patents named in the suit filed by R2. In connection with the settlement of the suit, iCAD agreed to pay R2 an aggregate of $1,250,000, of which $1,000,000 was paid in September 2003, with $250,000 deferred and payable in equal installments on a quarterly basis through December, 2005. In addition, iCAD issued to R2 250,954 shares of iCAD Common Stock valued at $750,000 and has filed a registration statement intended to cover the resale of the shares by R2. iCAD also agreed to certain continuing royalties, which are based on the category and configuration of products sold by iCAD. Further, iCAD granted R2 a partial credit against potential future purchases by R2 of iCAD digitizers worth up to $2,500,000 over five years to encourage R2 to purchase film digitizers manufactured by iCAD. This partial credit is not accounted for in the Company's financial statements as it was meant to provide a significant purchasing advantage to R2, while maintaining a reasonable profit margin and creating additional

                           ICAD, INC. AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES (continued)

           (b) LITIGATION (continued)

           economies of scale for iCAD. In November 2003, R2 agreed to accept an additional 75,000 shares of iCAD Common Stock valued at $466,200, in satisfaction of any royalties it otherwise would have been entitled to receive under the settlement agreement. The value of the Company's Common Stock issued was based upon a per share value of $6.216, equal to the closing price on November 18, 2003, the date of the agreement. These charges are included in general and administrative expenses.

(12)       FINANCIAL INSTRUMENTS

           The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses, loan payable to related parties, notes payable and convertible debentures and other convertible debt approximated fair value as of December 31, 2003 and 2002, due to either short maturity or terms similar to those available to similar companies in the open market.

(13)       QUARTERLY FINANCIAL DATA (unaudited)

                              Net          Gross           Net          (Loss)
         2003                sales         profit     income (loss)   per share
         ----             -----------   -----------   -------------   ---------
         First quarter    $ 2,214,012   $ 1,304,427    $    76,558    $   0.00
         Second quarter   $ 1,337,517   $   744,934    $(1,285,144)   $  (0.05)
         Third quarter    $ 1,387,100   $   655,493    $(5,395,367)   $  (0.20)
         Fourth quarter   $ 1,581,677   $   873,789    $(1,594,455)   $  (0.06)

         2002
         ----
         First quarter    $   775,633   $   180,221    $  (521,122)   $  (0.04)
         Second quarter   $   776,600   $(2,665,747)   $(7,359,510)   $  (0.47)
         Third quarter    $ 1,286,966   $   727,887    $(1,640,665)   $  (0.06)
         Fourth quarter   $ 2,160,985   $ 1,596,180    $   103,007    $   0.00

           The 2003 totals above are reflective of the Company's decision, in the third quarter of 2003, to write-off $1,443,628 attributable to its distribution agreement with Instrumentarium. This write-off came after assessing the performance of Instrumentarium in the third quarter 2003, and in light of the Company's implementation of alternative distribution channels, the Company elected to take a one-time write-off, thereby eliminating the distribution agreement as a depreciating asset. Additionally, during the third quarter of 2003,

                           ICAD, INC. AND SUBSIDIARIES

(13) QUARTERLY FINANCIAL DATA (unaudited) (continued)

           the Company accounted for over $2,702,000 in non-recurring expenses related to the settlement of R2 patent infringement litigation and legal expenses. In addition, the Company issued to R2 shares of iCAD Common Stock valued at $750,000. In the fourth quarter 2003, R2 agreed to accept an additional 75,000 shares valued at $466,200 of iCAD Common Stock in satisfaction of any royalties it otherwise would have been entitled to receive under the settlement agreement. During this period the Company recorded approximately $702,000 in legal and related expenses associated with the R2 litigation.

           The 2002 totals are reflective of the Company's decision in the second quarter of 2002 to no longer support its graphic arts and photographic product lines. In connection with the discontinuance, the Company recorded charges related to the write off of inventory, fixed assets and intangible assets related to those product lines. Total charges incurred during the second quarter of 2002 related to the write off amounted to $2,786,540. Results for the third and fourth quarters of 2002 include the operations of ISSI which was acquired on June 28, 2002. During the fourth quarter of 2002, the Company recorded sales of $188,177 related to the licensing and divestiture of discontinued product lines.

(14)       SUBSEQUENT EVENTS

           On December 31, 2003, the Dompany completed the acquisition of CADx. Integration of the acquired companies is substantially complete. Operating expenses for the combined icad and CADx companies substantially exceeded those of iCAD alone. During the first quarter of 2004 the Company assessed the opportunities to achieve post-merger operating economies, and identified cost-reduction opportunities in light of its distribution and product plans. As a result of this analysis management determined that operating expenses could be substantially reduced without detracting from the Company's ability to increase sales and focus on future products and markets. Cost-reduction actions taken by iCAD in the first quarter of 2004 included the closure of offices in Tampa, Florida and San Rafael, California; reductions in staffing effective March 31, 2004 of 39 of 110 previous full and part-time employees, and the reduction of duplication in marketing, administrative and other activities. As a result of these cost-reduction actions, the Company will report certain non-recurring severance and office closure expenses in the quarter ending March 31, 2004.

                           ICAD, INC. AND SUBSIDIARIES

          Schedule II - Valuation and Qualifying Accounts and Reserves

              Col. A                 Col. B       Col. C          Col. D          Col. E
------------------------------------------------------------------------------------------
                                   Balance at   Charged to                       Balance
                                   Beginning     Cost and                        at end
           Description              of Year      Expenses       Deductions       of Year
------------------------------------------------------------------------------------------
Year End December 31, 2003:
 Allowance for Doubtful Accounts   $   40,000   $  100,134    $   35,134 (1)   $  105,000
 Inventory Reserve                 $   70,000   $   10,572    $  (34,428)(2)   $  115,000


Year End December 31, 2002:
 Allowance for Doubtful Accounts   $  165,000   $   26,560    $  151,560 (1)   $   40,000
 Inventory Reserve                 $  700,000   $2,622,151    $3,252,151 (2)   $   70,000


Year End December 31, 2001:
 Allowance for Doubtful Accounts   $  255,999   $   50,845    $  141,844 (1)   $  165,000
 Inventory Reserve                 $  361,931   $  379,285    $   41,216 (2)   $  700,000


(1)  Represents the amount of accounts charged off.
(2)  Represents inventory written off and disposed of.