Form 10-Q
period 2004-03-31
ICAD INC
filed 2004-05-14
CIK 749660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-9341

                                   ICAD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     02-0377419
-------------------------------------      -------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)

4 Townsend West, Suite 17, Nashua, NH                     03063
---------------------------------------                 --------
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES |X| NO |_|.

      As of the close of business on May 10, 2004 there were 33,791,933 shares outstanding of the issuer's Common Stock, $.01 par value.

                                   ICAD, INC.

                                      INDEX

                                                                            PAGE

PART I   FINANCIAL INFORMATION

  Item 1 Financial Statements

         Consolidated Balance Sheets as of March 31, 2004
          (unaudited) and December 31, 2003                                3

         Consolidated Statements of Operations for the
          three month periods ended March 31, 2004
          and 2003 (unaudited)                                             4

         Consolidated Statements of Cash Flows for the three
         month periods ended March 31, 2004 and 2003 (unaudited)           5

         Notes to Consolidated Financial Statements (unaudited)           6-7

  Item 2 Management's Discussion and Analysis of

         Financial Condition and Results of Operations                    8-11

  Item 3 Quantitative and Qualitative Disclosures about Market Risk       12

  Item 4 Controls and Procedures                                          12


PART II  OTHER INFORMATION

  Item 2 Changes in Securities and Use of Proceeds                        12

  Item 6 Exhibits and Reports on Form 8-K                                 13

 Signatures                                                               14

                                   ICAD, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                               --------------    --------------
                             Assets                                             (unaudited)
Current assets:

  Cash and equivalents                                                         $    3,940,120    $    5,101,051
  Trade accounts receivable, net of allowance for doubtful
    accounts of $320,000 in 2004 and $105,000 in 2003                               2,774,817         3,343,296
  Inventory                                                                         1,180,922         2,123,642
  Prepaid and other current assets                                                    736,079           547,014
                                                                               --------------    --------------
      Total current assets                                                          8,631,938        11,115,003
                                                                               --------------    --------------

Property and equipment:

  Equipment                                                                         1,914,199         1,825,147
  Leasehold improvements                                                               37,904            26,489
  Furniture and fixtures                                                              135,544           133,562
                                                                               --------------    --------------
                                                                                    2,087,647         1,985,198
  Less accumulated depreciation and amortization                                      768,699           717,635
                                                                               --------------    --------------
      Net property and equipment                                                    1,318,948         1,267,563
                                                                               --------------    --------------

Other assets:

  Patents, net of accumulated amortization                                            366,949           379,178
  Technology intangibles, net of accumulated amortization                           5,426,151         5,580,172
  Tradename, Distribution agreements and other,
net of accumulated amortization                                                     1,025,467         1,115,000
  Goodwill                                                                         43,261,952        43,205,220
                                                                               --------------    --------------
      Total other assets                                                           50,080,519        50,279,570
                                                                               --------------    --------------

      Total assets                                                             $   60,031,405    $   62,662,136
                                                                               ==============    ==============

              Liabilities and Stockholders' Equity

Current liabilities:

  Accounts payable                                                             $    2,351,248    $    3,979,488
  Accrued interest                                                                    476,581           333,652
  Accrued expenses                                                                  2,207,081         1,988,476
  Deferred revenue                                                                    319,986           216,500
  Convertible subordinated debentures                                                  10,000            10,000
  Current maturities of notes payable                                               1,535,126         1,233,390
                                                                               --------------    --------------
      Total current liabilities                                                     6,900,022         7,761,506

Loans payable to related party                                                      3,630,000         3,630,000
Notes payable, less current maturities                                              3,056,155         3,375,000
                                                                               --------------    --------------
      Total liabilities                                                            13,586,177        14,766,506
                                                                               --------------    --------------

Commitments and contingencies

Stockholders' equity:

  Convertible preferred stock, $ .01 par value:  authorized
    1,000,000 shares; issued and outstanding
     7,435 in 2004 and 7,435 in 2003, with the aggregate
     liquidation value of $1,257,500 in 2004 and 2003, plus
 7% annual dividend                                                                        74                74
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 33,844,809 in 2004
    and 33,704,809 shares in 2003; outstanding
    33,776,933 in 2004  and 33,636,933 shares in 2003                                 338,448           337,048
  Additional paid-in capital                                                      120,842,989       120,395,390
  Accumulated deficit                                                             (73,786,019)      (71,886,618)
  Treasury stock at cost (67,876 shares)                                             (950,264)         (950,264)
                                                                               --------------    --------------
      Total Stockholders' equity                                                   46,445,228        47,895,630
                                                                               --------------    --------------

      Total liabilities and stockholders' equity                               $   60,031,405    $   62,662,136
                                                                               ==============    ==============


See accompanying notes to consolidated financial statements.

                                   ICAD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                THREE MONTHS      THREE MONTHS
                                                                               March 31, 2004    March 31, 2003
                                                                               --------------    --------------
                                                                                 (unaudited)       (unaudited)
Sales                                                                          $    5,426,881    $    2,214,012
Cost of sales                                                                       1,829,246           909,585
                                                                               --------------    --------------
Gross margin                                                                        3,597,635         1,304,427
                                                                               --------------    --------------

Operating expenses:

  Engineering and product development                                               1,712,041           584,253
  General and administrative                                                        1,379,506           396,232
  Marketing and sales                                                               2,239,687           239,712
                                                                               --------------    --------------
      Total operating expenses                                                      5,331,234         1,220,197
                                                                               --------------    --------------
Income (loss) from operations                                                      (1,733,599)           84,230

Interest expense - net                                                                165,802             7,672
                                                                               --------------    --------------
Net income (loss)                                                                  (1,899,401)           76,558

Preferred dividend                                                                     33,250            36,505
                                                                               --------------    --------------
Net income (loss) available to common stockholders                             $   (1,932,651)   $       40,053
                                                                               ==============    ==============

Net income (loss) per share
     Basic and diluted                                                         $        (0.06)   $         0.00

Weighted average number of shares used in
  computing earnings per share
     Basic and diluted                                                             33,708,252        26,350,248

See accompanying notes to financial statements

                                   ICAD, INC.

                      Consolidated Statements of Cash Flows


                                                                                THREE MONTHS      THREE MONTHS
                                                                               March 31, 2004    March 31, 2003
                                                                               --------------    --------------
                                                                                 (unaudited)       (unaudited)
Cash flows from operating activities:

  Net income (loss)                                                            $   (1,899,401)   $       76,558
                                                                               --------------    --------------
  Adjustments  to  reconcile  net income
    (loss) to net cash used for  operating activities:

   Depreciation                                                                        66,497            27,354
   Amortization                                                                       255,783            90,616
Loss on disposal of assets                                                             21,110                --
 Changes in operating assets and liabilities:
    Accounts receivable                                                               568,479           (72,072)
    Inventory                                                                         942,720           102,623
    Other current assets                                                             (226,319)           (4,992)
    Accounts payable                                                               (1,628,240)          (94,468)
    Accrued expenses                                                                  328,284          (418,681)
    Deferred revenue                                                                  103,486                --
                                                                               --------------    --------------
      Total adjustments                                                               431,800          (369,620)
                                                                               --------------    --------------

      Net cash used for operating activities                                       (1,467,601)         (293,062)
                                                                               --------------    --------------

Cash flows from investing activities:

  Additions to property and equipment                                                (138,992)          (69,943)
  Additional acquisition costs of CADx                                                (19,478)               --
                                                                               --------------    --------------
      Net cash used for investing activities                                         (158,470)          (69,943)
                                                                               --------------    --------------

Cash flows from financing activities:

  Issuance of common stock for cash                                                   482,249                --
  Payment of note payable                                                             (17,109)          (15,955)
                                                                               --------------    --------------
      Net cash provided by (used for) financing activities                            465,140           (15,955)
                                                                               --------------    --------------

    Decrease in cash and equivalents                                               (1,160,931)         (378,960)
    Cash and equivalents, beginning of period                                       5,101,051         1,091,029
                                                                               --------------    --------------
    Cash and equivalents, end of period                                        $    3,940,120    $      712,069
                                                                               ==============    ==============

Non-cash items from investing and financing activities:

  Accrued dividends on convertible preferred stock                             $       33,250    $       36,505
                                                                               ==============    ==============


See accompanying notes to financial statements.

                                   ICAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004


(1)   ACCOUNTING POLICIES

      In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results are reflected in the accompanying consolidated financial statements. Reference should be made to iCAD, Inc.'s ("iCAD" or "Company") Annual Report on Form 10-K for the year ended December 31, 2003 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)   LOAN PAYABLE TO RELATED PARTY

      The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $4,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% with a minimum of 8%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. At March 31, 2004, $3,630,000 was outstanding under the Loan Agreement and $370,000 was available for future borrowings.

(3)   ACQUISITION OF QUALIA COMPUTING, INC.

      On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc., a privately held company based in Beavercreek Ohio, and its subsidiaries, including CADx Systems, Inc. (together "CADx"), bringing together two of the three companies approved by the US Food and Drug Administration (FDA) to market computer aided detection of breast cancer solutions in the United States. To complete the acquisition, iCAD issued 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 to purchase Qualia shares that were owned by two institutional investors. The purchase price of approximately $31,000,000 has been allocated to net assets acquired based upon an appraisal of their fair values, but the allocation is subject to further adjustment.

                                   ICAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004

(4)   STOCK-BASED COMPENSATION

      The Company accounts for its stock based compensation plans in accordance with the provisions of APB Opinion No 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the exercise price of the underlying stock on the date of grant, no compensation cost is recognized.

      The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: no dividends paid; expected volatility of 80.2%; risk-free interest rate of 3.03% and expected life of 4 years. The weighted-average assumptions used for grants in 2003 were: no dividends paid; expected volatility of 79.4%; risk-free interest rate of 2.91%, 2.34% and 2.63% and expected life of 5 years.

      Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net income (loss) and net income (loss) per share for the three month periods ended March 31, 2004 and 2003 would have been as follows:


                                                     Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                      2004          2003
                                                  -----------    -----------
            Net income (loss) available to
             common stockholders as reported      $(1,932,651)   $    40,053


            Add: Stock-based employee
            compensation expense
            included in reported net
            income                                         --             --

            Deduct: Total stock-based
            employee compensation
            determined under fair value
            method for all awards                     (92,386)       (69,623)
                                                  -----------    -----------
                     Pro forma net loss           $(2,025,037)   $   (29,570)
                                                  ===========    ===========

            Basic and diluted loss per share
                     As reported                  $      (.06)   $      (.00)

                     Pro forma                    $      (.06)   $      (.00)

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

On December 31, 2003, iCAD merged with and acquired CADx. This merger brought together two of the three companies with approval from the US Food and Drug Administration to market computer aided systems for the earlier detection of breast cancer. This acquisition gives iCAD, what it believes to be, the broadest line of CAD systems in the industry, including the leading CAD solution for the growing digital mammography market. In addition, the acquisition expanded the Company's distribution channels, which contributed to immediate growth in sales, and expanded the Company's new product development group, which the Company believes will accelerate its entry into additional markets. The Company believes that the acquisition improves its potential for achieving growth and profitability.

As planned, during the first quarter of 2004 the Company reduced its workforce by approximately 36%; closed offices in Tampa, Florida and San Rafael, California; and reduced or eliminated duplication in marketing, administrative and other activities. The Company has also redirected a portion of its research and engineering resources to accelerate the delivery of new iCAD products, such as applying iCAD's core CAD and clinical decision support technologies to additional medical applications.

iCAD is the only independent, integrated digitizer hardware and CAD software company offering computer aided detection solutions for the detection of breast cancer and other health-care related applications. As such, the Company is able to reduce costs at each step in the CAD product design, production and assembly process. The Company believes that it's vertical integration of CAD and hardware development results in better integration of software and film digitizer components, lower production costs and reduced administrative overhead. These factors have allowed iCAD to enhance its CAD product line, while reducing the costs of the Company's CAD products to many customers and allowing more women to realize the benefits inherent in the early detection of breast cancer.

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

QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

Sales. Sales of the Company's CAD and medical imaging products for the three months ended March 31, 2004 increased 145% to $5,426,881, compared with sales of CAD and medical imaging products for the quarter ended March 31, 2003 of $2,214,012. The sales increase during the first quarter of 2004 was primarily due to contributions from acquired CADx products and sales channels, which are not included in 2003 results. During the first quarter of 2004 iCAD concentrated its distribution development efforts on SourceOne Healthcare, Inc. (CADx' distributor prior to merger), and on a limited and growing number of complementary independent resellers. A previously announced distribution relationship with Merry X-Ray Company was terminated, as iCAD revised its product plan and schedule, delaying release of new, lower priced products, to focus during the early part of 2004 on existing iCAD and CADx product models, all organized under the Second Look(TM) product brand. Based on limited introduction in the second quarter of 2004, iCAD plans to commence promotion of its new lower-price Second Look 200 system early in the third quarter of 2004.

iCAD has identified the following factors as potentially contributing to increased sales in future periods: (1) sales by and through additional resellers; (2) sales of additional products, especially the Company's lower price Second Look 200 CAD breast cancer system; and (3) contribution from a fee per service program, which the Company calls ClickCAD(TM), which the Company expects to begin promoting in the third quarter of 2004.

Gross Margins. Gross margin increased in the three months ended March 31, 2004 to 66% compared to 59% in the comparable period in 2003. The increase in gross margin is due primarily to increases in sales of higher margin CADx products. Although there can be no assurance of its future gross margin rate, the Company expects that future increases in gross margin as a percentage of sales will be achieved as a result of increasing sales of its higher margin CAD products and as production and other economies of scale resulting from the merger with CADx are realized. By applying its manufacturing experience and using existing supplier relationships, the Company expects to reduce component and manufacturing costs associated with the acquired CADx product line during 2004, with some associated cost savings expected in the manufacturing of previous iCAD products.

Engineering and Product Development. Engineering and product development costs for the three months ended March 31, 2004 increased from $584,253 in 2003 to $1,712,041 in 2004. The increase in engineering and product development costs results primarily from the Company's addition, as a result of its acquisition of CADx, of a software technology development group to support its CAD products and new product development. Additionally, the Company took action following the merger to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in non-recurring engineering severance benefits and office closure expenses in the quarter ended March 31, 2004. The Company expects that the per quarter engineering and product development costs for each of the remaining quarters in 2004 will be less than the engineering and product development cost for the three months ended March 31, 2004, due to the reductions in staffing and office related costs made in the first quarter of 2004.

General and Administrative. General and administrative expenses in the three months ended March 31, 2004 increased from $396,232 in 2003 to $1,379,506 in 2004. The increase in general and administrative expenses is due to increases in salaries, administrative costs and amortization of intangible assets, resulting from the Company's acquisition of CADx. Additional increases in general and administrative expenses in the quarter ended March 31, 2004, reflects approximately $50,000 in non-recurring severance benefits and other expenses associated with reductions of staff made possible by the combination of CADx and iCAD and a write-off of fixed assets relating to the closure of the iCAD office in Tampa, Florida.

Marketing and Sales Expenses. Marketing and sales expenses for the three months ended March 31, 2004 increased from $239,712 in 2003 to $2,239,687 in 2004. The increase in marketing and sales expenses results primarily from the Company's addition, as a result of its acquisition of CADx, of sales, marketing and service organizations to support its CAD products and distribution channels. The Company took action following the merger to reduce its workforce, close its office in San Rafael, California, and eliminate duplication in marketing and other activities. The Company incurred approximately $200,000 in non-recurring marketing and sales severance benefits and office closure expenses in the quarter ended March 31, 2004. The Company expects that the per quarter marketing and sales expenses for each of the remaining quarters in 2004 will be less than the marketing and sales expenses for the three months ended March 31, 2004, due to the reductions in staffing and office related costs made in the first quarter of 2004.

Interest Expense. Net interest expense for the three months ended March 31, 2004 increased from $7,672 in 2003 to $165,802 in 2004. This increase is due primarily to the addition, as a result of iCAD's acquisition of CADx, of a 36-month secured promissory note in the amount of $4,500,000 to purchase CADx shares that were owned by two institutional investors.

Net Income (Loss). As a result of the foregoing, the Company recorded a net loss of ($1,899,401) for the three month period ended March 31, 2004 on sales of $5,426,881 compared to net income of $76,558 for the comparable period in 2003 on sales of $2,214,012. The acquisition of CADx was accounted for as a purchase on December 31, 2003, and accordingly, the operations of CADx are not included in the consolidated financial statements for the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $4,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $370,000 was available at March 31, 2004. The Company's current operating and financial projections and plans indicate that current liquidity and capital resources are sufficient to support and sustain operations through 2004. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing. Historically, the Company has secured additional cash through additional extensions of credit by its Chairman.

At March 31, 2004 the Company had current assets of $8,631,938, current liabilities of $6,900,022 and working capital of $1,731,916. The ratio of current assets to current liabilities was 1.2:1

Net cash used for operating activities for the three months ended March 31, 2004 was $1,467,601, compared to $293,062 for the same period in 2003. The cash was used primarily to fund the net loss of $1,899,401, offset partially by non-cash depreciation, amortization and loss on disposal of assets totaling $343,390 and changes in accounts receivable and inventory. The net cash used in investing activities for the three months ended March 31, 2004 was $158,470 compared to $69,943 for the same period in 2003. The cash used in investing activities included the addition of $138,992 for tooling, computer equipment, and leasehold improvements. Net cash provided by financing activities in the three months ended March 31, 2004 was $465,140 compared to net cash used of $15,955 for the same period in 2003. The increase in cash during the first quarter of 2004, was primarily due to the net proceed of approximately $425,000 from the sale of 90,000 shares of the Company common stock for $5.00 per share in a private placement to institutional investors.

On November 24, 2003, the Company sold 1,260,000 shares of its common stock for $5.00 per share in a private placement to institutional investors. The Company also issued to such investors' additional investment rights to purchase up to an additional 315,000 shares of its common stock at $5.00 per share. The net proceeds to the Company for the 1,260,000 shares sold were approximately $5,919,000. A total of 90,000 shares of the Company's common stock were issued in connection with the exercise of certain additional investment rights in the first quarter of 2004. The remaining investment rights expired unexercised. The net proceeds to the Company for the 90,000 shares sold were approximately $425,000. Ladenburg Thalmann & Co. Inc. served as placement agent for these transactions for which it received compensation in the amount of approximately $404,000 and a five year warrant to purchase 67,200 shares of the Company's Common Stock at $5.00 per share.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2004 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there have been no such changes during the quarter ended March 31, 2004.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2004, a total of 90,000 shares of the Company's common stock were issued in connection with the exercise of certain additional investment rights issued in a private placement to institutional investors. The foregoing sales of common stock were made pursuant to Section 4(2) and Regulation D of the Securities Act of 1933.

The Company issued 5-year stock options to purchase an aggregate of 1,000,000 shares of its common stock at $5.28 per share, to certain new employees in transactions exempt from registration under Section 2(a) (3) or 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

Exhibit No.       Description

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) During the quarter ended March 31, 2004 a Form 8-K and an amendment to the Form 8-K were filed under Item 2 and 7, to report the Company's acquisition of CADx in December 2003. The Company also furnished an 8-K under Item 9, with respect to the Company's Business plan, Strategy and Recent Combined Performance that it distributed to organizations making purchases of computer aided detection of breast cancer products, prospective investors and others, dated February 24, 2004.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           iCAD, Inc.
                                                     ----------------------
                                                          (Registrant)

Date:  May 14, 2004                      By: /s/ W. Scott Parr
     -----------------------------           -----------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director

Date:  May 14, 2004                      By: /s/ Annette L. Heroux
     -----------------------------           -----------------------------------
                                             Annette L. Heroux
                                             Vice President of Finance,
                                             Chief Financial Officer