Form 10-Q
period 2004-06-30
ICAD INC
filed 2004-08-12
CIK 749660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

                                       OR

||   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------   --------------

Commission file number 1-9341

                                   ICAD, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

           Delaware                                    02-0377419
----------------------------------          ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

4 Townsend West, Suite 17, Nashua, NH                          03063
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X| .

      As of the close of business on August 9, 2004 there were 34,084,879 shares outstanding of the issuer's Common Stock, $.01 par value.

                                   ICAD, INC.

                                      INDEX

                                                                           PAGE
PART I  FINANCIAL INFORMATION

  Item 1  Financial Statements

          Consolidated Balance Sheets as of June 30, 2004
           (unaudited) and December 31, 2003                                 3

          Consolidated Statements of Operations for the
           three and six month periods ended June 30, 2004
           and 2003 (unaudited)                                              4

          Consolidated Statements of Cash Flows for the six
           month periods ended June 30, 2004 and 2003 (unaudited)            5

          Notes to Consolidated Financial Statements (unaudited)           6-7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    8-12

  Item 3  Quantitative and Qualitative Disclosures about Market Risk         12

  Item 4  Controls and Procedures                                            12


PART II OTHER INFORMATION

  Item 4  Submission of Matters to a Vote of Security Holders              12-13

  Item 5  Other Information                                                  13

  Item 6  Exhibits and Reports on Form 8-K                                 13-14

 Signatures                                                                  15

                                       ICAD, INC.

                              Consolidated Balance Sheets

                                                                   June 30,       December 31,
                                                                 -------------    -------------
                                                                      2004             2003
                                                                 -------------    -------------
                                         Assets                  (unaudited)
                                         ------
Current assets:
  Cash and equivalents                                           $   3,000,687    $   5,101,051
  Trade accounts receivable, net of allowance for doubtful
accounts of $374,000 in 2004 and $105,000 in 2003                    3,751,834        3,343,296
  Inventory                                                            960,778        2,123,642
  Prepaid and other current assets                                     676,328          547,014
                                                                 -------------    -------------
      Total current assets                                           8,389,627       11,115,003
                                                                 -------------    -------------

Property and equipment:
  Equipment                                                          1,942,773        1,825,147
  Leasehold improvements                                                37,904           26,489
  Furniture and fixtures                                               135,544          133,562
                                                                 -------------    -------------
                                                                     2,116,221        1,985,198
  Less accumulated depreciation and amortization                       836,384          717,635
                                                                 -------------    -------------
      Net property and equipment                                     1,279,837        1,267,563
                                                                 -------------    -------------

Other assets:
  Patents, net of accumulated amortization                             356,178          379,178
  Technology intangibles, net of accumulated amortization            5,272,131        5,580,172
  Tradename, Distribution agreements and other,
net of accumulated amortization                                        935,933        1,115,000
  Goodwill                                                          43,334,174       43,205,220
                                                                 -------------    -------------
      Total other assets                                            49,898,416       50,279,570
                                                                 -------------    -------------

      Total assets                                               $  59,567,880    $  62,662,136
                                                                 =============    =============

                          Liabilities and Stockholders' Equity
                          ------------------------------------
Current liabilities:
  Accounts payable                                               $   2,355,522    $   3,979,488
  Accrued interest                                                     545,583          333,652
  Accrued expenses                                                   1,640,656        1,988,476
  Deferred revenue                                                     411,547          216,500
  Convertible subordinated debentures                                   10,000           10,000
  Current maturities of notes payable                                1,573,871        1,233,390
                                                                 -------------    -------------
      Total current liabilities                                      6,537,179        7,761,506

Loans payable to related party                                       3,630,000        3,630,000
Notes payable, less current maturities                               2,623,216        3,375,000
                                                                 -------------    -------------
      Total liabilities                                             12,790,395       14,766,506
                                                                 -------------    -------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $ .01 par value:  authorized
    1,000,000 shares; issued and outstanding
     7,435 in 2004 and 2003, with the aggregate
     liquidation value of $1,257,500 in 2004 and 2003, plus
 7% annual dividend                                                         74               74
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 34,034,643 in 2004
    and 33,704,809 shares in 2003; outstanding
    33,966,767 in 2004  and 33,636,933 shares in 2003                  340,346          337,048
  Additional paid-in capital                                       121,126,890      120,395,390
  Accumulated deficit                                              (73,739,561)     (71,886,618)
  Treasury stock at cost (67,876 shares)                              (950,264)        (950,264)
                                                                 -------------    -------------
      Total Stockholders' equity                                    46,777,485       47,895,630
                                                                 -------------    -------------

      Total liabilities and stockholders' equity                 $  59,567,880    $  62,662,136
                                                                 =============    =============

See accompanying notes to consolidated financial statements

                                   ICAD, INC.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                                       Three Months                 Six Months
                                                                         June 30,                     June 30,
                                                               --------------------------    ----------------------------
                                                                   2004           2003            2004            2003

Sales                                                          $ 5,636,586   $  1,337,517    $ 11,063,467    $  3,551,529
Cost of Sales                                                    1,661,447        592,583       3,490,693       1,502,168
                                                               -----------   ------------    ------------    ------------
Gross Margin                                                     3,975,139        744,934       7,572,774       2,049,361
                                                               -----------   ------------    ------------    ------------
Operating expenses:
  Engineering and product development                            1,084,356        609,545       2,796,397       1,193,798
  General and administrative                                     1,164,662      1,104,063       2,544,168       1,500,295
  Marketing and sales                                            1,532,852        306,992       3,772,539         546,704
                                                               -----------   ------------    ------------    ------------
      Total operating expenses                                   3,781,870      2,020,600       9,113,104       3,240,797

                                                               -----------   ------------    ------------    ------------
Income (loss) from operations                                      193,269     (1,275,666)     (1,540,330)     (1,191,436)

Interest expense - net                                             146,811          9,478         312,613          17,150
                                                               -----------   ------------    ------------    ------------

Net income (loss)                                              $    46,458   $ (1,285,144)   $ (1,852,943)   $ (1,208,586)

Preferred dividend                                                  36,911         36,912          70,161          73,417

                                                               -----------   ------------    ------------    ------------
Net income (loss) available to common shareholders             $     9,547   $ (1,322,056)   $ (1,923,104)   $ (1,282,003)
                                                               ===========   ============    ============    ============

Net income (loss) per share
     Basic                                                     $      0.00   $      (0.05)   $      (0.06)   $      (0.05)
 Diluted                                                       $      0.00   $      (0.05)   $      (0.06)   $      (0.05)

Weighted average number of shares used
  in computing income (loss) per share
     Basic                                                      33,872,955     26,378,729      33,790,603      26,364,567
 Diluted                                                        35,424,384     26,378,729      33,790,603      26,364,567

See accompanying notes to consolidated financial statements

                                    ICAD, INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 Six Months     Six Months
                                                                                June 30, 2004  June 30, 2003
                                                                                -------------  -------------
Cash flows from operating activities:
  Net loss                                                                       $(1,852,943)   $(1,208,586)
                                                                                 -----------    -----------
  Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation                                                                       134,182         55,306
  Amortization                                                                       511,609        181,947
  Loss on disposal of assets                                                          21,110             --
 Changes in operating assets and liabilities:
    Accounts receivable                                                             (452,259)       378,227
    Inventory                                                                      1,162,864         33,859
    Other current assets                                                            (166,568)       (93,082)
    Accounts payable                                                              (1,623,966)       265,911
    Accrued expenses                                                                (202,758)      (747,373)
    Deferred revenue                                                                 195,047             --
                                                                                 -----------    -----------
      Total adjustments                                                             (420,739)        74,795
                                                                                 -----------    -----------

      Net cash used for operating activities                                      (2,273,682)    (1,133,791)
                                                                                 -----------    -----------

Cash flows from investing activities:
  Additions to patents, software development and other                                (1,501)       (50,000)
  Additions to property and equipment                                               (167,566)       (76,484)
  Additional acquisition costs of CADx                                               (47,979)            --
                                                                                 -----------    -----------
      Net cash used for investing activities                                        (217,046)      (126,484)
                                                                                 -----------    -----------

Cash flows from financing activities:
  Issuance of common stock for cash                                                  801,667         73,085
  Proceeds of convertible note payable to principal
    stockholders                                                                          --        630,000
  Payment of note payable                                                           (411,303)       (32,191)
                                                                                 -----------    -----------
      Net cash provided by financing activities                                      390,364        670,894
                                                                                 -----------    -----------

    Decrease in cash and equivalents                                              (2,100,364)      (589,381)
    Cash and equivalents, beginning of period                                      5,101,051      1,091,029
                                                                                 -----------    -----------
    Cash and equivalents, end of period                                          $ 3,000,687    $   501,648
                                                                                 ===========    ===========


Non-cash items from investing and financing activities:
  Accrued dividends on convertible preferred stock                               $    66,869    $    73,417
                                                                                 ===========    ===========

See accompanying notes to consolidated financial statements

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2004

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

(2)   LOAN PAYABLE TO RELATED PARTY

      The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% with a minimum of 8%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. At June 30, 2004, $3,630,000 was outstanding under the Loan Agreement and $1,370,000 was available for future borrowings.

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

                                   ICAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2004

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

      The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: no dividends paid; expected volatility of 80.2%; risk-free interest rate of 3.03% and expected life of 4 years. The weighted-average assumptions used for grants in 2003 were: no dividends paid; expected volatility of 79.4%; risk-free interest rate of 2.91% and 2.34% and expected lives of 4 and 5 years.

      Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net income (loss) and net income (loss) per share for the three and six month periods ended June 30, 2004 and 2003 would have been as follows:

                                         Three Months               Six Months
                                          June 30,                    June 30,
                                   -----------------------    --------------------------
                                     2004         2003           2004           2003
                                   --------    -----------    -----------    -----------
Net income (loss) available to
 common stockholders as reported   $  9,547    $(1,322,056)   $(1,923,104)   $(1,282,003)

Deduct: Total stock-based
employee compensation
determined under fair value
method for all awards, net
of related tax effects              (92,386)       (92,780)      (184,772)      (162,403)
                                   --------    -----------    -----------    -----------

Pro forma net loss available to
common stockholders                $(82,839)   $(1,414,836)   $(2,107,876)   $(1,444,406)
                                   ========    ===========    ===========    ===========

Basic and diluted loss per share
As reported                        $   (.00)   $      (.05)   $      (.06)   $      (.05)

Pro forma                          $   (.00)   $      (.05)   $      (.06)   $      (.05)

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

On December 31, 2003, iCAD merged with and acquired CADx. This merger brought together two of the three companies with approval from the FDA to market computer aided systems for the earlier detection of breast cancer. This acquisition gives iCAD, what it believes to be, the broadest line of CAD systems for detection of breast cancer, including the leading CAD solution for the growing digital mammography market. In addition, the acquisition expanded the Company's distribution channels, which contributed to immediate growth in sales, and expanded the Company's new product development group, which the Company believes will accelerate its entry into additional markets.

Following the acquisition of CADx, iCAD consolidated and positioned its current products, and reorganized and greatly expanded its sales channels. Over the balance of 2004, the Company's objective is to build on its achievements in the first six months of 2004 by aggressively marketing and promoting its new, lower-cost Second Look 200(TM) solutions for the early detection of breast cancer, and its ClickCAD(TM) fee-per-procedure programs that seek to make Computer Aided Detection technology affordable and accessible to smaller volume mammography clinics and all women at risk of breast cancer.

As a result of the Company's acquisition of CADx, the Company entered the first quarter of 2004 with the overhead of two companies, and expense and cost structure reflected in first quarter losses. The Company reduced operating expenses from $5.3 million in the first quarter of 2004 to under $3.8 million in the second quarter of 2004, in part through a reduction in personnel from 110 at the beginning of the first quarter of 2004 to approximately 70 at the beginning of the second quarter of 2004.

iCAD is the only independent, integrated digitizer hardware and CAD software company offering computer aided detection solutions for the detection of breast cancer and other health-care related applications. As such, the Company is able to reduce costs at each step in the CAD product design, production and assembly process. The Company believes that its vertical integration of CAD and hardware development results in better integration of software and film digitizer components, lower production costs and reduced administrative overhead. These factors have allowed iCAD to enhance its CAD product line, while reducing the costs of the Company's CAD products to many customers and allowing more women to realize the benefits inherent in the early detection of breast cancer.

The Company's CAD systems include proprietary software technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer manufactured by the Company. iCAD also manufactures medical film digitizers for a variety of medical imaging and other applications. The Company believes that iCAD's experience in providing film digitizers and software for medical picture archiving and communications and telemedicine applications contributes to the successful integration of the Company's CAD products into networked and digital mammography environments. The Company's headquarters are located in southern New Hampshire, with contract manufacturing facilities in New Hampshire and Connecticut.

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003 AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Sales. Sales of the Company's CAD and medical imaging products for the three and six month periods ended June 30, 2004 increased to $5,636,586 and $11,063,467, respectively, compared with sales of CAD and medical imaging products for the three and six month periods ended June 30, 2003 of $1,337,517 and $3,551,529. The sales increase during 2004 was due in large part to contributions from acquired CADx products and sales channels, which are not included in 2003 results. During the first and second quarter of 2004 iCAD concentrated its distribution development efforts on SourceOne Healthcare, Inc. (CADx' national distributor prior to merger), and on selected complementary independent resellers.

iCAD has identified the following factors as potentially contributing to increased sales in future periods: (1) sales by and through additional resellers; (2) sales of additional products, especially the Company's lower price Second Look 200 CAD of breast cancer system; and (3) contribution from a fee per service program, which the Company calls ClickCAD(TM), which the Company began actively promoting in the third quarter of 2004.

Gross Margins. Gross margin increased in the three and six month periods ended June 30, 2004 to 71% and 68%, respectively, compared to 56% and 58% in the comparable periods in 2003. The increase in gross margin is due primarily to increases in sales of higher margin products for digital mammography. Although there can be no assurance of its future gross margin rate, the Company expects that continued sales of its higher margin CAD products and increasing production economies and economies of scale resulting from the merger with CADx will support gross margins at comparable levels to those experienced during the three and six month periods of 2004. In the third quarter of 2004 margins may be adversely impacted by a summer decline in sale of CAD for digital mammography and pricing and other promotions associated with launch of the Company's new Second Look 200 product line.

Engineering and Product Development. Engineering and product development costs for the three and six month periods ended June 30, 2004 increased from $609,545 and $1,193,798, respectively, in 2003 to $1,084,356 and $2,796,397 in 2004. The
increase in engineering and product development costs results primarily from the Company's addition, as a result of its acquisition of CADx, of a software technology development group to support its CAD products and new product development. The Company also redirected a portion of its research and engineering resources to accelerate the delivery of new iCAD products, such as applying iCAD's core CAD and clinical decision support technologies to additional medical applications. Additionally, during the first quarter of 2004 the Company took action following its merger with CADx to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in non-recurring engineering severance benefits and office closure expenses. Over the remainder of 2004, the Company expects engineering and product development costs to decline as a percentage of sales, as sales are expected to increase at a greater rate than development costs.

General and Administrative. General and administrative expenses in the three and six month periods ended June 30, 2004 increased from $1,104,063 and $1,500,295, respectively, in 2003 to $1,164,662 and 2,544,168 in 2004. The increase in general and administrative expenses is due to increases in salaries, administrative costs and amortization of intangible assets, resulting from the Company's acquisition of CADx. Additional increases in general and administrative expenses in the first quarter of 2004, reflects approximately $50,000 in non-recurring severance benefits and other expenses associated with reductions of staff made possible by the combination of CADx and iCAD and a write-off of fixed assets relating to the closure of the iCAD office in Tampa, Florida. The Company anticipates that general and administrative costs will increase in absolute terms for the remainder of 2004, due to the increase in consulting cost associated with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company expects that overall general and administrative expenses will decline as a percentage of sales, as sales are expected to increase at a greater rate than general and administrative expenses.

Marketing and Sales Expenses. Marketing and sales expenses for the three and six month periods ended June 30, 2004 increased from $306,992 and $546,704, respectively, in 2003 to $1,532,852 and $3,772,539 in 2004. The increase in marketing and sales expenses results primarily from the Company's addition, as a result of its acquisition of CADx, of sales, marketing and service organizations to support its CAD products and distribution channels. The Company took action following the merger to reduce its workforce, close its office in San Rafael, California, and eliminate duplication in marketing and other activities. The Company incurred approximately $200,000 in non-recurring marketing and sales severance benefits and office closure expenses in the first quarter of 2004. Over the remainder of 2004, the Company expects marketing and sales expenses to decline as a percentage of sales, as sales increase.

Interest Expense. Net interest expense for the three and six month periods ended June 30, 2004 increased from $9,478 and $17,150, respectively, in 2003 to $146,811 and $312,613 in 2004. This increase is due primarily to the addition, as a result of iCAD's acquisition of CADx, of a 36-month secured promissory note in the amount of $4,500,000 to purchase CADx shares that were owned by two institutional investors.

Net Income (Loss). As a result of the foregoing, the Company recorded net income of $46,458 or $0.00 per share for the three month period ended June 30, 2004 on sales of $5,636,586 compared to a net loss of ($1,285,144) or ($0.05) per share from the same period in 2003 on sales of $1,337,517. The loss for the six months ended June 30, 2004 was ($1,852,943) or ($0.06) per share on sales of $11,063,467 compared with a net loss of ($1,208,586) or ($0.05) per share on sales of $3,551,529 for the six months ended June 30, 2003. The acquisition of CADx was accounted for as a purchase on December 31, 2003, and accordingly, the operations of CADx are not included in the consolidated financial statements for the three and six month periods of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $1,370,000 was available at June 30, 2004. The Company's current operating and financial projections and plans indicate that current liquidity and capital resources are sufficient to support and sustain operations through 2004. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing. Historically, the Company has secured additional cash through additional extensions of credit by its Chairman.

At June 30, 2004 the Company had current assets of $8,389,627, current liabilities of $6,537,179 and working capital of $1,852,448. The ratio of current assets to current liabilities was 1.3:1

Net cash used for operating activities for the six months ended June 30, 2004 was $2,273,682 compared to $1,133,791 for the same period in 2003. The cash was used primarily to fund the net loss of $1,852,943, offset partially by non-cash depreciation, amortization and loss on disposal of assets totaling $666,901 and changes in accounts receivable, inventory and accounts payable. The net cash used in investing activities for the six months ended June 30, 2004 was $217,046 compared to $126,484 for the same period in 2003. The cash used in investing activities included the addition of $167,566 for tooling, computer equipment, and leasehold improvements. Net cash provided by financing activities in the six months ended June 30, 2004 was $390,364 compared to $670,894 for the same period in 2003. The increase in cash during the first six months of 2004, was primarily due to the net proceed of approximately $425,000 from the sale of 90,000 shares of the Company's common stock for $5.00 per share upon the exercise of certain investment rights that were granted to institutional investors in November 2003 in connection with the Company's private placement described below.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2004 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there have been no such changes during the quarter ended June 30, 2004.

PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2004 the Company held an Annual Meeting of Stockholders at which the following matters were voted on by the security holders of iCAD, Inc. The results of the vote are as follows:

1. To elect three Class II directors to hold office until the Annual Meeting of Stockholders to be held in 2007 and until their respective successors have been duly elected and qualified;

Names of Nominees       Number of         Number of
-----------------
    Class II           Votes For       Votes Withheld
-----------------      ---------       --------------
James Harlan           27,559,448         441,477
Maha Sallam            27,563,566         437,359
Elliot Sussman         27,692,963         307,962

2. Approval of an Amendment to the Company's Loan Agreement with Robert Howard

The motion to adopt an amendment to the provision of the Company's Loan Agreement with the Company's Chairman of the Board, Robert Howard, to increase the principal amount that may be advanced to the Company under the Loan Agreement from $4,000,000 to $5,000,000 was approved by the stockholders by a vote of 17,050,241 shares FOR the proposal, 880,392 shares AGAINST the proposal and 62,714 shares ABSTAINING from voting and 10,007,578 shares NOT VOTED.

3. Adoption of 2004 Stock Incentive Plan

The proposal to approve and adopt the Company's 2004 Stock Incentive Plan was approved by the stockholders by a vote of 16,371,298 shares FOR the proposal, 1,564,864 shares AGAINST the proposal, 57,185 shares ABSTAINING from voting and 10,007,578 shares NOT VOTED.

Item 5. Other Information

On August 9, 2004 Dr. Maha Sallam, the Company's Executive Vice President, established a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1034. Under this plan which Dr. Sallam established in order to begin to diversify her personal financial portfolio, she has directed a broker to sell, over a 12 month period, up to 240,000 shares of iCAD common stock, which represents approximately 11% of the total shares of iCAD common stock currently owned by Dr. Sallam and her husband.

Item 6. Exhibits and Reports on Form 8-K
      (a)   Exhibits

Exhibit No.   Description
-----------   -----------

10.1 2004 Stock Incentive Plan (incorporated by reference to Exhibit B of the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 28, 2004).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) During the quarter ended June 30, 2004 a Form 8-K was furnished under item 12 to report the issuance of a press release announcing iCAD's financial results for the quarter ended March 31, 2004.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            (Registrant)                        iCAD, Inc.


Date: August 12, 2004                    By: /s/ W. Scott Parr
      ----------------------------------     -----------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director


Date:    August 12, 2004                 By:  /s/ Annette L. Heroux
    ------------------------------------      ----------------------------------
                                              Annette L. Heroux
                                              Vice President of Finance,
                                              Chief Financial Officer