Form 10-Q
period 2004-09-30
ICAD INC
filed 2004-11-15
CIK 749660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               -------------------   ----------------------


Commission file number 1-9341


                                   ICAD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                  02-0377419
  ---------------------------------         -----------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)


4 Townsend West, Suite 17, Nashua, NH                       03063
---------------------------------------                   ----------
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

      As of the close of business on November 5, 2004 there were 34,220,851 shares outstanding of the issuer's Common Stock, $.01 par value.

                                   ICAD, INC.

                                      INDEX

                                                                                      PAGE
PART I   FINANCIAL INFORMATION

  Item 1 Financial Statements
                  Consolidated Balance Sheets as of September 30, 2004
                   (unaudited) and December 31, 2003                                     3

                  Consolidated Statements of Operations for the
                   three and nine month periods ended September 30, 2004
                   and 2003 (unaudited)                                                  4

                  Consolidated Statements of Cash Flows for the nine
                   month periods ended September 30, 2004 and 2003 (unaudited)           5

                  Notes to Consolidated Financial Statements (unaudited)                6-7

  Item 2 Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                8-12

  Item 3 Quantitative and Qualitative Disclosures about Market Risk                     12

  Item 4 Controls and Procedures                                                       12-13

PART II  OTHER INFORMATION

  Item 6 Exhibits                                                                       13

  Signatures                                                                            14

                                   ICAD, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                      2004                 2003
                                                                  -------------        -------------
                             Assets                                  (unaudited)
Current assets:
  Cash and equivalents                                            $   2,435,385        $   5,101,051
  Trade accounts receivable, net of allowance for doubtful
accounts of $434,000 in 2004 and $105,000 in 2003                     4,680,989            3,343,296
  Inventory                                                           1,001,493            2,123,642
  Prepaid and other current assets                                      481,262              547,014
                                                                  -------------        -------------
      Total current assets                                            8,599,129           11,115,003
                                                                  -------------        -------------

Property and equipment:
  Equipment                                                           1,959,265            1,825,147
  Leasehold improvements                                                 37,904               26,489
  Furniture and fixtures                                                135,544              133,562
                                                                  -------------        -------------
                                                                      2,132,713            1,985,198
  Less accumulated depreciation and amortization                        904,972              717,635
                                                                  -------------        -------------
      Net property and equipment                                      1,227,741            1,267,563
                                                                  -------------        -------------

Other assets:
  Patents, net of accumulated amortization                              343,843              379,178
  Technology intangibles, net of accumulated amortization             5,118,110            5,580,172
  Tradename, Distribution agreements and other,
     net of accumulated amortization                                    846,400            1,115,000
  Goodwill                                                           43,372,549           43,205,220
                                                                  -------------        -------------
      Total other assets                                             49,680,902           50,279,570
                                                                  -------------        -------------

      Total assets                                                $  59,507,772        $  62,662,136
                                                                  =============        =============

              Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                $   2,182,933        $   3,979,488
  Accrued interest                                                      608,668              333,652
  Accrued expenses                                                    1,553,590            1,988,476
  Deferred revenue                                                      404,204              216,500
  Convertible subordinated debentures                                    10,000               10,000
  Current maturities of notes payable                                 1,500,000            1,233,390
                                                                  -------------        -------------
      Total current liabilities                                       6,259,395            7,761,506

Loans payable to related party                                        3,630,000            3,630,000
Notes payable, less current maturities                                2,250,000            3,375,000
                                                                  -------------        -------------
      Total liabilities                                              12,139,395           14,766,506
                                                                  -------------        -------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $ .01 par value:  authorized
    1,000,000 shares; issued and outstanding
    7,435 in 2004 and 2003, with the aggregate
    liquidation value of $1,257,500 in 2004 and 2003, plus
    7% annual dividend                                                       74                   74
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 34,253,727 in 2004
    and 33,704,809 shares in 2003; outstanding
    34,185,851 in 2004  and 33,636,933 shares in 2003                   342,537              337,048
  Additional paid-in capital                                        121,349,542          120,395,390
  Accumulated deficit                                               (73,373,512)         (71,886,618)
  Treasury stock at cost (67,876 shares)                               (950,264)            (950,264)
                                                                  -------------        -------------
      Total Stockholders' equity                                     47,368,377           47,895,630
                                                                  -------------        -------------

      Total liabilities and stockholders' equity                  $  59,507,772        $  62,662,136
                                                                  =============        =============

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   THREE MONTHS                          NINE MONTHS
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                         -------------------------------        --------------------------------
                                                             2004               2003                2004                2003
                                                         ------------       ------------        ------------        ------------
Sales                                                    $  5,977,048       $  1,387,100        $ 17,040,515        $  4,938,629
Cost of sales                                               1,617,788            731,607           5,108,481           2,233,775
                                                         ------------       ------------        ------------        ------------
Gross margin                                                4,359,260            655,493          11,932,034           2,704,854
                                                         ------------       ------------        ------------        ------------
Operating expenses:
  Engineering and product development                       1,072,636            619,762           3,869,033           1,813,560
  General and administrative                                1,252,077          4,870,119           3,796,245           6,370,414
  Marketing and sales                                       1,529,995            530,485           5,302,534           1,077,189
                                                         ------------       ------------        ------------        ------------
      Total operating expenses                              3,854,708          6,020,366          12,967,812           9,261,163
                                                         ------------       ------------        ------------        ------------
Income (loss) from operations                                 504,552         (5,364,873)         (1,035,778)         (6,556,309)

Interest expense - net                                        138,503             30,494             451,116              47,644
                                                         ------------       ------------        ------------        ------------

Net income (loss)                                             366,049         (5,395,367)         (1,486,894)         (6,603,953)

Preferred dividend                                             30,697             37,316             100,858             110,733
                                                         ------------       ------------        ------------        ------------
Net income (loss) available to common shareholders       $    335,352       $ (5,432,683)       $ (1,587,752)       $ (6,714,686)
                                                         ============       ============        ============        ============

Net income (loss) per share
  Basic                                                  $       0.01       $      (0.20)       $      (0.05)       $      (0.25)
  Diluted                                                $       0.01       $      (0.20)       $      (0.05)       $      (0.25)

Weighted average number of shares used
  in computing income (loss) per share
  Basic                                                    34,056,589         26,858,963          33,879,913          26,531,177
  Diluted                                                  37,992,937         26,858,963          33,879,913          26,531,177

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS         NINE MONTHS
                                                             SEPTEMBER 30, 2004  SEPTEMBER 30, 2003
                                                             ------------------  ------------------
Cash flows from operating activities:
  Net loss                                                       $(1,486,894)       $(6,603,953)
                                                                 -----------        -----------
  Adjustments to reconcile net loss to net cash
    used for operating activities:
  Depreciation                                                       202,770             87,038
  Amortization                                                       767,443            428,385
  Loss on disposal of assets                                          21,110          1,443,628
  Legal expense relative to issue of stock                                --             23,377
  Issuance of common stock for payment of legal settlement                --            750,000
 Changes in operating assets and liabilities:
    Accounts receivable                                           (1,419,789)           522,901
    Inventory                                                      1,122,149           (141,053)
    Other current assets                                              28,498            (92,593)
    Accounts payable                                              (1,796,555)           933,106
    Accrued expenses                                                (260,728)          (543,980)
    Deferred revenue                                                 187,704                 --
                                                                 -----------        -----------
      Total adjustments                                           (1,147,398)         3,410,809
                                                                 -----------        -----------

      Net cash used for operating activities                      (2,634,292)        (3,193,144)
                                                                 -----------        -----------

Cash flows from investing activities:
  Additions to patents, software development and other                (1,446)          (100,000)
  Additions to property and equipment                               (184,058)          (139,809)
  Additional acquisition costs of CADx                               (47,979)                --
                                                                 -----------        -----------
      Net cash used for investing activities                        (233,483)          (239,809)
                                                                 -----------        -----------

Cash flows from financing activities:
  Issuance of common stock for cash                                1,060,499            248,516
  Proceeds of convertible note payable to principal
    stockholders                                                          --          2,730,000
   Payments of notes payable                                        (858,390)           (48,713)
                                                                 -----------        -----------
      Net cash provided by financing activities                      202,109          2,929,803
                                                                 -----------        -----------

    Decrease in cash and equivalents                              (2,665,666)          (503,150)
    Cash and equivalents, beginning of period                      5,101,051          1,091,029
                                                                 -----------        -----------
    Cash and equivalents, end of period                          $ 2,435,385        $   587,879
                                                                 ===========        ===========


Non-cash items from investing and financing activities:
  Accrued dividends on convertible preferred stock               $   100,858        $   110,733
                                                                 ===========        ===========

  Issuance of common stock for settlement of liability           $        --        $ 1,400,000
                                                                 ===========        ===========

See accompanying notes to consolidated financial statements.

                                   ICAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

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

(2)   LOAN PAYABLE TO RELATED PARTY

      The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% with a minimum of 8%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. At September 30, 2004, $3,630,000 was outstanding under the Loan Agreement and $1,370,000 was available for future borrowings.

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

                                   ICAD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

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

      The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: no dividends paid; expected volatility of 78.8%; risk-free interest rate of 3.03%, 3.10%, 3.72%, 3.26% and 2.89% and expected lives of 3 and 4 years. The weighted-average assumptions used for grants in 2003 were: no dividends paid; expected volatility of 79.4%; risk-free interest rate of 2.91%, 2.34% and 2.63% and expected life of 5 years.

      Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net income (loss) and net income (loss) per share for the three and nine month periods ended September 30, 2004 and 2003 would have been as follows:

                                                   Three Months                          Nine Months
                                                   September 30,                         September 30,
                                                   -------------                         -------------
                                              2004               2003               2004               2003
  Net income (loss) available to
    common stockholders as reported     $     335,352      $  (5,432,683)     $  (1,587,752)     $  (6,714,686)
  Deduct: Total stock-based
  employee compensation
  determined under fair value
  method for all awards, net
  of related tax effects                     (146,360)           (34,084)          (331,133)        (  196,487)
  Pro forma net income (loss)
     available to common stockholders   $     188,992      $  (5,466,767)     $  (1,918,885)     $  (6,911,173)
  Basic and diluted loss per share
             As reported                $         .01      $        (.20)     $        (.05)     $        (.25)
                                        -------------      -------------      -------------      -------------
             Pro forma basic            $         .01      $        (.20)     $        (.06)     $        (.26)
                                        -------------      -------------      -------------      -------------
             Pro forma diluted          $         .00      $        (.20)     $        (.06)     $        (.26)
                                        -------------      -------------      -------------      -------------

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

Following the acquisition of CADx, iCAD consolidated and positioned its current products, and reorganized and greatly expanded its sales channels. Over the balance of 2004, the Company's objective is to build on its achievements in the first nine months of 2004 by aggressively marketing and promoting its new, lower-cost Second Look 200(TM) solutions for the early detection of breast cancer, and its ClickCAD(TM) fee-per-procedure programs that seek to make CAD technology affordable and accessible to smaller volume mammography clinics and all women at risk of breast cancer.

As a result of the Company's acquisition of CADx, the Company entered the first quarter of 2004 with the overhead of two companies, and expense and cost structure are reflected in first quarter losses. The Company reduced operating expenses from $5.3 million in the first quarter of 2004 to approximately $3.8 million in each of the second and third quarters of 2004, in part through a reduction in personnel from 110 at the beginning of the first quarter of 2004 to approximately 70 at the beginning of the second quarter of 2004. The Company's headquarters are located in southern New Hampshire, with contract manufacturing facilities in New Hampshire and Connecticut.

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

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003 AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Sales. Sales of the Company's CAD and medical imaging products for the three and nine month periods ended September 30, 2004 increased to $5,977,048 and $17,040,515, respectively, compared with sales of CAD and medical imaging products for the three and nine month periods ended September 30, 2003 of $1,387,100 and $4,938,629. The sales increase during 2004 was due in large part to contributions from acquired CADx products and sales channels, which are not included in 2003 results. During the first nine months of 2004 iCAD concentrated its distribution development efforts on SourceOne Healthcare, Inc. (CADx' national distributor prior to iCAD's acquisition of CADx), and on selected complementary independent resellers.

iCAD has identified the following factors as potentially contributing to increased sales in future periods: (1) sales of early cancer detection products for film-based mammography by and through additional resellers; (2) sales of additional products, especially the Company's lower price Second Look 200 CAD breast cancer detection system; (3) contribution from a fee per service program, which the Company calls ClickCAD(TM), which the Company expects to begin actively promoting in the fourth quarter of 2004, and (4) sales of cancer detection products for digital mammography by and through additional OEM channels previously announced by the Company.

Gross Margins. Gross margin increased in the three and nine month periods ended September 30, 2004 to 73% and 70%, respectively, compared to 47% and 55% in the comparable periods in 2003. The increase in gross margin is due primarily to increases in sales of higher margin products for digital mammography. Although there can be no assurance of its future gross margin rate, the Company expects that continued sales of its higher margin CAD products and increasing production economies and economies of scale resulting from the merger with CADx will support gross margins at comparable levels to those experienced during the three and nine month periods of 2004. The Company further believes that increasing sales of products for digital mammography can contribute to increasing gross margins over time because these products are primarily software in nature and therefore, have lower cost than certain of the Company's prior products which had higher cost hardware components.

Engineering and Product Development. Engineering and product development costs for the three and nine month periods ended September 30, 2004 increased from $619,762 and $1,813,560, respectively, in 2003 to $1,072,636 and $3,869,033 in
2004. The increase in engineering and product development costs results primarily from the Company's addition, as a result of its acquisition of CADx, of a software technology development group to support its CAD products and new product development. The Company also redirected a portion of its research and engineering resources to accelerate the delivery of new iCAD products, such as applying iCAD's core CAD and clinical decision support technologies to additional medical applications. Additionally, during the first quarter of 2004 the Company took action following its merger with CADx to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in non-recurring engineering severance benefits and office closure expenses. Over the remainder of 2004, the Company expects engineering and product development costs to decline as a percentage of sales, as sales are expected to increase at a greater rate than product development costs.

General and Administrative. General and administrative expenses in the three and nine month periods ended September 30, 2004 decreased from $4,870,119 and $6,370,414, respectively, in 2003 to $1,252,077 and 3,796,245 in 2004. The
decrease results primarily from one-time charges and non-recurring expenses recorded in 2003. During the third quarter of 2003 the Company recorded a one-time write off in the amount of $1,443,628 attributable to its distribution agreement with Instrumentarium Imaging, Inc., ("Instrumentarium"), which it assumed as part of the Company's acquisition of Intelligent Systems Software, Inc. in June 2002. This write-off came after assessing the performance of
Instrumentarium and in light of the Company's implementation of alternative distribution channels, thereby eliminating the distribution agreement as a depreciating asset. Additionally, during the third quarter of 2003, the Company accounted for over $2,702,000 in non-recurring expenses related to the settlement of R2 Technology patent infringement litigation and legal expenses.

Excluding  the  2003  write  offs  and  non-recurring   expenses,   general  and
administrative expenses increased in 2004 due to increases in salaries, administrative costs and approximately $767,000 in amortization of intangible assets, resulting from the Company's acquisition of CADx. Additional increases in general and administrative expenses in the first quarter of 2004, reflects approximately $50,000 in non-recurring severance benefits and other expenses associated with reductions of staff made possible by the combination of CADx and iCAD and a write-off of fixed assets relating to the closure of the iCAD office in Tampa, Florida. The Company anticipates that general and administrative costs will increase for the remainder of 2004, due to the increase in consulting cost associated with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company expects that overall general and administrative expenses will decline as a percentage of sales, as sales are expected to increase at a greater rate than general and administrative expenses.

Marketing and Sales Expenses. Marketing and sales expenses for the three and nine month periods ended September 30, 2004 increased from $530,485 and
$1,077,189,  respectively,  in 2003 to $1,529,995  and  $5,302,534 in 2004.  The
increase in marketing and sales expenses results primarily from the Company's addition, as a result of its acquisition of CADx, of sales, marketing and service organizations to support its CAD products and distribution channels. The Company took action following the merger to reduce its workforce, close its office in San Rafael, California, and eliminate duplication in marketing and other activities. The Company incurred approximately $200,000 in non-recurring marketing and sales severance benefits and office closure expenses in the first quarter of 2004. During the fourth quarter of 2004 the Company will incur increased marketing and advertising expenses associated with trade show participation and increased advertising of new and existing products. In general, the Company expects marketing and sales expenses to decline as a percentage of sales, as sales increase and as an increasing portion of its sales represent products for digital mammography and for detection of lung and colon cancer, are made through OEM channels. Such OEM sales do not require the level of marketing, sales and support expenditures associated with sale of film based mammography products through resellers and distributors.

Interest Expense. Net interest expense for the three and nine month periods ended September 30, 2004 increased from $30,494 and $47,644, respectively, in 2003 to $138,503 and $451,116 in 2004. This increase is due primarily to the addition, as a result of iCAD's acquisition of CADx, of a 36-month secured promissory note in the amount of $4,500,000 to purchase CADx shares that were owned by two institutional investors.

Net Income (Loss). As a result of the foregoing, the Company recorded net income of $366,049 or $0.01 per share for the three month period ended September 30, 2004 on sales of $5,977,048 compared to a net loss of ($5,395,367) or ($0.20)
per share from the same period in 2003 on sales of $1,387,100. The net loss for the nine months ended September 30, 2004 was ($1,486,894) or ($0.05) per share on sales of $17,040,515 compared with a net loss of ($6,603,953) or ($0.25) per share on sales of $4,938,629 for the nine months ended September 30, 2003. The acquisition of CADx was accounted for as a purchase on December 31, 2003, and accordingly, the operations of CADx are not included in the consolidated financial statements for the three and nine month periods of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $1,370,000 was available at September 30, 2004. The Company's current operating and financial projections and plans indicate that current liquidity and capital resources are adequate to support current operations. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing. Historically, the Company has secured additional cash through additional extensions of credit by its Chairman.

At September 30, 2004 the Company had current assets of $8,599,129, current liabilities of $6,259,395 and working capital of $2,339,734. The ratio of current assets to current liabilities was 1.4:1

Net cash used for operating activities for the nine months ended September 30, 2004 was $2,634,292 compared to $3,193,144 for the same period in 2003. The cash was used primarily to fund the net loss of $1,486,894 and changes in accounts receivable, inventory and accounts payable. The net cash used in investing activities for the nine months ended September 30, 2004 was $233,483 compared to $236,809 for the same period in 2003. The cash used in investing activities included the addition of $184,058 for tooling, computer equipment, and leasehold improvements. Net cash provided by financing activities in the nine months ended September 30, 2004 was $202,109 compared to $2,929,803 for the same period in 2003. The cash provided by financing activities in 2004 was due to the net proceed of approximately $425,000 from the sale of 90,000 shares of the
Company's common stock for $5.00 per share upon the exercise of certain investment rights that were granted to institutional investors in November 2003 in connection with the Company's private placement described below. Additionally, approximately $635,000 was due to the issuance of common stock relating to exercise of stock options, offset by $858,000 in payments of notes payable.

In the fourth quarter of 2003, the Company sold 1,260,000 shares of its common stock for $5.00 per share in a private placement to institutional investors. The Company also issued to such investors' additional investment rights to purchase up to an additional 315,000 shares of its common stock at $5.00 per share. The net proceeds to the Company for the 1,260,000 shares sold were approximately $5,919,000. A total of 90,000 shares of the Company's common stock were issued in connection with the exercise of certain additional investment rights in the first quarter of 2004. The remaining investment rights expired unexercised. The net proceeds to the Company for the 90,000 shares sold were approximately $425,000. Ladenburg Thalmann & Co. Inc. served as placement agent for these transactions for which it received compensation in the amount of approximately $404,000 and a five year warrant to purchase 67,200 shares of the Company's common stock at $5.00 per share.

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2004 that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there have been no such changes during the quarter ended September 30, 2004.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

          Exhibit No.   Description
          -----------   -----------

            10.1 Form of Option Agreement under the Company's 2001 Stock Option Plan

            10.2 Form of Option Agreement under the Company's 2002 Stock Option Plan

            10.3 Form of Option Agreement under the Company's 2004 Stock Incentive Plan

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

                                        iCAD, Inc.
                                       ------------
                                       (Registrant)

Date:    November 15, 2004               By: /s/ W. Scott Parr
      ---------------------------            -----------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director


Date:    November 15, 2004               By: /s/ Annette L. Heroux
      ---------------------------            -----------------------------------
                                             Annette L. Heroux
                                             Vice President of Finance,
                                             Chief Financial Officer