Form 10-K
period 2004-12-31
ICAD INC
filed 2005-03-16
CIK 749660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________to ________________


      Commission file number 1-9341

                                   ICAD, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             02-0377419
-----------------------------------------   ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
   of incorporation or organization)

4 Townsend West, Suite 17, Nashua, New Hampshire                 03063
------------------------------------------------             --------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (603) 882-5200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                               None



Securities registered pursuant to Section 12 (g) of the Act:

                                 Title of Class
                         ------------------------------
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on June 30, 2004 was $86,272,571.

As of March 1, 2005, the registrant had 36,351,627 shares of Common Stock outstanding.

Documents Incorporated by Reference:  None

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


                                     PART I


ITEM 1.  BUSINESS.

GENERAL

iCAD(TM), Inc. ("iCAD" or the "Company") was incorporated in 1984 in the State of Delaware, as Howtek, Inc., and has sold and supported over 20,000 high quality, professional graphic arts, photographic and medical imaging systems worldwide. In 2001, iCAD elected to concentrate on its medical imaging and women's health businesses with an objective of expanding this business through increased product offerings. This goal was advanced in June 2002 with the acquisition of Intelligent Systems Software, Inc. ("ISSI"), a software company offering computer aided detection systems for breast cancer. Subsequently, on December 31, 2003, the Company acquired Qualia Computing, Inc., a privately held company based in Beavercreek Ohio, and its subsidiaries, including CADx Systems, Inc. (together "CADx"), bringing together two of the three companies approved by the US Food and Drug Administration ("FDA") to market computer aided detection of breast cancer solutions in the United States.

Our website is www.icadmed.com. We make available, free of charge, at this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission ("SEC"). The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. Unless the context otherwise requires, the terms "iCAD," "Company," "we," "our" and "us" means iCAD, Inc. and its consolidated subsidiaries.

iCAD develops, engineers, manufactures and markets computer aided detection ("CAD") products for the early detection of breast cancer and other health-care related applications. Early detection of breast cancer can save lives and often permits less costly, less invasive and less disfiguring cancer treatment options than when the cancer is detected at a later stage. CAD products from iCAD can detect up to 25% of breast cancers an average of 14 months earlier than screening mammography alone.

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

The Company's CAD systems include proprietary software technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer manufactured by the Company. iCAD also manufactures medical film digitizers for a variety of medical imaging and other applications. The Company manufactures and promotes the Company's film digitizer products to third party customers. The Company believes that iCAD's experience in providing film digitizers and software for medical picture archiving and communications and telemedicine applications contributes to the successful integration of the Company's CAD products into networked and digital mammography environments. The Company's headquarters is located in southern New Hampshire.


MARKET AND MARKET SHARE

Computer Assisted Detection is used to provide physicians with support in detecting breast cancer at an early stage. There is a need for devices that facilitate the early detection of breast cancer and other forms of cancer. For most cancers, the earlier treatment is rendered, the greater the likelihood of successfully managing the cancer. An American Cancer Society study showed that if breast cancer is detected while still localized and before metastasis spread, the five-year survival rate is 96.8% or better. If the cancer spreads regionally before treatment, the survival rate drops to around 75.9%. If there is distant metastasis, the survival rate drops to around 20.6%.

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

In the United States, approximately 9,100 facilities are accredited to provide mammography screening. To date, the Company estimates that approximately 2,300 CAD systems have been sold into this market. iCAD and CADx account for approximately 800 of these systems, including approximately 465 systems sold by the Company during 2004. During the fourth quarter of 2004, the Company sold a total of approximately 144 CAD systems. The Company believes its sales represented the majority of all computer aided detection of breast cancer systems sold during the fourth quarter of 2004, which would make iCAD the market leader in terms of unit shipments.

The Company believes that the large majority of CAD systems sold to date have been sold to higher case volume film-based mammography providers, a group that it estimates comprises less than one-third of the overall potential market for its products. The Company's Second Look(R) 200 system which entered commercial promotion in the third quarter of 2004, is designed to provide a solution for the balance of the market, where lower case volumes require a lower cost, easy to use CAD solution. The Company believes that the initial market response to the Second Look 200 and ClickCAD product has been favorable as demonstrated by the Company having shipped approximately 120 such systems in the second half of 2004.

Full Field Digital Mammography ("FFDM") systems, which eliminate the film used in conventional mammographic X-Rays, are now available from several vendors. These systems are expected to increase as a percentage of the installed base of mammography systems, as more clinics and women's health centers implement more fully digital imaging workflows. CAD technology, including the Company's, is applicable to mammographic images acquired through FFDM systems. In 2004 30% of the Company's sales, by revenue, were made for use with digital mammographic systems through its OEM partners and the Company believes that it is the current sales leader in this part of the market.

The Company's Howtek(TM) medical digitizer products are used in the Company's CAD systems, and marketed to third parties for use in the computer aided detection market, in teleradiology and in medical image storage and management networks known as Picture Archiving and Communications Systems ("PACS"). Sales in this product area declined from 2003 to 2004, and are expected to continue to decline as a result of a shift in the focus of the Company's digitizer and hardware support activities to enhancement of the Company's own products for early detection of cancer.

iCAD COMPUTER AIDED DETECTION TECHNOLOGY AND PRODUCTS

The Company's CAD systems operate by analyzing multiple features and characteristics of a screening or diagnostic mammogram to recognize, identify and "mark" those combinations of features that may represent cancer. The system then presents the radiologist with a computerized "Second Look", or second opinion, helping to reduce overlooked cancers by an estimated 23%-28%. This analysis is accomplished by iCAD's cancer detection software, which encapsulates the knowledge from thousands of mammography cases that were presented during the product's development to "learn" the important distinguishing characteristics of cancerous versus normal tissue.

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

Other innovations incorporated into the Company's CAD products include the first use of bar code labels to improve workflow and reduce errors in case tracking; the first system to use the facility's own barcodes to identify and link to CAD results; the first system to integrate with a Mammography Information System, the first CAD system to offer an HL-7 data format interface to the medical facility's information system; the first CAD system supporting open architecture, standardized protocols and accessible data interfaces; the ability to share digitizers between CAD and medical PACS systems; and the first and only dual digitizer CAD system. iCAD also delivered the first digitizer designed for mammography and women's health applications; the first and only support for distributed patient databases, allowing remote scanning and remote access to patient information and test results; the first and only support for remote patient entry; the first bi-directional support for hospital and mammography information systems; the first leveraged operating lease for CAD systems; and the first fully-featured CAD system available at a price under $70,000.

The Company's technologies are also being applied to the early detection of breast cancer using ultrasound; the early detection of lung cancer utilizing low-dose spiral Computed Tomography (CT) and the early detection of colon cancer utilizing CT. With support provided through the FY 2004 and FY 2005 Defense Appropriations Bills, iCAD has begun collaboration with the Walter Reed Army Medical Center and the Windber Research Institute in Windber, PA, to develop and evaluate 3D CAD technology for breast imaging based on existing CAD and pattern analysis techniques for conventional mammograms. One objective of this research project is to use ultrasound imaging to reduce biopsies which prove to be unnecessary. Research programs in cardiovascular disease applications are also in the planning stages.

PRODUCTS

Primary product descriptions as of the first quarter of 2005 are as follows:

-------------------------- ---------- ----------------------------------------------------------------------- ---------------
                            Cases/                                                                              Suggested
iCAD Model(1)                Day                               Selected Benefits                              Retail Price
-------------------------- ---------- ----------------------------------------------------------------------- ---------------
Second Look(R)  200        Up to 20   Our stand-alone economical solution for lower volume, value oriented       $69,950
                                      customers seeking printed CAD results.

                                      o   Fully Automatic workflow and processing

                                      o   Compact, easy to use and easy to maintain.
-------------------------- ---------- ----------------------------------------------------------------------- ---------------
Second Look 300(2)         Up to 80   Our modular, extensible, network-ready solution for value-oriented         $79,950
                                      customers.

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

                                      o   Open platform Hub and spoke CAD architecture

                                      o   Multiple case-entry options

                                      o   Unsorted, continuous film-feed reduces errors

                                      o   Support for bar-coded workflows for productivity

                                      o   Optional Radiologist review stations available

                                      o   Optional ClearLook(TM)image characterization package
-------------------------- ---------- ----------------------------------------------------------------------- ---------------

----------
(1)   Specific designations subject to change

(2) The Second Look 300, announced in the fourth quarter of 2004, is expected to ship commercially in the first quarter of 2005. It replaces the Second Look 400 and Second Look 402 products, which have been discontinued.

-------------------------- ---------- ----------------------------------------------------------------------- ---------------
                            Cases/                                                                              Suggested
iCAD Model(1)                Day                               Selected Benefits                              Retail Price
-------------------------- ---------- ----------------------------------------------------------------------- ---------------
Second Look 500(3)         Up to 80   Our clinically advanced solution for customers seeking the best            $139,950
(Second Look)                         detection performance available, with immediate support for digital mammography.

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

                                      o   Simplified film loading

                                      o   Use of existing bar code labels provides patient record continuity

                                      o   Support for up to 12 films per patient ID ensures all films are on one record number

                                      o   "Stat" case sequencing provides immediate availability for selected cases

                                      o   Optional Radiologist review stations

                                      o   Optional ClearLook(TM) image characterization package

                                      o   Current accessories include PenRad, MRS and MagView mammography information system interfaces;

                                      o   Fully compliant DICOM file-save capability

                                      o   Optional CADStream(TM) MRI analysis using the same workstation(4)
-------------------------- ---------- ----------------------------------------------------------------------- ---------------
Second Look 700(5)         Up to 80   Our newest generation clinically advanced solution for customers           $139,950
                                      seeking the best detection performance available, with immediate support for digital mammography.

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

                                      o   Simplified film loading

                                      o   Use of existing bar code labels provides patient record continuity

                                      o   Support for up to 12 films per patient ID ensures all films are on one record number

                                      o   "Stat" case sequencing provides immediate availability for selected cases

                                      o   Optional Radiologist review stations

                                      o   Optional ClearLook(TM) image characterization package

                                      o   Current accessories include PenRad, MRS and MagView mammography information system interfaces;

                                      o   Fully compliant DICOM file-save capability

                                      o   Optional CADStream(TM) MRI analysis using the same workstation(6)
-------------------------- ---------- ----------------------------------------------------------------------- ---------------


----------
(3) The Company expects to replace the Second Look 500 product with the Second Look 700 product in the first quarter of 2005.

(4)   In this configuration the product is referred to as the Second Look 500M.

-------------------------- ---------- ----------------------------------------------------------------------- ---------------
                            Cases/                                                                              Suggested
iCAD Model(1)                Day                               Selected Benefits                              Retail Price
-------------------------- ---------- ----------------------------------------------------------------------- ---------------
Second Look Digital         Varies    Our solution for Digital Mammography.                                       $Price
                              by
                            Digital   o   Integrated computer aided detection for General Electric              established
                            System        Healthcare Senographe Digital Mammography System; available from         by OEM
                                          GE Healthcare.

                                      o   Integrated computer aided detection for Fischer Imaging Corporation full-field Digital Mammography System; available from Fischer
                                          Imaging Corporation

                                      o   Integrated computer aided detection for Hologic, Inc. Digital
                                          Mammography System; available from Hologic, Inc.

                                      o   Support for additional digital mammography systems planned.
-------------------------- ---------- ----------------------------------------------------------------------- ---------------
MultiRAD(TM) Digitizer       N/A      Radiographic film digitizer for OEM, CAD, Picture Archiving and            $14,995-
                                      Communications (PACS) and telemedicine applications.                       $19,995
-------------------------- ---------- ----------------------------------------------------------------------- ---------------
Fulcrum(TM) Digitizer        N/A      Radiographic film digitizer for OEM and CAD applications.                  $21,995
-------------------------- ---------- ----------------------------------------------------------------------- ---------------


MARKETING & SALES

MARKETING

The Company competes aggressively in three definable divisions of the CAD market. In the higher case volume, film-based part of the market, its Second Look 500 and Second Look 700 CAD solutions are marketed on the basis of clinical superiority, productivity and value. The Company's competitor in this sector, historically the brand and market leader by virtue of a substantially longer period in the market and a substantially greater investment in advertising, marketing, and promotion, has in many cases been selected by a CAD purchaser without considering any alternatives. By coupling broader and more effective product distribution with improved marketing, including effective communication of the message that iCAD now offers more CAD alternatives than any other vendor, the Company believes that it has improved its market share in this division.

In the lower case volume, film-based division of the CAD market, where price and ease of use are key buying factors, the Company believes it is well positioned with its Second Look 200 product and its announced introduction of its Second Look 300 system which has DICOM networking capabilities. The Company has secured a leading market share in this market area.

iCAD believes that the Second Look 200 is a category-defining CAD system, in the sense that it is the first product on the market that allows lower-volume clinics to provide CAD services to women on a cost-effective basis. The Second Look 200 is simple to operate and self-training in nature, and has been designed to fit within the limited space requirements of smaller mammography clinics.


--------------------------------------------------------------------------------
(5) The Second Look 700 is expected to begin shipping in the first quarter of 2005, at which time it will supersede and replace the Second Look 500 product.

(6)   In this configuration the product is referred to as the Second Look 700M.

The Second Look 200 is also made available to mammography facilities that cannot afford the outright purchase of a CAD system, through a simple `fee-per-procedure' program that the Company has branded ClickCAD(TM). Under the ClickCAD program, the Company installs Second Look 200 systems in qualified mammography clinics at little or no up-front capital cost. The clinics then pay iCAD a fee approximating $8.00 for each CAD procedure performed, an amount that represents less than half of the current standard $19.13 Federal reimbursement rate for CAD procedures. The Company believes that its ClickCAD program allows budget-constrained mammography clinics to improve the health care delivered to women at risk, strengthen their marketing position in attracting and keeping patients concerned about breast cancer, reduce the legal risks associated with failure to detect early-stage cancers, and increase their net revenues.

The Company believes that it has gained current sales leadership in the digital mammography division of the CAD market through OEM sales relationships with General Electric Medical Systems and Fischer Imaging Corporation, and new OEM sales relationships with Hologic, Inc., Siemens Medical Systems and with IMS Giotto. The Company's objective in this market sector is to provide exceptional support and service to its OEM customers and their end users, while continuing to expand product offerings and OEM sales channels.


SALES

iCAD Second Look products are now distributed nationally, on a non-exclusive basis, by SourceOne HealthCare Technologies, Inc., by Fusion Sales Partners, and by additional independent resellers. In the first quarter of 2005, Hologic, Inc. began promotion of the Company's Second Look 200 product on a private label basis.

SourceOne Healthcare Technologies, Inc. ("SourceOne") is the largest distributor of healthcare imaging equipment, supplies, accessories and services in the United States, and a supplier to all major medical group purchasing organizations, or GPOs. SourceOne was previously the primary sales channel for CAD products offered by R2 Technologies, Inc., the Company's competitor. Overall, SourceOne has sold and installed some 400 CAD systems for all of the companies that it has acted as a distributor, representing 25%-35% of all film-based CAD systems sold and installed in the United States, to date.

To effectively support iCAD's expanded field sales presence the Company has consolidated its field sales teams into nine geographic regions, each with a locally-based Regional Sales Manager responsible for all reseller and OEM sales activities in his or her region. The Company maintains a Strategic Accounts Sales Manager to work with and support OEM sales activities.

Internationally, the Company markets its products for digital mammography through its OEM partners. With the introduction of the Second Look 200 and the announcement and pending shipment of the Second Look 300, the Company believes it now offers the first affordable film-based solutions for characteristically price sensitive international markets, and has begun development of distribution relationships for these products in selected international territories.

COMPETITION

The medical equipment market is highly competitive and changes rapidly. Competitors in this market are highly sensitive to the introduction of new products and competitors. Other well known medical imaging equipment manufacturers have explored the possibility of introducing their own versions of CAD products into the market.

The Company currently faces direct competition from R2 Technology, Inc. which has received FDA approval to market its CAD systems for use in mammography screening and diagnostics and in lung cancer detection. Kodak, Inc. has recently received FDA approval for it to market a mammography CAD solution. Other vendors and competitors may market this competing Kodak product now that it has received FDA approval. Medicsight Inc. has received FDA approval to market certain computer assisted reading products which could compete with the Company's current and future computer aided detection products. The Company also expects that other potential manufacturers will receive FDA approval to market competing CAD products in the near future.


RISK FACTORS

The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect its operations. The following highlights some of the factors that have affected, and/or in the future could affect, its operations.

THE COMPANY HAS INCURRED SIGNIFICANT LOSSES SINCE INCEPTION AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO ACHIEVE AND SUSTAIN FUTURE PROFITABILITY.

The Company has incurred significant losses since its inception, much of which were attributable to the Company's former business lines. The Company incurred a net loss of approximately $828 thousand during the year ended December 31, 2004. There can be no assurance that the Company will be able to achieve profitability. The Company believes that it has sufficient resources to continue to operate and has made no adjustment to the Company's carrying values.

THE COMPANY'S MEDICAL DIGITIZER BUSINESS HAS BEEN ADVERSELY AFFECTED BY THE COMPANY'S ACQUISITION AND COMMERCIALIZATION OF A CAD PRODUCT LINE.

Prior to acquisition of a CAD product line, the Company promoted its medical digitizer line to a variety of current and prospective customers offering or seeking to offer their own CAD products. With the acquisition of a CAD product line, the Company has entered into a competitive or potentially competitive position with respect to such prospective customers, which has, in some cases, led prospective customers to seek alternative suppliers of medical digitizers. Moreover, since June 2002 the Company's development, engineering, and sales and marketing efforts have concentrated on CAD products and the Company has limited development and support of its medical digitizer product channels during this time. Sales of the Company's medical digitizer products have declined significantly from 2003 to 2004, and such sales are expected to continue to decline in 2005.

THE COMPANY MAY NEED ADDITIONAL FINANCING TO IMPLEMENT ITS STRATEGY AND EXPAND ITS BUSINESS.

The Company may need additional debt or equity financing beyond any amounts generally available to iCAD to pursue its strategy and increase sales in the medical markets or to finance its business. Any additional financing that the Company needs may not be available at all and, if available, may not be available on terms that are acceptable to the Company. The failure to obtain any additional financing on a timely basis, or on economically favorable terms, could prevent the Company from continuing its strategy or from responding to changing business or economic conditions, and could cause the Company to experience difficulty in withstanding adverse operating results or competing effectively.

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

The Company competes with a variety of companies for sales of its medical imaging products. As a result, discounting among manufacturers and distributors of the Company's products is intense. Increased price discounting could adversely affect the Company's gross margins and operating results. The Company cannot give any assurance that it will be able to effectively compete in the future or that it will not be required to discount its products to increase sales.

THE COMPANY'S PRODUCTS MAY BECOME OBSOLETE.

The Company's ability to compete effectively will depend, in large part, on its ability to offer state of the art products. The Company's competitors might develop and sell new products that are technically superior to the Company's current product line that could result in the Company's inability to sell existing products or its inability to sell its products without offering a significant discount. The Company cannot give any assurance that its products will not become obsolete in the future or that it will be able to upgrade its product line or develop and introduce new products if required.

THERE MAY BE INSUFFICIENT DEMAND FOR NEW PRODUCTS CURRENTLY BEING DEVELOPED BY THE COMPANY.

The Company's ability to grow depends in part on introduction of new products applying pattern recognition technologies to recognition and detection of lung cancer, colon cancer and other medical image interpretation applications. No current market exists for such products, and even if the Company markets such products in the future the demand for any such products may develop slowly, if at all. No private insurance or governmental reimbursements are currently authorized for procedures utilizing the Company's planned lung cancer detection and colon cancer detection products, and such reimbursements may not become available. The absence of insurance or reimbursements may significantly reduce demand for iCAD's planned products.

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

PROVISIONS OF THE COMPANY'S CORPORATE CHARTER DOCUMENTS AND DELAWARE LAW COULD DELAY OR PREVENT A CHANGE OF CONTROL.

The Company's certificate of incorporation authorizes the board of directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Company's board of directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. There are two series of preferred stock currently outstanding which have dividend and liquidation preferences over the Company's common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to a third party. In addition, the Company's certificate of incorporation provides for the classification of the Company's board of directors into three classes, as nearly equal in number as possible. One class of directors is elected at each annual meeting to serve a term of three years. At least two annual meetings of stockholders, instead of one, will be required to effect a change in a majority of the Company's board of directors. The ability of the Company's board of directors to issue preferred stock and the classification of the Company's board of directors into three separate classes, could discourage, delay, or prevent a takeover of the Company, thereby preserving control by the current stockholders.

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

THE PRICE OF THE COMPANY'S COMMON STOCK HAS BEEN AND COULD CONTINUE TO BE VOLATILE.

The Company's common stock is quoted on the NASDAQ SmallCap Market and has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the Company's common stock without regard to the operating performance. In addition, the trading price of the Company's common stock could be subject to significant fluctuations in response to actual or anticipated variations in the Company's quarterly operating results announcements by the Company or its competitors, factors affecting the medical imaging industry generally, changes in national or regional economic conditions, changes in securities analysts' estimates for the Company's competitors' or industry's future performance or general market conditions. The market price of the Company's common stock could also be affected by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the Company's industry.

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

THE COMPANY MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVAL FOR ANY OF THE OTHER PRODUCTS THAT IT MAY CONSIDER DEVELOPING.

The Company has received FDA approvals only for its currently offered CAD products. Before the Company is able to commercialize any other product, the Company must obtain regulatory approvals for each indicated use for that product. The process for satisfying these regulatory requirements is lengthy and will require the Company to comply with complex standards for research and development, testing, manufacturing, quality control, labeling, and promotion of products.

THE COMPANY'S PRODUCTS MAY BE RECALLED EVEN AFTER THEY HAVE RECEIVED FDA OR OTHER GOVERNMENTAL APPROVAL OR CLEARANCE.

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

CHANGES IN REIMBURSEMENT PROCEDURES BY MEDICARE OR OTHER THIRD-PARTIES MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

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

Reimbursements and health insurance systems in markets outside of the United States vary from country to country. If the Company is unable to qualify its products for reimbursement outside of the United States, the Company may not be able to gain international market acceptance for its products, even if iCAD promotes such products at reduced margins in an effort to achieve sales.

There is no guaranty that any of the products which the Company contemplates developing will become eligible for reimbursements or health insurance coverage in the United States or abroad at favorable rates or even at all or maintain eligibility.

THE SALES CYCLE FOR THE COMPANY'S PRODUCTS IS LENGTHY AND UNPREDICTABLE AND ITS QUARTERLY RESULTS ARE UNPREDICTABLE.

Many  of  the  customers  of  the  Company's   medical   imaging   products  are
institutional organizations, such as hospitals, with significant purchasing power and cyclical ordering practices. Although the Company's film based CAD systems are currently less expensive than the devices of its competitors, the purchase of an iCAD CAD system requires a material capital expenditure that will likely require approval of the Company's customers' senior management and result in a lengthy sales and purchase order cycle. Consequently, the Company may be unable to accurately estimate its manufacturing and support requirements. The Company's larger institutional customers may also demand discounted prices on the Company's products. As a result, the Company's actual sales may differ significantly from its estimated sales and the Company may incorrectly allocate its resources. If the Company is unable to accurately project sales and allocate corresponding resources, it may incur substantial fluctuations in its operating results for any given quarter.

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

Historically, a very high percentage of the Company's quarterly sales are made during the final month of each quarter, and often during the final weeks or days of the quarter. If any weather, natural disaster or other event interfered with, impeded or delayed completion of sales and shipments at the end of a quarter, the Company would be materially and adversely affected. For these reasons, among others, the Company is unable to determine quarterly performance, or to anticipate shortfalls or overachievement of quarterly plans and projections with any assurance in advance of completion of each quarter.

THE MEDICAL EQUIPMENT INDUSTRY IS LITIGIOUS, AND THE COMPANY HAS BEEN AND MAY BE SUED AGAIN FOR ALLEGEDLY VIOLATING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

The medical technology industry is characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, major medical software and device companies have used litigation against emerging growth companies as a means of gaining a competitive advantage.

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

THE COMPANY MAY BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY FOR WHICH THE COMPANY MAY NOT BE ABLE TO PROCURE SUFFICIENT INSURANCE COVERAGE.

The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical imaging devices. If available at all, product liability insurance for the medical device industry generally is expensive. Currently, the Company has liability insurance coverage which it deems appropriate for its current operations. No assurance can be given that this level of coverage will be adequate or that adequate insurance coverage will be available in sufficient amounts or at a reasonable cost in the future, or that a product liability claim would not have a material adverse effect on the Company.

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

The Company currently faces direct competition from R2 Technology, Inc., which received FDA approval to market its CAD systems for use in mammography screening and diagnostics and lung cancer detection. Kodak, Inc. has recently received FDA approval for it to market a mammography CAD solution. Other vendors and competitors may market this competing Kodak product now that it has received FDA approval. Medicsight Inc., has received FDA approval to market certain computer assisted reading products which could compete with the Company's current and future computer aided detection products. The Company also expects that other potential manufacturers will receive FDA approval to market competing CAD products in the future. We expect that as the market for CAD grows, other competitors may seek to introduce CAD products priced even lower than the Company's. Customers seeking a low-cost CAD solution may prefer a competitor's lower-priced product to iCAD's and may result in price cutting by iCAD which will reduce the Company's profit margin.

FUTURE SALES OF SHARES OF THE COMPANY'S COMMON STOCK COULD AFFECT THE MARKET PRICE OF ITS COMMON STOCK AND ITS ABILITY TO RAISE ADDITIONAL CAPITAL.

The Company has previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of the Securities Act, and may become freely tradable. In addition, shares of the Company's common stock issuable upon exercise of its outstanding convertible preferred stock and a substantial portion of the shares of common stock issuable upon conversion of its convertible debt are also eligible for sale under Rule 144. The Company has also registered for resale a substantial number of shares of common stock held by certain stockholders, including shares that are not currently eligible to be sold under Rule 144. The Company has also registered shares that are issuable upon the exercise of options and warrants. If holders of options or warrants choose to exercise their purchase rights and sell shares of common stock in the public market, or if holders of currently restricted common stock or common stock issuable upon conversion of the Company's preferred stock or convertible debt choose to sell such shares of common stock in the public market under Rule 144 or otherwise, or attempt to publicly sell such shares all at once or in a short time period, the prevailing market price for the Company's common stock may decline. Future public sales of shares of common stock may adversely affect the market price of the Company's common stock or its future ability to raise capital by offering equity securities.


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


PATENTS AND LICENSES

The Company has 17 patents covering its CAD and scanner technologies in the United States, which expire from December 2019 through October 2024. These patents help the Company maintain a proprietary position in these markets, but because of the pace of innovation in these fields it is difficult to determine the overall importance of these patents to the Company. These patents include a broad set of claims covering the combination of a computer analysis of mammography data with a human analysis of that same data in breast cancer detection. Additional claims have been granted for extensions of the same concept from mammography to other medical imaging applications.

The Company has 23 current patent applications pending domestically and internationally, and plans to file additional domestic and foreign applications when it believes such protection will benefit the Company. These patent applications relate to current and future uses of iCAD's computer aided detection and digitizer technologies and products. There is no assurance that additional patents will be obtained either in the United States or in foreign countries or that existing or future patents or copyrights will provide substantial protection or commercial benefit to the Company.

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

In February 2003 iCAD secured a Patent License to United States, Canadian, and Japanese patents owned by Scanis, Inc., which relate broadly to computer aided detection of breast cancer. Rights to a European patent application covering similar inventions are also included. In conjunction with the Patent License to iCAD, Scanis entered into a multi-year, exclusive digitizer supply agreement with a subsidiary of iCAD. In consideration for the Patent License from Scanis, the Company granted discounts to Scanis with respect to future purchases of the Company's digitizer products.

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


MAJOR CUSTOMERS

During the year ended December 31, 2004 the Company had sales of $6,871,412 and $4,983,683, or 29% and 21% of sales, to SourceOne Healthcare and General Electric Medical Systems, Inc., respectively. These were the Company's two major customers in 2004 with accounts receivable balances of $1,849,791 and $12,090, respectively, due from these customers at December 31, 2004. For the years ended December 31, 2003 and 2002 the Company had sales of $2,921,535 and $2,631,709, or 45% and 53% of sales, respectively, to Instrumentarium Imaging, Inc. and an accounts receivable balance of $156,003 and $1,190,990, respectively, due from this customer at December 31, 2003 and 2002.


MANUFACTURING, CUSTOMER SUPPORT AND SERVICE

The Company's New Hampshire facility is certified as a medical manufacturing facility by the FDA and complements two experienced contract manufacturing resources that the Company uses to manufacture and assemble its products. The Company has manufactured complex professional or medical products, directly and through contract, since 1986.

The Company provides an increasing range of customer support resources through its 24-hour on-line web site and a centralized customer help desk, which deals with customer questions and issues, manages return-to-factory service requests, and dispatches and monitors field service operations from 8AM to 8PM EST on business days.

ENGINEERING AND PRODUCT DEVELOPMENT

The Company  spent  $4,832,842,  $2,384,057,  and  $1,626,001  on  research  and development activities during the years ended December, 2004, 2003 and 2002, respectively. The research and development expenses for 2004 are primarily attributed to the development of the Company's Second Look 200, the Company's Fulcrum medical film digitizer, software development to support its CAD products and development of the Company's CAD software for CT Lung and CT Colon.


EMPLOYEES

On March 1, 2005 the Company had 72 full and part-time employees. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.


BACKLOG

The dollar amount of the Company's backlog, and orders believed to be firm, as of December 31, 2004 was approximately $22,000 as compared to approximately $863,000 on the corresponding date in 2003, of which approximately $755,000 of the backlog was a result of the merger with CADx. The reduction in backlog primarily reflects the improvement of the Company's ability in 2004 to promptly ship product after receipt of orders.



ENVIRONMENTAL PROTECTION

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.


FINANCIAL GEOGRAPHIC INFORMATION

The Company's sales are made to U.S. distributors and dealers, and to foreign distributors of computer and related products. Total export sales were approximately $1,331,000 or 6% of total sales in 2004, $289,000 or 4% of total sales in 2003 and $301,000 or 6% of total sales in 2002.

The Company's principal concentration of export sales was in Europe, which accounted for 78% of the Company's export sales in 2004, 23% in 2003 and 26% in 2002, with Australia accounting for 11% of the Company's export sales in 2004, 35% in 2003 and 17% in 2002. The balance of the export sales in 2004 was into Mexico, Jordan, Guam and Canada.

ITEM 2.  PROPERTIES

The Company's principal executive office is located at 4 Townsend West, Suite 17, Nashua, New Hampshire. The facility consists of approximately 9,000 square feet of manufacturing, research and development and office space and is leased by the Company pursuant to a lease which expires December 31, 2006 at an annual rent of approximately $61,000. Additionally, the Company is required to pay utilities and provide insurance.

The Company leases a facility for its software research and development group located at 2689 Commons Blvd, Suite 100, Beavercreek, Ohio. The facility consists of approximately 26,000 square feet of research and development and office space and is leased by the Company pursuant to a lease, which expires in December 2010 at an annual rate of approximately $445,000. Additionally, the Company is required to pay utilities, common area maintenance, cleaning, security and provide insurance. The lease amount increases annually throughout the life of the lease. The lease may be renewed for two additional terms of five years each.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "ICAD". The following table sets forth the range of high and low sale prices for each quarterly period during 2004 and 2003.


Fiscal year ended                          High               Low
December 31, 2004                         -------            ------
-----------------
First Quarter                             $ 5.890            $3.050
Second Quarter                              4.540             3.140
Third Quarter                               4.000             3.100
Fourth Quarter                              5.290             2.490

Fiscal year ended
December 31, 2003
First Quarter                             $ 2.490            $1.400
Second Quarter                              2.440             1.630
Third Quarter                               3.300             1.920
Fourth Quarter                              6.610             2.510


As of March 1, 2005 there were 353 holders of record of the Company's Common Stock. In addition, the Company believes that there are in excess of 700 holders of the Common Stock whose shares are held in "street name".

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

See Item 12 for certain information with respect to the Company's equity compensation plans in effect at December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA


Selected Statement of Operations Data
                                                                         Year Ended December 31,
                                            -----------------------------------------------------------------------------
                                                 2004            2003            2002            2001            2000
                                            ------------    ------------    ------------    ------------    ------------
Sales                                       $ 23,308,462    $  6,520,306    $  5,000,184    $  4,835,297    $  7,793,517
Gross margin                                  16,775,166       3,578,643        (161,459)        898,891       1,900,027
Total operating expenses                     (17,042,385)    (11,662,396)     (9,208,664)     (3,439,557)     (3,595,661)
Loss from operations                            (267,219)     (8,083,753)     (9,370,123)     (2,540,666)     (1,695,634)
Interest expense - net                          (561,044)       (114,655)        (48,167)        (80,105)       (132,014)
Net loss                                        (828,263)     (8,198,408)     (9,418,290)     (2,620,771)     (1,827,648)
Net loss available to common stockholders       (961,263)     (8,342,666)     (9,566,340)     (2,775,821)     (2,896,520)
Net loss per share                                 (0.03)          (0.31)          (0.46)          (0.20)          (0.22)

Weighted average shares outstanding
     basic and diluted                        34,057,775      26,958,324      20,928,397      13,950,119      13,373,086


Selected Balance Sheet Data

                                                                           As of December 31,
                                              -------------------------------------------------------------------
                                                  2004          2003          2002          2001          2000
                                              -----------   -----------   -----------   -----------   -----------
Total current assets                          $14,289,588   $11,115,003   $ 3,116,665   $ 3,586,602   $ 5,082,016
Total assets                                   65,136,107    62,662,136    26,077,356     4,161,125     5,945,928
Total current liabilities                       5,990,562     7,761,506     4,313,690     2,003,807     2,143,873
Loans payable to related parties, including
   current portion                                300,000     3,630,000       200,000       500,000     1,400,000
Note payable, including current portion         3,375,000     4,608,390       173,916       178,870            --
Convertible Subordinated Debentures,
   including current portion                           --        10,000        10,000        10,000       117,000
Stockholders' equity                           56,970,545    47,895,630    21,455,276     2,039,557     2,902,055

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

OVERVIEW

iCAD develops,  engineers,  manufactures  and markets  computer aided  detection
(CAD) products for the early detection of breast cancer and other healthcare related applications. Early detection of breast cancer can save lives and often permits less costly, less invasive and less disfiguring cancer treatment options than when the cancer is detected at a later stage.

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

Following the acquisition of CADx, iCAD consolidated and positioned its current products, and reorganized and greatly expanded its sales channels. During 2004, the Company introduced and aggressively marketed and promoted its new, lower-cost Second Look 200(TM) solutions for the early detection of breast cancer, and its ClickCAD(TM) fee-per-procedure programs that seek to make CAD technology affordable and accessible to smaller volume mammography clinics and all women at risk of breast cancer.

As a result of the Company's acquisition of CADx, the Company entered the first quarter of 2004 with the operating expenses and cost structure of two companies, which are reflected in the first quarter loss. The Company reduced operating expenses from $5.3 million in the first quarter of 2004 to approximately $3.8 million in each of the second and third quarters of 2004, in part through a reduction in personnel from 110 at the beginning of the first quarter of 2004 to approximately 70 at the beginning of the second quarter of 2004. In the fourth quarter 2004, operating expenses increased slightly to $4 million primarily due to the increase in trade show and advertising expenses.

iCAD is the only independent, integrated digitizer hardware and CAD software company offering computer aided detection solutions for the detection of breast cancer and other healthcare related applications. As such, the Company is able to reduce costs at each step in the CAD product design, production and assembly process. The Company believes that its vertical integration of CAD and hardware development results in better integration of software and film digitizer components, lower production costs and reduced administrative overhead. These factors have allowed iCAD to enhance its CAD product line, while reducing the costs of the Company's CAD products to many customers and allowing more women to realize the benefits inherent in the early detection of breast cancer.

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


YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Sales. Sales of the Company's CAD and medical imaging products for the year ended December 31, 2004 were $23,308,462, compared with sales of CAD and medical imaging products for the year ended December 31, 2003 of $6,520,306. The sales increase during 2004 was due in large part to contributions from acquired CADx products and sales channels, which are not included in 2003 results. During 2004 iCAD concentrated its distribution development efforts on SourceOne Healthcare, Inc. (CADx' national distributor prior to iCAD's acquisition of CADx), and on selected complementary independent resellers.

During the first quarter of 2004, and as a result of its acquisition of CADx, multiple changes in its sales channels, sales management and organization, product naming, positioning and marketing were implemented. In connection with the consolidation of sales channels and product lines, the Company believes iCAD created the broadest and most comprehensive line of CAD products available in the industry and associated it with a single, well-recognized model brand "Second Look(R)".

In 2004 the Company believes that it has completed the transformation of iCAD from a manufacturer of printing and photo scanning equipment with limited growth opportunities, to a growing world leader in the much larger market for early detection of cancer solutions.

Factors that the Company expects will play a significant role in its potential sales growth and potential for profitability include the following:

      o Sales of early cancer detection products for film-based mammography by and through additional resellers;

      o Sales of additional products, especially the Company's lower price Second Look 200(TM) CAD breast cancer detection system;

      o Contribution from a fee per service program, which the Company calls ClickCAD(TM), and actively began promoting in the fourth quarter of 2004;

      o Sales of cancer detection products for digital mammography by and through additional OEM channels previously announced by the Company;

Gross Margin. Gross margin as a percentage of sales, for the year ended December 31, 2004, improved to 72% compared to 55% for the same period in 2003. The increase in gross margin was primarily due to increases in sales of higher margin products for digital mammography. Although there can be no assurance of its future gross margin rate, the Company expects that continued sales of its higher margin CAD products and increasing production economies and economies of scale resulting from the merger with CADx will support gross margins at comparable levels to those experienced in 2004. The Company further believes that increasing sales of products for digital mammography can contribute to increasing gross margins over time because these products are primarily software in nature and therefore, have lower cost than certain of the Company's prior products which had higher cost hardware components.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2004 increased to $4,832,842 from $2,384,057 in 2003. The increase in engineering and product development costs primarily results from the Company's addition, as a result of its acquisition of CADx, of a software technology development group to support its CAD products and new product development. The Company also redirected a portion of its research and engineering resources to accelerate the delivery of new iCAD products, such as applying iCAD's core CAD and clinical decision support technologies to additional medical applications. Additionally, during the first quarter of 2004 the Company took action following its merger with CADx to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in non-recurring engineering severance benefits and office closure expenses. Over the course of 2005, the Company expects engineering and product development costs to decline as a percentage of sales, as sales are expected to increase at a greater rate than product development costs.

The Company's technologies are also being applied to the early detection of breast cancer using ultrasound; the early detection of lung cancer utilizing low-dose spiral Computed Tomography (CT) and the early detection of colon cancer utilizing CT. With support provided through the FY 2004 and FY 2005 Defense Appropriations Bills, iCAD has begun collaboration with the Walter Reed Army Medical Center and the Windber Research Institute in Windber, PA, to develop and evaluate 3D CAD technology for breast imaging based on existing CAD and pattern analysis techniques for conventional mammograms. One objective of this research project is to use ultrasound imaging to reduce biopsies which prove to be unnecessary. Research programs in cardiovascular disease applications are also in the planning stages.

General and Administrative. General and administrative expenses for the year ended December 31, 2004 decreased by $2,313,611 or 31%, from $7,439,721 in 2003 to $5,126,110 in 2004. The decrease primarily results from the following non-recurring expenses recorded in 2003. During the third quarter of 2003 the Company recorded a one-time write off in the amount of $1,443,628 attributable to its distribution agreement with Instrumentarium Imaging, Inc., ("Instrumentarium"), which it assumed as part of the Company's acquisition of Intelligent Systems Software, Inc. in June 2002. This write-off came after assessing the performance of Instrumentarium and in light of the Company's implementation of alternative distribution channels, thereby eliminating the distribution agreement as a depreciating asset. Additionally, during the third quarter of 2003, the Company accounted for over $2,702,000 in non-recurring expenses related to the settlement of R2 Technology patent infringement litigation and related legal expenses.

Excluding  the  2003  write  offs  and  non-recurring   expenses,   general  and
administrative  expenses  increased  in  2004  due  to  increases  in  salaries, administrative costs and amortization of intangible assets of approximately $1,550,000, resulting from the Company's acquisition of CADx. Additional increases in general and administrative expenses, reflects approximately $50,000 in non-recurring severance benefits and other expenses associated with reductions of staff, in the first quarter of 2004, made possible by the combination of CADx and iCAD, a write-off of fixed assets relating to the closure of the iCAD office in Tampa, Florida and approximately $200,000 in consulting and accounting costs associated with the Company's compliance with
Section 404 of the Sarbanes-Oxley Act of 2002. The Company expects that overall general and administrative expenses will decline in 2005 as a percentage of sales, as sales are expected to increase at a greater rate than general and administrative expenses.

Marketing and Sales. Marketing and sales expenses increased from $1,838,618 in 2003 to $7,083,433 in 2004. The increase in marketing and sales expenses primarily results from the Company's addition, as a result of its acquisition of CADx, of sales, marketing and service organizations to support its CAD products and distribution channels. The Company took action following the merger to reduce its workforce, close its office in San Rafael, California, and eliminate duplication in marketing and other activities. The Company incurred approximately $200,000 in non-recurring marketing and sales severance benefits and office closure expenses in the first quarter of 2004. During the fourth quarter of 2004 the Company increased marketing and advertising expenses associated with trade show participation and increased advertising of new and existing products. In general, the Company expects marketing and sales expenses to decline in 2005 as a percentage of sales, as sales are expected to increase at a greater rate than marketing and sales expenses.

Interest Expense. Net interest for the year ended December 31, 2004 increased from $114,655 in 2003 to $561,044 in 2004. This increase is primarily due to the addition, as a result of iCAD's acquisition of CADx, of a 36-month secured promissory note in the amount of $4,500,000 to purchase CADx shares that were owned by two institutional investors.

Net (Loss). As a result of the foregoing, the Company recorded a net loss of ($828,263) or ($0.03) per share for the year ended December 31, 2004 compared to a net loss of ($8,198,408) or ($0.31) per share in 2003.


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

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2002 increased from $1,626,001 in 2002 to $2,384,057 in 2003. The increase in engineering and product development costs resulted primarily from the Company's addition, as a result of its acquisition of ISSI in June 2002, of the software technology development group to support its CAD products. Additionally, the increase is attributed to the development of the Company's new Second Look 200 (formerly the iCAD iQ(TM) model) and the Fulcrum medical film digitizer. With the completion of the merger with CADx on December 31, 2003, the Company expected that engineering and product development costs would increase in absolute terms in 2004 compared to 2003.

General and Administrative. General and administrative expenses for the year ended December 31, 2003 increased by $844,645, from $6,595,076 in 2002 to
$7,439,721 in 2003. The increase resulted from a write-off of $1,443,628 attributable to its distribution agreement with Instrumentarium Imaging, Inc., ("Instrumentarium"), which it assumed as part of the ISSI acquisition in 2002. This write-off came after assessing the performance of Instrumentarium in the third quarter 2003, and in light of the Company's implementation of alternative distribution channels, the Company elected to take a write-off, thereby eliminating the distribution agreement as a depreciating asset. Additionally, during the third quarter of 2003, the Company accounted for over $2,702,000 in non-recurring expenses related to the settlement of R2 patent infringement litigation and legal expenses. In the settlement agreement with R2 the Company agreed to the following:

      o A payment of $1,250,000 by the Company to R2, of which $1,000,000 was paid in September 2003 with the remaining deferred and payable in equal installments on a quarterly basis through December 2005.

      o The Company issued to R2 Technology 250,954 shares of iCAD Common Stock valued at $750,000.

      o The Company also agreed to pay R2 certain continuing royalties, which were to be based on the category and configuration of products sold by iCAD. Subsequent to the settlement, R2 agreed to accept an additional 75,000 shares of iCAD Common Stock valued at $466,200 in full satisfaction of any royalties it otherwise would have been entitled to receive under the settlement agreement.

      o Further, iCAD granted R2 a partial credit against potential future purchases by R2 of iCAD digitizers worth up to $2,500,000 over five years to encourage R2 to purchase film digitizers manufactured by iCAD. This partial credit was meant to provide a significant purchasing advantage to R2, while maintaining a reasonable profit margin and creating additional economies of scale for iCAD. The Company is not able to estimate the volume of future purchases by R2, if any. Any discount from future purchases will be recognized at the time of sale of products to R2

During 2003 the Company recorded approximately $702,000 in legal and related expenses associated with the R2 litigation. Since the Company's acquisition of ISSI in June 2002, the Company had recorded approximately $1,857,000 in legal and related expenses associated with the R2 litigation. General and Administrative for 2002 included a $2,800,000 non-cash charge associated with the acquisition of ISSI, and accrued settlement costs of $383,000 for an action brought against the Company by The Massachusetts Institute of Technology and Electronics for Imaging, Inc ("MITEI"). Both of these charges were non-recurring in 2003. The action brought by MITEI against the Company was dismissed in the second quarter of 2003 and the accrual of $383,000 was reversed.

Marketing and Sales. Marketing and sales expenses for the year ended December 31, 2003 increased 86% from $987,587 in 2002 to $1,838,618 in 2003. This increase was due primarily to the addition of sales support personnel engaged to develop a broad reseller channel for sale of the Company's CAD products, and advertising, direct mail, consulting, trade show and promotional expenses incurred in the third and fourth quarter of 2003.

Interest Expense. Net interest for the year ended December 31, 2003 increased 138% from $48,167 in 2002 to $114,655 in 2003. This increase was due primarily to an increase in loan balances.

Profit (Loss). As a result of the foregoing, the Company recorded a net loss of ($8,198,408) or ($0.31) per share for the year ended December 31, 2003 on sales of $6,520,306 compared to a net loss of ($9,418,290) or ($0.46) per share in 2002 on sales of $5,000,184.


LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate cash adequate to meet its requirements depends primarily on operating cash flow and the availability of a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $4,700,000 was available at December 31, 2004. The Loan Agreement expires January 4, 2006, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% with a minimum of 8%, (8% at December 31, 2004). During the fourth quarter of 2004 the Company received funds through the sales of 1,872,222 shares of its common stock for $4.50 per share in a private placement to institutional investors. A portion of the proceeds of this offering was used to repay $3,330,000 that the Company had previously borrowed from Mr. Howard pursuant to the Loan Agreement. The Company's current operating and financial projections and plans indicate that current liquidity and capital resources are sufficient to support and sustain operations through 2005. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

Working capital increased $4,945,529 to $8,299,026 at December 31, 2004 from $3,353,497 at December 31, 2003. The ratio of current assets to current liabilities at December 31, 2004 and 2003 was 2.4 and 1.4, respectively. These increases are primarily due to the private placement to institutional investors completed by the Company in December 2004.

Net cash used for operating activities for the year ended December 31, 2004 was $1,950,038 compared to $4,666,558 at December 31, 2003. The cash used in 2004 resulted primarily from the changes in accounts receivable, inventory and accounts payable as a result of the increase in sales. The net cash used in investing activities for the year ended December 31, 2004 was $472,638 compared to $1,468,194 in 2003. The cash used in investing activities included the addition of $347,680 for tooling, computer equipment, and leasehold improvements. Net cash provided by financing activities in the year ended December 31, 2004 was $5,329,788 compared to $10,144,774 in 2003. The cash provided by financing activities in 2004 was due to the net proceed of approximately $418,000 from the sale of 90,000 shares of the Company's common stock for $5.00 per share upon the exercise of certain investment rights that were granted to institutional investors in November 2003 in connection with the Company's private placement and net proceed of approximately $8,325,000 from the sale of 1,872,222 shares of the Company's common stock for $4.50 per share in December 2004 as described below. Additionally, approximately $1,098,000 was due to the issuance of common stock relating to exercise of stock options and warrants, offset by $4,563,000 in payments of notes payable.

On December 24, 2004, the Company sold 1,872,222 shares of its common stock for $4.50 per share in a private placement to institutional investors. The net proceeds to the Company for the 1,872,222 shares sold were approximately $8,325,000. In connection with these transactions the Company issued warrants to purchase 936,111 shares of the Company's common stock. The warrants are exercisable for a period of five years from the closing of the offering at an exercise price of $5.50 per share.

In the fourth quarter of 2003, the Company sold 1,260,000 shares of its common stock for $5.00 per share in a private placement to institutional investors. The Company also issued to such investors' additional investment rights to purchase up to an additional 315,000 shares of its common stock at $5.00 per share. The net proceeds to the Company for the 1,260,000 shares sold were approximately $5,919,000. In February 2004, a total of 90,000 shares of the Company's common stock were issued in connection with the exercise of certain additional investment rights issued in 2003. The remaining investment rights expired unexercised. The net proceeds to the Company for the 90,000 shares sold were approximately $418,000. Ladenburg Thalmann & Co. Inc. served as placement agent for these transactions for which it received compensation in the amount of approximately $404,000 and a five year warrant to purchase 67,200 shares of the Company's common stock at $5.00 per share.

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

-------------------------------------- -------------------------------------------------------------------------------
Contractual Obligations                Payments due by period
-------------------------------------- -------------------------------------------------------------------------------
                                                         Less than 1                                      More than
                                            Total           year          1-3 years       3-5 years        5 years
-------------------------------------- ---------------- -------------- --------------- --------------- ---------------
Long-Term Debt Obligations             $      3,675,000 $    1,500,000 $     2,175,000 $            -- $            --
-------------------------------------- ---------------- -------------- --------------- --------------- ---------------
Lease Obligations                      $      2,983,396 $      536,070 $     1,030,097 $       930,789 $       486,440
-------------------------------------- ---------------- -------------- --------------- --------------- ---------------
Total Contractual Obligations          $      6,658,396 $    2,036,070 $     3,205,097 $       930,789 $       486,440
-------------------------------------- ---------------- -------------- --------------- --------------- ---------------


EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123R) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The measured cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The provisions of this statement are effective for all employee equity awards granted on or after July 1, 2005 and to any unvested awards outstanding as of July 1, 2005. Retrospective application is permitted. The adoption of this statement is expected to have a material adverse impact on the Company's results of operations. The Company is currently assessing the transition method it will use upon adoption.

In December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Non-monetary
Assets", which eliminates the exception of fair value measurement for non-monetary exchanges of similar productive assets in existing accounting literature and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Financial Statements and Schedule attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, is responsible for the preparation and integrity of the Company's Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-(f)) for the Company and all related information appearing in this Annual Report on Form 10-K.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management of iCAD, Inc. has assessed the Company's internal control over financial reporting to be effective as of the end of December 31, 2004.

The assessment of the Company's management of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its report which is included below.

Changes in Internal Control Over Financial Reporting.

The Company's principal executive officer and principal financial officer also conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2004, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

To the Board of Directors and  Stockholders  of ICAD, Inc.
Nashua, New Hampshire

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under
Item 9A of iCAD, Inc's. Annual Report on Form 10-k for the fiscal year ended December 31, 2004, that iCAD, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/BDO Seidman, LLP

Boston, Massachusetts
March 14, 2005

ITEM 9B. OTHER INFORMATION

         Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


Name                Age     Position                                     Since
-----------------   ---     ------------------------------------------   ------
Robert Howard #      81     Chairman of the Board, and Director            1984
W. Scott Parr #      53     President, Chief Executive Officer,
                            and Director                                   1998
Annette Heroux       48     Vice President of Finance, Chief Financial
                            Officer                                        1999
James Harlan*        53     Director                                       2000
Maha Sallam*         38     Executive Vice President, Director             2002
Elliot Sussman*      53     Director                                       2002
George Farley+       66     Director                                       2004
Herschel Sklaroff+   69     Director                                       2004
Rachel Brem#         46     Director                                       2004
Thomas Shoup         53     Chief of Staff                                 2004
John DeBiase         45     Vice President of Sales & Marketing            2005
Samuel Ronci         60     Vice President of Operations                   2005


+ Class I Director,  current term  expires in 2006
* Class II Director,  current term expires in 2007
# Class III Director, current term expires in 2005

The Company's Certificate of Incorporation provides that the Company's Board of Directors is divided into three classes (Class I, Class II and Class III). At each Annual Meeting of stockholders, directors constituting one class are elected for a three-year term.

Robert Howard, the founder and Chairman of the Board of Directors of the Company, was the inventor of the first impact dot matrix printer. Mr. Howard was Chief Executive Officer of the Company from its establishment in 1984 until December of 1993. He was the founder, and from 1969 to April 1980 he served as President and Chairman of the Board, of Centronics Data Computer Corp. ("Centronics"), a manufacturer of a variety of computer printers. He resigned from Centronics' board of directors in 1983. From April 1980 until 1983, Mr. Howard was principally engaged in the management of his investments. Commencing in mid-1982, Mr. Howard, doing business as R.H. Research, developed the ink jet technology upon which the Company was initially based. Mr. Howard contributed this technology, without compensation, to the Company. Mr. Howard was Chairman of the Board of Presstek, Inc. ("Presstek"), a public company which has developed proprietary imaging and consumables technologies for the printing and graphic arts industries from June 1988 to September 1998 and served as Chairman Emeritus of the Board of Presstek from September 1998 to December 2000. Mr. Howard is Chairman of the Board of Ionatron, Inc. ("Ionatron") a public company involved in the development and marketing of directed energy weapon technology products.

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

James Harlan has been the Executive Vice President and Chief Financial Officer of HNG Storage Company, a natural gas storage, development and operations company since 1998. From 1991 to 1997 Mr. Harlan served as General Manager and Chief Financial Officer of Pacific Resources Group where he was responsible for the planning and financial development of various manufacturing and distribution businesses in Asia. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. Mr. Harlan is a director of Ionatron.

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

George Farley, a Certified Public Accountant, is currently a financial consultant, a position he has held since August 1999. From November 1997 to August 1999 Mr. Farley served as Chief Financial Officer and Director for Talk America, Inc (formerly Talk.com, Inc.). He previously held the position as National Director, Managing Partner of BDO Seidman, LLP, where he specialized in Capital Formation and Mergers and Acquisitions. In addition to his service as director at Talk America, he has held directorships at Preserver Insurance Group, Acorn Holding Corp., and is currently a director of Ionatron.

Dr. Herschel Sklaroff has been in private practice since 1966 and is currently involved in the establishment of the new Diagnostic and Preventive Medical Center at The Mount Sinai Hospital where he will serve as Associate Director. Dr. Sklaroff served his internship, medical residency and residency in Cardiology at The Mount Sinai Hospital of New York City where he was Chief
Resident. Dr. Sklaroff served, from 1980 to 1990 as Chief of Medical Consultation Services, and from 1978 to 1990 as Chief of General Medicine, both at The Mount Sinai Hospital.

Dr. Rachel Brem is currently the Director of Breast Imaging and Intervention, Professor of Radiology and the Vice-Chairman in the Department of Radiology at The George Washington University Medical Center, positions she has held since 2000. From 1991 to 1999 Dr. Brem was the Director of Breast Imaging at the John Hopkins Medical Center. Dr. Brem's research includes Minimally Invasive Breast Biopsy, New Technologies for the Earlier Diagnosis of breast cancer including Computer Aided Detection, as well as Nuclear Medicine Imaging of the Breast and Electrical Impedance Imaging of the Breast.

Thomas Shoup has been the Chief of Staff for the Company since December 2003. Mr. Shoup joined the Company with the acquisition of Qualia Computing, Inc., where he had served as Chief Operating Officer since December 2000. From 1996 to 2000 Mr. Shoup was President and COO of CAD CAM Inc., where he grew the company and negotiated the sale of this privately held business to a Canadian public enterprise. From 1985 to 1996 Mr. Shoup served as Base Civil Engineer for the US Air Force's largest continental installation, Wright-Patterson AFB, responsible over 20 million square feet of scientific, engineering and logistical facilities and a workforce in excess of 1,000 personnel.

John DeBiase the Company's Vice President of Sales & Marketing joined the Company in December 2003 with the acquisition of Qualia Computing, Inc., where he had served as Sales Manager since the beginning of December 2003. From 2000 until December 2003, Mr. DeBiase was President of Imaging Financial Solutions, a sales and distribution consulting company. From 1995 to 2000 Mr. DeBiase served as General Manager and Sales Vice-President of Physician Sales and Services' Diagnostic Imaging division, a national distributor of medical supplies.

Samuel Ronci the Company's Vice President of Operations joined the Company in December 2004. From 2000 to December 2004, Mr. Ronci was Vice President of Development for Elicon Multimedia, a web based company that promotes corporate presentations, to include web presentations, trade shows and product promotions. From 1987 to 2000 Mr. Ronci was President of Ronci Medical which later became Ronci Surgical, a Division of Minnesota Scientific Inc. Ronci Medical designed patient positioning equipment for various Arthroscopic surgical procedures.

The Company has an audit committee of the Board of Directors ("Audit Committee") consisting of Messrs. Harlan, Farley and Sussman. Each member of the Audit Committee is an "independent director" under the rules of the NASD and the
Company's Board has determined that James Harlan is the Audit Committee's financial expert under applicable rules of the Securities and Exchange Commission ("SEC") and NASD Marketplace Rules.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2004, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were timely complied with except that Form 3's for Messrs. Farley and Sklaroff and Ms. Brem were filed late; a Form 4 by Mr. Skalroff to report five sales of an aggregate of 6,081 shares of the Company's common stock was filed several days late; a Form 4 for Mr. Rogers with respect to 14 transactions relating to sales of an aggregate of 20,000 shares of the Company's common stock was filed one day late and late Form 4's were filed with respect to grants of employee stock options to Mr. Corbett and Rogers in February 2004 .

Code of Business Conduct and Ethics

The Company developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.
4 Townsend West
Nashua, NH 03063
Attention: Corporate Secretary

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides information on the compensation provided by the Company during fiscal years 2004, 2003 and 2002 to the persons serving as the Company's Chief Executive Officer during fiscal 2004 and the Company's most highly compensated executive officers serving at the end of the 2004 fiscal year ("the Named Persons"). Included in this list are only those executive officers whose total annual salary and bonus exceeded $100,000 during the 2004 fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                      Securities
                                                                      Underlying
Name and Principal Position                          Year   Salary($) Option(#)
---------------------------------------------------  ----   --------- ----------
W. Scott Parr
President, Chief Executive Officer, Director .....   2004     214,108       -0-
                                                     2003     191,600       -0-
                                                     2002     173,762   125,000

Maha Sallam
Executive Vice President, Director ...............   2004     125,000       -0-
                                                     2003     132,489       -0-

Annette Heroux
Vice President of Finance, Chief Financial Officer   2004     129,269       -0-
                                                     2003     111,814       -0-
                                                     2002      96,949    65,183

Steven Rogers (1)
Chief Scientific Officer .........................   2004     268,108   110,092


James Corbett (1)
Chief Commercial Officer .........................   2004     242,144   110,092


Peter Farrell (1)
EVP Sales and Marketing ..........................   2004     233,745    80,000


Thomas Shoup
Chief of Staff ...................................   2004     221,823    80,000


(1) Messrs. Rogers, Corbett and Farrell joined the Company with the acquisition of Qualia Computing, Inc. in December 2003 and served as Executive Officers of iCAD until their resignations in the first quarter of 2005.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted by the Company to the Named Persons in 2004.



                          Individual Grants                                                Potential
                       -----------------------------                                       Realizable Value at
                       Number of      Percent of                                           Assumed Annual
                       Securities     Total Options                                        Rates of Stock
                       underlying     Granted to         Exercise of                       Price  Appreciation
                       Options        Employees          Base Price      Expiration        for Option Term (2)
Name                   Granted(1)     in Fiscal Year     ($/Sh)             Date           5%($)      10%($)
--------------         ----------     --------------     ----------      -----------      -------    --------
Steven Rogers             110,092                  8%          5.28       02/23/2014      365,567    926,420

James Corbett             110,092                  8%          5.28       02/23/2014      365,567    926,420

Peter Farrell              80,000                  6%          5.28       02/23/2014      265,645    673,200

Thomas Shoup               80,000                  6%          5.28       02/23/2014      265,645    673,200

----------
(1) All of the foregoing options vest in installments at various times between February 23, 2005 and February 23, 2008.

(2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or non transferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the exercise of stock options during the Company's last completed fiscal year by each of the Named Persons and the fiscal year-end value of unexercised options.

                                                                   Number of
                                                                   Securities              Value of
                                                                   Underlying              Unexercised
                                                                   Unexercised             In-the Money
                                                                   Options at              Options at
                      Shares                                       FY-End (#)              FY-End($) (1)
                      Acquired on           Value                  Exercisable/            Exercisable/
Name                  Exercise (#)          Realized               Unexercisable           Unexercisable
-----------------     -----------           --------               -------------------     -------------------
W. Scott Parr                   0                  0               531,518 /       -0-     1,644,783 /     -0-
Maha Y. Sallam                  0                  0               156,250 /       -0-       304,438 /     -0-
Annette L. Heroux               0                  0               107,373 /    6,727        294,321 / 19,643
Steven Rogers                   0                  0               -0- /      110,092             -0- /    -0-
James Corbett                   0                  0               -0- /      110,092             -0- /    -0-
Peter Farrell                   0                  0               -0- /       80,000             -0- /    -0-
Thomas Shoup                    0                  0               -0- /       80,000             -0- /    -0-


----------
(1) Based upon the closing price of the Common Stock on December 31, 2004, of $4.47 per share.

The Company does not have any employment agreements with its executive officers.

SEPARATION AGREEMENT WITH FORMER OFFICER

On February 16, 2005, the Company entered into a separation agreement and release with Dr. Steven K. Rogers (the "Agreement") in connection with Dr. Rogers' resignation as Chief Scientific Officer and Director of the Company. Dr. Rogers was formerly President and Chief Executive Officer of Qualia Computing, Inc., a company acquired by the Company in December, 2003. Pursuant to the Agreement, the Company and Dr. Rogers agreed to negotiate a consulting agreement (the "Consulting Agreement") under which Dr. Rogers is expected to serve as the Company's Chief Consulting Scientist. The Consulting Agreement is expected to provide for a one-year term which may be terminated upon 30 days written notice by (i) Dr. Rogers for any reason or (ii) the Company for just and reasonable cause. The Company expects to engage Dr. Rogers for three-quarters of his time during the first six months of the term and to pay Dr. Rogers $11,875 per month during this period. The Company expects to engage Dr. Rogers for two-thirds of his time during the subsequent six months of the term and to pay Dr. Rogers $10,555 per month during this period. During the period of the Consulting Agreement and for a period of two years thereafter, Dr. Rogers has reaffirmed his previous agreements not to compete with the Company, not to solicit employees of the Company, and not to disclose confidential information of the Company. The Company and Dr. Rogers indicated the change in roles would permit Dr. Rogers to commit a portion of his time to academic activities and research unrelated to the Company's business.

         Subsequent to Dr. Rogers' resignation from the Company, Dr. Rogers sold 474,550 shares of common stock of the Company held by him, and Dr. Rogers has agreed to sell 486,204 shares of common stock of the Company held by him, representing the remainder of shares of the stock of the Company owned by him, to a purchaser or purchasers agreed to by the Company. The Company has agreed to file a registration statement covering the resale of such shares by the purchaser or purchasers.


                            COMPENSATION OF DIRECTORS

The Company does not pay cash compensation to members of its board of directors for their services as board members. The Company does reimburse members of the board for out-of-pocket expenses incurred for attendance at board and board committee meetings.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is responsible for, among other things, assisting the Board in overseeing the Company's executive compensation strategy and reviewing and approving the compensation of the Company's executive officers. The current members of the Compensation Committee are: Elliot Sussman, Chairperson; Rachel Brem; and James Harlan.
During 2004 none of the executive officers of the Company served on the Board of Directors or Compensation Committee of any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the Common Stock, Series A and Series B Convertible Preferred Stock of the Company owned on March 1, 2005, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock (ii) each Named Person (iii) each director of the Company, and (iv) all current executive officers and directors as a group. The table also provides information regarding beneficial owners of more than 5% of the outstanding shares of the Company's Series A and Series B Convertible Preferred Stock. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 4 Townsend West, Suite 17, Nashua, New Hampshire 03063.


                                                    Number of Shares
Name and Address of              Title              Beneficially                     Percentage
Beneficial Owner                 of Class           Owned (1) (2)                    of Class
----------------------------     --------           --------------                   ----------
Robert Howard                    Common                  4,971,720 (3)                     13.6%
  145 East 57th Street
  New York, New York 10022
Maha Sallam                      Common                  2,053,570 (4)                      5.6%

Donald Chapman                   Common                  1,874,697 (5)                      5.0%
  8650 South Ocean Drive         Preferred Series A          4,600                         74.8%
  Jenson Beach, FL  34957        Preferred Series B            680                         52.9%
Steven Rogers                    Common                    853,777 (6)                      2.3%

W. Scott Parr                    Common                    656,812 (7)                      1.8%
                                 Preferred Series A            550                          8.9%
                                 Preferred Series B             50                          3.9%
Edgar Ball                       Preferred Series B            200                         15.6%
  PO Box 560726
  Rockledge, FL  32956
John McCormick                   Preferred Series A          1,000                         16.3%
  11340 SW Aventine Circus
  Portland, OR  97219
Dr. Herschel Sklaroff            Common                     66,533 (8)                         *
  1185 Park Avenue               Preferred Series B            100                          7.8%
  New York, NY  10128
John Westerfield                 Preferred Series B            100                          7.8%
  4522 SW Bimini Circle N.
  Palm City, FL  34990
Dr. Rachel Brem                  Common                     15,000 (9)                         *
George Farley                    Common                     15,000 (10)                        *
James Harlan                     Common                    156,000 (11)                        *
Dr. Elliot Sussman               Common                     33,000 (12)                        *
James Corbett                    Common                     27,523 (13)                        *
Peter Farrell                    Common                     20,000 (14)                        *
Annette Heroux                   Common                    112,373 (15)                        *
Thomas Shoup                     Common                    227,069 (16)                        *
All current executive officers   Common                  8,321,327 (3), (4), &             22.2%
and directors as a group                                           (6) through (16)
 (12 persons)
                                 Preferred Series A            550                          8.9%
                                 Preferred Series B            150                         11.7%

----------
* Less than one percent

1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2005, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner's percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 1, 2005, have been exercised.

2) Unless otherwise noted, the Company believes that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3) Includes options to purchase 10,000 shares of the Company's Common Stock at $1.72 per share and 15,000 shares at $2.76 per share, 54,557 shares of the Company's Common Stock pursuant to Convertible notes issued to Mr. Howard pursuant to the Loan Agreement with the Company and 20,000 shares beneficially owned by Mr. Howard's wife.

4) Includes options to purchase 56,250 shares of the Company's Common Stock at $0.80 per share, 100,000 shares at $3.49 per share and also includes 183,625 shares beneficially owned by Dr. Sallam's husband.

5) Includes 28,000 shares owned by Mr. Chapman's wife, 460,000 shares of Common Stock issuable upon conversion of 4,600 shares of Series A Convertible Preferred Stock and 340,000 shares of Common Stock issuable upon conversion of 680 shares of Series B Convertible Preferred Stock owned by Mr. Chapman.

6) Includes options to purchase 27,523 shares of the Company's Common Stock at $5.28 per share.

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

8) Includes options to purchase 15,000 shares of the Company's Common Stock at $3.35 per share. Also, includes 50,000 shares of Common Stock issuable upon conversion of 100 shares of Series B Convertible Preferred Stock.

9) Includes options to purchase 15,000 shares of the Company's Common Stock at $3.35 per share.

10) Includes options to purchase 15,000 shares of the Company's Common Stock at $3.35 per share.

11) Includes options to purchase 25,000 shares of the Company's Common Stock at $1.75 per share and 50,000 shares at $1.55 per share.

12) Includes options to purchase 15,000 shares of the Company's Common Stock at $1.55 per share.

13) Includes options to purchase 27,523 shares of the Company's Common Stock at $5.28 per share.

14) Includes options to purchase 20,000 shares of the Company's Common Stock at $5.28 per share.

15) Includes options to purchase 6,600 shares of the Company's Common Stock at $0.81 per share, 3,000 shares at $0.95 per share, 23,317 shares at $1.13 per share, 13,456 shares at $1.55 per share, 1,000 shares at $1.72 per share, 35,000 shares at $1.75 per share and 25,000 shares at $2.69 per share.

16) Includes options to purchase 20,000 shares of the Company's Common Stock at $5.28 per share.


Equity Compensation Plan

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2004.

                                                                                          Number of securities
                                                                                        remaining available for
                                 Number of securities to be      Weighted-average        issuance under equity
                                   issued upon exercise of      exercise price of    compensation plans (excluding
                                    outstanding options,       outstanding options,     securities reflected in
                                     warrants and rights       warrants and rights            column (a))
                                 --------------------------    -------------------   -----------------------------
Plan Category:
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders:             3,914,511                   $3.04                    1,036,612
------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             1,010,311                   $5.54                       -0-
approved by security holders
(1):
------------------------------------------------------------------------------------------------------------------
Total                                     4,924,822                   $3.55                     1,036,612
------------------------------------------------------------------------------------------------------------------

(1) Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders. These options and warrants are five years in duration, expire at various dates between February 28, 2005 and November 24, 2008, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 8 of Notes to the Consolidated Financial Statements for a description of the Company's Stock Option Plans.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires January 4, 2006, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% with a minimum of 8%, (8% at December 31, 2004). Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion.

In December 2004 the Company repaid Mr. Howard $3,330,000 pursuant to the Loan Agreement. As of December 31, 2004, $300,000 was owed by the Company to Mr. Howard and the Company had $4,700,000 available for future borrowings under the Loan Agreement.

On February 16, 2005, the Company entered into a separation agreement and release with Dr. Steven K. Rogers in connection with Dr. Rogers' resignation as Chief Scientific Officer and Director of the Company. Dr. Rogers was formerly President and Chief Executive Officer of Qualia Computing, Inc., a company acquired by the Company in December, 2003. See Item 11. Executive Compensation - Separation Agreement with Former Officer


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, the review of the financial statements included in the Company's Forms 10-QSB and consents issued in connection with the Company's filings on Form SB-2 for 2004 and 2003 totaled $155,297 and $71,550, respectively.

AUDIT-RELATED FEES. The aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, for the years ended December 31, 2004 and 2003, and are not disclosed in the paragraph captions "Audit Fees" above, were $24,000 and $46,323, respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2004. Consistent with the Audit Committee's responsibility for engaging the Company's independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee pre-approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to pre-approve any services arising during the year that were not pre-approved by the Audit Committee. Services pre-approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee pre-approved the foregoing audit services provided by BDO Seidman, LLP.

No tax fees or other fees were paid to BDO Seidman, LLP for the years ended December 31, 2004 and 2003

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

            i.    Financial Statements - See Index on page 54.

            ii. Financial Statement Schedule - See Index on page 54. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

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

            10(b) Letter  Agreement dated June 28, 2002,  amending the Revolving
                  Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10(b) to the Registrant's Report on Form 10-K for the year ended December 31, 2002].

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

            10(h) 1993 Stock Option Plan [incorporated by reference to Exhibit A to the Registrant's proxy statement on Schedule 14-A filed with the Securities and Exchange Commission on August 24, 1999].*

            10(i) 2001 Stock Option Plan  [incorporated  by reference to Annex A of the Registrant's proxy statement on Schedule 14-A filed with the Securities and Exchange Commission on June 29, 2001].*

            10(j) 2002 Stock Option Plan  [incorporated  by reference to Annex F to the Registrant's Registration Statement on Form S-4 (File No. 333-86454)].*

            10(k) Addendum No. 16,  extending  the  Revolving  Loan and Security
                  Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987.

            10(l) License  Agreement  between  Scanis,  Inc. and the  Registrant dated February 18, 2003 [incorporated by reference to Exhibit 10(m) to the Registrant's Report on Form 10-K for the year ended December 31, 2002].**

            10(m) 2004  Stock  Incentive  Plan  [incorporated  by  reference  to
                  Exhibit B to the  Registrant's  definitive  proxy statement on
                  Schedule 14A filed with the SEC on May 28, 2004].*

            10(n) Form of Option  Agreement  under the  Registrant's  2001 Stock
                  Option Plan [incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

            10(o) Form of Option  Agreement  under the  Registrant's  2002 Stock
                  Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

            10(p) Form of Option  Agreement  under the  Registrant's  2004 Stock
                  Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

            10(q) Form of warrant  issued to  investors in  connection  with the
                  Registrant's December 15, 2004 private financing.

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

      (b)   Exhibits - See (a) iii above.

      (c)   Financial Statement Schedule - See (a) ii above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ICAD, INC.
Date: March 15, 2005

                                 By: /s/  W. Scott Parr
                                    --------------------------------------------
                                    W. Scott Parr
                                    President, Chief Executive Officer, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                           Date
---------------------------------   ------------------------------  --------------

/s/  Robert Howard                  Chairman of the
---------------------------------   Board, Director                 March 15, 2005
Robert Howard

/s/  W. Scott Parr                  President, Chief Executive
---------------------------------   Officer, Director (Principal    March 15, 2005
W. Scott Parr                       Executive Officer)

/s/  Annette Heroux                 Vice President of Finance,
---------------------------------   Chief Financial Officer
Annette Heroux                      (Principal Accounting Officer)  March 15, 2005

/s/  James Harlan                   Director                        March 15, 2005
---------------------------------
James Harlan

/s/  Maha Sallam                    Director                        March 15, 2005
---------------------------------
Maha Sallam

/s/  Elliot Sussman                 Director                        March 15, 2005
---------------------------------
Elliot Sussman

/s/  George Farley                  Director                        March 15, 2005
---------------------------------
George Farley

/s/  Herschel Sklaroff              Director                        March 15, 2005
---------------------------------
Herschel Skalroff

/s/  Rachel Brem                    Director                        March 15, 2005
---------------------------------
Rachel Brem

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page

Report of Independent Registered Public Accounting Firm                       55


Consolidated Balance Sheets
   As of December 31, 2004 and 2003                                           56


Consolidated Statements of Operations
   For the years ended December 31, 2004, 2003 and 2002                       57


Consolidated Statements of  Stockholders' Equity
  For the years ended December 31, 2004, 2003 and  2002                       58


Consolidated Statements of Cash Flows
  For the years ended December 31, 2004, 2003 and 2002                        59

Notes to Consolidated Financial Statements                                 60-84

Schedule II - Valuation and Qualifying Accounts and Reserves                  85

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iCAD, Inc., Nashua, New Hampshire


We have audited the accompanying consolidated balance sheets of iCAD, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICAD, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31,2004 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



BDO Seidman, LLP

Boston, Massachusetts
March 14, 2005
                                     iCAD, INC. AND SUBSIDIARIES

                                     Consolidated Balance Sheets

                                                                       December 31,     December 31,
                                                                      -------------    -------------
                               Assets                                      2004             2003
                                                                      -------------    -------------
Current assets:
  Cash and cash equivalents                                           $   8,008,163    $   5,101,051
  Trade accounts receivable, net of allowance for doubtful
accounts of $450,000 in 2004 and $105,000 in 2003                         5,006,333        3,343,296
  Inventory                                                               1,013,806        2,123,642
  Prepaid and other current assets                                          261,286          547,014
                                                                      -------------    -------------
      Total current assets                                               14,289,588       11,115,003
                                                                      -------------    -------------

Property and equipment:
  Equipment                                                               2,078,306        1,825,147
  Leasehold improvements                                                     37,904           26,489
  Furniture and fixtures                                                    135,544          133,562
                                                                      -------------    -------------
                                                                          2,251,754        1,985,198
  Less accumulated depreciation and amortization                            944,121          717,635
                                                                      -------------    -------------
      Net property and equipment                                          1,307,633        1,267,563
                                                                      -------------    -------------

Other assets:
  Patents, net of accumulated amortization                                  302,644          379,178
  Technology intangibles, net of accumulated amortization                 4,964,090        5,580,172
  Tradename, distribution agreements and other,
net of accumulated amortization                                             756,867        1,115,000
  Goodwill                                                               43,515,285       43,205,220
                                                                      -------------    -------------
      Total other assets                                                 49,538,886       50,279,570
                                                                      -------------    -------------

      Total assets                                                    $  65,136,107    $  62,662,136
                                                                      =============    =============

                Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                    $   2,006,500    $   3,979,488
  Accrued interest                                                          671,154          333,652
  Accrued salaries and other expenses                                     1,373,191        1,988,476
  Deferred revenue                                                          439,717          216,500
  Convertible subordinated debentures                                            --           10,000
  Current maturities of notes payable                                     1,500,000        1,233,390
                                                                      -------------    -------------
      Total current liabilities                                           5,990,562        7,761,506

Loans payable to related party                                              300,000        3,630,000
Notes payable, less current maturities                                    1,875,000        3,375,000
                                                                      -------------    -------------
      Total liabilities                                                   8,165,562       14,766,506
                                                                      -------------    -------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $ .01 par value:  authorized
    1,000,000 shares; issued and outstanding
     7,435 in 2004 and 2003, with the aggregate liquidation value
     of $1,257,500 in 2004 and 2003, plus 7% annual dividend                     74               74
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 36,410,170 in 2004
    and 33,704,809 shares in 2003; outstanding
    36,342,294 in 2004 and 33,636,933 shares in 2003                        364,101          337,048
  Additional paid-in capital                                            130,271,515      120,395,390
  Accumulated deficit                                                   (72,714,881)     (71,886,618)
  Treasury stock at cost (67,876 shares)                                   (950,264)        (950,264)
                                                                      -------------    -------------
      Total Stockholders' equity                                         56,970,545       47,895,630
                                                                      -------------    -------------

      Total liabilities and stockholders' equity                      $  65,136,107    $  62,662,136
                                                                      =============    =============

See accompanying notes to consolidated financial statements.

                                    iCAD, INC. AND SUBSIDIARIES

                               Consolidated Statements of Operations


                                                              For the Years Ended December 31,
                                                      --------------------------------------------
                                                          2004            2003            2002
                                                      ------------    ------------    ------------
Sales                                                 $ 23,308,462    $  6,520,306    $  5,000,184
Cost of sales                                            6,533,296       2,941,663       5,161,643
                                                      ------------    ------------    ------------
Gross margin                                            16,775,166       3,578,643        (161,459)
                                                      ------------    ------------    ------------
Operating expenses:
  Engineering and product development                    4,832,842       2,384,057       1,626,001
  General and administrative                             5,126,110       7,439,721       6,595,076
  Marketing and sales                                    7,083,433       1,838,618         987,587
                                                      ------------    ------------    ------------
      Total operating expenses                          17,042,385      11,662,396       9,208,664
                                                      ------------    ------------    ------------
Loss from operations                                      (267,219)     (8,083,753)     (9,370,123)

Interest expense - net (includes $287,840, $102,555
   and $26,761, respectively, to related parties)         (561,044)       (114,655)        (48,167)
                                                      ------------    ------------    ------------
Net loss                                                  (828,263)     (8,198,408)     (9,418,290)

Preferred dividends                                        133,000         144,258         148,050
                                                      ------------    ------------    ------------
Net loss available to common stockholders             $   (961,263)   $ (8,342,666)   $ (9,566,340)
                                                      ============    ============    ============
Net loss per share
       Basic and diluted                              $      (0.03)   $      (0.31)   $      (0.46)

Weighted average number of shares used in
  computing loss per share
     Basic and diluted                                  34,057,775      26,958,324      20,928,397


See accompanying notes to consolidated financial statements.

                                                     iCAD, INC. AND SUBSIDIARIES

                                           Consolidated Statements of Stockholders' Equity


                                   Preferred Stock            Common Stock
                              ------------------------  ------------------------  Additional
                                 Number of                 Number of               Paid-in     Accumulated   Treasury  Stockholders'
                              Shares Issued  Par Value  Shares Issued  Par Value    Capital     Deficit       Stock      Equity
                              -------------  ---------  -------------  --------- ------------ ------------  ---------  ------------
Balance at December 31, 2001          9,550  $      96     15,241,833  $ 152,418  $57,107,227 $(54,269,920) $(950,264) $  2,039,557

Issuance of common stock
 pursuant to incentive stock
 option plan                             --         --        150,454      1,505      159,004           --         --       160,509

Issuance of common stock
 relative to conversion of
 loan payable to related
 parties                                 --         --        215,517      2,155      497,845           --         --       500,000

Issuance of common stock
 relative to conversion of
 preferred stock                     (1,000)       (10)       100,000      1,000         (990)          --         --            --

Issuance of common stock to
 investor                                --         --        250,000      2,500      497,500           --         --       500,000

Issuance of common stock
 relative to merger                      --         --     10,400,000    104,000   27,569,500           --         --    27,673,500

Issuance of common stock for
 payment of dividends to
 investors                               --         --         60,320        603      147,447           --         --       148,050

Preferred stock dividends                --         --             --         --     (148,050)          --         --      (148,050)

Net loss                                 --         --             --         --           --   (9,418,290)        --    (9,418,290)
                              -------------  ---------  -------------  --------- ------------ ------------  ---------  ------------
Balance at December 31, 2002          8,550         86     26,418,124    264,181   85,829,483  (63,688,210)  (950,264)   21,455,276

Issuance of common stock
 pursuant to incentive stock
 option plan                             --         --        616,640      6,166      855,134           --         --       861,300

Issuance of common stock
 relative to payment of
 accounts payable                        --         --        600,000      6,000    2,015,600           --         --     2,021,600

Issuance of common stock
 relative to conversion of
 preferred stock                     (1,115)       (11)       157,500      1,575       (1,564)          --         --            --

Issuance of common stock in
 connection with legal
 settlement                              --         --        325,954      3,260    1,212,940           --         --     1,216,200

Issuance of common stock
 relative to merger                      --         --      4,300,000     43,000   24,467,000           --         --    24,510,000

Issuance of common stock
 relative to private offering            --         --      1,260,000     12,600    5,906,400           --         --     5,919,000

Issuance of stock options in
 payment for legal services              --         --             --         --       23,377           --         --        23,377

Compensation expense related
 to the extension of director
 stock options                           --         --             --         --       87,285           --         --        87,285

Issuance of common stock for
 payment of dividends to
 investors                               --         --         26,591        266      143,992           --         --       144,258

Preferred stock dividends                --         --             --         --     (144,258)          --         --      (144,258)

Net loss                                 --         --             --         --           --   (8,198,408)        --    (8,198,408)
                              -------------  ---------  -------------  --------- ------------ ------------  ---------  ------------
Balance at December 31, 2003          7,435         74     33,704,809    337,048  120,395,390  (71,886,618)  (950,264)   47,895,630

Issuance of common stock
 pursuant to incentive stock
 option plan                             --         --        593,574      5,936      966,654           --         --       972,590

Issuance of common stock
 pursuant to exercise of
 warrants                                --         --         50,000        500      124,500           --         --       125,000

Issuance of common stock
 relative to conversion of
 loan payable to investor                --         --         70,612        706       61,432           --         --        62,138

Issuance of common stock
 relative to private offerings           --         --      1,962,222     19,622    8,723,828           --         --     8,743,450

Issuance of common stock for
 payment of dividends to
 investors                               --         --         28,953        289      132,711           --         --       133,000

Preferred stock dividends                --         --             --         --     (133,000)          --         --      (133,000)

Net loss                                 --         --             --         --           --     (828,263)        --      (828,263)
                              -------------  ---------  -------------  --------- ------------ ------------  ---------  ------------
Balance at December 31, 2004          7,435  $      74     36,410,170    364,101 $130,271,515 $(72,714,881) $(950,264) $ 56,970,545
                              =============  =========  =============  ========= ============ ============  =========  ============

See accompanying notes to consolidated financial statements.

                                              iCAD, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Cash Flows

                                                                                       For the Years Ended December 31,
                                                                                --------------------------------------------
                                                                                   2004            2003            2002
                                                                                ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                                      $   (828,263)   $ (8,198,408)   $ (9,418,290)
                                                                                ------------    ------------    ------------
  Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation                                                                         286,500         138,090         143,809
Amortization                                                                       1,052,195         529,803         246,072
Loss on disposal of assets                                                            21,110       1,443,628         473,350
Issuance of common stock for payment of legal settlement                                  --       1,216,200              --
Legal expense relative to issue of stock options and warrants                             --          23,377              --
Stock based compensation expense relative to extension of stock options                   --          87,285              --
Stock based compensation expense relative to issue of stock at merger                     --              --       2,800,000
  Changes in operating assets and liabilities:
Accounts receivable                                                               (1,749,590)        685,960        (167,262)
Inventory                                                                          1,109,836        (275,657)      2,207,149
Prepaid and other current assets                                                     185,728         (52,957)          4,026
Accounts payable                                                                  (1,972,988)        143,573         905,624
Accrued interest                                                                     337,502         104,574          25,779
Accrued expenses                                                                    (615,285)       (728,526)        524,034
Deferred revenue                                                                     223,217         216,500              --
                                                                                ------------    ------------    ------------
Total adjustments                                                                 (1,121,775)      3,531,850       7,162,581
                                                                                ------------    ------------    ------------
Net cash used by operating activities                                             (1,950,038)     (4,666,558)     (2,255,709)
                                                                                ------------    ------------    ------------
Cash flows from investing activities:
Additions to patents, technology and other                                            (1,446)       (264,225)             --
Additions to property and equipment                                                 (347,680)       (100,000)       (150,062)
Acquisitions, net of cash acquired                                                  (123,512)     (1,103,969)      2,202,040
                                                                                ------------    ------------    ------------
Net cash provided (used) by investing activities                                    (472,638)     (1,468,194)      2,051,978
                                                                                ------------    ------------    ------------
Cash flows from financing activities:
Issuance of common stock for cash                                                  9,903,178       6,780,300         160,509
Proceeds from investor                                                                    --       3,430,000         500,000
Proceeds of notes payable to principal stockholder                                        --              --         750,000
Payment of notes payable to principal stockholder                                 (3,330,000)             --        (550,000)
Payment of note payable                                                           (1,233,390)        (65,526)        (61,109)
Payment of convertible subordinated debentures                                       (10,000)             --              --
                                                                                ------------    ------------    ------------
Net cash provided by financing activities                                          5,329,788      10,144,774         799,400
                                                                                ------------    ------------    ------------

Increase in cash and equivalents                                                   2,907,112       4,010,022         595,669
Cash and equivalents, beginning of year                                            5,101,051       1,091,029         495,360
                                                                                ------------    ------------    ------------
Cash and equivalents, end of year                                               $  8,008,163    $  5,101,051    $  1,091,029
                                                                                ============    ============    ============
Supplemental disclosure of cash flow information:
Interest paid                                                                   $    240,030    $      1,965    $        983
                                                                                ============    ============    ============
Non-cash items from financing activities:
  Conversion of loans and accrued interest payable
    to related parties into Common Stock                                        $         --    $         --    $    500,000
                                                                                ============    ============    ============
  Conversion of accounts payable into Common Stock                              $         --    $  2,021,600    $         --
                                                                                ============    ============    ============
  Dividends payable with Common Stock                                           $    133,000    $    144,258    $    148,050
                                                                                ============    ============    ============
  Fair market value of iCAD common stock and common
     stock options issued to acquire capital stock of Qualia & ISSI             $         --    $ 24,510,000    $ 27,673,500
                                                                                ============    ============    ============
  Net tangible assets of Qualia and ISSI acquired, excluding cash
    acquired of $446,031 and $2,202,040, respectively                           $         --    $  1,317,092    $    406,433
                                                                                ============    ============    ============
  Fair market value of identifiable intangible assets
    acquired from Qualia & ISSI, respectively                                   $         --    $  3,694,000    $  5,437,000
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

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company's estimates and assumptions used in the preparation of the financial statements relate to the Company's products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to inventory, equipment and intangible assets.

      (b)   Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that were acquired during 2003, Qualia Acquisition Corporation, CADx Systems, Inc., CADx Medical Systems Inc., CADx Systems Ltd. and CADx Medical SARL. Any material intercompany transactions and balances have been eliminated in consolidation.

      (c)   Cash Flow Information

      For purposes of reporting cash flows, the Company defines cash and cash equivalents as all bank transaction accounts, certificates of deposit, money market funds and deposits, and other money market instruments maturing in less than 90 days, which are unrestricted as to withdrawal.

                           iCAD, INC. AND SUBSIDIARIES

(1)   Summary of Significant Accounting Policies (continued)

      (d)   Financial instruments

      The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses, loan payable to related parties, notes payable and other convertible debt approximated fair value as of December 31, 2004 and 2003.

      (e)   Accounts Receivable and Allowance for Doubtful Accounts

      Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

      Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

      (f)   Inventory

      Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $194,000 and $820,000, respectively, for 2004, and raw material and finished goods of approximately $129,000 and $1,995,000, respectively, for 2003.

      (g)   Property and Equipment

      Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years).

      (h)   Long Lived Assets

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

                           iCAD, INC. AND SUBSIDIARIES

(1)   Summary of Significant Accounting Policies (continued)

      (h)   Long Lived Assets (continued)

      Intangible assets subject to amortization consist primarily of patents, technology intangibles, trade name and distribution agreements purchased in the acquisition of ISSI in June, 2002 and CADx in December, 2003 (See
      Note 2). These assets are amortized on a straight-line basis over their estimated useful lives of 2 to 10 years.

      For the years ended December 31,

                                                                Weighted
                                                                 Average
                                        2004          2003     Useful Life
                                     ----------    ----------   ---------
      Gross carrying amount:
        Patents                      $  390,624    $  389,178   5 years
        Technology                    6,160,822     6,160,822   10 years
        Trade name                      248,000       248,000   10 years
        Distribution agreements         867,000       867,000   2-3 years
                                     ----------    ----------
      Total intangible assets        $7,666,446    $7,665,000

      Accumulated amortization
        Patent                           87,980        10,000
        Technology                    1,196,732       580,650
        Trade name                       24,800            --
        Distribution agreements         333,333            --
                                     ----------    ----------
      Total Accumulated
       amortization                  $1,642,845    $  590,650
                                     ----------    ----------
      Intangible assets, net         $6,023,601    $7,074,350
                                     ==========    ==========

      Amortization expense related to intangible assets was approximately $1,052,000, $530,000 and $246,000 for the years ended December 31, 2004,
      2003, and 2002, respectively. Estimated amortization of our intangible assets for the next five fiscal years is as follows including amortization expense related to intangibles from our acquisitions of ISSI in 2002 and CADx in 2003:


      Estimated amortization expense
      For the years ended December 31:
      2005                                                   $1,052,000
      2006                                                      909,000
      2007                                                      699,000
      2008                                                      699,000
      2009                                                      641,000
                           iCAD, INC. AND SUBSIDIARIES

(1)   Summary of Significant Accounting Policies (continued)

      (h)   Long Lived Assets (continued)

      In the third quarter of 2003, the Company recorded a write-off of $1,443,628 for the remaining asset, net of accumulated amortization, attributable to its distribution agreement with Instrumentarium, which the Company assumed as part of the ISSI acquisition. This write-off came after assessing the performance of Instrumentarium under the distribution agreement, and in light of the Company's implementation of alternative distribution channels. This charge is included in 2003 general and administrative expenses.

      (i)   Goodwill

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for acquired goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are no longer amortized and are tested for impairment at least annually.

      Goodwill arose in connection with the ISSI acquisition in June 2002 and with CADx at December 31, 2003. See Note 2.

      (j)   Revenue Recognition

      Revenue is recognized when products are shipped to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable.

      (k)   Cost of Sales

      Cost of sales consists of the costs of products purchased for resale, any associated inbound and outbound freight and duty, any costs associated with manufacturing, warehousing, material movement and inspection, amortization of any license rights, and amortization of capitalized equipment.

      (l)   Warranty Costs

      The Company's products are generally under warranty against defects in material and workmanship from a 90 day to 2 year period, depending on the product. The Company established a warranty reserve in the amount of $150,000 in 2004 and $100,000 in 2003.

                           iCAD, INC. AND SUBSIDIARIES

(1)   Summary of Significant Accounting Policies (continued)

      (m)   Engineering and Product Development Costs

      These costs relate to research and development efforts which are expensed as incurred.

      (n)   Advertising Costs

      The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $620,000, $250,000 and $125,000, respectively.

      (o)   Net Loss Per Common Share

      Net loss per common share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share".

      (p)   Earnings per Share

      The Company follows SFAS No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. Conversion of the subordinated debentures and other convertible debt and preferred stock and assumed exercise of options and warrants are not included in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. The following table summarizes the common stock equivalent of securities that were outstanding as of December 31, 2004, 2003 and 2002, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                                  2004         2003      2002
                                               ---------    ---------  ---------
      Stock options                            3,914,511    3,688,551  3,774,748
      Stock warrants                           1,010,311      124,200     57,000
      Convertible Revolving Promissory Note       54,557    1,261,136     80,000
      Convertible Series A Preferred Stock       615,000      615,000    715,000
      Convertible Series B Preferred Stock       642,500      642,500    700,000

      (q)   Income Taxes

      The Company follows the liability method under SFAS No. 109, "Accounting for Income Taxes". The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

                           iCAD, INC. AND SUBSIDIARIES

(1)   Summary of Significant Accounting Policies (continued)

      (r)   Stock-Based Compensation

      The Company applies the Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plans. Under APB Opinion No. 25, when the number of shares and exercise price of the Company's employee stock options are fixed and the exercise price equals the market price of the underlying stock on the date of grant, no compensation cost is recognized provided vesting is based solely on the passage of time.

      The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123, "Accounting for Stock-Based
      Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The Company estimates the fair value of each granting of options at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: no dividends paid on common shares; expected volatility of 78.9%; risk-free interest rates of 3.03%, 3.10%, 3.72%, 3.26%, 2.89% and 3.25%; and expected lives of 3 to 4 years. The weighted-average assumptions used for grants in 2003 were: no dividends paid on common shares; expected volatility of 80.8%; risk-free interest rates of 2.91%, 2.34%, 2.63%, 2.60%, 3.06% and 3.34%; and expected lives of 4 and 5 years. The weighted-average assumptions used for grants in 2002 were: no dividends paid on common shares; expected volatility of 80.3%; risk-free interest rates of 2.01%, 4.86%, 3.37%, 1.79% and 1.56%; and
      expected lives of 1 to 9 years.

      Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the years ended December 31, 2004, 2003 and 2002 would have been as follows:

                                         2004            2003          2002
                                      -----------    -----------  ------------
      Net loss available to common
       stockholders as reported       $(  961,263)   $(8,342,666) $( 9,566,340)

      Deduct: Total stock-based
       employee compensation
       determined under fair value
       method for all awards             (439,458)      (204,455)   (1,820,855)
                                      -----------    -----------  ------------
         Pro forma net loss           $(1,400,721)   $(8,547,121) $(11,387,195)
                                      ===========    ===========  ============

      Basic and diluted loss per share
         As reported                   $     (.03)   $      (.31) $       (.46)
         Pro forma                     $     (.04)   $      (.32) $       (.54)
                           iCAD, INC. AND SUBSIDIARIES

(1)   Summary of Significant Accounting Policies (continued)

      (s)   Recently Issued Accounting Standards

      In December 2004, the FASB revised SFAS No. 123 (SFAS No. 123R) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The measured cost is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The provisions of this statement are effective for all employee equity awards granted on or after July 1, 2005 and to any unvested awards outstanding as of July 1, 2005. Retrospective application is permitted. The adoption of this statement is expected to have a material adverse impact on the Company's results of operations. The Company is currently assessing the transition method it will use upon adoption.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets", which eliminates the exception of fair value measurement for non-monetary exchanges of similar productive assets in existing accounting literature and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations.

(2)   Acquisitions

      (a)   Acquisition of CADx

      On December 31, 2003, the Company completed the acquisition of CADx. This merger brings together two of the three companies approved by the FDA to market computer aided detection of breast cancer solutions in the United States. To complete the merger, iCAD issued a total of 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company's Common Stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 to purchase Qualia shares that were owned by two institutional investors. The acquisition was accounted for as a purchase on December 31, 2003, and accordingly, the operations of CADx are included in the consolidated financial statements commencing on January 1, 2004. The purchase price has been allocated to net assets acquired based upon an independent appraisal of their fair values.

                           iCAD, INC. AND SUBSIDIARIES

(2)   Acquisitions (continued)

      (a)   Acquisition of CADx (continued)

      Following is a summary of the fair values of the assets acquired and liabilities assumed as of the date of acquisition:


      Current assets                       $ 4,791,693
      Property and equipment                   850,241
      Identifiable intangible assets         3,694,000
      Goodwill                              26,099,562
      Current liabilities                   (3,878,811)
                                           -----------
      Purchase price                       $31,556,685
                                           ===========


      The unaudited proforma operating results for the Company, assuming the acquisition of CADx occurred as of January 1, 2003, are as follows:


      Year ended December 31,                 2003
      ------------------------------------------------
      Sales                               $ 16,219,443
      Loss from operations                $(14,553,691)
      Net loss                            $(15,087,642)
      Net loss per share:
      Basic and diluted                   $      (0.57)

      (b)   Acquisition of ISSI

      On June 28, 2002, the Company completed the acquisition of Intelligent Systems Software, Inc. ("ISSI") pursuant to a plan and agreement of merger. The Company acquired all of the issued and outstanding capital stock of ISSI, a privately held company based in Boca Raton, Florida. The Company initiated the merger with the intention of improving its competitive position in the CAD market place for products of the combined companies. In the merger, the Company issued a total of 10,400,000 shares of its common stock to the ISSI stockholders, including 2,000,000 shares of the Company's common stock which were issued to a corporation owned by the Chairman of the Company, Mr. Robert Howard, in exchange for shares of ISSI Common Stock purchased by the corporation immediately prior to the merger, as approved by the Company's shareholders and in accordance with the provisions of the merger agreement. The value of the Company's Common Stock issued was based upon a per share value of $3.20, equal to the closing price on February 19, 2002, the day the acquisition was announced. In connection with the 2,000,000 shares issued to the corporation owned by Mr. Howard, the Company recorded compensation expense of $2,800,000, which represented the amount that the fair
                           iCAD, INC. AND SUBSIDIARIES

(2)   Acquisitions (continued)

      (b)   Acquisition of ISSI (continued)

      market value of iCAD common shares issued exceeded the consideration paid for ISSI common stock. The acquisition was accounted for as a purchase, and accordingly, the operations of ISSI are included in the consolidated financial statements since the effective date, the close of business on June 28, 2002. The purchase price has been allocated to net assets acquired based upon an appraisal of their fair values.

      Following is a summary of the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

      Current assets                       $ 3,180,347
      Property and equipment                   246,613
      Identifiable intangible assets         5,437,000
      Goodwill                              17,415,723
      Current liabilities                     (762,332)
      Notes payable                            (56,155)
                                           -----------
      Purchase price                       $25,461,196
                                           ===========

      The unaudited proforma operating results for the Company, assuming the acquisition of ISSI occurred as of January 1, 2002, are as follows:

      Year ended December 31,                  2002
      ------------------------------------------------
      Sales                               $  6,246,432
      Loss from operations                $ (9,991,795)
      Net loss                            $(10,039,962)
      Net loss per share:
      Basic and diluted                   $      (0.39)

(3)   Restructuring Charges

      (a)   Discontinued product lines

      During the second quarter of 2002, the Company implemented a plan whereby it would no longer support its graphic arts and photographic product lines and would concentrate its efforts in the medical imaging and CAD business. In connection therewith, the Company wrote off all inventories, fixed assets and intangible assets related to the discontinued product lines down to their estimated salvage values. Accordingly, during 2002 the Company recorded charges for the write of inventory of approximately $2,370,000 and of fixed and intangible assets of approximately $417,000, included in the cost of sales and general and administration expenses, respectively, in the accompanying consolidated statements of operation for the year ended December 31, 2002.

                          iCAD, INC. AND SUBSIDIARIES

(3)   Restructuring Charges (continued)

      (a)   Discontinued product lines (continued)

      During the fourth quarter of 2002, the Company concluded the licensing and divestiture of the discontinued product lines. The license agreement provided for the sale of all tangible and intangible assets related to the product lines. Total consideration of $188,117 was paid through the assumption of certain liabilities of the Company and is included in the cost of sales in the accompanying consolidated statements of operations for the year ended December 31, 2002. In accordance with the licensing agreement any sales by the licensee will result in royalty revenue to the Company. Royalty revenues are earned as a flat fee for each unit sold by the licensee. No royalty revenue was received in 2003 or 2004.

      (b)   Closure of Tampa Office

      During the first quarter of 2004, the Company took action following its merger with CADx to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in non-recurring engineering severance benefits and office closure expenses with approximately $180,000 due under the non-cancelable operating lease for the facility. The total charge is included in engineering and product development costs in the accompanying 2004 consolidated statement of operations. As of December 31, 2004 approximately $139,000 of severance and closing costs were paid and charged against the liability. Remaining facility closing cost accrued as of December 31, 2004 was approximately $141,000, and expected payments of $54,000, $55,000 and $32,000 are due in 2005, 2006 and 2007, respectively.

      (c)   Closure of Boca Raton Office

      During the third quarter of 2002, the Company's first quarter of combined operations, iCAD's management and directors evaluated the Company's organization and operations to identify and eliminate redundancies and inefficiencies created through the merger of Howtek and ISSI. As a consequence, the Company negotiated the resignations of three members of senior management, and took action to close the Company's office in Boca Raton, Florida in 2003 resulting in a one time charge of $884,000. Charges recorded in connection with separation agreements negotiated with its former Chief Executive Officer and Vice President of Finance totaled approximately $790,000. The cost of closing the Boca Raton office totaled approximately $94,000 and represented remaining amounts due under the non-cancelable operating lease for the facility. The total charge is included in general and administrative expenses in the accompanying 2002 consolidated statement of operations.

                          iCAD, INC. AND SUBSIDIARIES

(4)   Related Party Transactions

      (a)   Loan Payable to Principal Stockholder

      The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires January 4, 2006, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 2% with a minimum of 8%, (8% at December 31, 2004). Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion.

      In the first quarter of 2002, Mr. Howard converted $500,000 of advances made under the Loan Agreement into 215,517 shares of restricted common stock of the Company. The Company then borrowed $250,000 in the second quarter and, in November 2002 the Company repaid Mr. Howard $50,000 for a net repayment amount of $200,000 in 2002 pursuant to the Loan Agreement. At December 31, 2002, $200,000 was owed by the Company under the Loan Agreement.

      During 2003 the Company borrowed $3,430,000 and in December 2004, the Company repaid Mr. Howard $3,330,000 pursuant to the Loan Agreement. As of December 31, 2004, $300,000 was owed by the Company and the Company had $4,700,000 available for future borrowings under the Loan Agreement.

      (b)   Premises Lease and Other Expenses

      In January 2003, the Company relocated its principal executive offices. See Note 11 (a) of the Notes to Consolidated Financial Statements.

      Prior to its relocation the Company conducted its operations in premises owned by Mr. Robert Howard, pursuant to a lease, which expired January 31, 2003. The Company was required to pay real estate taxes, provide insurance and maintain the premises. Total rent paid under this lease for each of the years ended December 31, 2003 and 2002 was $6,542 and $78,500.

                          iCAD, INC. AND SUBSIDIARIES

(5)   Accrued Expenses

      Accrued expenses consist of the following at December 31, 2004 and 2003:

                                                         2004          2003
                                                      ----------    ----------
      Accrued restructuring                           $  140,945     $      --
      Accrued legal settlement                           142,856       250,000
      Accrued salary and related expenses                555,800     1,273,559
      Accrued warranty expense                           150,000       100,000
      Other accrued expenses                             383,590       364,917
                                                      ----------    ----------
                                                      $1,373.191    $1,988,476
                                                      ==========    ==========

(6)   Convertible Subordinated Debentures

      The   Company  had  a  9%   Convertible   Subordinated   Debentures   (the
      "Debentures"), which became due December 1, 2001. Interest on the Debentures was payable semi-annually on June 1 and December 1. The
      Debentures were convertible into common stock of the Company at the conversion price of $19.00 per share, subject to adjustment in certain events. On December 31, 1998, the Company and the Trustee of the Debentures entered into a Second Supplemental Indenture (the "Agreement"). The purpose of the Agreement was to reduce the conversion price for the Debentures from $19.00 per share to $1.00 per share, subject to adjustment as set forth in the Indenture, during the period from December 31, 1998 through March 23, 1999. Under the Agreement, $2,064,000 were converted into 2,064,000 shares of Common Stock, at the conversion price of $1.00 per share. In December 2001, $107,000 of its Debentures were presented for payment. During 2004, the remaining $10,000 of the Company's Debentures were presented for payment. As of December 31, 2004 and 2003 the Company's outstanding balance on its Debentures was $0 and $10,000, respectively.

(7)   Notes Payable

      To complete the acquisition of CADx (see Note 2), the Company executed a secured promissory note in the amount of $4,500,000 to purchase Qualia's shares, issued in favor of CADx Canada which is payable in quarterly installments over a 3 year period commencing April 2004 and bears interest at the rate per annum equal to the greater of (i) 6.25% or (iii) the prime rate plus 1%, (6.25% at December 31, 2004). The note is secured by the assets of iCAD. Scheduled maturity of the note payable at December 31, 2004 is as follows:

                       Year ending                          Principal
                          2005                              1,500,000
                          2006                              1,500,000
                          2007                                375,000
                                                         ------------
                          Total                            $3,375,000
                          iCAD, INC. AND SUBSIDIARIES

(7)   Notes Payable (continued)

      In connection with the acquisition of ISSI, the Company assumed two convertible promissory notes payable with an original principal amounts totaling $56,155. The Company was required to make quarterly interest payments on the outstanding principal balance at a rate of 7% per annum. The convertible promissory notes gave the holder the right, at any time, to convert the outstanding principal balance and any accrued interest balance into shares of common stock based on the conversion rate of $0.88 per share of the Company's common stock. In 2004, the holder converted $56,155 and accrued interest due under the promissory notes into 70,612 shares of common stock of the Company. As of December 31, 2004 and 2003, the Company owed $0 and $56,155 pursuant to the promissory notes.

      During 2001 the Company entered into a financing agreement with a supplier to purchase $193,492 of components, pursuant to a note agreement (the "Note"), payable over 36 months starting October 1, 2001 with the interest at a fixed rate of 7% per annum. As of December 31, 2004 and 2003, the Company owed $0 and $52,235 pursuant to the Note.

(8)   Stockholders' Equity

      (a)   Preferred Stock

      7% Series A Convertible Preferred Stock. On December 22, 1999 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The number of shares initially constituting the Series A Preferred Stock was 10,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series A Preferred Stock. The holders of the shares of Series A Preferred Stock shall vote together with the Common Stock as a single class on all actions to be voted on by the stockholders of the Company. Each share of Series A Preferred Stock shall entitle the holder thereof to such number of votes per share on each such action as shall equal the number of whole shares of Common Stock into which each share of Series A Preferred Stock is then convertible. The holders shall be entitled to notice of any stockholder's meeting in accordance with the By-Laws of the Company. Each share of Series A Preferred Stock is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series A Preferred Stock being converted by $1.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series A Preferred Stock by paying cash equal to $100 per share together with any accrued and unpaid dividends (the
                          iCAD, INC. AND SUBSIDIARIES

(8)   Stockholders' Equity (continued)

      (a)   Preferred Stock (continued)

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

      In December 1999 the Company sold, in private transactions, a total of 6,900 shares of its 7% Series A Preferred Stock ($.01 per share par value), at $100 per share, consisting of 6,600 shares to unrelated parties, and 300 shares to Mr. W. Scott Parr, for gross proceeds of $690,000. On April 12, 2000, the Company sold, in private transactions, a total of 2,250 shares of its 7% Series A Preferred Stock ($.01 per share par value), at $100 per share, consisting of 1,000 shares to an unrelated party, 1,000 shares to Dr. Lawrence Howard, son of the Company's Chairman, Mr. Robert Howard, and 250 shares to Mr. W. Scott Parr, the Company's President, Chief Executive Officer, for gross proceeds of $225,000.

      In 2000 and 2002, 2,000 shares of the Company's 7% Series A Preferred Stock were converted by unrelated parties into 100,000 shares of the Company's Common Stock. In October 2003, Dr. Lawrence Howard converted 1,000 shares of the Company's 7% Series A Preferred Stock into 100,000 shares of the Company's Common Stock. As of December 31, 2004 and 2003 the Company's had 6,150 shares of its 7% Series A Preferred Stock issued and outstanding, with an aggregate liquidation value of $615,000.

      7% Series B Convertible Preferred Stock. On October 19, 2000 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The number of shares initially constituting the Series B Preferred Stock was 2,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series B Preferred Stock. The holders of the shares of Series B Preferred Stock have no voting rights other than is required by law. Each share of Series B Preferred Stock is
                          iCAD, INC. AND SUBSIDIARIES

(8)   Stockholders' Equity (continued)

      (a)   Preferred Stock (continued)

      convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series B Preferred Stock being converted by $2.00 (the "Conversion Rate"). The Conversion Rate shall be subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series B Preferred Stock by paying cash equal to $1,000 per share together with any accrued and unpaid dividends (the "Redemption Price"). The Redemption Price shall be subject to appropriate adjustment by the Board of Directors of similar division of shares of Series B Preferred Stock or reverse split or similar combination of the Series B Preferred Stock. In the event the Company shall liquidate, dissolve or wind up, no distribution shall be made to the holders of shares of Common Stock unless, prior thereto, the holders of shares of Series B Preferred Stock shall have received $1,000 per share (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series B Preferred Stock, in preference to the holders of shares of Common Stock, shall be entitled to receive cumulative dividends of $70.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series B Preferred. Dividends are payable annually, in arrears, on the last day of December in each year.

      In October 2000 the Company sold, in private transactions, a total of 1,400 shares of its 7% Series B Preferred Stock at $1,000 per share, consisting of 1,350 shares to unrelated parties, and 50 shares to Mr. W. Scott Parr, for gross proceeds of $1,400,000. The 1,400 shares of 7% Series B Preferred Stock were issued with a conversion price below the Company's Common Stock quoted value and as a result accreted dividends of $996,283 were recorded and included in the net loss per share calculation for the year ended December 31, 2000. In 2003, 115 shares of the Company's Series B Preferred Stock were converted by unrelated parties into 57,500 shares of the Company's Common Stock. As of December 31, 2004 and 2003 the Company's had 1,285 shares of its 7% Series B Preferred Stock issued and outstanding, with an aggregate liquidation value of $642,500.

      (b)   Stock Options

      The Company has four stock option plans, which are described as follows:

      The 2001 Stock Option Plan, ("The 2001 Plan").

      The 2001 Plan was adopted in August 2001, at the Annual Meeting of Stockholders at which the Stockholders voted to replace the 1993 plan, which had no further stock
                          iCAD, INC. AND SUBSIDIARIES

(8)   Stockholders' Equity (continued)

      (b)   Stock Options (continued)

      available for grant. The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,200,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the 2001 Plan vest 100% over periods extending from six months to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.

      The 2002 Stock Option Plan, ("The 2002 Plan").

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

      Intelligent Systems Software 2001 Stock Option Plan.

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

                          iCAD, INC. AND SUBSIDIARIES

(8)   Stockholders' Equity (continued)

      (b)   Stock Options (continued)

      The 2004 Stock Incentive Plan, ("The 2004 Plan"). The 2004 Plan was adopted in June 2004, at the Annual Meeting of Stockholders. The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for incentive options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the 2004 Plan vest 100% over periods extending from six months to five years from the date of grant and expire ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the 2004 Plan are generally exercisable over a ten year period.

      A summary of stock option (incentive and non-qualifying) activity is as follows:

                                         Option        Price range    Weighted
                                         Shares         per share     Average
                                        --------------------------------------
      Outstanding, January 1, 2002       1,476,589     $ .81-$3.00     $1.28
      Granted                            2,483,445     $ .80-$3.49     $2.42
      Exercised                           (150,454)    $ .80-$1.75     $1.07
      Forfeited                           ( 34,832)    $1.72-$3.49     $2.24
                                        --------------------------------------
      Outstanding, December 31, 2002     3,774,748     $ .80-$3.49     $2.04
      Granted                              911,500     $1.64-$4.91     $2.09
      Exercised                           (616,640)    $ .80-$3.49     $1.40
      Forfeited                           (381,057)    $ .81-$3.49     $2.41
                                        --------------------------------------
      Outstanding, December 31, 2003     3,688,551     $ .80-$4.91     $2.12
      Granted                            1,334,000     $2.59-$5.28     $4.74
      Exercised                           (593,574)    $ .80-$3.49     $1.64
      Forfeited                           (514,466)    $1.55-$5.28     $2.52
                                        --------------------------------------
      Outstanding, December 31, 2004     3,914,511     $ .80-$5.28     $3.04
                                        ======================================

      Exercisable at year-end
                        2002             2,976,918     $ .80-$3.49     $2.05
                        2003             2,598,682     $ .80-$3.49     $2.19
                        2004             2,414,182     $ .80-$3.49     $2.28

      Available for future grants

              2004                       1,036,612

      The weighted-average fair value of options granted during the year was $2.59 per option for 2004, $1.25 per option for 2003 and $1.49 per option for 2002.

      The   weighted-average   remaining   contractual  life  of  stock  options
      outstanding for all plans at December 31, 2004 was 7.4 years.

      The following table summarizes information about stock options outstanding at December 31, 2004:

                                                            $.80            $2.20
                                                             to               to
      Range of Exercise Prices:                             $1.97           $3.49            $5.28
                                                           ----------------------------------------
      Outstanding options:
      Number outstanding at December 31, 2004              1,470,895       1,506,000        937,616
      Weighted average remaining contractual life (years)        5.7             7.9            9.1

      Weighted average exercise price                          $1.35           $3.28          $5.28

      Exercisable options:
      Number outstanding at December 31, 2004              1,257,182       1,157,000            -0-
      Weighted average remaining contractual life (years)        6.3             8.4            -0-
      Weighted average exercise price                          $1.29           $3.35             $0

      (c)   Private Placement

      On December 24, 2004, the Company sold 1,872,222 shares of its common stock for $4.50 per share in a private placement to institutional investors. The net proceeds to the Company for the 1,872,222 shares sold were approximately $8,325,000. In connection with these transactions the Company issued warrants to purchase 936,111 shares of the Company's common stock. The warrants are exercisable for a period of five years from the closing of the offering at an exercise price of $5.50 per share.

      In February 2004 a total of 90,000 shares of the Company's common stock were issued in connection with the additional investment rights issued in 2003 (see below). The remaining shares expired unexercised. The net proceeds to the Company for the 90,000 shares sold were approximately $418,000. Ladenburg Thalmann & Co. Inc. served as placement agent for these transactions for which it received compensation in the amount of approximately $404,000 and a five year warrant to purchase 67,200 shares of the Company's Common Stock at $5.00 per share.

                          iCAD, INC. AND SUBSIDIARIES

(8)   Stockholders' Equity (continued)

      (c)   Private Placement (continued)

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

      (d)   Stock Subscription Warrants

      In December 2004, in connection with a private placement transaction the Company issued to the investors in the private placement common stock purchase warrant (the "2004 Warrant") under a Subscription Agreement. The 2004 Warrant entitles the holders to purchase from the Company up to an aggregate of 936,111 shares of the Company's common stock at $5.50 per share. The 2004 Warrants are exercisable for a period of five years from the closing of the offering and expire on December 15, 2009.

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

      During 2000 the Company issued a common stock purchase warrant (the "2000 Warrant") to the company (the "Supplier") responsible for software development of certain of the Company's software, as part of its development agreement entered into in 2000. The 2000 Warrant entitles the Supplier to purchase from the Company up to 7,000 shares of the Company's common stock at $3.00 per share. The Supplier may exercise the 2000 Warrant at any time or from time to time on or prior to February 28, 2005. The Company estimated the fair value of the 2000 Warrant at the date of issue to be $12,818 using the Black-Scholes option-pricing model. The value of the 2000 Warrant was expensed in 2000.

      In December, 1999 the Company issued a common stock purchase warrant (the "Warrant") to the company (the "Manufacturer") responsible for the assembly of the Company's MultiRAD(TM) medical film digitizer, as part of its manufacturing agreement. The Warrant entitles the Manufacturer to purchase from the Company up to 50,000 shares of the Company's common stock at $2.50 per share. The Manufacturer could exercise the Warrant at any time or from time to time on or prior to December 31, 2004. The Company estimated the fair value of the Warrant at the date of issue to be $54,000 using
                          iCAD, INC. AND SUBSIDIARIES

(8)   Stockholders' Equity (continued)

      (d)   Stock Subscription Warrants (continued)

      the Black-Scholes option-pricing model. Accordingly, the value of the Warrant was expensed over the two year period of the agreement. On December 30, 2004 the Manufacturer exercised the 50,000 shares of the Company's common stock at $2.50 per share.

      At December 31, 2004 there are warrants to purchase 1,010,311 of the Company's common stock that are exercisable at the following prices:


      Warrants                 Exercise Price
      ------------------------ --------------------
             67,200            $5.00
              7,000            $3.00
            936,111            $5.50


      No warrants were exercised in 2003 or 2002.

(9)   Income Taxes

      As a result of the 2004, 2003 and 2002 losses, no income tax expense was incurred for these years.

      Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company has fully reserved the deferred tax asset as there is no guarantee that the asset will be utilized. Deferred tax liabilities (assets) are comprised of the following at December 31:

                                            2004           2003
                                        ------------    ------------
      Inventory (Section 263A)          $    (72,000)   $    (86,000)
      Inventory reserves                    (102,000)        (39,000)
      Receivable reserves                   (153,000)        (36,000)
      Other accruals                         (33,000)        (24,000)
      Accumulated depreciation               243,000         353,000

      Acquisition related intangibles             --       3,494,000
      Tax credits                         (1,998,000)     (2,530,000)
      NOL carry forward                  (12,983,000)    (13,927,000)
                                        ------------    ------------
      Net deferred tax asset             (15,098,000)    (12,795,000)
      Valuation allowance               $ 15,098,000    $ 12,795,000
                                        ------------    ------------
                                        $          0    $          0
                                        ============    ============
                          iCAD, INC. AND SUBSIDIARIES

(9)   Income Taxes (continued)

      As of December 31, 2004, the Company has net operating loss carryforwards totaling approximately $38,200,000 expiring between 2005 and 2024. The amount of the net operating loss carryforwards, which may be utilized in any future period, may be subject to certain limitations based upon changes in the ownership of the Company's common stock.

      In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $1,998,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2024.

(10)  Sales Information

      (a)   Geographic Information

      The Company's sales are made to U.S. distributors and dealers, and to foreign distributors of computer and related products. Total export sales were approximately $1,331,000 or 6% of total sales in 2004, $289,000 or 4% of total sales in 2003 and $301,000 or 6% of total sales in 2002.

      The Company's principal concentration of export sales was in Europe, which accounted for 78% of the Company's export sales in 2004, 23% in 2003 and 26% in 2002, with Australia accounting for 11% of the Company's export sales in 2004, 35% in 2003 and 17% in 2002. The balance of the export sales in 2004 was into Mexico, Jordan, Guam and Canada.

      As of December 31, 2004 and 2003 the Company had outstanding receivables of $163,151 and $65,079, respectively, from distributors of its products who are located outside of the United States.

      (b)   Major Customers

      During the year ended December 31, 2004 the Company had sales of $6,871,412 and $4,983,683, or 29% and 21% of sales, to SourceOne
      Healthcare and General Electric Medical Systems, Inc., respectively. These were the Company's two major customers in 2004 with accounts receivable balances of $1,849,791 and $12,090, respectively, due from these customers at December 31, 2004. For the years ended December 31, 2003 and 2002 the Company had sales of $2,921,535 and $2,631,709, or 45% and 53% of sales, respectively, to Instrumentarium Imaging, Inc. and an accounts receivable balance of $156,003 and $1,190,990, respectively, due from this customer at December 31, 2003 and 2002.

                          iCAD, INC. AND SUBSIDIARIES

(10)  Sales Information (continued)

      (c)   Product Information

      The Company's revenues by product line are as follows:

      For the year ended December 31,      2004          2003          2002
                                        -----------   -----------   -----------
             CAD                        $22,238,699   $ 4,229,622   $ 2,628,135
             Medical imaging              1,069,763     2,290,684     1,660,493
             FotoFunnel                          --            --       274,169
             Graphic arts                        --            --       437,387
                                        -----------   -----------   -----------
               Total                    $23,308,462   $ 6,520,306   $ 5,000,184
                                        ===========   ===========   ===========

(11)  Commitments and Contingencies

      (a)   Lease Obligations

      As of December 31, 2004, the Company had three lease obligations related to its facilities. The Company's principal executive office is located in Nashua, New Hampshire. The facility consists of manufacturing, research and development and office space and is leased by the Company pursuant to a lease which expires December 31, 2006 at an annual rent of approximately $61,000. Additionally, the Company is required to pay utilities and provide insurance.

      The Company leased a facility for its software research and development group in Tampa, Florida. The facility consisted of research and development and office space and is leased by the Company pursuant to a lease, which expires July 31, 2007 at an annual rent of approximately $53,000. Additionally, the Company is required to pay utilities and provide insurance. During the first quarter of 2004, the Company took action following its merger with CADx to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with the close of its Tampa facility the Company accrued approximately $180,000 of expense due under the non-cancelable operating lease for the facility as part of a restructuring charge. See Note 3(b).

      In addition, as a result of its acquisition of CADx on December 31, 2003, the Company leases a facility for its software research and development group located in Beavercreek, Ohio. The facility consists of research and development and office space and is leased by the Company pursuant to a lease which expires December 2010 at an annual rate of approximately $445000. Additionally, the Company is required to pay utilities, common area maintenance, cleaning, security and provide insurance. The lease amount increases annually throughout the life of the lease. The lease may be renewed for two additional terms of five years each.

                          iCAD, INC. AND SUBSIDIARIES

(11)  Commitments and Contingencies (continued)

      (a)   Lease Obligations (continued)

      Rental expense for all leases for the years ended December 31, 2004, 2003 and 2002 was $781,855, $125,797 and $198,429, respectively.

      Future minimum rental payments due under these agreements as of December 31, 2004 are approximately as follows:

             Fiscal Year                   Amount
             -----------                ------------
                2005                    $    536,000
                2006                         552,000
                2007                         478,000
                2008                         459,000
                2009                         472,000
                2010                         486,000
                                        ------------
                                        $  2,983,000
                                        ============

      (b)   Litigation

      The Company was dismissed from a complaint filed against the Company in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al. Case No. 501CV344. The Company had no liability in this matter and as a result, general and administrative expenses incurred during the first quarter of 2003 were reduced by the reversal of the accrued settlement cost in the amount of $383,000.

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

                          iCAD, INC. AND SUBSIDIARIES

(11)  Commitments and Contingencies (continued)

      (b)   Litigation (continued)

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


(12)  Quarterly Financial Data (unaudited)

                               Net          Gross           Net         (Loss)
         2004                 sales         profit      income (loss)  per share
         --------------     ----------    ----------    -----------    ---------
         First quarter      $5,426,881    $3,597,635    $(1,899,401)   $  (0.06)
         Second quarter     $5,636,586    $3,975,139    $    46,458    $   0.00
         Third quarter      $5,977,048    $4,359,260    $   366,049    $   0.01
         Fourth quarter     $6,267,947    $4,843,132    $   658,631    $   0.02

         2003
         First quarter      $2,214,012    $1,304,427    $      76,558  $   0.00
         Second quarter     $1,337,517    $   744,934   $ (1,285,144)  $  (0.05)
         Third quarter      $1,387,100    $   655,493   $ (5,395,367)  $  (0.20)
         Fourth quarter     $1,581,677    $   873,789   $ (1,594,455)  $  (0.06)
                          iCAD, INC. AND SUBSIDIARIES

(12)  Quarterly Financial Data (unaudited) (continued)

      The 2004 totals above are reflective of the Company's merger with and acquisition of CADx on December 31, 2003. The acquisition expanded the Company's distribution channels, which contributed to immediate growth in sales, increased gross margin with the addition of sales of higher margin products for digital mammography and expanded the Company's new product development group. During the first quarter of 2004 the Company reduced its workforce by approximately 36%; closed offices in Tampa, Florida and San Rafael, California; and reduced or eliminated duplication in marketing, administrative and other activities.

      In addition, the Company reduced operating expenses from $5.3 million in the first quarter of 2004 to approximately $3.8 million in each of the second and third quarters of 2004, in part through a reduction in personnel from 110 at the beginning of the first quarter of 2004 to approximately 70 at the beginning of the second quarter of 2004.

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

                                Schedule II - Valuation and Qualifying Accounts and Reserves


                       Col. A               Col. B         Col. C               Col. D         Col. E
--------------------------------------------------------------------------------------------------------
                                           Balance at    Charged to                            Balance
                                           Beginning      Cost and                             at end
                     Description            of Year       Expenses            Deductions       of Year
--------------------------------------------------------------------------------------------------------
Year End December 31, 2004:
 Allowance for Doubtful Accounts         $   105,000      $   187,450        $  (157,550)(1) $   450,000
 Inventory Reserve                       $   115,000      $   (64,063)       $  (249,063)(2) $   300,000
 Warranty Reserve                        $   100,000      $    50,000        $        --     $   150,000
 Restructuring Reserve                   $        --      $   140,945        $        --     $   140,945

Year End December 31, 2003:
 Allowance for Doubtful Accounts         $    40,000      $   100,134        $    35,134 (1) $   105,000
 Inventory Reserve                       $    70,000      $    10,572        $   (34,428)(2) $   115,000
 Warranty Reserve                        $        --      $   100,000        $        --     $   100,000

Year End December 31, 2002:
 Allowance for Doubtful Accounts         $   165,000      $    26,560        $   151,560 (1) $    40,000
 Inventory Reserve                       $   700,000      $ 2,622,151        $ 3,252,151 (2) $    70,000




----------
(1)   Represents the amount of accounts charged off.
(2)   Represents inventory written off and disposed of.