Form 10-Q
period 2005-03-31
ICAD INC
filed 2005-05-09
CIK 749660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               ---------  ---------

Commission file number 1-9341

                                   ICAD, INC.
                                    ---------
             (Exact name of registrant as specified in its charter)

              Delaware                                 02-0377419
      ---------------------------          ----------------------------------
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)

4 Townsend West, Suite 17, Nashua, NH                   03063
---------------------------------------                --------
(Address of principal executive offices)              (Zip Code)

                                 (603) 882-5200
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO___.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES X NO___.

      As of the close of business on May 4, 2005 there were 36,601,813 shares outstanding of the issuer's Common Stock, $.01 par value.

                                   ICAD, INC.

                                      INDEX


                                                                            PAGE
PART I   FINANCIAL INFORMATION

  Item 1   Financial Statements

           Consolidated Balance Sheets as of March 31, 2005
            (unaudited) and December 31, 2004                               3

           Consolidated Statements of Operations for the
            three month periods ended March 31, 2005
            and 2004 (unaudited)                                            4

           Consolidated Statements of Cash Flows for the three
            month periods ended March 31, 2005 and 2004 (unaudited)         5

           Notes to Consolidated Financial Statements (unaudited)           6-8

  Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9-13

  Item 3   Quantitative and Qualitative Disclosures about Market Risk       13

  Item 4   Controls and Procedures                                          13


PART II  OTHER INFORMATION

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds      14

  Item 6   Exhibits                                                         14

 Signatures                                                                 15


                            iCAD, INC.

                   Consolidated Balance Sheets

                                                                 March 31,      December 31,
                                                                   2005            2004
                                                              -------------    -------------
                              Assets                           (unaudited)
Current assets:
  Cash and cash equivalents                                   $   7,216,734    $   8,008,163
  Trade accounts receivable, net of allowance for doubtful
  accounts of $510,000 in 2005 and $450,000 in 2004               5,717,275        5,006,333
  Inventory                                                       1,051,071        1,013,806
  Prepaid and other current assets                                  300,232          261,286
                                                              -------------    -------------
      Total current assets                                       14,285,312       14,289,588
                                                              -------------    -------------

Property and equipment:
  Equipment                                                       2,316,017        2,078,306
  Leasehold improvements                                             75,434           37,904
  Furniture and fixtures                                            135,544          135,544
                                                              -------------    -------------
                                                                  2,526,995        2,251,754
  Less accumulated depreciation and amortization                  1,057,069          944,121
                                                              -------------    -------------
      Net property and equipment                                  1,469,926        1,307,633
                                                              -------------    -------------

Other assets:
  Patents, net of accumulated amortization                          283,113          302,644
  Technology intangibles, net of accumulated amortization         4,810,069        4,964,090
  Tradename, distribution agreements and other,
  net of accumulated amortization                                   667,334          756,867
  Goodwill                                                       43,515,285       43,515,285
                                                              -------------    -------------
      Total other assets                                         49,275,801       49,538,886
                                                              -------------    -------------

      Total assets                                            $  65,031,039    $  65,136,107
                                                              =============    =============

               Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                            $   2,077,705    $   2,006,500
  Accrued interest                                                   53,396          671,154
  Accrued salaries and other expenses                             1,490,645        1,373,191
  Deferred revenue                                                  407,986          439,717
  Current maturities of note payable                              1,500,000        1,500,000
                                                              -------------    -------------
      Total current liabilities                                   5,529,732        5,990,562

Loans payable to related party                                      300,000          300,000
Note payable, less current maturities                             1,500,000        1,875,000
                                                              -------------    -------------
      Total liabilities                                           7,329,732        8,165,562
                                                              -------------    -------------
Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $ .01 par value:  authorized
    1,000,000 shares; issued and outstanding 6,374 in
    2005 and 7,435 in 2004, with an aggregate
    liquidation value of $1,127,000 in 2005
    and $1,257,500 in 2004, plus 7% annual dividend                      64               74
  Common stock, $ .01 par value:  authorized
    50,000,000 shares; issued 36,610,929 in 2005
    and 36,410,170 shares in 2004; outstanding
    36,543,053 in 2005 and 36,342,294 shares in 2004                366,109          364,101
  Additional paid-in capital                                    130,358,350      130,271,515
  Accumulated deficit                                           (72,072,952)     (72,714,881)
  Treasury stock at cost (67,876 common shares)                    (950,264)        (950,264)
                                                              -------------    -------------
      Total stockholders' equity                                 57,701,307       56,970,545
                                                              -------------    -------------

      Total liabilities and stockholders' equity              $  65,031,039    $  65,136,107
                                                              =============    =============

See accompanying notes to financial statements.

                       iCAD, INC.

          Consolidated Statements of Operations

                                                   Three Months   Three Months
                                                  March 31, 2005 March 31, 2004
                                                   ------------   ------------
                                                   (unaudited)    (unaudited)

Sales                                              $  6,007,607   $  5,426,881
Cost of sales                                         1,273,573      1,829,246
                                                   ------------   ------------
Gross margin                                          4,734,034      3,597,635
                                                   ------------   ------------

Operating expenses:
  Engineering and product development                 1,016,048      1,712,041
  General and administrative                          1,222,208      1,379,506
  Marketing and sales                                 1,750,966      2,239,687
                                                   ------------   ------------
      Total operating expenses                        3,989,222      5,331,234

                                                   ------------   ------------
Income (loss) from operations                           744,812     (1,733,599)

Interest expense - net                                   32,883        165,802
                                                   ------------   ------------

Net income (loss) before provision for income taxes     711,929     (1,899,401)

Provision for income taxes                               70,000             --
                                                   ------------   ------------

Net income (loss)                                       641,929     (1,899,401)

Preferred dividend                                       30,432         33,250

                                                   ------------   ------------
Net income (loss) attributable
 to common stockholders                            $    611,497   $ (1,932,651)
                                                   ============   ============

Net income (loss) per share:
Basic and Diluted                                  $       0.02   $      (0.06)

Weighted average number of shares used
 in computing income (loss) per share:
Basic                                                36,384,185     33,708,252
Diluted                                              38,754,414     33,708,252

See accompanying notes to financial statements.


                                   iCAD, INC.

                      Consolidated Statements of Cash Flows

                                                         Three Months    Three Months
                                                         March 31, 2005  March 31, 2004
                                                          -----------    -----------
                                                           (unaudited)   (unaudited)
Cash flows from operating activities:
Net income (loss)                                         $   641,929    $(1,899,401)
                                                          -----------    -----------
Adjustments to reconcile net income (loss)
 to net cash used for operating activities:
Depreciation                                                  112,948         66,497
Amortization                                                  263,085        255,783
Loss on disposal of assets                                         --         21,110
Changes in operating assets and liabilities:
  Accounts receivable                                        (710,942)       568,479
  Inventory                                                   (37,265)       942,720
  Prepaid and other current assets                            (38,946)      (226,319)
  Accounts payable                                             71,205     (1,628,240)
  Accrued interest                                           (617,758)       142,929
  Accrued expenses                                             87,022        185,355
  Deferred revenue                                            (31,731)       103,486
                                                          -----------    -----------
Total                                                        (902,382)       431,800
                                                          -----------    -----------

Net cash used for operating activities                       (260,453)    (1,467,601)
                                                          -----------    -----------

Cash flows from investing activities:
Additions to property and equipment                          (275,241)      (138,992)
Additional acquisition costs of CADx                               --        (19,478)
                                                          -----------    -----------
Net cash used for investing activities                       (275,241)      (158,470)
                                                          -----------    -----------

Cash flows from financing activities:
Issuance of common stock for cash                             119,265        482,249
Payment of note payable                                      (375,000)       (17,109)
                                                          -----------    -----------
Net cash provided by (used for) financing activities         (255,735)       465,140
                                                          -----------    -----------

Decrease in cash and equivalents                             (791,429)    (1,160,931)
Cash and equivalents, beginning of period                   8,008,163      5,101,051
                                                          -----------    -----------
Cash and equivalents, end of period                       $ 7,216,734    $ 3,940,120
                                                          ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid                                             $   617,834    $     3,633
                                                          ===========    ===========

Non-cash items from investing and financing activities:
  Accrued dividends on convertible preferred stock        $    30,432    $    33,250
                                                          ===========    ===========
See accompanying notes to financial statements.

                                   iCAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2005

(1)   Accounting Policies

      In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results are reflected in the accompanying consolidated financial statements. Reference should be made to iCAD, Inc.'s ("iCAD" or "Company") Annual Report on Form 10-K for the year ended December 31, 2004 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full year.

(2)   Loan Payable to Related Party

      The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at the prime interest rate (5.75% at March 31, 2005) plus 2% with a minimum of 8%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. At March 31, 2005, $300,000 was outstanding under the Loan Agreement and $4,700,000 was available for future borrowings.

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

                                   iCAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2005

(4)   Stock-Based Compensation

      The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plans. Under APB Opinion No. 25, when the number of shares and exercise price of the Company's employee stock options are fixed and the exercise price equals the market price of the underlying stock on the date of grant, no compensation cost is recognized provided vesting is based solely on the passage of time.

      The Company estimates the fair value of each grant of options at the grant date, using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: no dividends paid; expected volatility of 78.6%; risk-free interest rate of 3.69%, 3.91% and 4.18% and expected lives of 2 to 4 years. The weighted-average assumptions used for grants in 2004 were: no dividends paid; expected volatility of 80.2%; risk-free interest rate of 3.03%, and an expected life of 4 years.

      Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net income (loss) and net income (loss) per share for the three month periods ended March 31, 2005 and 2004 would have been as follows:

                                                      Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        2005         2004
      Net income (loss) attributable to
       common stockholders as reported              $   611,497   $(1,932,651)

      Deduct: Total stock-based
      employee compensation
      determined under the fair value
      method for all awards                            (415,689)      (92,386)
                                                    -----------   -----------
               Pro forma net income (loss)          $   195,808   $(2,025,037)
                                                    ===========   ===========

      Basic and diluted income (loss) per share
               As reported                          $       .02   $      (.06)
               Pro forma                            $       .01   $      (.06)
                                   iCAD, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2005

(5)   New Accounting Pronouncement

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) will be effective for the Company on January 1, 2006. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative.

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

Results of Operations

Overview

iCAD develops computer aided detection (CAD) products for the early detection of breast cancer and other healthcare related applications. The Company's Second Look (R) products for early detection of breast cancer are currently available for use with film based and digital mammography practices. Early detection of breast cancer can save lives and often permits less costly, less invasive and less disfiguring cancer treatment options than when the cancer is detected at a later stage.

iCAD is the only independent, integrated digitizer hardware and CAD software company offering computer aided detection solutions for the detection of breast cancer. As such, the Company is able to reduce costs at each step in the CAD product design, production and assembly process. The Company believes that its vertical integration of CAD and hardware development results in better integration of software and film digitizer components, lower production costs and reduced administrative overhead. These factors have allowed iCAD to enhance its CAD product line, while reducing the costs of the Company's CAD products to many customers and allowing more women to realize the benefits inherent in the early detection of breast cancer.

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

Critical Accounting Policies

The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Quarter Ended March 31, 2005 compared to Quarter Ended March 31, 2004

Sales. Sales of the Company's CAD and medical imaging products for the quarter ended March 31, 2005 were $6,007,607, compared with sales of $5,426,881 for the quarter ended March 31, 2004. During the first quarter of 2005 the Company updated its product line for film based mammography with the introduction of its new Second Look(R) 700 and Second Look 300 products. The Second Look 700 product replaces the Company's previous Second Look 400, 402 and 500 products, while the Second Look 300 adds a modular, extensible and network capable product option to the Company's product offerings for lower volume women's health care providers. Both products became commercially available near the end of the first quarter of 2005, limiting the availability of units for sales demonstrations and customer evaluations during that quarter. In aggregate, fifty-one Second Look 200 and Second Look 300 systems were sold during the first quarter of 2005, including systems sold under the Company's ClickCAD(TM) fee per procedure program. No such systems were sold in the first quarter of 2004.

In the first quarter of 2005 iCAD added Fusion Sales Partners as an additional national sales distribution channel for film based mammography CAD products. Fusion's contribution to the Company's sales during the quarter was immaterial, and is expected to increase in subsequent quarters. An additional contribution to the Company's film based mammography CAD sales is anticipated as private label sales of the Company's Second Look 200 product by Hologic, Inc., commence in the second quarter of 2005.

In the first quarter of 2005 Hologic, Inc., the Company's newest OEM customer, began sales of the Company's CAD solutions for Hologic digital mammography systems. iCAD also received approval from the U.S. Food and Drug Administration ("FDA") for its new CAD system for use with Siemens Medical Solution's digital mammography system, which the Company believes will contribute to increased sales in future quarters.

During the first quarter of 2005 iCAD filed its first application with the FDA for approval of a product to support radiologists in review of computed tomography (CT) studies of the chest and detection of potentially cancerous lung nodules. Although there can be no assurance of approval by the FDA, the Company believes that this product line could begin to contribute to revenues in 2006.

The Company's sold eighteen of its Second Look 200 systems under its ClickCAD(TM) fee per procedure program which represents a slight increase from sales during the fourth quarter of 2004. There were no sales of Second Look 200 systems under the ClickCAD program in the first quarter of 2004.

Over the course of 2005, the Company expects CAD for digital mammography, Second Look 200/300 sales and revenues attributable to the Company's ClickCAD program to increase as a percentage of overall sales.

Gross Margins. Gross margin increased in the three months ended March 31, 2005 to 79% compared to 66% in the comparable period in 2004. Several factors contributed to the increase in gross margins. The Company's Second Look 700 product, which replaces previous Second Look 500, 400 and 402 products in the Company's product line, was engineered to reduce overall costs of goods and achieve higher gross margins on product sales. The Company's digital, Second Look 200 and Second Look 300 product lines all reflect individual product gross margins in excess of aggregate gross margins reported in the first quarter of 2004. Additionally, sale of software options, primarily for the Company's Second Look 700 and 500 products, increased as a percentage of sales in the first quarter of 2005. These software options carry high product gross margins.

Engineering and Product Development. Engineering and product development costs for the quarter ended March 31, 2005 decreased to $1,016,048 from $1,712,041 in 2004. The decrease in engineering and product development costs primarily results from the action taken by the Company in the first quarter of 2004, following its merger with CADx, to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in non-recurring engineering severance benefits and office closure expenses. Over the remaining quarters of 2005, the Company expects engineering and product development costs to increase in absolute terms while remaining relatively constant as a percentage of sales, as the Company has redirected a portion of its research and engineering resources to accelerate the delivery of new iCAD products, such as applying iCAD's core CAD and clinical decision support technologies to additional medical applications.

General and Administrative. General and administrative expenses in the three months ended March 31, 2005 decreased from $1,379,506 in 2004 to $1,222,208 in 2005. The decrease in general and administrative expenses is due primarily to actions taken by the Company in the first quarter of 2004, following its merger with CADx, to reduce its staff and close its offices. In connection with these measures, the Company incurred approximately $50,000 in non-recurring general and administrative severance benefits and other expenses associated with the reductions of staff and a write-off of fixed assets relating to the closure of the iCAD office in Tampa, Florida. The Company expects that overall general and administrative expenses will decline for the remainder of 2005 as a percentage of sales, as sales are expected to increase at a greater rate than general and administrative expenses

Marketing and Sales Expenses. Marketing and sales expenses for the three months ended March 31, 2005 decreased from $2,239,687 in 2004 to $1,750,966 in 2005.
The decrease is primarily due to the actions taken by the Company in the first quarter of 2004, following the merger with CADx, to reduce its workforce, close its office in San Rafael, California, and eliminate duplication in marketing and other activities. In connection with this action the Company incurred approximately $200,000 in non-recurring marketing and sales severance benefits and office closure expenses. In general, the Company expects marketing and sales expenses to decline in 2005 as a percentage of sales, as sales are expected to increase at a greater rate than marketing and sales expenses.

Interest Expense. Net interest expense for the three months ended March 31, 2005 decreased from $165,802 in 2004 to $32,883 in 2005. The decrease in interest expense during the first quarter of 2005 is due to the repayment of $3,330,000, in December 2004, that the Company had previously borrowed from Mr. Howard pursuant to the Loan Agreement.

Provision for Income Taxes. The provision for income taxes consists of federal alternative minimum tax expense and state income taxes based upon the estimated effective income tax rate for the full fiscal year.

Net Income (Loss). As a result of the foregoing, the Company recorded net income of $641,929 for the three month period ended March 31, 2005 on sales of $6,007,607 compared to a net loss of ($1,899,401) for the comparable period in 2004 on sales of $5,426,881.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to support and sustain operations through at least the next 12 months, primarily due to expected continuing profitable operations and the net proceeds of approximately $8,325,000 from a private placement of its securities to accredited investors that was completed in December 2004. The Company's ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. In addition, the Company has a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $4,700,000 was available at March 31, 2005.

At March 31, 2005 the Company had current assets of $14,285,312, current liabilities of $5,529,732 and working capital of $8,755,580. The ratio of current assets to current liabilities was 2.6:1

Net cash used for operating activities for the three months ended March 31, 2005 was $260,453, compared to $1,467,601 for the same period in 2004. The cash used in the first quarter of 2005 resulted primarily from the changes in accounts receivable and the payment of accrued interest of approximately $617,000 owed to Mr. Howard pursuant to the Loan Agreement, offset by non-cash depreciation, amortization and change in accounts payable.

The net cash used in investing activities for the three months ended March 31, 2005 was $275,241, compared to $158,470 for the same period in 2004. The cash used in investing activities included the addition of $275,241 for tooling, computer equipment, and leasehold improvements. Net cash used for financing activities in the three months ended March 31, 2005 was $255,735 compared to net cash provided by financing activities of $465,140 for the same period in 2004. The increase in cash used for financing activities during the first quarter of 2005 was primarily due to the payment of the note payable in the amount of $375,000, offset by cash received due to the issuance of common stock relating to exercise of stock options in the amount of $119,265.

Intellectual Property

On April 18, 2005, the Company received a letter from R2 Technology, Inc. ("R2"), the Company's principal competitor, advising the Company of R2's position that iCAD's Second Look product lines allegedly infringed on US Patents 6,266,435, 6,477,262 and 6,574,357, which are licensed to R2. These patents are continuations in part of the patents already licensed to iCAD by R2 under a September 2003 Settlement Agreement that resolved certain patent infringement litigation between iCAD and R2 (the "Settlement Agreement"). R2 has not given the Company sufficient information to evaluate R2's position. Under the prior Settlement Agreement, the rights of R2 to assert subsequent claims of infringement of this nature against iCAD are limited, and require reasonably detailed notice, the opportunity for negotiation and binding arbitration as a required alternative to litigation.

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

The Company's principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2005, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II      OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2005, 1,000 shares of the Company's 7% Series A Convertible Preferred Stock and 40 shares of the Company 7% Series B Convertible Preferred Stock were converted by a non-affiliate holder into 120,000 shares of the Company's common stock and 21 shares of the Company's 7% Series B
Convertible Preferred Stock were converted by a director of the Company into 10,500 shares of the Company's common stock, in accordance with the terms of the preferred stock. No compensation or fees were paid to solicit or induce the conversion by the holders of the preferred stock. Issuance of the Company's common stock upon conversion of the preferred stock was made pursuant to an exemption from registration under Section 3(a) (9) of the Securities Act of 1933, as amended.

Item 6.  Exhibits

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

                                                            iCAD, Inc.
                                                             ----------
                                                            (Registrant)


Date: May 9, 2005                            By: /s/ W. Scott Parr
      -----------                            -----------------------------------
                                             W. Scott Parr
                                             President, Chief Executive Officer,
                                             Director


Date: May 9, 2005                            By: /s/ Annette L. Heroux
      -----------                            -----------------------------------
                                             Annette L. Heroux
                                             Vice President of Finance,
                                             Chief Financial Officer