Form 10-Q
period 2005-06-30
ICAD INC
filed 2005-08-09
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒ NO ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☒ NO☐.

As of the close of business on August 2, 2005 there were 36,717,770 shares outstanding of the issuer's Common Stock, $.01 par value.

iCAD, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	3
	Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004 (unaudited)	4
	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2005 and 2004 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6-9

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 6	Exhibits	16-17

Signatures		18

iCAD, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,937,841	$8,008,163
Trade accounts receivable, net of allowance for doubtful
accounts of $510,000 in 2005 and $450,000 in 2004	3,658,236	5,006,333
Inventory	1,765,166	1,013,806
Prepaid and other current assets	361,661	261,286
Total current assets	13,722,904	14,289,588

Property and equipment:
Equipment	2,461,884	2,078,306
Leasehold improvements	89,203	37,904
Furniture and fixtures	147,972	135,544
	2,699,059	2,251,754
Less accumulated depreciation and amortization	1,199,090	944,121
Net property and equipment	1,499,969	1,307,633

Other assets:
Patents, net of accumulated amortization	263,582	302,644
Technology intangibles, net of accumulated amortization	4,656,049	4,964,090
Tradename, distribution agreements and other,
net of accumulated amortization	577,800	756,867
Goodwill	43,515,285	43,515,285
Total other assets	49,012,716	49,538,886
Total assets	$64,235,589	$65,136,107

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,323,480	$2,006,500
Accrued interest	53,538	671,154
Accrued salaries and other expenses	1,623,092	1,373,191
Deferred revenue	419,062	439,717
Current maturities of note payable	1,500,000	1,500,000
Total current liabilities	5,919,172	5,990,562

Loans payable to related party	300,000	300,000
Note payable, less current maturities	1,125,000	1,875,000
Total liabilities	7,344,172	8,165,562

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $ .01 par value: authorized
1,000,000 shares; issued and outstanding
6,374 in 2005 and 7,435 in 2004, with an aggregate liquidation value of $1,127,000 and $1,257,500 plus 7% annual
dividend, in 2005 and 2004, respectively.	64	74
Common stock, $ .01 par value: authorized
50,000,000 shares; issued 36,610,929 in 2005
and 36,410,170 shares in 2004; outstanding
36,543,053 in 2005 and 36,342,294 shares in 2004	367,846	364,101
Additional paid-in capital	130,630,385	130,271,515
Accumulated deficit	(73,156,614)	(72,714,881)
Treasury stock at cost (67,876 common shares)	(950,264)	(950,264)
Total stockholders' equity	56,891,417	56,970,545
Total liabilities and stockholders' equity	$64,235,589	$65,136,107

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months		Six Months
	June 30,		June 30,
	2005	2004	2005	2004

Sales	$4,231,104	$5,636,586	$10,238,711	$11,063,467
Cost of sales	1,015,364	1,661,447	2,288,937	3,490,693
Gross margin	3,215,740	3,975,139	7,949,774	7,572,774
Operating expenses:
Engineering and product development	985,408	1,084,356	2,001,456	2,796,397
General and administrative	1,453,152	1,164,662	2,675,360	2,544,168
Marketing and sales	1,846,474	1,532,852	3,597,440	3,772,539
Total operating expenses	4,285,034	3,781,870	8,274,256	9,113,104

Income (loss) from operations	(1,069,294)	193,269	(324,482)	(1,540,330)

Interest expense - net	14,368	146,811	47,251	312,613

Net income (loss) before provision for income taxes	(1,083,662)	46,458	(371,733)	(1,852,943)

Provision for income taxes	--	--	70,000	--

Net income (loss)	$(1,083,662)	$46,458	$(441,733)	$(1,852,943)

Preferred dividend	30,771	36,911	61,203	70,161

Net income (loss) available to common stockholders	$(1,114,433)	$9,547	$(502,936)	$(1,923,104)

Net income (loss) per share
Basic	$(0.03)	$0.00	$(0.01)	$(0.06)
Diluted	$(0.03)	$0.00	$(0.01)	$(0.06)

Weighted average number of shares used
in computing income (loss) per share
Basic	36,616,764	33,872,955	36,501,117	33,790,603
Diluted	36,616,764	35,424,384	36,501,117	33,790,603

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months	Six Months
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(441,733)	$(1,852,943)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	254,969	134,182
Amortization	526,170	511,609
Loss on disposal of assets	--	21,110
Changes in operating assets and liabilities:
Accounts receivable	1,348,097	(452,259)
Inventory	(751,360)	1,162,864
Other current assets	(100,375)	(166,568)
Accounts payable	316,980	(1,623,966)
Accrued interest	(617,616)	211,931
Accrued expenses	188,698	(414,689)
Deferred revenue	(20,655)	195,047
Total adjustments	1,144,908	(420,739)
Net cash provided by (used for) operating activities	703,175	(2,273,682)

Cash flows from investing activities:
Additions to patents, software development and other	--	(1,501)
Additions to property and equipment	(447,305)	(167,566)
Additional acquisition costs of CADx	--	(47,979)
Net cash used for investing activities	(447,305)	(217,046)

Cash flows from financing activities:
Issuance of common stock for cash	423,808	801,667
Payment of note payable	(750,000)	(411,303)
Net cash provided by (used for) financing activities	(326,192)	390,364

Decrease in cash and equivalents	(70,322)	(2,100,364)
Cash and equivalents, beginning of period	8,008,163	5,101,051
Cash and equivalents, end of period	$7,937,841	$3,000,687

Supplemental disclosure of cash flow information:
Interest paid	$718,551	$68,529
Non-cash items from investing and financing activities:
Accrued dividends on convertible preferred stock	$61,203	$66,869

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2005

(1)	Accounting Policies

In the opinion of management all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results are reflected in the accompanying consolidated financial statements. Reference should be made to iCAD, Inc.'s (“iCAD” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2004 for a summary of significant accounting policies. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)	Loan Payable to Related Party

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires January 4, 2006, subject to extension by the parties, with an agreement from Mr. Howard that he will not call in the principal balance of the note until January 5, 2007. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long term liability in the Company’s consolidated balance sheet as of June 30, 2005. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate (6.25% at June 30, 2005) plus 2% with a minimum of 8%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. At June 30, 2005, $300,000 was outstanding under the Loan Agreement and $4,700,000 was available for future borrowings.

(3)	Acquisition of Qualia Computing, Inc.

On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc., a privately held company based in Beavercreek, Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”), bringing together two of the three companies approved by the US Food and Drug Administration (FDA) to market computer aided detection of breast cancer solutions in the United States. To complete the acquisition, iCAD issued 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company’s common stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note at a 6.25% interest rate in the amount of $4,500,000 to purchase Qualia shares that were owned by two institutional investors. At June 30, 2005, $2,625,000 was outstanding under the secured promissory note.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2005

(4)	Stock-Based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option plans. Under APB Opinion No. 25, when the number of shares and exercise price of the Company’s employee stock options are fixed and the exercise price equals the market price of the underlying stock on the date of grant, no compensation cost is recognized provided vesting is based solely on the passage of time.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company estimates the fair value of each grant of options at the grant date, using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: no dividends paid; expected volatility of 78.6%; risk-free interest rate of 3.69%, 3.91% and 4.18% and expected lives of 2 to 4 years. The weighted-average assumptions used for grants in 2004 were: no dividends paid; expected volatility of 80.2%; risk-free interest rate of 3.03%, and an expected life of 4 years.

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income (loss) and net income (loss) per share for the three and six month periods ended June 30, 2005 and 2004 would have been as follows:

	Three Months		Six Months
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss) available to common stockholders as reported	$(1,114,433)	$9,547	$(502,936)	$(1,923,104)

Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(413,433)	(92,386)	(829,123)	(184,772)
Pro forma net loss available to common stockholders	$(1,527,866)	$(82,839)	$(1,332,059)	$(2,107,876)

Basic and diluted loss per share
As reported	$(.03)	$.00	$(.01)	$(.06).
Pro forma	$(.04)	$.00	$(.04)	$(.06).

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2005

(5)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (SFAS 123R), which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123R until the issuers first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006.

Under SFAS 123R, pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The Company must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retrospective adoption options. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement and also specifies the treatment of excess tax benefits associated with stock compensation.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SECs interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2005

(6)	Intellectual Property

On April 18, 2005, the Company received a letter from R2 Technology, Inc. (“R2”), the Company’s principal competitor, advising the Company of R2’s position that iCAD’s Second Look® product lines allegedly infringed on US Patents 6,266,435, 6,477,262 and 6,574,357, which are licensed to R2. These patents are continuations in part of the patents already licensed to iCAD by R2 under a September 2003 Settlement Agreement that resolved certain patent infringement litigation between iCAD and R2 (the “Settlement Agreement”). Under the Settlement Agreement, the rights of R2 to assert subsequent claims of infringement of this nature against iCAD are limited, and require reasonably detailed notice, the opportunity for negotiation and binding arbitration as a required alternative to litigation. A three member arbitration panel has been named, and an arbitration hearing with respect to the R2 claim is currently scheduled for October 18-21, 2005, with a decision by the Arbitration Panel scheduled for December 2005. Initial stages of the arbitration process are currently underway. Given the early stages of the process, it is not possible to determine the outcome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:
Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Overview

 iCAD develops computer aided detection (CAD) products for the early detection of breast cancer and other healthcare related applications. The Company’s Second Look ® products for early detection of breast cancer are currently available for use with film based and digital mammography practices. Early detection of breast cancer can save lives and often permits less costly, less invasive and less disfiguring cancer treatment options than when the cancer is detected at a later stage.

iCAD is the only independent, integrated digitizer hardware and CAD software company offering computer aided detection solutions for the detection of breast cancer. As such, the Company believes it is able to reduce costs at each step in the CAD product design, production and assembly process. The Company believes that its vertical integration of CAD and hardware development results in better integration of software and film digitizer components, lower production costs and reduced administrative overhead. These factors have allowed iCAD to enhance its CAD product line, while reducing the costs of the Company’s CAD products to many customers and allowing more women to realize the benefits inherent in the early detection of breast cancer.

The Company’s CAD systems include proprietary software technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer manufactured by the Company. iCAD also manufactures medical film digitizers for a variety of medical imaging and other applications. The Company’s headquarters are located in southern New Hampshire, with contract manufacturing facilities in New Hampshire and Connecticut.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Quarter Ended June 30, 2005 compared to Quarter Ended June 30, 2004 and Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Sales. Sales of the Company’s CAD and medical imaging products for the three and six month periods ended June 30, 2005 were $4,231,104 and $10,238,711, respectively, compared with sales of CAD and medical imaging products for the three and six month periods ended June 30, 2004 of $5,636,586 and $11,063,467. The sales decrease in the second quarter of 2005 was primarily due to a shift in customer demand towards more affordable CAD systems, which resulted in increased sales of the Company’s lower priced SecondLook® 300 and 200 products lines, rather than sales of its higher priced SecondLook 700 systems that the Company had anticipated for the second quarter of 2005. Subsequent to the second quarter of 2005, iCAD upgraded its SecondLook 700 product incorporating its new Fulcrum™ digitizer, improving performance of the product while reducing manufacturing costs. The Company has already secured orders for seven SecondLook 700 systems in the third quarter of 2005, which exceeds the total number of SecondLook 700 systems sold in the second quarter of 2005.

In addition, price competition became an increasing factor in the second quarter of 2005 as the Company’s principal competitor lowered sale prices of its products to a level that was either the same as or, in certain cases, lower than prices charged by iCAD for its comparable systems. During the second quarter of 2005 the Company reduced gross sales by approximately $276,000 for rebates related to current quarter sales to offset the majority of such competitive situations. Price competition is expected to continue in the third quarter. However, the Company believes that it does not need to compete on price alone since it believes that its products have definable performance and operational advantages over its competitors products.

The Company has also begun implementation of a new marketing and brand program, which it believes more effectively communicates the quality and superiority of iCAD product to prospective customers. The Company also believes that this new marketing and brand program is an important tool for its sales force, resellers and distributors.

During the second quarter of 2005 the Company’s resellers and distributors, concerned about potential price competition, reduced their own purchases in order to reduce their own inventories. The Company recorded sales from each of its recently added channel partners, including Hologic, Siemens and Fusion, but the Company does not believe that the contribution in sales and sales growth from these new customers has realized their full potential. The Company is moving to increase its capability to concurrently service, support and promote start-up of multiple new sales and distribution channels by more than doubling the number of sales representatives from the 9 current regional managers to a total of approximately 20 field sales personnel directly employed by iCAD to support its existing, experienced sales team and distribution partners. The Company expects these additional sales people to be fully deployed by the end of the third quarter of 2005.

The table below presents the number of units, sales and percentages attributable to different product and service types, in 2004 and first and second quarters of 2005:

Product Type	2004	%	2005 Q1%		2005 Q2%
Units
Digital Servers	149	22%	33	17%	30	18%
Additional Device System Licenses	50	7%	14	7%	16	10%
Total Digital	199	29%	47	24%	46	28%

SL700 /500 /400 /402	139	20%	25	13%	5	3%
SL300/200	106	15%	33	17%	45	27%
ClickCAD	21	3%	18	9%	15	9%
ClickCAD Procedure Keys	1	0%	9	5%	10	6%

The information above excludes Radiologists review the stations and medical digitizers.

Sales
Digital Servers	$5,630,652	24%	$1,140,350	19%	$944,700	22%
Additional Device System Licenses	815,400	3%	217,250	4%	257,900	6%
Total Digital	6,446,052	28%	1,357,600	23%	1,202,600	28%

SL700 /500 /400 /402	10,633,282	46%	2,054,985	34%	439,400	10%
SL300/200	3,209,380	14%	1,523,785	25%	1,756,290	42%
ClickCAD	98,250	0%	111,200	2%	101,650	2%
Viewers / Options	518,484	2%	333,362	6%	209,615	5%
Total Analog	14,459,396	62%	4,023,332	67%	2,506,955	59%

Digitizers	1,069,763	5%	158,652	3%	162,144	4%
Supplies & Services	1,333,251	6%	468,023	8%	359,405	8%

Total Sales	$23,308,462		$6,007,607		$4,231,104

Gross Margin. Gross margin increased in the three and six month periods ended June 30, 2005 to 76% and 78%, respectively, compared to 71% and 68% in the comparable periods in 2004. Several factors contributed to the increase in gross margin. The Company’s Second Look 700 product, which replaced previous Second Look 500, 400 and 402 products in the Company’s product line, was engineered to reduce overall costs of goods and achieve higher gross margins on product sales. Moreover, the Company’s digital Second Look 200 and Second Look 300 product lines all reflect individual product gross margins in excess of aggregate gross margins reported in the second quarter of 2004. Additionally, sale of software options, primarily for the Company’s Second Look 700 and 500 products, increased as a percentage of sales in the first quarter of 2005. These software options carry high product gross margins.

Engineering and Product Development. Engineering and product development costs for the three and six month periods ended June 30, 2005 decreased by $98,948 and $794,941, respectively, from $1,084,356 and $2,796,397, respectively, in 2004 to $985,408 and $2,001,456 in 2005. The decrease in engineering and product development costs primarily results from the action taken by the Company in the first quarter of 2004, following its merger with CADx, to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in engineering severance benefits and office closure expenses. During the second quarter of 2005 the Tampa, Florida facility was subleased and the Company reduced the balance of the rent accrual by approximately $81,000 to reflect the expected sublease rental payments. Over the remaining quarters of 2005, the Company expects engineering and product development costs to increase in absolute terms due to the Company’s development of a lung nodule detection product and the acceleration of its development work on a product for detection of colonic polyps.

General and Administrative. General and administrative expenses in the three and six month periods ended June 30, 2005 increased by $288,490 and $131,192, respectively, from $1,164,662 and $2,544,168, respectively, in 2004 to $1,453,152 and 2,675,360 in 2005. The increase in general and administrative expenses is primarily due to the increase in legal expense, totaling approximately $535,000, associated principally with the Company’s current patent arbitration proceeding. Excluding the legal expense the Company’s general and administrative expenses in the three and six month periods ending June 30, 2005 would have been lower than the preceding year, as a result of actions taken by the Company in the first quarter of 2004 following its merger with CADx, to reduce its staff and close its offices. In connection with these measures, in the first quarter of 2004, the Company incurred approximately $50,000 in general and administrative severance benefits and other expenses associated with the reductions of staff and a write-off of fixed assets relating to the closure of the iCAD office in Tampa, Florida. The Company expects that overall general and administrative expenses will increase for the remainder of 2005 due to increase legal expenses relating to the R2 claim .

Marketing and Sales Expenses. Marketing and sales expenses for the three month period ended June 30, 2005 increased from $1,532,852 in 2004 to $1,846,474 in 2005. The increase in marketing and sales expenses primarily results from the increase in advertising, promotional and commissions during the quarter. Marketing and sales expenses for the six month period ended June 30, 2005 decreased from $3,772,539 in 2004 to $3,597,440 in 2005. The decrease is primarily due to the actions taken by the Company in the first quarter of 2004, following the merger with CADx, to reduce its workforce, close its office in San Rafael, California, and eliminate duplication in marketing and other activities. In connection with this action, the Company incurred approximately $200,000 in marketing and sales severance benefits and office closure expenses in the 2004 period. The Company anticipates that marketing and sales expenses will remain relatively constant as a percentage of sales, due primarily to continued advertising and marketing activities.

Interest Expense. Net interest expense for the three and six month periods ended June 30, 2005 decreased from $146,811 and $312,613 in 2004 to $14,368 and $47,251 in 2005. The decrease in interest expense during 2005 is due to the repayment of $3,330,000, in December 2004, that the Company had previously borrowed from its Chairman, Mr. Howard pursuant to the Loan Agreement.

Provision for Income Taxes. The provision for income taxes for the six month period ended June 30, 2005 consists of state income taxes based upon the estimated effective income tax rate for the full fiscal year. The Company did not have a provision for income taxes in the prior year period.

Net Income (Loss). As a result of the foregoing, the Company recorded a net loss of ($1,083,662) or ($0.03) per share for the three month period ended June 30, 2005 on sales of $4,231,104 compared to net income of $46,458 or $0.00 per share from the same period in 2004 on sales of $5,636,586. The loss for the six months ended June 30, 2005 was ($441,733) or ($0.01) per share on sales of $10,238,711 compared with a net loss of ($1,852,943) or ($0.06) per share on sales of $11,063,467 for the six months ended June 30, 2004.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to support and sustain operations through at least the next 12 months, primarily due to continuing operations and the net proceeds of approximately $8,325,000 from a private placement of its securities to accredited investors that was completed in December 2004. The Company's ability to generate cash adequate to meet its future capital requirements beyond the next 12 months will depend primarily on operating cash flow. In addition, the Company has a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $4,700,000 was available at June 30, 2005.

At June 30, 2005 the Company had current assets of $13,722,904, current liabilities of $5,919,172 and working capital of $7,803,732. The ratio of current assets to current liabilities was 2.3:1

Net cash provided by operating activities for the six months ended June 30, 2005 was $703,175, compared to net cash used for operating activities of $2,273,682 for the same period in 2004. The cash provided for the six months ended June 30, 2005 primarily resulted from the decrease in accounts receivable of $1,348,097 and increases in accounts payable and accrued expenses totaling $505,678, plus non-cash depreciation and amortization of $781,139, offset by an increase in inventory of $751,360 and the payment of accrued interest of approximately $617,000 owed to Mr. Howard pursuant to the Loan Agreement.

The net cash used in investing activities for the six months ended June 30, 2005 was $447,305 compared to $217,046 for the same period in 2004. The cash used in investing activities included the addition of $447,305 for tooling, computer equipment, and leasehold improvements.

Net cash used for financing activities in the six months ended June 30, 2005 was $326,192 compared to net cash provided by financing activities of $390,364 for the same period in 2004. The decrease in cash used for financing activities during the first and second quarter of 2005 was primarily due to the payment of the note payable in the amount of $750,000, offset by cash received due to the issuance of common stock relating to exercise of stock options in the amount of $423,808.

Intellectual Property

On April 18, 2005, the Company received a letter from R2, advising the Company of R2’s position that iCAD’s Second Look® product lines allegedly infringed on US Patents 6,266,435, 6,477,262 and 6,574,357, which are licensed to R2. These patents are continuations in part of the patents already licensed to iCAD by R2 under the Settlement Agreement. Under the Settlement Agreement, the rights of R2 to assert subsequent claims of infringement of this nature against iCAD are limited, and require reasonably detailed notice, the opportunity for negotiation and binding arbitration as a required alternative to litigation. A three member arbitration panel has been named, and an arbitration hearing with respect to the R2 claim is currently scheduled for October 18-21, 2005, with a decision by the Arbitration Panel scheduled for December 2005. Initial stages of the arbitration process are currently underway. Given the early stages of the process, it is not possible to determine the outcome.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2005, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Part 1, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Intellectual Property for a description of pending arbitration between the Company and R2.

Item 4. Submission of Matters to a Vote of Security Holders

On June 22, 2005 the Company held an Annual Meeting of Stockholders at which the following matters were voted on by the security holders of iCAD, Inc. The results of the vote are as follows:

1. To elect three Class III directors to hold office until the Annual Meeting of Stockholders to be held in 2008 and until their respective successors have been duly elected and qualified;

Names of Nominees	Number of	Number of
Class III	Votes For	Votes Withheld
Robert Howard	32,019,470	602,754
W. Scott Parr	32,106,340	560,884
Rachel Brem	31,928,423	693,801

In addition to the Class III directors elected at the meeting the following directors continued to hold office after the Annual Meeting :

Class I directors (terms expire in 2006): George Farley and Herschel Sklaroff
Class II directors (terms expire in 2007):James Harlan, Maha Sallam and Elliott Sussman

2. Adoption of 2005 Stock Incentive Plan

The proposal to approve and adopt the Company’s 2005 Stock Incentive Plan was approved by the stockholders by a vote of 12,261,131 shares FOR the proposal, 3,683,631 shares AGAINST the proposal, 123,193 shares ABSTAINING from voting, and 16,554,269 shares NOT VOTED.

Item 6. Exhibits

Exhibit No.	Description

10.1	2005 Stock Incentive Plan (incorporated by reference to Exhibit B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 25, 2005).

11	Earnings Per Share Calculation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, INC.

Date: August 9, 2005	By:	/s/ W. Scott Parr

W. Scott Parr President, Chief Executive Officer, Director

Date: August 9, 2005	By:	/s/ Annette L. Heroux

Annette L. Heroux Vice President of Finance, Chief Financial Officer