Form 10-Q
period 2005-09-30
ICAD INC
filed 2005-11-09
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒NO ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES ☒NO ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO ☒.

As of the close of business on November 2, 2005 there were 36,766,270 shares outstanding of the issuer's Common Stock, $.01 par value.

iCAD, INC.

iCAD, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,475,972	$8,008,163
Trade accounts receivable, net of allowance for doubtful accounts of $548,000 in 2005 and $450,000 in 2004	2,724,205	5,006,333
Inventory	2,412,676	1,013,806
Prepaid and other current assets	375,430	261,286
Total current assets	11,988,283	14,289,588

Property and equipment:
Equipment	2,714,027	2,078,306
Leasehold improvements	113,662	37,904
Furniture and fixtures	149,802	135,544
	2,977,491	2,251,754
Less accumulated depreciation and amortization	1,347,284	944,121
Net property and equipment	1,630,207	1,307,633

Other assets:
Patents, net of accumulated amortization	244,050	302,644
Technology intangibles, net of accumulated amortization	4,502,028	4,964,090
Tradename, distribution agreements and other,net of accumulated amortization	488,267	756,867
Goodwill	43,515,285	43,515,285
Total other assets	48,749,630	49,538,886
Total assets	$62,368,120	$65,136,107

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,927,767	$2,006,500
Accrued interest	54,072	671,154
Accrued salaries and other expenses	2,131,195	1,373,191
Deferred revenue	316,300	439,717
Current maturities of note payable	1,500,000	1,500,000
Total current liabilities	6,929,334	5,990,562

Convertible loan payable to related party	300,000	300,000
Note payable, less current maturities	750,000	1,875,000
Total liabilities	7,979,334	8,165,562

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $ .01 par value: authorized 1,000,000 shares; issued and outstanding 6,374 in 2005 and 7,435 in 2004, with an aggregate liquidation value of $1,127,000 and $1,257,500 plus 7% annual dividend, in 2005 and 2004, respectively.	64	74
Common stock, $ .01 par value: authorized 50,000,000 shares; issued 36,834,146 in 2005 and 36,410,170 shares in 2004; outstanding 36,766,270 in 2005 and 36,342,294 shares in 2004	368,341	364,101
Additional paid-in capital	130,690,090	130,271,515
Accumulated deficit	(75,719,445)	(72,714,881)
Treasury stock at cost (67,876 common shares in 2005 and 2004)	(950,264)	(950,264)
Total stockholders' equity	54,388,786	56,970,545
Total liabilities and stockholders' equity	$62,368,120	$65,136,107

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months		Nine Months
	September 30,		September 30,
	2005	2004	2005	2004

Sales	$3,393,804	$5,977,048	$13,632,515	$17,040,515
Cost of sales	926,042	1,617,788	3,214,979	5,108,481
Gross margin	2,467,762	4,359,260	10,417,536	11,932,034
Operating expenses:
Engineering and product development	1,406,486	1,072,636	3,407,942	3,869,033
General and administrative	1,841,110	1,252,077	4,516,470	3,796,245
Marketing and sales	1,741,036	1,529,995	5,338,476	5,302,534
Total operating expenses	4,988,632	3,854,708	13,262,888	12,967,812

Income (loss) from operations	(2,520,870)	504,552	(2,845,352)	(1,035,778)

Interest expense - net	6,961	138,503	54,212	451,116
Net income (loss) before provision for income taxes	(2,527,831)	366,049	(2,899,564)	(1,486,894)

Provision for income taxes	35,000	–	105,000	–
Net income (loss)	$(2,562,831)	$366,049	$(3,004,564)	$(1,486,894)

Preferred dividend	31,109	30,697	92,312	100,858
Net income (loss) available to common stockholders	$(2,593,940)	$335,352	$(3,096,876)	$(1,587,752)

Net income (loss) per share
Basic	$(0.07)	$0.01	$(0.08)	$(0.05)
Diluted	$(0.07)	$0.01	$(0.08)	$(0.05)

Weighted average number of shares used in computing income (loss) per share
Basic	36,737,096	34,056,589	36,580,641	33,879,913
Diluted	36,737,096	37,992,937	36,580,641	33,879,913

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months	Nine Months
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(3,004,564)	$(1,486,894)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	403,163	202,770
Amortization	789,256	767,443
Loss on disposal of assets	–	21,110
Changes in operating assets and liabilities:
Accounts receivable	2,282,128	(1,419,789)
Inventory	(1,398,870)	1,122,149
Other current assets	(114,144)	28,498
Accounts payable	921,267	(1,796,555)
Accrued interest	(617,082)	275,016
Accrued expenses	665,692	(535,744)
Deferred revenue	(123,417)	187,704
Total adjustments	2,807,993	(1,147,398)

Net cash used for operating activities	(196,571)	(2,634,292)

Cash flows from investing activities:
Additions to patents, software development and other	–	(1,446)
Additions to property and equipment	(725,737)	(184,058)
Additional acquisition costs of CADx	–	(47,979)
Net cash used for investing activities	(725,737)	(233,483)

Cash flows from financing activities:
Issuance of common stock for cash	515,117	1,060,499
Payment of note payable	(1,125,000)	(858,390)
Net cash provided by (used for) financing activities	(609,883)	202,109

Decrease in cash and equivalents	(1,532,191)	(2,665,666)
Cash and equivalents, beginning of period	8,008,163	5,101,051
Cash and equivalents, end of period	$6,475,972	$2,435,385

Supplemental disclosure of cash flow information:
Interest paid	$760,022	$134,114

Non-cash items from investing and financing activities:
Accrued dividends on convertible preferred stock	$92,312	$100,858

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2005

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

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires January 4, 2006, subject to extension by the parties, with an agreement from Mr. Howard that he will not call in the principal balance of the note until January 5, 2007. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long term liability in the Company’s consolidated balance sheet as of September 30, 2005. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate (6.75% at September 30, 2005) plus 2% with a minimum of 8%. Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. At September 30, 2005, $300,000 was outstanding under the Loan Agreement and $4,700,000 was available for future borrowings.

(3)	Acquisition of Qualia Computing, Inc.

On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc., a privately held company based in Beavercreek, Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”), bringing together two of the three companies approved by the US Food and Drug Administration (FDA) to market computer aided detection of breast cancer solutions in the United States. To complete the acquisition, iCAD issued 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company’s common stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note at a 6.25% interest rate in the amount of $4,500,000 to purchase Qualia shares that were owned by two institutional investors. At September 30, 2005, $2,250,000 was outstanding under the secured promissory note.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2005

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

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company estimates the fair value of each grant of options at the grant date, using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: no dividends paid; expected volatility of 78.0%; risk-free interest rate of 3.69%, 3.91%, 4.18% and 4.03% and expected lives of 2 to 4 years. The weighted-average assumptions used for grants in 2004 were: no dividends paid; expected volatility of 78.8%; risk-free interest rate of 3.03%, 3.10%, 3.72%, 3.26% and 2.89% and expected lives of 3 and 4 years.

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income (loss) and net income (loss) per share for the three and nine month periods ended September 30, 2005 and 2004 would have been as follows:

	Three Months		Nine Months
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss) available to common stockholders as reported	$(2,593,940)	$335,352	$(3,096,876)	$(1,587,752)
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effect	(408,859)	(146,360)	$(1,237,982)	(331,133)
Pro forma net income (loss) available to common stockholders	$(3,002,799)	$188,992	$(4,334,858)	$(1,918,885)

Basic and diluted income (loss) per share
As reported	$(.07)	$.01	$(.08)	$(.05)
Pro forma basic	$(.08)	$.01	$(.12)	$(.06)
Pro forma diluted	$(.08)	$.00	$(.12)	$(.06)

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2005

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share.

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
September 30, 2005

(6)	Intellectual Property

On April 18, 2005, the Company received a letter from R2 Technology, Inc. (“R2”), the Company’s principal competitor, advising the Company of R2’s position that iCAD’s Second Look® product lines allegedly infringed on US Patents 6,266,435, 6,477,262 and 6,574,357, which are licensed to R2. These patents are continuations in part of the patents already licensed to iCAD by R2 under a September 2003 Settlement Agreement that resolved certain patent infringement litigation between iCAD and R2 (the “Settlement Agreement”). Under the Settlement Agreement, the rights of R2 to assert subsequent claims of infringement of this nature against iCAD are limited, and require reasonably detailed notice, the opportunity for negotiation and binding arbitration as a required alternative to litigation. A three member arbitration panel was named and the Company's patent dispute with R2 proceeded to a hearing before the panel on October 18 and 19, 2005. Post-trial briefing is due in January 2006 with a decision from the arbitrators expected in February 2006. While the Company remains confident that it does not infringe on any valid and enforceable R2 patent, and that R2 has infringed one or more of the Company's patents, the outcome of the arbitration can not be assured, and a negative finding by the arbitrators could have a material and adverse effect on the Company’s business.

(7)	Goodwill

The Company performs their annual impairment test for goodwill in the fourth quarter of their fiscal year. The Company does not expect that an impairment loss will result from the annual impairment test, but there can be no assurance until the test is performed.

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

The Company’s CAD systems include proprietary software technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer manufactured by the Company that utilizes the Company’s proprietary technology and offers what the Company believes is superior performance for the digitization of film based medical images. The Company’s headquarters are located in southern New Hampshire, with contract manufacturing facilities in New Hampshire and Connecticut.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Quarter Ended September 30, 2005 compared to Quarter Ended September 30, 2004 and Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

Sales. Sales of the Company’s CAD and medical imaging products for the three and nine month periods ended September 30, 2005 were $3,393,804 and $13,632,515, respectively, compared with sales of CAD and medical imaging products for the three and nine month periods ended September 30, 2004 of $5,977,048 and $17,040,515, respectively. The Company’s orders and shipments in the first two months of the third quarter 2005 were at record levels. The Company reported in its second quarter financial report that it had already secured orders for seven SecondLook 700 systems in the third quarter of 2005, which exceeded the total number of SecondLook 700 systems sold in the second quarter of 2005. In mid-September, however, a major clinical study was published in the New England Journal of Medicine, comparing the benefits of film-based and digital mammography. The study results revealed, among other findings, that digital mammography showed superior performance in detecting cancers in dense breasts and for younger women. The Company believes that the release of this study delayed capital budgeting and purchasing decisions for enough film-based clinics in the final stages of CAD acquisition to adversely impact its September 2005 and its third quarter 2005 sales because prospects planning the purchase of a film-based CAD solution delayed their purchase to review digital mammography options. This delay in purchasing along with the price competition experienced in the second quarter of 2005, adversely impacted the Company’s results for the nine months ended September 30, 2005.

Total sales during the month of October 2005 are higher than sales previously recorded by the Company for the first month of a quarter. The Company considers this to be a positive indicator that results in September reflected a pause, rather than a change, in the market for its film-based CAD solutions.

The Company believes that sales for the fourth quarter of 2005 will increase over the third quarter of 2005, as a result of recent actions taken by the Company to improve sales and marketing capabilities as well as the release of certain new products, including an updated SecondLook 700. Additionally, in response to the Digital Mammography Study released in September 2005 the Company instituted its “Gateway to Digital” program, which bundles the Second Look 300 with a Total Look upgrade. The Company currently intends to offer a similar bundle, incorporating TotalLook with Second Look Digital CAD which the Company believes will be an attractive offering to digital mammography buyers.

The table below presents the number of units and sales attributable to different product and service types, in 2004 and first, second and third quarters of 2005:

Product Type	2004	2005 Q1	2005 Q2	2005 Q3
Units
Digital Servers	149	33	30	28
Additional Device System Licenses	50	14	16	15
Total Digital	199	47	46	43

SL700 /500 /400 /402	139	25	5	8
SL300/200	106	33	45	25
ClickCAD	21	18	15	6
ClickCAD Prodedure Keys	1	9	10	17

Excludes Radiologists review stations and medical digitizers.

Sales
Digital Servers	5,630,652	1,140,350	944,700	908,072
Additional Device System Licenses	815,400	217,250	257,900	239,300
Total Digital	6,446,052	1,357,600	1,202,600	1,147,372

SL700 /500 /400 /402	10,633,282	2,054,985	439,400	379,885
SL300/200	3,209,380	1,523,785	1,756,290	1,144,685
ClickCAD	98,250	111,200	101,650	85,000
Viewers / Options	518,484	333,362	209,615	83,480
Total Analog	14,459,396	4,023,332	2,506,955	1,693,050

Digitizers	1,069,763	158,652	162,144	139,098
Supplies & Services	1,333,251	468,023	359,405	414,284

Total Sales	$23,308,462	$6,007,607	$4,231,104	$3,393,804

Gross Margin. Gross margin was 73% of sales for both the three month periods ended September 30, 2005 and 2004. Gross margin increased in the nine month period ended September 30, 2005 to 76% compared to 70% in the same period in 2004. The increase in gross margin for the nine month period ended September 30, 2005 was due primarily to the increase in sales of the Company’s SecondLook 700 product. The Company’s SecondLook 700 product, which replaced previous SecondLook 500, 400 and 402 products in the Company’s product line, was engineered to reduce overall costs of goods and achieve higher gross margins on product sales. Moreover, the Company’s digital SecondLook 200 and SecondLook 300 product lines all reflect individual product gross margins in excess of aggregate gross margins reported in the nine month period of 2004.

Engineering and Product Development. Engineering and product development costs for the three month period ended September 30, 2005 increased by $333,850, from $1,072,636 in 2004 to $1,406,486 in 2005. The increase in engineering and product development costs was primarily related to hardware engineering associated with completion of new products which have been or will be announced soon, software engineering related to pending improved releases of the Company’s breast cancer detection algorithms, and the expansion of the Company’s efforts in product development for computed tomographic applications, especially early detection of colonic polyps.

Engineering and product development costs for the nine month period ended September 30, 2005 decreased by $461,091 or 12%, from $3,869,033 in 2004 to $3,407,942 in 2005. The decrease primarily results from the action taken by the Company in the first quarter of 2004, following its merger with CADx, to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in engineering severance benefits and office closure expenses in the nine month period ended September 30, 2004.

General and Administrative. General and administrative expenses in the three and nine month periods ended September 30, 2005 increased by $589,033 and $720,225, respectively, from $1,252,077 and $3,796,245, respectively, in 2004 to $1,841,110 and $4,516,470, respectively, in 2005. The increase in general and administrative expenses is primarily due to the increase in legal expense, totaling approximately $574,000, principally associated with the Company’s current patent arbitration proceeding.

Marketing and Sales Expenses. Marketing and sales expenses in the three and nine month periods ended September 30, 2005 increased by $211,041 and $35,942, respectively, from $1,529,995 and $5,302,534, respectively, in 2004 to $1,741,036 and $5,338,476, respectively, in 2005. The increase in marketing and sales expenses primarily results from the increase in sales force and related travel expenses during the third quarter of 2005. In addition, the Company increased its advertising and promotional costs in 2005. The Company anticipates that marketing and sales expenses will remain relatively constant as a percentage of sales for the remainder of 2005.

Interest Expense. Net interest expense for the three and nine month periods ended September 30, 2005 decreased from $138,503 and $451,116, respectively, in 2004 to $6,961 and $54,212, respectively, in 2005. The decrease in net interest expense during 2005 is primarily due to the repayment of $3,330,000, in December 2004, that the Company had previously borrowed from its Chairman, Mr. Howard, pursuant to the Loan Agreement and the increase in interest income earned on its cash balance.

Provision for Income Taxes. The provision for income taxes for the three and nine month periods ended September 30, 2005 consists of state income taxes based upon the estimated effective income tax rate for the full fiscal year. The Company did not have a provision for income taxes in the corresponding prior year periods.

Net Income (Loss). As a result of the foregoing, the Company recorded a net loss of ($2,562,831) or ($0.07) per share for the three month period ended September 30, 2005 on sales of $3,393,804, compared to net income of $366,049 or $0.01 per share from the same period in 2004 on sales of $5,977,048. The loss for the nine months ended September 30, 2005 was ($3,004,564) or ($0.08) per share on sales of $13,632,515, compared with a net loss of ($1,486,894) or ($0.05) per share on sales of $17,040,515 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to support and sustain operations through at least the next 12 months, primarily due to continuing operations and the net proceeds of approximately $8,325,000 from a private placement of its securities to accredited investors that was completed in December 2004. The Company's ability to generate cash adequate to meet its future capital requirements beyond the next 12 months will depend primarily on operating cash flow. In addition, the Company has a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $4,700,000 was available at September 30, 2005.

At September 30, 2005 the Company had current assets of $11,988,283, current liabilities of $6,929,334 and working capital of $5,058,949. The ratio of current assets to current liabilities was 1.7:1

Net cash used for operating activities for the nine months ended September 30, 2005 was $196,571, compared to $2,634,292 for the same period in 2004. The cash used for the nine months ended September 30, 2005 resulted from the net loss of $3,004,564, increases in inventory of $1,398,870 and other current assets of $114,144, a decrease in deferred revenue of $123,417 and the payment of accrued interest of approximately $617,000 owed to Mr. Howard pursuant to the Loan Agreement, offset by the decrease in accounts receivable of $2,282,128 and increases in accounts payable and accrued expenses totaling $1,586,959, plus non-cash depreciation and amortization of $1,192,419.

The net cash used for investing activities for the nine months ended September 30, 2005 was $725,737 compared to $233,483 for the same period in 2004. The cash used in investing activities included the addition of $725,737 for tooling, computer equipment, and leasehold improvements.

Net cash used for financing activities in the nine months ended September 30, 2005 was $609,883 compared to net cash provided by financing activities of $202,109 for the same period in 2004. The decrease in cash used for financing activities during the nine months ended September 30, 2005 was primarily due to the payment of the note payable in the amount of $1,125,000, offset by cash received due to the issuance of common stock relating to exercise of stock options in the amount of $515,117.

Intellectual Property

On April 18, 2005, the Company received a letter from R2 Technology, Inc. (“R2”), the Company’s principal competitor, advising the Company of R2’s position that iCAD’s Second Look® product lines allegedly infringed on US Patents 6,266,435, 6,477,262 and 6,574,357, which are licensed to R2. These patents are continuations in part of the patents already licensed to iCAD by R2 under a September 2003 Settlement Agreement that resolved certain patent infringement litigation between iCAD and R2 (the “Settlement Agreement”). Under the Settlement Agreement, the rights of R2 to assert subsequent claims of infringement of this nature against iCAD are limited, and require reasonably detailed notice, the opportunity for negotiation and binding arbitration as a required alternative to litigation. A three member arbitration panel was named and the Company's patent dispute with R2 proceeded to a hearing before the panel on October 18 and 19, 2005. Post-trial briefing is due in January 2006 with a decision from the arbitrators expected in February 2006. While the Company remains confident that it does not infringe any valid R2 patent, and that R2 has infringed one or more of the Company's patents, the outcome of the arbitration can not be assured, and a negative finding by the arbitrators could have a material and adverse effect on the Company’s business.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2005, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Intellectual Property for a description of pending arbitration between the Company and R2.

Item 6.	Exhibits

Exhibit No.	Description

11.	Earnings Per Share Calculation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, INC.

Date: November 9, 2005	By:	/s/ W. Scott Parr

W. Scott Parr President, Chief Executive Officer, Director

Date: November 9, 2005	By:	/s/ Annette L. Heroux

Annette L. Heroux Chief Financial Officer