Form 10-K
period 2005-12-31
ICAD INC
filed 2006-03-31
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-9341

ICAD, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0377419
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4 Townsend West, Suite 17, Nashua, New Hampshire	03063
( Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (603) 882-5200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Title of Class
Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒  NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on June 30, 2005 was $128,235,525.

As of March 23, 2006, the registrant had 36,863,386 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (“SEC”). The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

PART I

Item 1.  Business.

General

iCAD™, Inc. was incorporated in 1984 in the State of Delaware, as Howtek, Inc., and has sold and supported over 20,000 high quality, professional graphic arts, photographic and medical imaging systems worldwide. In 2001, iCAD elected to concentrate on its medical imaging and women’s health businesses with an objective of expanding this business through increased product offerings. This goal was advanced in June 2002 with the acquisition of Intelligent Systems Software, Inc. (“ISSI”), a software company offering computer aided detection systems for breast cancer. Subsequently, on December 31, 2003, the Company acquired Qualia Computing, Inc. (“Qualia”), a privately held company based in Beavercreek Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”), bringing together two of the three companies approved by the US Food and Drug Administration (“FDA”) to market computer aided detection of breast cancer solutions in the United States.

Our website is www.icadmed.com. We make available, free of charge, at this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. Unless the context otherwise requires, the terms "iCAD," "Company," "we," "our" and "us" means iCAD, Inc. and its consolidated subsidiaries.

The Company develops and markets computer aided detection (CAD) and decision support solutions for medical diagnostics, primarily for early detection of breast cancer through screening and diagnostic mammography. The Company has positioned its Second Look® mammography products to meet the CAD needs of x-ray film-based (or analog) mammography practices and of practices which have made or are making the transition from film-based to digital breast image capture. The Company also provides complementary viewing products offering digital viewing benefits to otherwise film-based mammography practices, and comparative reading products supporting the transition of practices from film to digital workflows. Since receiving FDA approval for its first breast cancer detection product in 2002, over 1,200 film-based and digital mammography practices have chosen iCAD early detection and comparative reading products, domestically and internationally.

Over the course of 2005, the Company reinforced its fundamental business and strategic plans, with certain product introductions and improvements, more effective product marketing, a doubling of its domestic sales force, channel relationships with additional industry original equipment manufacturers (“OEMs”) and implementation of sales management tools. In general, market acceptance of CAD for early detection of breast cancer continued to grow during 2005, as evidenced by renewal or addition of reimbursement coverage for CAD procedures by major third party medical insurers.

The Company’s headquarters is located in southern New Hampshire, and its principal software development center is in Beavercreek, Ohio.

Strategy

In general, iCAD seeks, in areas that it believes presents the greatest market opportunity, to maximize sales by emphasizing the benefit to prospective and current customers of the Company’s products. In particular, in addition to its core competency in developing image analysis and pattern recognition software which “learns” to detect and identify cancers and other clinical features, the Company seeks, where relevant, to exploit (a) its vertical integration of hardware technologies to convert film-based images to digital form with sophisticated, software-based pattern recognition technologies which can recognize and highlight possible cancers from converted or original digital images, and (b) its comparative experience and skill in image and data communication and enterprise medical information systems. The Company believes that one of its key achievements in 2005 has been to make iCAD’s competitive advantages in film digitization technology known to a growing number of mammography practices making the transition from film to digital mammography.

Over the last two years, the Company has focused on anticipating market trends and competitor choices and decisions. In particular, the Company has positioned itself to take advantage of the trend in film-based mammography market towards smaller, more price sensitive buyers which make up an estimated two-thirds of potential purchasers. The Company and its products are also oriented towards buyers who are increasingly concerned about the connectivity of CAD solutions and more general medical enterprise image and information viewing, archiving, communication and management systems. Looking ahead, the Company now anticipates increasing demand by film-based practices for benefits of digital viewing and tele-mammography and for support of CAD for Computed Radiography (CR) and is aligning its priorities accordingly. Similarly, the Company has anticipated the need for digital mammography users to convert and manage previous film-based images for the purposes of comparative reading, and the increasing demand among digital mammography users for breast image and CAD portability among a variety of viewing, communication and storage alternatives.

Based on continuing market opportunity and competitive analyses, the Company has accelerated its development of competitively distinguishable products to support screening for colon cancer in a market that is anticipated to grow with increasing recommendations for routine screening procedures for early detection of colon cancer. Pending market developments indicating greater market potential, the Company has substantially reduced emphasis on a previously announced program to support detection of lung nodules in CT images.

During the same period, the Company increased its strategic emphasis on development and growth of residual and continuing revenue sources, including fee per period and fee per procedure models for delivery of CAD solutions, and increased attention to service and extended maintenance revenue sources. The benefits of these efforts are anticipated in future periods.

Market, Potential Markets and Market Share

Computer Assisted Detection is used to provide physicians with support in detecting breast cancer at an early stage. There is a need for devices that facilitate the early detection of breast cancer and other forms of cancer. For most cancers, the earlier treatment is rendered the greater the likelihood of successfully managing the cancer. An American Cancer Society study showed that if breast cancer is detected while still localized and before metastasis spread, the five-year survival rate is 96.8% or better. If the cancer spreads regionally before treatment, the survival rate drops to around 75.9%. If there is distant metastasis, the survival rate drops to around 20.6%.

Breast Cancer Detection. A primary method of detecting breast cancer is through mammography screening. Mammography is a radiographic examination of a breast. The American Cancer Society recommends that women undergo annual mammogram examinations beginning at age 40. Approximately 5 million additional women in the United States will be entering the annual mammography screening category within the next 5 years. A problem in this process, that the Company’s CAD products seek to address, is that in routine screening of mammography films an estimated 20% or more (some reports suggest up to 30%) of identifiable breast cancers are missed as a result of radiologist oversight. CAD as an adjunct to mammography screening is now reimbursable in the United States under federal and most third party insurance programs, providing economic support for the acquisition of CAD products by women’s health care providers. In general, market acceptance of CAD for early detection of breast cancer has continued to grow during 2005. Reflecting this trend, Signa Insurance has termed CAD “a standard of care for large radiology practices”, and Aetna, in April 2005, termed CAD “a necessary adjunct to screening mammography.”

In the United States, approximately 9,100 facilities are accredited to provide mammography screening. Historically, these centers have used X-ray film-based medical imaging technologies to capture and analyze breast images. Full Field Digital Mammography (“FFDM”) systems, which eliminate the film used in conventional mammographic X-Rays, are now available from several vendors. These systems are increasing as a percentage of the installed base of mammography systems, as more clinics and women’s health centers implement more fully digital imaging workflows. CAD technology, including the Company’s, is applicable to mammographic images acquired through both X-ray film-based and FFDM systems. In 2005 approximately 32% of the Company’s total sales were made for use with digital mammographic systems through its OEM partners and the Company believes that it is the current sales leader in this part of the market.

Comparative Reading. Today, there are approximately 1,000 existing digital mammography centers worldwide, and 750 additional clinics are projected by Frost & Sullivan to transition from film to digital or partially digital workflows during 2006. In converting from film to digital work flows, converted digital mammography users confront the problem of how to view prior cases captured on film. The Company’s TotalLook™ comparative reading solution digitizes and delivers film-based breast examination images from previous years to the same digital viewing station used to examine current digital mammograms. This assists in the important examination step of comparing breast images year to year to detect potentially subtle changes which may be indicative of breast cancer, by providing radiologists with a “total look” at a mammography patient’s multi-year breast examinations. TotalLook converts prior film images into a digital format and automatically adjusts the digitized images for correct display on the same digital viewing display and workstation and in the same context as the current year digital mammogram. Immediate availability of previous images, reduced light box glare and elimination of the need to shift back and forth from light box to viewing workstation results in improved workflow, improved productivity and reduced radiologist discomfort.

Computed Tomography Applications and Colonic Polyp Detection: Computed Tomography (“CT”) is a well-established and widely used imaging technology that has evolved rapidly over the last few years. CT equipment is used to image cross sectional slices of various parts of the human body that combine to provide detailed volumetric representations of the imaged areas. The use of multi-detectors in CT equipment starting with 4 and moving to 8, 16, 64 and beyond in just a few years has resulted in vastly improved image quality, increased number of slices per procedure and greatly increased imaging speeds. Additionally, the use of CT imaging has expanded in terms of the number of procedures performed as well as the applications for which it is utilized. It is estimated that over 70 million CT procedures will be performed in 2006 in the United States alone with an installed base of approximately 9,600 machines. While the increased number of cross sectional slices provides important and valuable diagnostic details, it adds to the challenge of managing and interpreting the large volume of information generated. This presents opportunities for automated image analysis and computer aided detection in CT imaging, that the Company believes it is well positioned to develop and promote.

Colorectal cancer is the third most common type of cancer in men and women in the United State. It is also the third leading cause of cancer deaths in spite of being highly preventable with early identification and removal of colorectal polyps. Several techniques including optical colonoscopy, which involves visualizing the inside of the colon with a specialized scope, exist for the early identification of polyps. However, these techniques remain highly underutilized.

CT Colonography (“CTC”), also known as Virtual Colonoscopy, is a relatively new and less intrusive technique for imaging the colon that has gained significant acceptance in recent years. CTC is performed with standard CT imaging of the abdomen while the colon is distended after subjecting the patient to a colon cleansing regimen. Specialized software is then used to reconstruct and visualize the internal surface of the colon, and review the CT slices to identify potential polyps.

CTC is increasingly becoming more available and it is beginning to gain insurance reimbursement for screening applications in certain parts of the United States. The process of reading a CTC exam is lengthy and tedious as the interpreting physician is often required to traverses the entire length of the colon multiple times. CAD technology can play an important role in improving the accuracy and efficiency of reading CTC cases by automatically identifying potential polyps. The Company is in the process of developing solutions for the detection of polyps in CTC exams. The Company plans initially to deliver its solution to end users through integration with leading vendors who provide image display and visualization software specifically designed for CTC images. Such vendors include Vital Images and Tera Recon.

Digitizer Applications. The Company’s Howtek™ medical digitizer products are used in the Company’s CAD and comparative reading systems, and were previously marketed to third parties for use in the computer aided detection market, in teleradiology and in medical image storage and management networks known as Picture Archiving and Communications Systems (“PACS”). During 2005, in connection with a focus of its digitizer products exclusively on mammography applications, the Company ended marketing of digitizer products to third parties for PACS applications.

iCAD Computer Aided Detection Technology and Products

Computer Aided Detection of Breast Cancer Products. The Company’s CAD systems operate by analyzing multiple features and characteristics of a screening or diagnostic mammogram to recognize, identify and “mark” those combinations of features that may represent cancer. The system then presents the radiologist with a computerized “Second Look”, or second opinion, helping to reduce overlooked cancers by an estimated 23%-28%. This analysis is accomplished by iCAD’s cancer detection software, which encapsulates the knowledge from thousands of mammography cases that were presented during the product’s development to “learn” the important distinguishing characteristics of cancerous versus normal tissue.

iCAD and CADx have been responsible for a range of innovations in CAD products, including:

•	the first system offering a clear upgrade path from film-based to digital mammography workflows
•	the first and only CAD system to search for and mark clinical asymmetries

•	the first system to offer printed CAD results
•	the first free-standing, eye-level radiologist review station
•	the ability to choose between soft copy and printed CAD results
•	the first system to offer multiple radiologist viewing stations
•	the first system to support up to twelve films in a patient study
•	the first system to report above each image the number of marks made by the CAD system
•	the first and only system that provides integration of relational database technologies to ensure patient history tracking and enhance integration with other information systems.

Other innovations incorporated into the Company’s CAD products include the first use of bar code labels to improve workflow and reduce errors in case tracking; the first system to use the facility’s own barcodes to identify and link to CAD results; the first system to integrate with a Mammography Information System, the first CAD system to offer an HL-7 data format interface to the medical facility’s information system; the first CAD system supporting open architecture, standardized protocols and accessible data interfaces; the ability to share digitizers between CAD and medical PACS systems; and the first and only dual digitizer CAD system. iCAD also delivered the first digitizer designed for mammography and women’s health applications; the first and only support for distributed patient databases, allowing remote scanning and remote access to patient information and test results; the first and only support for remote patient entry; the first bi-directional support for hospital and mammography information systems; the first leveraged operating lease for CAD systems; and the first fully-featured CAD system available at a price under $70,000.

Primary Computer Aided Detection of Breast Cancer product descriptions as of the first quarter of 2006 are as follows:

	Cases/			Suggested
iCAD Model[1]	Day		Selected Benefits	Retail Price
Second Look® 200	Up to	Our stand-alone economical solution for lower volume, value		$69,950
	20	oriented customers seeking printed CAD results.
		•	Fully Automatic workflow and processing
		•	Compact, easy to use and easy to maintain.

1 Specific designations subject to change

	Cases/			Suggested
iCAD Model[1]	Day		Selected Benefits	Retail Price
Second Look 300	Up to	Our modular, extensible, network-ready solution for value-		$79,950
	80	oriented customers.
		•	Network options include immediate HL-7 hospital
information system interface; bi-directional PenRad, MRS
and MagView mammography information system interfaces;
fully compliant DICOM file-save capability
		•	Open platform Hub and spoke CAD architecture
		•	Multiple case-entry options
		•	Unsorted, continuous film-feed reduces errors
		•	Support for bar-coded workflows for productivity
		•	Optional Radiologist review stations available
		•	Optional PowerLook™ image viewing package
Second Look 700[2]	Up to	Our solution for higher case volume customers seeking the best		$79,950
	80	detection performance available, with immediate support for
digital mammography.
• Immediate, clear and cost effective upgrade path to support digital mammography
		•	Operator-friendly graphical user interface
		•	Simplified film loading
		•	Use of existing bar code labels provides patient record
continuity
		•	Support for up to 12 films per patient ID ensures all films are on one record number
		•	“Stat” case sequencing provides immediate availability for
selected cases
		•	Optional Radiologist review stations
		•	Optional PowerLook™ image viewing package
• Current accessories include PenRad, MRS and MagView
mammography information system interfaces;
• Fully compliant DICOM file-save capability
• Optional CADStream™ MRI analysis using the same
workstation[3]

2 Manufacture of the Second Look 700 has been discontinued, and the Company is currently depleting inventory of this model.
3 In this configuration the product is referred to as the Second Look 700M.

	Cases/			Suggested
iCAD Model[1]	Day		Selected Benefits	Retail Price
Second Look Digital	Varies	Our solution for Digital Mammography.		$Price
	by	•	Integrated computer aided detection for General Electric	established
	Digital		Healthcare Senographe Digital Mammography System;	by OEM
	System		available from GE Healthcare.
		•	Integrated computer aided detection for Hologic, Inc. Digital
Mammography System; available from Hologic, Inc.
		•	Integrated computer aided detection for Siemens Medical
Solutions, Inc. Digital Mammography System; available
from Siemens, Inc.
		•	Integrated computer aided detection for IMS-Giotto full-field
Digital Mammography System; available outside the United
States from IMS-Giotto
		•	Support for additional digital mammography systems
planned.

Products for Comparative Reading of Digital Mammograms and Prior Film-based Images. The Company’s TotalLook solution includes an iCAD digitizer-based workstation and software that makes it easier to compare prior film images with digitally acquired current images. With a suggested list price of $49,995, TotalLook systems are available now. Working in conjunction with iCAD’s SecondLook® CAD systems, TotalLook presents a comprehensive film-to-digital solution that makes it easier for women’s health centers to transition from film to digital mammography. By digitizing and delivering film-based breast examination images from previous years to the same digital viewing station used to examine current digital mammograms, iCAD’s new imaging solution assists in the important examination step of comparing breast images year to year to detect potentially subtle changes which may be indicative of breast cancer. This provides radiologists with a “total look” at a mammography patient’s multi-year breast examinations,

TotalLook converts prior film images into a digital format and automatically adjusts the digitized images for correct display on the same digital viewing display and workstation and in the same context as the current year digital mammogram. Immediate availability of previous images, reduced light box glare and elimination of the need to shift back and forth from light box to viewing workstation result in improved workflow, improved productivity and reduced radiologist discomfort.

Streamlined for high-productivity, iCAD’s TotalLook solution has the capability to:
•	Automatically retrieve and receive patient information from HL-7 or DICOM work lists
•	Digitize standard mammography films in 23 seconds
•	Capture the full fidelity of original film mammograms in each digitized image
•	Track and label records in industry-standard DICOM format
•	Send complete records to multiple DICOM destinations simultaneously
•	Display high-resolution digitized images on many DICOM workstations in any hanging protocol

Product Development & Engineering

During 2005, iCAD’s principal product releases included:

•
SecondLook 300, the industry’s first compact, integrated, counter-top networkable CAD solution, made fully functional CAD affordable to smaller, price-sensitive mammography clinics for the first time. Continuing enhancements to the Second Look 300 through 2005 included improved optics, enhanced film handling and multiple workflow options, including case-separators for high through-put customers and ultra-simple “load and go” workflow for smaller mammography centers.

•	An improved SecondLook Digital CAD solution for GE Healthcare digital mammography users, with increased sensitivity, reduced marker rates and improved marking logic;
•	New SecondLook Digital CAD solutions for each of Hologic, Siemens Medical Solutions and (for sales outside the United States) IMS Giotto;
•	PowerLook™ Viewer option, offering digital mammography workstation viewer benefits to film-based mammography practices.
•	An improved PureLook™ digitizer technology, improving image quality and consistency and enabling the Company’s new comparative reading products;
•	Total Look™ integrated hardware and software solution for digitization of prior film-based mammography studies and integration for comparative reading on digital mammography workstations;

Current mammography products in testing and works in progress relate to continuing enhancement and improvement of existing products and to extension of digital CAD and comparative reading products to the emerging Computed Radiography (CR) market.

Products for Computer Aided Detection of Colonic Polyps. In anticipation of what it believes will be a significant emerging market opportunity relating to growing interest in screening for colon cancer, and expanding on its core pattern recognition competencies, the Company is currently engaged in the development of products for support of colonic polyp detection through radiographic examination. Initial products are designed to assist in identification and description of colonic polyps in conventional colonography, while future products in this area seek to reduce the uncomfortable and unpleasant patient preparation now required for radiographic colon examination and studies - sometimes termed “electronic cleansing” or “electronic prep”. The Company is scheduling discussion with the FDA to review its plans and strategy for seeking approval for its initial colonic polyp detection products, and a schedule for FDA submissions will be determined a that time. The Company anticipates that clinical and field testing of its system for detection of colonic polyps will begin in 2006.

iCAD’s CT solution for colorectal polyp detection will be offered with third party display workstation and PACS vendors. Initially the Company plans to introduce CT Colon products with Vital Images and Tera Recon. End user prices will be established by the Company’s OEM partners in these areas.

Based on continuing market opportunity and competitive analyses, the Company has substantially reduced emphasis on a previously announced program to produce products designed to detect lung nodules in CT images. In general, the Company does not believe that the market for such products is maturing quickly enough to justify the additional resources required to commercialize and support such products. As a result, the Company may not continue the FDA process it began with respect to a lung nodule marking tool. Moreover, the Company believes its resources are better employed in development and commercialization of colonic polyp detection solutions at this time.

In the future, the Company plans to further grow its business by expanding its core technical, scientific and intellectual property to additional pattern recognition, analysis and decision support applications in medicine.

Marketing & Sales

Marketing

The Company competes aggressively in all areas of the CAD products for breast cancer detection market. In the higher case volume, film-based part of the market, its Second Look 700 and Second Look 300 CAD solutions are marketed on the basis of clinical superiority, productivity and value. In the lower case volume, film-based division of the CAD market, where price and ease of use are key buying factors, the Company believes it is well positioned with its Second Look 300 and Second Look 200 products.

The Second Look 200 and Second Look 300 are also made available to mammography facilities that cannot afford the outright purchase of a CAD system, through a simple ‘fee-per-procedure’ program that the Company has branded ClickCAD™. Under the ClickCAD program, the Company installs Second Look systems in qualified mammography clinics at little or no up-front capital cost. The clinics then pay iCAD a fee approximating $8.00 for each CAD procedure performed, an amount that represents less than half of the current standard $19.13 Federal reimbursement rate for CAD procedures. The Company believes that its ClickCAD program allows budget-constrained mammography clinics to improve the health care delivered to women at risk, strengthen their marketing position in attracting and keeping patients concerned about breast cancer, reduce the legal risks associated with failure to detect early-stage cancers, and increase their net revenues.

The Company believes that it has gained a strong position in the digital mammography division of the CAD market through OEM sales relationships with General Electric Medical Systems, Hologic, Inc., Siemens Medical Systems and with IMS Giotto. The Company’s objective in this market sector is to provide superior clinical performance and exceptional support and service to its OEM customers and their end users, while continuing to expand product offerings and OEM sales channels.

The Company’s TotalLook products are marketed in conjunction with digital CAD solutions, to provide assistance to users who are making or have made the transition from film-based to digital mammography work flows.

iCAD made significant changes in its marketing organization and personnel at the beginning of the fourth quarter of 2005. Marketing activities and improvements implemented by the Company in 2005, many of them resulting from those changes, included:

•	Development and launch of new “Bridge to Digital” and “ClickCAD” marketing programs supported by direct mail and media advertising;
•	Increased lead generation for both capital sales and ClickCAD, through multiple direct mail and outbound telemarketing programs;
•	Improved and increasingly competitive product marketing tools and collaterals;
•	Increased and more directed trade show participation;
•	Increased support of clinical and research studies highlighting the advantages of iCAD products and solutions.

Clinical studies in support of iCAD’s products, released during 2005, include findings that the Company’s products demonstrate superior cancer detection in digital mammography; that iCAD cancer detection performance is equivalent in dense breasts; that iCAD demonstrates superior detection of subtle lesions and of chest wall lesions, and that tele -mammography is effective and permissible for digital mammography and CAD.

Sales

iCAD Second Look 200, Second Look 300, Second Look 700 and TotalLook products are now distributed domestically on a non-exclusive basis, by Fusion Sales Partners and by independent, geographically based resellers. The Company also sells these products directly.

The Company markets its products for digital mammography through its OEM partners, including GE Healthcare, Hologic, Siemens Medical Solutions and IMS-Giotto. In early 2006, Siemens Medical Solutions agreed to distribute the Company’s TotalLook solution for comparative reading of film based prior images on digital mammography workstations. The Company no longer distributes products for film-based CAD through its digital OEM channels.

In 2005, the Company’s activities and achievements in the areas of sales and sales management included:

•	A doubling of iCAD’s domestic sales force, from 8 to 16 sales professionals;
•	Implementation in the fourth quarter of Salesforce.com as an effective, web-based solution for lead, opportunity and sales management;
•	Adding Hologic, Inc. and Siemens Medical Solutions as active and contributing OEM sales channels for Second Look Digital CAD products;
•	Expanding the iCAD products marketed and sold by Siemens Medical Solutions to include the TotalLook solution for comparative reading;
•	Adding IMS Giotto as a new international OEM sales channel, with initial sales occurring in the fourth quarter of 2005;

•	Increased national buying group and group purchasing organization (GPO) affiliations and sales;
•	Award of a contract to purchase at least 100 film-based CAD systems from the Chinese Anti-Cancer Association;
•	Increased support and training of reseller sales personnel.

Customer and Professional Services, & Manufacturing

In Customer and Professional Services, supporting iCAD’s objective of increased control over the sales opportunity and subsequent customer satisfaction, the Company expanded its staff of field service engineers, assuming control of pre-sales product demonstrations.

In Manufacturing Operations, the Company managed a complete transition in both products and contract manufacturing facilities, while successfully meeting all current production demands.

Competition

The medical equipment market is highly competitive and changes rapidly. Competitors in this market are highly sensitive to the introduction of new products and competitors. Other well known medical imaging equipment manufacturers have explored the possibility of introducing their own versions of CAD and comparative reading products into the market.

The Company currently faces regular and direct competition in its Computer Assisted Detection of Breast Cancer business from R2 Technology, Inc. and from Kodak, Inc. The Company anticipates additional competition in this area, internationally and domestically, from CompuMed, Inc. and from Seimens Medical Solutions.

The Company also anticipates facing additional competition in the CT Lung and CT Colon solutions market from CT equipment manufacturers including Siemens Medical Solutions, GE Healthcare, and Philips Medical Systems, who offer or are in the process of developing nodule and polyp detection solutions as advanced features of their image management and display software typically sold with their CT equipment. iCAD also faces competition from emerging CAD companies that have introduced solutions for colorectal polyp detection including Medicsight Inc. which received FDA approval to market Computer Assisted Reading products in these two areas, and Median Technologies which is in the process of pursuing FDA approval. Other emerging competitors include Quantitative Imaging and iMED who announced development of polyp detection software. The Company faces indirect competition from Riverain Medical which produces and markets CAD products for chest x-rays. These products combined with recent advances in chest x-ray imaging can compete with CT imaging for lung cancer detection and with the Company’s CT Lung CAD products.

Government Regulation

The Company is subject to extensive regulation with potentially significant costs for compliance. The iCAD system for computer assisted detection of breast cancer is a medical device subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act. The FDA’s regulations govern, among other things, product development, product testing, product labeling, product storage, pre-market clearance or approval, advertising and promotion, and sales and distribution. Unanticipated changes in existing regulatory requirements or adoption of new requirements could adversely affect the Company's business, financial condition and results of operations.

The FDA’s Quality System Regulation requires that the Company's manufacturing operations follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The Company is subject to FDA regulations covering labeling regulations, adverse event reporting, and the FDA’s general prohibition against promoting products for unapproved or off-label uses.

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

Patents and Licenses

The Company has 19 patents covering its CAD and scanner technologies in the United States, which expire from December 2019 through November 2025. These patents help the Company maintain a proprietary position in these markets, but because of the pace of innovation in these fields it is difficult to determine the overall importance of these patents to the Company. These patents include a broad set of claims covering the combination of a computer analysis of mammography data with a human analysis of that same data in breast cancer detection. Additional claims have been granted for extensions of the same concept from mammography to other medical imaging applications.

The Company has 23 current patent applications pending domestically and internationally, and plans to file additional domestic and foreign applications when it believes such protection will benefit the Company. These patent applications relate to current and future uses of iCAD’s computer aided detection and digitizer technologies and products. The Company may not be able to obtain additional patents either in the United States or in foreign countries and existing or future patents or copyrights may not provide substantial protection or commercial benefit to the Company.

There is rapid technological development in the Company's markets with concurrent extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technologies have been independently developed and do not infringe the patents or intellectual property rights of others, certain components of the Company's products could infringe patents, either existing or which may be issued in the future, in which event the Company may be required to modify its designs or obtain a license. However, the Company may not be able to do so in a timely manner or upon acceptable terms and conditions; and the failure to do either of the foregoing could have a material adverse effect upon the Company's business.

In February 2003 iCAD secured a Patent License to United States, Canadian, and Japanese patents owned by Scanis, Inc., which relate broadly to computer aided detection of breast cancer. Rights to a European patent application covering similar inventions are also included. In conjunction with the Patent License to iCAD, Scanis entered into a multi-year, exclusive digitizer supply agreement with a subsidiary of iCAD. In consideration for the Patent License from Scanis, the Company granted discounts to Scanis with respect to future purchases of the Company’s digitizer products.

In addition to protecting its technology and products by seeking patent protection when deemed appropriate, the Company also relies on trade secrets, proprietary know how and continuing technological innovation to develop and maintain its competitive position. The Company requires all of its employees to execute confidentiality agreements. Insofar as the Company relies on confidentiality agreements, it is possible that others will independently develop similar technology or that the Company's confidentiality agreements will be breached.

All key officers and employees have agreed to assign to the Company certain technical and other information and patent rights, if any, acquired by them during their employment with the Company and after any termination of their employment with the Company (if such information or rights arose out of information obtained by them during their employment).

Major Customers

During the year ended December 31, 2005 the Company had sales of $3,725,065 and $2,913,493, or 19% and 15% of sales, to SourceOne Healthcare and General Electric Medical Systems, Inc., respectively. These were the Company’s two major customers in 2005 with accounts receivable balances of $139,816 and $430,360, respectively, due from these customers at December 31, 2005. For the year ended December 31, 2004 the Company had sales of $6,871,412 and $4,983,683, or 29% and 21% of sales, to SourceOne Healthcare and General Electric Medical Systems, Inc., respectively. These were the Company’s two major customers in 2004 with accounts receivable balances of $1,849,791 and $12,090, respectively, due from these customers at December 31, 2004. For the year ended December 31, 2003 the Company had sales of $2,921,535 or 45% of sales, to Instrumentarium Imaging, Inc.

Manufacturing, Customer Support and Service

The Company’s New Hampshire facility is certified as a medical manufacturing facility by the FDA and complements two experienced contract manufacturing resources that the Company uses to manufacture and assemble its products. The Company has manufactured complex professional or medical products, directly and through contract, since 1986.

The Company provides an increasing range of customer support resources through its 24-hour on-line web site and a centralized customer help desk, which deals with customer questions and issues, manages return-to-factory service requests, and dispatches and monitors field service operations from 8AM to 8PM EST on business days.

Engineering and Product Development

The Company spent $4,785,092, $4,832,842, and $2,384,057 on research and development activities during the years ended December, 2005, 2004 and 2003, respectively. The research and development expenses for 2005 are primarily attributed to the development of the Company’s Second Look 300, TotalLook, PowerLook, the Company’s Fulcrum medical film digitizer, software development to support its CAD products and development of the Company’s CAD software for CT Lung and CT Colon.

Employees

On March 1, 2006 the Company had 86 full and part-time employees. None of the Company’s employees are represented by labor organizations and the Company is not aware of any activities seeking such organization. The Company considers its relations with employees to be good.

Backlog

The dollar amount of the Company's backlog, and orders believed to be firm, as of December 31, 2005 was approximately $788,000 as compared to approximately $22,000 on the corresponding date in 2004. The increase in backlog at the end of 2005 compared to the end of 2004 primarily reflects the improvement of the Company’s sales and marketing efforts.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Financial Geographic Information

The Company's sales are made to U.S. distributors and dealers, and to foreign distributors of computer and related products. Total export sales were approximately $1,747,000 or 9% of total sales in 2005, $1,331,000 or 6% of total sales in 2004 and $289,000 or 4% of total sales in 2003.

The Company’s principal concentration of export sales was in Europe, which accounted for 55% of the Company’s export sales in 2005, 78% in 2004 and 23% in 2003. Asia accounted for 28% of export sales in 2005 having had no sales in 2004 and 2003. Export sales to Australia decreased to 6% of the Company’s export sales in 2005, compared to 11% in 2004 and 35% in 2003. The balance of the export sales in 2005 were into Bermuda, Jordan, Guam and Canada.

Item 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and/or in the future could affect, our operations.

We have incurred significant losses since inception and there can be no assurance that we will be able to achieve and sustain future profitability.

We have incurred significant losses since our inception, much of which were attributable to our former business lines. We incurred a net loss of approximately $4.7 million during the year ended December 31, 2005. We may not be able to achieve profitability.

Our medical digitizer business has been adversely affected by our acquisition and commercialization of a CAD product line.

Prior to acquisition of a CAD product line, we promoted our medical digitizer line to a variety of current and prospective customers offering or seeking to offer their own CAD products. With the acquisition of a CAD product line, we have entered into a competitive or potentially competitive position with respect to such prospective customers, which has, in some cases, led prospective customers to seek alternative suppliers of medical digitizers. Moreover, since June 2002 our development, engineering, and sales and marketing efforts have concentrated on CAD products and we have limited development and support of our medical digitizer product channels during this time.  Sales of our medical digitizer products have declined from 2003 to 2005, and such sales are expected to continue to decline in 2006.

We may need additional financing to implement our strategy and expand our business.

We may need additional debt or equity financing beyond any amounts generally available to us to pursue our strategy and increase sales in the medical markets or to finance our business. Any additional financing that we need may not be available at all and, if available, may not be available on terms that are acceptable to us. The failure to obtain any additional financing on a timely basis, or on economically favorable terms, could prevent us from continuing our strategy or from responding to changing business or economic conditions, and could cause us to experience difficulty in withstanding adverse operating results or competing effectively.

Because a portion of our sales are outside the United States, we are subject to additional risks, including devaluations of foreign currencies, instability in key geographic markets, tariffs and other trade barriers which are not within our control.

Our international sales subject us to the risk of loss in the event of devaluation of foreign currencies in which sales are made between the time of contract and payment. We do not enter into currency hedging transactions. In addition, our international sales would be adversely affected by political, social or economic instability or the imposition of tariffs and other trade barriers in the geographic markets in which we sell our products.

Because we face intense competition for our products, price discounting often occurs and may adversely affect our operating results.

We compete with a variety of companies for sales of our medical imaging products. As a result, discounting among manufacturers and distributors of our products is intense. Increased price discounting could adversely affect our gross margins and operating results. We may not be able to effectively compete in the future and we may be required to discount our products to increase sales.

Our products may become obsolete.

Our ability to compete effectively will depend, in large part, on our ability to offer state of the art products. Our competitors might develop and sell new products that are technically superior to our current product line that could result in our inability to sell existing products or our inability to sell our products without offering a significant discount. Our products may become obsolete in the future and we may not be able to upgrade our product line or develop and introduce new products if required.

There may be insufficient demand for the new products that we are currently developing.

Our ability to grow depends in part on introduction of new products applying pattern recognition technologies to recognition and detection of lung cancer, colon cancer and other medical image interpretation applications. No current market exists for such products, and even if we market such products in the future the demand for any such products may develop slowly, if at all. No private insurance or governmental reimbursements are currently authorized for procedures utilizing our planned colon cancer detection products, and if we market such products such reimbursements may not become available. The absence of insurance or reimbursements may significantly reduce demand for our planned products.

We depend upon a limited number of suppliers and manufacturers for our products, and certain components in our products may be available from a sole or limited number of suppliers.

Our products are generally either manufactured and assembled for us by a sole manufacturer, by a limited number of manufacturers or assembled by us from supplies we obtain from a limited number of suppliers. Critical components required to manufacture these products, whether by outside manufacturers or directly, may be available from a sole or limited number of component suppliers. We generally do not have long-term arrangements with any of our manufacturers or suppliers. The loss of a sole or key manufacturer or supplier would impair our ability to deliver products to customers in a timely manner and would adversely affect our sales and operating results. Our business would be harmed if any of our manufacturers or suppliers could not meet our quality and performance specifications and quantity and timing requirements.

Provisions of our corporate charter documents and Delaware law could delay or prevent a change of control.

Our certificate of incorporation authorizes the board of directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. There are two series of preferred stock currently outstanding which have dividend and liquidation preferences over our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to a third party. In addition, our certificate of incorporation provides for the classification of our board of directors into three classes, as nearly equal in number as possible. One class of directors is elected at each annual meeting to serve a term of three years. At least two annual meetings of stockholders, instead of one, will be required to effect a change in a majority of our board of directors. The ability of our board of directors to issue preferred stock and the classification of our board of directors into three separate classes, could discourage, delay, or prevent a takeover of us, thereby preserving control by the current stockholders.

As a Delaware corporation, we are subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder. Subject to exceptions, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of a corporation’s voting stock. As a result of the application of Section 203, potential acquirers may be discouraged from attempting to acquire us, thereby possibly depriving its stockholders of acquisition opportunities to sell or otherwise dispose of its stock at above-market prices typical of acquisitions.

The price of our common stock has been and could continue to be volatile.

Our common stock is quoted on the NASDAQ Capital Market and has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the our common stock without regard to the operating performance. In addition, the trading price of our common stock could be subject to significant fluctuations in response to actual or anticipated variations in our quarterly operating results, announcements by us or our competitors, factors affecting the medical imaging industry generally, changes in national or regional economic conditions, changes in securities analysts' estimates for our competitors' or industry's future performance or general market conditions. The market price of our common stock could also be affected by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.

We are subject to extensive regulation with potentially significant costs for compliance.

The iCAD system for computer aided detection of breast cancer is a medical device subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act. The FDA’s regulations govern, among other things, product development, product testing, product labeling, product storage, pre-market clearance or approval, advertising and promotion, and sales and distribution. Unanticipated changes in existing regulatory requirements or adoption of new requirements could increase our operating and compliance burdens and adversely affect our business, financial condition and results of operations.

The FDA’s Quality System Regulation requires that our manufacturing operations follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. We are subject to FDA regulations covering labeling regulations, adverse event reporting, and the FDA’s general prohibition against promoting products for unapproved or off-label uses.

Our manufacturers’ facilities and our manufacturing facility are subject to periodic unannounced inspections by the FDA and corresponding state agencies and international regulatory authorities for compliance with extensive regulatory requirements. We believe that our manufacturing facilities are currently in compliance with applicable requirements however, it cannot be certain that the FDA, following an inspection of these manufacturing facilities, would determine that they are in full compliance. Our failure to fully comply with applicable regulations could result in the issuance of warning letters, non-approvals, suspensions of existing approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

In order to market and sell our CAD products in certain countries outside of the United States we must obtain and maintain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals, and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals is an expensive and time consuming process. We cannot be certain that we will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which we plan to market our CAD products, and if we fail to receive such approvals, our ability to generate revenue may be significantly diminished.

We may not be able to obtain regulatory approval for any of the other products that we may consider developing.

We have received FDA approvals only for our currently offered CAD products. Before we are able to commercialize any other product, we must obtain regulatory approvals for each indicated use for that product. The process for satisfying these regulatory requirements is lengthy and will require us to comply with complex standards for research and development, testing, manufacturing, quality control, labeling, and promotion of products.

Our products may be recalled even after we have received FDA or other governmental approval or clearance.

If the safety or efficacy of our products is called into question, the FDA and similar governmental authorities in other countries may require us to recall our products. This is true even if our product received approval or clearance by the FDA or a similar governmental body. Such a recall could be the result of component failures, manufacturing errors or design defects, including defects in labeling. Such a recall would divert the focus of our management and our financial resources and could materially and adversely affect our reputation with customers.

Changes in reimbursement procedures by Medicare or other third-parties may adversely affect our business.

In the United States, Medicare and a number of commercial third-party payers provide reimbursements for the use of CAD in connection with mammography screening and diagnostics. In the future, however, these reimbursements may be unavailable or inadequate due to changes in applicable legislation or regulations, changes in attitudes toward the use of mammograms for broad screening to detect breast cancer or due to changes in the reimbursement policies of third-party payers. As a result, healthcare providers may be unwilling to purchase our CAD products or any of our future products, which could significantly harm our business, financial condition and operating results.

Reimbursements and health insurance systems in markets outside of the United States vary from country to country. If we are unable to qualify our products for reimbursement outside of the United States, we may not be able to gain international market acceptance for our products, even if we promote such products at reduced margins in an effort to achieve sales.

There is no guaranty that any of the products which we contemplates developing will become eligible for reimbursements or health insurance coverage in the United States or abroad at favorable rates or even at all or maintain eligibility.

The sales cycle for our products is lengthy and unpredictable and our quarterly results are unpredictable.

Many of the customers of our medical imaging products are institutional organizations, such as hospitals, with significant purchasing power and cyclical ordering practices. Although our film based CAD systems are currently less expensive than the devices of our competitors, the purchase of an iCAD CAD system requires a material capital expenditure that will likely require approval of our customers’ senior management and result in a lengthy sales and purchase order cycle. Consequently, we may be unable to accurately estimate our manufacturing and support requirements. Our larger institutional customers may also demand discounted prices on our products. As a result, our actual sales may differ significantly from our estimated sales and we may incorrectly allocate our resources. If we are unable to accurately project sales and allocate corresponding resources, we may incur substantial fluctuations in our operating results for any given quarter.

Even if we are able to achieve profitability in future fiscal periods, it may occur in a quarter with concentrated revenue. In that case, we would expect reduced revenue in the following quarter or quarters, and possibly a quarterly loss or quarterly losses. As a result, stockholders may not be able to rely upon our operating results in any particular period as an indication of future performance.

Historically, a very high percentage of our quarterly sales are made during the final month of each quarter, and often during the final weeks or days of the quarter. If any weather, natural disaster or other event interfered with, impeded or delayed completion of sales and shipments at the end of a quarter, we would be materially and adversely affected. For these reasons, among others, we are unable to determine quarterly performance, or to anticipate shortfalls or overachievement of quarterly plans and projections with any assurance in advance of completion of each quarter.

The medical equipment industry is litigious, and we have been and may be sued again for allegedly violating the intellectual property rights of others.

The medical technology industry is characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, major medical software and device companies have used litigation against emerging growth companies as a means of gaining a competitive advantage.

Should third parties file patent applications or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine the relative priorities of our inventions and the third parties’ inventions. We could also be required to participate in interference proceedings involving any patents which may be issued to us and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

We are aware of third parties whose business involves the use of CAD systems. Certain of these parties have issued patents or pending patent applications on technology that they may assert against us. Third parties may claim we are using their patented inventions and may go to court to stop us from engaging in our normal operations and activities. We are currently the defendant in one such proceeding. These lawsuits are expensive to defend and conduct and would also consume and divert the time and attention of our management. A court may decide that we are infringing a third party’s patents and may order it to cease the infringing activity. The court could also order us to pay damages for the infringement. These damages could be substantial, could occur at a time when we do not have the financial resources to make the payments and could harm our business, financial condition and operating results.

If we are unable to obtain any necessary license following a determination of infringement or an adverse determination in litigation or in interference or other administrative proceedings, we would have to redesign our products to avoid infringing a third party’s patent and could temporarily or permanently have to discontinue manufacturing and selling some of our products. If this were to occur, it would negatively impact future revenue and would have a material adverse effect on our business, financial condition and results of operations.

We may be unable to protect our intellectual property rights and, consequently, our competitors may benefit from our efforts and compete directly against us.

Presently, patent applications have been filed for aspects of the proprietary technology employed by us in our CAD and medical digitizer products. Our patent applications, or any patents which may be issued to us, may be challenged, invalidated or circumvented by third parties. Any patent ultimately issued to us may not be in a form that will be beneficial to us. To the extent we are unable to adequately protect any of the intellectual property used in connection with our current or any future products, competitors may take advantage of the situation and produce competing products, which could harm our competitive position and ultimately harm our operating results.

We also rely on a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality agreements and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We may not be able to prevent the unauthorized disclosure or misappropriation of our technical knowledge or other trade secrets by employees. If that were to occur, our proprietary technologies and software applications would lose value and our business, results or operations and financial condition could be materially adversely affected.

Adverse events could undermine our efforts to protect our intellectual property. Our competitors may be able to develop competing technologies or products that do not infringe any of our intellectual property rights. Even if a competitor infringes our intellectual property rights, we may be unable to bring, or prevail in, a suit to protect our rights.

Furthermore, the laws of some foreign countries may not adequately protect our intellectual property rights. As a result of all of these factors, our efforts to protect our intellectual property may not be adequate, and our competitors may independently develop similar competing technologies or products, duplicate our products, or design around our intellectual property rights. This would harm our competitive position, decrease ours market share, or otherwise harm our business.

We may be unable to secure licenses for any technology which may be necessary to improve current or future products.

It is likely that the technology underlying our existing and planned products may be fundamentally improved and that the resulting technology may be owned by third parties. As a result, we may be required to obtain licenses to this new technology to improve our current or future products. The cost of licensing such technology may significantly increase the unit cost of our products.

We may be unable to obtain favorable terms for licenses for this new technology or, alternatively, the owners of the technology may refuse to license it to us in order to maintain their own competitive advantage. In either case, our products may not be competitive with the products manufactured by others. Even if we were able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property.

Some studies have questioned the efficacy of using mammography as a method to reduce mortality. If mammography proves to be less effective, our business would be seriously harmed. In addition, competing technologies could replace mammography as the preferred method for screening for breast cancer.

The efficacy of screening mammography to reduce mortality has been questioned in several publications. Even if unproven, this could lead to a reduction in the use of mammography as a tool to detect breast cancer in the United States and abroad. If mammography is ultimately proven to be ineffective, or if recommendations for regular mammograms were eliminated or reduced, the demand of our product would decline and our business would be harmed.

We are also aware of companies that are developing alternatives to traditional breast cancer detection, including refractive light, thermal technologies, breast ultrasound, magnetic resonance imaging and non-imaging tests.

We may be exposed to significant product liability for which we may not be able to procure sufficient insurance coverage.

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical imaging devices. If available at all, product liability insurance for the medical device industry generally is expensive. Currently, we have liability insurance coverage which we deem appropriate for our current operations. This level of coverage may not be adequate for us to avoid or limit our liability exposure and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. In any event, extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation and business.

Our future prospects depend on our ability to retain current key employees and attract additional qualified personnel.

Our success depends in large part on the abilities and continued service of our executive officers and other key employees. We may not be able to retain the services of our executive officers and other key employees. The loss of executive officers or other key personnel could have a material adverse effect on us.

In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified personnel. If we are unable to attract and retain additional necessary personnel, it could delay or hinder our plans for growth. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

Some of our competitors have significantly greater resources and may prevent us from achieving or maintaining significant market share. As the market for CAD grows, competition for mammography products will likely increase.

The medical equipment market is highly competitive and changes rapidly. Competitors in this market are highly sensitive to the introduction of new products and competitors. We currently face direct competition from R2 Technology, Inc., which received FDA approval to market its CAD systems for use in mammography screening and diagnostics and lung cancer detection. Kodak, Inc. has recently received FDA approval for it to market a mammography CAD solution. Other vendors and competitors may market this competing Kodak product now that it has received FDA approval. Medicsight Inc, has received FDA approval to market certain computer assisted reading products which could compete with our current and future computer aided detection products. We also expect that other potential manufacturers will receive FDA approval to market competing CAD products in the future.

Other well known medical imaging equipment manufacturers have explored the possibility of introducing their own versions of CAD products into the market. Because many of these companies have significantly greater resources than we have, they may be able to respond more quickly to the evolving and emerging technologies in the market and they may be better suited to respond to the changing needs of their customers. The financial strength of many of these companies may enable them to develop their own proprietary CAD products or to bring competing products to market more quickly. Additionally, some of these companies benefit from name recognition, established relationships with healthcare professionals, diversified product lines, established distribution channels, and greater product development, manufacturing, and sales and marketing resources.

We also expect that as the market for CAD grows, other competitors may seek to introduce CAD products priced even lower than ours. Customers seeking a low-cost CAD solution may prefer a competitor’s lower-priced product to ours and may result in price cutting by us which will reduce our profit margin.

Future sales of shares of our common stock could affect the market price of our common stock and our ability to raise additional capital.

We have previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of the Securities Act, and may become freely tradable. In addition, shares of our common stock issuable upon exercise of our outstanding convertible preferred stock and a substantial portion of the shares of common stock issuable upon conversion of our convertible debt are also eligible for sale under Rule 144. We have also registered for resale a substantial number of shares of common stock held by certain stockholders, including shares that are not currently eligible to be sold under Rule 144. We have also registered shares that are issuable upon the exercise of options and warrants. If holders of options or warrants choose to exercise their purchase rights and sell shares of common stock in the public market, or if holders of currently restricted common stock or common stock issuable upon conversion of our preferred stock or convertible debt choose to sell such shares of common stock in the public market under Rule 144 or otherwise, or attempt to publicly sell such shares all at once or in a short time period, the prevailing market price for our common stock may decline. Future public sales of shares of our common stock may adversely affect the market price for our common stock or our future ability to raise capital by offering equity securities.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The Company’s principal executive office is located at 4 Townsend West, Suite 17, Nashua, New Hampshire. The facility consists of approximately 9,000 square feet of manufacturing, research and development and office space and is leased by the Company pursuant to a lease which expires December 31, 2006 at an annual rent of approximately $61,000. Additionally, the Company is required to pay utilities and provide insurance.

The Company leases a facility for its software research and development group located at 2689 Commons Blvd, Suite 100, Beavercreek, Ohio. The facility consists of approximately 26,000 square feet of research and development and office space and is leased by the Company pursuant to a lease, which expires in December 2010 at a straight-line rate of approximately $445,000 per year. Additionally, the Company is required to pay utilities, common area maintenance, cleaning, security and provide insurance. The lease amount increases annually throughout the life of the lease. The lease may be renewed for two additional terms of five years each. In November 2005, the Company subleased approximately 6,000 square feet of office space at a rate of approximately $73,500 per year through December 2010.

If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

Item 3. Legal Proceedings

On April 18, 2005, the Company received a letter from R2 Technology, Inc. (“R2”), the Company’s principal competitor, advising the Company of R2’s position that iCAD’s Second Look® product lines allegedly infringed on US Patents 6,266,435, 6,477,262 and 6,574,357, which are licensed to R2. These patents are continuations in part of the patents already licensed to iCAD by R2 under a September 2003 Settlement Agreement that resolved certain patent infringement litigation between iCAD and R2 (the “Settlement Agreement”). Under the Settlement Agreement, the rights of R2 to assert subsequent claims of infringement of this nature against iCAD are limited, and require reasonably detailed notice, the opportunity for negotiation and binding arbitration as a required alternative to litigation. A three member arbitration panel was named and the Company's patent dispute with R2, including counterclaims by the Company that R2 infringes on US Patents 6,115,488, 6,556,699 and 6,650,766, which are owned by the Company, proceeded to a hearing before the panel on October 18 and 19, 2005. Post-trial briefing was submitted on February 28, 2006 and a decision from the arbitrators is expected in April 2006. While the Company remains confident that it does not infringe on any valid and enforceable R2 patent, and that R2 has infringed one or more of the Company's patents, the outcome of the arbitration can not be assured, and a negative finding by the arbitrators could have a material and adverse effect on the Company’s business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the NASDAQ Capital Market under the symbol “ICAD”. The following table sets forth the range of high and low sale prices for each quarterly period during 2005 and 2004.

Fiscal year ended	High	Low

December 31, 2005
First Quarter	$4.47	$3.31
Second Quarter	4.51	3.35
Third Quarter	4.10	2.45
Fourth Quarter	2.53	1.01

Fiscal year ended

December 31, 2004
First Quarter	$5.89	$3.05
Second Quarter	4.54	3.14
Third Quarter	4.00	3.10
Fourth Quarter	5.29	2.49

As of March 23, 2006 there were 319 holders of record of the Company's Common Stock. In addition, the Company believes that there are in excess of 650 holders of the Common Stock whose shares are held in “street name”.

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

See Item 12 for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2005.

Item 6. Selected Financial Data

The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements as of and for the years ended December 31, 2005, 2004, 2003 and the related notes included elsewhere in this report and in our prior reports on Form 10-K. The historical results of operations are not necessarily indicative of future results.

Selected Statement of Operations Data
	Year Ended December 31,
	2005	2004	2003	2002	2001
Sales	$19,769,822	$23,308,462	$6,520,306	$5,000,184	$4,835,297
Gross margin	15,133,765	16,775,166	3,578,643	(161,459)	898,891
Total operating expenses	19,888,292	17,042,385	11,662,396	9,208,664	3,439,557
Loss from operations	(4,754,527)	(267,219)	(8,083,753)	(9,370,123)	(2,540,666)
Interest expense - net	3,961	561,044	114,655	48,167	80,105
Net loss	(4,758,488)	(828,263)	(8,198,408)	(9,418,290)	(2,620,771)
Net loss available to common stockholders	(4,880,218)	(961,263)	(8,342,666)	(9,566,340)	(2,775,821)
Net loss per share	(0.13)	(0.03)	(0.31)	(0.46)	(0.20)

Weighted average shares outstanding
basic and diluted	36,627,696	34,057,775	26,958,324	20,928,397	13,950,119

Selected Balance Sheet Data
	As of December 31,
	2005	2004	2003	2002	2001
Total current assets	$11,256,855	$14,289,588	$11,115,003	$3,116,665	$3,586,602
Total assets	61,527,835	65,136,107	62,662,136	26,077,356	4,161,125
Total current liabilities	8,166,756	5,990,562	7,761,506	4,313,690	2,003,807
Loans payable to related parties, including
current portion	258,906	300,000	3,630,000	200,000	500,000
Note payable, including current portion	1,875,000	3,375,000	4,608,390	173,916	178,870
Convertible Subordinated Debentures,
including current portion	—	—	10,000	10,000	10,000
Stockholders' equity	52,727,173	56,970,545	47,895,630	21,455,276	2,039,557

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

The Company develops and markets software-based computer aided detection (CAD) and decision support solutions for medical diagnostics, including early detection of breast cancer through screening and diagnostic mammography. The Company has positioned its Second Look® mammography products to meet the CAD needs of x-ray film-based (or analog) mammography practices and of practices which have made or are making the transition from film-based to digital breast image capture. The Company also provides complementary viewing products offering digital viewing benefits to otherwise film-based mammography practices, and comparative reading products supporting the transition of practices from film to digital workflows. Since receiving FDA approval for its first breast cancer detection product in 2002, over 1,200 film-based and digital mammography practices have chosen iCAD early detection and comparative reading products, domestically and internationally.

During 2005, iCAD identified and addressed, or began to address, certain deficiencies in its ability to execute its business plan, in particular in the areas of marketing, sales management and channel management. iCAD’s performance was adversely affected in 2005 by several factors related to these deficiencies. In particular (a) while anticipating a shift to more affordable, price sensitive film based options, the Company was not prepared for the conversion, adversely impacting sales at the end of the first quarter and into the second quarter; and (b) the Company’s primary national product distributor effectively ceased operations in the third quarter of 2005, and the Company was not sufficiently prepared for loss of this distribution channel.

In addition, the Company believes that the following factors and developments in 2005 contributed to the decrease in sales, especially in the third and fourth quarters:

•
In April 2005 the Company’s principal competitor claimed that the Company infringed on certain patents of that competitor, and began a process leading to counterclaims by the Company and arbitration of the conflicting issues. In addition to creating a substantial legal expense for the Company, these proceedings have consumed significant management time and Company resources through the first quarter of 2006. See “Item 3 - Legal Proceedings”.

•
In mid-September 2005 a major clinical study was published in the New England Journal of Medicine, comparing the benefits of film-based and digital mammography. Results showed, among other findings, that digital mammography showed superior performance in detecting cancers in dense breasts and for younger women, characteristics relevant to a minority of current breast cancer screening patients. The Company believes that lower than anticipated third quarter revenue from sales of its film based-CAD systems is due in large part to the release of this study, which delayed capital budgeting and purchasing decisions for many film based clinics in the final stages of CAD product acquisition. Moreover, the Company believes that improved sales of film based products in the fourth quarter demonstrated that the effect of the study on CAD product purchases may have been temporary.

•
The arbitration between iCAD and its principal competitor led to discussions between them regarding the potential benefits of merging and combining the two companies. Extensive due diligence and negotiations occurred from October 2005 through February 2006. On February 5, 2006, the Company’s Board of Directors voted unanimously to withdraw from such merger discussions. The Company believes that the time devoted by Company personnel to the potential merger and the impact on its sales staff adversely affected its ability to increase sales during the period while negotiations were ongoing.

Since termination of merger discussions, iCAD’s management has worked aggressively to reverse the impact on the Company and its personnel associated with the merger discussions and related due diligence process. The Company has also accelerated efforts to fill certain key personnel positions, including senior marketing, sales management and research, development and engineering positions and has engaged an outside search firm to assist in certain of these positions.

In 2006, the Company is planning growth in revenue associated with growth in sales of its current products and the introduction of additional products in its core mammography market. The Company also anticipates legal and other expenses attributable to merger discussions and arbitration proceedings will be substantially reduced in 2006, contributing to improved financial performance.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Sales. Sales of the Company’s CAD and medical imaging products for the year ended December 31, 2005 were $19,769,822, compared with sales of CAD and medical imaging products for the year ended December 31, 2004 of $23,308,462. The sales decrease during 2005 was primarily due to a shift in customer demand towards more affordable CAD systems, which resulted in increased sales of the Company’s lower priced SecondLook® 300 and 200 products lines, from 106 units sold in 2004 to 165 units sold in 2005, rather than sales of its higher priced SecondLook 700 systems, which decreased from 139 units sold in 2004 to 45 units sold in 2005, that the Company had anticipated and resulted in an overall decrease of approximately $3,200,000 in its film-based analog products in 2005. The Company believes that sales of its lower priced SecondLook 300 will continue to increase in 2006. In addition, price competition became an increasing factor in the second quarter of 2005 as the Company’s principal competitor lowered sale prices of its products to a level that was either the same as or, in certain cases, lower than prices charged by iCAD for its comparable systems. In 2005 the Company reduced gross sales by approximately $274,000 for rebates related to sales granted by it to certain customers to help offset increased competition from its principal competitor.

Furthermore, in the third quarter of 2005 a major clinical study was published in the New England Journal of Medicine, comparing the benefits of film-based and digital mammography. The study results revealed, among other findings, that digital mammography showed superior performance in detecting cancers in dense breasts and for younger women. The Company believes that the release of this study delayed capital budgeting and purchasing decisions for enough film-based clinics in the final stages of CAD acquisition to adversely impact the Company’s sales in the third quarter of 2005.

The Company’s sales improved in the fourth quarter of 2005 over sales recorded in the second and third quarter, as a result of the addition of sales staff and improvements in the Company’s marketing efforts at the end of the third quarter of 2005. Additionally, in response to the Digital Mammography Study released in September 2005 the Company instituted its “Gateway to Digital” marketing program, which the Company believes had a positive impact on potential buyers.

The table below presents the number of units and sales attributable to different product and service types, in 2004 and 2005:

Product Type	2004	2005 Q1	2005 Q2	2005 Q3	2005 Q4	2005
Units
Digital Servers	149	33	30	28	72	163
Additional Device System Licenses	50	14	16	15	5	50
Total Digital	199	47	46	43	77	213

SL700 /500 /400 /402	139	25	5	8	7	45
SL300/200	106	33	45	25	61	164
TotalLook	0	0	0	0	5	5
ClickCAD	21	18	15	6	3	42
ClickCAD Procedure Keys	1	9	10	17	29	65

Excludes Radiologists review stations and medical digitizers.

Sales
Digital Servers	5,630,652	1,140,350	944,700	908,072	2,517,401	5,510,523
Additional Device System Licenses	815,400	217,250	257,900	239,300	78,400	792,850
Total Digital	6,446,052	1,357,600	1,202,600	1,147,372	2,595,801	6,303,373

SL700 /500 /400 /402	10,633,282	2,054,985	439,400	379,885	311,610	3,185,880
SL300/200	3,209,380	1,523,785	1,756,290	1,144,685	2,282,766	6,707,526
TotalLook	—	—	—	—	151,353	151,353
ClickCAD	98,250	111,200	101,650	85,000	110,000	407,850
Viewers / Options	518,484	333,362	209,615	83,480	134,494	760,951
Total Analog	14,459,396	4,023,332	2,506,955	1,693,050	2,990,223	11,213,560

Digitizers	1,069,763	158,652	162,144	139,098	12,000	471,894
Supplies & Services	1,333,251	468,023	359,405	414,284	539,283	1,780,995

Total Sales	$23,308,462	$6,007,607	$4,231,104	$3,393,804	$6,137,307	$19,769,822

Gross Margin. Gross margin as a percentage of sales, for the year ended December 31, 2005, improved to 77% compared to 72% for the same period in 2004. The increase in the gross margin rate was primarily due to increases in sales, as a percentage of overall sales, of higher margin products for digital mammography. Although there can be no assurance of its future gross margin rate, the Company expects that continued sales of its higher margin CAD products and increasing production economies will support gross margins at comparable levels in 2006 to those experienced in 2005. The Company further believes that increasing sales of products for digital mammography can contribute to increasing gross margins over time because these products are primarily software in nature and therefore, have lower cost than certain of the Company’s analog products which had higher cost hardware components.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2005 decreased slightly to $4,785,092 from $4,832,842 in 2004. The decrease primarily results from the action taken by the Company in the first quarter of 2004, following its merger with CADx, to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in engineering severance benefits and office closure expenses. Excluding the 2004 non-recurring expenses, engineering and product development costs increased in 2005 due to increases related to hardware engineering associated with completion of new products which have been announced, software engineering related to pending improved releases of the Company’s breast cancer detection algorithms, and the expansion of the Company’s efforts in product development for computed tomographic applications, especially early detection of colonic polyps. Over the course of 2006, the Company expects engineering and product development costs to decline as a percentage of sales, as sales are expected to increase at a greater rate than product development costs.

General and Administrative. General and administrative expenses for the year ended December 31, 2005 increased by $1,830,240 or 36%, from $5,126,110 in 2004 to $6,956,350 in 2005. The increase in general and administrative expenses is primarily due to the increase in legal expense, totaling approximately $2,296,000 of which approximately $1,843,000 was principally associated with the Company’s current patent arbitration proceeding and $453,000 was associated with merger discussions with its competitor. Excluding the legal expense the Company’s general and administrative expenses for the year ended December 31, 2005 would have been lower than the preceding year as a result of actions taken by the Company in 2005, to reduce its staff and associated expenses. The Company expects that overall general and administrative expenses will decline in 2006 as a percentage of sales, as sales are expected to increase at a greater rate than general and administrative expenses.

Marketing and Sales Expenses. Marketing and sales expenses increased from $7,083,433 in 2004 to $8,146,850 in 2005. The increase in marketing and sales expenses primarily results from the increase in sales force and related travel expenses and in its advertising and promotional costs in 2005. In general, the Company expects marketing and sales expenses to decline in 2006 as a percentage of sales, as sales are expected to increase at a greater rate than marketing and sales expenses.

Interest Expense. Net interest for the year ended December 31, 2005 decreased from $561,044 in 2004 to $3,961 in 2005. The decrease in net interest expense during 2005 is primarily due to the repayment of $3,330,000, in December 2004, that the Company had previously borrowed from its Chairman, Mr. Robert Howard, pursuant to a Revolving Loan and Security Agreement with Mr. Howard (the “Loan Agreement”) and the increase in interest income earned on its cash balance.

Net Loss. As a result of the foregoing, the Company recorded a net loss of ($4,758,488) or ($0.13) per share for the year ended December 31, 2005 on sales of $19,769,822, compared to a net loss of ($828,263) or ($0.03) per share on sales of $23,308,462 for the year ended December 31, 2004.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Sales. Sales of the Company’s CAD and medical imaging products for the year ended December 31, 2004 were $23,308,462, compared with sales of CAD and medical imaging products for the year ended December 31, 2003 of $6,520,306. The sales increase during 2004 was due in large part to contributions from acquired CADx products and sales channels, which were not included in 2003 results. During 2004 iCAD concentrated its distribution development efforts on SourceOne Healthcare, Inc. (CADx’ national distributor prior to iCAD’s acquisition of CADx), and on selected complementary independent resellers.

During the first quarter of 2004, and as a result of its acquisition of CADx, multiple changes in its sales channels, sales management and organization, product naming, positioning and marketing were implemented. In connection with the consolidation of sales channels and product lines, the Company believed that iCAD created the broadest and most comprehensive line of CAD products available in the industry and associated it with a single, well-recognized model brand “Second Look®”.

In 2004 the Company believed that it had completed the transformation of iCAD from a manufacturer of printing and photo scanning equipment with limited growth opportunities, to a growing world leader in the much larger market for early detection of cancer solutions.

Factors that the Company expected would play a significant role in its potential sales growth and potential for profitability included the following:
•	Sales of early cancer detection products for film-based mammography by and through additional resellers;
•	Sales of additional products, especially the Company’s lower price Second Look 200™ CAD breast cancer detection system;
•	Contribution from a fee per service program, which the Company calls ClickCAD™, and actively began promoting in the fourth quarter of 2004;
•	Sales of cancer detection products for digital mammography by and through additional OEM channels previously announced by the Company;

Gross Margin. Gross margin as a percentage of sales, for the year ended December 31, 2004, improved to 72% compared to 55% for the same period in 2003. The increase in the gross margin rate was primarily due to increases in sales of higher margin products for digital mammography. Although there could be no assurance of its future gross margin rate, the Company expected that continued sales of its higher margin CAD products and increasing production economies and economies of scale resulting from the merger with CADx would support gross margins at comparable levels to those experienced in 2004. The Company further believed that increasing sales of products for digital mammography could contribute to increasing gross margins over time because these products are primarily software in nature and therefore, have lower cost than certain of the Company’s prior products which had higher cost hardware components.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2004 increased to $4,832,842 from $2,384,057 in 2003. The increase in engineering and product development costs primarily resulted from the Company’s addition, as a result of its acquisition of CADx, of a software technology development group to support its CAD products and new product development. The Company also redirected a portion of its research and engineering resources to accelerate the delivery of new iCAD products, such as applying iCAD’s core CAD and clinical decision support technologies to additional medical applications. Additionally, during the first quarter of 2004 the Company took action following its merger with CADx to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in non-recurring engineering severance benefits and office closure expenses.

The Company’s technologies were also being applied to the early detection of breast cancer using ultrasound; the early detection of lung cancer utilizing low-dose spiral Computed Tomography (CT) and the early detection of colon cancer utilizing CT. With support provided through the FY 2004 and FY 2005 Defense Appropriations Bills, iCAD had begun collaboration with the Walter Reed Army Medical Center and the Windber Research Institute in Windber, PA, to develop and evaluate 3D CAD technology for breast imaging based on existing CAD and pattern analysis techniques for conventional mammograms. One objective of this research project was to use ultrasound imaging to reduce biopsies which prove to be unnecessary. Research programs in cardiovascular disease applications were also in the planning stages.

General and Administrative. General and administrative expenses for the year ended December 31, 2004 decreased by $2,313,611 or 31%, from $7,439,721 in 2003 to $5,126,110 in 2004. The decrease primarily resulted from the following non-recurring expenses recorded in 2003. During the third quarter of 2003 the Company recorded a one-time write off in the amount of $1,443,628 attributable to its distribution agreement with Instrumentarium Imaging, Inc., (“Instrumentarium”), which it assumed as part of the Company’s acquisition of Intelligent Systems Software, Inc. in June 2002. This write-off came after assessing the performance of Instrumentarium and in light of the Company’s implementation of alternative distribution channels, thereby eliminating the distribution agreement as a depreciating asset. Additionally, during the third quarter of 2003, the Company accounted for over $2,702,000 in non-recurring expenses related to the settlement of R2 Technology patent infringement litigation and related legal expenses.

Excluding the 2003 write offs and non-recurring expenses, general and administrative expenses increased in 2004 due to increases in salaries, administrative costs and amortization of intangible assets of approximately $1,550,000, resulting from the Company’s acquisition of CADx. Additional increases in general and administrative expenses, reflected approximately $50,000 in non-recurring severance benefits and other expenses associated with reductions of staff, in the first quarter of 2004, made possible by the combination of CADx and iCAD, a write-off of fixed assets relating to the closure of the iCAD office in Tampa, Florida and approximately $200,000 in consulting and accounting costs associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Marketing and Sales. Marketing and sales expenses increased from $1,838,618 in 2003 to $7,083,433 in 2004. The increase in marketing and sales expenses primarily resulted from the Company’s addition, as a result of its acquisition of CADx, of sales, marketing and service organizations to support its CAD products and distribution channels. The Company took action following the merger to reduce its workforce, close its office in San Rafael, California, and eliminate duplication in marketing and other activities. The Company had incurred approximately $200,000 in non-recurring marketing and sales severance benefits and office closure expenses in the first quarter of 2004. During the fourth quarter of 2004 the Company increased marketing and advertising expenses associated with trade show participation and increased advertising of new and existing products.

Interest Expense. Net interest for the year ended December 31, 2004 increased from $114,655 in 2003 to $561,044 in 2004. This increase was primarily due to the addition, as a result of iCAD’s acquisition of CADx, of a 36-month secured promissory note in the amount of $4,500,000 to purchase CADx shares that were owned by two institutional investors.

Net Loss. As a result of the foregoing, the Company recorded a net loss of ($828,263) or ($0.03) per share for the year ended December 31, 2004 on sales of $23,308,462, compared to a net loss of ($8,198,408) or ($0.31) per share on sales of $6,520,306 for the year ended December 31, 2003.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to support and sustain operations through at least the next 12 months, primarily due to continuing operations and the availability of a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $4,741,094 was available at December 31, 2005. The Loan Agreement expires March 31, 2007, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1%, (8.25% at December 31, 2005). The Company's ability to generate cash adequate to meet its future capital requirements beyond the next 12 months will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

Working capital decreased $5,208,927 to $3,090,099 at December 31, 2005 from $8,299,026 at December 31, 2004. The ratio of current assets to current liabilities at December 31, 2005 and 2004 was 1.4 and 2.4, respectively. These decreases resulted primarily from the net loss of $4,758,488 during 2005.

Net cash used for operating activities for the year ended December 31, 2005 was $1,296,584 compared to $1,950,038 used for the same period in 2004. The cash used for the year ended December 31, 2005 resulted from the net loss of $4,758,488, increases in inventory of $1,503,661, and the payment of accrued interest of approximately $623,000 owed to Mr. Howard pursuant to the Loan Agreement, offset by the decrease in accounts receivable and prepaid assets totaling $1,133,094 and increases in accounts payable, accrued expenses and deferred revenue totaling $2,799,181, plus non-cash depreciation and amortization of $1,631,944 and a stock based compensation expense relative to a stock option grant of $24,333.

The net cash used for investing activities for the year ended December 31, 2005 was $1,056,405 compared to $472,638 used for the same period in 2004. The cash used in investing activities in 2005 included the addition of $1,056,405 for tooling, computer equipment, and leasehold improvements.

Net cash used for financing activities in the year ended December 31, 2005 was $1,050,311 compared to net cash provided by financing activities of $5,329,788 for the same period in 2004. The net cash used for financing activities during the year ended December 31, 2005 consisted of the payment of the notes payable in the amount of $1,541,094, offset by cash received due to the issuance of common stock relating to exercise of stock options in the amount of $490,783.

On December 24, 2004, the Company sold 1,872,222 shares of its common stock for $4.50 per share in a private placement to institutional investors. The net proceeds to the Company for the 1,872,222 shares sold were approximately $8,325,000. In connection with these transactions the Company issued warrants to purchase 936,111 shares of the Company’s common stock. The warrants are exercisable for a period of five years from the closing of the offering at an exercise price of $5.50 per share.

In the fourth quarter of 2003, the Company sold 1,260,000 shares of its common stock for $5.00 per share in a private placement to institutional investors. The Company also issued to such investors’ additional investment rights to purchase up to an additional 315,000 shares of its common stock at $5.00 per share. The net proceeds to the Company for the 1,260,000 shares sold were approximately $5,919,000. In February 2004, a total of 90,000 shares of the Company’s common stock were issued in connection with the exercise of certain additional investment rights issued in 2003. The remaining investment rights expired unexercised. The net proceeds to the Company for the 90,000 shares sold were approximately $418,000. The placement agent for these transactions received compensation in the amount of approximately $404,000 and a five year warrant to purchase 67,200 shares of the Company’s common stock at $5.00 per share.

On December 31, 2003, the Company completed the acquisition of CADx in exchange for 4,300,000 shares of the Company’s common stock to certain stockholders of Qualia Computing, Inc. Additionally, the Company paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 to purchase Qualia shares that were owned by two institutional investors.

The following table summarizes, for the periods presented, the Company’s future estimated cash payment under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long—Term Debt Obligations	$2,133,906	$1,500,000	$633,906	$—	$—
Lease Obligations	$2,385,348	$513,453	$1,385,455	$486,440	$—
Interest Obligation*	$154,688	$123,750	$30,938	$—	$—
Total Contractual Obligations	$4,673,942	$2,137,203	$2,050,299	$486,440	$—

* Interest based on rate at December 31, 2005 of 8.25%. The Company’s interest obligation relating to its Convertible Revolving Loan Agreement with Mr. Howard, its Chairman, is not included in this table.

Effect of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (SFAS 123R), which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123R until the issuers first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006.

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (”Exchange Act”)) were effective at the reasonable level of assurance.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary its procedures and controls.

Management’s Report on Internal Control Over Financial Reporting.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, is responsible for the preparation and integrity of the Company's Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-(f)) for the Company and all related information appearing in this Annual Report on Form 10-K

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management of iCAD, Inc. has assessed the Company's internal control over financial reporting to be effective as of the end of December 31, 2005.

The assessment of the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its report which is included below.

Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2005, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

To the Board of Directors and Stockholders of ICAD, Inc.
Nashua, New Hampshire

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of iCAD, Inc’s. Annual Report on Form 10-k for the fiscal year ended December 31, 2005, that iCAD, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of  December 31, 2005 and 2004 and the related consolidated statement of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2005 and our report dated March 31, 2006 expressed an unqualified opinion on those financial statements.

/s/ BDO Seidman, LLP

Boston, Massachusetts
March 31, 2006

Item 9B.  Other Information

The Company has renewed the Loan Agreement with Robert Howard, Chairman of the Board of Directors of the Company, which now expires March 31, 2007. In addition,  the parties confirmed their previous agreement that effective January 1, 2004 the interest rate on the Loan Agreement is 1% above prime.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Name	Age	Position	Since
Robert Howard #	82	Chairman of the Board, and Director	1984
W. Scott Parr #	54	President, Chief Executive Officer, and Director	1998
Annette Heroux	49	Vice President of Finance, Chief Financial Officer	1999
James Harlan*	54	Director	2000
Maha Sallam*	39	Vice President, Director	2002
Elliot Sussman*	54	Director	2002
George Farley+	67	Director	2004
Herschel Sklaroff+	70	Director	2004
Rachel Brem#	47	Director	2004
Thomas Shoup	54	Chief of Staff	2004
Samuel Ronci	61	Vice President of Operations	2005
Janet Sterritt	49	Vice President of Business Development	2005

+  Class I Director, current term expires in 2006
*  Class II Director, current term expires in 2007
#  Class III Director, current term expires in 2008

The Company’s Certificate of Incorporation provides that the Company’s Board of Directors is divided into three classes (Class I, Class II and Class III).  At each Annual Meeting of stockholders, directors constituting one class are elected for a three-year term.

Robert Howard, the founder and Chairman of the Board of Directors of the Company, was the inventor of the first impact dot matrix printer. Mr. Howard was Chief Executive Officer of the Company from its establishment in 1984 until December of 1993. He was the founder, and from 1969 to April 1980 he served as President and Chairman of the Board, of Centronics Data Computer Corp. ("Centronics"), a manufacturer of a variety of computer printers. He resigned from Centronics’ board of directors in 1983. From April 1980 until 1983, Mr. Howard was principally engaged in the management of his investments. Commencing in mid-1982, Mr. Howard, doing business as R.H. Research, developed the ink jet technology upon which the Company was initially based. Mr. Howard contributed this technology, without compensation, to the Company. Mr. Howard was Chairman of the Board of Presstek, Inc. (“Presstek”), a public company which has developed proprietary imaging and consumables technologies for the printing and graphic arts industries from June 1988 to September 1998 and served as Chairman Emeritus of the Board of Presstek from September 1998 to December 2000. Mr. Howard is Chairman of the Board of Ionatron, Inc. (“Ionatron”) a public company involved in the development and marketing of directed energy weapon technology products.

W. Scott Parr joined the Company in January 1998 as President and Chief Executive Officer. He was appointed to the Company’s Board of Directors in February 1998. Prior to joining iCAD, Mr. Parr served as Divisional Director and a member of the Board of Directors of SABi International Ventures, Inc. where he was responsible for restructuring and upgrading certain U.S. companies owned by foreign and venture investors. From 1995 to 1997 Mr. Parr was Chief Executive Officer, General Counsel and Director of Allied Logic Corporation, a start-up venture specializing in proprietary molding and manufacturing technologies. From 1990 to 1995 Mr. Parr was General Counsel and a Director of LaserMaster Technologies, Inc.

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

Maha Sallam has been the Executive Vice President for the Company since June 2002. From 1997 until the acquisition of ISSI in June 2002, Dr. Sallam served as Director and Vice President of Regulatory Affairs and Clinical Testing and Secretary of ISSI. She was one of ISSI’s founders and has over fourteen years of industry and research experience in image analysis including a doctoral dissertation, conference presentations and several publications on the automated analysis of digital mammograms.

Elliot Sussman is currently President and Chief Executive Officer of Lehigh Valley Hospital and Health Network, a position he has held since 1993. Dr. Sussman is the Leonard Parker Pool Professor of Health Systems Management, Professor of Medicine, and Professor of Health Evaluation Sciences at Pennsylvania State University’s College of Medicine. Dr. Sussman served as a Fellow in General Medicine and a Robert Wood Johnson Clinical Scholar at the University of Pennsylvania, and trained as a resident at the Hospital of the University of Pennsylvania.

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

Dr. Rachel Brem is currently the Director of Breast Imaging and Intervention, Professor of Radiology and the Vice-Chairman in the Department of Radiology at The George Washington University Medical Center, positions she has held since 2000. From 1991 to 1999 Dr. Brem was the Director of Breast Imaging at the John Hopkins Medical Center. Dr. Brem’s research includes Minimally Invasive Breast Biopsy, New Technologies for the Earlier Diagnosis of breast cancer including Computer Aided Detection, as well as Nuclear Medicine Imaging of the Breast and Electrical Impedance Imaging of the Breast.

Thomas Shoup has been the Chief of Staff for the Company since December 2003. Mr. Shoup joined the Company with the acquisition of Qualia Computing, Inc., where he had served as Chief Operating Officer since December 2000. From 1996 to 2000 Mr. Shoup was President and Chief Operating Officer of CAD CAM Inc., where he grew the company and negotiated the sale of this privately held business to a Canadian public enterprise. From 1985 to 1996 Mr. Shoup served as Base Civil Engineer for the US Air Force’s largest continental installation, Wright-Patterson AFB, responsible over 20 million square feet of scientific, engineering and logistical facilities and a workforce in excess of 1,000 personnel.

Samuel Ronci the Company’s Vice President of Operations since February 2005, joined the Company in December 2004. From 2000 to December 2004, Mr. Ronci was Vice President of Development for Elicon Multimedia, a web based company that promotes corporate presentations, to include web presentations, trade shows and product promotions. From 1987 to 2000 Mr. Ronci was President of Ronci Medical which later became Ronci Surgical, a Division of Minnesota Scientific Inc. Ronci Medical designed patient positioning equipment for various Arthroscopic surgical procedures.

Janet Sterritt the Company’s Vice President of Business Development since July 2005, joined the Company in January 2001. She is responsible for the Company’s product development and managed the engineering team involved in the design of iCAD’s SecondLook 200, 300 and the new TotalLook product. Prior to joining the Company, from 1997 to 2001, Ms. Sterritt was Director of Marketing and Business Development for ImageLabs, a Tele-cardiology/PACS company. From 1993 to 1997, Ms. Sterritt planned business strategy and product development that diversified Howtek into medical products, creating the ScanMaster and later the MultiRAD Medical Film Digitizer and served as the first head of the Howtek Medical Group.

The Company has an audit committee of the Board of Directors ("Audit Committee") consisting of Messrs. Harlan, Farley and Sussman. Each member of the Audit Committee is an "independent director" under the rules of the NASD and the Company's Board has determined that Mr. Farley is the Audit Committee's financial expert under applicable rules of the Securities and Exchange Commission ("SEC") and NASD Marketplace Rules.

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

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2005, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were timely complied with, except for Dr. Herschel Sklaroff who filed a late Form 4 with respect to his conversion of shares of the Companies Series A Preferred Stock.

Code of Business Conduct and Ethics

The Company developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.
4 Townsend West
Nashua, NH 03063
Attention: Corporate Secretary

Item 11. Executive Compensation.

The following table provides information on the compensation provided by the Company during fiscal years 2005, 2004 and 2003 to (i) the Company's Chief Executive Officer, (ii) the four highest paid executive officers other than the Company’s Chief Executive Officer, who served in such capacity during 2005 and at the end of 2005, and (iii) the Company’s former Vice President of Sales and Marketing (collectively “the Named Persons”).

SUMMARY COMPENSATION TABLE

			Securities
			Underlying
Name and Principal Position	Year	Salary($)	Option(#)
W. Scott Parr
President, Chief Executive Officer, Director.	2005	230,977	150,000
	2004	214,108	-0-
	2003	191,600	-0-
Annette Heroux
Vice President of Finance, Chief Financial Officer	2005	159,420	35,000
	2004	129,269	-0-
	2003	111,814	-0-
Thomas Shoup
Chief of Staff	2005	178,170	-0-
	2004	221,823	80,000
John DeBiase (1)
Vice President of Sales and Marketing	2005	245,161	100,000
Samuel Ronci
Vice President of Operations	2005	127,115	85,000
Thomas Fister (1)
Vice President of Development..	2005	126,585	40,000

(1) Messrs. DeBiase and Fister joined the Company with the acquisition of Qualia Computing, Inc. in December 2003 and were elected Executive Officers of iCAD in 2005. Mr. DeBiase served as Executive Officer until November 2005. Mr. Fister served until his resignation in the first quarter of 2006.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted by the Company to those Named Persons who were granted options in 2005.

	Individual Grants				Potential Realizable Value at
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees	Exercise of Base Price	Expiration (2)	Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted(1)	in Fiscal Year	($/Sh)	Date	5%($)	10%($)
W. Scott Parr	150,000	13%	3.92	03/11/2015	369,790	937,121

Annette Heroux	35,000	3%	3.92	03/11/2015	86,284	218,661

John DeBiase	100,000	9%	3.92	03/31/2006	246,527	624,747

Samuel Ronci	50,000	4%	3.32	01/28/2015	104,397	264,561
	35,000	3%	3.92	03/11/2015	86,284	218,661

Thomas Fister	40,000	3%	3.92	04/20/2006	98,611	249,899

(1) All of the foregoing options vest between March 11, 2005 and December 30, 2005.

(2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company’s Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of options providing for termination of the option following termination of employment or non transferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the exercise of stock options during the Company's last completed fiscal year by each of the Named Persons and the fiscal year-end value of unexercised options.

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (#)	Value of Unexercised In-the Money Options at FY-End($) (1)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
W. Scott Parr	0	0	681,518 / -0-	57,273 / -0-
Annette L. Heroux	0	0	149,100 / -0-	3,952 / -0-
Thomas Shoup	0	0	80,000 / -0-	-0- / -0-
John DeBiase	0	0	141,000 / -0-	-0- / -0-
Samuel Ronci	0	0	85,000 / -0-	-0- / -0-
Thomas Fister	0	0	81,000 / -0-	-0- / -0-

(1)	Based upon the closing price of the Common Stock on December 30, 2005, of $1.17 per share.

The Company does not have any employment agreements with its current executive officers.

Separation Agreement with Former Officer

On February 16, 2005, the Company entered into a separation agreement and release with Dr. Steven K. Rogers (the “Agreement”) in connection with Dr. Rogers’ resignation as Chief Scientific Officer and Director of the Company. Dr. Rogers was formerly President and Chief Executive Officer of Qualia Computing, Inc., a company acquired by the Company in December, 2003. Pursuant to the Agreement, the Company and Dr. Rogers agreed to negotiate a consulting agreement (the “Consulting Agreement”) under which Dr. Rogers served as the Company’s Chief Consulting Scientist. The Consulting Agreement provided for a one-year term which could be terminated upon 30 days written notice by (i) Dr. Rogers for any reason or (ii) the Company for just and reasonable cause. During the period of the Consulting Agreement and for a period of two years thereafter, Dr. Rogers reaffirmed his previous agreements not to compete with the Company, not to solicit employees of the Company, and not to disclose confidential information of the Company. The Company and Dr. Rogers indicated the change in roles would permit Dr. Rogers to commit a portion of his time to academic activities and research unrelated to the Company’s business. Dr. Rogers terminated the Consulting Agreement during the second quarter of 2005.

COMPENSATION OF DIRECTORS

The Company does not pay cash compensation to members of its board of directors for their services as board members. The Company does reimburse members of the board for out-of-pocket expenses incurred for attendance at board and board committee meetings. There were no stock options granted to the directors during 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors is responsible for, among other things, assisting the Board in overseeing the Company’s executive compensation strategy and reviewing and approving the compensation of the Company’s executive officers. The current members of the Compensation Committee are: Elliot Sussman, Chairperson; Rachel Brem; and James Harlan.

During 2005 none of the executive officers of the Company served on the Board of Directors or Compensation Committee of any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the Common Stock, Series A and Series B Convertible Preferred Stock of the Company owned on March 1, 2006, by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock (ii) each Named Person (iii) each director of the Company, and (iv) all current executive officers and directors as a group. The table also provides information regarding beneficial owners of more than 5% of the outstanding shares of the Company’s Series A and Series B Convertible Preferred Stock. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 4 Townsend West, Suite 17, Nashua, New Hampshire 03063.

		Number of Shares
Name and Address of	Title	Beneficially		Percentage
Beneficial Owner	of Class	Owned (1) (2)		of Class
Robert Howard	Common	4,839,220	(3)	13.1%
145 East 57th Street
New York, New York 10022
Maha Sallam	Common	2,001,920	(4)	5.4%

Donald Chapman	Common	1,938,205	(5)	5.1%
8650 South Ocean Drive	Preferred Series A	4,600		89.3%
Jenson Beach, FL 34957	Preferred Series B	680		55.6%
W. Scott Parr	Common	815,645	(6)	2.2%
	Preferred Series A	550		10.7%
	Preferred Series B	50		4.1%
Dr. Herschel Sklaroff	Common	88,942	(7)	*
1185 Park Avenue	Preferred Series B	79		6.5%
New York, NY 10128
Edgar Ball	Preferred Series B	200		16.3%
PO Box 560726
Rockledge, FL 32956
John Westerfield	Preferred Series B	100		8.2%
4522 SW Bimini Circle N.
Palm City, FL 34990
Dr. Rachel Brem	Common	45,000	(8)	*
George Farley	Common	45,000	(9)	*
James Harlan	Common	185,000	(10)	*
Dr. Elliot Sussman	Common	48,000	(11)	*
Annette Heroux	Common	154,100	(12)	*
Thomas Shoup	Common	80,000	(13)	*
John DeBiase	Common	145,000	(14)	*
Samuel Ronci	Common	85,000	(15)	*
Thomas Fister	Common	163,414	(16)	*
All current executive officers and	Common	8,696,241	(3), (4), &	22.4%
directors as a group (13 persons)			(6) through (16)
	Preferred Series A	550		10.7%
	Preferred Series B	129		10.5%

* Less than one percent

1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2006, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner's percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 1, 2006, have been exercised.

2)	Unless otherwise noted, the Company believes that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3)
Includes options to purchase 10,000 shares of the Company’s Common Stock at $1.72 per share and 75,000 shares at $2.76 per share, 54,557 shares of the Company’s Common Stock pursuant to Convertible notes issued to Mr. Howard pursuant to the Loan Agreement with the Company and 20,000 shares beneficially owned by Mr. Howard’s wife.

4)
Includes options to purchase 56,250 shares of the Company’s Common Stock at $0.80 per share, 100,000 shares at $3.49 per share and also includes 183,625 shares beneficially owned by Dr. Sallam’s husband.

5)
Includes 28,000 shares owned by Mr. Chapman’s wife, 460,000 shares of Common Stock issuable upon conversion of 4,600 shares of Series A Convertible Preferred Stock and 340,000 shares of Common Stock issuable upon conversion of 680 shares of Series B Convertible Preferred Stock owned by Mr. Chapman.

6)
Includes 11,000 shares owned by Mr. Parr’s wife. Also includes options to purchase 275,268 shares of the Company’s Common Stock at $1.13 per share, 125,000 shares at $0.81 per share, 2,250 shares at $1.00 per share, 4,000 shares at $0.95 per share, 25,000 shares at $1.75 per share, 100,000 shares at $2.69 per share and 150,000 shares at $3.92 per share, 55,000 shares of Common Stock issuable upon conversion of 550 shares of Series A Convertible Preferred Stock and 25,000 shares of Common Stock issuable upon conversion of 50 shares of Series B Convertible Preferred Stock owned by Mr. Parr.

7)
Includes options to purchase 45,000 shares of the Company’s Common Stock at $3.35 per share. Also, includes 39,500 shares of Common Stock issuable upon conversion of 79 shares of Series B Convertible Preferred Stock.

8)	Includes options to purchase 45,000 shares of the Company’s Common Stock at $3.35 per share.

9)	Includes options to purchase 45,000 shares of the Company’s Common Stock at $3.35 per share.

10)	Includes options to purchase 25,000 shares of the Company’s Common Stock at $1.75 per share and 75,000 shares at $1.55 per share.

11)	Includes options to purchase 15,000 shares of the Company’s Common Stock at $1.55 per share.

12)
Includes options to purchase 6,600 shares of the Company’s Common Stock at $0.81 per share, 3,000 shares at $0.95 per share, 23,317 shares at $1.13 per share, 20,183 shares at $1.55 per share, 1,000 shares at $1.72 per share, 35,000 shares at $1.75 per share, 25,000 shares at $2.69 per share and 35,000 shares at $3.92 per share.

13)	Includes options to purchase 80,000 shares of the Company’s Common Stock at $5.28 per share.

14)	Includes options to purchase 41,000 shares of the Company’s Common Stock at $5.28 per share and 100,000 shares at $3.92 per share.

15)	Includes options to purchase 50,000 shares of the Company’s Common Stock at $3.32 per shares and 35,000 shares at $3.92 per share.

16)	Includes options to purchase 41,000 shares of the Company’s Common Stock at $5.28 per share and 40,000 shares at $3.92 per share.

Equity Compensation Plan

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:
Equity compensation plans approved by security holders:	4,249,763	$3.03	598,112
Equity compensation plans not approved by security holders (1):	1,003,311	$5.55	-0-
Total	5,253,074	$3.52	598,112

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders. These options and warrants are five years in duration, expire at various dates between November 24, 2008 and December 15, 2009, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 8 of Notes to the Consolidated Financial Statements for a description of the Company’s Stock Option Plans.

Item 13. Certain Relationships and Related Transactions.

The Company has entered into the Loan Agreement with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires March 31, 2007, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1% (8.25% at December 31, 2005). Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion.

During the fourth quarter of 2005, based on a previous agreement from Mr. Howard to reduce the interest rate pursuant to the Loan Agreement to prime rate plus 1%, the Company applied an interest overpayment totaling $41,094 to the principal balance of the loan. As of December 31, 2005, $258,906 was owed by the Company to Mr. Howard and the Company had $4,741,094 available for future borrowings under the Loan Agreement.

On February 16, 2005, the Company entered into a separation agreement and release with Dr. Steven K. Rogers in connection with Dr. Rogers’ resignation as Chief Scientific Officer and Director of the Company. Dr. Rogers was formerly President and Chief Executive Officer of Qualia Computing, Inc., a company acquired by the Company in December, 2003. See Item 11. Executive Compensation - Separation Agreement with Former Officer.

Item 14.  Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004, the review of the financial statements included in the Company's Forms 10-Q and consents issued in connection with the Company’s filings on Form S-3 and S-8 for 2005 and 2004 totaled $258,050 and $209,289, respectively.

Audit-Related Fees.  The aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, for the years ended December 31, 2005 and 2004, and are not disclosed in the paragraph captions “Audit Fees” above, were $10,335 and $24,000 respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2005.  Consistent with the Audit Committee's responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  The full Audit Committee pre-approves proposed services and fee estimates for these services.  The Audit Committee chairperson or their designee has been designated by the Audit Committee to pre-approve any services arising during the year that were not pre-approved by the Audit Committee.  Services pre-approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting.  Pursuant to these procedures, the Audit Committee pre-approved the foregoing audit services provided by BDO Seidman, LLP.

No tax fees or other fees were paid to BDO Seidman, LLP for the years ended December 31, 2005 and 2004.

PART IV

Item 15. Exhibits, Financial Statements, and Schedules

a)	The following documents are filed as part of this Annual Report on Form 10-K:

i.	Financial Statements - See Index on page 61.

ii.
Financial Statement Schedule - See Index on page 61. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

iii.	Exhibits - the following documents are filed as exhibits to this Annual Report on Form 10-K:

2(a)
Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer. [incorporated by reference to Annex A of the Company’s proxy statement/prospectus dated May 24, 2002 contained in the Registrant’s Registration Statement on Form S-4, File No. 333-86454]

2(b)
Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett.[Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K for the event dated December 31, 2003]

3(a)
Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on February 24, 1984 [incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097 NY), filed on October 31, 1984]

3(b)
Certificate of Amendment of Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 31, 1984 [incorporated by reference to Exhibit 3.1(a) to the Registrant's Registration Statement on Form S-18 (Commission File No. 2-94097-NY), filed on October 31, 1984]

3(c)
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

3(e)
Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on September 28, 1999 [incorporated by reference to Exhibit 3(d) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001].

3(f)
Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 28, 2002 [incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2002].

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

10(c)	Form of Secured Demand Notes between the Registrant and Mr. Robert Howard. [incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

10(d)	Form of Security Agreements between the Registrant and Mr. Robert Howard [incorporated by reference to Exhibit 10(f) to the Registrant’s Report on Form 10-K for the year ended December 31, 1998].

10(e)
Certificate of Designation of 7% Series A Convertible Preferred Stock dated December 22, 1999. [incorporated by reference to Exhibit 10(i) to the Registrant’s Report on Form 10-K for the year ended December 31, 1999].

10(f)
Certificate of Designation of 7% Series B Convertible Preferred Stock dated October 16, 2000 [incorporated by reference to Exhibit 10(j) to the Registrant’s Report on Form 10-K for the year ended December 31, 2000].

10(g)
Separation agreement dated September 24, 2002 between the Registrant and W. Kip Speyer [incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002].*

10(h)	1993 Stock Option Plan [incorporated by reference to Exhibit A to the Registrant’s proxy statement on Schedule 14-A filed with the Securities and Exchange Commission on August 24, 1999].*

10(i)	2001 Stock Option Plan [incorporated by reference to Annex A of the Registrant’s proxy statement on Schedule 14-A filed with the Securities and Exchange Commission on June 29, 2001].*

10(j)	2002 Stock Option Plan [incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4 (File No. 333-86454)].*

10(k)	Addendum No. 16, extending the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987.

10(l)
License Agreement between Scanis, Inc. and the Registrant dated February 18, 2003 [incorporated by reference to Exhibit 10(m) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002].**

10(m)	2004 Stock Incentive Plan [incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004].*

10(n)
Form of Option Agreement under the Registrant’s 2001 Stock Option Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(o)
Form of Option Agreement under the Registrant’s 2002 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(p)
Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(q)
Form of warrant issued to investors in connection with the Registrant’s December 15, 2004 private financing. [incorporated by reference to Exhibit 10(q) to the Registrant’s Report on Form 10-K for the year ended December 31, 2004].

10(r)
Separation agreement dated February 16, 2005 between the Registrant and Steven Rogers [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed with the SEC on February 23, 2005].*

10(s)	2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(t)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(u)	Lease Agreement dated October 31, 2005 between the Registrant and 4 Townsend West, LLC of Nashua, NH.

10(v)	Lease Agreement dated October 9, 2000 between the Registrant and Mills-Morgan Development, LTD, of Beavercreek, OH.

10(w)	Lease Agreement dated October 9, 2000 between the Registrant and Mills-Morgan Development, LTD, of Beavercreek, OH.

21	Subsidiaries

23	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ICAD, INC.

Date: March 31, 2006	By:	/s/ W. Scott Parr
W. Scott Parr
President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Howard	Chairman of the
Robert Howard	Board, Director	March 31, 2006

/s/ W. Scott Parr	President, Chief Executive
W. Scott Parr	Officer, Director (Principal	March 31, 2006
Executive Officer)

/s/ Annette Heroux	Vice President of Finance,
Annette Heroux	Chief Financial Officer
	(Principal Accounting Officer)	March 31, 2006

/s/ James Harlan	Director	March 31, 2006
James Harlan

/s/ Maha Sallam	Director	March 31, 2006
Maha Sallam

/s/ Elliot Sussman	Director	March 31, 2006
Elliot Sussman

/s/ George Farley	Director	March 31, 2006
George Farley

/s/ Herschel Sklaroff	Director	March 31, 2006
Herschel Skalroff

/s/ Rachel Brem	Director	March 31, 2006
Rachel Brem

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	62

Consolidated Balance Sheets
As of December 31, 2005 and 2004	63

Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003	64

Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2005, 2004 and 2003	65

Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003	66

Notes to Consolidated Financial Statements	67-90

Schedule II - Valuation and Qualifying
Accounts and Reserves	91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iCAD, Inc.,
Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of iCAD, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

As discussed in Note 10 (b) on April 18, 2005, the Company received a letter from a competitor, advising the Company of their position that the Company’s Second Look® product lines allegedly infringed on certain patents, which are licensed to the competitor. These patents are continuations in part of the patents already licensed to the Company by the competitor under a September 2003 Settlement Agreement that resolved certain patent infringement litigation between the Company and the competitor (the “Settlement Agreement”). Under the Settlement Agreement, the rights of the competitor to assert subsequent claims of infringement of this nature against the Company are limited, and require reasonably detailed notice, the opportunity for negotiation and binding arbitration as a required alternative to litigation. A three member arbitration panel was named and the Company's patent dispute with the competitor, including counterclaims by the Company that the competitor infringes on certain patents which are owned by the Company, proceeded to a hearing before the panel on October 18 and 19, 2005. Post-trial briefing was submitted on February 28, 2006 and a decision from the arbitrators is expected in April 2006. While the Company remains confident that it does not infringe on any valid and enforceable competitor patent, and that the competitor has infringed one or more of the Company's patents, the outcome of the arbitration can not be assured, and a negative finding by the arbitrators could have a material and adverse effect on the Company’s business. See Note 10 (b) for further information.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICAD, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP

Boston, Massachusetts
March 31, 2006

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2005	2004
Current assets:
Cash and cash equivalents	$4,604,863	$8,008,163
Trade accounts receivable, net of allowance for doubtful
accounts of $450,000 in 2005 and 2004	3,958,392	5,006,333
Inventory	2,517,467	1,013,806
Prepaid and other current assets	176,133	261,286
Total current assets	11,256,855	14,289,588

Property and equipment:
Equipment	3,038,344	2,078,306
Leasehold improvements	120,012	37,904
Furniture and fixtures	149,803	135,544
	3,308,159	2,251,754
Less accumulated depreciation and amortization	1,523,724	944,121
Net property and equipment	1,784,435	1,307,633

Other assets:
Patents, net of accumulated amortization	224,519	302,644
Technology intangibles, net of accumulated amortization	4,348,008	4,964,090
Tradename, distribution agreements and other,
net of accumulated amortization	398,733	756,867
Goodwill	43,515,285	43,515,285
Total other assets	48,486,545	49,538,886

Total assets	$61,527,835	$65,136,107

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,250,574	$2,006,500
Accrued interest	48,167	671,154
Accrued salaries and other expenses	1,868,736	1,373,191
Deferred revenue	499,279	439,717
Current maturities of notes payable	1,500,000	1,500,000
Total current liabilities	8,166,756	5,990,562

Convertible loans payable to related party	258,906	300,000
Notes payable, less current maturities	375,000	1,875,000
Total liabilities	8,800,662	8,165,562

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value: authorized
1,000,000 shares; issued and outstanding
6,374 in 2005 and 7,435 in 2004, with an aggregate liquidation value of $1,739,000 and $1,900,000 plus 7% annual
dividend, in 2005 and 2004, respectively.	64	74
Common stock, $ .01 par value: authorized
50,000,000 shares; issued 36,931,262 in 2005
and 36,410,170 shares in 2004; outstanding
36,863,386 in 2005 and 36,342,294 shares in 2004	369,312	364,101
Additional paid-in capital	130,781,430	130,271,515
Accumulated deficit	(77,473,369)	(72,714,881)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	52,727,173	56,970,545

Total liabilities and stockholders' equity	$61,527,835	$65,136,107

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2005	2004	2003

Sales	$19,769,822	$23,308,462	$6,520,306
Cost of sales	4,636,057	6,533,296	2,941,663
Gross margin	15,133,765	16,775,166	3,578,643
Operating expenses:
Engineering and product development	4,785,092	4,832,842	2,384,057
General and administrative	6,956,350	5,126,110	7,439,721
Marketing and sales	8,146,850	7,083,433	1,838,618
Total operating expenses	19,888,292	17,042,385	11,662,396

Loss from operations	(4,754,527)	(267,219)	(8,083,753)

Other income (expense)
Interest income	127,526	20,145	15,538
Interest expense (includes ($41,094), $287,840
and $102,555, respectively, to related parties)	(131,487)	(581,189)	(130,195)
Other income (expense), net	(3,961)	(561,044)	(114,657)

Net loss	(4,758,488)	(828,263)	(8,198,410)

Preferred dividends	121,730	133,000	144,258

Net loss available to common stockholders	$(4,880,218)	$(961,263)	$(8,342,668)

Net loss per share
Basic and diluted	$(0.13)	$(0.03)	$(0.31)

Weighted average number of shares used in
computing loss per share
Basic and diluted	36,627,696	34,057,775	26,958,324

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated	Treasury	Stockholders'
	Shares Issued	Par Value	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2002	8,550	$86	26,418,124	264,181	$85,829,483	$(63,688,210)	$(950,264)	$21,455,276

Issuance of common stock pursuant
to stock option plans	—	—	616,640	6,166	855,134	—	—	861,300

Issuance of common stock relative
to payment of accounts payable	—	—	600,000	6,000	2,015,600	—	—	2,021,600

Issuance of common stock relative to
conversion of preferred stock	(1,115)	(12)	157,500	1,575	(1,563)	—	—	—

Issuance of common stock in connection
with legal settlement	—	—	325,954	3,260	1,212,940	—	—	1,216,200

Issuance of common stock relative to
merger	—	—	4,300,000	43,000	24,467,000	—	—	24,510,000

Issuance of common stock relative to
private offering	—	—	1,260,000	12,600	5,906,400	—	—	5,919,000

Issuance of stock options in payment
for legal services	—	—	—	—	23,377	—	—	23,377

Compensation expense related to the
extension of director stock options	—	—	—	—	87,285	—	—	87,285

Issuance of common stock for payment
of dividends to investors	—	—	26,591	266	143,992	—	—	144,258

Preferred stock dividends	—	—	—	—	(144,258)	—	—	(144,258)

Net loss	—	—	—	—	—	(8,198,408)	—	(8,198,408)
Balance at December 31, 2003	7,435	74	33,704,809	337,048	120,395,390	(71,886,618)	(950,264)	47,895,630

Issuance of common stock pursuant
to stock option plans	—	—	593,574	5,936	966,654	—	—	972,590

Issuance of common stock pursuant
to exercise of warrants	—	—	50,000	500	124,500	—	—	125,000

Issuance of common stock relative
to conversion of loan payable to investor	—	—	70,612	706	61,432	—	—	62,138

Issuance of common stock relative to
private offerings	—	—	1,962,222	19,622	8,723,828	—	—	8,743,450

Issuance of common stock for payment
of dividends to investors	—	—	28,953	289	132,711	—	—	133,000

Preferred stock dividends	—	—	—	—	(133,000)	—	—	(133,000)

Net loss	—	—	—	—	—	(828,263)	—	(828,263)
Balance at December 31, 2004	7,435	74	36,410,170	364,101	130,271,515	(72,714,881)	(950,264)	56,970,545

Issuance of common stock pursuant
to stock option plans	—	—	293,476	2,935	487,848	—	—	490,783

Issuance of common stock relative to
conversion of preferred stock	(1,061)	(10)	130,500	1,305	(1,295)	—	—	—

Compensation expense related to the
issuance of stock options to advisory board	—	—	—	—	24,333	—	—	24,333

Issuance of common stock for payment
of dividends to investors	—	—	97,116	971	120,759	—	—	121,730

Preferred stock dividends	—	—	—	—	(121,730)	—	—	(121,730)

Net loss	—	—	—	—	—	(4,758,488)	—	(4,758,488)
Balance at December 31, 2005	6,374	$64	36,931,262	369,312	$130,781,430	$(77,473,369)	$(950,264)	$52,727,173

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(4,758,488)	$(828,263)	$(8,198,408)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	579,603	286,500	138,090
Amortization	1,052,341	1,052,195	529,803
Loss on disposal of assets	—	21,110	1,443,628
Issuance of common stock for payment of legal settlement	—	—	1,216,200
Legal expense relative to issue of stock options and warrants	—	—	23,377
Stock based compensation expense relative to extension of stock options	—	—	87,285
Stock based compensation expense relative to stock option grants	24,333	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,047,941	(1,749,590)	685,960
Inventory	(1,503,661)	1,109,836	(275,657)
Prepaid and other current assets	85,153	185,728	(52,957)
Accounts payable	2,244,074	(1,972,988)	143,573
Accrued interest	(622,987)	337,502	104,574
Accrued expenses	495,545	(615,285)	(728,526)
Deferred revenue	59,562	223,217	216,500
Total adjustments	3,461,904	(1,121,775)	3,531,850

Net cash used by operating activities	(1,296,584)	(1,950,038)	(4,666,558)

Cash flows from investing activities:
Additions to patents, technology and other	—	(1,446)	(264,225)
Additions to property and equipment	(1,056,405)	(347,680)	(100,000)
Acquisitions, net of cash acquired	—	(123,512)	(1,103,969)
Net cash used by investing activities	(1,056,405)	(472,638)	(1,468,194)

Cash flows from financing activities:
Issuance of common stock for cash	490,783	9,903,178	6,780,300
Proceeds from investor	—	—	3,430,000
Payment of note payable to principal stockholder	(41,094)	(3,330,000)	—
Payment of note payable	(1,500,000)	(1,233,390)	(65,526)
Payment of convertible subordinated debentures	—	(10,000)	—
Net cash provided (used) by financing activities	(1,050,311)	5,329,788	10,144,774

Increase in cash and equivalents	(3,403,300)	2,907,112	4,010,022
Cash and equivalents, beginning of year	8,008,163	5,101,051	1,091,029
Cash and equivalents, end of year	$4,604,863	$8,008,163	$5,101,051

Supplemental disclosure of cash flow information:
Interest paid	$764,875	$240,030	$1,965

Non-cash items from financing activities:
Conversion of accounts payable into Common Stock	$—	$—	$2,021,600
Dividends payable with Common Stock	$121,730	$133,000	$144,258
Fair market value of iCAD common stock and common
stock options issued to acquire capital stock of Qualia & ISSI	$—	$—	$24,510,000
Net tangible assets of Qualia and ISSI acquired, excluding cash
acquired of $446,031 and $2,202,040, respectively	$—	$—	$1,317,092
Fair market value of identifiable intangible assets
acquired from Qualia & ISSI, respectively.	$—	$—	$3,694,000

See accompanying notes to consolidated financial statements.

 iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Nature of Operations and Use of Estimates

iCAD, Inc. and its subsidiaries (the "Company" or “iCAD”) designs, develops, manufactures and markets computer aided detection (CAD) technology for mammography applications and medical film digitizers. The Company considers itself a single reportable business segment. The Company sells its products throughout the world through various distributors, resellers and systems integrators. See Note 9 for geographical and major customer information.

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that were acquired during 2003, Qualia Acquisition Corporation, CADx Systems, Inc. Any material inter-company transactions and balances have been eliminated in consolidation.

(c) Cash Flow Information

For purposes of reporting cash flows, the Company defines cash and cash equivalents as all bank transaction accounts, certificates of deposit, money market funds and deposits, and other money market instruments maturing in less than 90 days, which are unrestricted as to withdrawal.

 iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(d) Financial instruments

The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses, loan payable to related parties, notes payable and other convertible debt approximated fair value as of December 31, 2005 and 2004.

(e) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

(f) Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $1,245,000 and $1,272,000, respectively, for 2005, and raw material and finished goods of approximately $194,000 and $820,000, respectively, for 2004.

(g) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years) or the remaining lease term, whichever is shorter for leasehold improvements.

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

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

For the years ended December 31,

	2005	2004	Weighted Average Useful Life
Gross carrying amount:
Patents	$390,624	$390,624	5 years
Technology	6,160,822	6,160,822	10 years
Trade name	248,000	248,000	10 years
Distribution agreements	867,000	867,000	2-3 years
Total amortizable intangible assets	$7,666,446	$7,666,446

Accumulated amortization
Patent	166,105	87,980
Technology	1,812,814	1,196,732
Trade name	49,600	24,800
Distribution agreements	666,667	333,333
Total Accumulated amortization	$2,695,186	$1,642,845
Amortizable intangible assets, net	$4,971,260	$6,023,601

Amortization expense related to intangible assets was approximately $1,052,000, $1,052,000 and $530,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Estimated amortization of the Company’s intangible assets for the next five fiscal years is as follows:

Estimated amortization expense For the years ended December 31:
2006	$909,000
2007	699,000
2008	699,000
2009	641,000
2010	641,000

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(h) Long Lived Assets (continued)

In the third quarter of 2003, the Company recorded a write-off of $1,443,628 for the remaining asset, net of accumulated amortization, attributable to its distribution agreement with Instrumentarium Imaging, Inc. (“Instrumentarium”), which the Company assumed as part of the ISSI acquisition. This write-off came after assessing the performance of Instrumentarium under the distribution agreement, and in light of the Company’s implementation of alternative distribution channels. This charge is included in 2003 general and administrative expenses.

(i) Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for acquired goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are no longer amortized and are tested for impairment at least annually.

Goodwill arose in connection with the ISSI acquisition in June 2002 and with CADx at December 31, 2003. See Note 2.

(j) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9 "Modification of SOP 97-2 with Respect to Certain Transactions", and Staff Accounting Bulletin 104, "Revenue Recognition in Financial Statements" ("SAB 104").  In general the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

The Company defers revenue for extended service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts."  The Company provides for estimated warranty costs on original product warranties at the time of sale.

(k) Cost of Sales

Cost of sales consists of the costs of products purchased for resale, acquired technology, any associated inbound and outbound freight and duty, any costs associated with manufacturing, warehousing, material movement and inspection, and depreciation and amortization of capitalized equipment.

(l) Warranty Costs

The Company's products are generally under warranty against defects in material and workmanship from a 90 day to 2 year period, depending on the product. The Company established a warranty reserve in the amount of $150,000 in 2005 and 2004.

Warranty provisions and claims for the years ended December 31, 2005 and 2004, were as follows:

	2005	2004
Beginning balance	$150,000	$100,000
Warranty provision	295,419	252,178
Usage	295,419	202,178
Ending balance	$150,000	$150,000

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(m) Engineering and Product Development Costs

These costs relate to research and development efforts which are expensed as incurred.

(n) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $790,000, $620,000 and $250,000, respectively.

(o) Net Loss Per Common Share

The Company follows SFAS No. 128, “Earnings per Share”, which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. Conversion of the subordinated debentures and other convertible debt and preferred stock and assumed exercise of options and warrants are not included in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. The following table summarizes the common stock equivalent of securities that were outstanding as of December 31, 2005, 2004 and 2003, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

	2005	2004	2003
Stock options	4,249,763	3,914,511	3,688,551
Stock warrants	1,003,311	1,010,311	124,200
Convertible Revolving Promissory Note	256,410	54,557	1,261,136
Convertible Series A Preferred Stock	515,000	615,000	615,000
Convertible Series B Preferred Stock	612,000	642,500	642,500

(p) Income Taxes

The Company follows the liability method under SFAS No. 109, “Accounting for Income Taxes”. The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(q) Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company is required to adopt the provisions of FAS123R as of the beginning of its first fiscal quarter of 2006. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment. The Company has not yet determined the method of adoption or the effect of adopting SFAS123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro-forma disclosures under SFAS123. The Company expects that the adoption of SFAS123R will have a material impact on the Company's consolidated results of operations and earnings per share.

Currently and until the adoption of FAS 123R, the Company follows the provisions of FAS 123. The provisions of FAS 123 allow companies to either expense the estimated fair value of its employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of its employee stock options been expensed.

Under APB Opinion No. 25, when the number of shares and exercise price of the Company’s employee stock options are fixed and the exercise price equals the market price of the underlying stock on the date of grant, no compensation cost is recognized provided vesting is based solely on the passage of time.

In December 2005, the Company’s Board of Directors approved accelerating the vesting of unvested, “out-of-the-money” stock options to purchase approximately 836,000 shares of the Company’s common stock awarded to employees, officers and directors under its stock option plans. The accelerated options have exercise prices ranging from $1.64 to $5.28 and a weighted average exercise price of $3.93. The acceleration was unconditional to the employees, officers and directors and was applied to all outstanding, unvested options priced above the closing price of iCAD’s common stock on December 30, 2005. Approximately $1,362,000 of the 2005 pro forma expense listed below relates to options included in this acceleration group.

The primary purpose of the accelerated vesting is to enable the Company to avoid recognizing future compensation expense associated with the accelerated stock options upon the planned adoption of FAS 123R in 2006.

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(q) Stock-Based Compensation

	2005	2004	2003
Net loss available to common stockholders as reported	$(4,880,218)	$(961,263)	$(8,342,666)

Deduct: Total stock-based employee compensation determined under fair value method for all awards	$(3,076,105)	$(439,458)	$(204,455)
Pro forma net loss	$(7,956,323)	$(1,400,721)	$(8,547,121)

Basic and diluted loss per share
As reported	$(0.13)	$(0.03)	$(0.31)
Pro forma	$(0.22)	$(0.04)	$(0.32)

In computing this pro-forma amount, the Company has used the Black-Scholes pricing model with the following weighted-average assumptions for grants in 2005: no dividends paid on common shares; expected volatility of 78.8%; risk-free interest rates of 3.69%, 3.91%, 4.03%, 4.18%, and 4.39%; and expected lives of 5 years. The weighted-average assumptions used for grants in 2004 were: no dividends paid on common shares; expected volatility of 78.9%; risk-free interest rates of 2.89%, 3.03%, 3.10%, 3.25%, 3.26% and 3.72%; and expected lives of 3 to 4 years. The weighted-average assumptions used for grants in 2003 were: no dividends paid on common shares; expected volatility of 80.8%; risk-free interest rates of 2.34%, 2.60%, 2.63%, 2.91%, 3.06% and 3.34%; and expected lives of 4 and 5 years.

The weighted average grant-date fair value per share of options granted during the year was $1.65 for 2005, $2.59 for 2004 and $1.25 for 2003.

(r) Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (SFAS 123R), which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuers first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(r) Recently Issued Accounting Standards (continued)

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro-forma disclosures under SFAS123.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154’) which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(2)	Acquisitions

Acquisition of CADx

On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc. (“Qualia”). This merger brings together two of the three companies approved by the FDA to market computer aided detection of breast cancer solutions in the United States. To complete the merger, iCAD issued a total of 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company’s Common Stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 to purchase Qualia shares that were owned by two institutional investors. The acquisition was accounted for as a purchase on December 31, 2003, and accordingly, the operations of CADx are included in the consolidated financial statements commencing on January 1, 2004. The purchase price has been allocated to net assets acquired based upon an independent appraisal of their fair values.

Following is a summary of the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Current assets	$4,791,693
Property and equipment	850,241
Identifiable intangible assets	3,694,000
Goodwill	26,099,562
Current liabilities	(3,878,811)
Purchase price	$31,556,685

The unaudited proforma operating results for the Company, assuming the acquisition of CADx occurred as of January 1, 2003, are as follows:

Year ended December 31,	2003
Sales	$16,219,443
Loss from operations	$(14,553,691)
Net loss	$(15,087,642)
Net loss per share:
Basic and diluted	$(0.57)

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(3)	Restructuring Charges

Closure of Tampa Office

During the first quarter of 2004, the Company took action following its merger with CADx to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in non-recurring engineering severance benefits and office closure expenses with approximately $180,000 due under the non-cancelable operating lease for the facility. The total charge is included in engineering and product development costs in the accompanying 2004 consolidated statement of operations. As of December 31, 2005 approximately $174,000 of severance and closing costs were paid and charged against the liability and approximately $81,000 will be recovered through a sublease arrangement negotiated in June 2005. Accordingly, the Company reduced the accrual by approximately $81,000 in 2005, which was recorded as a reduction of rent expense. The remaining facility closing cost accrued as of December 31, 2005 was approximately $25,000 and expected payments net of sublease payments of $16,000, and $9,000 are due in 2006, and 2007, respectively.

(4)	Related Party Transactions

Convertible Loan Payable to Principal Stockholder

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires March 31, 2007, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1% (8.25% at December 31, 2005). Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the outstanding closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion.

In December 2004 the Company repaid Mr. Howard $3,330,000 pursuant to the Loan Agreement. During the fourth quarter of 2005, based on a previous agreement from Mr. Howard to reduce the interest rate pursuant to the Loan Agreement, the Company applied an interest overpayment totaling $41,094 to the principal balance of the loan, which was recorded as a reduction of interest expense in 2005. As of December 31, 2005, $258,906 was owed by the Company to Mr. Howard and the Company had $4,741,094 available for future borrowings under the Loan Agreement.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2005 and 2004:

	2005	2004
Accrued restructuring	$25,505	$140,945
Accrued legal fees	272,380	142,856
Accrued state taxes	125,284	122,020
Accrued salary and related expenses	754,943	555,800
Accrued warranty expense	150,000	150,000
Other accrued expenses	540,624	261,570
	$1,868,736	$1,373,191

(6)	Notes Payable

To complete the acquisition of CADx (see Note 2), the Company executed a secured promissory note in the amount of $4,500,000 to purchase Qualia’s shares, issued in favor of CADx Canada which is payable in quarterly installments over a 3 year period commencing April 2004 and bears interest at the rate per annum equal to the greater of (i) 6.25% or (iii) the prime rate plus 1%, (8.25% at December 31, 2005). The note is secured by the assets of iCAD. Scheduled maturity of the note payable at December 31, 2005 is as follows:

Year ending	Principal
2006	1,500,000
2007	375,000
Total	$1,875,000

(7)	Stockholders’ Equity

(a) Preferred Stock

7% Series A Convertible Preferred Stock. On December 22, 1999 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The number of shares initially constituting the Series A Preferred Stock was 10,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series A Preferred Stock. The holders of the shares of Series A Preferred Stock vote

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Stockholders’ Equity (continued)

(a) Preferred Stock (continued)

together with the Common Stock as a single class on all actions to be voted on by the stockholders of the Company. Each share of Series A Preferred Stock entitle the holder thereof to such number of votes per share on each such action as shall equal the number of whole shares of Common Stock into which each share of Series A Preferred Stock is then convertible. The holders are entitled to notice of any stockholder’s meeting in accordance with the By-Laws of the Company. Each share of Series A Preferred Stock is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series A Preferred Stock being converted by $1.00 (the “Conversion Rate”). The Conversion Rate is subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series A Preferred Stock by paying cash equal to $100 per share together with any accrued and unpaid dividends (the “Redemption Price”). The Redemption Price is subject to appropriate adjustment by the Board of Directors of similar division of shares of Series A Preferred Stock or reverse split or similar combination of the Series A Preferred Stock. In the event the Company liquidates, dissolves or winds up, no distribution will made to the holders of shares of Common Stock unless, prior thereto the holders of shares of Series A Preferred Stock have received $100 per share (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series A Preferred Stock, in preference to the holders of shares of Common Stock, are entitled to receive cumulative dividends of $7.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series A Preferred. Dividends are payable annually, in arrears, on the last day of December in each year.

In March 2005, 1,000 shares of the Company’s 7% Series A Preferred Stock were converted by unrelated parties into 100,000 shares of the Company’s Common Stock. As of December 31, 2005 and 2004 the Company had 5,150 and 6,150 shares, respectively, of its 7% Series A Preferred Stock issued and outstanding, with an aggregate liquidation value of $515,000 and $615,000, respectively. The Company has reserved 515,000 shares of common stock issuable upon conversion of the Convertible Series A Preferred Stock.

7% Series B Convertible Preferred Stock. On October 19, 2000 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The number of shares initially constituting the Series B Preferred Stock was 2,000, par value $.01 per share, which may be decreased (but not

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Stockholders’ Equity (continued)

(a) Preferred Stock (continued)

increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series B Preferred Stock. The holders of the shares of Series B Preferred Stock have no voting rights other than is required by law. Each share of Series B Preferred Stock is convertible into that number of shares of Common Stock determined by dividing the aggregate liquidation preference of the number of shares of Series B Preferred Stock being converted by $2.00 (the “Conversion Rate”). The Conversion Rate is subject to appropriate adjustment by stock split, dividend or similar division of the Common Stock or reverse split or similar combinations of the Common Stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series B Preferred Stock by paying cash equal to $1,000 per share together with any accrued and unpaid dividends (the “Redemption Price”). The Redemption Price is subject to appropriate adjustment by the Board of Directors of similar division of shares of Series B Preferred Stock or reverse split or similar combination of the Series B Preferred Stock. In the event the Company liquidates, dissolves or winds up, no distribution will be made to the holders of shares of Common Stock unless, prior thereto, the holders of shares of Series B Preferred Stock have received $1,000 per share (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series B Preferred Stock, in preference to the holders of shares of Common Stock, are entitled to receive cumulative dividends of $70.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series B Preferred. Dividends are payable annually, in arrears, on the last day of December in each year.

In October 2000 the Company sold, in private transactions, a total of 1,400 shares of its 7% Series B Preferred Stock at $1,000 per share, consisting of 1,350 shares to unrelated parties, and 50 shares to Mr. W. Scott Parr, CEO of the Company,  for gross proceeds of $1,400,000. The 1,400 shares of 7% Series B Preferred Stock were issued with a conversion price below the Company’s Common Stock quoted value and as a result accreted dividends of $996,283 were recorded and included in the net loss per share calculation for the year ended December 31, 2000. In 2003, 115 shares of the Company’s Series B Preferred Stock were converted by unrelated parties into 57,500 shares of the Company’s Common Stock. In March 2005, 61 shares of the Company’s Series B Preferred Stock were converted by unrelated parties into 30,500 shares of the Company’s Common Stock. As of December 31, 2005 and 2004 the Company’s had 1,224 and 1,285 shares, respectively, of its 7% Series B Preferred Stock issued and outstanding, with an aggregate liquidation value of $1,224,000 and $1,285,000, respectively. The Company has reserved 612,000 shares of common stock issuable upon conversion of the Convertible Series B Preferred Stock.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Stockholders’ Equity (continued)

(b) Stock Options

The Company has five stock option plans, which are described as follows:

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

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Stockholders’ Equity (continued)

(b) Stock Options (continued)

Intelligent Systems Software 2001 Stock Option Plan.

In connection with iCAD’s acquisition of ISSI in June 2002, iCAD assumed options granted under ISSI’s 2001 Stock Option Plan to purchase 400,000 shares of ISSI’s common stock, which options were converted upon such acquisition into the right to purchase 500,000 shares of iCAD’s common stock in accordance with the terms and conditions set forth in such 2001 Stock Option Plan.

The 2004 Stock Incentive Plan, ("The 2004 Plan").

The 2004 Plan was adopted in June 2004, at the Annual Meeting of Stockholders. The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for incentive options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the 2004 Plan generally vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.

The 2005 Stock Incentive Plan, ("The 2005 Plan").

The 2005 Plan was adopted in June 2005, at the Annual Meeting of Stockholders. The 2005 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 600,000 shares of the Company's common stock of which 598,112 shares are eligible for future grants. The purchase price of each share for which an option is granted shall be at the discretion of the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted shall not be less than the fair market value of the Company's common stock on the date of grant, except for incentive options granted to 10% holders for whom the exercise price shall not be less than 110% of the market price. Incentive options granted under the 2005 Plan generally

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Stockholders’ Equity (continued)

(b) Stock Options (continued)

vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options shall expire five years after the date of grant. Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.

A summary of stock option activity is as follows:

	Option	Price range	Weighted
	Shares	per share	Average
Outstanding, January 1, 2003	3,774,748	$.80-$3.49	$2.04
Granted	911,500	$1.64-$4.91	$2.09
Exercised	(616,640)	$.80-$3.49	$1.40
Forfeited	(381,057)	$.81-$3.49	$2.41
Outstanding, December 31, 2003	3,688,551	$.80-$4.91	$2.12
Granted	1,334,000	$2.59-$5.28	$4.74
Exercised	(593,574)	$.80-$3.49	$1.64
Forfeited	(514,466)	$1.55-$5.28	$2.52
Outstanding, December 31, 2004	3,914,511	$.80-$5.28	$3.04
Granted	1,162,500	$1.06-$3.92	$3.54
Exercised	(293,476)	$.80-$3.49	$1.67
Forfeited	(533,772)	$1.13-$5.28	$4.89
Outstanding, December 31, 2005	4,249,763	$.80-$5.28	$3.04

Exercisable at year-end
2003	2,598,682	$.80-$3.49	$2.19
2004	2,414,182	$.80-$3.49	$2.28
2005	4,161,763	$.80-$5.28	$3.08

Available for future grants
2005	598,112

The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 2005 was 7.2 years.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Stockholders’ Equity (continued)

(b) Stock Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	$.80	$2.20
	to	to
Range of Exercise Prices:	$1.97	$3.49	$5.28
Outstanding options:
Number outstanding at December 31, 2005	1,297,501	2,421,500	530,762
Weighted average remaining contractual life (years)	5.3	7.9	8.1
Weighted average exercise price	$1.32	$3.46	$5.28

Exercisable options:
Number outstanding at December 31, 2005	1,209,501	2,421,500	530,762
Weighted average remaining contractual life (years)	5.0	7.9	8.1
Weighted average exercise price	$1.34	$3.46	$5.28

In December 2005, the Company’s Board of Directors approved accelerating the vesting of unvested, “out-of-the-money” stock options to purchase approximately 836,000 shares of the Company’s common stock awarded to employees, officers and directors under its stock option plans. The accelerated options have exercise prices ranging from $1.64 to $5.28 and a weighted average exercise price of $3.93. The acceleration was unconditional to the employees, officers and directors and was applied to all outstanding, unvested options priced above the closing price of the Company’s common stock on December 30, 2005.

The primary purpose of the accelerated vesting is to enable the Company to avoid recognizing future compensation expense associated with the accelerated stock options upon the planned adoption of FAS 123R in 2006.

(c) Private Placement

On December 24, 2004, the Company sold 1,872,222 shares of its common stock for $4.50 per share in a private placement to institutional investors. The net proceeds to the Company for the 1,872,222 shares sold were approximately $8,325,000. In connection with these transactions the Company issued warrants to purchase 936,111 shares of the Company’s common stock. The warrants are exercisable for a period of five years from the closing of the offering at an exercise price of $5.50 per share.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Stockholders’ Equity (continued)

(c) Private Placement (continued)

In February 2004 a total of 90,000 shares of the Company’s common stock were issued in connection with the additional investment rights which were issued in 2003 (see below). The remaining shares expired unexercised. The net proceeds to the Company for the 90,000 shares sold were approximately $418,000. Ladenburg Thalmann & Co. Inc. served as placement agent for these transactions for which it received compensation in the amount of approximately $404,000 and a five year warrant to purchase 67,200 shares of the Company’s Common Stock at $5.00 per share.

On November 24, 2003, the Company sold 1,260,000 shares of its common stock for $5.00 per share in a private placement to institutional investors. The Company also issued to such investors’ additional investment rights to purchase up to an additional 315,000 shares of its common stock at $5.00 per share. The net proceeds to the Company for the 1,260,000 shares sold were approximately $5,919,000.

(d) Stock Subscription Warrants

In December 2004, in connection with a private placement transaction the Company issued to the investors in the private placement common stock purchase warrant (the “2004 Warrant”) under a Subscription Agreement. The 2004 Warrant entitles the holders to purchase from the Company up to an aggregate of 936,111 shares of the Company’s common stock at $5.50 per share. The 2004 Warrants are exercisable for a period of five years from the closing of the offering and expire on December 15, 2009.

On November 24, 2003 the Company issued a common stock purchase warrant (the “2003 Warrant”) to Ladenburg Thalmann & Co., Inc. (the “Agent”), that served as a placement agent for the private placement transaction. The warrants were issued for placement services, for which the Agent received a five-year warrant. The 2003 Warrant entitles the Agent to purchase from the Company up to 67,200 shares of the Company’s common stock at $5.00 per share. The Agent may exercise the Warrant at any time or from time to time on or prior to November 24, 2008. The Company has reserved 1,003,311 shares of common stock issuable upon exercise of the warrants.

At December 31, 2005 there are warrants to purchase 1,003,311 of the Company’s common stock that are exercisable at the following prices:

Warrants	Exercise Price
67,200	$5.00
936,111	$5.50

No warrants were issued or exercised in 2005.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(8)	Income Taxes

As a result of the 2005, 2004 and 2003 losses, no income tax expense was incurred for these years.

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company has fully reserved the deferred tax asset as there is no guarantee that the asset will be utilized. Deferred tax liabilities (assets) are comprised of the following at December 31:

	2005	2004
Inventory (Section 263A)	$(258,000)	$(72,000)
Inventory reserves	(150,000)	(102,000)
Receivable reserves	(153,000)	(153,000)
Other accruals	(142,000)	(33,000)
Accumulated depreciation/amortization	28,000	243,000
Tax credits	(2,632,000)	(1,998,000)
NOL carry forward	(13,592,000)	(12,983,000)
Net deferred tax asset	(16,899,000)	(15,098,000)
Valuation allowance	$16,899,000	$15,098,000
	$0	$0

As of December 31, 2005, the Company has net operating loss carryforwards totaling approximately $40,000,000 expiring between 2006 and 2025. The amount of the net operating loss carryforwards, which may be utilized in any future period, may be subject to certain limitations based upon changes in the ownership of the Company’s common stock.

In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,632,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2025.

(9) Segment Reporting, Geographical Information and Major Customers

(a) Segment Reporting

The Company follows SFAS No. 131 “Disclosures About Segments of a Business Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(9)	Segment Reporting, Geographical Information and Major Customers (continued)

(a) Segment Reporting (continued)

a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company operated in one segment for all years presented.

(b) Geographic Information

The Company's sales are made to U.S. distributors and dealers, and to foreign distributors of computer and related products. Total export sales were approximately $1,747,000 or 9% of total sales in 2005, $1,331,000 or 6% of total sales in 2004 and $289,000 or 4% of total sales in 2003.

The Company’s principal concentration of export sales was in Europe, which accounted for 55% of the Company’s export sales in 2005, 78% in 2004 and 23% in 2003. Asia accounted for 26% of export sales in 2005 having had no sales in 2004 and 2003. Export sales to Australia decreased to 6% of the Company’s export sales in 2005, compared to 11% in 2004 and 35% in 2003. The balance of the export sales in 2005 was into Bermuda, Jordan, Guam and Canada.

As of December 31, 2005 and 2004 the Company had outstanding receivables of $303,339 and $163,151, respectively, from distributors of its products who are located outside of the United States.

(c) Major Customers

During the year ended December 31, 2005 the Company had sales of $3,725,065 and $2,913,493, or 19% and 15% of sales, to SourceOne Healthcare and General Electric Medical Systems, Inc., respectively. These were the Company’s two major customers in 2005 with accounts receivable balances of $139,816 and $430,360, respectively, due from these customers at December 31, 2005. For the year ended December 31, 2004 the Company had sales of $6,871,412 and $4,983,683, or 29% and 21% of sales, to SourceOne Healthcare and General Electric Medical Systems, Inc., respectively. These were the Company’s two major customers in 2004 with accounts receivable balances of $1,849,791 and $12,090, respectively, due from these customers at December 31, 2004. For the year ended December 31, 2003 the Company had sales of $2,921,535 or 45% of sales, to Instrumentarium Imaging, Inc.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(9)	Segment Reporting, Geographical Information and Major Customers (continued)

(d) Product Information

The Company’s revenues by product line are as follows:

For the year ended December 31,	2005	2004	2003
CAD	$19,297,928	$22,238,699	$4,229,622
Medical imaging	471,894	1,069,763	2,290,684
Total	$19,769,822	$23,308,462	$6,520,306

(10)	Commitments and Contingencies

(a) Lease Obligations

As of December 31, 2005, the Company had three lease obligations related to its facilities. The Company’s principal executive office is located in Nashua, New Hampshire. The facility consists of manufacturing, research and development and office space and is leased by the Company pursuant to a lease which expires December 31, 2006 at an annual rent of approximately $61,000. Additionally, the Company is required to pay utilities and provide insurance.

The Company leased a facility for its software research and development group in Tampa, Florida. The facility consisted of research and development and office space and is leased by the Company pursuant to a lease, which expires July 31, 2007 at an annual rent of approximately $53,000. Additionally, the Company is required to pay utilities and provide insurance. During the first quarter of 2004, the Company took action following its merger with CADx to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with the close of its Tampa facility, in fiscal 2004 the Company accrued approximately $180,000 of expense due under the non-cancelable operating lease for the facility as part of a restructuring charge. In 2005, the Company negotiated a sublease agreement. Accordingly, the Company reduced the accrual by approximately $81,000 in 2005, which was recorded as a reduction of rent expense.

In addition, as a result of its acquisition of CADx on December 31, 2003, the Company leases a facility for its software research and development group located in Beavercreek, Ohio. The facility consists of research and development and office space and is leased by the Company pursuant to a lease which expires December 2010 at a straight-line rate of approximately $445,000 per year. Additionally, the Company is required to pay utilities, common area maintenance, cleaning, security and provide insurance. The lease amount increases annually throughout the life of the lease. The lease may be renewed for two

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(10)	Commitments and Contingencies (continued)

(a) Lease Obligations (continued)

additional terms of five years each. In November 2005, the Company subleased approximately 6,000 square feet of office space at a rate of approximately $73,500 per year through December 2010.

Rental expense for all leases for the years ended December 31, 2005, 2004 and 2003 was $528,681, $781,855 and $125,797, respectively.

Future minimum rental payments due under these agreements and sublease agreements as of December 31, 2005 are approximately as follows:

Fiscal Year	Amount
2006	440,000
2007	381,000
2008	385,000
2009	399,000
2010	413,000
$2,018,000

(b) Litigation

In 2003 the Company was dismissed from a complaint filed against the Company in the United States District Court for the Eastern District of Texas, entitled The Massachusetts Institute of Technology and Electronics for Imaging, Inc. v. Abacus Software Inc. et al. Case No. 501CV344. The Company had no liability in this matter and as a result, general and administrative expenses incurred during the first quarter of 2003 were reduced by the reversal of the accrued settlement cost in the amount of $383,000.

On June 3, 2002, ISSI was sued in United States District Court for the District of Delaware by R2 Technology, Inc. (“R2”), and Shih-Ping Wang. The lawsuit alleged that ISSI’s MammoReader device infringes certain patents owned by the plaintiff. On July 11, 2002, subsequent to the acquisition of ISSI by the Company, the plaintiffs amended their complaint to add the Company and its subsidiary ISSI Acquisition Corp. as additional parties. In July 2003, the Company filed suit in the United States District Court for the District of New Hampshire against R2 for infringement of certain patents licensed by the Company.

On September 8, 2003, the Company announced the settlement of all patent infringement litigation with R2. Under the terms of the settlement, both actions were dismissed with prejudice and the Company was granted a non-exclusive license to the patents named in

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(10)	Commitments and Contingencies (continued)

(b) Litigation (continued)

the suit filed by R2. In connection with the settlement of the suit, the Company agreed to pay R2 an aggregate of $1,250,000, of which $1,000,000 was paid in September 2003, with $250,000 deferred and payable in equal installments on a quarterly basis through December, 2005. In addition, the Company issued to R2 250,954 shares of the Company’s Common Stock valued at $750,000 and has filed a registration statement intended to cover the resale of the shares by R2. The Company also agreed to certain continuing royalties, which are based on the category and configuration of products sold by the Company. Further, the Company granted R2 a partial credit against potential future purchases by R2 of the Company’s digitizers worth up to $2,500,000 over five years to encourage R2 to purchase film digitizers manufactured by the Company. This partial credit is not accounted for in the Company’s financial statements as it was meant to provide a significant purchasing advantage to R2, while maintaining a reasonable profit margin and creating additional economies of scale for the Company. In November 2003, R2 agreed to accept an additional 75,000 shares of the Company’s Common Stock valued at $466,200, in satisfaction of any royalties it otherwise would have been entitled to receive under the settlement agreement. The value of the Company’s Common Stock issued was based upon a per share value of $6.216, equal to the closing price on November 18, 2003, the date of the agreement. These charges are included in general and administrative expenses.

On April 18, 2005, the Company received a letter from R2, advising the Company of R2’s position that the Company’s Second Look® product lines allegedly infringed on US Patents 6,266,435, 6,477,262 and 6,574,357, which are licensed to R2. These patents are continuations in part of the patents already licensed to the Company by R2 under a September 2003 Settlement Agreement that resolved certain patent infringement litigation between the Company and R2 (the “Settlement Agreement”). Under the Settlement Agreement, the rights of R2 to assert subsequent claims of infringement of this nature against the Company are limited, and require reasonably detailed notice, the opportunity for negotiation and binding arbitration as a required alternative to litigation. A three member arbitration panel was named and the Company's patent dispute with R2 , including counterclaims by the Company that R2 infringes on US Patents 6,115,488, 6,556,699 and 6,650,766, which are owned by the Company, proceeded to a hearing before the panel on October 18 and 19, 2005. Post-trial briefing was submitted on February 28, 2006 and a decision from the arbitrators is expected in April 2006. While the Company remains confident that it does not infringe on any valid and enforceable R2 patent, and that R2 has infringed one or more of the Company's patents, the outcome of the arbitration can not be assured, and a negative finding by the arbitrators could have a material and adverse effect on the Company’s business.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(11)	Quarterly Financial Data (unaudited)

				Income (Loss)
				per share
				available
	Net	Gross	Net	to common
2005	sales	profit	income (loss)	stockholders
First quarter	$6,007,607	$4,734,034	$641,929	$0.02
Second quarter	$4,231,104	$3,215,740	$(1,083,662)	$(0.03)
Third quarter	$3,393,804	$2,467,762	$(2,562,831)	$(0.07)
Fourth quarter	$6,170,707	$4,749,629	$(1,726,524)	$(0.05)

2004
First quarter	$5,426,881	$3,597,635	$(1,899,401)	$(0.06)
Second quarter	$5,636,586	$3,975,139	$46,458	$0.00
Third quarter	$5,977,048	$4,359,260	$366,049	$0.01
Fourth quarter	$6,267,947	$4,843,132	$658,631	$0.02

The 2004 totals above are reflective of the Company’s merger with and acquisition of CADx on December 31, 2003. The acquisition expanded the Company’s distribution channels, which contributed to immediate growth in sales, increased gross margin with the addition of sales of higher margin products for digital mammography and expanded the Company’s new product development group. During the first quarter of 2004 the Company reduced its workforce by approximately 36%; closed offices in Tampa, Florida and San Rafael, California; and reduced or eliminated duplication in marketing, administrative and other activities.

In addition, the Company reduced operating expenses from $5.3 million in the first quarter of 2004 to approximately $3.8 million in each of the second and third quarters of 2004, in part through a reduction in personnel from 110 at the beginning of the first quarter of 2004 to approximately 70 at the beginning of the second quarter of 2004.

iCAD, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Col. A	Col. B	Col. C	Col. D		Col. E
	Balance at	Charged to			Balance
	Beginning	Cost and			at end
Description	of Year	Expenses	Deductions		of Year
Year End December 31, 2005:
Allowance for Doubtful Accounts	$450,000	$40,338	$40,338	(1)	$450,000
Inventory Reserve	$300,000	$120,782	$20,782	(2)	$400,000
Warranty Reserve	$150,000	$295,419	$295,419		$150,000
Restructuring Reserve	$140,945	$(34,784)	$80,656		$25,505

Year End December 31, 2004:
Allowance for Doubtful Accounts	$105,000	$187,450	$(157,550	)(1)	$450,000
Inventory Reserve	$115,000	$(64,063)	$(249,063	)(2)	$300,000
Warranty Reserve	$100,000	$252,178	$202,178		$150,000
Restructuring Reserve	$—	$140,945	$—		$140,945

Year End December 31, 2003:
Allowance for Doubtful Accounts	$40,000	$100,134	$35,134	(1)	$105,000
Inventory Reserve	$70,000	$10,572	$(34,428	)(2)	$115,000
Warranty Reserve	$—	$100,000	$—		$100,000

(1) Represents the amount of accounts charged off.
(2) Represents inventory written off and disposed of.