Form 10-Q
period 2006-03-31
ICAD INC
filed 2006-05-10
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-9341

                                          iCAD, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0377419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Townsend West, Suite 17, Nashua, NH	03063
(Address of principal executive offices)	(Zip Code)

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

As of the close of business on May 5, 2006 there were 36,863,386 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	4

	Consolidated Statements of Operations for the three month periods ended March 31, 2006 and 2005 (unaudited)	5

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2006 and 2005 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7-10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 5	Other Information	17

Item 6	Exhibits	17

Signatures		18

iCAD, INC.

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,233,402	$4,604,863
Trade accounts receivable, net of allowance for doubtful
accounts of $463,000 in 2006 and $450,000 in 2005	2,814,555	3,958,392
Inventory	3,097,089	2,517,467
Prepaid and other current assets	274,111	176,133
Total current assets	9,419,157	11,256,855

Property and equipment:
Equipment	3,140,901	3,038,344
Leasehold improvements	120,012	120,012
Furniture and fixtures	149,803	149,803
	3,410,716	3,308,159
Less accumulated depreciation and amortization	1,691,121	1,523,724
Net property and equipment	1,719,595	1,784,435

Other assets:
Patents, net of accumulated amortization	204,988	224,519
Technology intangibles, net of accumulated amortization	4,193,987	4,348,008
Tradename, distribution agreements and other,
net of accumulated amortization	342,450	398,733
Goodwill	43,515,285	43,515,285
Total other assets	48,256,710	48,486,545
Total assets	$59,395,462	$61,527,835

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,546,868	$4,250,574
Accrued interest	55,169	48,167
Accrued salaries and other expenses	1,256,949	1,868,736
Deferred revenue	679,002	499,279
Current maturities of note payable	1,500,000	1,500,000
Total current liabilities	8,037,988	8,166,756

Loans payable to related party	258,906	258,906
Note payable, less current maturities	—	375,000
Total liabilities	8,296,894	8,800,662

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value: authorized
1,000,000 shares; issued and outstanding
6,374 in 2006 and 2005, with an aggregate liquidation value
of $1,739,000 in 2006 and 2005, plus 7% annual dividend	64	64
Common stock, $ .01 par value: authorized
50,000,000 shares; issued 36,931,262 shares in 2006 and
2005; outstanding 36,863,386 shares in 2006 and 2005	369,312	369,312
Additional paid-in capital	130,758,719	130,781,430
Accumulated deficit	(79,079,263)	(77,473,369)
Treasury stock at cost (67,876 common shares)	(950,264)	(950,264)
Total stockholders' equity	51,098,568	52,727,173
Total liabilities and stockholders’ equity	$59,395,462	$61,527,835

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Sales	$4,373,650	$6,007,607
Cost of sales	918,879	1,273,573
Gross margin	3,454,771	4,734,034

Operating expenses:
Engineering and product development	1,319,198	1,016,048
General and administrative	1,749,053	1,222,208
Marketing and sales	1,985,687	1,750,966
Total operating expenses	5,053,938	3,989,222

Income (loss) from operations	(1,599,167)	744,812

Interest expense - net	6,727	32,883

Net income (loss) before provision for income taxes	(1,605,894)	711,929

Provision for income taxes	—	70,000

Net income (loss)	(1,605,894)	641,929

Preferred dividend	30,432	30,432
Net income (loss) attributable to common stockholders	$(1,636,326)	$611,497

Net income (loss) per share:
Basic and Diluted	$(0.04)	$0.02

Weighted average number of shares used in
computing income (loss) per share:
Basic	36,863,386	36,384,185
Diluted	36,863,386	38,754,414

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net income (loss)	$(1,605,894)	$641,929
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
Depreciation	167,397	112,948
Amortization	229,835	263,085
Stock based compensation	7,721	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,143,837	(710,942)
Inventory	(579,622)	(37,265)
Prepaid and other current assets	(97,978)	(38,946)
Accounts payable	296,294	71,205
Accrued interest	7,002	(617,758)
Accrued salaries and other expenses	(642,219)	87,022
Deferred revenue	179,723	(31,731)

Net cash used for operating activities	(893,904)	(260,453)

Cash flows from investing activities:
Additions to property and equipment	(102,557)	(275,241)
Net cash used for investing activities	(102,557)	(275,241)

Cash flows from financing activities:
Issuance of common stock for cash	—	119,265
Payment of note payable	(375,000)	(375,000)
Net cash used for financing activities	(375,000)	(255,735)

Decrease in cash and equivalents	(1,371,461)	(791,429)
Cash and equivalents, beginning of period	4,604,863	8,008,163
Cash and equivalents, end of period	$3,233,402	$7,216,734

Supplemental disclosure of cash flow information:
Interest paid	$37,654	$617,834

Non-cash items from investing and financing activities:
Accrued dividends on convertible preferred stock	$30,432	$30,432

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2006
(1)	Significant Accounting Policies and Basis of Presentation

Reference should be made to iCAD, Inc.'s (“iCAD” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2005 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2006, the results of operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three month periods ended March 31, 2006 and 2005. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006. The results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)	Convertible Loan Payable to Related Party

The Company has a Revolving Loan and Security Agreement (the “Loan Agreement”) with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires March 31, 2007, subject to extension by the parties, with an agreement from Mr. Howard that he will not call in the principal balance of the note any earlier than March 31, 2008. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long-term liability in the Company’s consolidated balance sheet as of March 31, 2006. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1% (8.75% at March 31, 2006). Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. At March 31, 2006, $258,906 was outstanding under the Loan Agreement and $4,741,094 was available for future borrowings.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2006

(3)	Acquisition of Qualia Computing, Inc.

On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc., a privately-held company based in Beavercreek, Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”). To complete the acquisition, iCAD issued 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company’s common stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 at prime interest rate plus 1% (8.75% at March 31, 2006) to purchase Qualia shares that were owned by two institutional investors. The note is payable in quarterly installments of $375,000 plus accrued interest. At March 31, 2006, $1,500,000 was outstanding under the secured promissory note and the entire amount is classified as a short term liability.

(4)	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company adopted the provisions of FAS 123R on January 1, 2006, using the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment.

As a result of adopting the new standard, the stock-based compensation charge, included in general and administration expense during the three months ended March 31, 2006, totaled approximately $7,700. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123R to stock-based compensation for the three months ended March 31, 2005 was as follows:

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2006

(4)	Stock-Based Compensation (continued)

2005
Net income attributable to common
stockholders, as reported	$611,497

Deduct: Total stock-based
employee compensation
determined under the fair value
method for all awards	(415,689)
Pro forma net income	$195,808

Basic and diluted income per share
As reported	$.02
Pro forma	$.01

The Company calculated the fair value of each grant of options at the grant date, using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005: no dividends paid; expected volatility of 80.6%; risk-free interest rate of 3.69, 3.91% and 4.18% and an average expected life of 5 years. The Company did not grant any options during the three month period ended March 31, 2006.

At the beginning of the second quarter of 2006, the Company granted options to purchase 1,175,000 of its common stock to new employees of which approximately 470,000 of the options will be exercisable in 2006. The Company expects that these grants will have a material impact on the Company’s consolidated results of operations and earnings per share in future periods.

(5)	Intellectual Property

On April 18, 2005, the Company received a letter from R2 Technology, Inc. (“R2”), advising the Company of R2’s position that the Company’s Second Look® product lines allegedly infringed on US Patents 6,266,435, 6,477,262 and 6,574,357, which are licensed to R2. A three member arbitration panel was named and the Company's patent dispute with R2, including counterclaims by the Company that R2 infringes on US Patents 6,115,488, 6,556,699 and 6,650,766, which are owned by the Company, proceeded to a hearing before the panel on October 18 and 19, 2005. On April 19, 2006 the panel of arbitrators in the case entitled R2 Technology and Shih-Ping Wang vs. iCAD, Inc. found that the Company did not infringe any patent asserted by R2. The arbitrators also found that R2 did not infringe any of the patents asserted by the Company.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2006

(6)	Subsequent Events

On April 19, 2006, W. Scott Parr resigned as Chief Executive Officer and President of the Company effective May 15, 2006. Mr. Parr will remain as a Director of the Company and was appointed by the Board as its non-executive Vice Chairman. On that same day, the Board of Directors of the Registrant appointed Kenneth M. Ferry as the Company’s President, Chief Executive Officer and a Class I member of the Company’s Board of Directors, also effective May 15, 2006.

The description of Mr. Ferry’s employment agreement was contained in Item 1.01 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 25, 2006.

On April 27, 2006, Hologic, Inc., (“Hologic)” one of the Company’s OEM customers for CAD for digital mammography, and R2, the Company’s principal competitor in the mammography CAD market, announced that Hologic would acquire R2 and that R2 would become a wholly-owned subsidiary of Hologic. It was indicated by both parties that the transaction is subject to a variety of conditions, and it was indicated by Hologic that a closing is anticipated within a few months. The Company believes that this transaction, if completed, will result in substantially all of Hologic’s future mammography CAD orders and business being directed to R2. Sales by the Company to Hologic represented approximately $1.5 million, or 8% of the Company’s sales, in the fiscal year 2005, and approximately $700,000, or 16% of the Company’s sales, in the first quarter of 2006.

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

The Company’s CAD systems include proprietary software technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer manufactured by the Company that utilizes the Company’s proprietary technology and offers what the Company believes is superior performance for the digitization of film based medical images. The Company’s headquarters are located in southern New Hampshire, with contract manufacturing facilities in New Hampshire and Massachusetts.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company adopted the provisions of FAS 123R on January 1, 2006, using the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. This statement establishes standards for and requires the recognition of the cost of employment-related services settled in share-based payment.

In November 2004, the FASB issued SFAS 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” specified in ARB 43. In addition, this Statement requires that allocation of fixed production overhead to the cost of the production be based on normal capacity of the production facilities. This pronouncement became effective for the Company beginning January 1, 2006. The adoption of SFAS 151 by the Company did not have a material impact on the Company’s consolidated financial statements.

Quarter Ended March 31, 2006 compared to Quarter Ended March 31, 2005

Sales. Sales of the Company’s CAD and medical imaging products for the quarter ended March 31, 2006 were $4,373,650, compared with sales of $6,007,607 for the quarter ended March 31, 2005. The Company believes that sales in the first quarter of 2006 were significantly and adversely affected by discussions underway at the time, regarding a potential merger with R2, its principal competitor. The possibility of such a merger required that the Company defer hiring to fill key sales and marketing management positions and caused a significant distraction to its field sales force. In February 2006 the Company’s Board of Directors made the decision to terminate such merger discussions. Since this decision, the Company believes it has made substantial progress in correcting these problems, and has taken action to improve its sales and marketing management and capabilities.

On April 27, 2006, Hologic, one of the Company’s OEM customers for CAD for digital mammography, and R2, the Company’s principal competitor in the mammography CAD market, announced that Hologic would acquire R2 and that R2 would become a wholly-owned subsidiary of Hologic. It was indicated by both parties that the transaction is subject to a variety of conditions, and it was indicated by Hologic that a closing is anticipated within a few months. The Company believes that this transaction, if completed, will result in substantially all of Hologic’s future mammography CAD orders and business being directed to R2. Sales by the Company to Hologic represented approximately $1.5 million, or 8% of the Company’s sales, in 2005, and approximately $700,000, or 16% of the Company’s sales, in the first quarter of 2006.

During the first quarter of 2006, primarily due to customer demand towards more affordable CAD systems, the Company sold more of its lower priced SecondLook® 300 and 200 systems over its higher priced SecondLook 700 systems. The table below presents the number of units and sales attributable to different product and service types for the quarters ended March 31, 2005 and 2006.

Product Type	2005 Q1	2006 Q1
Units
Digital Servers	33	54
Additional Device System Licenses	14	17
Total Digital	47	71

SL700 /500 /400 /402	25	4
SL300/200	33	22
TotalLook	—	7
ClickCAD	18	6
ClickCAD Procedure Keys	9	22

Excludes Radiologists review stations and medical digitizers.

Sales
Digital Servers	1,140,350	1,689,160
Additional Device System Licenses	217,250	274,900
Total Digital	$1,357,600	$1,964,060

SL700 /500 /400 /402	2,054,985	276,860
SL300/200	1,523,785	1,056,782
TotalLook	—	183,505
ClickCAD	111,200	102,500
Viewers / Options	333,362	140,260
Total Analog	$4,023,332	$1,759,907

Digitizers	158,652	—
Supplies & Services	468,023	649,683

Total Sales	$6,007,607	$4,373,650

Gross Margin. Gross margin was 79% of sales for both the three month period ended March 31, 2006 and 2005. The Company’s sales of its higher margin CAD products and continued production economies supported gross margins at comparable levels experienced in 2005. The Company believes that increasing sales of products for digital mammography can contribute to increasing gross margins over time because these products are primarily software in nature and therefore, have lower cost than certain of the Company’s analog products which have higher cost hardware components.

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2006 increased by $303,150, from $1,016,048 in 2005 to $1,319,198 in 2006. The increase in engineering and product development costs was primarily due to software engineering related to pending releases of the Company’s improved breast cancer detection algorithms, and the expansion of the Company’s efforts in product development for computed tomographic applications, especially early detection of colonic polyps.

General and Administrative. General and administrative expenses in the three months ended March 31, 2006 increased by $526,845 from $1,222,208 in 2005 to $1,749,053 in 2006. The increase in general and administrative expenses is primarily due to an increase in legal expenses, totaling approximately $500,000, principally associated with the Company’s recently concluded patent arbitration proceeding with R2, as well as professional and other expenses associated with merger discussions with R2. Excluding these increases in legal and professional expenses, the Company’s general and administrative expenses for the quarter ended March 31, 2006 would have been lower than the preceding year as a result of actions taken by the Company in 2005 to reduce its administrative staff and associated expenses.

Marketing and Sales Expenses. Marketing and sales expenses for the three months ended March 31, 2006 increased by $234,721 from $1,750,966 in 2005 to $1,985,687 in 2006. The increase in marketing and sales expenses primarily results from the actions taken by the Company during the third quarter of 2005 to increase its sales force and improve its advertising and marketing efforts.

Interest Expense. Net interest expense for the three months ended March 31, 2006 decreased from $32,883 in 2005 to $6,727 in 2006. This decrease was primarily due to a decrease in loan balances and the action taken during the fourth quarter of 2005, based on a previous agreement from the Company’s Chairman, Mr. Robert Howard, to reduce the interest rate pursuant to the Loan Agreement to prime rate plus 1% from prime rate plus 2%.

Net Income (Loss). As a result of the foregoing, the Company recorded a net loss of ($1,605,894) or ($0.04) per share for the three month period ended March 31, 2006 on sales of $4,373,650, compared to net income of $641,929 or $0.02 per share from the same period in 2005 on sales of $6,007,607.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to support and sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations and the availability of a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $4,741,094 was available at March 31, 2006. The Loan Agreement expires March 31, 2007, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1%, (8.75% at March 31, 2006). The Company's ability to generate cash adequate to meet its future capital requirements beyond the next 12 months will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

At March 31, 2006 the Company had current assets of $9,419,157, current liabilities of $8,037,988 and working capital of $1,381,169. The ratio of current assets to current liabilities was 1.2:1

Net cash used for operating activities for the three months ended March 31, 2006 was $893,904, compared to $260,453 for the same period in 2005. The cash used for the three months ended March 31, 2006 resulted from the net loss of $1,605,894, increases in inventory of $579,622 and other current assets of $97,978, and a decreased in accrued expenses of $642,219, offset by the decrease in accounts receivable of $1,143,837 and increases in accounts payable, accrued interest and deferred revenue totaling $483,019, plus non-cash depreciation, amortization and stock based compensation of $404,953.

The net cash used for investing activities, which consisted of additions to property and equipment, for the three month period ended March 31, 2006 was $102,557, compared to $275,241 for the comparable period in 2005.

Net cash used for financing activities in the three months ended March 31, 2006 was $375,000 compared to $255,735 for the same period in 2005. The increase in cash used for financing activities during the three months ended March 31, 2006 was due to the absence of common stock issuance in 2006 compared to the same period in 2005.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,758,906	$1,500,000	$258,906	$—	$—
Lease Obligations	$2,256,985	$385,090	$1,385,455	$486,440	$—
Interest Obligation*	$99,069	$99,069	$—	$—	$—
Total Contractual Obligations	$4,114,960	$1,984,159	$1,644,361	$486,440	$—

* Interest based on rate at March 31, 2006 of 8.75%. The Company’s interest obligation relating to its Convertible Revolving Loan Agreement with Mr. Howard, its Chairman, is not included in this table.

Subsequent Events

On April 18, 2005, the Company received a letter from R2, advising the Company of R2’s position that the Company’s Second Look® product lines allegedly infringed on US Patents 6,266,435, 6,477,262 and 6,574,357, which are licensed to R2. A three member arbitration panel was named and the Company's patent dispute with R2, including counterclaims by the Company that R2 infringes on US Patents 6,115,488, 6,556,699 and 6,650,766, which are owned by the Company, proceeded to a hearing before the panel on October 18 and 19, 2005. On April 19, 2006 the panel of arbitrators in the case entitled R2 Technology and Shih-Ping Wang vs. iCAD, Inc. found that the Company did not infringe any patent asserted by R2. The arbitrators also found that R2 did not infringe any of the patents asserted by the Company.

On April 19, 2006, W. Scott Parr resigned as Chief Executive Officer and President of the Company effective May 15, 2006. Mr. Parr will remain as a Director of the Company and was appointed by the Board as its non-executive Vice Chairman. On that same day, the Board of Directors of the Registrant appointed Kenneth M. Ferry as the Company’s President, Chief Executive Officer and a Class I member of the Company’s Board of Directors, also effective May 15, 2006.

On April 27, 2006, Hologic one of the Company’s OEM customers for CAD for digital mammography, and R2, the Company’s principal competitor in the mammography CAD market, announced that Hologic would acquire R2 and that R2 would become a wholly-owned subsidiary of Hologic. It was indicated by both parties that the transaction is subject to a variety of conditions, and it was indicated by Hologic that a closing is anticipated within a few months. The Company believes that this transaction, if completed, will result in substantially all of Hologic’s future mammography CAD orders and business being directed to R2. Sales by the Company to Hologic represented approximately $1.5 million, or 8% of the Company’s sales, in 2005, and approximately $700,000, or 16% of the Company’s sales, in the first quarter of 2006.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2006, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

See Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Intellectual Property for a description of the arbitration between the Company and R2 Technology, Inc.

Item 5. Other Information

On May 9, 2006, Mr. Robert Howard signed an addendum to his Loan Agreement with the Company confirming that he does not intend to call the principal balance of the note, issued pursuant to the Loan Agreement, any earlier than March 31, 2008.

Item 6. Exhibits

Exhibit No.	Description

3	Amended By-Laws

10.1	Addendum No. 18, to the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and the Company dated October 26, 1987.

11	Earnings per Share Calculation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.

(Registrant)

Date: May 10, 2006	By:	/s/ W. Scott Parr
W. Scott Parr
President, Chief Executive Officer,
Director

Date: May 10, 2006	By:	/s/ Annette L. Heroux
Annette L. Heroux
Vice President of Finance,
Chief Financial Officer