Form 10-Q
period 2006-06-30
ICAD INC
filed 2006-08-14
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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

Large Accelerated filer ____	Accelerated filer X	Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ___ NO X .

As of the close of business on August 1, 2006 there were 36,902,885 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	4

	Consolidated Statements of Operations for the three and six month periods ended June 30, 2006 and 2005 (unaudited)	5

	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7-11

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5	Other Information	19

Item 6	Exhibits	19

Signatures		20

iCAD, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,452,580	$4,604,863
Trade accounts receivable, net of allowance for doubtful
accounts of $432,000 in 2006 and $450,000 in 2005	1,599,460	3,958,392
Inventory	3,767,943	2,517,467
Prepaid and other current assets	332,175	176,133
Total current assets	9,152,158	11,256,855

Property and equipment:
Equipment	3,316,331	3,038,344
Leasehold improvements	120,012	120,012
Furniture and fixtures	152,083	149,803
	3,588,426	3,308,159
Less accumulated depreciation and amortization	1,894,736	1,523,724
Net property and equipment	1,693,690	1,784,435

Other assets:
Patents, net of accumulated amortization	185,457	224,519
Technology intangibles, net of accumulated amortization	4,039,967	4,348,008
Tradename, distribution agreements and other,
net of accumulated amortization	286,167	398,733
Goodwill	43,515,285	43,515,285
Total other assets	48,026,876	48,486,545

Total assets	$58,872,724	$61,527,835

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,532,110	$4,250,574
Accrued interest	47,151	48,167
Accrued salaries and other expenses	1,383,948	1,868,736
Deferred revenue	684,311	499,279
Current maturities of note payable	1,125,000	1,500,000
Total current liabilities	6,772,520	8,166,756

Convertible loans payable to related parties	2,758,906	258,906
Note payable, less current maturities	-	375,000
Other long term liabilities	292,800	-
Total liabilities	9,824,226	8,800,662

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $ .01 par value: authorized
1,000,000 shares; issued and outstanding
6,295 in 2006 and 6,374 in 2005, with an aggregate liquidation value of $1,660,000 and $1,739,000 plus 7% annual
dividend, in 2006 and 2005, respectively.	63	64
Common stock, $ .01 par value: authorized
50,000,000 shares; issued 36,970,761 in 2006
and 36,931,261 shares in 2005; outstanding
36,902,885 in 2006 and 36,863,385 shares in 2005	369,707	369,312
Additional paid-in capital	131,266,554	130,781,430
Accumulated deficit	(81,637,562)	(77,473,369)
Treasury stock at cost (67,876 common shares)	(950,264)	(950,264)
Total stockholders' equity	49,048,498	52,727,173

Total liabilities and stockholders' equity	$58,872,724	$61,527,835

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months		Six Months
	June 30,		June 30,
	2006	2005	2006	2005

Sales	$3,869,693	$4,231,104	$8,243,343	$10,238,711
Cost of sales	837,408	1,015,364	1,756,287	2,288,937
Gross margin	3,032,285	3,215,740	6,487,056	7,949,774
Operating expenses:
Engineering and product development	1,265,196	985,408	2,584,394	2,001,456
General and administrative	2,435,385	1,453,152	4,184,438	2,675,360
Marketing and sales	1,869,042	1,846,474	3,854,729	3,597,440
Total operating expenses	5,569,623	4,285,034	10,623,561	8,274,256

Loss from operations	(2,537,338)	(1,069,294)	(4,136,505)	(324,482)

Interest expense - net	20,961	14,368	27,688	47,251

Net loss before provision for income taxes	(2,558,299)	(1,083,662)	(4,164,193)	(371,733)

Provision for income taxes	-	-	-	70,000

Net loss	$(2,558,299)	$(1,083,662)	$(4,164,193)	$(441,733)

Preferred dividend	30,771	30,771	61,203	61,203

Net loss available to common stockholders	$(2,589,070)	$(1,114,433)	$(4,225,396)	$(502,936)

Net loss per share
Basic and Diluted	$(0.07)	$(0.03)	$(0.11)	$(0.01)

Weighted average number of shares used
in computing loss per share
Basic and Diluted	36,879,445	36,616,764	36,871,460	36,501,117

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months	Six Months
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(4,164,193)	$(441,733)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities:
Depreciation	371,012	254,969
Amortization	459,669	526,170
Stock based compensation	546,721	-
Changes in operating assets and liabilities:
Accounts receivable	2,358,932	1,348,097
Inventory	(1,250,476)	(751,360)
Other current assets	(156,042)	(100,375)
Accounts payable	(718,464)	316,980
Accrued interest	(1,016)	(617,616)
Accrued salaries and other expenses	(253,191)	188,698
Deferred revenue	185,032	(20,655)
Total adjustments	1,542,177	1,144,908

Net cash provided by (used for) operating activities	(2,622,016)	703,175

Cash flows from investing activities:
Additions to property and equipment	(280,267)	(447,305)
Net cash used for investing activities	(280,267)	(447,305)

Cash flows from financing activities:
Issuance of common stock for cash	-	423,808
Proceeds from convertible notes payable	2,500,000	-
Payment of note payable	(750,000)	(750,000)
Net cash provided by (used for) financing activities	1,750,000	(326,192)

Decrease in cash and equivalents	(1,152,283)	(70,322)
Cash and equivalents, beginning of period	4,604,863	8,008,163
Cash and equivalents, end of period	$3,452,580	$7,937,841

Supplemental disclosure of cash flow information:
Interest paid	$68,825	$718,551

Non-cash items from investing and financing activities:
Accrued dividends on convertible preferred stock	$61,203	$61,203

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2006

(1) Significant Accounting Policies and Basis of Presentation

Reference should be made to iCAD, Inc.'s (“iCAD” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2005 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006. The results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)  Convertible Loans Payable to Related Parties

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires March 31, 2007, subject to extension by the parties, with an agreement from Mr. Howard that he will not request repayment of the principal balance of the note prior to March 31, 2008. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long term liability in the Company’s consolidated balance sheet as of June 30, 2006. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1% (9.25% at June 30, 2006). Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. Mr. Howard has also agreed that while the Loan Agreement exists, not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options. On June 13, 2006 the Company borrowed $2,000,000 from Mr. Howard pursuant to the Loan Agreement and at June 30, 2006, $2,258,906 was outstanding under the Loan Agreement and $2,741,094 was available for future borrowings.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2006

(2) Convertible Loan Payable to Related Parties (continued)

On June 19, 2006, the Company borrowed $200,000 from the emancipated adult son of its Chairman of the Board (the “Purchaser”) pursuant to a Note Purchase Agreement dated June 19, 2006 and evidenced by a 7% Convertible Promissory Note (“Promissory Note”). The Promissory Note matures on June 19, 2008, subject to the right of the Purchaser or other holder of the Promissory Note to accelerate payment upon the Company filing for or being adjudicated bankrupt or insolvent. The Purchaser or other holder of the Promissory Note may convert the principal and accrued and unpaid interest under the Promissory Note into shares of the Company’s common stock at a price of $1.50 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Purchaser has agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Promissory Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 20, 2006, the Company borrowed $300,000 from its Chief Executive Officer, Mr. Kenneth Ferry, pursuant to a Note Purchase Agreement dated June 19, 2006 and evidenced by a 7% Convertible Promissory Note (“the Note”). The Note matures on June 20, 2008, subject to the right of Mr. Ferry or other holder of the Note to accelerate payment upon the Company filing for or being adjudicated bankrupt or insolvent. Mr. Ferry or other holder of the Note may convert the principal and accrued and unpaid interest under the Note into shares of the Company’s common stock at a price of $1.50 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. Mr. Ferry has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2006

(3)  Note Payable

On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc., a privately-held company based in Beavercreek, Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”). To complete the acquisition, iCAD issued 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company’s common stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 at prime interest rate plus 1% (9.25% at June 30, 2006) to purchase Qualia shares that were owned by two institutional investors. The note is payable in quarterly installments of $375,000 plus accrued interest. At June 30, 2006, $1,125,000 was outstanding under the secured promissory note and the entire amount is classified as a short term liability.

(4) Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as provided by SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and accordingly, recognized no compensation expense related to the stock-based plans as stock options exercise prices granted to employees and directors were equal to the fair market value of the underlying stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first six months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three and six month periods ended June 30, 2006, the Company recorded $539,000 and $546,721, respectively, for share-based compensation cost in accordance with SFAS 123R.  Included in the stock based compensation charge recorded in the three month period ended June 30, 2006 is approximately $258,000 relating to modified outstanding stock options of the Company's former Chief Executive Officer.  As of June 30, 2006, there was approximately $957,000 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 3 years.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2006

(4) Stock-Based Compensation (continued)

The Company issued 1,480,000 options in the fiscal 2006 period all of which were issued in the second quarter of 2006.  The options granted during the second quarter of 2006 had a weighted average exercise price of $1.62.  The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $0.76 and was estimated on the grant date using the Black-Scholes and Lattice option-pricing models with the following weighted average assumptions: expected volatility of 62%, expected term of 3.5 years, risk-free interest rate of 4.91%, and expected dividend yield of 0%. Expected volatility is based on an average of the historical volatility of the Company’s stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R in fiscal 2005:

	Three Months	Six Months
	June 30,	June 30,
	2005	2005
Net loss attributable to common stockholders, as reported	$(1,114,433)	$(502,936)

Deduct: Total stock-based employee compensation determined under fair value method for all awards	(413,433)	(829,123)
Pro forma net loss	$(1,527,866)	$(1,332,059)

Basic and diluted loss per share
As reported	$(.03)	$(.01)
Pro forma	$(.04)	$(.04)

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2006

(4) Stock-Based Compensation (continued)

For the 2005 periods, the Company calculated the fair value of each grant of options at the grant date, using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005: no dividends paid; expected volatility of 80.6%; risk-free interest rate of 3.69%, 3.91% and 4.18% and an average expected life of 5 years.

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

In connection with the adoption of SFAS 123R as of the beginning of the first quarter of 2006, the Company added “Stock Based Compensation” as a critical accounting policy.

Stock Based Compensation
The Company maintains stock-based incentive plans, under which it provides stock incentives to employees and directors. The Company grants options to employees and directors to purchase common stock at an option price equal to the market value of the stock at the date of grant.  Prior to the effective date of SFAS 123R, the Company applied APB 25, and related interpretations, for its stock option grants. APB 25 provides that the compensation expense relative to its stock options is measured based on the intrinsic value of the stock option at date of grant.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. The Company used the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS 123R. Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations for the fiscal 2006 periods.

Quarter Ended June 30, 2006 compared to Quarter Ended June 30, 2005 and Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Sales. Sales of the Company’s CAD and medical imaging products for the three and six month periods ended June 30, 2006 were $3,869,693 and $8,243,343, respectively, compared with sales of CAD and medical imaging products for the three and six month periods ended June 30, 2005 of $4,231,104 and $10,238,711. The sales decrease in the second quarter of 2006 was primarily due to the decline of the Company’s analog CAD business which saw a decrease of $1,097,265, or 44% compared to sales in the same period in 2005, reflecting a change in the overall mammography business which is rapidly adopting digital technology.

Sales of iCAD’s digital solutions increased 43% in the second quarter of 2006 compared to the same quarter of 2005. Additionally, sales of the Company’s TotalLook® product, which digitizes prior mammography films for comparison with digital images, have grown 100% since its introduction in Q4 of 2005 and increased 77% over Q1 of 2006. Service revenues increased in excess of 100% in the second quarter of 2006 compared with the same quarter in 2005.

During the second quarter 2006, Hologic, Inc., one of the Company’s OEM customers for CAD for digital mammography, and R2, the Company’s principal competitor in the mammography CAD market, announced that Hologic acquired R2. The Company believes that this transaction will result in substantially all of Hologic’s future mammography CAD orders and business being directed to R2. Sales by the Company to Hologic represented approximately $1.5 million, or 8% of the Company’s sales, in the fiscal year 2005, and approximately $1,400,000, or 17% of the Company’s sales in the first two quarters of 2006.

Gross Margin. Gross margin increased to 78% of sales for the three month period ended June 30, 2006 compared to 76% in the same period in 2005. Gross margin for the six month period ended June 30, 2006 was 79% of sales compared to 78% in the same period in 2005. The Company’s sales of its higher margin CAD products and continued production economies supported gross margins at comparable levels experienced in 2005. The Company believes that increasing sales of products for digital mammography can contribute to increasing gross margins over time because these products are primarily software in nature and therefore, have lower cost than certain of the Company’s analog products which have higher cost hardware components.

Engineering and Product Development. Engineering and product development costs for the three and six month periods ended June 30, 2006 increased by $279,788 and $582,938, respectively, from $985,408 and $2,001,456, respectively, in 2005 to $1,265,196 and $2,584,394 in 2006. The increase in engineering and product development costs was primarily due to software engineering related to the Company’s breast cancer detection algorithms, and the expansion of the Company’s efforts in product development for computed tomographic applications, especially early detection of colonic polyps. In addition, approximately $100,000, relating to severance and recruiting costs was incurred during the second quarter of 2006.

General and Administrative. General and administrative expenses in the three and six month periods ended June 30, 2006 increased by $982,233 and $1,509,078, respectively, from $1,453,152 and $2,675,360, respectively, in 2005 to $2,435,385 and 4,184,438 in 2006. The increase in general and administrative expenses for the three month period ended June 30, 2006 was due primarily to recruiting costs, severance and related separation costs of approximately $742,000, and share-based compensation of $469,000 due to the impact of SFAS 123R, associated principally with the Company’s transition to new management. The increase in general and administrative expenses for the six month period ended June 30, 2006, also includes legal expenses, totaling approximately $500,000, principally associated with the Company’s concluded patent arbitration proceeding with R2, as well as professional and other expenses associated with merger discussions with R2, which have since been terminated.

Marketing and Sales Expenses. Marketing and sales expenses for the three and six month periods ended June 30, 2006 increased by $22,568 and $257,289, respectively, from $1,846,474 and $3,597,440, respectively, in 2005 to $1,869,042 and $3,854,729 in 2006. The increase in marketing and sales expenses for the six month period ended June 30, 2006, primarily results from the actions taken by the Company during the third quarter of 2005 to increase its sales force and improve its advertising and marketing efforts. In the second quarter of 2006, the marketing and sales expenses include share-based compensation in the amount of $70,000 due to the impact of SFAS 123R. The Company anticipates that marketing and sales expenses will increase over the next two quarters due to investments in marketing and trade show activities in the fourth quarter of 2006.

Interest Expense. Net interest expense for the three month period ended June 30, 2006 increased slightly from $14,368 in 2005 to $20,961 in 2006. This increase is due primarily to the increase in loan balances during the second quarter 2006. Net interest expense for the six month period ended June 30, 2006 decreased from $47,251 in 2005 to $27,688 in 2006. This decrease was primarily due to a decrease in loan balances through the first five months of 2006 compared to the loan balances in the comparable period of 2005. In addition, the decrease resulted for the action taken during the fourth quarter of 2005, based on a previous agreement from the Company’s Chairman, Mr. Robert Howard, to reduce the interest rate pursuant to the Loan Agreement to prime rate plus 1% from prime rate plus 2%.

Net Loss. As a result of the foregoing, the Company recorded a net loss of ($2,558,299) or ($0.07) per share for the three month period ended June 30, 2006 on sales of $3,869,693 compared to a net loss of ($1,083,662) or ($0.03) per share for the same period in 2005 on sales of $4,231,104. The loss for the six months ended June 30, 2006 was ($4,164,193) or ($0.11) per share on sales of $8,243,343 compared with a net loss of ($441,733) or ($0.01) per share on sales of $10,238,711 for the six months ended June 30, 2005.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to support and sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations and the availability of a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $2,741,094 was available at June 30, 2006. The Loan Agreement expires March 31, 2007, subject to extension by the parties. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1%, (9.25% at June 30, 2006). Mr. Howard has also agreed that while the Loan Agreement exists not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options. The Company's ability to generate cash adequate to meet its future capital requirements beyond the next 12 months will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

At June 30, 2006 the Company had current assets of $9,152,158, current liabilities of $6,772,520 and working capital of $2,379,638. The ratio of current assets to current liabilities was 1.3:1

Net cash used for operating activities for the six months ended June 30, 2006 was $2,622,016, compared to net cash provided by operating activities of $703,175 for the same period in 2005. The cash used for the six months ended June 30, 2006 resulted from the net loss of $4,164,193, increases in inventory of $1,250,476 and other current assets of $156,042, and decreases in accounts payable and accrued expenses totaling $972,671 offset by the decrease in accounts receivable of $2,358,932 and an increase in deferred revenue of $185,032, plus non-cash depreciation and amortization of $830,681 and share-based compensation of $546,721.

The net cash used for investing activities, which consisted of additions to property and equipment, for the six month period ended June 30, 2006 was $280,267, compared to $447,305 for the comparable period in 2005.

Net cash provided by financing activities for the six months ended June 30, 2006 was $1,750,000 compared to net cash used for financing activities of $326,192 for the same period in 2005. The increase in cash provided for financing activities during the six months ended June 30, 2006 was due primarily to the proceeds from convertible notes payable in the amount of $2,500,000 offset by the payment of the note payable associated with the CADx acquisition, in the amount of $750,000.

On June 13, 2006, the Company borrowed $2,000,000 from Mr. Howard, pursuant to the Loan Agreement. At June 30, 2006, $2,258,906 was owed by the Company to Mr. Howard pursuant to the Loan Agreement with $2,741,094 available for future borrowings under the Loan Agreement. Notwithstanding the current expiration date of Loan Agreement, Mr. Howard has agreed not to request repayment of the principal amount due to him under the Loan prior to March 31, 2008. Mr. Howard has also agreed that while the Loan Agreement exists not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 19, 2006, the Company borrowed $200,000 from the emancipated adult son of its Chairman of the Board (the “Purchaser”) pursuant to a Note Purchase Agreement dated June 19, 2006 and evidenced by a 7% Convertible Promissory Note (“Promissory Note”). The Promissory Note matures on June 19, 2008, subject to the right of the Purchaser or other holder of the Promissory Note to accelerate payment upon the Company filing for or being adjudicated bankrupt or insolvent. The Purchaser may convert the principal and accrued and unpaid interest under the Promissory Note into shares of the Company’s common stock at a price of $1.50 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends The Purchaser has agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Promissory Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 20, 2006, the Company borrowed $300,000 from its Chief Executive Officer, Mr. Kenneth Ferry, pursuant to a Note Purchase Agreement dated June 19, 2006 and evidenced by a 7% Convertible Promissory Note (“the Note”). The Note matures on June 20, 2008, subject to the right of Mr. Ferry or other holder of the Note to accelerate payment upon the Company filing for or being adjudicated bankrupt or insolvent. Mr. Ferry may convert the principal and accrued and unpaid interest under the Note into shares of the Company’s common stock at a price of $1.50 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends Mr. Ferry has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$3,883,906	$1,125,000	$2,758,906	$-	$-
Lease Obligations	$2,128,621	$256,726	$1,385,455	$486,440	$-
Other Long-Term Obligations	$561,200	$268,400	$292,800	$-	$-
Interest Obligation*	$51,411	$51,411	$-	$-	$-
Total Contractual Obligations	$6,625,138	$1,701,537	$4,437,161	$486,440	$-

* Interest based on rate at June 30, 2006 of 9.25%. The Company’s interest obligation relating to its Convertible Revolving Loan Agreements with Messrs. Howard and Ferry, and Dr. Howard are not included in this table.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial position and results of operations.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2006, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note (5) - Intellectual Property of Notes to Consolidated Financial Statements for a description of the arbitration between the Company and R2 Technology, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a description of the issuance of 7% Convertible Promissory Notes and the increase in the loan amount under the Loan Agreement with Mr. Robert Howard. The foregoing securities were issued in private transactions pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

As previously reported in the Company’s Form 8-K filed with the SEC on April 25, 2006, on April 19, 2006 the Board of Directors agreed to enter into an indemnification agreement with each of the Company’s directors and officers which will provide for the Company to indemnify each of such persons to the fullest extent authorized or permitted by the Delaware General Corporation law. Pursuant to such approval the Company entered into indemnification agreements with each of the Company’s directors and officers.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment agreement dated April 19, 2006 between the Company and Kenneth Ferry.

10.2	Employment agreement dated April 19, 2006 between the Company and Jeffrey Barnes.

10.3	Employment agreement dated April 28, 2006 between the Company and Stacey Stevens.

10.4	Separation agreement dated April 19, 2006 between the Company and W. Scott Parr.

10.5	Note Purchase Agreement between Ken Ferry, the Company’s Chief Executive Officer, and the Company dated June 19, 2006.

10.6	Form of Indemnification Agreement with each of the Company’s directors and officers.

11.	Earnings Per Share Calculation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc. (Registrant)

Date: August 14, 2006	By:	/s/ Kenneth M. Ferry Kenneth M. Ferry President, Chief Executive Officer, Director

Date: August 14, 2006	By:	/s/ Annette L. Heroux Annette L. Heroux Vice President of Finance, Chief Financial Officer