Form 10-Q
period 2006-09-30
ICAD INC
filed 2006-11-09
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:  1-9341

iCAD, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0377419
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4 Townsend West, Suite 17, Nashua, NH	03063
(Address of principal executive offices)	(Zip Code)

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

As of the close of business on November 7, 2006 there were 36,902,885 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

iCAD, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,971,339	$4,604,863
Trade accounts receivable, net of allowance for doubtful
accounts of $426,000 in 2006 and $450,000 in 2005	1,815,300	3,958,392
Inventory	3,767,899	2,517,467
Prepaid and other current assets	338,252	176,133
Total current assets	10,892,790	11,256,855

Property and equipment:
Equipment	3,456,902	3,038,344
Leasehold improvements	120,012	120,012
Furniture and fixtures	163,587	149,803
	3,740,501	3,308,159
Less accumulated depreciation and amortization	2,041,132	1,523,724
Net property and equipment	1,699,369	1,784,435

Other assets:
Patents, net of accumulated amortization	165,925	224,519
Technology intangibles, net of accumulated amortization	3,885,946	4,348,008
Tradename, distribution agreements and other,
net of accumulated amortization	229,883	398,733
Goodwill	43,515,285	43,515,285
Total other assets	47,797,039	48,486,545
Total assets	$60,389,198	$61,527,835

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,872,913	$4,250,574
Accrued interest	111,868	48,167
Accrued salaries and other expenses	1,861,477	1,868,736
Deferred revenue	691,206	499,279
Current maturities of note payable	750,000	1,500,000
Total current liabilities	6,287,464	8,166,756

Convertible revolving loans payable to related party	2,258,906	258,906
Convertible loans payable to related parties	2,500,000	—
Convertible loans payable to non-related parties	941,176	—
Note payable, less current maturities	—	375,000
Other long term liabilities	195,200	—
Total liabilities	12,182,746	8,800,662

Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, $ .01 par value: authorized
1,000,000 shares; issued and outstanding
6,295 in 2006 and 6,374 in 2005, with an aggregate liquidation value of $1,660,000 and $1,739,000 plus 7% annual
dividend, in 2006 and 2005, respectively.	63	64
Common stock, $ .01 par value: authorized
50,000,000 shares; issued 36,970,761 in 2006
and 36,931,261 shares in 2005; outstanding
36,902,885 in 2006 and 36,863,385 shares in 2005	369,707	369,312
Additional paid-in capital	131,518,990	130,781,430
Accumulated deficit	(82,732,044)	(77,473,369)
Treasury stock at cost (67,876 common shares)	(950,264)	(950,264)
Total stockholders' equity	48,206,452	52,727,173
Total liabilities and stockholders' equity	$60,389,198	$61,527,835

See accompanying notes to consolidated financial statements.

iCAD, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months		Nine Months
	September 30,		September 30,
	2006	2005	2006	2005

Sales	$5,038,336	$3,393,804	$13,281,679	$13,632,515
Cost of sales	1,194,174	926,042	2,950,461	3,214,979
Gross margin	3,844,162	2,467,762	10,331,218	10,417,536
Operating expenses:
Engineering and product development	1,266,389	1,406,486	3,850,783	3,407,942
General and administrative	1,391,829	1,841,110	5,576,267	4,516,470
Marketing and sales	2,212,666	1,741,036	6,067,395	5,338,476
Total operating expenses	4,870,884	4,988,632	15,494,445	13,262,888

Loss from operations	(1,026,722)	(2,520,870)	(5,163,227)	(2,845,352)

Interest expense - net	67,760	6,961	95,448	54,212
Net loss before provision for income taxes	(1,094,482)	(2,527,831)	(5,258,675)	(2,899,564)

Provision for income taxes	—	35,000	—	105,000
Net loss	$(1,094,482)	$(2,562,831)	$(5,258,675)	$(3,004,564)

Preferred dividend	26,915	31,109	88,118	92,312
Net loss attributable to common stockholders	$(1,121,397)	$(2,593,940)	$(5,346,793)	$(3,096,876)

Net loss per share
Basic and Diluted	$(0.03)	$(0.07)	$(0.14)	$(0.08)

Weighted average number of shares used
in computing loss per share
Basic and Diluted	36,902,885	36,737,096	36,882,050	36,580,641

See accompanying notes to consolidated financial statements.

iCAD, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months	Nine Months
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(5,258,675)	$(3,004,564)
Adjustments to reconcile net loss
to net cash used for operating activities:
Depreciation	517,408	403,163
Amortization	689,506	789,256
Stock based compensation	767,248	—
Changes in operating assets and liabilities:
Accounts receivable	2,143,092	2,282,128
Inventory	(1,250,432)	(1,398,870)
Other current assets	(162,119)	(114,144)
Accounts payable	(1,377,661)	921,267
Accrued interest	63,701	(617,082)
Accrued salaries and other expenses	99,823	665,692
Deferred revenue	191,927	(123,417)
Total adjustments	1,682,493	2,807,993

Net cash used for operating activities	(3,576,182)	(196,571)

Cash flows from investing activities:
Additions to property and equipment	(432,342)	(725,737)
Net cash used for investing activities	(432,342)	(725,737)

Cash flows from financing activities:
Issuance of common stock for cash	—	515,117
Proceeds from revolving convertible notes payable	2,000,000	—
Proceeds from convertible notes payable from related parties	2,500,000	—
Proceeds from convertible notes payable from non-related parties	1,000,000	—
Payment of note payable	(1,125,000)	(1,125,000)
Net cash provided by (used for) financing activities	4,375,000	(609,883)

Increase (decrease) in cash and equivalents	366,476	(1,532,191)
Cash and equivalents, beginning of period	4,604,863	8,008,163
Cash and equivalents, end of period	$4,971,339	$6,475,972

Supplemental disclosure of cash flow information:
Interest paid	$94,007	$760,022

Non-cash items from investing and financing activities:
Accrued dividends on convertible preferred stock	$88,118	$92,312
Value of beneficial conversion discount	$58,824	$—

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2006

(1)	Significant Accounting Policies and Basis of Presentation

Reference should be made to iCAD, Inc.'s (“iCAD” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006. The results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)	Financing Arrangements

Convertible Revolving Loans Payable to Related Party

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires March 31, 2007, subject to extension by the parties, with an agreement from Mr. Howard that he will not request repayment of the principal balance of the note prior to March 31, 2008. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long term liability in the Company’s consolidated balance sheet as of September 30, 2006. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1% (9.25% at September 30, 2006).

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2006

(2)	Financing Arrangements (continued)

Convertible Revolving Loans Payable to Related Party (continued)

Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. Mr. Howard has also agreed that while the Loan Agreement exists, not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the shares available for issuance, defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options. On June 13, 2006 the Company borrowed $2,000,000 from Mr. Howard pursuant to the Loan Agreement and at September 30, 2006, $2,258,906 was outstanding under the Loan Agreement and $2,741,094 was available for future borrowings.

Convertible Loans Payable to Related Parties

On June 19, 2006, the Company borrowed $200,000 from the emancipated adult son of its Chairman of the Board (the “Purchaser”) pursuant to a Note Purchase Agreement dated June 19, 2006 and evidenced by a 7% Convertible Promissory Note (“Promissory Note”). The Promissory Note matures on June 19, 2008, subject to the right of the Purchaser or other holder of the Promissory Note to accelerate payment upon the Company filing for or being adjudicated bankrupt or insolvent. The Purchaser or other holder of the Promissory Note may convert the principal and accrued and unpaid interest under the Promissory Note into shares of the Company’s common stock at a price of $1.50 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Purchaser has agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Promissory Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance, defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2006

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Related Parties (continued)

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

On September 12 and 14, 2006 the Company borrowed an aggregate of $2,000,000 (the “Loans”) from Directors, Officers and Employees of the Company, including the following: Mr. Robert Howard (as to $1,350,000), Mr. James Harlan (as to $300,000) and Dr. Elliott Sussman (as to $100,000), all of whom are directors of the Company, the emancipated adult son of its Chairman of the Board (as to $100,000), and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux, pursuant to Note Purchase Agreements (“Agreements”) between the Company and each of the investors. The Loans are evidenced by 7.25% Convertible Promissory Notes (“Notes”) issued by the Company in favor of the investors. The Notes mature two years from the date of issue subject to the right of the Company to prepay the Notes and the right of the holders of the Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the Notes may convert the principal and accrued and unpaid interest under the Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2006

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Non-Related Parties

On September 19, 2006 the Company borrowed an aggregate of $1,000,000 (the “loans”) from three accredited outside investors, pursuant to Note Purchase Agreements between the Company and each of the investors. The loans are evidenced by Notes issued by the Company in favor of the non-related parties. The Notes mature two years from the date of issue subject to the right of the Company to prepay the Notes and the right of the holders of the Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the Notes may convert the principal and accrued and unpaid interest under the Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Notes issued on September 19, 2006 in the aggregate principal amount of $1,000,000 were issued with a conversion price below the market price of $1.80 per share and the Company recorded a discount to Note Payables of $58,823 to reflect the beneficial conversion feature which resulted in these loans being recorded on the balance sheet at September 30, 2006 at their face value net of the discount at $941,176.

(3)	Note Payable

On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc., a privately-held company based in Beavercreek, Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”). To complete the acquisition, iCAD issued 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company’s common stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 at prime interest rate plus 1% (9.25% at September 30, 2006) to purchase Qualia shares that were owned by two institutional investors. The note is payable in quarterly installments of $375,000 plus accrued interest. At September 30, 2006, $750,000 was outstanding under the secured promissory note and the entire amount is classified as a short term liability.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2006

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three and nine month periods ended September 30, 2006, the Company recorded $220,527 and $767,248, respectively, for share-based compensation in accordance with SFAS 123R. Included in the stock based compensation charge recorded in the nine month period ended September 30, 2006 is approximately $258,000 relating to modified outstanding stock options of the Company’s former Chief Executive Officer. As of September 30, 2006, there was approximately $1,156,526 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 3 years.

The Company issued 1,985,000 stock options in the nine months ended September 30, 2006 all of which were issued in the second and third quarter of 2006. The options granted during the second and third quarters of 2006 had a weighted average exercise price of $1.65. The weighted average fair value of options granted during the nine months ended September 30, 2006 was $0.78 and was estimated on the grant date using the Black-Scholes and Lattice option-pricing models with the following weighted average assumptions: expected volatility of 62.5%, expected term of 3.5 years, risk-free interest rate of 4.88%,

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2006

(4)	Stock-Based Compensation (continued)

and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107 and other methods. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123 in fiscal 2005:

	Three Months	Nine Months
	September 30,	September 30,
	2005	2005
Net loss attributable to common stockholders, as reported	$(2,593,940)	$(3,096,876)

Deduct: Total stock-based employee compensation determined under fair value method for all awards	(408,859)	(1,237,982)
Pro forma net loss	$(3,002,799)	$(4,334,858)

Basic and diluted loss per share
As reported	$(.07)	$(.08)
Pro forma	$(.08)	$(.12)

For the 2005 periods, the Company calculated the fair value of each grant of options at the grant date, using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005: no dividends paid; expected volatility of 78%; risk-free interest rate of 3.69%, 3.91%, 4.03% and 4.18% and an average expected life of 5 years.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2006

(5)	Legal Proceedings

Intellectual Property. On April 18, 2005, the Company received a letter from R2 Technology, Inc. (“R2”), advising the Company of R2’s position that the Company’s Second Look® product lines allegedly infringed on US Patents 6,266,435, 6,477,262 and 6,574,357, which are licensed to R2. A three member arbitration panel was named and the Company's patent dispute with R2, including counterclaims by the Company that R2 infringes on US Patents 6,115,488, 6,556,699 and 6,650,766, which are owned by the Company, proceeded to a hearing before the panel on October 18 and 19, 2005. On April 19, 2006 the panel of arbitrators in the case entitled R2 Technology and Shih-Ping Wang vs. iCAD, Inc. found that the Company did not infringe any patents asserted by R2. The arbitrators also found that R2 did not infringe any of the patents asserted by the Company.

(6)	Subsequent Event

On August 31, 2006, the Company offered to its employees, members of its Board of Directors and certain consultants of the Company, the opportunity to tender for cancellation, all outstanding options to purchase shares of the Company’s common stock, $0.01 par value, previously granted to them under the iCAD, Inc. 2001 Stock Option Plan, 2002 Stock Option Plan, 2004 Stock Option Plan, the Intelligent Systems Software, Inc. 2001 Stock Option Plan and certain Non-Plan Stock Options that were granted in connection with the Company’s acquisition of Qualia Computing, Inc. and its CADx Systems, Inc. subsidiary, having an exercise price in excess of $2.00 per share in exchange for new options. There were options to purchase 1,692,065 shares of the Company’s common stock outstanding and eligible for tender pursuant to the Offer to Exchange.

Under the option exchange program, participants who tendered their eligible options for exchange were granted new options, some of the key features of which included:

a.	The number of shares of Common Stock subject to new options equal the same number of shares subject to the cancelled eligible options.
b.	The vesting schedule of the cancelled eligible options did not carry over to the new options. Instead, the new options vested immediately.
c.	The exercise price of the new options equal $2.00 per share, subject to adjustment for any stock splits, stock dividends and similar events.
d.	The new options have a term of two years.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2006

(6)	Subsequent Event (continued)

e.	The new options are “non qualified options” and not “incentive stock options”, regardless of whether any of the cancelled eligible options were incentive stock options or non-qualified stock options.
f.
The new options otherwise contain other terms and conditions that are substantially the same as those in the above mentioned stock option plans, as the case may be, that governed the eligible plan options surrendered.

This offer to exchange was conditioned upon stockholder approval of the exchange offer which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on October 20, 2006. Subject to the terms and conditions of the offer, on October 23, 2006, the Company granted new two-year options to purchase a total of 1,159,750 shares of its common stock at $2.07 per share in exchange for the eligible options tendered for exchange.

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

Results of Operations

Overview

 iCAD is a leading provider of Computer-Aided Detection (CAD) solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, upgradeable CAD systems for the high, mid and low volume mammography markets. iCAD's cancer detection systems are used by over one thousand women’s healthcare centers worldwide. Early detection of breast cancer can save lives and often permits less costly, less invasive and less disfiguring cancer treatment options than when the cancer is detected at a later stage. iCAD is the only independent, digital CAD software and integrated digitizer hardware company offering Computer Aided Detection solutions for the early detection of breast cancer.

iCAD’s industry-leading CAD algorithms have been shown to detect up to 72 percent of cancers that were missed on the previous mammogram an average of 15 months earlier. Our advanced pattern recognition technology analyzes images to identify pattern and then uses sophisticated mathematical analysis to mark suspicious areas.

The Company is applying its core competencies in disease detection where there are established or emerging protocols for screening as a standard of care and where it is clinically proven that screening has a significant impact on patient outcomes. CT Colonography is emerging as an alternative imaging procedure for evaluation of the colon. The Company has under development a virtual colonoscopy product for colorectal cancer screening. Colorectal cancer has been shown to be highly preventable with early polyp detection.

The Company’s CAD systems include proprietary software technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer manufactured by the Company that utilizes the Company’s proprietary technology and offers what the Company believes is superior performance for the digitization of film based medical images. The Company’s headquarters are located in southern New Hampshire, with contract manufacturing facilities in New Hampshire and Massachusetts and a research and development facility in Ohio.

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

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. The Company used the Black-Scholes and Lattice option pricing models which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS 123R. Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations for the fiscal 2006 periods.

Quarter Ended September 30, 2006 compared to Quarter Ended September 30, 2005 and Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Revenue. Revenue for the three and nine month periods ended September 30, 2006 were $5,038,336 and $13,281,679, respectively, compared with revenue of $3,393,804 and $13,632,515 for the three and nine month periods ended September 30, 2005. The increase of 48.5% in revenue in the third quarter of 2006, from the same period in 2005 was due primarily to an increase of $1,926,248 or 167.9%, in the digital CAD business to $3,073,620, compared to sales of $1,147,372 in the same period in 2005. This is due to a substantial increase in the market adoption of Full Field Digital Mammography (FFDM) equipment and the associated demand for a CAD solution. In the nine month period ended September 30, 2006, sales of iCAD’s digital solutions increased $3,044,623 or 82.1% to $6,752,195, compared to sales of $3,707,572 in the nine month period in 2005.

This rapid shift in sales to FFDM and the associated CAD technology has contributed to the decline in film based analog technology. Sales of iCAD’s analog products decreased 31.2% in the third quarter of 2006 compared to the third quarter of 2005, and 49.0% or $4,253,294 for the nine month period ended September 30, 2006, compared to the same period of 2005. While the transition to digital technology had a significant positive impact on overall performance, the Company is taking actions intended to improve its future analog business, primarily by developing a stronger and expanded distributor channel focused exclusively on analog products.

Service and supply revenue increased approximately 70.0% and 69.1% in the three and nine month periods of 2006, respectively, to $704,376 and $2,099,547, respectively, compared to $414,284 and $1,241,712, respectively, in the same three and nine month periods in 2005. The increase in the Company’s service revenue is due primarily to focused efforts by the Company to increase its service value to its customers, resulting in an increase in service contract penetration.

	Three months ended September 30,
	2006	2005	Change	% Change
Digital revenue	$3,073,620	$1,147,372	$1,926,248	167.9%
Analog revenue	1,260,340	1,832,148	(571,808)	-31.2%
Service & supply revenue	704,376	414,284	290,092	70.0%
Total revenue	$5,038,336	$3,393,804	$1,644,532	48.5%

	Nine months ended September 30,
	2006	2005	Change	% Change
Digital revenue	$6,752,195	$3,707,572	$3,044,623	82.1%
Analog revenue	4,429,937	8,683,231	(4,253,294)	-49.0%
Service & supply revenue	2,099,547	1,241,712	857,835	69.1%
Total revenue	$13,281,679	$13,632,515	$(350,836)	-2.6%

Gross Margin. Gross margin increased to 76.3% and 77.8%, respectively, for the three and nine month periods ended September 30, 2006 compared to 72.7% and 76.4%, in the same three and nine month periods in 2005. The increase in gross margin is primarily attributable to higher gross margins realized on the Company’s digital products which are primarily software in nature. During the third quarter of 2006 the Company increased its inventory reserve by approximately $263,000 for identified excess and obsolete analog inventory.

Engineering and Product Development. Engineering and product development costs for the three month period ended September 30, 2006 decreased by $140,097 or 10.0%, from $1,406,486 in 2005 to $1,266,389 in 2006. Engineering and product development cost for the nine month period ended September 30, 2006 increased by $442,841 or 13.0%, from $3,407,942 in 2005 to $3,850,783 in 2006. The decrease in engineering and product development cost during the third quarter of 2006 was primarily due to a decrease in hardware engineering costs associated with the completion in 2005, of the development of its Fulcrum digitizer which is a main component in the Company’s analog products. The increase in engineering and product development costs for the nine month period ended September 30, 2006 was primarily due to software engineering enhancements related to the Company’s breast cancer detection algorithms, and the expansion of the Company’s efforts in product development for CT applications, especially the early detection of colonic polyps. In addition, approximately $150,000, relating to severance and recruiting costs was incurred during the second and third quarters of 2006.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2006 decreased by $449,281 or 24.4%, from $1,841,110 in 2005 to $1,391,829 in 2006. General and administrative expenses for the nine month period ended September 30, 2006 increased by $1,059,797 or 23.5%, from $4,516,470 in 2005 to $5,576,267 in 2006. The decreased in general and administrative expense during the third quarter of 2006 was primarily due to a decrease in legal expenses. The Company incurred approximately $574,000 in legal costs during the third quarter of 2005, principally associated with the Company’s patent arbitration proceeding with R2 which was settled in April of 2006. The increase in general and administrative expenses for the nine month period ended September 30, 2006 was due primarily to recruiting and severance expenses of approximately $742,000, and stock-based compensation expense of approximately $605,000 associated principally with the Company’s transition to new management and modification of the outstanding stock options of the Company’s former Chief Executive Officer incurred in the second quarter of 2006 in connection with his Separation Agreement, offset by a reduction in legal costs.

Marketing and Sales. Marketing and sales expense for the three and nine month periods ended September 30, 2006 increased by $471,630 or 27.1% and $728,919 or 13.7%, respectively, from $1,741,036 and $5,338,476, respectively, in 2005 to $2,212,666 and $6,067,395 in 2006. The increase in marketing and sales expense for the three and nine month periods ended September 30, 2006, primarily results from the actions taken by the new Company management to revamp the direct sales model including the hiring of highly experience healthcare sales professionals, develop channel partner and lead generation programs and re-brand and reposition the Company. The increase in marketing and sales expense for the nine month period ended September 30, 2006, also includes stock based compensation expense in the amount of approximately $150,000 due to the impact of SFAS 123R. The Company anticipates that marketing and sales expense will increase in the fourth quarter as we continue to expand our direct and indirect sales coverage, invest in re-branding and repositioning the Company and unveil these re-branding efforts at our largest trade show in the fourth quarter.

Interest Expense. Net interest expense for the three and nine month periods ended September 30, 2006 increased from $6,961 and $54,212, respectively, in 2005 to $67,760 and $95,448,

respectively, in 2006. This increase is due primarily to the increase in loan balances during the second and third quarters of 2006.

Net Loss. As a result of the foregoing and including stock based compensation expense of $220,527, the Company recorded a net loss of ($1,094,482) or ($0.03) per share for the three month period ended September 30, 2006 on revenue of $5,038,336 compared to a net loss of ($2,562,831) or ($0.07) per share for the same period in 2005 on revenue of $3,393,804. The loss for the nine months ended September 30, 2006, including stock based compensation expense of $767,248, was ($5,258,675) or ($0.14) per share on revenue of $13,281,679 compared with a net loss of ($3,004,564) or ($0.08) per share on revenue of $13,632,515 for the nine months ended September 30, 2005.

Backlog. The Company’s product backlog (excluding service and supplies) as of September 30, 2006 totaled approximately $1,401,445 as compared to $940,765 as of June 30, 2006 and $913,975 at December 31, 2005. It is expected that the majority of the backlog at September 30, 2006 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to support and sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations and the availability of a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $2,741,094 was available for borrowing at September 30, 2006. The Loan Agreement expires March 31, 2007, subject to extension by the parties, with an agreement from Mr. Howard that he will not request repayment of the principal balance of the note prior to March 31, 2008. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1%, (9.25% at September 30, 2006). Mr. Howard has also agreed that while the Loan Agreement exists not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options. The Company's ability to generate cash adequate to meet its future capital requirements beyond the next 12 months will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

At September 30, 2006 the Company had current assets of $10,892,790, current liabilities of $6,287,464 and working capital of $4,605,326. The ratio of current assets to current liabilities was 1.7:1

Net cash used for operating activities for the nine months ended September 30, 2006 was $3,576,182, compared to $196,571 for the same period in 2005. The cash used for the nine months ended September 30, 2006 resulted from the net loss of $5,258,675, an increase in inventory of

$1,250,432 and other current assets of $162,119, and a decrease in accounts payable of $1,377,661, offset by a decrease in accounts receivable of $2,143,092 and increases in accrued expenses and deferred revenue totaling $355,451, plus non-cash depreciation and amortization of $1,206,914 and stock based compensation of $767,248.

The net cash used for investing activities, which consisted of additions to property and equipment, for the nine month period ended September 30, 2006 was $432,342, compared to $725,737 for the comparable period in 2005.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $4,375,000, compared to net cash used for financing activities of $609,883 for the same period in 2005. The increase in cash provided for financing activities during the nine months ended September 30, 2006 was due primarily to the proceeds from the issuance of $3,500,000 of Convertible Promissory Notes and the borrowing of $2,000,000 pursuant to the Loan Agreement, offset by payment of the note payable associated with the CADx acquisition, in the amount of $1,125,000.

On June 13, 2006, the Company borrowed $2,000,000 from Mr. Robert Howard, the Chairman of the Company’s Board of Directors, pursuant to the Loan Agreement. At September 30, 2006, $2,258,906 was owed by the Company to Mr. Howard pursuant to the Loan Agreement with $2,741,094 available for future borrowings under the Loan Agreement. Notwithstanding the current expiration date of Loan Agreement, Mr. Howard has agreed not to request repayment of the principal amount due to him under the Loan prior to March 31, 2008. Mr. Howard has also agreed that while the Loan Agreement exists not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 19, 2006, the Company borrowed $200,000 from the emancipated adult son of its Chairman of the Board pursuant to a Note Purchase Agreement dated June 19, 2006 and evidenced by a 7% Convertible Promissory Note. The Promissory Note matures on June 19, 2008, subject to the right of the Purchaser or other holder of the Promissory Note to accelerate payment upon the Company filing for or being adjudicated bankrupt or insolvent. The Purchaser may convert the principal and accrued and unpaid interest under the Promissory Note into shares of the Company’s common stock at a price of $1.50 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends The Purchaser has agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Promissory Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

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

On September 12, 14, and 19, 2006 the Company borrowed an aggregate of $3,000,000 (the “Loans”) from a total of ten accredited investors including the following: Mr. Robert Howard (as to $1,350,000), Mr. James Harlan (as to $300,000) and Dr. Elliott Sussman (as to $100,000), all of whom are directors of the Company, a total of $1,000,000 from three outside investors, the emancipated adult son of its Chairman of the Board (as to $100,000), and $50,000 by each of the following employees and/or executive officers of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux, pursuant to Note Purchase Agreements (“Agreements”) between the Company and each of the investors. The Loans are evidenced by 7.25 % Convertible Promissory Notes (“Notes”) issued by the Company in favor of the investors. The Notes mature two years from the date of issue subject to the right of the Company to prepay the Notes and the right of the holders of the Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the Notes may convert the principal and accrued and unpaid interest under the Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Notes issued on September 19, 2006 in the aggregate principal amount of $1,000,000 were issued with a conversion price below the market price of $1.80 per share and the Company recorded a discount to Note Payables of $58,823 to reflect the beneficial conversion feature which resulted in these loans being recorded on the balance sheet at September 30, 2006 at their face value net of the discount at $941,176.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
Convertible revolving loans payable to related party	$2,258,906	$—	$2,258,906	$—
Convertible loan payable to related parties	$2,500,000	$—	$2,500,000	$—
Convertible loans payable to investors	$941,176	$—	$941,176	$—
Note Payable	$750,000	$750,000	$—	$—
Lease Obligations	$2,032,945	$138,127	$1,408,378	$486,440
Other Long-Term Obligations	$488,000	$292,800	$195,200	$—
Interest Obligation*	$26,229	$26,229	$—	$—
Total Contractual Obligations	$8,997,256	$1,207,156	$7,303,660	$486,440

*
Represents interest under the short term note payable agreement based on the rate at September 30, 2006 of 9.25%. The Company’s interest obligation relating to its Convertible Revolving Loan Agreements are not included in this table.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2006, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment agreement dated September 8, 2006 between the Company and Darlene M. Deptula-Hicks (1)*

10.2	Option Agreement dated September 8, 2006 between the Company and Darlene M. Deptula-Hicks (1)*

10.3	Note Purchase Agreements between certain of the Company’s Directors and Executive Officers and the Company dated September 12 and 14, 2006

10.4	Form of Note Purchase Agreement between certain investors and the Company dated September 19, 2006

10.5	Option Agreement dated April 19, 2006 between the Company and Kenneth Ferry *

10.6	Option Agreement dated April 19, 2006 between the Company and Jeffrey Barnes *

10.7	Option Agreement dated April 28, 2006 between the Company and Stacey Stevens *

11.	Earnings Per Share Calculation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management compensation plan or arrangement.

(1)	Incorporated by reference to the applicable exhibit filed in the Company’s current report on Form 8-K for the event dated September 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:  November 9, 2006
By:  /s/ Kenneth M. Ferry

Kenneth M. Ferry
President, Chief Executive Officer, Director

Date:  November 9, 2006
By:  /s/ Darlene M. Deptula-Hicks

Darlene M.Deptula-Hicks
Executive Vice President of Finance
and Chief Financial Officer, Treasurer