Form 10-K
period 2006-12-31
ICAD INC
filed 2007-03-22
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 1-9341

                                                          iCAD, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0377419
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

98 Spit Brook Road, Suite 100, Nashua, New Hampshire	03062
( Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (603) 882-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes___ No X .

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

Large Accelerated filer ___	Accelerated filer ___	Non-accelerated filer X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes___ No X .

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on June 30, 2006 was $47,420,979. Shares of voting stock held by each officer and director and by each person who, as of  June 30, 2006, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 1, 2007, the registrant had 37,573,507 shares of Common Stock outstanding.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held in 2007 to be filed with the Commission are incorporated by reference into Part III of this report.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (“SEC”). The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Unless the context otherwise requires, the terms “iCAD”, “Company”, “we”, “our” and “us” means iCAD™, Inc. and its consolidated subsidiaries.

PART I

Item 1.  Business.

General

iCAD, Inc. was founded in 1984 as Howtek, Inc. (“Howtek”), a developer, manufacturer and marketer of digitizing systems or scanners which converted printed, photographic and other hard copy images to digital form for use in the graphic arts, photo finishing and medical industries. Howtek began development of its first scanner in 1987, a smaller, easier to use and less costly alternative to traditional scanners at that time. Howtek followed with a series of products continuing to improve the quality of digital imaging while reducing the price and complexity of scanning systems.

In 2001, foreseeing a decline in the graphic arts and photo finishing industries, the Company elected to focus its efforts solely in the medical imaging industry through increased product offerings. This goal was advanced in June 2002 with the Company’s acquisition of Intelligent Systems Software, Inc. (“ISSI”), a privately held company based in Florida offering an approved computer aided detection system (“CAD”) for breast cancer. Subsequently, in December 2003, the Company also acquired Qualia Computing, Inc. (“Qualia”), a privately held company based in Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”), bringing together two of the three companies approved at that time by the United States Food and Drug Administration (“FDA”) to market CAD solutions for breast cancer in the United States.

The Company today is a leader in cancer detection and helping radiologists find more cancers earlier. We are an industry-leading provider of CAD solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. CAD is also reimbursable in the United States under federal and most third-party insurance programs. Since receiving FDA approval for our first breast cancer detection product in January 2002, over fifteen hundred of our CAD systems have been placed in mammography practices worldwide. We are also currently developing a CAD product for use with virtual colonoscopy to improve the detection of polyps.

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

The Company’s headquarters is located in Nashua, New Hampshire, and its principal research and development center is located in Beavercreek, Ohio.

Strategy

The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection. Our focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care. iCAD will pursue select disease states where it is clinically proven that screening has a significant impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high.

We believe that our efforts to develop additional commercially viable CAD products is enhanced by steady advancement of digital imaging. We intend to broaden our extensive CAD capabilities across multiple imaging modalities to develop or enhance products that will help clinicians detect disease earlier, improve outcomes and enhance patient care. We are currently applying our patented detection technology and algorithm platform to other diseases where pattern recognition, artificial intelligence, and image processing will play a pivotal role. For mammography, we are developing CAD solutions for tomosynthesis that assists radiologists in detecting more cancers sooner and also analyze the tremendous volume of data generated by 3-D imaging. For colon cancer imaging, we are augmenting CT Colonography (“CTC”) by improving the detection of polyps and contributing to the acceptance of CTC. We expect to have a commercial product available for marketing in the first half of 2008.

Network connectivity, clinical workflow and patient throughput are critical issues for radiology departments. Healthcare providers are working to stay competitive in a constrained budget healthcare environment. iCAD will continue to provide powerful and flexible Digital Imaging and Communication in Medicine (“DICOM”) connectivity solutions. Seamless integration of CAD with leading image processing systems, review workstations, and Picture Archiving and Communication Systems (“PACS”), from multiple vendors, will remain a focal point of our development efforts to provide simpler and easier integration with existing clinical systems and connectivity benefits that support tele-radiology and remote viewing. We expect to continue to deliver digital technology workflow advantages by improving the efficiencies of key processes, from the ease in which radiologists can read and interpret studies to the speed at which high-priority images are processed through the system.

Based on our analysis of market opportunity and competition, we have accelerated the development of products to support screening for colon cancer. Virtual colonoscopy is a technology that has evolved rapidly in recent years and we believe that the market for virtual colonoscopy will grow given the increased number of recommendations for routine screening procedures for early detection of colon cancer.

During 2006, we have increased our strategic emphasis on development and growth of residual and continuing revenue sources. Fee per period and fee per procedure models have been implemented for the delivery of CAD solutions. We are also pursuing additional revenue sources relating to our service and extended maintenance revenue.

Market and Market Opportunities

CAD systems use sophisticated algorithms to analyze image data and mark suspicious areas in the image that may indicate cancer. The locations of the abnormalities are marked in a manner that allows the reader of the image to reference the same areas in the original mammogram for further review. The intent of CAD is to aid in the detection of potential abnormalities for the radiologist to review. After initially reviewing the case films or images a radiologist reviews the CAD results and can go back to re-examine suspicious areas that warrant a second look before making a final interpretation of the study. The radiologist then determines if a clinically significant abnormality exists and whether further diagnostic evaluation is warranted. CAD is most prevalent as an adjunct to mammography given the documented success of CAD in helping to increase breast cancer detection rates. Other major clinical applications where CAD is of value include breast MRI, chest, lung, and virtual colonoscopy.

Although mammography is the most effective method for early detection of breast cancer, studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. More than half of the cancers missed are due to observational errors. CAD, when used in conjunction with mammography, has been proven to help reduce the risk of these observational errors by as much as 20%. By enabling earlier cancer detection, patient survival rates improve and typically allow for more effective, less invasive, and less costly treatment options. CAD as an adjunct to mammography screening is now reimbursable in the United States under federal and most third party insurance programs. This reimbursement provides economic support for the acquisition of CAD products by women’s healthcare providers. Market growth has also been driven in recent years by the introduction of full field digital mammography (“FFDM”) systems. According to the January 2007 National Electrical Manufacturers Association Forecast Report, the mammography market in the United States is forecasted to exceed $400 million in 2007.

In the United States, approximately 8,800 facilities (with approximately 14,000 mammography systems) are certified to provide mammography screening. Historically, these centers have used conventional film-based medical imaging technologies to capture and analyze breast images. Of the 8,800 certified facilities, approximately 15% have acquired FFDM systems. A FFDM system generates a digital image eliminating film used in conventional mammography. The number of facilities converting to digital mammography systems continues to grow and has been fueled by the results reported from the American College of Radiology Imaging Network’s (ACRIN) Digital Mammographic Imaging Screening Trial (DMIST) in 2005 in the New England Journal of Medicine. The trial showed that there was no difference in accuracy of the two modalities for screening asymptomatic women in general. But for three subgroups of women (which represent over 60% of the population), digital mammography performed better than film-based mammography.

Market Size and Share

The total CAD mammography market in the United States was approximately $100 million in 2006 according to Frost and Sullivan. In 2012, the CAD mammography market in the United States is projected by Frost and Sullivan to reach $333.5 million, growing at a compounded rate of approximately 20.2 percent between 2005 and 2012. We believe iCAD’s share of this mammography CAD market in 2006 was approximately 35% with Hologic/R2 and Kodak making up the remaining share of the market.

New Market Opportunities

Computed Tomography Applications and Colonic Polyp Detection

Computed Tomography (“CT”) is a well-established and widely used imaging technology that has evolved rapidly over the last few years. CT equipment is used to image cross sectional slices of various parts of the human body. When combined, these “slices” provide detailed volumetric representations of the imaged areas. The use of multi-detectors in CT equipment starting with 4 slices and moving to 8, 16, 64 and beyond in just a few years has resulted in vastly improved image quality. The increased number of slices per procedure and greatly increased imaging speeds has expanded the use of CT imaging in both the number of procedures performed as well as the applications for which it is utilized. It was estimated by Frost and Sullivan that over 70 million CT procedures would be performed in 2006 in the United States alone with an installed base of approximately 9,600 machines. While the increased number of cross sectional slices provides important and valuable diagnostic information, it adds to the challenge of managing and interpreting the large volume of data generated. These challenges in CT imaging presents opportunities for automated image analysis and CAD products that the Company believes it is well positioned to develop and promote.

According to the American Cancer Society, colorectal cancer is the fourth most common type of cancer in men and women in the United States. It is also the second leading cause of cancer deaths in spite of being highly preventable with early identification and removal of colorectal polyps. Several techniques including optical colonoscopy, which involves visualizing the inside of the colon with a specialized scope, exist for the early identification of polyps. However, these techniques remain highly under utilized.

CTC, also known as Virtual Colonoscopy, is a relatively new and less invasive technique than traditional colonoscopy for imaging the colon that has gained significant acceptance in recent years. CTC is performed with standard CT imaging of the abdomen while the colon is distended after subjecting the patient to a colon cleansing regimen. Specialized software from third party display workstation and PACS vendors is then used to reconstruct and visualize the internal surface of the colon, and review the CT slices, and CAD is then used to identify potential polyps.

CTC is becoming more readily available and it is beginning to gain health insurance coverage for diagnostic applications and in some limited cases for screening application in the United States. The process of reading a CTC exam is lengthy and tedious as the interpreting physician is often required to traverse the entire length of the colon multiple times. CAD technology can play an important role in improving the accuracy and efficiency of reading CTC cases by automatically identifying potential polyps. The Company is in the process of developing solutions for the detection of polyps in CTC exams. The Company plans initially to deliver its solution to end users through integration with leading vendors who provide image display and visualization technology specifically designed for CTC images. Such vendors include Vital Images, TeraRecon, and Viatronix.

Products and Product Development

Products for Computer Aided Detection (CAD) in Mammography
iCAD actively markets and sells three CAD products for mammography: SecondLook® Digital for digital mammography and, SecondLook 300 and SecondLook 200 for film-based mammography. Each of these products utilizes iCAD’s SecondLook detection algorithm platform. This platform is comprised of patented detection algorithms that analyze features and characteristics of screening and diagnostic mammogram images to recognize and identify areas that may represent cancer. The system provides the radiologist with a “second look” which helps the radiologist detect up to 72% of actionable missed cancers an average of 15 months earlier than screening mammography alone. SecondLook detects and identifies suspicious masses and micro-calcifications utilizing image processing, pattern recognition and artificial intelligence techniques. Knowledge from thousands of mammography images are incorporated in these algorithms enabling the product to distinguish between characteristics of cancerous and normal tissues.

iCAD’s latest SecondLook product was released in the second half of 2006 for use on SecondLook Digital and SecondLook 300 for GE, Hologic, Siemens and IMS Giotto mammography systems. This product delivers the highest SecondLook performance in the Company’s history and provides clinical and workflow enhancements by improving mass detection performance and reducing the number of false positive CAD marks.

In 2006, iCAD initiated development of CAD products for additional digital imaging providers including Agfa, Kodak, Sectra and PlanMed. iCAD also initiated research and development activities to develop the next generation of SecondLook CAD. This next product will provide improved performance and increased ease of use to better support clinical decision making and improve workflow. Developmental work has begun with PACS companies. We are focused on developing new, more efficient ways of integrating CAD into PACS review workstations to create a streamline workflow for mammography and potentially other specialties.

SecondLook Digital
The SecondLook Digital products are used in conjunction with digital mammography imaging systems from leading manufacturers of direct digital and CR equipment - including GE Healthcare, Siemens Medical, Hologic, Inc., and IMS Giotto. In addition, we are awaiting FDA approval for our CAD product for the Fuji system. iCAD has strong development partnerships with leading imaging providers. The algorithms in SecondLook Digital products have been fine-tuned and optimized for each digital imaging provider based upon characteristics of their unique detectors. iCAD is also developing individualized product designs to enable customized CAD functionality unique to the products of each imaging partner.

SecondLook Digital is a computer server residing on a customer’s network that receives patient studies from the imaging modality, performs CAD analysis and sends the CAD results to PACS and review workstations. Workflow and efficiency are critical in digital environments, therefore iCAD has developed flexible, powerful DICOM integration capabilities that enable SecondLook Digital to integrate seamlessly with leading PACS archives and review workstations from multiple providers. iCAD has worked with its partners to ensure CAD results are integrated and easily viewed using each review workstation’s graphical user interface (“GUI”). To further improve efficiency and clinical efficacy, the most urgent or important patient studies can be prioritized and analyzed with CAD first.

SecondLook 300 and SecondLook 200
The SecondLook 300 and SecondLook 200 products are powerful film-based CAD systems combining patented Clinical Information System (“CIS”) digitizer technology with industry-leading cancer detection algorithms. The compact design of these SecondLook systems provides flexibility and convenience to meet constrained space requirements. These systems install quickly on-site and are supported by iCAD’s customer support and service teams. The SecondLook 300 viewer with optional PowerLook and iReveal provides soft-copy reading and touch screen control of the image for fast, precise image assessment. Flexible DICOM integration options enable customized configurations with leading PACS and Radiology Information System (“RIS”) systems.

The SecondLook 200 is a powerful CAD solution providing early, accurate cancer detection for use at smaller facilities with lower case volumes. iCAD’s ClickCAD program offers an alternative fee-per-procedure financing option for SecondLook 200 users, enabling facilities of all sizes to provide the benefits of CAD to their patients.

Products for Converting Mammography Films to Digital Images
The TotalLook™ system converts prior mammography films to digital images delivering the highest resolution digitized images to meet the critical specifications required for conversion of prior films. TotalLook captures all of the detail without image artifacts - for comparative review on a single digital workstation. In moving to one review workstation users experience improvements in workflow, productivity and reduced discomfort associated with switching between a light box and a computer screen to view images.

TotalLook provides a comprehensive film-to-digital solution making it easier for facilities to transition from film to digital mammography. iCAD’s CIS technology provides full image fidelity for the most accurate digitized images, high reliability with no daily maintenance and the fastest scan time for improved throughput. TotalLook’s comprehensive, flexible DICOM connectivity solutions enable seamless integration with PACS and RIS systems, reducing redundant patient data entry. The new intelligent image compression provides excellent image quality while substantially minimizing storage requirements and improving network transmission speed.

Products for Computer Aided Detection of Colonic Polyps
iCAD is currently engaged in the development of a CAD product to support detection of colonic polyps in conjunction with CTC (CT Colonography or Virtual Colonoscopy). CAD for CTC is a natural extension of iCAD’s core competencies in image analysis and image processing. iCAD expects its system will likely be offered in conjunction with third party display workstations and PACS vendors. The Company will begin field testing the product in 2007 and the use of the product within the United States will require FDA approval. Consequently the timing of the commercial release for sale of this proposed product in the United States is uncertain. We believe CTC is a significant market opportunity.

Sales and Marketing

We market our products for digital mammography through our direct regional sales organization as well as through our OEM partners, including GE Healthcare, Siemens Medical, Hologic, Inc. and IMS Giotto. In early 2006, Siemens Medical agreed to distribute our TotalLook solution for comparative reading of film based prior images on digital mammography workstations. In 2006, we also entered into a supplier agreement with Fuji Medical to supply our CAD product for use with Fuji’s Computed Radiography (“CR”) system. We are currently awaiting FDA approval on our Fuji CAD product.

Our analog product line is sold direct through our regional sales managers and through our expanded distributor and manufacturer representative organization. In the later half of 2006 we also introduced a new indirect Channel Partner Marketing Program for our distributors.

In the later half of 2006, we upgraded our domestic sales organization by hiring more experienced healthcare sales professionals with significant track records of success within the diagnostic imaging market. While retaining certain existing sales personnel, we recruited and hired 10 new sales representatives. Additionally, in early 2007 we hired an experienced healthcare sales manager with significant CAD experience to run our European sales and marketing operation based in Europe.

We also continue to make progress in increasing sales made to healthcare providers that are represented by group purchasing organizations or GPOs. In 2006 we streamlined the GPO pricing by bringing pricing in line with the market, we also added new GPO agreements and participated in a group buy with a major GPO.

Our products are marketed on the basis of their clinical superiority and their ability to help radiologists detect more cancers earlier, while seamlessly integrating into the clinical workflow of the radiologist. We made significant marketing investments in 2006, focused on re-branding the Company as a leader in cancer detection. As part of this focused effort, we have developed a new comprehensive, integrated communications plan, a new advertising campaign, a complete re-design of our website, collateral materials, on-line communications, thought leadership activities, and the development of a new tradeshow presence.

Competition

The healthcare industry and the market for diagnostic imaging is highly competitive and characterized by perpetual change and steady evolution of new technologies. Competitors in this market are highly sensitive to the introduction of new products and competitors that can change the market with disruptive solutions. The Company currently faces direct competition in its CAD business from Hologic, Inc. (which acquired R2 Technology in July 2006) and, to the lesser extent, from Kodak, Inc. Other well known medical imaging equipment manufacturers have explored the possibility of introducing their own versions of CAD and comparative reading products into the market, but thus far have not had a significant impact in the market.

The Company also anticipates facing additional competition in the CT Colon solutions market. We expect competition will come from both the traditional imaging CT equipment manufacturers as well as from emerging CAD companies. Siemens Medical, GE Healthcare, and Philips Medical Systems currently offer or are in the process of developing polyp detection products. It is expected that they would offer a colonic polyp detection solution as an advanced feature of their image management and display products typically sold with their CT equipment. Several emerging CAD companies have also introduced solutions for colorectal polyp detection.

We operate in highly competitive and rapidly changing markets that contain competitive products available from nationally and internationally recognized companies. Many of these competitors have significantly greater financial, technical and human resources than iCAD and are well established. In addition, some companies have developed or may develop technologies or products that could compete with the products we manufacture and distribute or that would render our products obsolete or noncompetitive. In addition, our competitors may achieve patent protection, regulatory approval, or product commercialization that would limit our ability to compete with them. These and other competitive pressures could have a material adverse effect on our business.

Manufacturing and Customer and Professional Service

Our products are generally manufactured and assembled for us by a subcontract manufacturer of medical devices. Our manufacturing efforts are generally limited to purchasing and supply chain management, planning/scheduling, manufacturing engineering, quality assurance, inventory control and warehousing. After we ship our product it is usually installed at the customer site by one of our OEM partners. If our personnel install our product, it is as part of our installation services.

Our professional services organization efforts generally include pre-sale product demonstrations, product installation and applications training, product troubleshooting, call center management and dispatch. Our service repair efforts are generally performed at the customer site by third party service organizations or in our repair depot by our technicians.

Government Regulation

The Company is subject to extensive regulation with potentially significant costs for compliance. Our CAD systems are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act. The FDA’s regulations govern, among other things, product development, product testing, product labeling, product storage, pre-market clearance or approval, advertising and promotion, and sales and distribution.

The FDA’s Quality System Regulations require that the Company's manufacturing operations follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The Company is subject to FDA regulations covering labeling regulations, adverse event reporting, and the FDA’s general prohibition against promoting products for unapproved or off-label uses.

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

Additionally, in order to market and sell its CAD products in certain countries outside of the United States, the Company must obtain and maintain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals, and the time required for regulatory review, vary from country to country.

Intellectual Property

We rely primarily on a combination of trade secrets and copyright law, third-party and employee confidentiality agreements, and other protective measures to protect our intellectual property rights pertaining to our products and technologies.

Currently we have 19 issued patents covering our CAD and scanner technologies in the United States, which expire at various times from December 2019 through November 2025. These patents help the Company maintain a proprietary position in these markets. Additionally, we have 23 current patent applications pending domestically and internationally, and we plan to file additional domestic and foreign applications when we believe such protection will benefit the Company. These patent applications relate to current and future uses of iCAD’s CAD and digitizer technologies and products, including CAD for CT colon. In June 2006 we secured a non-exclusive patent license from the National Institute of Health (“NIH”) which relate broadly to CAD in colonography. In February 2003 we secured a patent license to United States, Canadian, and Japanese patents owned by Scanis, Inc., which relate broadly to CAD of breast cancer. Rights to a European patent application covering similar inventions are also included.

We do not own all of the software and other technologies used in our products, but we believe we have all the necessary licenses from third parties for using that technology in our current products.

Sources and Availability of Materials

The Company depends upon a limited number of suppliers and manufacturers for its products, and certain components in its products may be available from a sole or limited number of suppliers. The Company's products are generally either manufactured and assembled for it by a sole manufacturer, by a limited number of manufacturers or assembled by us from supplies we obtains from a limited number of suppliers. Critical components required to manufacture these products, whether by outside manufacturers or directly, may be available from a sole or limited number of component suppliers. The Company generally does not have long-term arrangements with any of its manufacturers or suppliers. The loss of a sole or key manufacturer or supplier would impair the Company's ability to deliver products to customers in a timely manner and would adversely affect the Company's sales and operating results. The Company's business would be harmed if any of its manufacturers or suppliers could not meet the Company's quality and performance specifications and quantity and timing requirements.

Major Customers

During the year ended December 31, 2006 the Company had sales of $4,266,491 and $2,462,225, or 22% and 12% of sales, to GE Healthcare and Hologic, Inc., respectively. These were the Company’s two major customers in 2006 with accounts receivable balances of $946,475 and $18,920, respectively, due from these customers at December 31, 2006. For the years ended December 31, 2005 and 2004 the Company’s two major customers were SourceOne Healthcare and GE Healthcare with sales of $3,725,065 and $2,913,493 or 19% and 15% of sales in 2005 and sales of $6,871,412 and $4,983,683 or 29% and 21% of sales in 2004. The account receivable balances for these two major customers were $139,816 and $430,360, respectively, due at December 31, 2005 and $1,849,791 and $12,090, respectively, due from these customers at December 31, 2004.

Engineering and Product Development

The Company spent $5,260,893, $4,785,092, and $4,832,842 on research and development activities during the years ended December, 2006, 2005 and 2004, respectively. The research and development expenses for 2006 are primarily attributed to the development of the Company’s TotalLook, PowerLook, and algorithm development to support its CAD products and development of the Company’s CAD product for CT Colon.

Employees

At March 1, 2007 the Company had 82 full-time and 9 part-time employees, with 24 involved in sales and marketing, 30 in research and development, 20 in service, technical support and operations functions, and 17 in administrative functions. None of the Company’s employees are represented by labor organizations. We believe our relations with our employees are good.

Backlog

Product backlog at December 31, 2006 was approximately $2,566,000 as compared to approximately $788,000 on the corresponding date in 2005 and $1,401,445 at September 30, 2006. The significant increase in backlog at the end of 2006 compared to the end of 2005 was fueled primarily by the increased demand for our digital CAD products, as our customers accelerate their transition from film-based analog mammography systems to full field digital technology. We expect that the majority of this product backlog will be shipped within the 2007 fiscal year.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Financial Geographic Information

We market our products for digital mammography in the United States through our direct regional sales organization as well as through our OEM partners, including GE Healthcare, Siemens Medical and Hologic, Inc. Outside the United States we market our products for digital mammography generally through our OEM partners, GE Healthcare and Siemens Medical and IMS Giotto. Total export sales were approximately $1,022,000 or 5% of total sales in 2006, $1,747,000 or 9% of total sales in 2005 and $1,331,000 or 6% of total sales in 2004.

The Company’s principal concentration of export sales is in Europe, which accounted for 91% of the Company’s export sales in 2006, 44% of export sales is 2005 and 78% of export sales in 2004. Of these sales 77% in 2006, 47% in 2005 and 71% in 2004 were in France. The balance of the export sales in 2006 were into Bermuda, Canada, Mexico and Australia.

Foreign Regulations

International sales of CAD products are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Obtaining and maintaining foreign regulatory approvals is an expensive and time consuming process. We cannot be certain that we will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which we plan to market our CAD products, and if we fail to receive such approvals, our ability to generate revenue may be significantly diminished.

Product Liability Insurance

The Company believes that it maintains appropriate product liability insurance with respect to our products. We cannot be certain that with respect to our current or future products, such insurance coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities that may actually be incurred.

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

We have incurred significant losses since our inception, much of which were attributable to our former business lines. We incurred a net loss of approximately $6,754,158 during the fiscal year ended December 31, 2006. We may not be able to achieve profitability.

A limited number of customers account for a significant portion of our total revenues. The loss of a principal customer could seriously hurt our business.

Our principal sales distribution channel for our digital products is through our OEM partners who accounted for 52.2% and 31.9% of our total revenue for the years ended December 31, 2006 and 2005, respectively. Our principal distribution channel for our analog products is through our distribution partners who accounted for 33.1% and 59.1% of our total revenue for the years ended December 31, 2006 and 2005, respectively. A limited number of large customers may continue to account for a significant portion of our future revenues. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results.

Our business is dependent upon future market growth and acceptance of digital mammography systems and other digital computer aided detection (CAD) products.

Our future business is substantially dependent on the continued growth in the market for full field digital mammography systems and digital computer aided detection products. The market for these products may not continue to develop or may develop at a slower rate than we anticipate due to a variety of factors, including the large installed base of conventional film-based mammography systems in hospitals and imaging centers, the significant cost associated with the procurement of full field digital mammography systems and CAD products, and the reliance on third party insurance reimbursement~~.~~

Our quarterly operating and financial results and our gross margins are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenues and results of operations may fluctuate as a result of a variety of factors that are outside of our control including, but not limited to, the timing of orders from our OEM partners, our OEM partners ability to manufacture and ship their full field digital mammography systems, our timely receipt by the FDA for the clearance to market our products, our ability to timely engage other OEM partners for the sale of our products, the timing of product enhancements and new product introductions by us or our competitors, the pricing of our products, changes in customers’ budgets, competitive conditions and the possible deferral of revenue under our revenue recognition policies.

We may need additional financing to implement our strategy and expand our business.

We may need additional debt or equity financing beyond any amounts generally available to us to pursue our strategy and increase revenue or to finance our business. Any additional financing that we need may not be available and, if available, may not be available on terms that are acceptable to us. Our failure to obtain any additional financing on a timely basis, or on economically favorable terms, could prevent us from continuing our strategy or from responding to changing business or economic conditions, and could cause us to experience difficulty in withstanding adverse operating results or competing effectively.

Changes in reimbursement procedures by Medicare or other third-party payers may adversely affect our business.

In the United States, Medicare and a number of commercial third-party payers provide reimbursements for the use of CAD in connection with mammography screening and diagnostics. In the future, however, these reimbursements may be unavailable, reduced or inadequate due to changes in applicable legislation or regulations, changes in attitudes toward the use of mammograms for broad screening to detect breast cancer or due to changes in the reimbursement policies of third-party payers. In 2006, the Center for Medicare Services announced an approximately 10% reduction for mammography CAD reimbursement beginning in 2007. We anticipate there is a risk of further reductions. As a result, healthcare providers may be unwilling to purchase our CAD products or any of our future products, which could significantly harm our business, financial condition and operating results.

There is no guaranty that any of the products which we contemplate developing will become eligible for reimbursements or health insurance coverage at favorable rates or even at all or maintain eligibility.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact of the same on our operations or the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting.  We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2006 and will continue to do so for future fiscal periods, Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

Our business is subject to The Health Insurance Portability and Accountability Act of 1996, and changes to or violations of these regulations could negatively impact our revenues.

HIPAA mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the nation’s healthcare system. HIPAA requires the United States Department of Health and Human Services, or DHHS to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment, eligibility and remittance advices, or “transaction standards,” privacy of individually identifiable health information, or “privacy standards,” security of individually identifiable health information, or “security standards,” electronic signatures, as well as unique identifiers for providers, employers, health plans and individuals and enforcement. Final regulations have been issued by DHHS for the privacy standards, certain of the transaction standards and security standards. As a healthcare provider, we are required to comply in our operations with these standards and are subject to significant civil and criminal penalties for failure to do so. In addition, in connection with providing services to customers that also are healthcare providers, we are required to provide satisfactory written assurances to those customers that we will provide those services in accordance with the privacy standards and security standards. HIPAA has and will require significant and costly changes for our Company and others in the healthcare industry. Compliance with the privacy standards became mandatory in April 2003, compliance with the transaction standards became mandatory in October 2003 (although full implementation was delayed with respect to the Medicare program until October 2005), and compliance with the security standards became mandatory in April 2005.

Like other businesses subject to HIPAA regulations, we cannot fully predict the total financial or other impact of these regulations on us. The costs associated with our ongoing compliance could be substantial, which could negatively impact our profitability.

We do not anticipate paying cash dividends on our common stock.

We have not paid cash dividends on our common stock in the past, and we do not intend to do so in the foreseeable future. Any payment of dividends will be in the sole discretion of our Board of Directors.

The markets for many of our products are subject to changing technology.

The markets for many products we sell, are subject to changing technology, new product introductions and product enhancements, and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render our existing products obsolete or result in short product life cycles or our inability to sell our products without offering a significant discount. Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products.

We depend upon a limited number of suppliers and manufacturers for our products, and certain components in our products may be available from a sole or limited number of suppliers.

Our products are generally either manufactured and assembled for us by a sole manufacturer, by a limited number of manufacturers or assembled by us from supplies we obtain from a limited number of suppliers. Critical components required to manufacture our products, whether by outside manufacturers or directly by us, may be available from a sole or limited number of component suppliers. We generally do not have long-term arrangements with any of our manufacturers or suppliers. The loss of a sole or key manufacturer or supplier would impair our ability to deliver products to our customers in a timely manner and would adversely affect our sales and operating results. Our business would be harmed if any of our manufacturers or suppliers could not meet our quality and performance specifications and quantity and delivery requirements.

Provisions in our corporate charter and in Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing stockholders.

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

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a “business combination” with a 15% or greater stockholder~~”~~ for a period of three years from the date such person acquired that status unless appropriate board or stockholder approvals are obtained.

These provisions could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market price. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

The market price of our common stock has been, and may continue to be, volatile which could reduce the market price of our common stock.

The publicly traded shares of our common stock have experienced, and may experience in the future, significant price and volume fluctuations. This market volatility could reduce the market price of our common stock without regard to our operating performance. In addition, the trading price of our common stock could change significantly in response to actual or anticipated variations in our quarterly operating results, announcements by us or our competitors, factors affecting the medical imaging industry generally, changes in national or regional economic conditions, changes in securities analysts' estimates for us or our competitors' or industry's future performance or general market conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.

Our products and manufacturing facilities are subject to extensive regulation with potentially significant costs for compliance.

Our CAD systems for the computer aided detection of breast cancer are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act. In addition, our manufacturing operations are subject to FDA regulation and we are also subject to FDA regulations covering labeling, adverse event reporting, and the FDA’s general prohibition against promoting products for unapproved or off-label uses.

Our failure to fully comply with applicable regulations could result in the issuance of warning letters, non-approvals, suspensions of existing approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution. Moreover, unanticipated changes in existing regulatory requirements or adoption of new requirements could increase our application, operating and compliance burdens and adversely affect our business, financial condition and results of operations.

Sales of our CAD products in certain countries outside of the United States are also subject to extensive regulatory approvals. Obtaining and maintaining foreign regulatory approvals is an expensive and time consuming process. We cannot be certain that we will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which we plan to market our CAD products, and if we fail to receive such approvals, our ability to generate revenue may be significantly diminished.

We may not be able to obtain regulatory approval for any of the other products that we may consider developing.

We have received FDA approvals only for our currently offered CAD products. Before we are able to commercialize any other product, we must obtain regulatory approvals for each indicated use for that product. The process for satisfying these regulatory requirements is lengthy and costly and will require us to comply with complex standards for research and development, testing, manufacturing, quality control, labeling, and promotion of products. We may not be able to obtain FDA or other regulatory approval and market any further products we may develop during the time we anticipate, or at all.

Our products may be recalled even after we have received FDA or other governmental approval or clearance.

If the safety or efficacy of our products is called into question, the FDA and similar governmental authorities in other countries may require us to recall our products, even if our product received approval or clearance by the FDA or a similar governmental body. Such a recall would divert the focus of our management and our financial resources and could materially and adversely affect our reputation with customers and our financial condition and results of operations.

We rely on intellectual property and proprietary rights to maintain our competitive position and may not be able to protect these rights.

We rely heavily on proprietary technology that we protect primarily through licensing arrangements, patents, trade secrets, proprietary know-how and non-disclosure agreements. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether we are an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to us. There can also be no assurance that our trade secrets or non-disclosure agreements will provide meaningful protection of our proprietary information. There can also be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us or that our technology will not infringe upon patents or other rights owned by others.

In addition, in the future, we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation or proceeding could result in significant expense to us and divert the efforts of our management personnel, whether or not such litigation or proceeding is determined in our favor. In addition, to the extent that any of our intellectual property and proprietary rights were ever deemed to violate the proprietary rights of others in any litigation or proceeding or as a result of any claim, we may be prevented from using them, which could cause a termination of our ability to sell our products. Litigation could also result in a judgment or monetary damages being levied against us.

We may be exposed to significant product liability for which we may not be able to procure sufficient insurance coverage.

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical devices. If available at all, product liability insurance for the medical device industry generally is expensive. Our product liability and general liability insurance coverage may not be adequate for us to avoid or limit our liability exposure and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. In any event, extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation and business.

Our future prospects depend on our ability to retain current key employees and attract additional qualified personnel.

Our success depends in large part on the continued service of our executive officers and other key employees. We may not be able to retain the services of our executive officers and other key employees. The loss of executive officers or other key personnel could have a material adverse effect on us.

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

We distribute our products in highly competitive markets.

We operate in highly competitive and rapidly changing markets that contain competitive products available from nationally and internationally recognized companies. Many of these competitors have significantly greater financial, technical and human resources than us and are well established. In addition, some companies have developed or may develop technologies or products that could compete with the products we manufacture and distribute or that would render our products obsolete or noncompetitive. In addition, our competitors may achieve patent protection, regulatory approval, or product commercialization that would limit our ability to compete with them. These and other competitive pressures could have a material adverse effect on our business.

Future sales of shares of our common stock may cause the prevailing market price of our shares to decrease and could harm our ability to raise additional capital.

We have previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, and may become freely tradable. In addition, shares of our common stock issuable upon exercise of our outstanding convertible preferred stock and a substantial portion of the shares of common stock issuable upon conversion of our convertible debt are also eligible for sale under Rule 144. We have also registered shares that are issuable upon the exercise of options and warrants. If holders of options or warrants choose to exercise their purchase rights and sell shares of common stock in the public market, or if holders of currently restricted common stock or common stock issuable upon conversion of our preferred stock or convertible debt choose to sell such shares of common stock in the public market under Rule 144 or otherwise, or attempt to publicly sell such shares all at once or in a short time period, the prevailing market price for our common stock may decline. The sale of shares issued upon the exercise of our securities could also dilute the holdings of our existing stockholders.

Item 1B.   Unresolved Staff Comments

None

Item 2.  Properties

The Company’s executive offices are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, consisting of approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire (the “Premises”). The Lease also provides for annual base rent of $176,256 for the first year (with a one month rent allowance of $14,688 to be applied against the first month’s base rent payment); $187,272 for the second year; $198,288 for the third year; $209,304 for the fourth year and $220,320 for the fifth year. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises. The Company also has the right to extend the term of the Lease for an additional three year period at the then current market rent rate (but not less than the last annual rent paid by the Company).

The Company leases a facility for its research and development group located at 2689 Commons Blvd, Suite 100, Beavercreek, Ohio for approximately $445,000 per year pursuant to a lease which expires in December 2010. The facility consists of approximately 23,000 square feet of research and development. The lease amount increases annually throughout the life of the lease. The lease may be renewed for two additional terms of five years each. In November 2005, the Company subleased approximately 6,000 square feet of office space at an average rate of approximately $94,000 per year through December 2010.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua NH used for manufacturing and warehousing.

If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

Item 3.  Legal Proceedings

The Company is not currently party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on October 20, 2006, the stockholders of the Company entitled to vote at the meeting voted to elect the three individuals named below to serve as Class I directors of the Company and to approve the Company’s option exchange program.

The votes cast by stockholders with respect to the election of Class I directors were as follows:

Names of Nominees	Number of	Number of
Class I	Votes For	Votes Withheld
Kenneth Ferry	34,650,894	736,459
George Farley	34,547,754	839,549
Dr. Herschel Sklaroff	34,632,262	755,041

In addition to the Class I directors elected at the meeting the following directors continued to hold office after the Annual Meeting:

Class II directors (terms expire in 2007): James Harlan, Maha Sallam and Dr. Elliott Sussman.
Class III directors (terms expire in 2008): Robert Howard, Dr. Rachel Brem and W. Scott Parr.
Dr. Sklaroff and Mr. Parr no longer server as directors of the Company

The votes cast by stockholders with respect to the Company’s option exchange program were as follows:

Votes Cast “For” 12,336,189, Votes Cast “Against” 2,826,830, Votes “Abstaining 98,740.

In addition, there were 20,125,544 shares that were not voted with respect to the proposal to approve the option exchange program.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”. The following table sets forth the range of high and low sale prices for each quarterly period during 2006 and 2005.

Fiscal year ended	High	Low
December 31, 2006
First Quarter	$2.05	$1.20
Second Quarter	2.45	1.31
Third Quarter	2.12	1.28
Fourth Quarter	3.38	2.00

Fiscal year ended
December 31, 2005
First Quarter	$4.47	$3.31
Second Quarter	4.51	3.35
Third Quarter	4.10	2.45
Fourth Quarter	2.53	1.01

As of March 1, 2007 there were 266 holders of record of the Company's common stock. In addition, the Company believes that there are in excess of 550 holders of its common stock whose shares are held in “street name”.

The Company has not paid any cash dividends on its common stock to date, and the Company does not expect to pay cash dividends in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant to the Company's Board of Directors. There are no non-statutory restrictions on the Company's present or future ability to pay dividends. The Company currently has two outstanding Series of Preferred Stock that have dividend rights that are senior to holders of common stock.

See Item 12 of this Form 10-K for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2006.

Item 6.   Selected Financial Data.

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements as of and for the years ended December 31, 2006, 2005 and 2004 and the related notes included elsewhere in this report and in our prior reports on Form 10-K. The historical results of operations are not necessarily indicative of future results.

Selected Statement of Operations Data
	Year Ended December 31,
	2006(1)	2005	2004	2003	2002
Sales	$19,721,358	$19,769,822	$23,308,462	$6,520,306	$5,000,184
Gross margin	15,430,540	15,133,765	16,775,166	3,578,643	(161,459)
Total operating expenses	21,869,219	19,888,292	17,042,385	11,662,396	9,208,664
Loss from operations	(6,438,679)	(4,754,527)	(267,219)	(8,083,753)	(9,370,123)
Interest expense - net	199,279	3,961	561,044	114,655	48,167
Net loss	(6,637,958)	(4,758,488)	(828,263)	(8,198,408)	(9,418,290)
Net loss available to common stockholders	(6,754,158)	(4,880,218)	(961,263)	(8,342,666)	(9,566,340)
Net loss per share	(0.18)	(0.13)	(0.03)	(0.31)	(0.46)

Weighted average shares outstanding
basic and diluted	36,911,742	36,627,696	34,057,775	26,958,324	20,928,397

(1) iCAD, Inc. adopted the provision of SFAS 123R, "Share Based Payment", effective Janury 1, 2006, the beginning of fiscal 2006. As a result, the results of operations for fiscal 2006 included incremental share-based payments over what would have been recorded had the Company continued to account for share-based compensensation under APB No. 25 "Accounting for Stock Issued to Employees". See Note 6 of the Notes to Consolidated Financial Statements.

Selected Balance Sheet Data
	As of December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$3,623,404	$4,604,863	$8,008,163	$5,101,051	$1,091,029
Total current assets	10,558,300	11,256,855	14,289,588	11,115,003	3,116,665
Total assets	60,289,673	61,527,835	65,136,107	62,662,136	26,077,356
Total current liabilities	6,488,511	8,166,756	5,990,562	7,761,506	4,313,690
Convertible revolving loans payable to
related party, including current portion	2,258,906	258,906	300,000	3,630,000	200,000
Convertible loans payable to related parties,
including current portion	2,784,559	-	-	-	-
Convertible loans payable to non-related
parties, including current portion	663,970	-	-	-	-
Note payable, current	375,000	1,875,000	3,375,000	4,608,390	173,916
Convertible Subordinated Debentures	-	-	-	10,000	10,000
Stockholders' equity	47,971,727	52,727,173	56,970,545	47,895,630	21,455,276

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

iCAD is an industry-leading provider of CAD solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. CAD is also reimbursable in the United States under federal and most third-party insurance programs. Since receiving FDA approval for our first breast cancer detection product in January 2002, over fifteen hundred of our CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

iCAD’s CAD products have been shown to detect up to 72 percent of the cancers that biopsy proved were missed on the previous mammogram, an average of 15 months earlier. Our advanced pattern recognition technology analyzes images to identify patterns and then uses sophisticated mathematical analysis to mark suspicious areas.

The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection. Our focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care. iCAD will pursue select disease states where it is clinically proven that screening has a significant impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has under development a product for computer aided detection of polyps in CTC.  Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.

The Company’s CAD systems include proprietary algorithm technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer, manufactured by the Company, that utilizes the Company’s proprietary technology and offers what the Company believes is superior performance for the digitization of film-based medical images. The Company’s headquarters are located in southern New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and a research and development facility in Ohio.

Critical Accounting Policies

The Company’s discussion and analysis of our financial condition, results of operations, and cash flows are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, we use assumptions and estimates in calculations to determine stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies include:

-  Revenue recognition;
-  Allowance for doubtful accounts;
-  Inventory;
-  Valuation of long-lived and intangible assets;
-  Goodwill;
- Product warranties;
- Stock based compensation;
- Income taxes.

Revenue Recognition

Revenue is generally recognized when the product ships provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable, collectability is probable and there are no uncertainties regarding customer acceptance. The Company considers the guidance for revenue recognition in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, EITF 00-21 and Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. The Company’s revenue transactions can on occasion include product sales with multiple element arrangements, generally for installation. The elements are considered separate units of accounting because the delivered product has stand alone value to the customer and there is objective and reliable evidence of the fair value of the undelivered items. Revenue under these arrangements is allocated to each element based on its estimated relative fair market value. Fair market value is determined using entity specific and third party evidence. A portion of the arrangement consideration is recognized as revenue when the product is shipped and a portion of the arrangement consideration is recognized as revenue when the installation service is performed. The value of the undelivered elements includes the fair value of the installation.

If the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated, all revenues are deferred and not recognized until such acceptance occurs. The Company considers all relevant facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the customer’s post-delivery acceptance provisions, if any, and the installation process.

The Company defers revenue for extended service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts."  The Company provides for estimated warranty costs on original product warranties at the time of sale.

Allowance for Doubtful Accounts

The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $1,764,000 and $1,354,000, respectively, for 2006, and raw material and finished goods of approximately $1,245,000 and $1,272,000, respectively, for 2005.

The Company regularly reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory primarily based upon estimated utility of its inventory as well as other factors.

Long Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. Intangible assets subject to amortization consist primarily of patents, technology intangibles, trade name and distribution agreements purchased in the acquisition of ISSI in June 2002 and CADx in December 2003. These assets are amortized on a straight-line basis over their estimated useful lives of 2 to 10 years.

Goodwill

The Company follows the provision of Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for acquired goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are no longer amortized and are tested for impairment at least annually.

Product Warranties

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends in the volume of product returns during the warranty period.

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

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. The Company used the Black-Scholes and Lattice option pricing models which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS 123R. Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations for the fiscal 2006 period.

Income Taxes

The Company follows the liability method under SFAS No. 109, “Accounting for Income Taxes”. The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2006 and 2005 as it is more likely than not that the deferred tax asset will not be realized.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Revenue. Revenue for the year ended December 31, 2006 was $19,721,358 compared with revenue of $19,769,822 for the year ended December 31, 2005 for a decrease of $48,464 or 0.2%. The rapid adoption of FFDM systems and our associated digital CAD technology led to an increase in digital product revenues of $3,984,137 or 63.2% to $10,287,510 for the year ended December 31, 2006. This increase in digital revenue was offset by a decrease in analog product revenue of $5,165,951 or 44.2% to $6,519,503 in fiscal 2006, compared to revenue of $11,685,454 for the year ended December 31, 2005.

This rapid shift to FFDM and the associated CAD technology contributed to the decline in film- based analog technology. While the transition to digital technology is expected to have a positive impact on overall financial performance, the Company is taking actions intended to improve its future analog business, primarily by developing a stronger and expanded distributor channel focused exclusively on selling analog products.

Service and supply revenue increased approximately $1,133,350 or 63.6% in the year ended December 31, 2006 to $2,914,345, compared to $1,780,995 for the year ended December 31, 2005. The increase in the Company’s service revenue is due primarily to focused efforts by the Company to increase its service offerings to its customers, resulting in an increase in sales of service contracts post the warranty period.

	For the years ended December 31,
	2006	2005	Change	% Change
Digital revenue	$10,287,510	$6,303,373	$3,984,137	63.2%
Analog revenue	6,519,503	11,685,454	(5,165,951)	-44.2%
Service & supply revenue	2,914,345	1,780,995	1,133,350	63.6%
Total revenue	$19,721,358	$19,769,822	$(48,464)	-0.2%

Gross Margin. Gross margin increased to 78.2% for the year ended December 31, 2006 compared to 76.5% for the year ended December 31, 2005. The increase in gross margin is primarily attributable to higher gross margins realized on the Company’s digital products. During the third quarter of 2006 the Company increased its inventory reserve by approximately $263,000 for identified excess and obsolete analog inventory.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2006 increased by $475,801 or 9.9%, from $4,785,092 in 2005 to $5,260,893 in 2006. The increase in engineering and product development costs for the year ended December 31, 2006 was primarily due to product enhancements related to the Company’s breast cancer detection algorithms, and the expansion of the Company’s efforts in product development for CAD for CT applications, primarily the early detection of colonic polyps. In addition, approximately $150,000, relating to severance and recruiting costs was incurred during the second and third quarters of 2006. The increase in engineering and product development costs for the year ended 2006, also includes employee bonuses of approximately $117,000 and stock based compensation expense in the amount of approximately $87,000 due to the impact of SFAS 123R.

General and Administrative. General and administrative expenses for the year ended December 31, 2006 increased by $423,095 or 6.1%, from $6,956,350 in 2005 to $7,379,445 in 2006. The increase in general and administrative expenses for the year ended December 31, 2006 was due primarily to recruiting and severance expenses of approximately $843,000, employee bonuses of $314,000, and stock-based compensation expense due to the impact of SFAS 123R of approximately $1,002,000 associated principally with the Company’s transition to new management, a newly established compensation plan for our Board of Directors and modification of the outstanding stock options of the Company’s former Chief Executive Officer incurred in the second quarter of 2006 in connection with his Separation Agreement. The increase in expense was offset by a reduction in legal costs in 2006. The Company incurred approximately $2,300,000 in legal costs during 2005 compared to approximately $830,000 in 2006, principally associated with the Company’s patent arbitration proceeding and associated merger discussions with R2 Technology, Inc. The arbitration proceeding was concluded in April 2006.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2006 increased by $1,082,030 or 13.3%, from $8,146,850 in 2005 to $9,228,881 in 2006. The increase in marketing and sales expense for the year ended 2006, primarily results from the actions taken by the new Company management to revamp the direct sales organization including the hiring of highly experienced healthcare sales professionals, development of channel partners and lead generation programs and the incurrence of approximately $565,000 for the re-branding and repositioning of the Company. The increase in marketing and sales expense in 2006, also includes employee bonuses of $266,000 and stock based compensation expense in the amount of approximately $245,000 due to the impact of SFAS 123R.

Interest Expense. Net interest expense for the year ended December 31, 2006 increased from $3,961 in 2005 to $199,279 in 2006. This $195,318 increase is due primarily to the increase in loan balances for the Convertible Promissory Notes issued by the Company during the second and third quarters of 2006.

Net Loss. As a result of the foregoing and including total stock based compensation expense of $1,334,485 in fiscal 2006, the Company recorded a net loss of ($6,637,958) or ($0.18) per share for the year ended December 31, 2006 on revenue of $19,721,358 compared to a net loss of ($4,758,488) or ($0.13) per share for the same period in 2005 on revenue of $19,769,822.

Backlog. The Company’s product backlog (excluding service and supplies) as of December 31, 2006 totaled approximately $2,566,000 as compared to $788,000 as of December 31, 2005. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Revenue. Revenue from the Company’s CAD and medical imaging products for the year ended December 31, 2005 were $19,769,822, compared with sales of CAD and medical imaging products for the year ended December 31, 2004 of $23,308,462. The sales decrease during 2005 was primarily due to a shift in customer demand towards more affordable CAD systems, which resulted in increased sales of the Company’s lower priced SecondLook® 300 and 200 products lines, from 106 units sold in 2004 to 165 units sold in 2005, rather than sales of its higher priced SecondLook 700 systems, which decreased from 139 units sold in 2004 to 45 units sold in 2005, that the Company had anticipated and resulted in an overall decrease of approximately $3,200,000 in its film-based analog products in 2005. The Company believed that sales of its lower priced SecondLook 300 would continue to increase in 2006. In addition, price competition was a factor in the second quarter of 2005 as the Company’s principal competitor lowered sale prices of its products to a level that was either the same as or, in certain cases, lower than prices charged by the Company for its comparable systems. In 2005 the Company reduced gross sales by approximately $274,000 for rebates related to sales granted by it to certain customers to help offset increased competition from its principal competitor.

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

The Company’s sales improved in the fourth quarter of 2005 over sales recorded in the second and third quarter, as a result of the addition of sales staff and improvements in the Company’s marketing efforts at the end of the third quarter of 2005. Additionally, in response to the Digital Mammography Study released in September 2005 the Company instituted its “Gateway to Digital” marketing program, which the Company believed had a positive impact on potential buyers.

The table below presents the number of units and sales attributable to different product and service types, in 2004 and 2005:

Product Type	2004	2005 Q1	2005 Q2	2005 Q3	2005 Q4	2005
Units
Digital Servers	149	33	30	28	72	163
Additional Device System Licenses	50	14	16	15	5	50
Total Digital	199	47	46	43	77	213

SL700 /500 /400 /402	139	25	5	8	7	45
SL300/200	106	33	45	25	61	164
TotalLook	0	0	0	0	5	5
ClickCAD	21	18	15	6	3	42
ClickCAD Procedure Keys	1	9	10	17	29	65

Excludes Radiologists review stations and medical digitizers.

Sales
Digital Servers	5,630,652	1,140,350	944,700	908,072	2,517,401	5,510,523
Additional Device System Licenses	815,400	217,250	257,900	239,300	78,400	792,850
Total Digital	6,446,052	1,357,600	1,202,600	1,147,372	2,595,801	6,303,373

SL700 /500 /400 /402	10,633,282	2,054,985	439,400	379,885	311,610	3,185,880
SL300/200	3,209,380	1,523,785	1,756,290	1,144,685	2,282,766	6,707,526
TotalLook	-	-	-	-	151,353	151,353
ClickCAD	98,250	111,200	101,650	85,000	110,000	407,850
Viewers / Options	518,484	333,362	209,615	83,480	134,494	760,951
Total Analog	14,459,396	4,023,332	2,506,955	1,693,050	2,990,223	11,213,560

Digitizers	1,069,763	158,652	162,144	139,098	12,000	471,894
Supplies & Services	1,333,251	468,023	359,405	414,284	539,283	1,780,995

Total Sales	$23,308,462	$6,007,607	$4,231,104	$3,393,804	$6,137,307	$19,769,822

Gross Margin. Gross margin as a percentage of sales, for the year ended December 31, 2005, improved to 77% compared to 72% for the same period in 2004. The increase in the gross margin rate was primarily due to increases in sales, as a percentage of overall sales, of higher margin products for digital mammography. Although there could be no assurance of its future gross margin rate, the Company expected that continued sales of its higher margin CAD products and increasing production economies would support gross margins at comparable levels in 2006 to those experienced in 2005. The Company further believed that increasing sales of digital mammography products would contribute to increasing gross margins over time.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2005 decreased slightly to $4,785,092 from $4,832,842 in 2004. The decrease primarily resulted from the action taken by the Company in the first quarter of 2004, following its merger with CADx, to reduce its workforce and close its office and software development group located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in engineering severance benefits and office closure expenses. Excluding the 2004 non-recurring expenses, engineering and product development costs increased in 2005 due to increases related to hardware engineering associated with completion of new products which had been announced, software engineering related to pending improved releases of the Company’s breast cancer detection algorithms, and the expansion of the Company’s efforts in product development for computed tomographic applications, especially early detection of colonic polyps.

General and Administrative. General and administrative expenses for the year ended December 31, 2005 increased by $1,830,240 or 36%, from $5,126,110 in 2004 to $6,956,350 in 2005. The increase in general and administrative expenses was primarily due to the increase in legal expense, totaling approximately $2,296,000 of which approximately $1,843,000 was principally associated with the Company’s current patent arbitration proceeding and $453,000 was associated with merger discussions with its competitor. Excluding the legal expense the Company’s general and administrative expenses for the year ended December 31, 2005 would have been lower than the preceding year as a result of actions taken by the Company in 2005, to reduce its staff and associated expenses.

Marketing and Sales Expenses. Marketing and sales expenses increased from $7,083,433 in 2004 to $8,146,850 in 2005. The increase in marketing and sales expenses primarily resulted from the increase in sales force and related travel expenses and in its advertising and promotional costs in 2005.

Interest Expense. Net interest for the year ended December 31, 2005 decreased from $561,044 in 2004 to $3,961 in 2005. The decrease in net interest expense during 2005 was primarily due to the repayment of $3,330,000, in December 2004, that the Company had previously borrowed from its Chairman, Mr. Robert Howard, pursuant to a Revolving Loan and Security Agreement with Mr. Howard (the “Loan Agreement”) and the increase in interest income earned on its cash balance.

Net Loss. As a result of the foregoing, the Company recorded a net loss of ($4,758,488) or ($0.13) per share for the year ended December 31, 2005 on sales of $19,769,822, compared to a net loss of ($828,263) or ($0.03) per share on sales of $23,308,462 for the year ended December 31, 2004.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations and the availability of a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $2,741,094 was available for borrowing at December 31, 2006. The Loan Agreement expires March 31, 2008, subject to extension by the parties, with an agreement from Mr. Howard that he will not request repayment of the principal balance of the note until March 31, 2008. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at the prime interest rate plus 1%, (9.25% at December 31, 2006). Mr. Howard has also agreed that while the Loan Agreement exists he will not convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes payable, non-employee warrants and non-employee stock options. The Company's ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

Working capital increased by $979,690 to $4,069,789 at December 31, 2006 from $3,090,099 at December 31, 2005. The ratio of current assets to current liabilities at December 31, 2006 and 2005 was 1.6 and 1.4, respectively. The increase in working capital is primarily due to cash realized from the loan agreements completed in the second and third quarters of 2006 offset by the net loss of $6,637,958 during 2006.

Net cash used for operating activities for the year ended December 31, 2006 was $4,411,002 compared to $1,296,584 used for the same period in 2005. The cash used for the year ended December 31, 2006 resulted from the net loss of $6,637,958, an increase in inventory of $514,528 and other current assets of $43,590, and a decrease in accounts payable of $1,693,466 offset by a decrease in accounts receivable of $275,214 and increases in accrued expenses and deferred revenue totaling $1,146,021, plus non-cash depreciation, amortization, disposal of assets and interest expense associated with discount on convertible loans payable of $1,722,820 and stock based compensation of $1,334,485.

The net cash used for investing activities for the year ended December 31, 2006 was $1,175,860 compared to $1,056,405 used for the same period in 2005. The cash used in investing activities in 2006 included the addition of $1,175,860 for furniture, computer equipment, software, and marketing assets.

Net cash provided by financing activities for the year ended December 31, 2006 was $4,605,403, compared to net cash used for financing activities of $1,050,311 for the same period in 2005. The increase in cash provided by financing activities during 2006 was due primarily to proceeds realized from the issuance of $3,500,000 of Convertible Promissory Notes, the borrowing of $2,000,000 pursuant to the Loan Agreement with Mr. Howard, and cash received from the issuance of common stock relating to exercise of stock options in the amount of $605,403, offset by payment of the note payable associated with the CADx acquisition in the amount of $1,500,000.

On September 12, 14, and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase of a total of $3,000,000 principal amount of 7.25% Convertible Promissory Notes (“Notes”) by a total of ten accredited investors including the following: Mr. Robert Howard (as to $1,350,000), Mr. James Harlan (as to $300,000), Mr. Steven Rappaport (as to $300,000) Dr. Elliott Sussman (as to $100,000) and Dr. Lawrence Howard, the emancipated adult son of our Chairman of the Board (as to $100,000), all of whom are currently directors of the Company, a total of $700,000 from two non-affiliated investors, and $50,000 by each of the following employees and/or executive officers of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes are due two years from the date of issue. Interest on the Notes is payable on the due date. Principal and accrued and unpaid interest under the Notes can be converted by each holder into shares of the Company’s common stock at $1.70 per share. Payment of principal under the Notes can be accelerated by the holder if the Company files for, or is found by a court to be, bankrupt or insolvent and the Company can prepay the Notes prior to the due date. The Notes issued on September 19, 2006 in the aggregate principal amount of $1,000,000 were issued with a conversion price below the market price of $1.80 per share and the Company recorded a discount to Notes Payable of $58,824 to reflect the beneficial conversion feature. The Notes are recorded on the balance sheet at their face value of $948,529, net of the discount at December 31, 2006 of $51,471.

On June 20, 2006, the Company and Mr. Kenneth Ferry, the Company’s Chief Executive Officer, entered into a Note Purchase Agreement with respect to the purchase by Mr. Ferry of an aggregate of $300,000 principal amount of a 7% Convertible Note of the Company due June 20, 2008 (the “Ferry Note”) at a purchase price of $300,000. Interest on the Ferry Note is payable on the due date. Principal and accrued and unpaid interest under the Ferry Note can be converted by the holder into shares of the Company’s common stock at $1.50 per share. Payment of principal under the Ferry Note can be accelerated by the holder if the Company files for, or is found by a court to be, bankrupt or insolvent and the Company can prepay the Ferry Note prior to the due date. Mr. Ferry has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Ferry Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 19, 2006, the Company and Dr. Lawrence Howard, who is currently a Director of the Company, entered into a Note Purchase Agreement with respect to the purchase by Dr. Howard of an aggregate of $200,000 principal amount of a 7% Convertible Note of the Company due June 19, 2008 (the “Howard Note”) at a purchase price of $200,000. Interest on the Howard Note is payable on the due date. Principal and accrued and unpaid interest under the Howard Note can be converted by the holder into shares of the Company’s common stock at $1.50 per share. Payment of principal under the Howard Note can be accelerated by the holder if the Company files for, or is found by a court to be, bankrupt or insolvent and the Company can prepay the Howard Note prior to the due date. Dr. Howard has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Howard Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 13, 2006, the Company borrowed $2,000,000 from Mr. Robert Howard pursuant to the Loan Agreement. At December 31, 2006, $2,258,906 was owed by the Company to Mr. Howard pursuant to the Loan Agreement with $2,741,094 available for future borrowings under the Loan Agreement.

The following table summarizes as of December 31, 2006, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible revolving loans payable to related party	$2,258,906	$-	$2,258,906	$-	$-
Convertible loan payable to related parties	$2,784,559	$-	$2,784,559	$-	$-
Convertible loans payable to investors	$663,970	$-	$663,970	$-	$-
Note Payable	$375,000	$375,000	$-	$-	$-
Lease Obligations	$2,544,863	$548,441	$1,180,788	$815,634	$-
Other Long-Term Obligations	$414,800	$292,800	$122,000	$-	$-
Interest Obligation*	$436,750	$8,743	$428,007	$-	$-
Total Contractual Obligations	$9,478,848	$1,224,984	$7,438,230	$815,634	$-

* Represents interest under the short term note payable agreement based on the rate at December 31, 2006 of 9.25%. The Company’s interest obligation relating to the Loan Agreement with Mr. Howard, its Chairman, is not included in this table.

Effect of New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. The Company does not expect that FIN 48 will have a material impact on its financial position and results of operations.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. The Company does not expect the adoption of this guidance to have a material impact in its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company adopted the Bulletin during 2006. The adoption did not have any effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the impact of the adoption of SFAS 157 in its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 8.  Financial Statements and Supplementary Data.

See Financial Statements and Schedule attached hereto.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) were effective at the reasonable level of assurance.

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

The Company employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management of iCAD, Inc. has assessed the Company's internal control over financial reporting to be effective as of December 31, 2006.

The assessment of the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its report which is included below.

To the Board of Directors and Stockholders of iCAD, Inc.
Nashua, New Hampshire

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of iCAD, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, that iCAD, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 22, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Boston, Massachusetts
March 22, 2007

Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2006, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B.      Other Information.

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors and executive officers is incorporated by reference from our 2007 Definitive Proxy Statement to be filed with respect to our 2007 Annual Meeting of Shareholders (“2007 Definitive Proxy Statement”) to be filed not later than 120 days following the close of the fiscal year ended December 31, 2006.

The Company developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.
98 Spit Brook Road, Suite 100
Nashua, NH 03062
Attention: Corporate Secretary

Item 11.     Executive Compensation.

The information required under this item is hereby incorporated by reference from our 2007 Definitive Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is hereby incorporated by reference from our 2007 Definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is hereby incorporated by reference from our 2007 Definitive Proxy Statement.

Item 14.      Principal Accounting Fees and Services.

The information required under this item is hereby incorporated by reference from our 2007 Definitive Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Annual Report on Form 10-K:

i.	Financial Statements - See Index on page 51.

ii.
Financial Statement Schedule - See Index on page 51. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

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

3(g)	Amended By-laws of Registrant [incorporated by reference to Exhibit 3 to the Registrant's Quarterly report on Form 10Q for the quarter ended March 31, 2006].

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

10(k)
Addendum No. 19, extending the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10.1 of Registrant’s report on Form 8-K filed with the SEC on March 1, 2007].

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

10(u)
Lease Agreement dated October 31, 2002 between the Registrant and 4 Townsend West, LLC of Nashua, NH [incorporated by reference to Exhibit 10(u) to the Registrant’s Report on Form 10-K for the year ended December 31, 2005].

10(v)
Lease Agreement dated October 9, 2000 between the Registrant and Mills-Morgan Development, LTD, of Beavercreek, OH [incorporated by reference to Exhibit 10(v) to the Registrant’s Report on Form 10-K for the year ended December 31, 2005].

10(w)
Lease Agreement dated October 9, 2000 between the Registrant and Mills-Morgan Development, LTD, of Beavercreek, OH [incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the year ended December 31, 2005].

10(x)
Addendum No. 18 to the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and the Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2006].

10(y)
Employment Agreement dated April 19, 2006 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10(z)
Employment Agreement dated April 19, 2006 between the Registrant and Jeffrey Barnes [incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10(aa)
Employment Agreement dated April 28, 2006 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10(bb)
Separation agreement dated April 19, 2006 between the Registrant and W. Scott Parr [incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(cc)
Note Purchase Agreement between Ken Ferry, the Registrant’s Chief Executive Officer, and the Registrant dated June 19, 2006 [incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(dd)
Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(ee)
Employment Agreement dated September 8, 2006 between the Registrant and Darlene M. Deptula-Hicks [incorporated by reference to Exhibit 10.1 of Registrant’s report on Form 8-K filed with the SEC on September 13, 2006].*

10(ff)
Option Agreement dated September 8, 2006 between the Registrant and Darlene M. Deptula-Hicks [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on September 13, 2006].*

10(gg)
Note Purchase Agreement between certain of the Registrant’s Directors and Executive Officers and the Registrant dated September 12 and 14, 2006 [incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].

10(hh)
Form on Note Purchase Agreement between certain investors and the Registrant dated September 19, 2006 [incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(ii)
Option Agreement dated April 19, 2006 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(jj)
Option Agreement dated April 19, 2006 between the Registrant and Jeffrey Barnes [incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(kk)
Option Agreement dated April 19, 2006 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(ll)
Addendum No. 19 dated March 1, 2007, extending the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and the Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on March 7, 2007].

10(mm)	Lease Agreement dated November 22, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH.

10(nn)	Employment Agreement dated October 20, 2006 between the Registrant and Jonathan Go.*

10(oo)	Option Agreement dated September 8, 2006 between the Registrant and Jonathan Go.*

21	Subsidiaries

23	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________
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

iCAD, INC.

Date: March 22, 2007	By:	/s/ Kenneth Ferry
Kenneth Ferry
President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Howard	Chairman of the
Robert Howard	Board, Director	March 22, 2007

/s/ Kenneth Ferry	President, Chief Executive
Kenneth Ferry	Officer, Director (Principal	March 22, 2007
Executive Officer)

/s/ Darlene M. Deptula-Hicks	Vice President of Finance,
Darlene M. Deptula-Hicks	Chief Financial Officer, Treasurer
	(Principal Accounting Officer)	March 22, 2007

/s/ James Harlan	Director	March 22, 2007
James Harlan

/s/ Maha Sallam	Director	March 22, 2007
Maha Sallam, PhD

/s/ Elliot Sussman	Director	March 22, 2007
Elliot Sussman, M.D.

/s/ George Farley	Director	March 22, 2007
George Farley

/s/ Lawrence Howard	Director	March 22, 2007
Lawrence Howard, M.D.

/s/ Rachel Brem	Director	March 22, 2007
Rachel Brem, M.D.

/s/ Steven Rappaport	Director	March 22, 2007
Steven Rappaport

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	52

Consolidated Balance Sheets
As of December 31, 2006 and 2005	53

Consolidated Statements of Operations
For the years ended December 31, 2006,
2005 and 2004	54

Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2006,
2005 and 2004	55

Consolidated Statements of Cash Flows
For the years ended December 31, 2006,
2005 and 2004	56

Notes to Consolidated Financial Statements	57-82

Schedule II - Valuation and Qualifying
Accounts and Reserves	83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iCAD, Inc.,
Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of iCAD, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iCAD, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein.

As described in Note 7 of the Notes to the Consolidated Financial Statements, iCAD, Inc. adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iCAD Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 22, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Boston, Massachusetts
March 22, 2007

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,623,404	$4,604,863
Trade accounts receivable, net of allowance for doubtful
accounts of $88,000 in 2006 and $450,000 in 2005	3,683,178	3,958,392
Inventory, net	3,031,995	2,517,467
Prepaid and other current assets	219,723	176,133
Total current assets	10,558,300	11,256,855

Property and equipment:
Equipment	3,716,247	2,923,501
Leasehold improvements	70,164	120,012
Furniture and fixtures	296,170	149,803
Marketing assets	290,282	114,843
	4,372,863	3,308,159
Less accumulated depreciation and amortization	2,269,139	1,523,724
Net property and equipment	2,103,724	1,784,435

Other assets:
Deposits	60,444	-
Patents, net of accumulated amortization	146,394	224,519
Technology intangibles, net of accumulated amortization	3,731,926	4,348,008
Tradename, distribution agreements and other,
net of accumulated amortization	173,600	398,733
Goodwill	43,515,285	43,515,285
Total other assets	47,627,649	48,486,545

Total assets	$60,289,673	$61,527,835

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,557,108	$4,250,574
Accrued interest	221,050	48,167
Accrued salaries and other expenses	2,547,231	1,868,736
Deferred revenue	788,122	499,279
Current maturities of notes payable	375,000	1,500,000
Total current liabilities	6,488,511	8,166,756

Convertible revolving loans payable to related party	2,258,906	258,906
Convertible loans payable to related parties	2,784,559	-
Convertible loans payable to non-related parties	663,970	-
Notes payable, less current maturities	-	375,000
Other long term liabilities	122,000	-
Total liabilities	12,317,946	8,800,662

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value: authorized
1,000,000 shares; issued and outstanding
6,295 in 2006 and 6,374 in 2005, with an aggregate liquidation value of $1,660,000 and $1,739,000 plus 7% annual
dividend, in 2006 and 2005, respectively.	63	64
Common stock, $ .01 par value: authorized
50,000,000 shares; issued 37,290,848 in 2006
and 36,931,262 shares in 2005; outstanding
37,222,971 in 2006 and 36,863,386 shares in 2005	372,908	369,312
Additional paid-in capital	132,660,347	130,781,430
Accumulated deficit	(84,111,327)	(77,473,369)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	47,971,727	52,727,173

Total liabilities and stockholders' equity	$60,289,673	$61,527,835

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
Revenue
Products	$16,807,013	$17,988,827	$21,975,211
Service and supplies	2,914,345	1,780,995	1,333,251
Total Revenue	19,721,358	19,769,822	23,308,462

Cost of Revenue
Products	3,136,929	3,814,673	6,021,157
Service and supplies	1,153,889	821,384	512,139
Total Cost of Revenue	4,290,818	4,636,057	6,533,296
Gross margin	15,430,540	15,133,765	16,775,166
Operating expenses:
Engineering and product development	5,260,893	4,785,092	4,832,842
General and administrative	7,379,445	6,956,350	5,126,110
Marketing and sales	9,228,881	8,146,850	7,083,433
Total operating expenses	21,869,219	19,888,292	17,042,385

Loss from operations	(6,438,679)	(4,754,527)	(267,219)

Other income (expense)
Interest income	102,963	127,526	20,145
Interest expense (includes $197,646, ($41,094)
and $287,840, respectively, to related parties)	(302,242)	(131,487)	(581,189)
Other expense, net	(199,279)	(3,961)	(561,044)

Net loss	(6,637,958)	(4,758,488)	(828,263)

Preferred dividends	116,200	121,730	133,000

Net loss available to common stockholders	$(6,754,158)	$(4,880,218)	$(961,263)

Net loss per share
Basic and diluted	$(0.18)	$(0.13)	$(0.03)

Weighted average number of shares used in
computing loss per share
Basic and diluted	36,911,742	36,627,696	34,057,775

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated	Treasury	Stockholders'
	Shares Issued	Par Value	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2003	7,435	74	33,704,809	337,048	120,395,390	(71,886,618)	(950,264)	47,895,630

Issuance of common stock pursuant to stock option plans	-	-	593,574	5,936	966,654	-	-	972,590

Issuance of common stock pursuant to exercise of warrants	-	-	50,000	500	124,500	-	-	125,000

Issuance of common stock relative to conversion of loan payable to investor	-	-	70,612	706	61,432	-	-	62,138

Issuance of common stock relative to private offerings	-	-	1,962,222	19,622	8,723,828	-	-	8,743,450

Issuance of common stock for payment of dividends to investors	-	-	28,953	289	132,711	-	-	133,000

Preferred stock dividends	-	-	-	-	(133,000)	-	-	(133,000)

Net loss	-	-	-	-	-	(828,263)	-	(828,263)
Balance at December 31, 2004	7,435	74	36,410,170	364,101	130,271,515	(72,714,881)	(950,264)	56,970,545

Issuance of common stock pursuant to stock option plans	-	-	293,476	2,935	487,848	-	-	490,783

Issuance of common stock relative to conversion of preferred stock	(1,061)	(10)	130,500	1,305	(1,295)	-	-	-

Compensation expense related to the issuance of stock options to advisory board	-	-	-	-	24,333	-	-	24,333

Issuance of common stock for payment of dividends to investors	-	-	97,116	971	120,759	-	-	121,730

Preferred stock dividends	-	-	-	-	(121,730)	-	-	(121,730)

Net loss	-	-	-	-	-	(4,758,488)	-	(4,758,488)
Balance at December 31, 2005	6,374	64	36,931,262	369,312	130,781,430	(77,473,369)	(950,264)	52,727,173

Issuance of common stock pursuant to stock option plans	-	-	320,086	3,201	602,202	-	-	605,403

Issuance of common stock relative to conversion of preferred stock	(79)	(1)	39,500	395	(394)	-	-	-

Debt discount for conversion feature of convertible loans payable					58,824			58,824

Share-based compensation related to stock options in accordance with SFAS 123R	-	-	-	-	1,334,485	-	-	1,334,485

Preferred stock dividends	-	-	-	-	(116,200)	-	-	(116,200)

Net loss	-	-	-	-	-	(6,637,958)	-	(6,637,958)
Balance at December 31, 2006	6,295	$63	37,290,848	372,908	$132,660,347	$(84,111,327)	$(950,264)	$47,971,727

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(6,637,958)	$(4,758,488)	$(828,263)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	745,415	579,603	286,500
Amortization	919,340	1,052,341	1,052,195
Loss on disposal of assets	50,712	-	21,110
Stock based compensation expense relative to stock options	1,334,485	24,333	-
Non-cash interest expense associated with discount on convertible
loans payable	7,353	-	-
Changes in operating assets and liabilities:
Accounts receivable	275,214	1,047,941	(1,749,590)
Inventory	(514,528)	(1,503,661)	1,109,836
Prepaid and other current assets	(43,590)	85,153	185,728
Accounts payable	(1,693,466)	2,244,074	(1,972,988)
Accrued interest	172,883	(622,987)	337,502
Accrued expenses	684,295	495,545	(615,285)
Deferred revenue	288,843	59,562	223,217
Total adjustments	2,226,956	3,461,904	(1,121,775)

Net cash used by operating activities	(4,411,002)	(1,296,584)	(1,950,038)

Cash flows from investing activities:
Additions to patents, technology and other	(60,444)	-	(1,446)
Additions to property and equipment	(1,115,416)	(1,056,405)	(347,680)
Acquisitions, net of cash acquired	-	-	(123,512)
Net cash used by investing activities	(1,175,860)	(1,056,405)	(472,638)

Cash flows from financing activities:
Issuance of common stock for cash	605,403	490,783	9,903,178
Proceeds from revolving convertible notes payable	2,000,000	-	-
Proceeds from convertible notes payable from related parties	2,800,000	(41,094)	(3,330,000)
Proceeds from convertible notes payable from non-related parties	700,000	-	-
Payment of note payable	(1,500,000)	(1,500,000)	(1,233,390)
Payment of convertible subordinated debentures	-	-	(10,000)
Net cash provided (used) by financing activities	4,605,403	(1,050,311)	5,329,788

Increase (decrease) in cash and equivalents	(981,459)	(3,403,300)	2,907,112
Cash and equivalents, beginning of year	4,604,863	8,008,163	5,101,051
Cash and equivalents, end of year	$3,623,404	$4,604,863	$8,008,163

Supplemental disclosure of cash flow information:
Interest paid	$111,493	$764,875	$240,030

Non-cash items from financing activities:
Dividends payable with Common Stock	$116,200	$121,730	$133,000
Value of beneficial conversion discount	$51,471	$-	$-

See accompanying notes to consolidated financial statements.

  iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Nature of Operations and Use of Estimates

iCAD, Inc. and its subsidiaries (the "Company" or “iCAD”) designs, develops, manufactures and markets Computer-Aided Detection (CAD) solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care, helping radiologists improve clinical outcomes while enhancing workflow. The Company considers itself a single reportable business segment. The Company sells its products throughout the world through various distributors, resellers and systems integrators. See Note 8 for geographical and major customer information.

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Qualia Acquisition Corporation. Any material inter-company transactions and balances have been eliminated in consolidation.

(c) Cash Flow Information

For purposes of reporting cash flows, the Company defines cash and cash equivalents as all bank transaction accounts, certificates of deposit, money market funds and deposits, and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(d) Financial instruments

The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses,  notes payable and other convertible debt approximated fair value as of December 31, 2006 and 2005.

(e) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write-offs might exceed the recorded allowance.

(f) Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of raw material and finished goods of approximately $1,719,000 and $1,313,000, respectively, for 2006, and raw material and finished goods of approximately $1,245,000 and $1,272,000, respectively, for 2005.

The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated utility of its inventory as well as other factors.

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

(h) Long Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. Intangible assets subject to amortization consist primarily of patents, technology intangibles, trade name and distribution agreements purchased in the acquisition of ISSI in June 2002 and CADx in December 2003. These assets are amortized on a straight-line basis over their estimated useful lives of 2 to 10 years.

For the years ended December 31,	2006	2005	Weighted Average Useful Life
Gross carrying amount:
Patents	$390,624	$390,624	5 years
Technology	6,160,822	6,160,822	10 years
Trade name	248,000	248,000	10 years
Distribution agreements	601,000	867,000	2-3 years
Total amortizable intangible assets	$7,400,446	$7,666,446

Accumulated amortization
Patent	244,230	166,105
Technology	2,428,896	1,812,814
Trade name	74,400	49,600
Distribution agreements	601,000	666,667
Total Accumulated amortization	$3,348,526	$2,695,186
Amortizable intangible assets, net	$4,051,920	$4,971,260

Amortization expense related to intangible assets was approximately $919,000, $1,052,000 and $1,052,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Estimated amortization of the Company’s intangible assets for the next five fiscal years is as follows:

Estimated amortization expense for the years ended December 31:
2007	$ 699,000
2008	699,000
2009	641,000
2010	641,000
2011	641,000

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(i) Goodwill

The Company follows the provision of Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for acquired goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are no longer amortized and are tested for impairment at least annually.

Goodwill arose in connection with the ISSI acquisition in June 2002 and with the CADx acquisition in December 2003.

(j) Revenue Recognition

Revenue is generally recognized when the product ships provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable, collectability is probable and there are no uncertainties regarding customer acceptance. The Company considers the guidance for revenue recognition in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, EITF 00-21 and Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. iCAD’s revenue transactions can on occasion include product sales with multiple element arrangements, generally for installation. The elements are considered separate units of accounting because the delivered product has stand alone value to the customer and there is objective and reliable evidence of the fair value of the undelivered items. Revenue under these arrangements is allocated to each element based on its estimated relative fair market value. Fair market value is determined using entity specific and third party evidence. A portion of the arrangement consideration is recognized as revenue when the product is shipped and a portion of the arrangement consideration is recognized as revenue when the installation service is performed. The value of the undelivered elements includes the fair value of the installation.

If the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated, all revenues are deferred and not recognized until such acceptance occurs. iCAD considers all relevant facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the customer’s post-delivery acceptance provisions, if any, and the installation process.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(j) Revenue Recognition (continued)

The Company defers revenue for extended service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts."  The Company provides for estimated warranty costs on original product warranties at the time of sale.

(k) Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, cost relating to service including contracts sold to maintain equipment after the warranty period, any associated inbound and outbound freight and duty, any costs associated with manufacturing, warehousing, material movement and inspection, and depreciation and amortization of capitalized equipment.

(l)	Warranty Costs

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends in the volume of product returns during the warranty period. The Company established a warranty reserve in the amount of $299,034 in 2006 and $150,000 in 2005.
Warranty provisions and claims for the years ended December 31, 2006 and 2005, were as follows:

	2006	2005
Beginning balance	$150,000	$150,000
Warranty provision	149,034	295,419
Usage	( -0-)	(295,419)
Ending balance	$299,034	$150,000

(m) Engineering and Product Development Costs

These costs relate to research and development efforts which are expensed as incurred.

(n) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $660,000, $790,000 and $620,000, respectively.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(o) Net Loss Per Common Share

The Company follows SFAS No. 128, “Earnings per Share”, which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. Conversion of the subordinated debentures and other convertible debt and preferred stock and assumed exercise of options and warrants are not included in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. The following table summarizes the common stock equivalent of securities that were outstanding as of December 31, 2006, 2005 and 2004, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

	2006	2005	2004
Common stock options	5,628,730	4,249,763	3,914,511
Common stock warrants	1,003,311	1,003,311	1,010,311
Convertible revolving Promissory Note	1,467,075	256,410	54,557
Convertible loans payable	2,098,039	-	-
Convertible Series A Preferred Stock	515,000	515,000	615,000
Convertible Series B Preferred Stock	572,500	612,000	642,500
	11,284,655	6,636,484	6,236,879

(p) Income Taxes

The Company follows the liability method under SFAS No. 109, “Accounting for Income Taxes”. The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2006 and 2005 as it is more likely than not that the deferred tax asset will not be realized.

(q) Stock-Based Compensation

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

(q) Stock-Based Compensation (continued)

the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for fiscal year 2006 also includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

SFAS 123R requires the presentation of the pro forma information for the comparative periods prior to adoption as if the Company accounted for stock-based compensation in accordance with SFAS 123 in fiscal 2005 and 2004. The following table illustrates the pro forma effect on net loss and net loss per share:

	2005	2004
Net loss available to common stockholders as reported	$(4,880,218)	$(961,263)

Deduct: Total stock-based employee compensation determined under fair value method for all awards	$(3,076,105)	$(439,458)
Pro forma net loss	$(7,956,323)	$(1,400,721)

Basic and diluted loss per share
As reported	$(0.13)	$(0.03)
Pro forma	$(0.22)	$(0.04)

For the 2005 and 2004 periods, the Company calculated the fair value of each grant of options at the grant date, using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005: no dividends paid on common shares; expected volatility of 78.8%; risk-free interest rate of 4.04% and an average expected life of 5 years. The weighted-average assumptions used for grants in 2004 were: no dividends paid on common shares; expected volatility of 78.9%; risk-free interest rate of 3.21% and expected lives of 4 years.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(q) Stock-Based Compensation (continued)

The weighted average grant-date fair value per share of options granted during the year was $1.65 for 2005 and $2.59 for 2004.

In December 2005, the Company’s Board of Directors approved accelerating the vesting of unvested, “out-of-the-money” stock options to purchase approximately 836,000 shares of the Company’s common stock awarded to employees, officers and directors under its stock option plans. The accelerated options have exercise prices ranging from $1.64 to $5.28 and a weighted average exercise price of $3.93. The acceleration was unconditional to the employees, officers and directors and was applied to all outstanding, unvested options priced above the closing price of iCAD’s common stock on December 30, 2005. Approximately $1,362,000 of the 2005 pro forma expense listed above relates to options included in this acceleration group.

Commencing on September 22, 2006, the Company offered to its employees, members of its Board of Directors and certain consultants of the Company, the opportunity to tender for cancellation, all outstanding options to purchase shares of the Company’s common stock, $0.01 par value, previously granted to them under the iCAD, Inc. 2001 Stock Option Plan, 2002 Stock Option Plan, 2004 Stock Option Plan, the Intelligent Systems Software, Inc. 2001 Stock Option Plan and certain Non-Plan Stock Options that were granted in connection with the Company’s acquisition of Qualia Computing, Inc. and its CADx Systems, Inc. subsidiary, having an exercise price in excess of $2.00 per share in exchange for new options. There were options to purchase 1,692,065 shares of the Company’s common stock outstanding and eligible for tender pursuant to the Offer to Exchange.

Under the option exchange program, participants who tendered their eligible options for exchange were granted new options, some of the key features of which included:

a.	The number of shares of common stock subject to new options equal the same number of shares subject to the cancelled eligible options.
b.	The vesting schedule of the cancelled eligible options carried over to the new options as all options were vested and the new options vested immediately.
c.	The exercise price of the new options equal $2.07 per share, subject to adjustment for any stock splits, stock dividends and similar events.
d.	The new options have a term of two years.
e.	The new options are “non qualified options” and not “incentive stock options”, regardless of whether any of the cancelled eligible options were incentive stock options or non-qualified stock options.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(q) Stock-Based Compensation (continued)

f.
The new options otherwise contain other terms and conditions that are substantially the same as those in the above mentioned stock option plans, as the case may be, that governed the eligible plan options surrendered.

This offer to exchange was conditioned upon stockholder approval of the exchange offer which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on October 20, 2006. Subject to the terms and conditions of the offer, on October 23, 2006, the Company granted new two-year options to purchase a total of 1,159,750 shares of its common stock at $2.07 per share in exchange for the eligible options tendered for exchange. The Company calculated the fair value of the option grants immediately before and after the option exchange and determined that there was no incremental fair value and therefore no compensation expense associated with the tender offer exchange.

(r) Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which seeks to reduce the significant diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Upon adoption, the cumulative effect of any changes in net assets resulting from the application of FIN 48 will be recorded as an adjustment to retained earnings. The Company does not expect that FIN 48 will have a material impact on its financial position and results of operations.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(r) Recently Issued Accounting Standards (continued)

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. The Company does not expect the adoption of this guidance to have a material impact in its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company adopted the Bulletin during 2006. The adoption did not have any effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the impact of the adoption of SFAS 157 in its consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(2)	Restructuring Charges

Closure of Tampa Office

During the first quarter of 2004, the Company took action following its acquisition of CADx to reduce its workforce and close its office located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in engineering severance benefits and office closure expenses with approximately $180,000 due under the non-cancelable operating lease for the facility. The total charge is included in engineering and product development costs in the accompanying 2004 consolidated statement of operations. As of December 31, 2005 approximately $174,000 of severance and closing costs were paid and charged against the liability and approximately $81,000 will be recovered through a sublease arrangement negotiated in June 2005. Accordingly, the Company reduced the accrual by approximately $81,000 in 2005, which was recorded as a reduction of rent expense in fiscal 2005. The remaining facility closing cost accrued as of December 31, 2006 for lease payments net of sublease payments in 2007 was $9,401.

(3)	Financing Arrangements

Convertible Revolving Loans Payable to Related Party

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires March 31, 2008, subject to extension by the parties, with an agreement from Mr. Howard that he will not request repayment of the principal balance of the note during its term. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long term liability in the Company’s consolidated balance sheet as of December 31, 2006. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1% (9.25% at December 31, 2006). Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. Mr. Howard has also agreed that while the Loan Agreement exists, not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the shares available for issuance, defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes, non-employee warrants and non-employee stock options. On June 13, 2006 the Company borrowed $2,000,000 from Mr. Howard pursuant to the Loan Agreement and at December 31, 2006, $2,258,906 was outstanding under the Loan Agreement and $2,741,094 was available for future borrowings.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(3)	Financing Arrangements (continued)

Convertible Loans Payable to Related Parties

On June 19, 2006, the Company and Dr. Lawrence Howard, who is currently a Director of the Company, entered into a Note Purchase Agreement with respect to the purchase by Dr. Howard of an aggregate of $200,000 principal amount of a 7% Convertible Note of the Company due June 19, 2008 (the “Howard Note”) at a purchase price of $200,000. Interest on the Howard Note is payable on the due date. Principal and accrued and unpaid interest under the Howard Note can be converted by the holder into shares of the Company’s common stock at $1.50 per share. Payment of principal under the Howard Note can be accelerated by the holder if the Company files for, or is found by a court to be, bankrupt or insolvent and the Company can prepay the Howard Note prior to the due date. Dr. Howard has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Howard Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 20, 2006, the Company and Mr. Kenneth Ferry, the Company’s Chief Executive Officer, entered into a Note Purchase Agreement with respect to the purchase by Mr. Ferry of an aggregate of $300,000 principal amount of a 7% Convertible Note of the Company due June 20, 2008 (the “Ferry Note”) at a purchase price of $300,000. Interest on the Ferry Note is payable on the due date. Principal and accrued and unpaid interest under the Ferry Note can be converted by the holder into shares of the Company’s common stock at $1.50 per share. Payment of principal under the Ferry Note can be accelerated by the holder if the Company files for, or is found by a court to be, bankrupt or insolvent and the Company can prepay the Ferry Note prior to the due date. Mr. Ferry has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Ferry Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On September 12, 14 and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase of a total of $2,300,000 principal amount of 7.25% Convertible Promissory Notes (the “Notes”) from directors, officers and employees of the Company, including the following: Mr. Robert Howard (as to $1,350,000), Mr. James Harlan (as to $300,000), Mr. Steven Rappaport (as to $300,000), Dr. Elliott Sussman (as

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(3)	Financing Arrangements (continued)

Convertible Loans Payable to Related Parties (continued)

to $100,000) and Dr. Lawrence Howard (as to $100,000), all of whom are directors of the Company, and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes are due two years from the date of issue subject to the right of the Company to prepay the Notes and the right of the holders of the Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the Notes may convert the principal and accrued and unpaid interest under the Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Note issued to Mr. Steven Rappaport on September 19, 2006 in the aggregate principal amount of $300,000 was issued with a conversion price below the market price of $1.80 per share on the date of the Note and the Company recorded a discount to Note Payables of $17,647 to reflect the beneficial conversion feature. This loan is recorded on the balance sheet at its face value net of the discount at December 31, 2006 of $15,441 at $284,559.

Convertible Loans Payable to Non-Related Parties

On September 19, 2006 the Company entered into Note Purchase Agreements with respect to an aggregate of $700,000 principal amount (the “September Notes”) from two accredited outside investors, pursuant to Note Purchase Agreements between the Company and each of the investors. The loans are evidenced by Notes issued by the Company in favor of the non-related parties. The September Notes mature two years from the date of issue subject to the right of the Company to prepay the September Notes and the right of the holders of the September Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the September Notes may convert the principal and accrued and unpaid interest under the September Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The September Notes issued on September 19, 2006 in the aggregate principal amount of $700,000 were issued with a conversion price below the market price of $1.80 per share on the date of the Note and the Company recorded a discount to Note Payables of $41,177 to reflect the beneficial conversion feature. These loans are recorded on the balance sheet at their face value net of the discount at December 31, 2006 of $36,030 at $663,970.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(4)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2006 and 2005:

	2006	2005
Accrued salary and related expenses	$1,335,943	$754,943
Accrued accounting and consulting services	346,073	235,000
Accrued warranty expense	299,034	150,000
Accrued dividends	116,200	-
Accrued state taxes	110,331	125,284
Accrued legal fees	43,469	272,380
Accrued restructuring	9,401	25,505
Other accrued expenses	629,830	353,791
	$2,890,281	$1,916,903

(5)	Notes Payable

To complete the acquisition of CADx in 2003, the Company executed a secured promissory note in the amount of $4,500,000 to purchase Qualia’s shares, issued in favor of CADx Canada which is payable in quarterly installments over a 3 year period commencing April 2004 and bears interest at the rate per annum equal to the greater of (i) 6.25% or (iii) the prime rate plus 1%, (9.25% at December 31, 2006). The note is secured by the assets of iCAD. The balance of the scheduled maturity of the note payable at December 31, 2006 is $375,000 with the final payment on the note due in 2007.

(6)	Stockholders’ Equity

(a) Preferred Stock

7% Series A Convertible Preferred Stock. On December 22, 1999 the Company, pursuant to the authority of the Company's Board of Directors, adopted a resolution creating a series of preferred stock designated as 7.0% Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The number of shares initially constituting the Series A Preferred Stock was 10,000, par value $.01 per share, which may be decreased (but not increased) by the Board of Directors without a vote of stockholders, provided, however, that such number may not be decreased below the number of then outstanding shares of Series A Preferred Stock. The holders of the shares of Series A Preferred Stock vote together with the common stock as a single class on all actions to be voted on by the stockholders of the Company. Each share of Series A Preferred Stock entitle the holder thereof to such number of votes per share on each such action as shall equal the number of whole shares of common stock into which each share of Series A Preferred Stock is then convertible. The holders are entitled to notice of any stockholder’s meeting in accordance with the By-Laws of the Company. Each share of Series A Preferred Stock is

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(6)	Stockholders’ Equity (continued)

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

In March 2005, 1,000 shares of the Company’s 7% Series A Preferred Stock were converted by unrelated parties into 100,000 shares of the Company’s common stock. As of December 31, 2006 and 2005 the Company had 5,150 shares of its 7% Series A Preferred Stock issued and outstanding, with an aggregate liquidation value of $515,000

The Company has reserved 515,000 shares of common stock issuable upon conversion of the Convertible Series A Preferred Stock.

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

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
(6)	Stockholders’ Equity (continued)

(a) Preferred Stock (continued)

being converted by $2.00 (the “Conversion Rate”). The Conversion Rate is subject to appropriate adjustment by stock split, dividend or similar division of the common stock or reverse split or similar combinations of the common stock prior to conversion. The Company may at any time after the date of issuance, at the option of the Board of Directors, redeem in whole or in part the Series B Preferred Stock by paying cash equal to $1,000 per share together with any accrued and unpaid dividends (the “Redemption Price”). The Redemption Price is subject to appropriate adjustment by the Board of Directors of similar division of shares of Series B Preferred Stock or reverse split or similar combination of the Series B Preferred Stock. In the event the Company liquidates, dissolves or winds up, no distribution will be made to the holders of shares of common stock unless, prior thereto, the holders of shares of Series B Preferred Stock have received $1,000 per share (as adjusted for any stock dividends, combinations or splits) plus all declared or accumulated but unpaid dividends. The holders of shares of Series B Preferred Stock, in preference to the holders of shares of common stock, are entitled to receive cumulative dividends of $70.00 per annum per share, payable annually, subject to appropriate adjustment by the Board of Directors of the Company in the event of any stock split, dividend or similar division of shares of Series B Preferred. Dividends are payable annually, in arrears, on the last day of December in each year.

In October 2000 the Company sold, in private transactions, a total of 1,400 shares of its 7% Series B Preferred Stock at $1,000 per share, consisting of 1,350 shares to unrelated parties, and 50 shares to Mr. W. Scott Parr, the Company’s former Chief Executive Officer, for gross proceeds of $1,400,000. The 1,400 shares of 7% Series B Preferred Stock were issued with a conversion price below the Company’s common stock quoted value and as a result accreted dividends of $996,283 were recorded and included in the net loss per share calculation for the year ended December 31, 2000. In 2003, 115 shares of the Company’s Series B Preferred Stock were converted by unrelated parties into 57,500 shares of the Company’s common stock. In March 2005, 61 shares of the Company’s Series B Preferred Stock were converted by unrelated parties into 30,500 shares of the Company’s common stock.

In May 2006, 79 shares of the Company’s Series B Preferred Stock were converted by Dr. Herschel Sklaroff, a director at the time of conversion, into 39,500 shares of the Company’s common stock. As of December 31, 2006 and 2005 the Company’s had 1,145 and 1,224 shares, respectively, of its 7% Series B Preferred Stock issued and outstanding, with an aggregate liquidation value of $1,145,000 and $1,224,000, respectively. The Company has reserved 572,500 shares of common stock issuable upon conversion of the Convertible Series B Preferred Stock.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(6)	Stockholders’ Equity (continued)

(b) Stock Options

The Company has five stock option or stock incentive plans, which are described as follows:

The 2001 Stock Option Plan, ("The 2001 Plan").

The 2001 Plan was adopted by the Company’s stockholders in August 2001. The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,200,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price shall cannot be less than 110% of the market price. Incentive options granted to date under the 2001 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options shall expire no later than five years after the date of grant. Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2006 there are no further options available for grant under this plan.

The 2002 Stock Option Plan, ("The 2002 Plan").

The 2002 Plan was adopted by the Company’s stockholders in June 2002. The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 500,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted to date under the 2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire no later than five years after the date of grant. Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2006, there were 4,000 shares available for issuance under the 2002 Plan.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(6)	Stockholders’ Equity (continued)

(b) Stock Options (continued)

Intelligent Systems Software 2001 Stock Option Plan.

In connection with iCAD’s acquisition of Intelligent Systems Software, Inc. (“ISSI”) in June 2002, iCAD assumed options granted under ISSI’s 2001 Stock Option Plan to purchase 400,000 shares of ISSI’s common stock, which options were converted upon such acquisition into the right to purchase 500,000 shares of iCAD’s common stock in accordance with the terms and conditions set forth in such 2001 Stock Option Plan.

The 2004 Stock Incentive Plan, ("The 2004 Plan").

The 2004 Plan was adopted by the Company’s stockholders in June 2004. The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2004 Plan generally vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire no later than five years after the date of grant. Non-qualifying options granted under the 2004 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2006 there were 93,750 options available for issuance under the 2004 Plan.

The 2005 Stock Incentive Plan, ("The 2005 Plan").

The 2005 Plan was adopted by the Company’s stockholders in June 2005. The 2005 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 600,000 shares of the Company's common stock of which at December 31, 2006, 219,612 shares are eligible for future grants.

The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for incentive

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)
(6)	Stockholders’ Equity (continued)

(b) Stock Options (continued)

options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2005 Plan generally vest 100% over periods extending from the date of grant to three years from the date of grant and expire not later than five years after the date of grant, except for 10% stockholders whose options expire no later than five years after the date of grant. Non-qualifying options granted under the 2005 Plan are generally exercisable over a five year period, vesting on the date of grant.

A summary of stock option activity is as follows:

	Option	Price range	Weighted
	Shares	per share	Average
Outstanding, January 1, 2004	3,688,551	$0.80-$4.91	$2.12
Granted	1,334,000	$2.59-$5.28	$4.74
Exercised	(593,574)	$0.80-$3.49	$1.64
Forfeited	(514,466)	$1.55-$5.28	$2.52
Outstanding, December 31, 2004	3,914,511	$0.80-$5.28	$3.04
Granted	1,162,500	$1.06-$3.92	$3.54
Exercised	(293,476)	$0.80-$3.49	$1.67
Forfeited	(533,772)	$1.13-$5.28	$4.89
Outstanding, December 31, 2005	4,249,763	$0.80-$5.28	$3.04
Granted	2,405,000	$1.45-$3.18	$1.80
Exercised	(320,086)	$0.95-$2.07	$1.89
Forfeited	(705,947)	$1.06-$5.28	$3.82
Outstanding, December 31, 2006	5,628,730	$0.80-$5.28	$2.08

Exercisable at year-end
2004	2,414,182	$0.80-$3.49	$2.28
2005	4,161,763	$0.80-$5.28	$3.08
2006	4,053,230	$0.80-$5.28	$2.22

Available for future grants
2006	317,362

The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 2006 was 4.3 years.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(6)	Stockholders’ Equity (continued)

(b) Stock Options (continued)

During the year ended December 31, 2006, the Company recorded $1,334,485 for share-based compensation in accordance with SFAS 123R. Included in the stock based compensation charge is approximately $258,000 relating to modified outstanding stock options of the Company’s former Chief Executive Officer. As of December 31, 2006, there was approximately $968,834 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 3 years.

The Company issued 2,405,000 stock options in the year ended December 31, 2006. The options granted during 2006 had a weighted average exercise price of $1.80. The weighted average fair value of options granted during the year ended December 31, 2006 was $0.94 and was estimated on the grant date using the Black-Scholes and Lattice option-pricing models with generally the following weighted average assumptions: expected volatility of 62.5%, expected term of 3.5 years, risk-free interest rate of 4.78%, and expected dividend yield of 0%. Expected volatility is based on the average of peer group volatility, which includes the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107 and other methods. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. During 2006 the forfeiture rate approximated 2%. Under the true-up provisions of SFAS123R, the Company will record additional expense if the actual forfeiture rate is lower than the Company’s estimate, and will record a recovery of prior expense if the actual forfeiture rate is higher than the Company’s estimate. The aggregate intrinsic value of options outstanding at December 31, 2006, 2005 and 2004 was $5,467,459, $124,285 and $6,371,812. The Company used the market price of $2.95, $1.17 and $4.47 at December 31, 2006, 2005 and 2004 versus the exercise price of each option, respectively.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(6)	Stockholders’ Equity (continued)

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

The Company has reserved 1,003,311 shares of common stock issuable upon exercise of the warrants. At December 31, 2006 there are warrants to purchase 1,003,311 of the Company’s common stock that are exercisable at the following prices:

Warrants	Exercise Price
67,200	$5.00
936,111	$5.50

No warrants were issued or exercised in 2006 or 2005.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Income Taxes

As a result of the 2006, 2005, 2004 losses, no income tax expense was incurred for these years.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company has fully reserved the deferred tax asset as it is more likely than not that the deferred tax assets will not be utilized. Deferred tax liabilities (assets) are comprised of the following at December 31:

	2006	2005	2004
Inventory (Section 263A)	$(279,000)	$(258,000)	$(72,000)
Inventory reserves	(142,000)	(150,000)	(102,000)
Receivable reserves	(30,000)	(153,000)	(153,000)
Other accruals	(435,000)	(142,000)	(33,000)
Accumulated depreciation/amortization	1,398,000	1,718,000	2,246,000
Stock options	(337,000)	-	-
Tax credits	(2,632,000)	(2,632,000)	(1,998,000)
NOL carryforward	(13,771,000)	(13,592,000)	(12,983,000)
Net deferred tax assets	(16,228,000)	(15,209,000)	(13,095,000)
Valuation allowance	$16,228,000	$15,209,000	$13,095,000
	$-	$-	$-

As of December 31, 2006, the Company has net operating loss carryforwards totaling approximately $40,300,000 expiring between 2007 and 2026. The amount of the net operating loss carryforwards, which may be utilized in any future period, may be subject to certain limitations based upon changes in the ownership of the Company’s common stock.

In addition the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,632,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2026.

(8)	Segment Reporting, Geographical Information and Major Customers

(a) Segment Reporting

The Company follows SFAS No. 131 “Disclosures About Segments of a Business Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(8)	Segment Reporting, Geographical Information and Major Customers (continued)

(a) Segment Reporting (continued)

a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company operated in one segment for all years presented.

(b)	Geographic Information

The Company's sales are made to distributors and dealers of mammography and other medical equipment, and to foreign distributors of mammography medical equipment. Total export sales were approximately $1,022,000 or 5% of total sales in 2006, $1,747,000 or 9% of total sales in 2005 and $1,331,000 or 6% of total sales in 2004.

As of December 31, 2006 and 2005 the Company had outstanding receivables of $239,660 and $303,339, respectively, from distributors of its products who are located outside of the United States.

(c) Major Customers

During the year ended December 31, 2006 the Company had sales of $4,266,491 and $2,462,225, or 22% and 12% of sales, to GE Healthcare and Hologic, Inc., respectively. These were the Company’s two major customers in 2006 with accounts receivable balances of $946,475 and $18,920, respectively, due from these customers at December 31, 2006. For the years ended December 31, 2005 and 2004 the Company’s two major customers were SourceOne Healthcare and GE Healthcare. with sales of $3,725,065 and $2,913,493 or 19% and 15% of sales in 2005 and sales of $6,871,412 and $4,983,683 or 29% and 21% of sales in 2004. The account receivable balances for these two major customers were $139,816 and $430,360, respectively, due at December 31, 2005 and $1,849,791 and $12,090, respectively, due from these customers at December 31, 2004.

(d) Product Information

The Company’s revenues by product line are as follows:

For the year ended December 31,	2006	2005	2004
Products	$16,807,013	$17,988,827	$21,975,211
Service and supplies	2,914,345	1,780,995	1,333,251
Total	$19,721,358	$19,769,822	$23,308,462

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(9)	Commitments and Contingencies

(a) Lease Obligations

As of December 31, 2006, the Company had three lease obligations related to its facilities. The Company recently relocated its principal executive offices and on November 22, 2006 the Company signed a lease (the “Lease”) for office space located in Nashua, New Hampshire (the “Premises”). The Lease provides for a five (5) year term commencing on the December 15, 2006. The Lease also provides for annual base rent of $176,256 for the first year (with a one month rent allowance of $14,688 to be applied against the first month’s base rent payment); $187,272 for the second year; $198,288 for the third year; $209,304 for the fourth year and $220,320 for the fifth year. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises. The Lease provides for the Company to pay the base rent and proportionate building and real estate tax expenses in equal monthly installments. The Company also has the right to extend the term of the Lease for an additional three year period at the then current market rent rate (which shall not be less than the last annual rent paid by the Company).

Rental expense for all leases for the years ended December 31, 2006, 2005 and 2004 was $553,181, $528,681 and $781,855, net of sublease income of $112,278, $41,297, and $0, respectively.

Future minimum rental payments due under these agreements and sublease agreements as of December 31, 2006 are as follows:

	Operating	Sublease	Net
Fiscal Year	Leases	Amount	Amount
2007	658,319	109,878	548,441
2008	678,789	98,083	580,706
2009	703,560	103,478	600,082
2010	701,244	105,930	595,314
2011	220,320	-0-	220,320
	$2,962,232	$417,369	$2,544,863

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(9)	Commitments and Contingencies (continued)

(b)  Litigation

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

(c)	Employment Agreements

The Company has entered into employment agreements with certain key executives. The employment agreements provide for minimum annual salaries and performance-based annual bonus compensation as defined in their respective agreements. In addition, the employment agreements provide that if employment is terminated without cause, the executive will receive an amount equal to their respective base salary then in effect for the greater of the remainder of the original term of employment or one (1) year plus the pro rata portion of any annual bonus earned in any employment year through the date of termination.

(10)	Quarterly Financial Data (unaudited)

				Income (Loss)
				per share
				available
	Net	Gross	Net	to common
2006	sales	profit	income (loss)	stockholders
First quarter	$4,373,650	$3,454,771	$(1,605,894)	$(0.04)
Second quarter	$3,869,693	$3,032,285	$(2,558,299)	$(0.07)
Third quarter	$5,038,336	$3,844,162	$(1,094,482)	$(0.03)
Fourth quarter	$6,439,679	$5,099,322	$(1,379,283)	$(0.04)

2005
First quarter	$6,007,607	$4,734,034	$641,929	$0.02
Second quarter	$4,231,104	$3,215,740	$(1,083,662)	$(0.03)
Third quarter	$3,393,804	$2,467,762	$(2,562,831)	$(0.07)
Fourth quarter	$6,137,307	$4,716,229	$(1,753,924)	$(0.05)

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(10)	Quarterly Financial Data (unaudited) (continued)

The fourth quarter results of fiscal 2006 includes discretionary bonuses of approximately $482,000 which were determined in the fourth quarter, the adoption of a Board Compensation plan in the fourth quarter resulting in expense of $163,000 and a reduction in expense of approximately $291,000 for the change in estimate related to accounts receivable reserve due to improved collections as a percentage of accounts receivable balance.

iCAD, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

	Balance at	Charged to			Balance
	Beginning	Cost and			at end
Description	of Year	Expenses	Deductions		of Year
Year End December 31, 2006:
Allowance for Doubtful Accounts	$450,000	$(248,482)	$113,171	(1)	$88,347
Inventory Reserve	$400,000	$413,227	$394,565	(2)	$418,662
Warranty Reserve	$150,000	$149,034	$-		$299,034
Restructuring Reserve	$25,505	$(16,104)	$-		$9,401

Year End December 31, 2005:
Allowance for Doubtful Accounts	$450,000	$40,338	$40,338	(1)	$450,000
Inventory Reserve	$300,000	$120,782	$20,782	(2)	$400,000
Warranty Reserve	$150,000	$295,419	$295,419		$150,000
Restructuring Reserve	$140,945	$(34,784)	$80,656		$25,505

Year End December 31, 2004:
Allowance for Doubtful Accounts	$105,000	$187,450	$(157,550)	(1)	$450,000
Inventory Reserve	$115,000	$(64,063)	$(249,063)	(2)	$300,000
Warranty Reserve	$100,000	$252,178	$202,178		$150,000
Restructuring Reserve	$-	$140,945	$-		$140,945

(1) Represents the amount of accounts charged off.
(2) Represents inventory written off and disposed of.