Form 10-K/A
period 2006-12-31
ICAD INC
filed 2007-04-30
CIK 749660

UNITED STATES
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on June 30, 2006 was $47,369,481.

As of April 25, 2007, the registrant had 38,026,591 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of iCAD, Inc. for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 22, 2007 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2006 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to iCAD, Inc. and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following is information with respect to our executive officers and directors.

Name	Age	Position with iCAD	Since

Robert Howard #	83	Chairman of the Board, and Director	1984
Kenneth Ferry+	53	President, Chief Executive Officer, and Director	2006
Darlene Deptula-Hicks	49	Executive Vice President of Finance, Chief Financial Officer and Treasurer	2006
Jeffrey Barnes	44	Senior Vice President of Sales	2006
Stacey Stevens	38	Senior Vice President of Marketing and Strategy	2006
Jonathan Go	44	Senior Vice President of Research and Development	2006
Rachel Brem#	48	Director	2004
George Farley+	68	Director	2004
James Harlan*	55	Director	2000
Lawrence Howard#	54	Director	2006
Steven Rappaport +	58	Director	2006
Maha Sallam*	40	Director	2002
Elliot Sussman*	55	Director	2002

+  Class I Director, current term expires in 2009
*  Class II Director, current term expires in 2007
#  Class III Director, current term expires in 2008

The Company’s Certificate of Incorporation provides that the Company’s Board of Directors is divided into three classes (Class I, Class II and Class III).  At each Annual Meeting of stockholders, directors constituting one class are elected for a three-year term.

Robert Howard, the founder and Chairman of the Board of Directors of the Company, a non-executive position, is the co-founder and has served since March 2007 as the Chairman of the Board and Chief Executive Officer of America Hears, Inc., a manufacturer and distributor of digital hearings aids. Mr. Howard was Chief Executive Officer of the Company from its establishment in 1984 until December of 1993. He was the founder, and from 1969 to April 1980 he served as President and Chairman of the Board, of Centronics Data Computer Corp. ("Centronics"), a manufacturer of a variety of computer printers, including the first impact dot matrix printer, which was invented by Mr. Howard. He resigned from Centronics’ board of directors in 1983. From April 1980 until 1983, Mr. Howard was principally engaged in the management of his investments. Commencing in mid-1982, Mr. Howard, doing business as R.H. Research, developed the ink jet technology upon which the Company was initially based and he contributed this technology, without compensation, to the Company. Mr. Howard was Chairman of the Board of Presstek, Inc. (“Presstek”), a public company which has developed proprietary imaging and consumables technologies for the printing and graphic arts industries, from July 1988 to September 1998 and served as Chairman Emeritus of the Board of Presstek from September 1998 to December 2000. Mr. Howard was Chairman of the Board of Ionatron, Inc. (“Ionatron”), a public company involved in the development and marketing of directed energy weapon technology and products that include direct energy weapons for defense and security customers primarily in the U.S. Government, from its inception in 2002 until he resigned as its Chairman and a director in March 2006. Mr. Howard is the father of Lawrence Howard, a member of the Company’s Board.

Kenneth Ferry has served as a Director and the Company’s President and Chief Executive Officer since May 2006. He has over 25 years of experience in the healthcare technology field, with more than 10 years experience in senior management positions. Prior to joining the Company, from October 2003 to May 2006, Mr. Ferry was Senior Vice President and General Manager for the Global Patient Monitoring business for Philips Medical Systems, the market leader in a $2.5 billion industry. In this role he was responsible for Research & Development, Marketing, Business Development, Supply Chain and Manufacturing, Quality and Regulatory, Finance and Human Resources. From August 2001 to October 2003, Mr. Ferry served as Senior Vice President for Philips Medical Systems Division. From 1983 to 2001, Mr. Ferry served in a number of management positions with Hewlett Packard and Agilent Technologies, Inc.

Darlene Deptula-Hicks has served as the Company’s Executive Vice President of Finance and Chief Financial Officer and Treasurer since September 2006. She has more than 25 years experience in financial management within the medical device and high technology industries. Prior to joining the Company, from January 2002 to February 2006, Ms. Deptula-Hicks served as Executive Vice President and Chief Financial Officer and Treasurer of ONI Medical Systems, Inc., a venture capital-backed designer and manufacturer of high-field diagnostic imaging systems. From 1998 to 2001, Ms. Deptula-Hicks was Executive Vice President and Chief Financial Officer and Treasurer of Implant Sciences Corporation, an early stage medical device company that had its initial public offering in June of 1999. Ms. Deptula-Hicks led the pre-IPO and post-IPO activities for the company. Ms. Deptula-Hicks has also held various senior financial and accounting positions at Abiomed, Incorporated; GCA Corporation; Edwards High Vacuum International and Puritan Bennett Corporation. Ms. Deptula-Hicks also currently serves on the Board of Directors and as Chair of the Audit Committees of Technest Holding, Inc., a public defense and homeland security company and IMCOR Pharmaceutical Company, a public biotech company.

Jeffrey Barnes has served as the Company’s Senior Vice President of Sales since May 2006. For the 17 years prior to joining the Company Mr. Barnes served in a variety of sales and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems). From November 2002 to April 2006 he was Vice President Sales and National Sales Manager for Cardiac Resuscitation Solutions at Philips Medical Systems, where he worked closely with iCAD’s Chief Executive Officer, Kenneth Ferry. Mr. Barnes was responsible for sales and service operations at Philips’ market-leading defibrillation field organization. From May 2000 to November 2002, Mr. Barnes served as Vice President of Marketing, Americas, for the Cardiac and Monitoring Systems unit of Hewlett-Packard /Agilent and Philips Medical Systems. He was responsible for all marketing activities and certain direct sales activities for the North and South American field operation.

Stacey Stevens has served as the Company’s Senior Vice President of Marketing and Strategy since June 2006. During the past 16 years, Ms. Stevens has served in a variety of sales, business development, and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard's Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems). From February 2005 until joining the Company she was Vice President, Marketing Planning at Philips Medical Systems, where she was responsible for the leadership of all global marketing planning functions for Philips' Healthcare Business. From 2003 to January 2005, she was Vice President of Marketing for the Cardiac and Monitoring Systems Business Unit of Philips where she was responsible for all marketing and certain direct sales activities for the America's Field Operation. Prior to that, Ms. Stevens held several key marketing management positions in the Ultrasound Business Unit of Hewlett-Packard/Agilent and Philips Medical Systems.

Jonathan Go has served as the Company’s Senior Vice President of Research and Development since October 2006. Mr. Go brings more than twenty years of software development experience in the medical industry to his position with the Company. From February 1998 to May 2006, Mr. Go served as Vice President of Engineering at Merge eMed, a provider of RIS/PACS solutions for imaging centers, specialty practices and hospitals. At Merge eMed, Mr. Go was responsible for software development, product management, testing, system integration and technical support for all of eMed's products. From July 1986 to January 1998, Mr. Go held various development roles at Cedara Software in Toronto culminating as Director of Engineering. Cedara Software is focused on the development of custom engineered software applications and development tools for the medical imaging OEMs. At Cedara Mr. Go built the workstation program, developing multiple specialty workstations that have been adopted by a large number of OEM partners.

Dr. Rachel Brem is currently the Director of Breast Imaging and Intervention, Professor of Radiology and the Vice-Chairman in the Department of Radiology at The George Washington University Medical Center, positions she has held since 2000. From 1991 to 1999 Dr. Brem was previously the Director of Breast Imaging at the John Hopkins Medical Institution. Dr. Brem’s research includes Minimally Invasive Breast Biopsy, New Technologies for the Earlier Diagnosis of breast cancer including Computer Aided Detection, as well as Nuclear Medicine Imaging of the Breast and Electrical Impedance Imaging of the Breast.

George Farley, a Certified Public Accountant, is currently a financial consultant, a position he has held since August 1999. From November 1997 to August 1999 Mr. Farley served as Chief Financial Officer and Director for Talk America, Inc (formerly Talk.com, Inc.), a communications services provider. He previously held the position as National Director, Managing Partner of BDO Seidman, LLP, where he specialized in Capital Formation and Mergers and Acquisitions. In addition to his service as director at Talk America, he has held directorships at Preserver Insurance Company, Inc., and Acorn Holding Corp., and is currently a director of Ionatron.

James Harlan was the founder and has been the Executive Vice President and Chief Financial Officer of HNG Storage Company, a natural gas storage, development and operations company since 1998. From 1991 to 1997 Mr. Harlan served as General Manager and Chief Financial Officer of Pacific Resources Group where he was responsible for the planning and financial development of various manufacturing and distribution businesses in Asia. He also served as operations research and planning analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. Mr. Harlan is also a director of Ionatron.

Dr. Lawrence Howard has been since March 1997 a general partner of Hudson Ventures, L.P. (formerly known as Hudson Partners, L.P.), a limited partnership that is the general partner of Hudson Venture Partners, L.P. (“HVP”), a limited partnership that is qualified as a small business investment company. Since March 1997, Dr. Howard has also been a managing member of Hudson Management Associates LLC, a limited liability company that provides management services to HVP. Since November 2000, Dr. Howard has been a General Partner of Hudson Venture Partners II, and a limited partner of Hudson Venture II, L.P. He was a founder and has been since November 1987, and continues to be, a director of Presstek and served in various officer positions at Presstek from October 1987 to June 1993, lastly as its Chief Executive Officer. Dr. Howard is the son of Robert Howard, the Chairman of the Company’s Board of Directors.

Steven Rappaport has been a partner of RZ Capital, LLC since July 2002, a private investment firm that also provides administrative services for a limited number of clients. From March 1995 to July 2002, Mr. Rappaport was Director, President and Principal of Loanet, Inc., an online real-time accounting service used by brokers and institutions to support domestic and international securities borrowing and lending activities. Loanet, Inc. was acquired by SunGard Data Systems in May 2001. From March 1992 to December 1994, Mr. Rappaport was Executive Vice President of Metallurg, Inc. (“Metallurg”) and President of Metallurg’s subsidiary, Shieldalloy Corporation. He served as Director of Metallurg from 1985 to 1998. From March 1987 to March 1992, Mr. Rappaport was Director, Executive Vice President and Secretary of Telerate, Inc.(“Telerate”), an electronic distributor of financial information. Telerate was acquired by Dow Jones over a number of years commencing in 1985 and culminating in January 1990, when it became a wholly-owned subsidiary. Mr. Rappaport practiced corporate and tax law at the New York law firm of Hartman & Craven from August 1974 to March 1987. He became a partner in the firm in 1979. Mr. Rappaport is currently serving as an independent director of Presstek and a number of open and closed end American Stock Exchange funds of which Credit Suisse serves as the investment adviser.

Maha Sallam, PhD has been a Vice President of the Company since July 2002. From 1997 until the Company’s acquisition of Intelligent Systems Software, Inc. (“ISSI”) in July 2002, Ms. Sallam served as President, and then Director and Vice President of Regulatory Affairs and Clinical Testing at ISSI. She was one of ISSI’s founders and has over fourteen years of experience in the medical industry. Ms. Sallam has a strong background in image analysis research including a doctoral dissertation, conference presentations and several publications.

Dr. Elliot Sussman is currently President and Chief Executive Officer of Lehigh Valley Hospital and Health Network, a position he has held since 1993. Dr. Sussman is the Leonard Parker Pool Professor of Health Systems Management, Professor of Medicine, and Professor of Health Evaluation Sciences at Pennsylvania State University’s College of Medicine. Dr. Sussman served as a Fellow in General Medicine and a Robert Wood Johnson Clinical Scholar at the University of Pennsylvania, and trained as a resident at the Hospital of the University of Pennsylvania. Dr. Sussman is a director and the Chairperson of the compensation committee of the Board of Directors of Universal Health Realty Income Trust, a public company involved in real estate investment trust primarily engaged in investing in healthcare and human service-related facilities. Dr. Sussman is also a director of the Board of Directors of VIASYS Healthcare, Inc., a healthcare technology company.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors maintains an Audit Committee which is comprised of Mr. Rappaport (Chair), Mr. Harlan and Dr. Sussman. Our Board has determined that each member of the Audit Committee meets the definition of an “Independent Director” under applicable NASDAQ Marketplace Rules. In addition, the Board has determined that each member of the Audit Committee meets the independence requirements of applicable Securities and Exchange Commission (“SEC”) rules and that Mr. Rappaport qualifies as an audit committee financial expert under applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires our officers and directors, and persons who own more than 10 percent of a registered class of our company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2006, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with, except for Robert Howard, Dr. Elliot Sussman and Dr. Herschel Sklaroff (a former director) who filed late Forms 4 with respect to a stock option grant made to each of them on November 14, 2006.

Code of Ethics

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.
98 Spit Brook Road, Suite 100
Nashua, NH 03062
Attention: Assistant Corporate Secretary

Item 11.    Executive Compensation.

EXECUTIVE COMPENSATION

The following discussion covers the compensation arrangements of our current principal executive officer, our current principal financial officer and our current three other executive officers (the “Named Executive Officers’) and our directors and includes a general discussion and analysis of our compensation program for our executive officers as well as a series of tables containing specific compensation information for our Named Executive Officers and directors as well as certain former executive officers. This discussion contains forward looking statements that are based upon our current executive compensation program, policies and methodologies. We may make changes in this program and these policies and methodologies in the future, and if made, we could have materially different compensation arrangements in the future

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is intended to provide information about our compensation objectives, policies and practices for our Named Executive Officers. The Compensation Committee of our Board of Directors oversees and approves all compensation decisions relating to our Named Executive Officers.

While our compensation program includes short-term elements, such as annual base salary, and generally annual incentive cash bonuses, a significant aspect of our compensation program includes longer term elements such as equity-based incentive awards through grants of stock options or other stock-based awards. We believe that our compensation program provides an overall level of compensation that is competitive to that offered in our industry and with executives in other companies of similar size within the healthcare industry.

The Compensation Committee intends to continue its strategy of compensating executives through programs that are linked to our achievement of our business goals and objectives, including certain financial goals, such as revenue and pre-tax profitability, and individual executives are further rewarded for exceeding those goals. The Compensation Committee believes that the total compensation of executive officers should reflect their leadership abilities, initiative, the scope of their responsibilities and our success and the past and expected future contribution of each executive to that success. The Committee seeks to foster a performance-oriented environment by tying certain compensation components to the achievement of performance targets that are important to us and to our efforts to increase stockholder value. We believe that our compensation program contributes to our employees’ and Named Executive Officers’ incentive to execute on our goals.

Objectives of our Executive Compensation Program

The Compensation Committee strives to ensure that our executive compensation programs will enable us to attract and retain superior executive talent and motivate our executives to execute our business strategy and to assist us in achieving our short-term and long-term growth and earnings goals. The primary objectives of our executive compensation program are to:

•	attract, retain and fairly compensate highly talented and experienced executives in the healthcare industry for us to achieve and expand our business goals and objectives;
•	ensure executive compensation is aligned with specific performance objectives;
•	promote the achievement of strategic and financial performance measures by tying cash and equity incentives to the achievement of measurable corporate and individual performance goals; and
•	align executives’ incentives with the creation of stockholder value.

The Compensation Committee and the Board of Directors evaluate the performance of our president/chief executive officer and rely on input from our president/chief executive officer as it relates to other senior management executives. Our goal is to compensate at levels we believe are competitive with executives in other companies of similar size within the healthcare industry.

Although the Compensation Committee did not retain a compensation consultant for 2006 it did utilize the services of Diversified Search, Inc., (“Diversified”) an executive search firm for the recruitment of our president and chief executive officer and our executive vice president and chief financial officer and senior vice president of research and development. In connection with these recruitment efforts, Diversified provided the Compensation Committee with compensation comparables for all of our executive positions. In January 2007 the Compensation Committee retained the consulting firm Pearl Meyer and Partners (“Pearl Meyer”) as its independent compensation consultant to review our executive compensation programs and to advise it on matters relating to chief executive officer and other executive officer compensation.

 Forms of Compensation Paid to Executive Officers During 2006

During the fiscal year ending December 31, 2006 we hired an entire new executive management team and we provided these executive officers with the following forms of compensation:

•	Base Salary
•	Auto Allowance
•	Signing Bonus
•	Annual Incentive Bonus Compensation
•	Equity Incentives
•	Severance and Change of Control Benefits; and
•	Retirement and other Employee Benefits.

Base Salary

Base salary represents amounts paid during the fiscal year to Named Executive Officers as direct guaranteed compensation under their employment agreements for their services to us. Base salaries are an important element of compensation and are used to provide a fixed amount of compensation for the executive’s regular work. The base salaries of executive officers are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are based on an evaluation of the individual’s performance and level of pay compared to comparable companies pay levels for similar positions.

The effective date of merit increases typically is June 1st of each year. Increases in base salaries are based upon individual performance. Base salary increases can also occur upon promotion.

The base salary of each of our Named Executive Officers is fixed pursuant to the terms of their respective employment agreements with us and, when a contract is up for, or otherwise considered for, renewal, may be increased upon a review of the executive’s abilities, experience and performance, as well as a review of salaries for executives for comparable positions at corporations which either compete with us in its business or of comparable size and scope of operations. The recommendations to the Board of Directors by the Compensation Committee with respect to base salary are based primarily on informal judgments reasonably believed to be in our best interests. Base salaries are used to reward individual performance of each Named Executive Officer on a day-to-day basis during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees from other companies. Moreover, base salary (and increases to base salary) are intended to recognize the overall experience, position within our company and expected contributions of each Named Executive Officer to us and our goals.

Employment Contracts

Between May 2006 and October 2006 we hired and entered into employment contracts with our five current Named Executive Officers. We did not have employment agreements with any other executive officer during 2006. In determining base salary the Compensation Committee, utilizing information obtained from Diversified and elsewhere, utilized a number of criteria, including executives’ qualifications, experience, responsibility and comparison to other companies of similar size in the healthcare industry. The material provisions of these contracts are discussed in the narrative following the Summary Compensation Table.

Auto Allowance

During 2006 and as part of their employment agreements, we agreed to pay to our Named Executive Officers an executive automobile allowance in the amount of $1,500 per month for Mr. Ferry and $1,000 per month for each of Ms. Deptula-Hicks, Mr. Barnes, Ms. Stevens and Mr. Go. The executives are responsible for paying all the expenses of maintaining, insuring and operating their automobiles. The purpose of providing the allowance is to defray the Named Executive Officer’s cost of owning and operating an automobile often used for business purposes; while preventing us from having to own and maintain a fleet of automobiles and is a taxable benefit for the Named Executive Officer.

Signing Bonus

During 2006, to help attract a talented and experienced management team we offered signing bonuses to our Named Executive Officers. We agreed to pay to signing bonus in the amount of $35,000 to Mr. Ferry, and $20,000 to each of Ms. Deptula-Hicks, Mr. Barnes, Ms. Stevens and Mr. Go. All signing bonuses were paid after commencement of their employment.

Annual Incentive Bonus Compensation

We have an Executive Incentive Bonus Plan for our Named Executive Officers. Our Named Executive Officers each have a contractual right specified in their respective employment agreements to receive an annual cash bonus, based upon goals and objectives mutually agreed by the Board of Directors and the executive, with a minimum contractual bonus for 2006. The purpose of such cash bonuses is to provide a direct financial incentive to the Named Executive Officers to achieve the goals and objectives of our company. In 2006, the following measures were taken into consideration by the Compensation Committee in evaluating the payment of cash bonuses:

1.	The strong performance of our company in the third and fourth quarters of 2006 as a direct result of the new management team;

2.	Positive changes in revenue and operating income compared to prior first and second quarters of 2006;

3.	Individual performance; and

4.	Stock performance.

In January 2007 the Compensation Committee engaged Pearl Meyer, to provide a competitive assessment of our executive compensation program. They assessed the competitiveness of our executive compensation program utilizing a peer group of nine companies, including AFP Imaging Corporation, Amicas, Inc., Bio Imaging Technologies, Inc., Clarient, Inc., CSP, Inc., Emageon, Inc., Hologic, Inc., Tripath Imaging, Inc., and Vital Images, Inc., supplemented by three published surveys. As a result of the Pearl Meyer compensation assessment and our financial results for 2006, the Board of Directors, upon recommendation of the Compensation Committee, approved 2006 bonus payments in the amounts of $175,000 for Mr. Ferry, $35,000 for Ms. Deptula-Hicks, $90,000 for Mr. Barnes, $70,000 for Ms. Stevens and $15,000 for Mr. Go. These bonuses were in lieu of any bonuses for 2006 that the Named Executive Officer’s would otherwise have been entitled to under their respective employment agreements. In addition, the amount of the incentive bonus that Ms. Stevens is eligible to receive under her employment agreement during the year ending December 31, 2007 was increased to an amount equal to 40% of her annual base salary.

Equity Incentives

The Named Executive Officers’ and our other employees are eligible to receive equity incentive awards under our equity incentive plans.  On occasion, we grant options outside of a formal stockholder approved plan to new employees, including new executive officers, as an inducement to their employment with us. The primary goal of the use of these incentives is to create long-term value for stockholders by providing the Named Executive Officers with an additional incentive to work towards maximizing stockholder value. The Compensation Committee views equity incentive awards as one of the more important components of our long-term, performance-based compensation philosophy. The grant of equity incentive awards to executive officers encourages equity ownership in iCAD and closely aligns the Named Executive Officers’ interests to the interests of all the stockholders.

Equity awards may take the form of stock options, restricted stock, unrestricted stock, stock units including restricted stock units, performance awards and other stock-based awards. The mix of cash and equity-based awards, as well as the types of equity-based awards, granted to our Named Executive Officers may vary in the future from year to year. Consideration may be given to various factors, such as the relative merits of cash and equity as a device for retaining and motivating the Named Executive Officers, the practices of other companies, individual performance, an individual’s pay relative to others, contractual commitments pursuant to employment or other agreements, and the value of already-outstanding grants of equity in determining the size and type of future equity-based awards that may be granted in the future to each Named Executive Officer.

These awards are generally provided through initial grants at or near the date of hire and through subsequent periodic grants. Equity incentive awards granted to the Named Executive Officers’ and other employees in the form of stock options have exercise prices not less than the fair market value of the stock on the date of the grant or award. Equity incentive awards vest and become exercisable at such time as determined by the Compensation Committee or Board of Directors. The initial grant is designed for the level of the job that the executive holds and is designed to motivate the executive to make the kind of decisions and implement strategies and programs that will contribute to an increase in our stock price over time. Periodic additional equity incentive awards within the comparable range for the job are expected to be granted to reflect the executives’ ongoing contributions to us, to create an incentive to remain in our employ and to provide a long-term incentive to achieve or exceed the our financial goals.

Severance and Change of Control Benefits

We have entered into employment agreements with each of the Named Executive Officers. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances, including, in the event of a “change in control”. See “Executive Compensation - Narrative Disclosure to Summary Compensation Table - Employment Contracts for our Named Executive Officers” and “Severance and Change of Control Benefits” appearing after the Outstanding Equity Awards At Fiscal Year-end table for a description of the severance and change in control benefits.

Retirement and Other Employee Benefits

We provide various employee benefit programs to all employees, including medical, dental, life insurance, short and long term disability and a 401k plan to which in early 2007 we added an employer matching contribution. Executives are eligible to participate in all our employee benefit programs, in each case on the same basis as other employees. In addition, we paid a $2,140 life insurance premium on behalf of Mr. Ferry during 2006.

Executive Compensation Tables

The following table provides information on the compensation provided during 2006 to (i) those persons who served in the capacity as our Chief Executive Officer, (ii) those persons who served in the capacity as our Chief Financial Officer, and (iii) the three highest paid executive officers other than persons who served in the capacities as our Chief Executive Officer or Chief Financial Officer, who served in such capacity during 2006 and at the end of 2006 whose total compensation exceeded $100,000 (collectively “the Named Persons”).

SUMMARY COMPENSATION TABLE

		Salary	Bonus (1)	Option Awards (9)	All Other Compensation(10)	Total
Name and Principal Position	Year	$	$	$	$	$
Kenneth Ferry (4)
President, Chief Executive Officer, Director	2006	190,385	210,000	361,536	13,563	775,484
W. Scott Parr (2)
President, Chief Executive Officer, Director	2006	257,885	-	258,000	-	515,885
Darlene Deptula-Hicks (5)
Executive Vice President of Finance, Chief Financial Officer	2006	58,423	55,000	90,438	3,462	207,323
Annette Heroux (3)
Vice President of Finance, Chief Financial Officer	2006	154,904	20,000	2,623	-	177,527
Jeffrey Barnes (6)
Senior Vice President of Sales	2006	113,846	110,000	101,682	7,385	332,913
Stacey Stevens (7)
Senior Vice President of Marketing and Strategy	2006	90,462	90,000	83,246	5,379	269,087
Jonathan Go (8)
Senior Vice President of Research and Development	2006	32,019	35,000	63,212	2,077	132,308

(1)
The amounts include (i) signing bonuses paid to the following Named Persons under the terms of their respective employment agreements -Kenneth Ferry ($35,000), Darlene Deptula-Hicks ($20,000), Jeffrey Barnes ($20,000), Stacey Stevens ($20,000) and Jonathan Go ($20,000) and (ii) bonuses earned for 2006 and paid in 2007 that were awarded to the following Named Persons in lieu of any incentive bonus to which they were otherwise entitled to under the terms of their respective employment agreements: Kenneth Ferry ($175,000); Darlene Deptula-Hicks ($35,000), Jeffrey Barnes ($90,000), Stacey Stevens ($70,000) and Jonathan Go ($15,000).

(2)	Mr. Parr resigned from the position of President and Chief Executive Officer and employee of our company in May 2006.

(3)
Ms. Heroux resigned from the position of Vice President of Finance and Chief Financial Officer of our company in September 2006 although she continues to be employed by us as Vice President of Administration.

(4)	Mr. Ferry joined our company on May 15, 2006.

(5)	Ms. Deptula-Hicks joined our company on September 11, 2006.

(6)	Mr. Barnes joined our company on May 15, 2006.

(7)	Ms. Stevens joined our company on June 1, 2006.

(8)	Mr. Go joined our company on October 23, 2006.

(9)
The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2006 related to stock option awards granted in 2006 to our Named Executive Officers or, with respect to Mr. Parr’s options, cost recognized by us resulting from the modification of Mr. Parr’s options pursuant to his separation agreement with us , computed in accordance with Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 6(b) to our consolidated financial statements.

(10)
The amounts shown in the “All Other Compensation” column for Mr. Ferry consists of an automobile allowance of $11,423 and $2,140 of life insurance premiums paid by us. For the other Named Executive Officers the amounts represent payments of an automobile allowance.

Narrative Disclosure to Summary Compensation Table

Employment Contracts for our Named Executive Officers

During 2006 we negotiated and entered into the following employment agreements with our Named Executive Officers and their compensation is determined based upon these employment agreements. A description of provisions of these agreements providing for certain post-termination payments upon termination of their employment are described following the “Outstanding Equity Awards At Fiscal Year-End table under the caption “Severance and Change of Control Benefits- Termination for Cause, without Cause, or due to a Change in Control”.

Mr. Kenneth Ferry, our President and Chief Executive Officer. We entered into an employment agreement with Mr. Ferry in April 2006 that provides for his employment as our Chief Executive Officer and President for a term commencing in May 2006 and expiring on December 31, 2008, subject to automatic one-year renewals after the expiration of the initial term under certain conditions at an annual base salary of $300,000. The agreement also provided for Mr. Ferry to receive a signing bonus of $35,000 and for his eligibility to receive during each employment year during the term of his agreement an annual incentive bonus in each calendar year of up to $100,000 (except for the 2006 fiscal year where the incentive bonus would not be less than $50,000) if we achieve goals and objectives mutually agreed upon by our Board and Mr. Ferry. Mr. Ferry is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance.

The base salary agreed to for Mr. Ferry was $300,000, effective his date of hire of May 8, 2006. While no compensation consultant was utilized in establishing Mr. Ferry’s base salary and incentive pay, based on input from Diversified and his past professional experience and credentials we believed that the compensation package provided to Mr. Ferry was comparable to that of chief executive officers for companies of similar size in the healthcare sector.

Ms. Darlene Deptula-Hicks, our Executive Vice President of Finance and Chief Financial Officer. We entered into an employment agreement with Ms. Deptula-Hicks in September 2006 that provides for her employment as our Executive Vice President of Finance and Chief Financial Officer for a term commencing on September 11, 2006 and expiring on December 31, 2008 subject to automatic one year renewals at the end of the initial term, subject to certain conditions, at an annual base salary of $205,000. The agreement also provided for Ms. Deptula-Hicks to receive a signing bonus of $20,000 and for her eligibility to receive during each employment year during the term of the Agreement an annual incentive bonus in each calendar year of up to $82,000 (except for the 2006 fiscal year where the incentive bonus would not be less than $27,000) if we achieve goals and objectives mutually agreed upon by the Board and Ms. Deptula-Hicks. Ms. Deptula-Hicks is also entitled to customary benefits, including participation in employee benefit plans and reasonable travel and entertainment expenses as well as a monthly automobile allowance.

The base salary agreed to for Ms. Deptula-Hicks was $205,000, effective her date of hire of September 11, 2006. While no compensation consultant was utilized in establishing Ms. Deptula-Hicks’ base salary and incentive pay, based input from Diversified and on her past professional experience and credentials we believed that the compensation package provided to Ms. Deptula-Hicks was comparable to that of chief financial officers for companies of similar size in the healthcare sector.

Mr. Jeffrey Barnes, our Senior Vice President of Sales. We entered into an employment agreement with Mr. Barnes in April 2006 that provides for his employment as our Senior Vice President of Sales for a term commencing on May 15, 2006 and expiring on December 31, 2008 subject to automatic one year renewals at the end of the initial term, subject to certain conditions, at an annual base salary of $185,000. The agreement also provided for Mr. Barnes to receive a signing bonus of $20,000 and for his eligibility to receive during each employment year during the term of the Agreement an annual incentive bonus in each calendar year of up to $74,000 (except for the 2006 fiscal year where the incentive bonus would not be less than $37,000) if we achieve goals and objectives mutually agreed upon by the Board and Mr. Barnes. Mr. Barnes is also entitled to customary benefits, including participation in employee benefit plans and reasonable travel and entertainment expenses as well as a monthly automobile allowance.

The base salary agreed to for Mr. Barnes was $185,000, effective his date of hire of May 15, 2006. While no compensation consultant was utilized in establishing Mr. Barnes base salary and incentive pay, based on input from Diversified and his past professional experience and credentials we believed that the compensation package provided to Mr. Barnes was comparable to that of Senior Vice President of Sales for companies of similar size in the healthcare sector.

Ms. Stacey Stevens, our Senior Vice President of Marketing and Strategy. We entered into an employment agreement with Ms. Stevens in May 2006 that provides for her employment as our Vice President of Marketing and Strategy for a term commencing on June 1, 2006 and expiring on December 31, 2008 subject to automatic one year renewals at the end of the initial term, subject to certain conditions, at an annual base salary of $160,000. The agreement also provided for Ms. Stevens to receive a signing bonus of $20,000 and for her eligibility to receive during each employment year during the term of the Agreement an annual incentive bonus in each calendar year of up to $48,000 (except for the 2006 fiscal year where the incentive bonus would not be less than $24,000) if we achieve goals and objectives mutually agreed upon by the Board and Ms. Stevens. Ms. Stevens is also entitled to customary benefits, including participation in employee benefit plans and reasonable travel and entertainment expenses as well as a monthly automobile allowance.

The base salary agreed to for Ms. Stevens was $160,000, effective her date of hire of June 1, 2006. While no compensation consultant was utilized in establishing Ms. Stevens base salary and incentive pay, based on input from Diversified and her past professional experience and credentials we believed that the compensation package provided to Ms. Stevens was comparable to that of chief marketing officers for companies of similar size in the healthcare sector.

Mr. Jonathan Go, our Senior Vice President of Research and Development. We entered into an employment agreement with Mr. Go in October 2006 that provides for his employment as our Senior Vice President of Research and Development for a term commencing on October 23, 2006 and expiring on December 31, 2008 subject to automatic one year renewals at the end of the initial term, subject to certain conditions, at an annual base salary of $185,000. The agreement also provided for Mr. Go to receive a signing bonus of $20,000 and for his eligibility to receive during each employment year during the term of the Agreement an annual incentive bonus in each calendar year of up to $74,000 (except for the 2006 fiscal year where the incentive bonus would be determined on a pro rata basis by the Company’s Board of Directors) if we achieve goals and objectives mutually agreed upon by the Board and Mr. Go. Mr. Go is also entitled to customary benefits, including participation in employee benefit plans and reasonable travel and entertainment expenses as well as a monthly automobile allowance.

The base salary agreed to for Mr. Go was $185,000, effective his date of hire of October 23, 2006. While no compensation consultant was utilized in establishing Mr. Go’s base salary and incentive pay, based on input from Diversified and his past professional experience and credentials we believed that the compensation package provided to Mr. Go was comparable to that of Senior VP’s of Research and Development for companies of similar size in the healthcare sector.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target (1) ($)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Maximum (1) ($)	All Other Option Awards: Number of Securities Underlying Options (2) (#)	Exercise or Base Price of Option Awards ($/Sh)
Kenneth Ferry		100,000	100,000
	5/15/2006			800,000	1.59
Darlene Deptula-Hicks		82,000	82,000
	9/11/2006			275,000	1.80
Jeffrey Barnes		74,000	74,000
	5/15/2006			225,000	1.59
Stacey Stevens		64,000	64,000
	6/1/2006			150,000	1.98
Jonathan Go		74,000	74,000
	11/3/2006			200,000	2.27

(1)
The Estimated Future Payouts under Non-Equity Incentive Plan Awards column represents the eligibility of the Named Executive Officers listed in the table to receive an annual incentive bonus in each calendar year pursuant to their respective employment agreements if we achieve goals and objectives established by the Board or Compensation Committee. According to the terms of their employment agreements these Named Executive Officers are eligible to receive, for each employment year, during the term of their employment agreement the following annual incentive bonus each calendar year (i) up to $100,000 for Mr. Ferry (which represents 33% of his base salary at December 31, 2006), (ii) up to $82,000 for Ms. Deptula-Hicks (which represents 40% of her base salary at December 31, 2006), (iii) up to $74,000 for Mr. Barnes (which represents 40% of his base salary at December 31, 2006), and (iv) up to $74,000 for Mr. Go (which represents 40% of his base salary at December 31, 2006). With respect to Ms Stevens, the amount of incentive bonus that she is eligible to receive under her employment agreement was increased in January 2007 to an amount equal to 40% of her annual base salary (or a bonus of up to $64,000 based upon 40% of her base salary at December 31, 2006). As set forth in note (1) to the Summary compensation Table, in January 2007 the Named Executive Officers were awarded bonuses for 2006 in lieu of any contractual bonus they otherwise were entitled to receive under the terms of their respective employments agreements. Additional terms of these employment contracts are discussed in the narrative following the Summary Compensation Table, on page 12.

(2)
Pursuant to their respective employment agreements and in consideration of their employment with us we granted our Named Executive officers, outside of a formal stock option plan, five-year non-qualified stock options to purchase the following number of shares of our common stock: Kenneth Ferry:-800,000; Darlene Deptula-Hicks-275,000; Jeffrey Barnes-225,000; Stacey Stevens-150,000 and Jonathan Go-200,000. A description of the vesting provision of these options is set forth in footnote (1) to the Outstanding Equity Awards at Fiscal Year-End table on page 16.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options held by each of the Named Persons at December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Kenneth Ferry	320,000	480,000	1.59	5/15/2011
W. Scott Parr	125,000	-	0.81	9/1/2009
	4,000	-	0.95	10/2/2011
	1,125	-	1.00	9/11/2008
	1,125	-	1.00	12/23/2008
	272,931	-	1.13	5/12/2008
	2,337	-	1.13	10/7/2009
	25,000	-	1.75	1/16/2012
	250,000	-	2.07	10/23/2008
Darlene Deptula-Hicks	55,000	220,000	1.80	9/11/2011
Annette Heroux	6,600	-	0.81	7/7/2009
	3,000	-	0.95	10/2/2011
	15,000	-	1.13	5/12/2008
	8,317	-	1.13	10/7/2009
	20,183	-	1.55	11/4/2012
	15,000	-	1.75	9/21/2010
	20,000	-	1.75	1/16/2012
	35,000	-	2.07	10/23/2008
	25,000	-	2.69	11/29/2012
-		20,000	1.54	6/26/2011
Jeffrey Barnes	90,000	135,000	1.59	5/15/2011
Stacey Stevens	60,000	90,000	1.98	6/1/2011
Jonathan Go	40,000	160,000	2.27	11/3/2011

(1)
The foregoing options (except Ms. Heroux’s) vest in five installments at various times between May 15, 2006 and October 23, 2009. The first installment vest on the grant date of the option, the second installment vest 6 months following the grant date and the remaining three installments vest annually on the grant date of each option. Vesting of the options accelerates as to the shares to which the options become exercisable at the latest date (to the extent any such shares remain unvested at the time), upon the closing sale price of our common stock for a period of twenty (20) consecutive trading days exceeding (i) 200% of the exercise price of the per share of the options; (ii) 300% of the exercise price per share of the options or (iv) 400% of the exercise price per share of the options.

SEVERANCE AND CHANGE OF CONTROL BENEFITS

As noted in the Compensation Discussion and Analysis under the subheading “Employment Contracts for our Named Executive Officers” in 2006 we entered into substantially similar employment agreements with each of our Named Executive Officers. These agreements provide for certain payments and other benefits if a Named Executive Officer’s employment with us is terminated under circumstances specified in his or her respective agreement, including a “change in control” of iCAD. A Named Executive Officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination.

Under the employment agreements, a Change in Control would include any of the following events:

• any “person” as defined in Sections 13(d) and 14(d) of the Exchange Act (other than (i) the executive, iCAD or its subsidiaries or affiliates or, (ii) any fiduciary holding securities under an employee benefit plan of iCAD or its subsidiaries) becomes the “beneficial owner” of 50% or more of our voting outstanding securities;

• our stockholders approve the sale of iCAD through a merger or a sale of our assets or otherwise; or

• a majority of our directors are replaced in certain circumstances during any period of twelve (12) consecutive months (but only with respect to Mr. Ferry’s agreement).

Termination by Reason of Death or Disability

The executive’s employment under the employment agreements may be terminated without breach in the event of death or disability. In the event of the termination of the executive’s employment by reason of death or disability, we will pay the executive’s base salary though the date of termination, at the rate then in effect, and all expenses and accrued benefits arising prior to termination which are payable to the executive pursuant to his or her employment agreement through the date of termination.

Termination for Cause, without Cause, or due to a Change in Control

If a Named Executive Officer’s employment is terminated for “cause”, we will pay the executive his or her base salary through the date of termination at the rate then in effect, and all expenses and accrued benefits arising prior to such termination which are payable to the executive pursuant to his or her employment agreement through the date of termination.

If a Named Executive Officer’s employment is terminated “without cause” prior to the expiration of his or her employment agreement, we will pay to the executive all expenses and accrued benefits arising prior to the date of termination and we will continue to pay the executives base salary as then in effect for the greater of (i) the remainder of the term of the employment agreement or (ii) a period of one year from the date of termination. No later than 15 calendar days from the date that we file our Form 10-K, we are also required to pay a pro rata portion of the incentive bonus, if any, earned for that employment year through the date of termination in the discretion of the Board of Directors. Additionally, the executive will be entitled to continue to participate in all employee benefit plans that we provide generally to our senior executives.

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements to which the Named Executive Officers would be entitled if they were terminated without cause on December 31, 2006, but not in connection with a “change in control” of iCAD.

Name	Estimated Net Present Value of Remaining Salary Payments ($)	Estimated Net Present Value of Prorata Bonus ($)	Estimated Net Present Value of Continuing Health Benefits ($)	Total Termination Benefits ($)
Kenneth Ferry	564,933	172,348	8,453	745,734
Darlene Deptula-Hicks	386,038	34,470	26,463	446,970
Jeffrey Barnes	348,375	88,636	26,463	463,475
Stacey Stevens	301,298	68,939	-	370,237
Jonathan Go	348,375	14,773	26,463	389,611

In the event a named executive officers employment is terminated within six months (for Mr. Ferry, Ms. Deptula-Hicks and Mr. Go) or three months (for Mr. Barnes and Ms. Stevens) following a change in control by us without cause (for all Named Executive Officers) or by the executive for good reason (for Mr. Ferry, Ms, Deptula-Hicks and Mr. Go), then we shall pay to the executive as severance pay and as liquidated damages an amount equal to (i) (a) his or her base salary as then in effect for the greater of (x) the remainder of the original term of the employment agreement or (y) for Mr. Ferry a period of two years from the date of termination and for all other executives a period of one year from the date of termination plus (b) an amount equal to the incentive bonus which would otherwise been payable for the employment year in which the date of termination occurs in monthly installments commencing 30 days following the date of termination or (ii) a lump sum cash payment equal to the present value of the payment otherwise due under clause (i); provided that if such severance payment, either alone or together with other payments or benefits, either cash or non-cash, that the Named Executive Officer has the right to receive from us, including, but not limited to, accelerated vesting or payment of any deferred compensation, options, stock appreciation rights or any benefits payable to the executive under any plan for the benefit of employees, which would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986), then such severance payment or other benefit shall be reduced to the largest amount that will not result in receipt by the executive of a parachute payment.

If within six months (for Mr. Ferry, Ms. Deptula-Hicks and Mr. Go) or three months (for Mr. Barnes and Ms. Stevens) after the occurrence of a change in control, we terminate the executive's employment without cause (for all Named Executive Officers) or the executive terminates his or her employment for good reason (for Mr. Ferry, Ms. Deptula-Hicks and Mr. Go), then notwithstanding the vesting and exercisability schedule in any stock option agreement between us and the executive, all unvested stock options shall immediately vest and become exercisable and shall remain exercisable for not less than 180 days.

The receipt of the payments and benefits to the Named Executive Officers under their employment agreements are generally conditioned upon their complying with customary non-solicitation, non-competition, confidentiality, non-interference and non-disparagement provisions. By the terms of such agreements, the executives acknowledge that a breach of some or all of the covenants described in their employment will entitle us to injunctive relief restraining the commission or continuance of any such breach, in addition to any other available remedies.

The following table provides the term of such covenants following the termination of employment as it relates to each Named Executive Officer:

Covenant	Kenneth Ferry	Darlene Deptula-Hicks	Jeffrey Barnes	Stacey Stevens	Jonathan Go

Confidentiality	Infinite duration for trade secrets and five years otherwise	Infinite duration for trade secrets and five years otherwise	Infinite duration for trade secrets and five years otherwise	Infinite duration for trade secrets and five years otherwise	Infinite duration for trade secrets and five years otherwise

Non-solicitation	Two Years	Two Years	Two Years	Two Years	Two Years

Non-competition	Two Years	Two Years	Two Years	Two Years	Two Years

Non-interference	Two Years	Two Years	Two Years	Two Years	Two Years

Non-disparagement	Infinite duration	Infinite duration	Infinite duration	Infinite duration	Infinite duration

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the Named Executive Officers would be entitled upon termination of employment if we terminated their employment without cause within three or six months following a “change in control” of iCAD that (by assumption) occurred on December 31, 2006.

Name	Present Value of Salary & Bonus Payment ($)	Value of Accelerated Vesting of Equity Awards (1) ($)	Total Termination Benefits ($)
Kenneth Ferry	729,705	217,082	946,787
Darlene Deptula-Hicks	418,992	93,777	512,769
Jeffrey Barnes	433,115	61,054	494,169
Stacey Stevens	367,206	42,503	409,709
Jonathan Go	362,499	65,074	427,573

(1)
This amount represents the unrealized value of the unvested portion of the respective Named Executive Officer’s stock options based upon a closing price of $2.95 of our common stock on December 29, 2006 and calculated in accordance with Section 280G of the Internal Revenue Code and the regulations promulgated thereunder.

Retirement and Other Employee Benefits

We provide various employee benefit programs to all employees, including medical, dental, life insurance, short and long term disability and a 401k plan which in early 2007 we added an employer matching contribution. Executives are eligible to participate in all our employee benefit programs, in each case on the same basis as other employees. In addition, we paid a $2,140 life insurance premium on behalf of Mr. Ferry.

Separation Agreements with Former Officer

On April 19, 2006 we entered into a separation agreement and release with W. Scott Parr, our then Chief Executive Officer and President, providing for his resignation from those positions with us effective May 15, 2006. Pursuant to the agreement Mr. Parr received his salary through May 15, 2006 and will receive a total separation payment equal to $480,000 less applicable taxes and withholding, payable in 24 monthly installments. In addition, the agreement provides Mr. Parr the ability to exercise his options to purchase common stock through the then existing term of the options. Mr. Parr also receives benefits under of our healthcare plans.

COMPENSATION OF DIRECTORS

Compensation of Directors is determined by the Board in conjunction with recommendations made by the Compensation Committee. The following is the 2006 compensation that was paid and the 2007 compensation to be paid to those members of the Board who are not employees of iCAD or any or any of its subsidiaries and have not been employed by iCAD or any of its subsidiaries at any time since December 31, 2005 (the “Non-Employee Directors”).

2006 Compensation:

1.	Cash Compensation.

For 2006, each Non-Employee Director received an annual retainer of $18,000 except for the Chairperson of the Board of Directors who received an annual retainer of $35,000. In addition to the annual $18,000 retainer the Chairperson of the Audit Committee received an annual fee of $7,500; the Chairperson of the Compensation Committee received an annual fee of $5,000 and the Chairperson’s of other Board committees received an annual fee of $3,000. iCAD’s “financial expert” received an additional annual fee of $5,000.

With respect to Board or Board Committee meetings held after October 20, 2006 but prior to January 1, 2007, each Non-Employee Directors received $1,000 for each Board or Board Committee meeting attended in person, $1,000 for each Board meeting attended telephonically and $500 for each Board Committee meeting attended telephonically. These amounts were paid in January 2007.

2.	Equity Compensation

In November 2006 each Non-Employee Director was granted a five-year, immediately exercisable non-qualified options to purchase 15,000 shares of common stock at an exercise price equal to the fair market value of the Common Stock on the date of issuance. These options are not subject to forfeiture as a result of the director ceasing to act as a director of iCAD.

2007 Compensation:

Cash Compensation

a) Amounts. For 2007, each Non-Employee Director will receive an annual retainer of $18,000 except for the Chairperson of the Board who will receive an annual retainer of $35,000. In addition to the $18,000 retainer, the Chairperson of the Audit Committee will also receive an annual fee of $7,500; the Chairperson of the Compensation Committee will also receive an annual fee of $5,000 and the Chairperson’s of other Board committees will also receive an annual fee of $3,000. iCAD’s designated “financial expert” will also receive an additional annual fee of $5,000 unless the financial expert was also the Chairperson of the Audit Committee and received the $7,500 fee for acting as such Chairperson.

Additionally, for each Board or Board Committee meeting attended in person, each Non-Employee Director will receive $1,000. For each Board meeting attended telephonically, each Non-Employee Director will receive $1,000. For each Board Committee meeting attended telephonically, each Non-Employee Director will receive $500.

b) Payment Dates. The Non-Employee Director annual board retainer, Committee Chair retainer and the designated financial expert retainer is paid quarterly, in arrears on the 20th day of April, July, October and January of each year (or if such date is not a business day on the next following business day). The $1,000 and/or $500 fees for attendance at Board or Board Committee meetings is also to be paid in arrears on the 20th day of April, July, October and January of each year (or if such date is not a business day on the next following business day) for meetings attended in the immediately preceding quarter (each a “payment date”).

c) Election to receive options in lieu of cash fees.

In lieu of receiving the cash payments set forth in 2(a) above, each Non-Employee Director was entitled to choose to receive five-year non-qualified stock options to purchase that number of shares of Common Stock that has a Black Sholes value (as determined by us using the same methodology as it uses to calculate options for purposes of its audited financial statements) on a given Payment Date equal to the value of the cash fees the director would otherwise be entitled to. Any such election must be made by the director for an ensuing year during the “open window” period (as determined under our Insider Trading Policy) during the fourth quarter of the preceding year. The election must be made in writing and delivered to our Chief Executive Officer or Chief Financial Officer at our principal executive offices. The date of the open window period is the thirty calendar day period beginning three days after we release our third quarter financial results. An election, once made, is irrevocable and covers all of the cash fees for the ensuing year. Any option issued under this election will vest immediately upon the date of issuance and will have an exercise price equal to the fair market value of the Common Stock on the applicable payment date and will not be subject to forfeiture as a result of the director ceasing to act as a director of iCAD.

Equity Compensation

a.) Initial Awards of Options for New Directors.

Any person who is elected or appointed as an Non-Employee Director and who has not served as a director of iCAD in the prior calendar year automatically receives, on the date of election or appointment to the Board, an award of five-year immediately exercisable non-qualified stock options to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value of Common Stock on the date of grant and will not be subject to forfeiture as a result of the director ceasing to act as a director of iCAD.

b.) Quarterly Option Awards.

On each payment date, each Non-Employee Director will be granted five-year immediately exercisable non-qualified options to purchase shares of Common Stock. The options shall be payable in arrears for Board or Board Committee services rendered by the Non-Employee Director in the three month period immediately preceding the date of the award (the “Service Period”). The exercise price of these options will be equal to the fair market value of the Common Stock on the applicable quarterly payment date and will not be subject to forfeiture as a result of the director ceasing to act as a director of iCAD. A total of 3,750 options will be granted to each director who served for the entire Service Period. Any Non-Employee Director who served for only a portion of the Service Period will receive proportionately fewer options.

The following table provides information on director compensation paid by us during 2006.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Option Awards (1) ($)	Total ($)
Robert Howard	35,000	15,781	50,781
Dr. Rachel Brem	18,000	26,302	44,302
George Farley	26,000	26,302	52,302
James Harlan	25,500	26,302	51,802
Dr. Lawrence Howard	2,250	26,302	28,552
Steven Rappaport	-	29,638	29,638
Dr. Herschel Sklaroll	18,000	15,781	33,781
Dr. Elliot Sussman	23,000	15,781	38,781

(1)
The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2006 related to stock option awards to directors, computed in accordance with Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 6 to our Consolidated Financial Statements. All options granted to directors in 2006 vested immediately.

The table above does not reflect the grant to Mr. Farley on October 23, 2006 of two-year options to purchase 45,000 shares of Common Stock with an exercise price of $2.07 in exchange for an equal number of options with an exercise price of $3.35 pursuant to iCAD’s option exchange offer.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for, among other things, assisting the Board in overseeing our executive compensation strategy and reviewing and approving the compensation of our executive officers. During 2006 there were no interlock relationships between our executive officers and the members of our Compensation committee. As noted under Item 13-“Certain Relationships and Related Transactions and Director Independence”, in September 2006 we entered into a Note Purchase Agreement with Mr. Harlan with respect to his purchase from us of a total of $300,000 principal amount of our 7.25% Convertible Promissory Notes.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as amended.

By the Compensation Committee: Elliot Sussman, M.D. (Chairperson) and Rachel Brem, M.D

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our Common Stock and Series A Convertible Preferred Stock owned on April 25, 2007 by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our Common Stock (ii) each person named in the Summary Compensation Table, (iii) each of our directors and (iv) all current executive officers and directors as a group. The table also provides information regarding beneficial owners of more than 5% of the outstanding shares of our Series A Convertible Preferred Stock. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 98 Spit Brook Road, Suite 100, Nashua, New Hampshire 03062.

BENEFICIAL OWNERSHIP TABLE

		Number of Shares
Title	Name and Address of	Beneficially		Percentage
of Class	Beneficial Owner	Owned (1) (2)		of Class
Common	Robert Howard	5,706,037	(3)	14.1%
Common	Donald Chapman	1,938,205	(4)	5.0%
Preferred Series A		4,600		100.0%
Common	Maha Sallam	1,752,071	(5)	4.6%
Common	Dr. Lawrence Howard	1,269,657	(6)	3.3%
Common	Kenneth Ferry	900,000	(7)	2.3%
Common	W. Scott Parr	384,127	(8)	1.0%
Common	Dr. Rachel Brem	70,000	(9)	*
Common	George Farley	70,000	(10)	*
Common	James Harlan	386,471	(11)	1.0%
Common	Steven Rappaport	201,471	(12)	*
Common	Dr. Elliot Sussman	121,824	(13)	*
Common	Jeffrey Barnes	209,412	(14)	*
Common	Jonathan Go	80,000	(15)	*
Common	Darlene Deptula-Hicks	165,000	(16)	*
Common	Stacey Stevens	149,412	(17)	*
Common	Annette Heroux	189,179	(18)	*
Common	All current executive officers and directors as a group (13 persons)	11,081,355	(3), (5), (6)	25.8%
		(7) & (9) through (17)

* Less than one percent

1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 25, 2007, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 25, 2007, have been exercised.

2)	Unless otherwise noted, we believe that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3)
Includes options to purchase 75,000 shares of Common Stock at $2.76 per share and 15,000 shares at $2.82 per share, 1,427,257 shares of the Common Stock pursuant to convertible notes issued to Mr. Howard pursuant to the Loan Agreement with us and 794,118 shares pursuant to a convertible note issued to Mr. Howard in September 2006 and 20,000 shares beneficially owned by Mr. Howard’s wife.

4)
Includes 28,000 shares owned by Mr. Chapman’s wife, 460,000 shares of Common Stock issuable upon conversion of 4,600 shares of Series A Convertible Preferred Stock and 340,000 shares of Common Stock issuable upon conversion of 680 shares of Series B Convertible Preferred Stock owned by Mr. Chapman.

5)	Includes options to purchase 56,250 shares of Common Stock at $0.80 per share, 100,000 shares at $3.49 per share and also includes 183,625 shares beneficially owned by Dr. Sallam’s husband.

6)
Includes options to purchase 25,000 shares of Common Stock at $2.82 per share, 192,157 shares of Common Stock pursuant to convertible notes issued to Dr. Howard in 2006 and also includes 52,500 shares beneficially owned by Dr. Howard’s children.

7)	Includes options to purchase 640,000 shares of Common Stock at $1.59 per share and 200,000 shares of Common Stock pursuant to a convertible note issued to Mr. Ferry in 2006.

8)	Includes options to purchase 250,000 shares at $2.07 per share and also includes 11,000 shares beneficially owned by Mr. Parr’s wife.

9)	Includes options to purchase 45,000 shares of Common Stock at $3.35 per share and 25,000 shares at $2.82 per share.

10)	Includes options to purchase 45,000 shares of Common Stock at $2.07 per share and 25,000 shares at $2.82 per share.

11)
Includes options to purchase 25,000 shares of Common Stock at $1.75 per share, 75,000 shares at $1.55 per share, 25,000 shares at $2.82 per share, and also includes 176,471 shares of Common Stock pursuant to a convertible note issued to Mr. Harlan in 2006.

12)	Includes options to purchase 25,000 shares of Common Stock at $3.18 per share and 176,471 shares of Common Stock pursuant to a convertible note issued to Mr. Rappaport in 2006.

13)
Includes options to purchase 15,000 shares of Common Stock at $1.55 per share, 15,000 shares at $2.82 per share and also includes 58,824 shares of Common Stock pursuant to a convertible note issued to Dr. Sussman in 2006.

14)	Includes options to purchase 180,000 shares of Common Stock at $1.59 per share and 29,412 shares of Common Stock pursuant to a convertible note issued to Mr. Barnes in 2006.

15)	Includes options to purchase 80,000 shares of Common Stock at $2.27 per share.

16)	Includes options to purchase 165,000 shares of Common Stock at $1.80 per shares.

17)	Includes options to purchase 120,000 shares of Common Stock at $1.98 per share and 29,412 shares of Common Stock pursuant to a Convertible note issued to Ms. Stevens in 2006.

18)
Includes options to purchase 6,600 shares of Common Stock at $0.81 per share, 3,000 shares at $0.95 per share, 23,317 shares at $1.13 per share, 20,183 shares at $1.55 per share, 6,667 shares at $1.54 per share, 35,000 shares at $1.75 per share, 25,000 shares at $2.69 per share, and 35,000 shares at $3.92 per share, and also includes 29,412 shares of Common Stock pursuant to a convertible note issued to Ms. Heroux in 2006.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:
Equity compensation plans approved by security holders:	3,978,730	$2.22	317,362
Equity compensation plans not approved by security holders (1):	2,653,311	$3.18	-0-
Total	6,632,041	$2.60	317,362

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with warrant and non-plan option holders. These warrants and options are five years in duration, expire at various dates between November 24, 2008 and November 11, 2010, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 6 of Notes to the Consolidated Financial Statements for a description of our Stock Option and Stock Incentive Plans and certain information regarding the terms of the non-plan options.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Review, Approval or Ratification of Transactions with related persons

Our Audit Committee is responsible for reviewing and approving or ratifying related-persons transactions. A related person is any executive officer, director, nominee for director or more than 5% stockholder of iCAD, including any of their immediate family members, and any entity owned or controlled by such persons. In addition, pursuant to our Code of Business Conduct and Ethics, all of our employees and directors who have become aware of a conflict or potential conflict of interest, are required to notify our Chief Executive Officer.

Certain Transactions

On June 13, 2006, we borrowed $2,000,000 from Mr. Robert Howard, the Chairman of the Company’s Board of Directors, pursuant to the Loan Agreement (“Loan Agreement”). At December 31, 2006, $2,258,906 was owed by us to Mr. Howard pursuant to the Loan Agreement with $2,741,094 available for future borrowings under the Loan Agreement. Notwithstanding the current expiration date of Loan Agreement, Mr. Howard has agreed not to request repayment of the principal amount due to him under the Loan Agreement prior to March 31, 2008. Mr. Howard has also agreed that while the Loan Agreement exists not to convert any outstanding advances under the Loan Agreement into shares of our common stock that would exceed the available shares for issuance defined as the authorized shares of iCAD’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 19, 2006, Dr. Lawrence Howard, who is currently a Director of iCAD, entered into a Note Purchase Agreement with respect to the purchase from us by Dr. Howard of an aggregate of $200,000 principal amount of a 7% Convertible Note due June 19, 2008 (the “Howard Note”) at a purchase price of $200,000. Interest on the Howard Note is payable on the due date. Principal and accrued and unpaid interest under the Howard Note can be converted by the holder into shares of the Company’s common stock at $1.50 per share. Payment of principal under the Howard Note can be accelerated by the holder if we file for, or are found by a court to be, bankrupt or insolvent and we can prepay the Howard Note prior to the due date. Dr. Howard has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Howard Note into shares of iCAD common stock that would exceed the number of shares of common stock then available for issuance defined as the authorized shares of common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 20, 2006, Mr. Kenneth Ferry, our Chief Executive Officer, entered into a Note Purchase Agreement with respect to the purchase from us by Mr. Ferry of an aggregate of $300,000 principal amount of a 7% Convertible Note due June 20, 2008 (the “Ferry Note”) at a purchase price of $300,000. Interest on the Ferry Note is payable on the due date. Principal and accrued and unpaid interest under the Ferry Note can be converted by the holder into shares of iCAD common stock at $1.50 per share. Payment of principal under the Ferry Note can be accelerated by the holder if we file for, or are found by a court to be, bankrupt or insolvent and we can prepay the Ferry Note prior to the due date. Mr. Ferry has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Ferry Note into shares of common stock that would exceed the number of shares of common stock then available for issuance defined as the authorized shares of common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On September 12, 14, and 19, 2006 we entered into Note Purchase Agreements with respect to the purchase of a total of $3,000,000 principal amount of 7.25% Convertible Promissory Notes (“Notes”) by a total of ten accredited investors including the following: Mr. Robert Howard (as to $1,350,000), Mr. James Harlan (as to $300,000), Mr. Steven Rappaport (as to $300,000) Dr. Elliott Sussman (as to $100,000) and Dr. Lawrence Howard (as to $100,000), all of whom are currently directors of iCAD, a total of $700,000 from two non-affiliated investors, and $50,000 by each of the following of our employees and/or executive officers; Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes are due two years from the date of issue. Interest on the Notes is payable on the due date. Principal and accrued and unpaid interest under the Notes can be converted by each holder into shares of common stock at $1.70 per share. Payment of principal under the Notes can be accelerated by the holder if we file for, or are found by a court to be, bankrupt or insolvent and we can prepay the Notes prior to the due date. The Notes issued on September 19, 2006 in the aggregate principal amount of $1,000,000 were issued with a conversion price below the market price of $1.80 per share and we recorded on our financial statements a discount to Notes Payable of $58,824 to reflect the beneficial conversion feature.

On April 19, 2006 we entered into a separation agreement and release with W. Scott Parr, our Chief Executive Officer and President, providing for his resignation from those positions effective May 15, 2006. Pursuant to the agreement Mr. Parr will receive his current salary through May 15, 2006 and a separation payment equal to $480,000 less applicable taxes and withholding, payable in 24 monthly installments. Mr. Parr also receives benefits under our healthcare plans.

Independence of the Board of Directors

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board of Directors has determined that each current member of each committee meets the applicable rules and regulations regarding independence for such committee, including those set forth in pertinent Nasdaq Marketplace Rules.

Consistent with these considerations, the Board has determined that Messrs. Harlan, Farley and Rappaport and Drs. Brem and Sussman, meet the director independence requirements under the applicable Marketplace Rule of The Nasdaq Stock Market LLC. In reaching this conclusion the Board reviewed the definition of independence under the applicable Nasdaq Marketplace Rule and the answers to annual questionnaires completed by each of the independent directors and also considered the investments in convertible notes of the Company made by certain of the independent directors during 2006 Furthermore, Mr. .Scott Parr and Mr. Herschel Sklarof, both served on our of Board of Directors during a portion of 2006. During the time of his service on the board Mr. Parr was not deemed to be an independent director but Mr. Sklaroff was deemed to be an independent director under this standard.

Item 14.    Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by its independent registered public accountants, BDO Seidman, LLP for professional services rendered for the years ended December 31, 2006 and 2005:

Audit Fees.  The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2005, the review of the financial statements included in the Company's Forms 10-Q and consents issued in connection with the Company’s filings on Form S-3 and S-8 for 2006 and 2005 totaled $322,000 and $366,077, respectively.

Audit-Related Fees.  The aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, for the years ended December 31, 2006 and 2005, and are not disclosed in the paragraph captions “Audit Fees” above, were $30,400 and $10,335, respectively.

No tax fees or other fees were paid to BDO Seidman, LLP for the years ended December 31, 2006 and 2005.

Pre-Approval Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2006.  Consistent with the Audit Committee's responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  The full Audit Committee pre-approves proposed services and fee estimates for these services.  The Audit Committee chairperson or their designee has been designated by the Audit Committee to pre-approve any services arising during the year that were not pre-approved by the Audit Committee.  Services pre-approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting.  Pursuant to these procedures, the Audit Committee pre-approved the foregoing audit services provided by BDO Seidman, LLP.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules.

a) (1)-(2) The financial statements or required financial statement schedules are included in the Original Filing.

(3) Exhibits - the following documents are filed as exhibits to this Annual Report on Form 10-K:

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
Employment Agreement dated April 19, 2006 between the Registrant and Jeffrey Barnes [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10(aa)
Employment Agreement dated April 28, 2006 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10(bb)
Separation agreement dated April 19, 2006 between the Registrant and W. Scott Parr [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(cc)
Note Purchase Agreement between Ken Ferry, the Registrant’s Chief Executive Officer, and the Registrant dated June 19, 2006 [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(dd)
Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(ee)
Employment Agreement September 8, 2006 between the Registrant and Darlene M. Deptula-Hicks [incorporated by reference to Exhibit 10.1 of Registrant’s report on Form 8-K filed with the SEC on September 13, 2006].*

10(ff)	Lease Agreement dated November 22, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH.

10(gg)	Lease Agreement dated March 8, 2007 between the Registrant and 4 Townsend West, LLC of Nashua, NH.

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

10(mm)	Lease Agreement dated November 22, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH. (1)

10(nn)	Employment Agreement dated October 20, 2006 between the Registrant and Jonathan Go.* (1)

10(oo)	Option Agreement dated September 8, 2006 between the Registrant and Jonathan Go.* (1)

21	Subsidiaries (1)

23	Consent of BDO Seidman, LLP. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

* Denotes a management compensation plan or arrangement.

** Portions of these documents were omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment of the omitted portions.

(1)	Filed with the Original Filing.

(2)	Filed herewith

(b)	Exhibits - See (a) iii above.

(c)	Financial Statement Schedule - See (a) ii above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, INC.
Date: April 30, 2007
	By:	/s/ Kenneth Ferry
Kenneth Ferry
President, Chief Executive Officer, Director

By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks
Executive Vice President of Finance, Chief Financial Officer