Form 10-Q
period 2007-03-31
ICAD INC
filed 2007-05-15
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 1-9341

iCAD, INC

(Exact name of registrant as specified in its charter)

Delaware	02-0377419
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

98 Spit Brook Road, Suite 100, Nashua, NH	03062
(Address of principal executive offices)	(Zip Code)

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

As of the close of business on April 25, 2007 there were 38,026,591 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

PART I   FINANCIAL STATEMENTS

Item 1.	Financial Statements

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$3,431,049	$3,623,404
Trade accounts receivable, net of allowance for doubtful
accounts of $91,000 in 2007 and $88,000 in 2006	3,874,547	3,683,178
Inventory, net	2,628,382	3,031,995
Prepaid and other current assets	276,126	219,723
Total current assets	10,210,104	10,558,300

Property and equipment:
Equipment	3,953,460	3,716,247
Leasehold improvements	59,856	70,164
Furniture and fixtures	306,059	296,170
Marketing assets	295,893	290,282
	4,615,268	4,372,863
Less accumulated depreciation and amortization	2,499,444	2,269,139
Net property and equipment	2,115,824	2,103,724

Other assets:
Deposits	63,194	60,444
Patents, net of accumulated amortization	126,863	146,394
Technology intangibles, net of accumulated amortization	3,577,905	3,731,926
Tradename, distribution agreements and other,
net of accumulated amortization	167,400	173,600
Goodwill	43,515,285	43,515,285
Total other assets	47,450,647	47,627,649
Total assets	$59,776,575	$60,289,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,062,352	$2,557,108
Accrued interest	327,669	221,050
Accrued salaries and other expenses	2,182,500	2,547,231
Deferred revenue	917,595	788,122
Current maturities of capital lease	64,514	—
Current maturities of notes payable	—	375,000
Total current liabilities	5,554,630	6,488,511

Convertible revolving loans payable to related party	2,258,906	2,258,906
Convertible loans payable to related parties	2,786,765	2,784,559
Convertible loans payable to non-related parties	669,118	663,970
Other long term liabilities	86,433	122,000
Total liabilities	11,355,852	12,317,946

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value: authorized
1,000,000 shares; issued and outstanding
6,295 in 2007 and 2006, with an aggregate liquidation
value of $1,660,000 plus 7% annual dividend,
in 2007 and 2006, respectively.	63	63
Common stock, $ .01 par value: authorized
50,000,000 shares; issued 37,865,333 in 2007
and 37,290,848 shares in 2006; outstanding
37,797,457 in 2007 and 37,222,971 shares in 2006	378,653	372,908
Additional paid-in capital	133,657,535	132,660,347
Accumulated deficit	(84,665,264)	(84,111,327)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	48,420,723	47,971,727
Total liabilities and stockholders' equity	$59,776,575	$60,289,673

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Revenue	$6,147,486	$4,373,650
Cost of revenue	1,208,628	918,879
Gross margin	4,938,858	3,454,771

Operating expenses:
Engineering and product development	1,064,875	1,319,198
General and administrative	1,813,355	1,749,053
Marketing and sales	2,508,759	1,985,687
Total operating expenses	5,386,989	5,053,938

Loss from operations	(448,131)	(1,599,167)

Interest expense - net	105,806	6,727

Net loss	(553,937)	(1,605,894)

Preferred dividend	29,050	30,432
Net loss attributable to common stockholders	$(582,987)	$(1,636,326)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.04)

Weighted average number of shares used in
computing loss per share:
Basic and diluted	37,472,457	36,863,386

See accompanying notes to consolidated financial statements.

iCAD, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(553,937)	$(1,605,894)
Adjustments to reconcile net loss
to net cash used for operating activities:
Depreciation	243,935	167,397
Amortization	179,752	229,835
Loss on disposal of assets	12,733	—
Stock based compensation	276,868	7,721
Non-cash interest expense associated with discount on convertible
loans payable	7,354	—
Changes in operating assets and liabilities:
Accounts receivable	(191,369)	1,143,837
Inventory	403,613	(579,622)
Other current assets	(56,403)	(97,978)
Accounts payable	(494,756)	296,294
Accrued interest	106,619	7,002
Accrued salaries and other expenses	(466,981)	(642,219)
Deferred revenue	129,473	179,723
Total adjustments	150,838	711,990

Net cash used for operating activities	(403,099)	(893,904)

Cash flows from investing activities:
Additions to property and equipment	(169,371)	(102,557)
Net cash used for investing activities	(169,371)	(102,557)

Cash flows from financing activities:
Issuance of common stock for cash	755,115	—
Payment of note payable	(375,000)	(375,000)
Net cash provided by (used for) financing activities	380,115	(375,000)

Decrease in cash and equivalents	(192,355)	(1,371,461)
Cash and equivalents, beginning of period	3,623,404	4,604,863
Cash and equivalents, end of period	$3,431,049	3,233,402
		$
Supplemental disclosure of cash flow information:
Interest paid	$8,743	$37,654

Non-cash items from investing and financing activities:
Accrued dividends on convertible preferred stock	$29,050	$30,432

Property acquired through capital lease	$102,147	$—

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

(1)	Basis of Presentation and Significant Accounting Policies

Reference should be made to iCAD, Inc.'s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2006 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2007, the results of operations for the three month periods ended March 31, 2007 and 2006, and cash flows for the three month periods ended March 31, 2007 and 2006. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007. The results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)	Financing Arrangements

Convertible Revolving Loan Payable to Related Party

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement currently expires March 31, 2008, subject to extension by the parties. Mr. Howard has advised the Company that he does not intend to call in the outstanding principal balance under the Loan Agreement prior to March 31, 2009. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long term liability in the Company’s consolidated balance sheet as of March 31, 2007. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1% (9.25% at March 31, 2007). Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

(2)	Financing Arrangements (continued)

Convertible Revolving Loan Payable to Related Party (continued)

Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. Mr. Howard has also agreed that while the Loan Agreement exists, not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the shares available for issuance, defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes, non-employee warrants and non-employee stock options. At March 31, 2007, $2,258,906 was outstanding under the Loan Agreement and $2,741,094 was available for future borrowings.

Convertible Loans Payable to Related Parties

On June 19, 2006, the Company and Dr. Lawrence Howard, who subsequently became and is currently a Director of the Company, entered into a Note Purchase Agreement with respect to the purchase by Dr. Howard from the Company of an aggregate of $200,000 principal amount of a 7% Convertible Note of the Company due June 19, 2008 (the “Howard Note”) at a purchase price of $200,000. Interest on the Howard Note is payable on the due date. Principal and accrued and unpaid interest under the Howard Note can be converted by the holder into shares of the Company’s common stock at $1.50 per share. Payment of principal under the Howard Note can be accelerated by the holder if the Company files for, or is found by a court to be, bankrupt or insolvent and the Company can prepay the Howard Note prior to the due date. Dr. Howard has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Howard Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 20, 2006, the Company and Mr. Kenneth Ferry, the Company’s Chief Executive Officer, entered into a Note Purchase Agreement with respect to the purchase by Mr. Ferry from the Company of an aggregate of $300,000 principal amount of a 7% Convertible Note of the Company due June 20, 2008 (the “Ferry Note”) at a purchase price of $300,000. Interest on the Ferry Note is payable on the due date. Principal and accrued and unpaid interest under the Ferry Note can be converted by the holder into shares of the Company’s

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Related Parties (continued)

common stock at $1.50 per share. Payment of principal under the Ferry Note can be accelerated by the holder if the Company files for, or is found by a court to be, bankrupt or insolvent and the Company can prepay the Ferry Note prior to the due date. Mr. Ferry has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Ferry Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On September 12, 14 and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of a total of $2,300,000 principal amount of its 7.25% Convertible Promissory Notes (the “Notes”) by directors, officers and employees of the Company, including the following: Mr. Robert Howard (as to $1,350,000), Mr. James Harlan (as to $300,000), and Dr. Elliott Sussman (as to $100,000) all of whom are directors of the Company, Mr. Steven Rappaport (as to $300,000) and Dr. Lawrence Howard (as to $100,000) who subsequently became and are currently Directors of the Company, and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes are due two years from the date of issue subject to the right of the Company to prepay the Notes and the right of the holders of the Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the Notes may convert the principal and accrued and unpaid interest under the Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Note issued to Mr. Steven Rappaport on September 19, 2006 in the aggregate principal amount of $300,000 was issued with a conversion price below the market price of $1.80 per share on the date of the Note and the Company recorded a discount to Note Payables of $17,647 to reflect the beneficial conversion feature. This loan is recorded on the balance sheet at its face value net of the discount at March 31, 2007 of $13,235 at $286,765.

Convertible Loans Payable to Non-Related Parties

On September 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of an aggregate of $700,000 principal amount of its 7.25% Convertible Promissory Notes (the “September Notes”) by two accredited outside investors, pursuant to Note Purchase Agreements between the Company and each

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Non-Related Parties (continued)

of the investors. The loans are evidenced by the September Notes issued by the Company in favor of the non-related parties. The September Notes mature two years from the date of issue subject to the right of the Company to prepay the September Notes and the right of the holders of the September Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the September Notes may convert the principal and accrued and unpaid interest under the September Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The September Notes issued on September 19, 2006 in the aggregate principal amount of $700,000 were issued with a conversion price below the market price of $1.80 per share on the date of the Note and the Company recorded a discount to Note Payables of $41,177 to reflect the beneficial conversion feature. These loans are recorded on the balance sheet at March 31, 2007 at $669,118, which represents their face value net of the discount of $30,882.

(3)	Note Payable

On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc., a privately-held company based in Beavercreek, Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”). To complete the acquisition, iCAD issued 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company’s common stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 at prime interest rate plus 1% to purchase Qualia shares that were owned by two institutional investors. The note was payable in quarterly installments of $375,000 plus accrued interest. In January 2007, the Company paid the final installment.

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

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2007

(4)	Stock-Based Compensation

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized through March 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the three month period ended March 31, 2007, the Company recorded $276,868 for share-based compensation in accordance with SFAS 123R. As of March 31, 2007, there was approximately $1,042,844 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of three years.

The Company issued 217,500 stock options in the three months ended March 31, 2007. The options granted during the first quarter of 2007 had a weighted average exercise price of $4.15. The weighted average fair value of options granted during the three months ended March 31, 2007 was $2.03 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 4.70%, and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses the actual option forfeitures recorded during the quarter.

For the same period in 2006, the Company recorded stock-based compensation, included in general and administration expense, of approximately $7,700 relating to options granted in November 2005. The Company did not grant any options during the three month period ended March 31, 2006.

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

Results of Operations

Overview

iCAD is an industry-leading provider of computer aided detection solutions (“CAD”) that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. CAD is also reimbursable in the United States under federal and most third-party insurance programs. Since receiving FDA approval for our first breast cancer detection product in January 2002, over fifteen hundred of our CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

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

The Company’s CAD systems include proprietary algorithm technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer, manufactured by the Company, that utilizes the Company’s proprietary technology for the digitization of film-based medical images. The Company’s headquarters are located in southern New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and a research and development facility in Ohio.

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

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In connection with the adoption of SFAS 123R as of the beginning of the first quarter of 2006, the Company added “Stock Based Compensation” as a critical accounting policy.

Quarter Ended March 31, 2007 compared to Quarter Ended March 31, 2006

Revenue. Revenue for the three month period ended March 31, 2007 was $6,147,486, compared with revenue of $4,373,650 for the three month period ended March 31, 2006. The $1,773,836 increase or 40.6% in revenue in the first quarter of 2007, from the same period in 2006 was due primarily to an increase of $1,489,310 or 75.8%, in our digital CAD business to $3,453,370, compared to sales of $1,964,060 in the same period in 2006. This is due to a substantial increase in the market adoption of Full Field Digital Mammography (FFDM) equipment and strong continued demand for digital CAD technology for the detection of breast cancer.

Sales of our film based products increased 3.3% from $1,759,907 in the first quarter of 2006 to $1,817,304 in the first quarter of 2007. This growth was led by sales of our TotalLook™ product,

which is used for digitizing film based prior mammography exams, for comparative reading with current mammography exams.

Service and supply revenue increased approximately 35.0% in the three month period ended March 31, 2007 from $649,683 in the first quarter of 2006 to $876,812 for the same three month period in 2007. The increase in the Company’s service revenue is due primarily to focused efforts by the Company to increase its service value to its customers, resulting in an increase in service contract penetration.

	Three months ended March 31,
	2007	2006	Change	% Change
Digital revenue	$3,453,370	$1,964,060	$1,489,310	75.8%
Analog revenue	1,817,304	1,759,907	57,397	3.3%
Service & supply revenue	876,812	649,683	227,129	35.0%
Total revenue	$6,147,486	$4,373,650	$1,773,836	40.65%

Gross Margin. Gross margin increased to 80.3% for the three month period ended March 31, 2007 compared to 79.0%, in the same three month period in 2006. The increase in gross margin is primarily attributable to increased volume on our digital products, which have a slightly higher gross margin than our film based products which include more hardware components.

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2007 decreased by $254,323 or 19.3%, from $1,319,198 in 2006 to $1,064,875 in 2007. The decrease in engineering and product development cost during the first quarter of 2007 was primarily due to a decrease in personnel costs of approximately $135,000, resulting from staff reductions and a shift in personnel to the Company’s marketing department, and a decrease in prototype expense of approximately $56,000 associated with the completion of our TotalLook product. Engineering and product development cost for the first quarter 2007 includes stock based compensation expense in the amount of approximately $54,000 due to the impact of SFAS 123R compared to $0 in 2006.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2007 increased 3.7% from $1,749,054 in 2006 to $1,813,355 in 2007. The increase in general and administrative expense during the first quarter of 2007 was due primarily to increases in salaries, employee bonus accrual, a newly established compensation plan for our Board of Directors, recruiting costs and expenses associated with the Company’s new executive offices totaling approximately $345,000, and approximately $160,000 in stock-based compensation expense due to the impact of SFAS 123R compared to approximately $7,700 in 2006. This increase in expense was offset by a reduction in professional and legal costs in 2007. The Company incurred approximately $368,000 in professional and legal costs during the first quarter of 2006 principally associated with the Company’s patent arbitration proceeding and associated merger discussions with R2 Technology, Inc. The merger discussions with R2 ended in February 2006 and the arbitration proceeding was concluded in April 2006. In addition, amortization and provision for doubtful accounts expenses decreased in the first quarter of 2007 by approximately $93,000 due to fully amortized assets associated with the Company’s acquisition of CADx in 2003, and the improvement in accounts receivable collections.

Marketing and Sales. Marketing and sales expense for the three month period ended March 31, 2007 increased by $523,072 or 26.3%, from $1,985,687 in 2006 to $2,508,759 in 2006. The increase in marketing and sales expense for the three month period ended March 31, 2007, primarily resulted from the actions taken by the Company’s new management to revamp the direct sales model including the hiring of highly experienced sales and marketing professionals and a shift of several personnel from engineering to product marketing. In addition, the Company incurred additional expenses of approximately $125,000 for public relations, advertising and collateral materials during the 2007 period. The increase in marketing and sales expense in the first quarter 2007, also includes stock based compensation expense in the amount of approximately $56,000 due to the impact of SFAS 123R compared to $0 in 2006.

Interest Expense. Net interest expense for the three month period ended March 31, 2007 increased from $6,727 in 2006 to $105,806 in 2006. This increase is due primarily to the increase in the Company’s Convertible Loan Payable balances during the second and third quarters of 2006.

Net Loss. As a result of the foregoing and including stock based compensation expense of $276,868, the Company recorded a net loss of ($553,937) or ($0.02) per share for the three month period ended March 31, 2007 on revenue of $6,147,486 compared to a net loss of ($1,605,894) or ($0.04) per share on revenue of $4,373,650 for the three months ended March 31, 2006.

Backlog. The Company’s product backlog (excluding service and supplies) as of March 31, 2007 totaled approximately $2,072,000 as compared to $493,000 as of March 31, 2006 and $2,566,000 at December 31, 2006. It is expected that the majority of the backlog at March 31, 2007 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations and the availability of a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $2,741,094 was available for borrowing at March 31, 2007. The Loan Agreement currently expires March 31, 2008, subject to extension by the parties. Mr. Howard has advised the Company that he does not intend to call in the outstanding principal balance under the Loan Agreement prior to March 31, 2009. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at the prime interest rate plus 1%, (9.25% at March 31, 2007). Mr. Howard has also agreed that while the Loan Agreement exists he will not convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes payable, non-employee warrants and non-employee stock options. The Company's ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

At March 31, 2007 the Company had current assets of $10,210,104, current liabilities of $5,554,630 and working capital of $4,655,474. The ratio of current assets to current liabilities was 1.8:1

Net cash used for operating activities for the three months ended March 31, 2007 was $403,099, compared to net cash used of $893,904 for the same period in 2006. The cash used for the three months ended March 31, 2007 resulted from the net loss of $553,937, increases in accounts receivable of $191,369 and other current assets of $56,403, and a decrease in accounts payable of $494,756 and accrued expenses of $466,981, offset by the decrease in inventory of $403,613 and increases in accrued interest and deferred revenue totaling $236,092, plus non-cash items including, depreciation, amortization, disposal of assets and interest expense associated with discount on convertible loans payable of $443,774 and stock based compensation of $276,868.

The net cash used for investing activities, which consisted of additions to property and equipment, for the three month period ended March 31, 2007 was $169,371, compared to $102,557 for the comparable period in 2006.

Net cash provided by financing activities for the three months ended March 31, 2007 was $380,115, compared to net cash used for financing activities of $375,000 for the same period in 2006. The increase in cash provided by financing activities during the three months ended March 31, 2007 was due primarily to cash received from the issuance of common stock relating to the exercise of stock options in the amount of $755,115 offset by the final payment of the note payable associated with the CADx acquisition in the amount of $375,000.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible revolving loan payable to related party	$2,258,906	$—	$2,258,906	$—	$—
Convertible loans payable to related parties	$2,786,765	$—	$2,786,765	$—	$—
Convertible loans payable to investors	$669,118	$—	$669,118	$—	$—
Lease Obligations	$2,407,753	$411,331	$1,180,788	$815,634	$—
Other Long-Term Obligations	$379,233	$292,800	$86,433	$—	$—
Interest Obligation*	$428,007	$—	$428,007	$—	$—
Total Contractual Obligations	$8,929,782	$704,131	$7,410,017	$815,634	$—

*	The Company’s interest obligation relating to the Loan Agreement with Mr. Howard, its Chairman, is not included in this table.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Upon the adoption of FIN 48, the Company commenced a review of all open tax years for federal and state jurisdictions. The Company’s management does not believe it has included any “uncertain tax positions” in its previously filed Federal or state income tax returns, which it believes upon the result of an examination, would have a material impact on the financial statements or exceed net operating loss and tax credit carryfowards available.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties. The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 2003 and forward are subject to examination by the United States tax authorities due to the carryforward of unutilized net operating losses. The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2007, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 6.	Exhibits

ExhibitNo.	Description

10.1
Addendum No. 19 dated March 1, 2007, extending the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and the Company dated October 26, 1987. (incorporated by reference to the applicable exhibit filed with the Company’s Current Report on Form 8-K for the event dated March 1, 2007.)

10.2	Summary Sheet of Certain Executive Officer Compensation

11.	Earnings Per Share Calculation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)
Date:  May 15, 2007

By: /s/ Kenneth M. Ferry

Kenneth M. Ferry
President, Chief Executive Officer, Director

Date:  May 15, 2007

By:  /s/ Darlene M. Deptula-Hicks

Darlene M.Deptula-Hicks
Executive Vice President of Finance
and Chief Financial Officer, Treasurer