Form 10-Q
period 2007-06-30
ICAD INC
filed 2007-08-14
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

As of the close of business on July 25, 2007 there were 38,136,374 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3

	Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-10

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4	Controls and Procedures	17-18

PART II	OTHER INFORMATION

Item 6	Exhibits	18

Signatures		19

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$3,416,770	$3,623,404
Trade accounts receivable, net of allowance for doubtful
accounts of $90,000 in 2007 and $88,000 in 2006	4,020,702	3,683,178
Inventory, net	2,299,577	3,031,995
Prepaid and other current assets	321,555	219,723
Total current assets	10,058,604	10,558,300

Property and equipment:
Equipment	4,108,174	3,716,247
Leasehold improvements	67,356	70,164
Furniture and fixtures	323,990	296,170
Marketing assets	297,420	290,282
	4,796,940	4,372,863
Less accumulated depreciation and amortization	2,758,126	2,269,139
Net property and equipment	2,038,814	2,103,724

Other assets:
Deposits	63,194	60,444
Patents, net of accumulated amortization	107,332	146,394
Technology intangibles, net of accumulated amortization	3,423,884	3,731,926
Tradename, distribution agreements and other,
net of accumulated amortization	161,200	173,600
Goodwill	43,515,285	43,515,285
Total other assets	47,270,895	47,627,649
Total assets	$59,368,313	$60,289,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,751,981	$2,557,108
Accrued interest	444,313	221,050
Accrued salaries and other expenses	2,175,826	2,547,231
Deferred revenue	1,026,681	788,122
Current maturities of capital lease	64,514	-
Current maturities of notes payable	-	375,000
Total current liabilities	5,463,315	6,488,511

Convertible revolving loans payable to related party	2,258,906	2,258,906
Convertible loans payable to related parties	2,788,970	2,784,559
Convertible loans payable to non-related parties	674,265	663,970
Other long term liabilities	21,505	122,000
Total liabilities	11,206,961	12,317,946

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value: authorized
1,000,000 shares; issued and outstanding
5,655 in 2007 and 6,295 in 2006, with an aggregate
liquidation value of $1,515,000 and $1,660,000
in 2007 and 2006, respectively, plus 7% annual dividend	57	63
Common stock, $ .01 par value: authorized
50,000,000 shares; issued 38,204,250 in 2007
and 37,290,848 shares in 2006; outstanding
38,136,374 in 2007 and 37,222,971 shares in 2006	382,042	372,908
Additional paid-in capital	134,234,392	132,660,347
Accumulated deficit	(85,504,875)	(84,111,327)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	48,161,352	47,971,727
Total liabilities and stockholders' equity	$59,368,313	$60,289,673

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue
Products	$5,263,732	$3,124,205	$10,534,406	$6,848,172
Service and supplies	841,004	745,488	1,717,816	1,395,171
Total revenue	6,104,736	3,869,693	12,252,222	$8,243,343

Cost of revenue
Products	947,172	656,555	1,951,290	1,383,041
Service and supplies	271,021	180,853	475,531	373,246
Total cost of revenue	1,218,193	837,408	2,426,821	1,756,287

Gross margin	4,886,543	3,032,285	9,825,401	6,487,056

Operating expenses:
Engineering and product development	1,133,424	1,265,196	2,198,299	2,584,394
General and administrative	1,689,951	2,435,385	3,503,306	4,184,438
Marketing and sales	2,793,446	1,869,042	5,302,205	3,854,729
Total operating expenses	5,616,821	5,569,623	11,003,810	10,623,561

Loss from operations	(730,278)	(2,537,338)	(1,178,409)	(4,136,505)

Interest expense - net	109,333	20,961	215,139	27,688

Net loss	$(839,611)	$(2,558,299)	$(1,393,548)	$(4,164,193)

Preferred dividend	26,830	30,771	55,880	61,203

Net loss attributable to common stockholders	$(866,441)	$(2,589,070)	$(1,449,428)	$(4,225,396)

Net loss per share
Basic and Diluted	$(0.02)	$(0.07)	$(0.04)	$(0.11)

Weighted average number of shares used
in computing loss per share
Basic and Diluted	38,035,094	36,879,445	37,755,330	36,871,460

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(1,393,548)	$(4,164,193)
Adjustments to reconcile net loss
to net cash used for operating activities:
Depreciation	505,284	371,012
Amortization	359,504	459,669
Loss on disposal of assets	11,145	-
Stock based compensation	492,608	546,721
Non-cash interest expense associated with discount
on convertible loans payable	14,706	-
Changes in operating assets and liabilities:
Accounts receivable	(337,524)	2,358,932
Inventory	732,418	(1,250,476)
Other current assets	(101,832)	(156,042)
Accounts payable	(805,127)	(718,464)
Accrued interest	223,263	(1,016)
Accrued salaries and other expenses	(549,285)	(253,191)
Deferred revenue	238,559	185,032
Total adjustments	783,719	1,542,177

Net cash used for operating activities	(609,829)	(2,622,016)

Cash flows from investing activities:
Additions to property and equipment	(368,250)	(280,267)
Net cash used for investing activities	(368,250)	(280,267)

Cash flows from financing activities:
Issuance of common stock for cash	1,146,445	-
Proceeds from convertible notes payable	-	2,500,000
Payment of note payable	(375,000)	(750,000)
Net cash provided by financing activities	771,445	1,750,000

Decrease in cash and equivalents	(206,634)	(1,152,283)
Cash and equivalents, beginning of period	3,623,404	4,604,863
Cash and equivalents, end of period	$3,416,770	$3,452,580

Supplemental disclosure of cash flow information:
Interest paid	$8,743	$68,825

Non-cash items from investing and financing activities:
Accrued dividends on convertible preferred stock	$55,880	$61,203

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007

(1)	Basis of Presentation and Significant Accounting Policies

Reference should be made to iCAD, Inc.'s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2006 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2007, the results of operations for the three and six month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007. The results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)	Financing Arrangements

Convertible Revolving Loan Payable to Related Party

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement currently expires March 31, 2008, subject to extension by the parties. Mr. Howard has advised the Company that he does not intend to call in the outstanding principal balance under the Loan Agreement prior to March 31, 2009. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long term liability in the Company’s consolidated balance sheet as of June 30, 2007. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1% (9.25% at June 30, 2007). Mr. Howard is entitled to convert outstanding advances made by him under the Loan

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007

(2)	Financing Arrangements (continued)

Convertible Revolving Loan Payable to Related Party (continued)

Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. Mr. Howard has also agreed that while the Loan Agreement exists, not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the shares available for issuance, defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes, non-employee warrants and non-employee stock options. At June 30, 2007, $2,258,906 was outstanding under the Loan Agreement and $2,741,094 was available for future borrowings.

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
June 30, 2007

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

On September 12, 14 and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of a total of $2,300,000 principal amount of its 7.25% Convertible Promissory Notes (the “Notes”) by directors, officers and employees of the Company, including the following: Mr. Robert Howard (as to $1,350,000), Mr. James Harlan (as to $300,000), and Dr. Elliott Sussman (as to $100,000) all of whom are directors of the Company, Mr. Steven Rappaport (as to $300,000) and Dr. Lawrence Howard (as to $100,000) who subsequently became and are currently Directors of the Company, and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes are due two years from the date of issue subject to the right of the Company to prepay the Notes and the right of the holders of the Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the Notes may convert the principal and accrued and unpaid interest under the Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Note issued to Mr. Steven Rappaport on September 19, 2006 in the aggregate principal amount of $300,000 was issued with a conversion price below the market price of $1.80 per share on the date of the Note and the Company recorded a discount to Note Payables of $17,647 to reflect the beneficial conversion feature. This loan is recorded on the balance sheet at its face value net of the discount at June 30, 2007 of $11,029 at $288,971.

Convertible Loans Payable to Non-Related Parties

On September 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of an aggregate of $700,000 principal amount of its

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Non-Related Parties (continued)

7.25% Convertible Promissory Note (the “September Notes”) by two accredited outside investors, pursuant to Note Purchase Agreements between the Company and each of the investors. The loans are evidenced by the September Notes issued by the Company in favor of the non-related parties. The September Notes mature two years from the date of issue subject to the right of the Company to prepay the September Notes and the right of the holders of the September Notes to accelerate payment of their respective September Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the September Notes may convert the principal and accrued and unpaid interest under the September Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The September Notes issued on September 19, 2006 in the aggregate principal amount of $700,000 were issued with a conversion price below the market price of $1.80 per share on the date of the September Notes and the Company recorded a discount to Note Payables of $41,177 to reflect the beneficial conversion feature. These loans are recorded on the balance sheet at June 30, 2007 at $674,265, which represents their face value net of the discount of $25,735.

(3)	Note Payable

On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc., a privately-held company based in Beavercreek, Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”). To complete the acquisition, iCAD issued 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company’s common stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 at prime interest rate plus 1% to purchase Qualia shares that were owned by two institutional investors. The note was payable in quarterly installments of $375,000 plus accrued interest. In January 2007, the Company paid the final installment. At June 30, 2007, $0 was owed under the note.

(4)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  SFAS 123R is being applied on the modified prospective

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2007

(4)	Stock-Based Compensation

basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as provided by SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and accordingly, recognized no compensation expense related to the stock-based plans as stock options exercise prices granted to employees and directors were equal to the fair market value of the underlying stock at the date of grant. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized through June 30, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the six month period ended June 30, 2007, the Company recorded $492,608 for share-based compensation in accordance with SFAS 123R. As of June 30, 2007, there was approximately $1,034,230 of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of three years.

The Company issued 363,056 stock options in the six months ended June 30, 2007. The options granted during the first six months of 2007 had a weighted average exercise price of $3.88. The weighted average fair value of options granted during the six month period ended June 30, 2007 was $1.85 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 4.70%, and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses the actual option forfeitures recorded during the quarter.

For the same period in 2006, the Company recorded $546,721 for share-based compensation in accordance with SFAS 123R.

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

Results of Operations

Overview

iCAD is an industry-leading provider of computer aided detection solutions (“CAD”) that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. CAD for mammography screening is also reimbursable in the United States under federal and most third-party insurance programs. Since receiving FDA approval for our first breast cancer detection product in January 2002, over eighteen hundred of our CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

iCAD’s CAD products have been shown to detect up to 72 percent of the cancers that biopsy proved were missed on the previous mammogram, an average of 15 months earlier. Our advanced pattern recognition technology analyzes images to identify patterns and then uses sophisticated mathematical analysis to mark suspicious areas.

The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection. Our focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care. iCAD expects to pursue select disease states where it is clinically proven that screening has a significant positive impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company is developing a product for computer aided detection of polyps using CTC.  Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.

The Company’s CAD systems include proprietary algorithm technology together with standard computer and display equipment. CAD systems for the film-based mammography market also include a radiographic film digitizer, manufactured by the Company that utilizes the Company’s proprietary technology for the digitization of film-based medical images. The Company’s headquarters are located in southern New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and a research and development facility in Ohio.

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

Quarter Ended June 30, 2007 compared to Quarter Ended June 30, 2006 and Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Revenue. Revenue for the three and six month periods ended June 30, 2007 was $6,104,736 and $12,252,222, respectively, compared with revenue of $3,869,693 and $8,243,343 for the three and six month periods ended June 30, 2006. In the six month period ended June 30, 2007, sales of iCAD’s digital solutions increased $3,736,675 or 101.6% to $7,415,250, compared to sales of $3,678,575 in the six month period in 2006. The increase of $2,235,043 or 57.8% in revenue in the second quarter of 2007, from the same period in 2006 was due primarily to an increase of $2,247,365 or 131.19%, in the digital CAD business to $3,961,880, compared to sales of

$1,714,515 in the same period in 2006. This is due to a substantial increase in the market adoption of Full Field Digital Mammography (FFDM) equipment and strong continued demand for digital CAD technology for the detection of breast cancer.

This shift in sales to FFDM and the associated CAD technology has contributed to a decline in film based analog technology. Sales of iCAD’s film based products decreased 7.6% or $107,838 in the second quarter of 2007 compared to the second quarter of 2006, and 1.6% or $50,441 for the six month period ended June 30, 2007, compared to the same period of 2006. While the transition to digital technology has a significant positive impact on overall performance, the film based products are a mature product line, however the Company is realizing a strong demand for its TotalLook™ product that is used for digitizing film based prior mammography exams, for comparative reading with current mammography exams.

Service and supply revenue increased approximately 12.8% and 23.1% in the three and six month periods ended June 30, 2007, respectively, to $841,004 and $1,717,816, respectively, compared to $745,488 and $1,395,171, respectively, in the same three and six month periods in 2006. The increase in the Company’s service revenue for the three and six month periods of 2007 is due primarily to the efforts by the Company to increase its service value to its customers, resulting in an increase in service contract penetration.

	Three months ended June 30,
	2007	2006	Change	% Change
Digital revenue	$3,961,880	$1,714,515	$2,247,365	131.1%
Analog revenue	1,301,852	1,409,690	(107,838)	-7.6%
Service & supply revenue	841,004	745,488	95,516	12.8%
Total revenue	$6,104,736	$3,869,693	$2,235,043	57.8%

	Six months ended June 30,
	2007	2006	Change	% Change
Digital revenue	$7,415,250	$3,678,575	$3,736,675	101.6%
Analog revenue	3,119,156	3,169,597	(50,441)	-1.6%
Service & supply revenue	1,717,816	1,395,171	322,645	23.1%
Total revenue	$12,252,222	$8,243,343	$4,008,879	48.6%

Gross Margin. Gross margin increased to 80.0% and 80.2% for the three and six month periods ended June 30, 2007 compared to 78.4% and 78.7%, respectively, in the same three and six month periods in 2006. The increase in gross margin for the three and six month periods of 2007 is primarily attributable to increased volume of our digital products, which have a slightly higher gross margin than our film based products which include more hardware components.

Engineering and Product Development. Engineering and product development costs for the three and six month periods ended June 30, 2007 decreased by $131,772 or 10.4% and $386,095 or 14.9%, respectively, from $1,265,196 and $2,584,394 in 2006 to $1,133,424 and $2,198,299, respectively, in 2007. The decrease in engineering and product development costs during the three month period ended June 30, 2007 was primarily due to a decrease in overall personnel costs resulting from staff reductions and a shift in personnel to the Company’s marketing department that was partially offset by an increase in bonus expense all totaling approximately $118,000. In addition, during the three months ended June 30, 2007 we experienced a decrease in prototype and regulatory expenses of approximately $55,000 due to the timing of software development expenses. The decreases in expense were partially offset by an increase in stock based compensation expense for the three month period of 2007 of approximately $41,000, due to the impact of SFAS 123R compared to $0 for the same period in 2006. The decrease in engineering and product development costs for the six month period ended June 30, 2007 was primarily due to a decrease in overall personnel costs resulting from staff reductions and a shift in personnel to the Company’s marketing department and decrease travel expense that was partially offset by an increase in bonus expense all totaling approximately $341,000. In addition, during the 2007 period we experience a decrease in prototype and regulatory expenses of approximately $145,000. The decreases in expense were partially offset by an increase in stock based compensation expense for the six month period of 2007 of approximately $95,000, due to the impact of SFAS 123R compared to $0 for the same period in 2006.

General and Administrative. General and administrative expenses for the three and six month periods ended June 30, 2007 decreased by $745,433 or 30.6% and $681,132 or 16.3%, respectively, from $2,435,385 and $4,184,438 in 2006 to $1,689,951 and $3,503,306 in 2007. The decrease in general and administrative expenses for the three and six month periods ended June 30, 2007 was due primarily to severance and related separation costs of approximately $700,000 in the 2006 periods in connection with the resignation of the Company’s former Chief Executive Officer in May 2006. These costs included $258,000 in share-based compensation under SFAS 123R due to the modification of options in connection with his separation agreement with the Company. The decrease in general and administrative expense during the six month period ended June 30, 2007, also includes a reduction of approximately $360,000 in legal expenses principally associated with the Company’s patent arbitration proceeding with R2 Technology, Inc. which was settled in April of 2006 and a decrease of $100,000 in amortization expense due to fully amortized assets associated with the Company’s acquisition of CADx in 2003. These decreases in expense were partially offset by increases in salaries, employee bonus accrual, a newly established compensation plan for our Board of Directors and expenses associated with the Company’s new office facility totaling approximately $400,000, and an increase of approximately $70,000 in stock-based compensation expense due to the impact of SFAS123R.

Marketing and Sales. Marketing and sales expense for the three and six month periods ended June 30, 2007 increased by $924,403 or 49.5% and $1,474,475 or 37.6%, respectively, from $1,869,042 and $3,854,729 in 2006 to $2,793,446 and $5,302,205, respectively, in 2007. The increase in marketing and sales expense for the three and six month period ended June 30, 2007, primarily resulted from the actions taken by the Company’s new management to revamp the sales model including the hiring of highly experienced sales and marketing professionals and a shift of several personnel from engineering to product marketing, which resulted in increase expenses of approximately $561,000 and $962,000, respectively, for the three and six month periods of 2007. In addition, the Company incurred additional expenses for the three and six month periods of 2007 of approximately $407,000 and $480,000, respectively, for public relations, advertising, travel, collateral and training materials. The marketing and sales expense in the three and six month periods of 2007 also includes stock based compensation expense in the amount of approximately $39,000 and $95,000, respectively, due to the impact of SFAS 123R, compared to $70,000 in the comparable periods of 2006.

Interest Expense. Net interest expense for the three and six month periods ended June 30, 2007 increased from $20,961 and $27,688, respectively, in 2006 to $109,333 and $215,139 in 2007. This increase is due primarily to the increase in the Company’s Convertible Revolving Loan and Convertible Loans Payable balances during the second and third quarters of 2006.

Net Loss. As a result of the foregoing and including stock based compensation expense of $215,740, the Company recorded a net loss of ($839,611) or ($0.02) per share for the three month period ended June 30, 2007 on revenue of $6,104,736, compared to stock based compensation expense of $539,000 with a net loss of ($2,558,299) or ($0.07) per share for the same period in 2006 on revenue of $3,869,693. The loss for the six months ended June 30, 2007, including stock based compensation expense of $492,608, was ($1,393,548) or ($0.04) per share on revenue of $12,252,222, compared to stock based compensation expense of $546,721 with a net loss of ($4,164,193) or ($0.11) per share on revenue of $8,243,343 for the six months ended June 30, 2006.

Backlog. The Company’s product backlog (excluding service and supplies) as of June 30, 2007 totaled approximately $1,568,541 as compared to $940,765 as of June 30, 2006 and $2,072,000 at March 31, 2007. It is expected that the majority of the backlog at June 30, 2007 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations and the availability of a $5,000,000 credit line under the Loan Agreement with its Chairman, Mr. Robert Howard, of which $2,741,094 was available for borrowing at June 30, 2007. The Loan Agreement currently expires March 31, 2008, subject to extension by the parties. Mr. Howard has advised the Company that he does not intend to call in the outstanding principal balance under the Loan Agreement prior to March 31, 2009. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at the prime interest rate plus 1%, (9.25% at June 30, 2007). Mr. Howard has also agreed that while the Loan Agreement exists he will not convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes payable, non-employee warrants and non-employee stock options. The Company's ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

At June 30, 2007 the Company had current assets of $10,058,604, current liabilities of $5,463,315 and working capital of $4,595,289. The ratio of current assets to current liabilities was 1.8:1

Net cash used for operating activities for the six months ended June 30, 2007 was $609,829, compared to net cash used of $2,622,016 for the same period in 2006. The cash used for the six months ended June 30, 2007 resulted from the net loss of $1,393,548, increases in accounts receivable of $337,524 and other current assets of $101,832, and a decrease in accounts payable of $805,127 and accrued expenses of $549,285, offset by the decrease in inventory of $732,418 and increases in accrued interest and deferred revenue totaling $461,822, plus non-cash items including, depreciation, amortization, disposal of assets and interest expense associated with discount on convertible loans payable of $890,639 and stock based compensation of $492,608.

The net cash used for investing activities, which consisted of additions to property and equipment, for the six month period ended June 30, 2007 was $368,250, compared to $280,267 for the comparable period in 2006.

Net cash provided by financing activities for the six months ended June 30, 2007 was $771,445, compared to net cash provided by financing activities of $1,750,000 for the same period in 2006. The cash provided by financing activities during the six months ended June 30, 2007 was due primarily to cash received from the issuance of common stock relating to the exercise of stock options in the amount of $1,146,445 offset by the final payment of the note payable associated with the CADx acquisition in the amount of $375,000.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible revolving loan payable to related party	$ 2,258,906	$ -	$ 2,258,906	$ -	$ -
Convertible loans payable to related parties	$ 2,788,970	$ -	$ 2,788,970	$ -	$ -
Convertible loans payable to investors	$ 674,265	$ -	$ 674,265	$ -	$ -
Lease Obligations	$ 2,270,642	$ 274,220	$ 1,180,788	$ 815,634	$ -
Other Long-Term Obligations	$ 354,419	$ 332,914	$ 21,505	$ -	$ -
Interest Obligation*	$ 428,007	$ -	$ 428,007	$ -	$ -
Total Contractual Obligations	$ 8,775,209	$ 607,134	$ 7,352,441	$ 815,634	$ -

*	The Company’s interest obligation relating to the Loan Agreement with Mr. Howard, its Chairman, is not included in this table.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.  The Company is subject to taxation in the United States and various state jurisdictions.  The Company tax returns may be subject to examination by the United States or various state tax authorities for tax years that remain open from 2003 and forward. The Company’s management believes it has a significant amount of unutilized net operating loss carryfowards available to offset any potential adjustments proposed under tax examination.  The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.

In July, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a material re-assessment from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. The Company believes that it will not be liable for the re-assessment against CADx Medical. The Company has not filed a notice of objection to the re-assessment with the CRA to date and intends to discuss the matter with the CRA.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2007, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

3(i)	Certificate of Incorporation of the Registrant as amended through July 18, 2007

11	Earnings Per Share Calculation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)
Date:  August 14, 2007

By:  /s/ Kenneth M. Ferry

Kenneth M. Ferry
President, Chief Executive Officer, Director

Date:  August 14, 2007

By:  /s/ Darlene M. Deptula-Hicks

Darlene M. Deptula-Hicks
Executive Vice President of Finance
and Chief Financial Officer, Treasurer