Form 10-Q
period 2007-09-30
ICAD INC
filed 2007-11-13
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2007
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

Large Accelerated filer	Accelerated filer __	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES      NO X

As of the close of business on October 22, 2007 there were 39,541,782 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-10

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-18

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 4	Submission of Matters to a Vote of Security Holders	19-20

Item 5	Other Information	20

Item 6	Exhibits	21

Signatures		22

iCAD, Inc.

Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$3,857,873	$3,623,404
Trade accounts receivable, net of allowance for doubtful
accounts of $90,000 in 2007 and $88,000 in 2006	4,119,982	3,683,178
Inventory, net	1,832,549	3,031,995
Prepaid and other current assets	365,701	219,723
Total current assets	10,176,105	10,558,300

Property and equipment:
Equipment	3,321,680	3,716,247
Leasehold improvements	71,611	70,164
Furniture and fixtures	323,986	296,170
Marketing assets	272,310	290,282
	3,989,587	4,372,863
Less accumulated depreciation and amortization	2,127,592	2,269,139
Net property and equipment	1,861,995	2,103,724

Other assets:
Deposits	63,194	60,444
Patents, net of accumulated amortization	87,801	146,394
Technology intangibles, net of accumulated amortization	3,269,864	3,731,926
Tradename, distribution agreements and other,
net of accumulated amortization	155,000	173,600
Goodwill	43,515,285	43,515,285
Total other assets	47,091,144	47,627,649

Total assets	$59,129,244	$60,289,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,341,640	$2,557,108
Accrued interest	562,239	221,050
Accrued salaries and other expenses	2,538,975	2,547,231
Deferred revenue	959,772	788,122
Convertible loans payable to related parties	2,791,176	-
Convertible loans payable to non-related parties	679,412	-
Current maturities of capital lease	64,514	-
Current maturities of notes payable	-	375,000
Total current liabilities	8,937,728	6,488,511

Convertible revolving loans payable to related party	2,258,906	2,258,906
Convertible loans payable to related parties	-	2,784,559
Convertible loans payable to non-related parties	-	663,970
Other long term liabilities	5,376	122,000
Total liabilities	11,202,010	12,317,946

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value: authorized
1,000,000 shares; issued and outstanding
0 shares in 2007 and 6,295 shares in 2006, with an
aggregate liquidation value of $0 and $1,660,000 in
2007 and 2006, respectively, plus 7% annual dividend.	-	63
Common stock, $ .01 par value: authorized
85,000,000 shares; issued 39,233,028 shares in 2007
and 37,290,848 shares in 2006; outstanding 39,165,152
shares in 2007 and 37,222,971 shares in 2006	392,330	372,908
Additional paid-in capital	134,660,088	132,660,347
Accumulated deficit	(86,174,920)	(84,111,327)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	47,927,234	47,971,727

Total liabilities and stockholders' equity	$59,129,244	$60,289,673

See accompanying notes to consolidated financial statements.

iCAD, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months		Nine Months
	September 30,		September 30,
	2007	2006	2007	2006

Revenue
Products	$5,458,776	$4,333,961	$15,993,182	$11,182,132
Service and supplies	800,765	704,375	2,518,581	2,099,547
Total revenue	6,259,541	5,038,336	18,511,763	$13,281,679

Cost of revenue
Products	1,010,884	1,072,591	2,962,174	2,540,383
Service and supplies	237,121	121,583	712,652	410,078
Total cost of revenue	1,248,005	1,194,174	3,674,826	2,950,461

Gross margin	5,011,536	3,844,162	14,836,937	10,331,218

Operating expenses:
Engineering and product development	1,129,345	1,266,389	3,327,644	3,850,783
Marketing and sales	2,620,827	2,212,666	7,923,032	6,067,395
General and administrative	1,816,657	1,391,829	5,319,963	5,576,267
Total operating expenses	5,566,829	4,870,884	16,570,639	15,494,445

Loss from operations	(555,293)	(1,026,722)	(1,733,702)	(5,163,227)

Interest expense - net	114,752	67,760	329,891	95,448

Net loss	$(670,045)	$(1,094,482)	$(2,063,593)	$(5,258,675)

Preferred dividend	11,880	26,915	67,760	88,118

Net loss attributable to common stockholders	$(681,925)	$(1,121,397)	$(2,131,353)	$(5,346,793)

Net loss per share
Basic and Diluted	$(0.02)	$(0.03)	$(0.06)	$(0.14)

Weighted average number of shares used
in computing loss per share
Basic and Diluted	38,707,772	36,902,885	38,076,299	36,882,050

See accompanying notes to consolidated financial statements.

iCAD, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months September 30, 2007	Nine Months September 30, 2006
Cash flows from operating activities:
Net loss	$(2,063,593)	$(5,258,675)
Adjustments to reconcile net loss
to net cash used for operating activities:
Depreciation	740,871	517,408
Amortization	539,255	689,506
Loss of disposal of assets	17,680
Stock based compensation	855,533	767,248
Non-cash interest expense associated with discount
on convertible loans payable	22,059	-
Changes in operating assets and liabilities:
Accounts receivable	(436,804)	2,143,092
Inventory	1,199,446	(1,250,432)
Prepaid and other current assets	(145,978)	(162,119)
Accounts payable	(1,215,468)	(1,377,661)
Accrued interest	341,189	63,701
Accrued salaries and other expenses	(198,016)	99,823
Deferred revenue	171,650	191,927
Total adjustments	1,891,417	1,682,493

Net cash used for operating activities	(172,176)	(3,576,182)

Cash flows from investing activities:
Additions to property and equipment	(449,682)	(432,342)
Net cash used for investing activities	(449,682)	(432,342)

Cash flows from financing activities:
Issuance of common stock for cash	1,231,327	-
Proceeds from revolving convertible notes payable	-	2,000,000
Proceeds from convertible notes payable from related parties	-	2,800,000
Proceeds from convertible notes payable from non-related parties	-	700,000
Payment of note payable	(375,000)	(1,125,000)
Net cash provided by financing activities	856,327	4,375,000

Increase in cash and equivalents	234,469	366,476
Cash and equivalents, beginning of period	3,623,404	4,604,863
Cash and equivalents, end of period	$3,857,873	$4,971,339

Supplemental disclosure of cash flow information:
Interest paid	$8,743	$94,007

Non-cash items from investing and financing activities:
Accrued dividends on convertible preferred stock	$67,760	$88,118

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007

(1)	Basis of Presentation and Significant Accounting Policies

Reference should be made to iCAD, Inc.'s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2006 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007. The results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)	Financing Arrangements

Convertible Revolving Loan Payable to Related Party

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, the former Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement currently expires March 31, 2008, subject to extension by the parties. Mr. Howard has advised the Company that he does not intend to call in the outstanding principal balance under the Loan Agreement prior to March 31, 2009. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long term liability in the Company’s consolidated balance sheet as of September 30, 2007. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at the prime interest rate plus 1% (9.25% at September 30, 2007). Mr. Howard is entitled to convert outstanding

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007

(2)	Financing Arrangements (continued)

Convertible Revolving Loan Payable to Related Party (continued)

advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. Mr. Howard has also agreed that while the Loan Agreement exists, not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the shares available for issuance, defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible notes, non-employee warrants and non-employee stock options. At September 30, 2007, $2,258,906 was outstanding under the Loan Agreement and $2,741,094 was available for future borrowings.

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

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007

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

On September 12, 14 and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of a total of $2,300,000 principal amount of its 7.25% Convertible Promissory Notes (the “Notes”) by directors, officers and employees of the Company, including the following: Mr. Robert Howard (as to $1,350,000), Mr. James Harlan (as to $300,000), and Dr. Elliott Sussman (as to $100,000) all of whom were directors of the Company at the time of the purchase, Mr. Steven Rappaport (as to $300,000) and Dr. Lawrence Howard (as to $100,000) who subsequently became and are currently Directors of the Company, and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes are due two years from the date of issue subject to the right of the Company to prepay the Notes and the right of the holders of the Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the Notes may convert the principal and accrued and unpaid interest under the Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Note issued to Mr. Steven Rappaport on September 19, 2006 in the aggregate principal amount of $300,000 was issued with a conversion price below the market price of $1.80 per share on the date of the Note and the Company recorded a discount to Note Payables of $17,647 to reflect the beneficial conversion feature. This loan is recorded on the balance sheet at its face value net of the discount at September 30, 2007 of $8,824 at $2,791,176.

Convertible Loans Payable to Non-Related Parties

On September 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of an aggregate of $700,000 principal amount of its

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Non-Related Parties (continued)

7.25% Convertible Promissory Note (the “September Notes”) by two accredited outside investors, pursuant to Note Purchase Agreements between the Company and each of the investors. The loans are evidenced by the September Notes issued by the Company in favor of the non-related parties. The September Notes mature two years from the date of issue subject to the right of the Company to prepay the September Notes and the right of the holders of the September Notes to accelerate payment of their respective September Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the September Notes may convert the principal and accrued and unpaid interest under the September Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The September Notes issued on September 19, 2006 in the aggregate principal amount of $700,000 were issued with a conversion price below the market price of $1.80 per share on the date of the September Notes and the Company recorded a discount to Note Payables of $41,177 to reflect the beneficial conversion feature. These loans are recorded on the balance sheet at September 30, 2007 at $679,412, which represents their face value net of the discount of $20,588.

(3)	Note Payable

On December 31, 2003, the Company completed the acquisition of Qualia Computing, Inc., a privately-held company based in Beavercreek, Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”). To complete the acquisition, iCAD issued 4,300,000 shares of its common stock, representing approximately 13% of the outstanding shares of iCAD common stock after the merger. The value of the Company’s common stock issued was based upon a per share value of $5.70, equal to the closing price on November 28, 2003, the day the acquisition was announced. Additionally, iCAD paid $1,550,000 in cash and executed a 36-month secured promissory note in the amount of $4,500,000 at prime interest rate plus 1% to purchase Qualia shares that were owned by two institutional investors. The note was payable in quarterly installments of $375,000 plus accrued interest. In January 2007, the Company paid the final installment. At September 30, 2007, $0 was owed under the note.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2007

(4)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (“SFAS 123R”) and Staff Accounting Bulletin 107 ("SAB 107") for all share-based compensation that was not vested as of January 1, 2006. The Company adopted SFAS No. 123R using a modified prospective application, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

During the nine month period ended September 30, 2007, the Company recorded $855,533 for share-based compensation in accordance with SFAS 123R. As of September 30, 2007 there was approximately $3,338,660 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of three years.

The Company issued 1,045,840 stock options and 375,000 shares of restricted stock in the nine months ended September 30, 2007. The options and restricted stock granted during the first nine months of 2007 had a weighted average exercise price of $2.84. The weighted average fair value of options granted during the nine month period ended September 30, 2007 was $2.40 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 4.72%, and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has assumed an annualized forfeiture rate of 0.0% for its options. Under the true-up provisions of SFAS 123R, the Company will record a recovery of prior expense if the actual forfeiture is higher than estimated.

For the same period in 2006, the Company recorded $767,248 for share-based compensation in accordance with SFAS 123R.

(5)	Commitments and Contingencies

In July, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a material re-assessment from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. The Company believes that it will not be liable for the re-assessment against CADx Medical. The Company’s Canadian tax counsel responded to the notice outlining its grounds of objection with respect to the re-assessment. The CRA responded acknowledging receipt of the correspondence and advised that they expect to schedule a review within six months.

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

Results of Operations

Overview

iCAD is an industry-leading provider of computer aided detection solutions (“CAD”) that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. CAD for mammography screening is also reimbursable in the United States under federal and most third-party insurance programs. Since receiving FDA approval for our first breast cancer detection product in January 2002, over nineteen hundred of our CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

In late 2005, the Company began to see a shift in sales from its film based analog CAD technology to its digital CAD technology. This shift is due in a large part to results from the DMIST (Digital Mammography Imaging Screening Trial) published in late 2005, comparing digital and analog mammography technology, which showed that the majority of the screening population benefited from digital screening technology. Additionally, digital mammography offers better clinical images combined with significant workflow improvements for the radiologist. CAD technology is more often purchased for use with digital mammography equipment than is purchased for use with analog mammography equipment. The Company believes that the shift to digital CAD technology will continue and as such it will continue to have a positive impact on the Company’s overall performance, primarily because the Company expects to realize higher revenue of its digital products due to the purchase rate of digital CAD technology as compared to analog CAD technology and from higher gross margins realized on the Company’s digital products.

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

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In connection with the adoption of SFAS 123R as of the beginning of the first quarter of 2006, the Company added “Stock Based Compensation” as a critical accounting policy. In addition, the Company believes that Revenue Recognition is a critical accounting policy because it is governed by multiple complex accounting rules, however there are no significant estimates or assumptions used in recording the Company’s revenue.

Quarter Ended September 30, 2007 compared to Quarter Ended September 30, 2006 and Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Revenue. Revenue for the three and nine month periods ended September 30, 2007 was $6,259,541 and $18,511,763, respectively, compared with revenue of $5,038,336 and $13,281,679 for the three and nine month periods ended September 30, 2006. In the nine month period ended September 30, 2007, sales of iCAD’s digital solutions increased $4,652,881 or 68.9% to $11,405,076, compared to sales of $6,752,195 in the nine month period in 2006. The increase of $1,221,205 or 24.2% in total revenue in the third quarter of 2007, from the same period in 2006 was due primarily to an increase of $916,206 or 29.8%, in the digital CAD business to $3,989,826, compared to sales of $3,073,620 in the same period in 2006. This is due to a substantial increase in the market adoption of Full Field Digital Mammography (FFDM) equipment and strong continued demand for digital CAD technology for the detection of breast cancer used in conjunction with FFDM.

This shift in sales to FFDM and the associated CAD technology has impacted the Company’s sales of its film based analog technology. While the transition to digital technology has a significant positive impact on overall performance, the film based analog products are a mature product line. The Company is however realizing a strong demand for its TotalLook™ analog product that is used for digitizing prior mammography exams, for comparative reading with current mammography exams. The TotalLook provides a comprehensive film-to-digital solution making it easier for facilities to transition from film to digital mammography. Sales of iCAD’s film based analog products increased 16.6% or $208,610 in the third quarter of 2007 compared to the third quarter of 2006, and 3.6% or $158,169 for the nine month period ended September 30, 2007, compared to the same period of 2006.

Service and supply revenue increased approximately 13.7% and 20.0% in the three and nine month periods ended September 30, 2007, respectively, to $800,765 and $2,518,581, respectively, compared to $704,376 and $2,099,547, respectively, in the same three and nine month periods in 2006. The increase in the Company’s service revenue for the three and nine month periods of 2007 is due primarily to focused efforts by the Company to increase its service offerings to its customers, resulting in an increase in sales of service contracts.

	Three months ended September 30,
	2007	2006	Change	% Change
Digital revenue	$3,989,826	$3,073,620	$916,206	29.8%
Film based analog revenue	1,468,950	1,260,341	208,609	16.6%
Service & supply revenue	800,765	704,375	96,390	13.7%
Total revenue	$6,259,541	$5,038,336	$1,221,205	24.2%

	Nine months ended September 30,
	2007	2006	Change	% Change
Digital revenue	$11,405,076	$6,752,195	$4,652,881	68.9%
Film based analog revenue	4,588,106	4,429,937	158,169	3.6%
Service & supply revenue	2,518,581	2,099,547	419,034	20.0%
Total revenue	$18,511,763	$13,281,679	$5,230,084	39.4%

Gross Margin. Gross margin increased to 80.1% for both the three and nine month periods ended September 30, 2007 compared to 76.3% and 77.8%, respectively, in the same three and nine month periods in 2006. The increase in gross margin for the three and nine month periods of 2007 is primarily attributable to increased sales of our digital products, which have a slightly higher gross margin than our film based analog products which include more hardware components.

Engineering and Product Development. Engineering and product development costs for the three and nine month periods ended September 30, 2007 decreased by $137,044 or 10.8% and $523,139 or 13.6%, respectively, from $1,266,389 and $3,850,783 in 2006 to $1,129,345 and $3,327,644, respectively, in 2007. The decrease in engineering and product development costs during the three month period ended September 30, 2007 was primarily due to a decrease in consulting, prototype and regulatory expenses of approximately $160,000. The decreases in expense were partially offset by an increase in stock based compensation expense for the three month period of 2007 of approximately $23,000 due to the impact of SFAS 123R, to $35,000 in 2007 compared to $12,000 for the same period in 2006. The decrease in engineering and product development costs for the nine month period ended September 30, 2007 was primarily due to a decrease in overall personnel costs resulting from staff reductions and a shift in personnel to the Company’s marketing department and decrease travel expense that was partially offset by an increase in bonus expense all totaling approximately $365,000. In addition, during the 2007 period we experienced a decrease in prototype and regulatory expenses of approximately $270,000. The decrease in expenses were partially offset by an increase in stock based compensation expense for the nine month period of 2007 of approximately $118,000, due to the impact of SFAS 123R, to $131,000 in 2007 compared to $13,000 for the same period in 2006.

Marketing and Sales. Marketing and sales expense for the three and nine month periods ended September 30, 2007 increased by $408,161 or 18.4% and $1,855,636 or 30.6%, respectively, from $2,212,666 and $6,067,395 in 2006 to $2,620,827 and $7,923,032, respectively, in 2007. The increase in marketing and sales expense for the three and nine month period ended September 30, 2007, primarily resulted from the actions taken by the Company’s new management to revamp the sales efforts including the hiring of highly experienced sales and marketing professionals and a shift of several personnel from engineering to product marketing, which resulted in increased expenses of approximately $331,000 and $1,402,000, respectively, for the three and nine month periods of 2007. In addition, the Company incurred additional expenses for the three and nine month periods of 2007 of approximately $123,000 and $506,000, respectively, for public relations, advertising, travel, collateral and training materials. The marketing and sales expense in the three and nine month periods of 2007 also includes stock based compensation expense in the amount of approximately $31,000 and $126,000, respectively, due to the impact of SFAS 123R, compared to $79,000 and $149,000, respective, in the comparable periods of 2006.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2007 increased by $424,828 or 30.5%, from $1,391,829 in 2006 to $1,816,657 in 2007. The increase in general and administrative expenses for the three month period ended September 30, 2007 was due primarily to the increase in overall personnel costs of approximately $203,000 and the increase in stock based compensation expense of approximately $159,000 resulting from the issuance of stock options and restricted stock. In addition, the Company incurred approximately $70,000 during the third quarter of 2007 in expenses associated with the Company’s new executive office facility in Nashua, NH. General and administrative expenses for the nine month period ended September 30, 2007 decreased by $256,304 or 4.6%, from $5,576,267 in 2006 to $5,319,963 in 2007. The decrease in general and administrative expenses for the nine month period ended September 30, 2007 was due primarily to severance and related separation costs of approximately $700,000 in the 2006 periods in connection with the resignation of the Company’s former Chief Executive Officer in May 2006. These costs included $258,000 in share-based compensation under SFAS 123R due to the modification of options in connection with his separation agreement with the Company. The decrease in general and administrative expense during the nine month period ended September 30, 2007, also includes a reduction of approximately $380,000 in legal expenses principally associated with the Company’s patent arbitration proceeding with R2 Technology, Inc. which was settled in April of 2006 and a decrease of $150,000 in amortization expense due to fully amortized assets associated with the Company’s acquisition of CADx in 2003. These decreases in expenses were partially offset by increases in salaries, employee bonus accrual, a newly established compensation plan for our Board of Directors and expenses associated with the Company’s new office facility and totaling approximately $756,000, and an increase of approximately $227,000 in stock-based compensation expense due to the issuance of stock option and restricted shares in the third quarter of 2007.

Interest Expense. Net interest expense for the three and nine month periods ended September 30, 2007 increased from $67,760 and $95,448, respectively, in 2006 to $114,752 and $329,891 in 2007. This increase is due primarily to the increase in the Company’s Convertible Revolving Loan and Convertible Loans Payable balances during the second and third quarters of 2006.

Net Loss. As a result of the foregoing and including stock based compensation expense of $362,925, the Company recorded a net loss of ($670,045) or ($0.02) per share for the three month period ended September 30, 2007 on revenue of $6,259,541, compared to stock based compensation expense of $220,527 with a net loss of ($1,094,482) or ($0.03) per share for the same period in 2006 on revenue of $5,038,336. The loss for the nine months ended September 30, 2007, including stock based compensation expense of $855,533, was ($2,063,593) or ($0.06) per share on revenue of $18,511,763, compared to stock based compensation expense of $767,248 with a net loss of ($5,258,675) or ($0.14) per share on revenue of $13,281,679 for the nine months ended September 30, 2006.

Backlog. The Company’s product backlog (excluding service and supplies) as of September 30, 2007 totaled approximately $1,716,000 as compared to $1,401,445 as of September 30, 2006 and $1,568,541 at June 30, 2007. It is expected that the majority of the backlog at September 30, 2007 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations and the availability of a $5,000,000 credit line under the Loan Agreement with its former Chairman, Mr. Robert Howard, of which $2,741,094 was available for borrowing at September 30, 2007. The Loan Agreement currently expires March 31, 2008, subject to extension by the parties. Mr. Howard has advised the Company that he does not intend to call in the outstanding principal balance under the Loan Agreement prior to March 31, 2009. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at the prime interest rate plus 1%, (9.25% at September 30, 2007). Mr. Howard has also agreed that while the Loan Agreement exists he will not convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes payable, non-employee warrants and non-employee stock options. The Company's ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

At September 30, 2007 the Company had current assets of $10,176,105, current liabilities of $8,937,728 and working capital of $1,238,377. The ratio of current assets to current liabilities was 1.1:1

Net cash used for operating activities for the nine months ended September 30, 2007 was $172,176, compared to net cash used of $3,576,182 for the same period in 2006. The cash used for the nine months ended September 30, 2007 resulted from the net loss of $2,063,593, increases in accounts receivable of $436,804 and other current assets of $145,978, and a decrease in accounts payable of $1,215,468 and accrued expenses of $198,016, offset by the decrease in inventory of $1,199,446 and increases in accrued interest and deferred revenue totaling $512,839, plus non-cash items including, depreciation, amortization, disposal of assets and interest expense associated with discount on convertible loans payable of $1,319,865 and stock based compensation of $855,533.

The net cash used for investing activities, which consisted of additions to property and equipment, for the nine month period ended September 30, 2007 was $449,682, compared to $432,342 for the comparable period in 2006.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $856,327, compared to net cash provided by financing activities of $4,375,000 for the same period in 2006. The cash provided by financing activities during the nine months ended September 30, 2007 was due primarily to cash received from the issuance of common stock relating to the exercise of stock options in the amount of $1,231,327 offset by the final payment of the note payable associated with the CADx acquisition in the amount of $375,000.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible revolving loan payable to related party	$2,258,906	$-	$2,258,906	$-	$-
Convertible loans payable to related parties	$2,791,176	$2,791,176	$-	$-	$-
Convertible loans payable to investors	$679,412	$679,412	$-	$-	$-
Lease Obligations	$1,863,460	$130,652	$1,011,290	$721,518	$-
Other Long-Term Obligations	$289,490	$284,114	$5,376	$-	$-
Interest Obligation*	$428,007	$428,007	$-	$-	$-
Total Contractual Obligations	$8,310,451	$4,313,361	$3,275,572	$721,518	$-

* The Company’s interest obligation relating to the Loan Agreement with Mr. Howard, its former Chairman, is not included in this table.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2007, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second and third quarter of 2007, 5,150 shares of the Company’s 7% Series A Convertible Preferred Stock and 1,145 shares of the Company 7% Series B Convertible Preferred Stock were converted by non-affiliate holders into 1,087,500 shares of the Company’s common stock, in accordance with the terms of the preferred stock. No compensation or fees were paid to solicit or induce the conversion by the holders of the preferred stock. Issuance of the Company’s common stock upon conversion of the preferred stock was made pursuant to an exemption from registration under Section 3(a) (9) of the Securities Act of 1933, as amended. At September 30, 2007 the Company has no outstanding shares of its 7% Series A and Series B Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders

On July 18, 2007 the Company held an Annual Meeting of Stockholders at which the following matters were voted on by the security holders of iCAD, Inc. The results of the vote are as follows:

1. To elect three Class II directors for three-year terms (or one-year terms if the amendment to iCAD's Certificate of Incorporation referred to in item 3 below is approved) and until their respective successors have been duly elected and qualified;

Names of Nominees Class II	Number of Votes For	Number of Votes Withheld
James Harlan	36,038,662	329,572
Maha Sallam	33,800,358	2,567,876
Elliot Sussman, M.D.	35,752,567	615,667

In addition to the Class II directors elected at the meeting the following directors continued to hold office after the Annual Meeting:

Class I directors (terms expire in 2008): Kenneth Ferry and Steven Rappaport
Class III directors (terms expire in 2008): Robert Howard, Rachel Brem, M.D. and Dr. Lawrence Howard.

2. Adoption to amend iCAD’s Certificate of Incorporation to increase the number of shares of common stock that iCAD has authority to issue from 50,000,000 to 85,000,000 and consequently, to increase the total number of shares of all classes of capital stock that iCAD has authority to issue from 51,000,000 to 86,000,000;

The proposal to amend iCAD’s Certificate of Incorporation was approved by the stockholders by a vote of 35,469,055 shares FOR the proposal, 886,433 shares AGAINST the proposal and 12,746 shares ABSTAINING from voting.

3. Adoption to amendment iCAD’s Certificate of Incorporation to provide for the annual election of all of its directors;

The proposal to amend iCAD’s Certificate of Incorporation to provide for annual election was approved by the stockholders by a vote of 36,176,654 shares FOR the proposal, 186,762 shares AGAINST the proposal and 4,818 shares ABSTAINING from voting.

4. Adoption of 2007 Stock Incentive Plan;

The proposal to approve and adopt the Company’s 2007 Stock Incentive Plan was approved by the stockholders by a vote of 15,523,663 shares FOR the proposal, 4,639,092 shares AGAINST the proposal, 103,466 shares ABSTAINING from voting, and 16,102,013 shares NOT VOTED.

Item 5. Other Information

In October 2007, Mr. Robert Howard, Chairman of the Board at the time, informed the Company of his decision to retire as Chairman of the Board and director of the Company, effective November 1, 2007. As a result, the Registrant regained compliance with Nasdaq’s independent director requirement as set forth in Marketplace Rule 4350(c) within the cure period, and maintains compliance with all other applicable listing criteria. No delisting proceeding will be commenced by Nasdaq with respect to the Registrant’s listed securities.

Item 6. Exhibits

Exhibit No.	Description

10.1	2007 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 13, 2007).

11	Earnings Per Share Calculation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc. (Registrant)

Date: November 13, 2007	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date: November 13, 2007	By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks
Executive Vice President of Finance and Chief Financial Officer, Treasurer