Form 10-K
period 2007-12-31
ICAD INC
filed 2008-03-17
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐  No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on June 30, 2007 was $127,780,279. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2007, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 10, 2008, the registrant had 39,171,332 shares of Common Stock outstanding.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held in 2008 to be filed with the Commission are incorporated by reference into Part III of this report.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (“SEC”). The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Unless the context otherwise requires, the terms “iCAD”, “Company”, “we”, “our” and “us” means iCAD, Inc. and its consolidated subsidiaries.

PART I

Item 1.	Business.

General

iCAD was founded in 1984 as Howtek, Inc. (“Howtek”). Howtek developed, manufactured and marketed digitizing systems, also referred to as scanners. The scanners converted printed, photographic and other hard copy images to digital form for use in the graphic arts, photo finishing and medical industries. In 1987 Howtek began development of its first scanner with the goals of delivering a smaller, easier to use and less costly alternative to traditional scanners on the market at that time. Howtek followed with a series of products further improving the quality of digital imaging while reducing the price and complexity of digitizing systems.

In 2001, foreseeing a decline in the graphic arts and photo finishing industries, the Company elected to focus its efforts solely on the medical imaging industry with increased product offerings. This goal was advanced in June 2002 with the Company’s acquisition of Intelligent Systems Software, Inc. (“ISSI”), a privately held company based in Florida offering an approved Computer-Aided Detection system (“CAD”) for breast cancer. In December 2003, the Company also acquired Qualia Computing, Inc. (“Qualia”), a privately held company based in Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”). These acquisitions brought together two of the three companies with clearance by the United States Food and Drug Administration (“FDA”) to market CAD solutions for breast cancer in the United States.

Today the Company is an industry-leading provider of CAD solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. CAD is also reimbursable in the United States under federal and most third-party insurance programs. Since receiving FDA clearance for its first breast cancer detection product in January 2002, over eighteen hundred of iCAD’s CAD systems have been placed in mammography facilities worldwide. We are also developing CAD solutions for use with virtual colonoscopy to improve the detection of colonic polyps while delivering improved workflow for the radiologists, and higher quality patient care.

Our website is www.icadmed.com. At this website the following documents are available at no charge: our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

We are headquartered in Nashua, New Hampshire, and our principal research and development center is located in Beavercreek, Ohio.

Strategy

The Company intends to continue to expand its core competencies in pattern recognition and algorithm development in disease detection. The Company’s focus is on the development and marketing of cancer detection solutions for disease states where there are established or emerging protocols for screening as a standard of care. The Company expects to pursue the development of CAD products for select disease states that demonstrate one or more of the following: it is clinically proven that screening has a significant impact on patient outcomes, there is an opportunity to lower health care costs, screening is non-invasive or minimally invasive, and public awareness of the disease is high or growing.

The Company believes that the steady advancement of digital imaging bolsters its efforts to develop additional commercially viable CAD products. Its intention is to broaden the Company’s extensive CAD capabilities across multiple imaging modalities to develop or enhance products that will help clinicians detect disease earlier, enhance patient care, and improve patient outcomes. The Company is currently applying its patented detection technology and algorithm platform to other disease states, such as colon and lung cancer, where it believes pattern recognition, artificial intelligence, and image processing will play a pivotal role. For mammography, the Company is developing CAD solutions for tomosynthesis (3-D mammography) that assist radiologists in detecting more cancers earlier, while also analyzing the tremendous volume of data generated by 3-D imaging. CAD solutions are also in development for use with virtual colonoscopy to improve the detection of colonic polyps while delivering improved workflow for the radiologist, and higher quality patient care. The Company expects to have a commercial CAD product for use with virtual colonoscopy available for sale in Europe by the end of 2008.

Network connectivity, clinical workflow and timely processing of patient information are critical issues for radiology departments. Healthcare providers are working to stay competitive in a healthcare environment experiencing significant budget constraints. iCAD will continue to provide powerful and flexible Digital Imaging and Communication in Medicine (“DICOM”) connectivity solutions. Seamless integration of CAD with leading image processing systems, review workstations, and Picture Archiving and Communication Systems (“PACS”), from multiple vendors, will remain a focal point of its product development efforts. Simpler and easier integration with existing clinical systems and connectivity benefits that support tele-radiology and remote viewing also remain focal points of its product development efforts. The Company expects to continue to deliver digital technology workflow advantages by improving the efficiencies of key processes, from the ease in which radiologists can read and interpret studies to the speed at which high-priority images are processed through the system.

The Company has also increased its emphasis on the development and growth of residual and continuing revenue sources. Fee per procedure purchase options have been implemented for the delivery of CAD solutions and the Company is also pursuing additional revenue sources related to service and extended maintenance revenue.

Virtual colonoscopy (“CTC”) is a technology that has evolved rapidly in recent years. The Company expects that the market for virtual colonoscopy will grow worldwide. The anticipated growth is due to the increased demand for the procedures for early detection of colon cancer, combined with the recent results of the National CT Colonography Trial demonstrating that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to colonoscopy.

Market and Market Opportunities

CAD systems use sophisticated algorithms to analyze image data and mark suspicious areas in the image that may indicate cancer. The locations of the abnormalities are marked in a manner that allows the reader of the image to reference the same areas in the original mammogram for further review. The intent of CAD is to aid in the detection of potential abnormalities for the radiologist to review. After initially reviewing the case films or digital images a radiologist reviews the CAD results and subsequently re-examines suspicious areas that warrant a second look before making a final interpretation of the study. The radiologist determines if a clinically significant abnormality exists and whether further diagnostic evaluation is warranted. CAD is most prevalent as an adjunct to mammography given the documented success of CAD. Other major clinical applications where CAD technology is of value include breast MRI, virtual colonoscopy and chest and lung screening.

Approximately 35 million mammograms are performed annually in the United States. Although mammography is the most effective method for early detection of breast cancer; studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. More than half of the cancers missed are due to observational errors. CAD, when used in conjunction with mammography, has been proven to help reduce the risk of these observational errors by as much as 20%. Earlier cancer detection typically leads to more effective, less invasive, and less costly treatment options which ultimately should translate into improved patient survival rates. CAD as an adjunct to mammography screening is reimbursable in the United States under federal and most third party insurance programs. This reimbursement provides economic support for the acquisition of CAD products by women’s healthcare providers. Market growth has also been driven in recent years by the introduction of full field digital mammography (“FFDM”) systems. According to the January 2007 National Electrical Manufacturers Association Forecast Report, the mammography market in the United States was forecasted to exceed $400 million in 2007 and projected to grow at least 10% in 2008.

In the United States, approximately 8,800 facilities (with approximately 14,000 mammography systems) are certified to provide mammography screening. Historically, these centers have used conventional film-based medical imaging technologies to capture and analyze breast images. Of the 8,800 certified facilities, approximately 30% have acquired FFDM systems. A FFDM system generates a digital image eliminating film used in conventional mammography. The number of facilities converting to digital mammography systems continues to grow and has been fueled by the results reported in 2005 in the New England Journal of Medicine from the American College of Radiology Imaging Network’s (“ACRIN”) Digital Mammographic Imaging Screening Trial (“DMIST”). The trial showed that there was no difference in accuracy between the two modalities for screening asymptomatic women in general. But for three subgroups of women (which represent over 60% of the population), digital mammography performed better than film-based mammography.

While double reading protocol is currently advocated as a standard of care in most European countries this is not the case in the United States. Double reading requires substantially more resources, which are often not available considering the shortage of mammographers across the country. In view of the frequency of missed cancers and of the lack of resources for double reading as a standard of care, CAD in combination with review by a single radiologist is an alternative to double reading of mammography and possibly further reduce breast cancer mortality.

Breast cancer is one of the most prevalent forms of cancer and also responsible for the most number of cancer-related deaths among women in the European Union (“EU”). The number of expected cancer cases will continue to rise as the incidence of cancer increases steeply with age and life expectancy. According to the European Parliamentary Group on Breast Cancer, they expect approximately 269,000 new breast cancer cases will be reported and over 87,000 deaths per year. On average 1 out of every 10 women in the EU is expected to develop breast cancer at some point in their life. As a result, most countries in western Europe have or are planning to implement Mammography screening programs resulting in an expected increase in the number of mammograms performed in the coming years.

Market Size and Share

The total CAD mammography market in the United States was projected to exceed $100 million in 2007 according to a 2006 Market Report from the Millennium Research Group (“MRG”). According to this same report, iCAD had 45% of the U.S. digital mammography CAD market with Hologic/R2 holding a 54% share. Frost and Sullivan projects the CAD mammography market in the United States will reach $333.5 million in 2012, growing at a compounded rate of approximately 20.2 percent between 2005 and 2012.

New Market Opportunities

Computed Tomography Applications and Colonic Polyp Detection

Computed Tomography (“CT”) is a well-established and widely used imaging technology that has evolved rapidly over the last few years. CT equipment is used to image cross sectional slices of various parts of the human body. When combined, these “slices” provide detailed volumetric representations of the imaged areas. The use of multi-detectors in CT equipment has progressed in just a few years from 4 slices to 8, 16, 64 slices and beyond resulting in vastly improved image quality. The image quality improvements resulting from the increased number of slices per procedure and greatly increased imaging speeds have expanded the use of CT imaging in both the number of procedures performed as well as the applications for which it is utilized. It was estimated by Frost and Sullivan that over 70 million CT procedures would be performed in 2006 in the United States alone with an installed base of approximately 9,600 machines. While the increased number of cross sectional slices provides important and valuable diagnostic information, it adds to the challenge of managing and interpreting the large volume of data generated. These challenges in CT imaging present opportunities for automated image analysis and CAD products that the Company believes it is well positioned to develop and promote.

According to the American Cancer Society, colorectal cancer is the fourth most common type of cancer in men and women in the United States, and 140,000 people will be diagnosed with colon cancer this year. It is also the second leading cause of cancer deaths in spite of being highly preventable with early identification and removal of colorectal polyps. Several techniques including optical colonoscopy, which involves visualizing the inside of the colon with a specialized scope, exist for the early identification of polyps. More than 82 million Americans are over age 50 and are eligible for colorectal cancer screening however this technique remains highly under utilized, due at least in part to the invasive nature of this screening procedure.

CTC, also known as Virtual Colonoscopy, is a relatively new and less invasive technique than traditional colonoscopy for imaging the colon. CTC is performed with standard CT imaging of the abdomen while the colon is distended after subjecting the patient to a colon cleansing regimen. Specialized software from third party display workstation and PACS vendors is then used to reconstruct and visualize the internal surface of the colon and review the CT slices; CAD is then used to identify potential polyps. Results from the ACRIN National CT Colonography Trial recently announced at the ACRIN 2007 fall meeting, demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to colonoscopy. The Company believes that this study coupled with recent legislation introduced to establish Medicare reimbursement for the procedure are likely to expand the options available for colorectal cancer screening and increase utilization of Virtual Colonoscopy.

CTC is becoming more readily available and has gained health insurance coverage for some diagnostic applications and in some limited cases for the screening application in the United States. The process of reading a CTC exam can be lengthy and tedious as the interpreting physician is often required to traverse the entire length of the colon multiple times. CAD technology can play an important role in improving the accuracy and efficiency of reading CTC cases by automatically identifying potential polyps. The Company is in the process of developing solutions for the detection of colonic polyps in CTC exams. The Company initially plans to deliver its solution to end users through integration with leading vendors who provide image display and visualization technology specifically designed for CTC images.

Products and Product Development

The table below presents the revenue and percentage of revenue attributable to our different product and services, in 2007, 2006 and 2005:

	For the year ended December 31,
	2007	%	2006	%	2005	%
Digital revenue	$16,429,450	62%	$10,287,510	52%	$6,303,373	32%
Film based analog revenue	6,768,846	25%	6,519,503	33%	11,685,454	59%
Service & supply revenue	3,414,116	13%	2,914,345	15%	1,780,995	9%
Total revenue	$26,612,412		$19,721,358		$19,769,822

Products for Computer Aided Detection (CAD) in Mammography
iCAD develops and actively markets a comprehensive range of high-performance CAD solutions for both digital and film-based mammography systems. iCAD’s SecondLook systems are based on sophisticated patented algorithms that analyze the data; automatically identifying and marking suspicious regions in the images. The system provides the radiologist with a “second look” which helps the radiologist detect up to 72% of actionable missed cancers an average of 15 months earlier than screening mammography alone. SecondLook detects and identifies suspicious masses and micro-calcifications utilizing image processing, pattern recognition and artificial intelligence techniques. Knowledge from thousands of mammography images are incorporated in these algorithms enabling the product to distinguish between characteristics of cancerous and normal tissues. The result is earlier detection of hard-to-find cancers, improved workflow for radiologists, and higher quality patient care.

The current version of the SecondLook product delivers the highest CAD performance in the Company’s history and provides clinical and workflow enhancements by improving mass detection performance and reducing the number of false positive CAD marks.

In 2006, we initiated development of CAD products for additional digital imaging providers including Agfa Corporation, Sectra Medical Systems and Planmed Oy. We also initiated research and development activities to develop the next generation of SecondLook CAD. This next product will provide improved performance and increased ease of use to better support clinical decision making and improve workflow. Developmental work continues with PACS companies and is focused on developing new, more efficient ways of integrating CAD into PACS review workstations to create a streamlined workflow for mammography and potentially other specialties.

SecondLook Digital
The SecondLook Digital products are used in conjunction with digital mammography imaging systems from leading manufacturers of direct digital and computed radiography equipment - including GE Healthcare, Siemens Medical, Hologic, Inc., and IMS Giotto. In addition, iCAD is awaiting FDA approval for its CAD product for use with Fuji’s Computer Radiography (“CR”) system. iCAD believes it has strong development partnerships with leading imaging providers. The algorithms in SecondLook Digital products have been fine-tuned and optimized for each digital imaging provider based upon characteristics of their unique detectors. iCAD is also developing individualized product designs to enable customized CAD functionality unique to the products of each imaging partner.

SecondLook Digital is a computer server residing on a customer’s network that receives patient studies from the imaging modality, performs CAD analysis and sends the CAD results to PACS and/or review workstations. Workflow and efficiency are critical in digital imaging environments therefore iCAD has developed flexible, powerful DICOM integration capabilities that enable SecondLook Digital to integrate seamlessly with leading PACS archives and review workstations from multiple providers. iCAD has worked with its partners to ensure CAD results are integrated and easily viewed using each review workstation’s graphical user interface. To further improve efficiency and clinical efficacy, the most urgent or important patient studies can be prioritized and analyzed with CAD first.

SecondLook 300 and SecondLook 200
The SecondLook 300 and SecondLook 200 products are powerful film-based CAD systems combining patented Clinical Information System digitizer technology with industry-leading cancer detection algorithms. The compact design of these SecondLook systems provides flexibility and convenience to meet constrained space requirements. These systems install quickly on-site and are supported by iCAD’s customer support and service teams. The SecondLook 300 viewer offers optional features such as PowerLook® and iReveal® technology that provide soft-copy reading and touch screen control of the image for fast, precise image assessment. Flexible DICOM integration options enable customized configurations with leading PACS and Radiology Information System (“RIS”) systems.

The SecondLook 200 is a CAD solution providing early, accurate cancer detection for use at smaller facilities with lower case volumes. iCAD’s ClickCAD program offers an alternative fee-per-procedure financing option for SecondLook 200 users, enabling facilities of all sizes to provide the benefits of CAD to their patients.

Products for Converting Mammography Films to Digital Images
The TotalLook MammoAdvantage™ system converts prior mammography films to digital images delivering high resolution digitized images to meet the critical specifications required for conversion of prior films. TotalLook MammoAdvantage captures all of the detail without image artifacts for comparative review on a single digital workstation. In moving to one review workstation, users experience improvements in workflow, productivity and reduced discomfort associated with switching between a light box and a computer screen to view images.

The TotalLook MammoAdvantage provides a comprehensive film-to-digital solution making it easier for facilities to transition from film to digital mammography. iCAD’s technology provides full image fidelity for more accurate digitized images, high reliability with no daily maintenance, and fast scan time for improved throughput. The comprehensive, flexible DICOM connectivity solutions delivered through TotalLook MammoAdvantage enable seamless integration with PACS and RIS systems, reducing redundant patient data entry. Intelligent image compression provides excellent image quality while substantially minimizing storage requirements and improving network transmission speed.

Products for Computer Aided Detection of Colonic Polyps
iCAD is currently engaged in the development of a CAD solution to support detection of colonic polyps in conjunction with CTC (CT Colonography or Virtual Colonoscopy). iCAD believes that CAD for CTC is a natural extension of iCAD’s core competencies in image analysis and image processing. iCAD expects this system will likely be offered in conjunction with third party display workstations and PACS vendors. iCAD expects to begin field testing the product in 2008 and has executed an agreement with ACR Image Metrix to conduct a multi-reader clinical study of our CT Colon product, for use with Virtual Colonoscopy. With this partnership, iCAD will work with ACR Image Metrix to develop and execute a clinical study to support FDA approval of CT Colon CAD. ACR Image Metrix was launched by the American College of Radiology (“ACR”) to leverage their thirty years of experience in conducting clinical research in part through the ACRIN. The ACR and ACRIN have a proven history in developing trials that standardize the use of imaging technologies, image transmission and archive, reduce the size and cost of trials and produce more reliable results.

iCAD believes this partnership represents a major step forward in the development and commercialization of its Colon CAD product. Our expectation is that working with ACR Image Metrix, a group with significant expertise in radiology clinical trial management, will put the Company in an optimal position to submit solid clinical data to the FDA and meet the Company goals for this proposed product line.

Sales and Marketing

iCAD’s products for digital mammography are sold through its direct regional sales organization in the United States as well as through its OEM partners, including GE Healthcare, Siemens Medical, Agfa in Europe, and through IMS Giotto’s network of distributors. In 2006, iCAD entered into a supplier agreement with Fuji Medical to supply their SecondLook Digital CAD product for use with Fuji’s CR system. The Company is currently awaiting FDA approval of the Company’s product for use with the Fuji CR system. Additionally, Siemens Medical expanded their agreement to distribute the TotalLook MammoAdvantage digitizer solution for comparative reading of prior films and GE Healthcare and Fuji Medical are adding TotalLook MammoAdvantage to their product portfolios.

The iCAD analog product line is sold direct through our regional sales managers and through select distributor and manufacturer representative organizations.

The Company’s expanded domestic sales team is comprised of experienced healthcare sales professionals with significant track records of success within the diagnostic imaging market. In early 2007 an experienced healthcare sales manager with significant CAD experience based in Europe, was hired by the Company to run iCAD’s European sales and marketing operation.

The Company’s products are marketed on the basis of their clinical superiority and their ability to help radiologists detect more cancers earlier, while seamlessly integrating into the clinical workflow of the radiologist. In 2007 the Company continued to build upon the re-branding campaign launched at the end of 2006. The Company developed and executed a variety of public relations and local outreach programs with numerous iCAD customers including a Video News release package. Further investments were made in cultivating relationships with the leaders in Mammography, Colon, and Lung CAD at national trade shows through round table discussions about the future of CAD in these modalities. Funding supported attendance at more regional trade shows that focused on mammography. The Company expanded and further enhanced its presence at the RSNA (Radiological Society of North America) 2007 while also establishing a presence in the booths of the Company’s OEM partners.

Competition

The Company currently faces direct competition in its CAD business from Hologic, Inc. (which acquired R2 Technology, Inc. in July 2006) and, to a lesser extent from Kodak Carestream. Imaging equipment manufacturers such as GE Medical, Siemens Medical, Philips Healthcare and other medical imaging equipment manufacturers have explored the possibility of introducing their own versions of CAD and comparative reading products into the market, but thus far have not had a significant impact in the market. The Company believes that current regulatory requirements present a significant barrier to entry in this market.

The Company anticipates additional competition in the CT Colon solutions market. It expects competition will come from the traditional imaging CT equipment manufacturers, 3D Rendering and Analysis firms, as well as from emerging CAD companies. Siemens Medical, GE Healthcare, and Philips Medical Systems currently offer or are in the process of developing polyp detection products. The Company expects that these companies will offer a colonic polyp detection solution as an advanced feature of their image management and display products typically sold with their CT equipment. Several emerging CAD companies have also introduced solutions for colorectal polyp detection.

iCAD operates in highly competitive and rapidly changing markets with competitive products available from nationally and internationally recognized companies. Many of these competitors have significantly greater financial, technical and human resources than iCAD and they are well established in the healthcare market. In addition, some companies have developed or may develop technologies or products that could compete with the products we manufacture and distribute or that would render our products obsolete or noncompetitive. Moreover, competitors may achieve patent protection, regulatory approval, or product commercialization prior to us that would limit our ability to compete with them. These and other competitive pressures could have a material adverse effect on the Company’s business.

Manufacturing and Customer and Professional Service

The Company’s products are manufactured and assembled for it by a contract manufacturer of medical devices. The Company’s manufacturing efforts are generally limited to purchasing and supply chain management, planning/scheduling, manufacturing engineering, service repairs, quality assurance, inventory management, and warehousing. Once the product has shipped, it is usually installed by one of the Company’s OEM partners at the customer site. When a product sale is taken direct from the end customer by iCAD, the product is installed by iCAD personnel at the customer site.

The Professional services organization of iCAD is comprised of a team of trained and specialized individuals providing comprehensive support on a pre-sales and post-sales basis.  This includes pre-sale product demonstrations, product installations, applications training, and call center management (or technical support). The support center is the single point of contact for the customer, providing remote diagnostics, troubleshooting, training, and service dispatch.   Service repair efforts are generally performed at the customer site by third party service organizations or in the Company’s repair depot by their repair technicians .

Government Regulation

The Company’s CAD systems are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act with potentially significant costs for compliance. The FDA’s regulations govern, among other things, product development, product testing, product labeling, product storage, pre-market clearance or approval, advertising and promotion, and sales and distribution. The Company’s devices are subject to FDA clearance or approval before they can be marketed in the United States and may be subject to additional regulatory approvals before they can be marketed outside the United States. There is no guarantee that future products or product modifications will receive the necessary approvals.

The FDA’s Quality System Regulations require that the Company's manufacturing operations follow extensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The Company is subject to FDA regulations covering labeling regulations and adverse event reporting including the FDA’s general prohibition of promoting products for unapproved or off-label uses.

The Company's manufacturing facilities are subject to periodic unannounced inspections by the FDA and corresponding state agencies. Compliance with international regulatory authorities with extensive regulatory requirements is required. Failure to fully comply with applicable regulations could result in the Company receiving warning letters, non-approvals, suspensions of existing approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Additionally, in order to market and sell its CAD products in certain countries outside of the United States, the Company must obtain and maintain regulatory approvals and comply with the regulations of each specific country. These regulations, including the requirements for approvals, and the time required for regulatory review vary by country.

Intellectual Property

The Company primarily relies on a combination of patents, trade secrets and copyright law, third-party and employee confidentiality agreements, and other protective measures to protect its intellectual property rights pertaining to our products and technologies.

Currently the Company has 22 issued patents covering its CAD and scanner technologies in the United States expiring between 2019 and 2026. These patents help the Company maintain a proprietary position in these markets. Additionally, the Company has 18 patent applications pending domestically, some of which have been also filed internationally, and it plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s CAD and digitizer technologies and products, including CAD for CT colon and lung. In June 2006, the Company secured a non-exclusive patent license from the National Institute of Health (“NIH”) which relates broadly to CAD in colonography. In February 2003 the Company secured a patent license to United States, European, Canadian, and Japanese patents owned by Scanis, Inc., which relate broadly to CAD for breast cancer.

The Company believes it has all the necessary licenses from third parties for software and other technologies in its current products.

Sources and Availability of Materials

The Company depends upon a limited number of suppliers and manufacturers for its products, and certain components in its products may be available from a sole or limited number of suppliers. The Company's products are generally either manufactured and assembled for it by a sole manufacturer, by a limited number of manufacturers or assembled by it from supplies it obtains from a limited number of suppliers. Critical components required to manufacture these products, whether by outside manufacturers or directly, may be available from a sole or limited number of component suppliers. The Company generally does not have long-term arrangements with any of its manufacturers or suppliers. The loss of a sole or key manufacturer or supplier would impair its ability to deliver products to customers in a timely manner and would adversely affect its sales and operating results. The Company’s business would be harmed if any of its manufacturers or suppliers could not meet its quality and performance specifications and quantity and timing requirements.

Major Customers

The Company’s major customer in 2007 was GE Healthcare with revenues of $7,609,313 or 29% of its revenues. During the year ended December 31, 2006 the Company had revenues of $5,077,091 and $2,462,225, or 26% and 12% of revenues, to GE Healthcare and Hologic, Inc., respectively. These were the Company’s two major customers in 2006. For the year ended December 31, 2005 the Company’s two major customers were SourceOne Healthcare and GE Healthcare with revenues of $3,725,065 and $2,913,493 or 19% and 15% of revenues in 2005.

Engineering and Product Development

The Company spent $4,504,000, $5,260,893, and $4,785,092 on research and development activities during the years ended December 2007, 2006 and 2005, respectively.  The research and development expenses for 2007 are primarily attributed to the development of the Company’s next generation SecondLook digital mammography CAD product, support of additional digital mammography devices on our current SecondLook CAD product, development of the Company’s CAD product for CT Colon, development of the TotalLook MammoAdvantage™ system for comparative reading and patent development.

Employees

At March 1, 2008 the Company had 106 employees, 99 full-time, 5 co-ops and 2 part-time employees, with 32 involved in sales and marketing, 34 in research and development, 24 in service, technical support and operations functions, and 16 in administrative functions. None of the Company’s employees are represented by labor organizations. The Company believes its relations with its employees are good.

Backlog

The Company’s product backlog (excluding service and supplies) was approximately $1,731,000 at December 31, 2007 as compared to $2,566,000 on the corresponding date in 2006 and $1,716,000 at September 30, 2007. The Company expects that the majority of the backlog at December 31, 2007 will be shipped within the 2008 fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Financial Geographic Information

The Company markets its products for digital mammography in the United States through its direct regional sales organization as well as through its OEM partners, including GE Healthcare and Siemens Medical. Outside the United States the Company markets its products for digital mammography generally through its OEM partners, GE Healthcare and Siemens Medical. Total export sales increased to approximately $2,655,000 or 10% of sales in 2007 as compared to $1,022,000 or 5% of total sales in 2006 and $1,747,000 or 9% of total sales in 2005.

The Company’s principal concentration of export sales is in Europe, which accounted for 81% of the Company’s export sales in 2007, 91% of export sales in 2006, and 44% of export sales is 2005. Of these sales 70% in 2007, 77% in 2006 and 47% in 2005 were in France. The balance of the export sales in 2007 were primarily into Asia, Canada, Spain and Mexico.

Foreign Regulations

International sales of the Company’s products are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Obtaining and maintaining foreign regulatory approvals is an expensive and time consuming process. The Company cannot be certain that it will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which it plans to market its CAD products, and if it fails to receive such approvals, its ability to generate revenue may be significantly diminished.

Product Liability Insurance

The Company believes that it maintains appropriate product liability insurance with respect to its products. The Company cannot be certain that with respect to its current or future products, such insurance coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liabilities that may actually be incurred.

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

We have incurred significant losses since our inception, much of which were attributable to our former business lines. We incurred a net loss of $1,538,532 and a net loss available to common stockholders of $1,606,292 during the fiscal year ended December 31, 2007. We may not be able to achieve profitability.

A limited number of customers account for a significant portion of our total revenues. The loss of a principal customer could seriously hurt our business.

Our principal sales distribution channel for our digital products is through our OEM partners. Our digital product revenue accounted for 61.7% and 52.2% of our total revenue for the years ended December 31, 2007 and 2006, respectively. Our principal sales distribution channel for our analog products is through our direct regional sales organization and distributors. Our analog products accounted for 25.4% and 33.1% of our total revenue for the years ended December 31, 2007 and 2006, respectively. A limited number of large customers may continue to account for a significant portion of our future revenues. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results.

Our business is dependent upon future market growth and acceptance of digital mammography systems and other digital computer aided detection (CAD) products.

Our future business is substantially dependent on the continued growth in the market for digital mammography systems and digital computer aided detection (CAD) products. The market for these products may not continue to develop or may develop at a slower rate than we anticipate due to a variety of factors, including the large installed base of conventional film-based mammography systems in hospitals and imaging centers, the significant cost associated with the procurement of full field digital mammography systems and CAD products, and the reliance on third party insurance reimbursement.

We may not be able to obtain regulatory approval for any of the other products that we may consider developing.

We have received FDA approvals only for our currently offered CAD products. Before we are able to commercialize any other product, we must obtain regulatory approvals for each indicated use for that product. The process for satisfying these regulatory requirements is lengthy and costly and will require us to comply with complex standards for research and development, clinical trials, testing, manufacturing, quality control, labeling, and promotion of products. We may not be able to obtain FDA or other required regulatory approval and market any further products we may develop during the time we anticipate, or at all.

Our quarterly operating and financial results and our gross margins are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenues and results of operations may fluctuate as a result of a variety of factors that are outside of our control including, but not limited to, the timing of orders from our OEM partners, our OEM partners ability to manufacture and ship their digital mammography systems, our timely receipt by the FDA for the clearance to market our products, our ability to timely engage other OEM partners for the sale of our products, the timing of product enhancements and new product introductions by us or our competitors, the pricing of our products, changes in customers’ budgets, competitive conditions and the possible deferral of revenue under our revenue recognition policies.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting.  We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2007 and will continue to do so for future fiscal periods. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

Our business is subject to The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and changes to or violations of these regulations could negatively impact our revenues.

HIPAA mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the nation’s healthcare system. HIPAA requires the United States Department of Health and Human Services, or DHHS to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment, eligibility and remittance advices, or “transaction standards,” privacy of individually identifiable health information, or “privacy standards,” security of individually identifiable health information, or “security standards,” electronic signatures, as well as unique identifiers for providers, employers, health plans and individuals and enforcement. Final regulations have been issued by DHHS for the privacy standards, certain of the transaction standards and security standards. As a healthcare provider, we are required to comply in our operations with these standards and are subject to significant civil and criminal penalties for failure to do so. In addition, in connection with providing services to customers that also are healthcare providers, we are required to provide satisfactory written assurances to those customers that we will provide those services in accordance with the privacy standards and security standards. HIPAA has and will require significant and costly changes for us and others in the healthcare industry. Compliance with the privacy standards became mandatory in April 2003, compliance with the transaction standards became mandatory in October 2003 (although full implementation was delayed with respect to the Medicare program until October 2005), and compliance with the security standards became mandatory in April 2005.

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

Our certificate of incorporation authorizes the board of directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Although there are currently no shares of preferred stock outstanding, future holders of preferred stock may have rights superior to our common stock and such rights could also be used to restrict our ability to merge with, or sell our assets to a third party.

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could prevent us from engaging in a “business combination” with a 15% or greater stockholder” for a period of three years from the date such person acquired that status unless appropriate board or stockholder approvals are obtained.

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

Our CAD systems for the computer aided detection of cancer are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act. In addition, our manufacturing operations are subject to FDA regulation and we are also subject to FDA regulations covering labeling, adverse event reporting, and the FDA’s general prohibition against promoting products for unapproved or off-label uses.

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

We have previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, and may become freely tradable. In addition, shares of our common stock issuable upon conversion of our convertible debt are also eligible for sale under Rule 144. We have also registered shares that are issuable upon the exercise of options and warrants. If holders of options or warrants choose to exercise their purchase rights and sell shares of common stock in the public market, or if holders of currently restricted common stock or common stock issuable upon conversion of convertible debt choose to sell such shares of common stock in the public market under Rule 144 or otherwise, or attempt to publicly sell such shares all at once or in a short time period, the prevailing market price for our common stock may decline. The sale of shares of common stock issued upon the exercise of our securities could also dilute the holdings of our existing stockholders.

Our international operations expose us to various risks, any number of which could harm our business.

During the past year our sales of product outside of the United States has increased. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism.  One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company’s executive offices are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, consisting of approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire (the “Premises”). The Lease also provides for annual base rent of $161,568 for the first year; $187,272 for the second year; $198,288 for the third year; $209,304 for the fourth year and $220,320 for the fifth year. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises. The Company also has the right to extend the term of the Lease for an additional three year period at the then current market rent rate (but not less than the last annual rent paid by the Company).

The Company leases an approximately 23,000 square foot facility for its research and development group located at 2689 Commons Blvd, Suite 100, Beavercreek, Ohio for approximately $445,000 per year pursuant to a lease which expires in December 2010. The lease may be renewed for two additional terms of five years each. In November 2005, the Company subleased approximately 6,000 square feet of office space at the facility at an average rate of approximately $93,000 per year through December 2010. In August 2007 the Company subleased approximately another 6,000 square feet of office space at the facility at an average rate of approximately $90,000 per year through December 2010.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua NH used for product repairs, manufacturing and warehousing.

If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

Item 3.	Legal Proceedings

The Company is not currently party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”. The following table sets forth the range of high and low sale prices for each quarterly period during 2007 and 2006.

	High	Low
Fiscal year ended
December 31, 2007
First Quarter	$5.06	$2.85
Second Quarter	4.24	2.47
Third Quarter	4.21	2.59
Fourth Quarter	3.35	1.65

Fiscal year ended
December 31, 2006
First Quarter	$2.05	$1.20
Second Quarter	2.45	1.31
Third Quarter	2.12	1.28
Fourth Quarter	3.38	2.00

As of March 1, 2008 there were 254 holders of record of the Company's common stock. In addition, the Company believes that there are in excess of 525 holders of its common stock whose shares are held in “street name”.

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

During 2007 the Company had two outstanding Series of Preferred Stock that had dividend rights that were senior to holders of common stock. During the second and third quarters of 2007, 5,150 shares of the Company’s 7% Series A Convertible Preferred Stock and 1,145 shares of the Company 7% Series B Convertible Preferred Stock were converted by non-affiliate holders into 1,087,500 shares of the Company’s common stock, in accordance with the terms of a preferred stock agreement. No compensation or fees were paid to solicit or induce the conversion by the holders of the preferred stock. Issuance of the Company’s common stock upon conversion of the preferred stock was made pursuant to an exemption from registration under Section 3(a) (9) of the Securities Act of 1933, as amended. At December 31, 2007 the Company had no outstanding shares of its 7% Series A or Series B Preferred Stock.

See Item 12 of this Form 10-K for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2007.

Item 6.	Selected Financial Data.

The financial data set forth below should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements as of and for the years ended December 31, 2007, 2006 and 2005 and the related notes included elsewhere in this report and in our prior reports on Form 10-K. The historical results of operations are not necessarily indicative of future results.

Selected Statement of Operations Data

	Year Ended December 31,
	2007 (1)	2006 (1)	2005	2004	2003
Total Revenue	$26,612,412	$19,721,358	$19,769,822	$23,308,462	$6,520,306
Gross margin	21,355,308	15,430,540	15,133,765	16,775,166	3,578,643
Gross margin %	80.2%	78.2%	76.5%	72.0%	54.9%
Total operating expenses	22,459,111	21,869,219	19,888,292	17,042,385	11,662,396
Loss from operations	(1,103,803)	(6,438,679)	(4,754,527)	(267,219)	(8,083,753)
Interest expense - net	434,729	199,279	3,961	561,044	114,655
Net loss	(1,538,532)	(6,637,958)	(4,758,488)	(828,263)	(8,198,408)
Net loss available to common stockholders	(1,606,292)	(6,754,158)	(4,880,218)	(961,263)	(8,342,666)
Net loss per share	(0.04)	(0.18)	(0.13)	(0.03)	(0.31)

Weighted average shares outstanding basic and diluted	38,351,345	36,911,742	36,627,696	34,057,775	26,958,324

(1) iCAD, Inc. adopted the provision of SFAS 123R, "Share Based Payment", effective Janury 1, 2006, the beginning of fiscal 2006. As a result, the results of operations for fiscal 2007 and 2006 included incremental share-based payments over what would have been recorded had the Company continued to account for share-based compensensation under APB No. 25 "Accounting for Stock Issued to Employees". See Note 6 of the Notes to Consolidated Financial Statements.

Selected Balance Sheet Data

	As of December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents	$4,348,729	$3,623,404	$4,604,863	$8,008,163	$5,101,051
Total current assets	12,950,759	10,558,300	11,256,855	14,289,588	11,115,003
Total assets	61,730,678	60,289,673	61,527,835	65,136,107	62,662,136
Total current liabilities	10,624,085	6,488,511	8,166,756	5,990,562	7,761,506
Convertible revolving loans payable to related party, including current portion	2,258,906	2,258,906	258,906	300,000	3,630,000
Convertible loans payable to related parties, including current portion	2,793,382	2,784,559	-	-	-
Convertible loans payable to non-related parties, including current portion	684,559	663,970	-	-	-
Note payable, current	-	375,000	1,875,000	3,375,000	4,608,390
Convertible Subordinated Debentures	-	-	-	-	10,000
Stockholders' equity	48,847,687	47,971,727	52,727,173	56,970,545	47,895,630

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

iCAD is an industry-leading provider of computer aided detection solutions (“CAD”) that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. CAD for mammography screening is also reimbursable in the United States under federal and most third-party insurance programs. Since receiving FDA approval for the Company’s first breast cancer detection product in January 2002, over eighteen hundred of our CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

In late 2005, the Company began to see a shift in sales from its film based analog CAD technology to its digital CAD technology. This shift has been primarily fueled by the results reported in 2005 in the New England Journal of Medicine from the American College of Radiology Imaging Network’s (ACRIN) Digital Mammographic Imaging Screening Trial (DMIST). The trial showed that there was no difference in accuracy between the two modalities for screening asymptomatic women in general. But for three subgroups of women (which represent over 60% of the population), digital mammography performed better than film-based analog mammography. Additionally, digital mammography offers better clinical images combined with significant workflow improvements for the radiologist. CAD technology is more often purchased for use with digital mammography equipment than is purchased for use with analog mammography equipment. The Company believes that the shift to digital CAD technology will continue and as such it will continue to have a positive impact on the Company’s overall financial performance, primarily because as the number of facilities converting to digital mammography systems continues to grow, the Company expects to realize higher revenue of its digital products due to the higher adoption rate of digital CAD technology as compared to analog CAD technology and from higher gross margins realized on the Company’s digital products.

iCAD’s CAD products have been shown to detect up to 72 percent of the cancers that biopsy proved were missed on the previous mammogram, an average of 15 months earlier. Our advanced pattern recognition technology analyzes images to identify patterns and then uses sophisticated mathematical analysis to mark suspicious areas.

The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection. Our focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care. iCAD expects to pursue development of products for select disease states where it is clinically proven that screening has a significant positive impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years. We expect that the market for virtual colonoscopy will grow. The anticipated growth is due to the increased demand for the procedures for early detection of colon cancer, combined with the recent results of the National CT Colonography Trial demonstrating that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to colonoscopy. CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company is developing a product for computer aided detection of polyps using CTC.  Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.

The Company’s CAD systems include proprietary algorithm technology together with standard computer and display equipment. CAD systems for the film-based analog mammography market also include a radiographic film digitizer, manufactured by the Company that utilizes the Company’s proprietary technology for the digitization of film-based medical images. The Company’s headquarters are located in southern New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and a research and development facility in Ohio.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies include:

- Revenue recognition;
- Allowance for doubtful accounts;
- Inventory;
- Valuation of long-lived and intangible assets;
- Goodwill;
- Product warranties;
- Stock based compensation;
- Income taxes.

Revenue Recognition

Revenue is generally recognized when the product ships provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable, collectability is probable and there are no uncertainties regarding customer acceptance. The Company considers the guidance for revenue recognition in the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, EITF 00-21 and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. The Company’s revenue transactions can on occasion include product sales with multiple element arrangements, generally for installation. The elements are considered separate units of accounting because the delivered product has stand alone value to the customer and there is objective and reliable evidence of the fair value of the undelivered items. Revenue under these arrangements is allocated to each element based on its estimated relative fair market value. Fair market value is determined using entity specific and third party evidence. A portion of the arrangement consideration is recognized as revenue when the product is shipped and a portion of the arrangement consideration is recognized as revenue when the installation service is performed. The value of the undelivered elements includes the fair value of the installation.

If the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated, all revenues are deferred and not recognized until such acceptance occurs. The Company considers all relevant facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the customer’s post-delivery acceptance provisions, if any, and the installation process. There are no significant estimates or assumptions used in the Company’s revenue recognition.

The Company defers revenue for extended service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts."  The Company provides for estimated warranty costs on original product warranties at the time of sale.

The Company believes that revenue recognition is a critical accounting policy because it is governed by multiple complex accounting rules and it is important for readers of our financial statements to understand the basis upon which our revenues are recorded. In addition, the Company believes that its investors value the Company and track its progress based to a large extent upon revenues.

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2007 is adequate.

Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory primarily based upon estimated usage of its inventory as well as other factors.

Long Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. Intangible assets subject to amortization consist primarily of patents, technology intangibles and trade name purchased in the acquisition of ISSI in June 2002 and CADx in December 2003. These assets are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

Goodwill

The Company follows the provision of FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for acquired goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are no longer amortized and are tested for impairment at least annually.

The Company operates in one segment and as one reporting unit since its products perform the same basic function, have common sales channels and resellers, and are developed and supported by one central staff. Therefore, the Company assumes market capitalization is the best evidence of fair value (market capitalization is calculated using the quoted closing share price of its common stock at its annual impairment date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value in accordance with paragraph 23 of SFAS 142, which notes that quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists. At October 1, 2007 the Company’s market capitalization exceeded its carrying amount and it determined that there was no impairment to its goodwill. Additionally, the Company reviews fair value and goodwill impairment quarterly to determine if facts or circumstances have occurred that would trigger impairment prior to the annual impairment date. Since the Company’s carrying amount has not exceeded its fair value, the second step of the goodwill impairment test has been unnecessary.

Product Warranties

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends and costs, and the volume of product returns during the warranty period.

Stock Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees and directors. The Company grants to employees and directors, restricted stock and options to purchase common stock at an option price equal to the market value of the stock at the date of grant.  Prior to the effective date of Statement No. 123R, Share-Based Payment (“SFAS 123R”), the Company applied APB 25, and related interpretations, for its stock option grants. APB 25 provides that the compensation expense relative to its stock options is measured based on the intrinsic value of the stock option at date of grant.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. The Company used the Black-Scholes and Lattice option pricing models which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS 123R. Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations for the fiscal 2007 and 2006 periods.

Income Taxes

The Company follows the liability method under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2007, 2006 and 2005 as it is more likely than not that the deferred tax asset will not be realized.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Revenue. Revenue for the year ended December 31, 2007 was $26,612,412 compared with revenue of $19,721,358 for the year ended December 31, 2006 for an increase of $6,891,054 or 34.9%. In 2007 sales of iCAD’s digital CAD products increased $6,141,940 or 59.7% to $16,429,450, compared to sales of $10,287,510 in 2006. This is due to a substantial increase in the market adoption of Full Field Digital Mammography (“FFDM”) equipment and strong continued demand for digital CAD technology for the detection of breast cancer used in conjunction with FFDM.

This shift in sales to FFDM and the associated CAD technology has generally slowed sales of the Company’s film based analog technology. While the transition to digital technology has had a significant positive impact on the Company’s overall financial performance in 2007, the Company’s film based analog products are a mature product line. Despite the overall market shift to digital CAD equipment during 2007 the Company realized a strong demand for its TotalLook™ product that is used for digitizing the results of prior film based mammography exams, for comparative reading with current digital mammography exams. The TotalLook product, which is included in the Company’s film based analog revenue, provides a comprehensive film-to-digital solution making it easier for mammography facilities to transition from film to digital mammography. Sales of iCAD’s film based analog products increased 3.8% or $249,343 to $6,768,846 for the year ended December 31, 2007 compared to $6,519,503 for the year ended December 31, 2006.

Service and supply revenue increased approximately $499,771 or 17.1% in the year ended December 31, 2007 to $3,414,116 compared to $2,914,345 for the year ended December 31, 2006. The increase in the Company’s service revenue is due primarily to focused efforts by the Company to increase its service offerings to its customers, resulting in an increase in sales of contracts that provide service on products beyond its warranty period.

The table below presents the revenue attributable to different product and service, in 2007 and 2006:

	For the year ended December 31,
	2007	2006	Change	% Change
Digital revenue	$16,429,450	$10,287,510	$6,141,940	59.7%
Film based analog revenue	6,768,846	6,519,503	249,343	3.8%
Service & supply revenue	3,414,116	2,914,345	499,771	17.1%
Total revenue	$26,612,412	$19,721,358	$6,891,054	34.9%

Gross Margin. Gross margin increased to 80.2% for the year ended December 31, 2007 compared to 78.2% for the year ended December 31, 2006. The increase in gross margin is primarily attributable to increased sales of the Company’s digital products, which have a slightly higher gross margin than its film based analog products which include more hardware components.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2007 decreased by $756,893 or 14.4%, from $5,260,893 in 2006 to $4,504,000 in 2007. The decrease in engineering and product development costs for the year ended December 31, 2007 was primarily due to a decrease in overall personnel and recruiting costs resulting from staff reductions and a shift in personnel to the Company’s marketing department and a decrease travel expense that was partially offset by an increase in bonus expense of approximately $459,000. In addition, during the 2007 period the Company experienced a decrease in consulting, prototype and regulatory expenses of approximately $390,000. The decrease in expenses were partially offset by an increase in stock based compensation expense for the year ended December 31, 2007 of approximately $79,000 to $166,000 in 2007 compared to $87,000 for the same period in 2006.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2007 increased by $1,551,423 or 16.8%, from $9,228,881 in 2006 to $10,780,304 in 2007. The increase in marketing and sales expense for the year ended 2007, primarily resulted from the actions taken by the Company’s new management to revamp the sales efforts including the hiring of highly experienced sales and marketing professionals and a shift of several personnel from engineering to product marketing, which resulted in increased personnel and related expenses of approximately $1,352,000. In addition, the Company incurred additional expenses of approximately $282,000 for public relations, advertising, travel, collateral and training materials. The increase in marketing and sales expense were partially offset by a decrease in stock based compensation expense for the year ended December 31, 2007 of approximately $83,000 to $162,000 in 2007 compared to $245,000 for the same period in 2006.

General and Administrative. General and administrative expenses for the year ended December 31, 2007 decreased by $204,639 or 2.8%, from $7,379,446 in 2006 to $7,174,807 in 2007. The decrease in general and administrative expenses for the year ended December 31, 2007 was due primarily to severance and related separation costs of approximately $700,000 in 2006 in connection with the resignation of the Company’s former Chief Executive Officer in May 2006. These costs included $258,000 in share-based compensation under SFAS 123R due to the modification of options in connection with his separation agreement with the Company. The decrease in general and administrative expense in 2007, also includes a reduction of approximately $489,000 in legal expenses principally associated with the Company’s patent arbitration proceeding with R2 Technology, Inc. which was settled in April of 2006 and a decrease of $200,000 in amortization expense due to fully amortized assets associated with the Company’s acquisition of CADx in 2003. These decreases in expenses were partially offset by increases in personnel and salaries, employee bonus accrual and expenses associated with the Company’s new office facility totaling approximately $854,000 and an increase of approximately $136,000 in stock-based compensation expense, to $880,000 in 2007 compared to $744,000 for the same period in 2006.

Interest Expense Net. Net interest expense for the year ended December 31, 2007 increased from $199,279 in 2006 to $434,729 in 2007. This increase is due primarily to a full year of interest expense realized on the Convertible Promissory Notes issued by the Company in June 2006 and September 2006 offset by interest income of $74,145 and $102,963 in 2007 and 2006, respectively.

Net Loss. As a result of the foregoing and including total stock based compensation expense of $1,242,155 in fiscal 2007, the Company recorded a net loss of ($1,538,208) or ($0.04) per share for the year ended December 31, 2007 on revenue of $26,612,412, compared to stock based compensation expense of $1,334,485 with a net loss of ($6,637,958) or ($0.18) per share for the same period in 2006 on revenue of $19,721,358.

Backlog. The Company’s product backlog (excluding service and supplies) as of December 31, 2007 totaled approximately $1,731,000 as compared to $2,566,000 as of December 31, 2006. It is expected that the majority of the backlog at December 31, 2007 will be shipped within the 2008 fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future as much of the Company’s product is booked and shipped within the same quarter.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Revenue. Revenue for the year ended December 31, 2006 was $19,721,358 compared with revenue of $19,769,822 for the year ended December 31, 2005 for a decrease of $48,464 or 0.2%. The rapid adoption of FFDM systems and its associated digital CAD technology led to an increase in digital product revenues of $3,984,137 or 63.2% to $10,287,510 for the year ended December 31, 2006. The increase in digital revenue was offset by a decrease in analog product revenue of $5,165,951 or 44.2% to $6,519,503 in fiscal 2006, compared to revenue of $11,685,454 for the year ended December 31, 2005.

Service and supply revenue increased approximately $1,133,350 or 63.6% in the year ended December 31, 2006 to $2,914,345, compared to $1,780,995 for the year ended December 31, 2005. The increase in the Company’s service revenue was due primarily to focused efforts by the Company to increase its service offerings to its customers.

	For the years ended December 31,
	2006	2005	Change	% Change
Digital revenue	$10,287,510	$6,303,373	$3,984,137	63.2%
Analog revenue	6,519,503	11,685,454	(5,165,951)	-44.2%
Service & supply revenue	2,914,345	1,780,995	1,133,350	63.6%
Total revenue	$19,721,358	$19,769,822	$(48,464)	-0.2%

Gross Margin. Gross margin increased to 78.2% for the year ended December 31, 2006 compared to 76.5% for the year ended December 31, 2005. The increase in gross margin was primarily attributable to higher gross margins realized on the Company’s digital products. During the third quarter of 2006 the Company increased its inventory reserve by approximately $263,000 for identified excess and obsolete analog inventory.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2006 increased by $475,801 or 9.9%, from $4,785,092 in 2005 to $5,260,893 in 2006. The increase in engineering and product development costs for the year ended December 31, 2006 was primarily due to product enhancements related to the Company’s breast cancer detection algorithms, and the expansion of the Company’s efforts in product development for CAD for CTC applications, primarily the early detection of colonic polyps. In addition, approximately $150,000, relating to severance and recruiting costs was incurred during the second and third quarters of 2006. The increase in engineering and product development costs for the year ended 2006, also included employee bonuses of approximately $117,000 and stock based compensation expense in the amount of approximately $87,000 due to the impact of SFAS 123R.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2006 increased by $1,082,030 or 13.3%, from $8,146,850 in 2005 to $9,228,881 in 2006. The increase in marketing and sales expense for the year ended 2006, primarily resulted from the actions taken by the new Company management to revamp the direct sales organization including the hiring of highly experienced healthcare sales professionals, development of channel partners and lead generation programs and the incurrence of approximately $565,000 for the re-branding and repositioning of the Company. The increase in marketing and sales expense in 2006, also included employee bonuses of $266,000 and stock based compensation expense in the amount of approximately $245,000 due to the impact of SFAS 123R.

General and Administrative. General and administrative expenses for the year ended December 31, 2006 increased by $423,095 or 6.1%, from $6,956,350 in 2005 to $7,379,445 in 2006. The increase in general and administrative expenses for the year ended December 31, 2006 was due primarily to recruiting and severance expenses of approximately $843,000, employee bonuses of $314,000, and stock-based compensation expense due to the impact of SFAS 123R of approximately $1,002,000 associated principally with the Company’s transition to new management, a newly established compensation plan for the Company’s Board of Directors and modification of the outstanding stock options of the Company’s former Chief Executive Officer incurred in the second quarter of 2006 in connection with his Separation Agreement. The increase in expense was offset by a reduction in legal costs in 2006. The Company incurred approximately $2,300,000 in legal costs during 2005 compared to approximately $830,000 in 2006, principally associated with the Company’s patent arbitration proceeding and associated merger discussions with R2 Technology, Inc. The arbitration proceeding was concluded in April 2006.

Interest Expense. Net interest expense for the year ended December 31, 2006 increased from $3,961 in 2005 to $199,279 in 2006. The $195,318 increase was due primarily to the increase in loan balances for the Convertible Promissory Notes issued by the Company during the second and third quarters of 2006.

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

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations and the availability of a $5,000,000 credit line under the Loan Agreement with its former Chairman, Mr. Robert Howard, of which $2,741,094 was available for borrowing at December 31, 2007. The Loan Agreement expires March 31, 2008, subject to extension by the parties, with an agreement from Mr. Howard that he will not request repayment of the principal balance of the note until March 31, 2009. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at the prime interest rate plus 1%, (8.25% at December 31, 2007). Mr. Howard has also agreed that while the Loan Agreement exists he will not convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes payable, non-employee warrants and non-employee stock options. The Company's ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing. The Company expects to obtain a line of credit from a commercial bank or extend the Revolving Loan and Security Agreement with Mr. Howard.

Working capital decreased by $1,743,115 to $2,326,674 at December 31, 2007 from $4,069,789 at December 31, 2006. The ratio of current assets to current liabilities at December 31, 2007 and 2006 was 1.2 and 1.6, respectively. The decrease in working capital is primarily due to the reclassification of the two year loan agreements completed in 2006 to short term liabilities from long term liabilities.

Net cash provided by operating activities for the year ended December 31, 2007 was $574,569 compared to net cash used of $4,411,002 for the same period in 2006. The cash provided by operating activities for the year ended December 31, 2007 resulted from a net loss of $1,538,532, an increase in accounts receivable of $2,800,440 and other current assets of $100,446 and a decrease in accounts payable and accrued expenses totaling $551,557, offset by a decrease in inventory of $1,233,752 and increases in accrued interest of $454,785 and deferred revenue of $885,883, plus non-cash items including depreciation, amortization, disposal of assets and interest expense associated with discount on convertible loans payable of $1,748,969 and stock based compensation of $1,242,155.

The net cash used for investing activities for the year ended December 31, 2007 was $714,341 compared to $1,175,860 used for the same period in 2006. The cash used in investing activities in 2007 included the addition of $714,341 for furniture, computer equipment, software, and marketing assets.

Net cash provided by financing activities for the year ended December 31, 2007 was $865,097, compared to net cash provided by financing activities of $4,605,403 for the same period in 2006. The cash provided by financing activities during 2007 was due primarily to cash received from the issuance of common stock relating to the exercise of stock options in the amount of $1,240,097 offset by the final payment of the note payable associated with the CADx acquisition in the amount of $375,000.

The following table summarizes as of December 31, 2007, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible revolving loan payable to related party	$2,258,906	$-	$2,258,906	$-	$-
Convertible loans payable to related parties	$2,793,382	$2,793,382	$-	$-	$-
Convertible loans payable to investors	$684,559	$684,559	$-	$-	$-
Lease Obligations*	$1,732,808	$505,324	$1,007,164	$220,320	$-
Other Obligations	$175,762	$175,762	$-	$-	$-
Interest Obligation*	$428,007	$428,007	$-	$-	$-
Total Contractual Obligations	$8,073,424	$4,587,034	$3,266,070	$220,320	$-

* The Company’s lease obligations is shown net of sublease amounts and interest obligation relating to the Loan Agreement with Mr. Howard, its former Chairman, is not included in this table.

Effect of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation for other non-financial assets and liabilities. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”), including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date (including prior acquisitions) generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 except for income taxes, as noted above. The Company is currently evaluating the impact of the adoption of SFAS 141R on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Not applicable

Item 8.	Financial Statements and Supplementary Data.
See Financial Statements and Schedule attached hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective.

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

The Company employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management of the Company has assessed the Company's internal control over financial reporting to be effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which is included below.

To the Board of Directors and Stockholders of iCAD, Inc.
Nashua, New Hampshire

To the Board of Directors and Stockholders of iCAD, Inc.
Nashua, New Hampshire

We have audited iCAD, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iCAD, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, iCAD, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iCAD, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Boston, Massachusetts
March 14, 2008

Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2007, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B.	Other Information.

On March 12, 2008 the Board of Directors of the Company approved the Company’s Amended and Restated By-laws (the “New By-Laws”) designed to, among other things, update certain provisions in the By-laws to correspond to changes in the Delaware General Corporation Law (“DGCL”), delete certain provisions that are specifically covered by the DGCL and provide for procedures for stockholders to nominate directors and make proposals at meetings of the Company’s stockholders. Among other things the New By-Laws: (i) deleted the old registered Delaware office reference and allows officers of the Company to determine office location; (ii) updated the stockholder meeting section regarding persons who preside over stockholder meeting; (iii) provides that the notice of meeting may be mailed to stockholders not less than 10 nor more than 60 (rather than 50) days prior to the meeting; (iv) added language regarding the possible use of remote communications for adjourned meetings; (v) modified the Board committee provisions; (vi) deleted the sections providing for written stockholder consent without a meeting and the sections covering proxies and qualification of votes (which are covered by the DGCL; (vii) deleted the restriction that the President and Secretary positions cannot be held by the same person; (viii) conformed the notice of record date periods to those currently allowed by the DGCL; (ix) provide for electronic transmission notice provisions as allowed by the DGCL; (x) deleted the provision prohibiting directors and allowing stockholders to fill director vacancies where the director is removed for cause; (xi) added a provision establishing specific advance notice and other procedures which stockholders must follow in order for them to either nominate directors for election at stockholders’ meetings or to make proposals at stockholders’ meetings; and (xii) added a provision to require a majority of the votes that stockholders are entitled to cast to approve any stockholder proposal that is not approved by the Board of Directors.

The description of the changes from the Company’s old By-laws effected by the New By-Laws does not purport to be complete and is qualified in its entirety by reference to the New By-Laws, a copy of which is attached as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors and executive officers is incorporated by reference from our 2008 Definitive Proxy Statement to be filed with respect to our 2008 Annual Meeting of Shareholders (“2008 Definitive Proxy Statement”) to be filed not later than 120 days following the close of the fiscal year ended December 31, 2007.

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.
98 Spit Brook Road, Suite 100
Nashua, NH 03062
Attention: Corporate Secretary

Item 11.	Executive Compensation.

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Annual Report on Form 10-K:

i.	Financial Statements - See Index on page 50.

ii.
Financial Statement Schedule - See Index on page 50. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

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
Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett.[Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K for the event dated December 31, 2003]

3 (a)
Certificate of Incorporation of the Registrant as amended through July 18, 2007 [incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 2007].

3(b)	Amended and Restated By-laws of the Registrant.

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

10(c)	Form of Secured Demand Notes between the Registrant and Mr. Robert Howard. [incorporated by reference to Exhibit 10(e) to the Registrant's Report on Form 10-K for the year ended December 31, 1998].

10(d)	Form of Security Agreements between the Registrant and Mr. Robert Howard [incorporated by reference to Exhibit 10(f) to the Registrant’s Report on Form 10-K for the year ended December 31, 1998].

10(e)	1993 Stock Option Plan [incorporated by reference to Exhibit A to the Registrant’s proxy statement on Schedule 14-A filed with the Securities and Exchange Commission on August 24, 1999].*

10(f)	2001 Stock Option Plan [incorporated by reference to Annex A of the Registrant’s proxy statement on Schedule 14-A filed with the Securities and Exchange Commission on June 29, 2001].*

10(g)	2002 Stock Option Plan [incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4 (File No. 333-86454)].*

10(h)
Addendum No. 19, extending the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10.1 of Registrant’s report on Form 8-K filed with the SEC on March 1, 2007].

10(i)	2004 Stock Incentive Plan [incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004].*

10(j)
Form of Option Agreement under the Registrant’s 2001 Stock Option Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(k)
Form of Option Agreement under the Registrant’s 2002 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(l)
Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(m)
Form of warrant issued to investors in connection with the Registrant’s December 15, 2004 private financing. [incorporated by reference to Exhibit 10(q) to the Registrant’s Report on Form 10-K for the year ended December 31, 2004].

10(n)	2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(o)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(p)
Lease Agreement dated October 9, 2000 between the Registrant and Mills-Morgan Development, LTD, of Beavercreek, OH [incorporated by reference to Exhibit 10(v) to the Registrant’s Report on Form 10-K for the year ended December 31, 2005].

10(q)
Lease Agreement dated October 9, 2000 between the Registrant and Mills-Morgan Development, LTD, of Beavercreek, OH [incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the year ended December 31, 2005].

10(r)
Addendum No. 18 to the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and the Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2006].

10(s)
Employment Agreement dated April 19, 2006 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10(t)
Employment Agreement dated April 19, 2006 between the Registrant and Jeffrey Barnes [incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10(u)
Employment Agreement dated April 28, 2006 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10(v)
Separation agreement dated April 19, 2006 between the Registrant and W. Scott Parr [incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(w)
Note Purchase Agreement between Ken Ferry, the Registrant’s Chief Executive Officer, and the Registrant dated June 19, 2006 [incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(x)
Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(y)
Employment Agreement dated September 8, 2006 between the Registrant and Darlene M. Deptula-Hicks [incorporated by reference to Exhibit 10.1 of Registrant’s report on Form 8-K filed with the SEC on September 13, 2006].*

10(z)
Option Agreement dated September 8, 2006 between the Registrant and Darlene M. Deptula-Hicks [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on September 13, 2006].*

10(aa)
Note Purchase Agreement between certain of the Registrant’s Directors and Executive Officers and the Registrant dated September 12 and 14, 2006 [incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].

10(bb)
Form on Note Purchase Agreement between certain investors and the Registrant dated September 19, 2006 [incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(cc)
Option Agreement dated April 19, 2006 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(dd)
Option Agreement dated April 19, 2006 between the Registrant and Jeffrey Barnes [incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(ee)
Option Agreement dated April 19, 2006 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(ff)
Addendum No. 19 dated March 1, 2007, extending the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and the Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on March 7, 2007].

10(gg)	Lease Agreement dated November 22, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH.

10(hh)	Employment Agreement dated October 20, 2006 between the Registrant and Jonathan Go.*

10(ii)	Option Agreement dated September 8, 2006 between the Registrant and Jonathan Go.*

10(jj)	Summary Sheet of Certain Executive Officer Compensation [incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2007]. *

10(kk)	2007 Stock Incentive Plan [incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 13, 2007]. *

21	Subsidiaries

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes a management compensation plan or arrangement.

(b) Exhibits - See (a) iii above.

(c) Financial Statement Schedule - See (a) ii above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, INC.
Date: March 14, 2008

	By:	/s/ Kenneth Ferry
Kenneth Ferry
President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Howard	Chairman of the Board,
Dr. Lawrence Howard	Director	March 14, 2008

/s/ Kenneth Ferry	President, Chief Executive
Kenneth Ferry	Officer, Director (Principal	March 14, 2008
Executive Officer)

/s/ Darlene M. Deptula-Hicks	Executive Vice President of Finance,
Darlene M. Deptula-Hicks	Chief Financial Officer, Treasurer
	(Principal Financial and Accounting Officer)	March 14, 2008

/s/ James Harlan	Director	March 14, 2008
James Harlan

/s/ Maha Sallam	Director	March 14, 2008
Maha Sallam, PhD

/s/ Elliot Sussman	Director	March 14, 2008
Elliot Sussman, M.D.

/s/ Rachel Brem	Director	March 14, 2008
Rachel Brem, M.D.

/s/ Steven Rappaport	Director	March 14, 2008
Steven Rappaport

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iCAD, Inc.,
Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of iCAD, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iCAD, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed in the accompanying index when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1(q) of the Notes to the Consolidated Financial Statements, iCAD, Inc. adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), iCAD Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP

Boston, Massachusetts
March 14, 2008

iCAD, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,348,729	$3,623,404
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 in 2007 and $88,000 in 2006	6,483,618	3,683,178
Inventory, net	1,798,243	3,031,995
Prepaid and other current assets	320,169	219,723
Total current assets	12,950,759	10,558,300

Property and equipment:
Equipment	3,512,557	3,716,247
Leasehold improvements	71,611	70,164
Furniture and fixtures	330,077	296,170
Marketing assets	323,873	290,282
	4,238,118	4,372,863
Less accumulated depreciation and amortization	2,369,590	2,269,139
Net property and equipment	1,868,528	2,103,724

Other assets:
Deposits	63,194	60,444
Patents, net of accumulated amortization	68,269	146,394
Technology intangibles, net of accumulated amortization	3,115,843	3,731,926
Tradename, net of accumulated amortization	148,800	173,600
Goodwill	43,515,285	43,515,285
Total other assets	46,911,391	47,627,649

Total assets	$61,730,678	$60,289,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,010,717	$2,557,108
Accrued salaries and other expenses	3,461,422	2,768,281
Deferred revenue	1,674,005	788,122
Convertible loans payable to related parties	2,793,382	-
Convertible loans payable to non-related parties	684,559	-
Current maturities of notes payable	-	375,000
Total current liabilities	10,624,085	6,488,511

Convertible revolving loans payable to related party	2,258,906	2,258,906
Convertible loans payable to related parties	-	2,784,559
Convertible loans payable to non-related parties	-	663,970
Other long term liabilities	-	122,000
Total liabilities	12,882,991	12,317,946

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; issued and outstanding 0 in 2007 and 6,295 in 2006, with an aggregate liquidation value of $0 and $1,660,000 plus 7% annual dividend, in 2007 and 2006, respectively.	-	63
Common stock, $ .01 par value: authorized 85,000,000 shares in 2007 and 50,000,000 in 2006; issued 39,239,208 in 2007 and 37,290,848 shares in 2006; outstanding 39,171,332 in 2007 and 37,222,971 shares in 2006	392,392	372,908
Additional paid-in capital	135,055,418	132,660,347
Accumulated deficit	(85,649,859)	(84,111,327)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	48,847,687	47,971,727

Total liabilities and stockholders' equity	$61,730,678	$60,289,673

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005

Revenue
Products	$23,198,296	$16,807,013	$17,988,827
Service and supplies	3,414,116	2,914,345	1,780,995
Total Revenue	26,612,412	19,721,358	19,769,822

Cost of Revenue
Products	4,271,504	3,136,929	3,814,673
Service and supplies	985,600	1,153,889	821,384
Total Cost of revenue	5,257,104	4,290,818	4,636,057
Gross margin	21,355,308	15,430,540	15,133,765
Operating expenses:
Engineering and product development	4,504,000	5,260,893	4,785,092
Marketing and sales	10,780,304	9,228,881	8,146,850
General and administrative	7,174,807	7,379,445	6,956,350
Total operating expenses	22,459,111	21,869,219	19,888,292

Loss from operations	(1,103,803)	(6,438,679)	(4,754,527)

Other income (expense)
Interest income	74,145	102,963	127,526
Interest expense (includes ($412,073), ($197,646) and $41,094, respectively, to related parties)	(508,874)	(302,242)	(131,487)
Other expense, net	(434,729)	(199,279)	(3,961)

Net loss	(1,538,532)	(6,637,958)	(4,758,488)

Preferred dividends	67,760	116,200	121,730

Net loss available to common stockholders	$(1,606,292)	$(6,754,158)	$(4,880,218)

Net loss per share
Basic and diluted	$(0.04)	$(0.18)	$(0.13)

Weighted average number of shares used in computing loss per share
Basic and diluted	38,351,345	36,911,742	36,627,696

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated	Treasury	Stockholders'
	Shares Issued	Par Value	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2004	7,435	74	36,410,170	364,101	130,271,515	(72,714,881)	(950,264)	56,970,545

Issuance of common stock pursuant to stock option plans	-	-	293,476	2,935	487,848	-	-	490,783

Issuance of common stock relative to conversion of preferred stock	(1,061)	(10)	130,500	1,305	(1,295)	-	-	-

Compensation expense related to the issuance of stock options to advisory board	-	-	-	-	24,333	-	-	24,333

Issuance of common stock for payment of dividends to investors	-	-	97,116	971	120,759	-	-	121,730

Preferred stock dividends	-	-	-	-	(121,730)	-	-	(121,730)

Net loss	-	-	-	-	-	(4,758,488)	-	(4,758,488)
Balance at December 31, 2005	6,374	64	36,931,262	369,312	130,781,430	(77,473,369)	(950,264)	52,727,173

Issuance of common stock pursuant to stock option plans	-	-	320,086	3,201	602,202	-	-	605,403

Issuance of common stock relative to conversion of preferred stock	(79)	(1)	39,500	395	(394)	-	-	-

Debt discount for conversion feature of convertible loans payable					58,824			58,824

Share-based compensation related to stock options in accordance with SFAS 123R	-	-	-	-	1,334,485	-	-	1,334,485

Preferred stock dividends	-	-	-	-	(116,200)	-	-	(116,200)

Net loss	-	-	-	-	-	(6,637,958)	-	(6,637,958)
Balance at December 31, 2006	6,295	63	37,290,848	372,908	132,660,347	(84,111,327)	(950,264)	47,971,727

Issuance of common stock pursuant to stock option plans	-	-	860,860	8,609	1,231,488	-	-	1,240,097

Issuance of common stock relative to conversion of preferred stock	(6,295)	(63)	1,087,500	10,875	(10,812)	-	-	-

Share-based compensation related to stock options in accordance with SFAS 123R	-	-	-	-	1,242,155	-	-	1,242,155

Preferred stock dividends	-	-	-	-	(67,760)	-	-	(67,760)

Net loss	-	-	-	-	-	(1,538,532)	-	(1,538,532)
Balance at December 31, 2007	0	$0	39,239,208	$392,392	$135,055,418	$(85,649,859)	$(950,264)	$48,847,687

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net loss	$(1,538,532)	$(6,637,958)	$(4,758,488)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	982,869	745,415	579,603
Amortization	719,008	919,340	1,052,341
Loss on disposal of assets	17,680	50,712	-
Stock based compensation expense	1,242,155	1,334,485	24,333
Non-cash interest expense associated with discount on convertible loans payable	29,412	7,353	-
Changes in operating assets and liabilities:
Accounts receivable	(2,800,440)	275,214	1,047,941
Inventory	1,233,752	(514,528)	(1,503,661)
Prepaid and other current assets	(100,446)	(43,590)	85,153
Accounts payable	(546,391)	(1,693,466)	2,244,074
Accrued interest	454,785	172,883	(622,987)
Accrued expenses	(5,166)	684,295	495,545
Deferred revenue	885,883	288,843	59,562
Total adjustments	2,113,101	2,226,956	3,461,904

Net cash provided (used) by operating activities	574,569	(4,411,002)	(1,296,584)

Cash flow from investing activities:
Additions to patents, technology and other	(2,750)	(60,444)	-
Additions to property and equipment	(711,591)	(1,115,416)	(1,056,405)
Net cash used by investing activities	(714,341)	(1,175,860)	(1,056,405)

Cash flow from financing activities:
Issuance of common stock for cash	1,240,097	605,403	490,783
Proceeds from revolving convertible notes payable	-	2,000,000	-
Proceeds from convertible notes payable from related parties	-	2,800,000	(41,094)
Proceeds from convertible notes payable from non-related parties	-	700,000	-
Payment of note payable	(375,000)	(1,500,000)	(1,500,000)
Net cash provided (used) by financing activities	865,097	4,605,403	(1,050,311)

Increase (decrease) in cash and equivalents	725,325	(981,459)	(3,403,300)
Cash and equivalents, beginning of year	3,623,404	4,604,863	8,008,163
Cash and equivalents, end of year	$4,348,729	$3,623,404	$4,604,863

Supplemental disclosure of cash flow information:
Interest paid	$-	$111,493	$764,875

Non-cash items from financing activities:
Dividends payable with Common Stock	$67,760	$116,200	$121,730
Value of beneficial conversion discount	$-	$51,471	$-

See accompanying notes to consolidated financial statements.

 iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)          Summary of Significant Accounting Policies

(a) Nature of Operations and Use of Estimates

iCAD, Inc. and its subsidiary (the “Company” or “iCAD”) is a provider of Computer Aided Detection (“CAD”) solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. CAD is performed as an adjunct to mammography screening. CAD is reimbursable in the United States under federal and most third-party insurance programs. iCAD is also developing CAD solutions for use with virtual colonoscopy to improve the detection of colonic polyps while delivering improved workflow for the radiologists, and higher quality patient care.

The Company considers itself a single reportable business segment. The Company sells its products throughout the world through various distributors, resellers and systems integrators. See Note 8 for geographical and major customer information.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company's estimates and assumptions used in the preparation of the financial statements relate to the Company's products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to assets and liabilities.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Qualia Acquisition Corporation. Any material inter-company transactions and balances have been eliminated in consolidation.

(c) Cash Flow Information

For purposes of reporting cash flows, the Company defines cash and cash equivalents as all bank transaction accounts, certificates of deposit, money market funds and deposits, and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)          Summary of Significant Accounting Policies (continued)

(d) Financial instruments

The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and other convertible debt approximated fair value as of December 31, 2007 and 2006.

(e) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2007 is adequate. The Company reviews its reserve balance on a quarterly basis.

(f) Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of finished goods and raw material of approximately $1,311,000 and $487,000, respectively, for 2007, and finished goods and raw material of approximately $1,313,000 and $1,719,000, respectively, for 2006. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors.

(g) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years) or the remaining lease term, whichever is shorter for leasehold improvements.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)          Summary of Significant Accounting Policies (continued)

(h) Long Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. Intangible assets subject to amortization consist primarily of patents, technology intangibles, trade name and distribution agreements purchased in the Company’s acquisition of Intelligent Systems Software, Inc. (“ISSI”) in June 2002 and Qualia Computing, Inc. and its subsidiaries, including CADx Systems, Inc. (“CADx”) in December 2003. These assets are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

For the years ended December 31,	2007	2006	Weighted Average Useful Life
Gross carrying amount:
Patents	$390,624	$390,624	5 years
Technology	6,160,822	6,160,822	10 years
Trade name	248,000	248,000	10 years
Total amortizable intangible assets	$6,799,446	$6,799,446

Accumulated amortization
Patents	322,355	244,230
Technology	3,044,979	2,428,896
Trade name	99,200	74,400
Total Accumulated amortization	$3,466,534	$2,747,526
Amortizable intangible assets, net	$3,332,912	$4,051,920

Amortization expense related to intangible assets was approximately $719,000, $919,000 and $1,052,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Estimated amortization of the Company’s intangible assets for the next five fiscal years is as follows:

For the years ended December 31:	Estimated amortization expense
2008	$709,000
2009	641,000
2010	641,000
2011	641,000
2012	447,000

iCAD, INC. AND SUBSIDIARY

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

The Company operates in one segment and as one reporting unit since its products perform the same basic function, have common sales channels and resellers, and are developed and supported by one central staff. Therefore, the Company assumes market capitalization is the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value in accordance with paragraph 23 of SFAS 142, which notes that quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists. At October 1, 2007 and December 31, 2007 the Company’s market capitalization exceeded its carrying amount and the Company determined that there was no impairment to its goodwill. Additionally, the Company reviews fair value and goodwill impairment quarterly to determine if facts or circumstances have occurred that would trigger impairment prior to the annual impairment date. Since the Company’s carrying amount has not exceeded its fair value, the second step of the goodwill impairment test has been unnecessary. Goodwill arose in connection with the ISSI acquisition in June 2002 and with the CADx acquisition in December 2003.

iCAD, INC. AND SUBSIDIARY

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

If the terms of the sale include customer acceptance provisions, and compliance with those provisions cannot be demonstrated, all revenues are deferred and not recognized until such acceptance occurs. The Company considers all relevant facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the customer’s post-delivery acceptance provisions, if any, and the installation process. There are no significant estimates or assumptions used in the Company’s revenue recognition.

The Company defers revenue for extended service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." The Company provides for estimated warranty costs on original product warranties at the time of sale.

(k) Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in house product warranty repairs. The Company’s cost of revenue may not be comparable to those of other entities, since some entities include the cost of product installation, training and certain warranty repair costs in cost of revenue while iCAD includes these costs in sales and marketing expense.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)          Summary of Significant Accounting Policies (continued)

(l) Warranty Costs

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends including in the volume and cost of product returns during the warranty period. The Company established a warranty reserve in the amount of $202,836 in 2007 and $299,034 in 2006. Warranty provisions and claims for the years ended December 31, 2007 and 2006, were as follows:
	2007	2006
Beginning balance	$299,034	$150,000
Warranty provision	281,932	637,354
Usage	(378,130)	(488,320)
Ending balance	$202,836	$299,034

(m) Engineering and Product Development Costs

These costs relate to research and development efforts which are expensed as incurred.

(n) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $675,000, $660,000 and $790,000, respectively.

(o) Net Loss Per Common Share

The Company follows SFAS No. 128, “Earnings per Share”, which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. Conversion of subordinated debt and other convertible debt and preferred stock and assumed exercise of options and warrants are not included in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented. The following table summarizes the common stock equivalent of securities that were outstanding as of December 31, 2007, 2006 and 2005, but not included in the calculation of diluted net loss per share because such shares are antidilutive:

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)          Summary of Significant Accounting Policies (continued)

(o) Net Loss Per Common Share (continued)

	2007	2006	2005
Common stock options	5,644,818	5,628,730	4,249,763
Common stock warrants	1,003,311	1,003,311	1,003,311
Convertible revolving Promissory Note	1,507,482	1,467,075	256,410
Convertible loans payable	2,098,039	2,098,039	-
Convertible Series A Preferred Stock	-	515,000	515,000
Convertible Series B Preferred Stock	-	572,500	612,000
	10,253,650	11,284,655	6,636,484

The calculation of basic earnings per share does not include 375,000 shares of restricted common stock issued to the executive officers of the Company and subject to time-based vesting. These potential shares were excluded from the fiscal 2007 computation of basic and diluted earnings per share as these shares are not considered outstanding until vested.

(p) Income Taxes

The Company follows the liability method under SFAS No. 109, “Accounting for Income Taxes”. The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2007 and 2006 as it is more likely than not that the deferred tax asset will not be realized.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for fiscal years 2007 and 2006 also includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

SFAS 123R requires the presentation of the pro forma information for the comparative periods prior to adoption as if the Company accounted for stock-based compensation in accordance with SFAS 123 in fiscal 2005. The following table illustrates the pro forma effect on net loss and net loss per share:

2005
Net loss available to common stockholders as reported	$(4,880,218)

Deduct: Total stock-based employee compensation determined under fair value method for all awards	$(3,076,105)
Pro forma net loss	$(7,956,323)

Basic and diluted loss per share
As reported	$(0.13)
Pro forma	$(0.22)

For 2005 the Company calculated the fair value of each grant of options at the grant date, using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants: no dividends paid on common shares; expected volatility of 78.8%; risk-free interest rate of 4.04% and an average expected life of 5 years.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(q) Stock-Based Compensation (continued)

The weighted average grant-date fair value per share of options granted during the year was $1.65 for 2005.

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

Under the option exchange program, participants who tendered their eligible options for exchange were granted new options, some of the key features of which included:

a.	The number of shares of common stock subject to new options equaled the same number of shares subject to the cancelled eligible options.
b.	The vesting schedule of the cancelled eligible options carried over to the new options as all options were vested and the new options vested immediately.
c.	The exercise price of the new options is $2.07 per share, subject to adjustment for any stock splits, stock dividends and similar events.
d.	The new options have a term of two years.
e.	The new options are “non qualified options” and not “incentive stock options”, regardless of whether any of the cancelled eligible options were incentive stock options or non-qualified stock options.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

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

(r) Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation for other non-financial assets and liabilities. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”), including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(r) Recently Issued Accounting Standards (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date (including prior acquisitions) generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 except for income taxes, as noted above. The Company is currently evaluating the impact of the adoption of SFAS 141R on its consolidated financial statements.

(2)          Restructuring Charges

Closure of Tampa Office

During the first quarter of 2004, the Company took action following its acquisition of CADx to reduce its workforce and close its office located in Tampa, Florida. In connection with these measures, the Company incurred approximately $280,000 in engineering severance benefits and office closure expenses with approximately $180,000 due under the non-cancelable operating lease for the facility. The total charge was included in engineering and product development costs in the 2004 consolidated statement of operations. As of December 31, 2005 approximately $174,000 of severance and closing costs were paid and charged against the liability and approximately $81,000 was recovered through a sublease arrangement negotiated in June 2005. Accordingly, the Company reduced the accrual by approximately $81,000 in 2005, which was recorded as a reduction of rent expense in fiscal 2005. The remaining $9,401 of the facility closing cost previously accrued was paid in 2007.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(3)          Financing Arrangements

Convertible Revolving Loans Payable to Related Party

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, former Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement expires March 31, 2008, subject to extension by the parties, with an agreement from Mr. Howard that he will not request repayment of the principal balance of the note until March 31, 2009. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long term liability in the Company’s consolidated balance sheet as of December 31, 2007. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1% (8.25% at December 31, 2007). Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. Mr. Howard has also agreed that while the Loan Agreement exists, not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the shares available for issuance, defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes, non-employee warrants and non-employee stock options. At December 31, 2007 and 2006, $2,258,906 was outstanding under the Loan Agreement and $2,741,094 was available for future borrowings through March 31, 2008.

Convertible Loans Payable to Related Parties

On June 19, 2006, the Company and Dr. Lawrence Howard, who is currently the Chairman of the Board of Directors of the Company, entered into a Note Purchase Agreement with respect to the purchase by Dr. Howard of an aggregate of $200,000 principal amount of a 7% Convertible Note of the Company due June 19, 2008 (the “Howard Note”) at a purchase price of $200,000. Interest on the Howard Note is payable on the due date. Principal and accrued and unpaid interest under the Howard Note can be converted by the holder into shares of the Company’s common stock at $1.50 per share. Payment of principal under the Howard Note can be accelerated by the holder if the Company files for, or is found by a court to be, bankrupt or insolvent and the Company can prepay the Howard Note prior to the due date. Dr. Howard has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Howard Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

iCAD, INC. AND SUBSIDIARY

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

On September 12, 14 and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase of a total of $2,300,000 principal amount of 7.25% Convertible Promissory Notes (the “Notes”) from persons who at the time were directors, officers and employees of the Company, including the following: Mr. Robert Howard (now a former director) (as to $1,350,000), Mr. James Harlan (as to $300,000), Mr. Steven Rappaport (as to $300,000), Dr. Elliott Sussman (as to $100,000) and Dr. Lawrence Howard (as to $100,000), all of whom are directors of the Company, and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes are due two years from the date of issue subject to the right of the Company to prepay the Notes and the right of the holders of the Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the Notes may convert the principal and accrued and unpaid interest under the Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Note issued to Mr. Steven Rappaport on September 19, 2006 in the aggregate principal amount of $300,000 was issued with a conversion price below the market price of $1.80 per share on the date of the Note and the Company recorded a discount to Note Payables of $17,647 to reflect the beneficial conversion feature. This loan is recorded on the balance sheet at its face value net of the discount at December 31, 2007 of $6,618 at $293,382. The Notes are recorded on the balance sheet as Convertible loans payable to related parties with a balance of $2,793,382 at December 31, 2007. The Notes are due in fiscal 2008.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(3)          Financing Arrangements (continued)

Convertible Loans Payable to Non-Related Parties

On September 19, 2006 the Company entered into Note Purchase Agreements with respect to an aggregate of $700,000 principal amount (the “September Notes”) from two accredited outside investors, pursuant to Note Purchase Agreements between the Company and each of the investors. The loans are evidenced by notes issued by the Company in favor of the non-related parties. The September Notes mature two years from the date of issue subject to the right of the Company to prepay the September Notes and the right of the holders of the September Notes to accelerate payment of their respective notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the September Notes may convert the principal and accrued and unpaid interest under the September Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The September Notes issued on September 19, 2006 in the aggregate principal amount of $700,000 were issued with a conversion price below the market price of $1.80 per share on the date of the September Notes and the Company recorded a discount to Note Payables of $41,177 to reflect the beneficial conversion feature. These loans are recorded on the balance sheet at their face value net of the discount at December 31, 2007 of $15,441 at $684,559. The September Notes are due in fiscal 2008.

(4)          Accrued Expenses

Accrued expenses consist of the following at December 31, 2007 and 2006:

	2007	2006
Accrued salary and related expenses	$1,868,953	$1,335,943
Accrued interest	675,835	221,050
Accrued accounting and consulting services	240,552	346,073
Accrued warranty expense	202,836	299,034
Accrued dividends	67,760	116,200
Accrued state taxes	62,359	110,331
Accrued legal fees	17,664	43,469
Other accrued expenses	325,463	418,181
	$3,461,422	$2,890,281

(5)          Notes Payable

To complete the acquisition of CADx in 2003, the Company executed a secured promissory note in the amount of $4,500,000 to purchase Qualia’s shares issued in favor of CADx Canada, which was payable in quarterly installments over a 3 year period commencing April 2004 at the prime interest rate plus 1%. The note was payable in quarterly installments of $375,000 plus accrued interest. In January 2007 the Company paid the final installment. At December 31, 2007, $0 was owed under the note.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

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

In 2005, 1,000 shares of the Company’s 7% Series A Preferred Stock were converted by unrelated parties into 100,000 shares of the Company’s common stock. In 2007, the remaining 5,150 shares of its 7% Series A Preferred Stock were converted by unrelated parties into 515,000 shares of the Company’s common stock. At December 31, 2007 the Company has no outstanding shares of its 7% Series A Preferred Stock.

iCAD, INC. AND SUBSIDIARY

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

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)          Stockholders’ Equity (continued)

(a) Preferred Stock (continued)

In 2006, 79 shares of the Company’s Series B Preferred Stock were converted by a person who was a director at the time of conversion, into 39,500 shares of the Company’s common stock. In 2007 the remaining 1,145 shares of the Company’s Series B Preferred Stock were converted by unrelated parties into 572,500 shares of the Company’s common stock. At December 31, 2007 the Company has no outstanding shares of its 7% Series B Preferred Stock.

(b) Stock Options

The Company has six stock option or stock incentive plans, which are described as follows:

The 2001 Stock Option Plan, ("The 2001 Plan").

The 2001 Plan was adopted by the Company’s stockholders in August 2001. The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,200,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price shall cannot be less than 110% of the market price. Incentive options granted to date under the 2001 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options shall expire no later than five years after the date of grant. Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2007 there are no further options available for grant under this plan.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)          Stockholders’ Equity (continued)

(b) Stock Options (continued)

The 2002 Stock Option Plan, ("The 2002 Plan").

The 2002 Plan was adopted by the Company’s stockholders in June 2002. The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 500,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted to date under the 2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire no later than five years after the date of grant. Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2007, there were no shares available for issuance under the 2002 Plan.

The 2004 Stock Incentive Plan, ("The 2004 Plan").

The 2004 Plan was adopted by the Company’s stockholders in June 2004. The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2004 Plan generally vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire no later than five years after the date of grant. Non-qualifying options granted under the 2004 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2007 there were 2,749 options available for issuance under the 2004 Plan.

The 2005 Stock Incentive Plan, ("The 2005 Plan").

The 2005 Plan was adopted by the Company’s stockholders in June 2005. The 2005 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 600,000 shares of the Company's common stock of which at December 31, 2007, 63,170 shares were eligible for future grants.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)          Stockholders’ Equity (continued)

(b) Stock Options (continued)

The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2005 Plan generally vest 100% over periods extending from the date of grant to three years from the date of grant and expire not later than five years after the date of grant, except for 10% stockholders whose options expire no later than five years after the date of grant. Non-qualifying options granted under the 2005 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.

The 2007 Stock Incentive Plan, ("The 2007 Plan").

The 2007 Plan was adopted by the Company’s stockholders in July 2007. The 2007 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. Awards may be granted singly, in combination, or in tandem. Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 2,250,000 shares of the Company’s common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of the Company’s common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed 800,000 shares.

The 2007 Plan provides that it will be administered by the Company’s Board of Directors (“Board”) or a committee of two or more members of the Board appointed by the Board. The administrator will generally have the authority to administer the 2007 Plan, determine participants who will be granted awards under the 2007 Plan, the size and types of awards, the terms and conditions of awards and the form and content of the award agreements representing awards. Awards under the 2007 Plan may be granted to employees, directors, consultants and advisors of the Company and its subsidiaries. However, only employees of the Company and its subsidiaries will be eligible to receive options that are designated as incentive stock options.

With respect to options granted under the 2007 Plan, the exercise price must be at least be 100% (110% in the case of an incentive stock option granted to a ten percent stockholder within the meaning of Section 422(b)(6) of the Internal Revenue Code of 1986) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)          Stockholders’ Equity (continued)

(b) Stock Options (continued)

satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator.

At December 31, 2007 there were 1,225,670 options available for issuance under the 2007 Plan.

A summary of stock option activity for all stock option plans is as follows:

	Option	Price range	Weighted
	Shares	per share	Average
Outstanding, January 1, 2005	3,914,511	$0.80-$5.28	$3.04
Granted	1,162,500	$1.06-$3.92	$3.54
Exercised	(293,476)	$0.80-$3.49	$1.67
Forfeited	(533,772)	$1.13-$5.28	$4.89
Outstanding, December 31, 2005	4,249,763	$0.80-$5.28	$3.04
Granted	2,405,000	$1.45-$3.18	$1.80
Exercised	(320,086)	$0.95-$2.07	$1.89
Forfeited	(705,947)	$1.06-$5.28	$3.82
Outstanding, December 31, 2006	5,628,730	$0.80-$5.28	$2.08
Granted	1,133,529	$2.00-$4.88	$3.76
Exercised	(860,860)	$0.81-$2.82	$1.51
Forfeited	(256,581)	$1.06-$4.88	$2.82
Outstanding, December 31, 2007	5,644,818	$0.80-$5.28	$2.47

Exercisable at year-end
2005	4,161,763	$0.80-$5.28	$3.08
2006	3,998,230	$0.80-$5.28	$2.23
2007	4,023,658	$0.80-$5.28	$2.28

Available for future grants at December 31, 2007 for all plans:
        1,291,589

The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 2007 was 3.6 years.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)          Stockholders’ Equity (continued)

(b) Stock Options (continued)

During the year ended December 31, 2007 and 2006, the Company recorded $1,242,155 and $1,334,485, respectively, for share-based compensation in accordance with SFAS 123R. The Company’s stock-based compensation expense included $33,211 and $0 in cost of revenue, $166,068 and $86,704 in engineering and product development, $162,347 and $245,446 in marketing and sales and $880,529 and $1,002,335 in general and administrative expense for the year ended December 31, 2007 and 2006, respectively. As of December 31, 2007 there was $3,021,272  of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 3 years.

The Company issued 1,133,529 stock options and 375,000 restricted shares in the year ended December 31, 2007. The option grants issued during 2007 had a weighted average exercise price of $3.79. The weighted average fair value of options granted during the year ended December 31, 2007 was $2.32 and was estimated on the grant date using the Black-Scholes option-pricing model with generally the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 4.57%, and expected dividend yield of 0%. The Company issued 2,405,000 stock options in the year ended December 31, 2006. The options granted during 2006 had a weighted average exercise price of $1.80. The weighted average fair value of options granted during the year ended December 31, 2006 was $0.94 and was estimated on the grant date using the Black-Scholes and Lattice option-pricing models with generally the following weighted average assumptions: expected volatility of 62.5%, expected term of 3.5 years, risk-free interest rate of 4.78%, and expected dividend yield of 0%.

The Company’s expected volatility is based on the average of peer group volatility, which includes the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107 and other methods. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants.

The aggregate intrinsic value of options outstanding at December 31, 2007, 2006 and 2005 was $1,020,940, $5,467,459 and $124,285. The aggregate intrinsic value of the options exercisable at December 31, 2007, 2006 and 2005 was $795,206, $3,457,814 and $114,605. The aggregate intrinsic value of stock options exercised during 2007, 2006 and 2005 was $465,076, $338,851 and $25,856. The Company used the market price of $2.02, $2.95 and $1.17 at December 31, 2007, 2006 and 2005 versus the exercise price of each option, respectively.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)          Stockholders’ Equity (continued)

(c) Restricted Stock

On July 18, 2007, 375,000 shares of the Company’s restricted common stock were granted to the executive officers of the Company under the 2007 Plan. Each of these restricted stock awards vest in three equal annual installments with the first installment vesting on July 18, 2008.

(d) Stock Subscription Warrants

The Company has reserved 1,003,311 shares of common stock issuable upon exercise of common stock purchase warrants. At December 31, 2007 there are warrants outstanding to purchase 1,003,311 of the Company’s common stock that are exercisable at the following prices:

Warrants	Exercise Price	Expiration Date
67,200	$5.00	November 24, 2008
936,111	$5.50	December 15, 2009

No warrants were issued or exercised in 2007, 2006 or 2005.

(7)          Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards, tax credits and temporary differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that the deferred tax assets will not be realized.

The Company's federal statutory income tax rate for 2007, 2006 and 2005 was 34%. The Company has incurred losses from operations but has not recorded an income tax benefit for 2007, 2006 and 2005, as the Company has recorded a valuation allowance against its net operating losses and other net deferred tax assets due to uncertainties related to the realizability of these tax assets.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company has fully reserved the deferred tax assets as it is more likely than not that the deferred tax assets will not be utilized. Deferred tax liabilities (assets) are comprised of the following at December 31:

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(7)          Income Taxes (continued)

	2007	2006	2005
Inventory (Section 263A)	$(261,000)	$(279,000)	$(258,000)
Inventory reserves	(31,000)	(142,000)	(150,000)
Receivable reserves	(17,000)	(30,000)	(153,000)
Other accruals	(362,000)	(435,000)	(142,000)
Accumulated depreciation/amortization	973,000	1,398,000	1,718,000
Stock options	(659,000)	(337,000)	-
Tax credits	(1,763,000)	(1,881,000)	(1,993,000)
NOL carryforward	(13,688,000)	(13,771,000)	(13,592,000)
Net deferred tax assets	(15,808,000)	(15,477,000)	(14,570,000)
Valuation allowance	$15,808,000	$15,477,000	$14,570,000
	$-	$-	$-

As of December 31, 2007, the Company has net operating loss carryforwards totaling approximately $40,260,000 expiring between 2008 and 2027. The amount of the net operating loss carryforwards, which may be utilized in any future period, may be subject to certain limitations based upon changes in the ownership of the Company. In the event of a deemed changed in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities. The credits expire in various years through 2027 and management believes approximately $1,763,000 will be available to offset income tax in future periods.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(7)          Income Taxes (continued)

At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company's practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the year ended December 31, 2007. All tax years with net operating losses and credit carry forwards are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2007 will significantly change within the next 12 months.

(8)          Segment Reporting, Geographical Information and Major Customers

(a) Segment Reporting

The Company follows SFAS No. 131 “Disclosures About Segments of a Business Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company operates in one segment and as one reporting unit for all years presented since its products perform the same basic function, have common sales channels and resellers, and are developed and supported by one central staff.

(b) Geographic Information

The Company's sales are made to distributors and dealers of mammography and other medical equipment, and to foreign distributors of mammography medical equipment. Total export sales increased to approximately $2,655,000 or 10% of sales in 2007 as compared to $1,022,000 or 5% of total sales in 2006 and $1,747,000 or 9% of total sales in 2005.

As of December 31, 2007 and 2006 the Company had outstanding receivables of $760,453 and $239,660, respectively, from distributors of its products who are located outside of the United States.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(8)          Segment Reporting, Geographical Information and Major Customers (continued)

(c) Major Customers

The Company’s major customer in 2007 was GE Healthcare with sales of $7,609,313 or 29% of the Company’s sales, with an accounts receivable balance of $1,865,747 due December 31, 2007. During the year ended December 31, 2006 the Company had sales of $5,077,091 and $2,462,225, or 26% and 12% of sales, to GE Healthcare and Hologic, Inc., respectively. These were the Company’s two major customers in 2006 with accounts receivable balances of $1,150,975 and $18,920, respectively, due from these customers at December 31, 2006. For the year ended December 31, 2005 the Company’s two major customers were SourceOne Healthcare and GE Healthcare with sales of $3,725,065 and $2,913,493 or 19% and 15% of sales in 2005.

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

The Company leases a facility for its research and development group located in Beavercreek, Ohio for approximately $445,000 per year pursuant to a lease which expires in December 2010. The lease amount increases annually throughout the life of the lease. The lease may be renewed for two additional terms of five years each. In November 2005, the Company subleased some of this office space at an average rate of approximately $93,000 per year through December 2010. In August 2007 the Company subleased additional office space at an average rate of approximately $90,000 per year through December 2010.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(9)          Commitments and Contingencies (continued)

(a) Lease Obligations (continued)

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua NH used for product repairs, manufacturing and warehousing.

Rental expense for all leases for the years ended December 31, 2007, 2006 and 2005 was $730,062, $553,181 and $528,681, net of sublease income of $135,711, $112,278, and $41,297, respectively.

Future minimum rental payments due under these agreements and sublease agreements as of December 31, 2007 are as follows:

Fiscal Year	Operating Leases	Sublease Amount	Net Amount
2008	678,789	173,465	505,324
2009	703,560	197,594	505,966
2010	701,244	200,046	501,198
2011	220,320	-0-	220,320
	$2,303,913	$571,105	$1,732,808

(b) Employment Agreements

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

(c) Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. The Company believes that it will not be liable for the re-assessment against CADx Medical and no accrual was recorded as of December 31, 2007. The Company responded to the notice outlining its grounds of objection with respect to the re-assessment. The CRA responded acknowledging receipt of the correspondence and advised that they expect to schedule a review within six months.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(10)       Quarterly Financial Data (unaudited)

	Net sales	Gross profit	Net income (loss)	Income (Loss) per share available to common stockholders
2007
First quarter	$6,147,486	$4,938,858	$(553,937)	$(0.02)
Second quarter	$6,104,736	$4,886,543	$(839,611)	$(0.02)
Third quarter	$6,259,541	$5,011,536	$(670,045)	$(0.02)
Fourth quarter	$8,100,649	$6,518,371	$525,061	$0.01

2006
First quarter	$4,373,650	$3,454,771	$(1,605,894)	$(0.04)
Second quarter	$3,869,693	$3,032,285	$(2,558,299)	$(0.07)
Third quarter	$5,038,336	$3,844,162	$(1,094,482)	$(0.03)
Fourth quarter	$6,439,679	$5,099,322	$(1,379,283)	$(0.04)

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

iCAD, INC. AND SUBSIDIARY

Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions from Reserve		Balance at End of Year
Year End December 31, 2007:
Allowance for Doubtful Accounts	$88,347	$(32,662)	$5,685	(1)	$50,000
Inventory Reserve	$418,662	$306,760	$633,083	(2)	$92,339
Warranty Reserve	$299,034	$281,932	$378,130		$202,836
Restructuring Reserve	$9,401	$-	$9,401		$-

Year End December 31, 2006:
Allowance for Doubtful Accounts	$450,000	$(248,482)	$113,171	(1)	$88,347
Inventory Reserve	$400,000	$413,227	$394,565	(2)	$418,662
Warranty Reserve	$150,000	$637,354	$488,320		$299,034
Restructuring Reserve	$25,505	$-	$16,104		$9,401

Year End December 31, 2005:
Allowance for Doubtful Accounts	$450,000	$40,338	$40,338	(1)	$450,000
Inventory Reserve	$300,000	$120,782	$20,782	(2)	$400,000
Warranty Reserve	$150,000	$295,419	$295,419		$150,000
Restructuring Reserve	$140,945	$-	$115,440		$25,505

(1) Represents the amount of accounts charged off.
(2) Represents inventory written off and disposed of.