Form 10-K/A
period 2007-12-31
ICAD INC
filed 2008-04-18
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of iCAD, Inc. for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to iCAD, Inc. and its subsidiary. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is information with respect to our executive officers and directors.

Name	Age	Position with iCAD	Director/Officer Since
Dr. Lawrence Howard	55	Chairman of the Board, and Director	2006

Kenneth Ferry	54	President, Chief Executive Officer, and Director	2006

Darlene Deptula-Hicks	50	Executive Vice President of Finance, Chief Financial Officer and Treasurer and Secretary	2006

Jeffrey Barnes	46	Senior Vice President of Sales	2006

Stacey Stevens	40	Senior Vice President of Marketing and Strategy	2006

Jonathan Go	45	Senior Vice President of Research and Development	2006

Rachel Brem, MD	49	Director	2004

James Harlan	56	Director	2000

Steven Rappaport	59	Director	2006

Maha Sallam, PhD	41	Director	2002

Elliot Sussman, MD	56	Director	2002

The Company’s Certificate of Incorporation provides for the annual election of all of its directors. The Board elects officers on an annual basis and our officers generally serve until their successors are duly elected and qualified.

Dr. Lawrence Howard was appointed Chairman of the Board in 2007 and has been a director of the Company since November 2006. Dr. Howard has been, since March 1997, a general partner of Hudson Ventures, L.P. (formerly known as Hudson Partners, L.P.), a limited partnership that is the general partner of Hudson Venture Partners, L.P. (“HVP”), a limited partnership that is qualified as a small business investment company. Since March 1997, Dr. Howard has also been a managing member of Hudson Management Associates LLC, a limited liability company that provides management services to HVP. Since November 2000, Dr. Howard has been a General Partner of Hudson Venture Partners II, and a limited partner of Hudson Venture II, L.P. He was a founder and has been since November 1987, and continues to be, a director of Presstek, Inc. (“Presstek”), a public company which has developed proprietary imaging and consumables technologies for the printing and graphic arts industries, and served in various officer positions at Presstek from October 1987 to June 1993, lastly as its Chief Executive Officer.

Kenneth Ferry has served as a Director and the Company’s President and Chief Executive Officer since May 2006. He has over 25 years of experience in the healthcare technology field, with more than 10 years experience in senior management positions. Prior to joining the Company, from October 2003 to May 2006, Mr. Ferry was Senior Vice President and General Manager for the Global Patient Monitoring business for Philips Medical Systems, the market leader in the medical diagnostic imaging and patient monitoring systems industry. In this role he was responsible for Research & Development, Marketing, Business Development, Supply Chain and Manufacturing, Quality and Regulatory, Finance and Human Resources. From September 2001 to October 2003, Mr. Ferry served as Senior Vice President for Philips Medical Systems Division. From 1983 to 2001, Mr. Ferry served in a number of management positions with Hewlett Packard Co. and Agilent Technologies, Inc.

Darlene Deptula-Hicks has served as the Company’s Executive Vice President of Finance and Chief Financial Officer and Treasurer since September 2006. She has more than 25 years experience in financial management within the medical device and high technology industries. Prior to joining the Company, from January 2002 to February 2006, Ms. Deptula-Hicks served as Executive Vice President and Chief Financial Officer and Treasurer of ONI Medical Systems, Inc., a venture capital-backed designer and manufacturer of high-field diagnostic imaging systems. From 1998 to 2001, Ms. Deptula-Hicks was Executive Vice President and Chief Financial Officer and Treasurer of Implant Sciences Corporation, an early stage medical device company that had its initial public offering (“IPO”) in June of 1999. Ms. Deptula-Hicks led the pre-IPO and post-IPO activities for the company. Ms. Deptula-Hicks has also held various senior financial and accounting positions at Abiomed, Incorporated; GCA Corporation; Edwards High Vacuum International and Puritan Bennett Corporation. Ms. Deptula-Hicks also currently serves on the Board of Directors and as Chair of the Audit Committees of US falcon, Inc., a private information technology and professional services company serving military, federal and commercial customers worldwide, and IMCOR Pharmaceutical Company, formerly a public biotech company. Ms. Deptula-Hicks previously served on the Board of Directors and as Chair of the Audit and Corporate Governance Committees of Technest Holdings, Inc., a public defense and homeland security company.

Jeffrey Barnes has served as the Company’s Senior Vice President of Sales since May 2006. For the 17 years prior to joining the Company Mr. Barnes served in a variety of sales and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems). From November 2002 to April 2006 he was Vice President Sales and National Sales Manager for Cardiac Resuscitation Solutions at Philips Medical Systems, where he worked closely with iCAD’s Chief Executive Officer, Kenneth Ferry. Mr. Barnes was responsible for sales and service operations at Philips’ market-leading defibrillation field organization. From May 2000 to November 2002, Mr. Barnes served as Vice President of Marketing, Americas, for the Cardiac and Monitoring Systems unit of Hewlett-Packard/Agilent and Philips Medical Systems. He was responsible for all marketing activities and certain direct sales activities for the North and South American field operation.

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

Jonathan Go has served as the Company’s Senior Vice President of Research and Development since October 2006. Mr. Go brings more than twenty years of software development experience in the medical industry to his position with the Company. From February 1998 to May 2006, Mr. Go served as Vice President of Engineering at Merge eMed Inc., a provider of Radiology Information System and Picture Archiving and Communication Systems solutions for imaging centers, specialty practices and hospitals. At Merge eMed, Mr. Go was responsible for software development, product management, testing, system integration and technical support for all of eMed's products. From July 1986 to January 1998, Mr. Go held various development roles at Cedara Software Corp. in Toronto culminating as Director of Engineering. Cedara Software is focused on the development of custom engineered software applications and development tools for medical imaging manufacturers. At Cedara Mr. Go built the workstation program, developing multiple specialty workstations that have been adopted by a large number of partners.

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

James Harlan is an entrepreneur and investor who has helped found and lead development of a number of energy and technology enterprises both internationally and in the United States. He helped found HNG Storage Company, a natural gas storage, development and operations company in 1991 and has been the Executive Vice President and Chief Financial Officer of HNG Storage Company since 1998. In 2001, Mr. Harlan founded the Vendevco group which holds interests in real estate, oil/gas exploration and production, among other businesses. From 1991 to 1997 Mr. Harlan served as General Manager of Pacific Resources Group where he was responsible for development of various manufacturing and distribution businesses in Asia. He also served as operations research and policy analyst for the White House Office of Energy Policy and Planning from 1977 to 1978, the Department of Energy from 1978 to 1981, and U.S. Synthetic Fuels Corporation from 1981 to 1984. Mr. Harlan is also a director of Applied Energetics, Inc., a public company involved in the development and marketing of applied energy systems, primarily for military applications.

Steven Rappaport has been a partner of RZ Capital, LLC since July 2002, a private investment firm that also provides administrative services for a limited number of clients. From March 1995 to July 2002, Mr. Rappaport was Director, President and Principal of Loanet, Inc., an online real-time accounting service used by brokers and institutions to support domestic and international securities borrowing and lending activities. Loanet, Inc. was acquired by SunGard Data Systems in May 2001. From March 1992 to December 1994, Mr. Rappaport was Executive Vice President of Metallurg, Inc. (“Metallurg”) and President of Metallurg’s subsidiary, Shieldalloy Corporation. He served as Director of Metallurg from 1985 to 1998. From March 1987 to March 1992, Mr. Rappaport was Director, Executive Vice President and Secretary of Telerate, Inc. (“Telerate”), an electronic distributor of financial information. Telerate was acquired by Dow Jones over a number of years commencing in 1985 and culminating in January 1990, when it became a wholly-owned subsidiary. Mr. Rappaport practiced corporate and tax law at the New York law firm of Hartman & Craven from August 1974 to March 1987. He became a partner in the firm in 1979. Mr. Rappaport is currently serving as an independent director of Presstek and a number of open and closed end American Stock Exchange funds of which Credit Suisse serves as the investment adviser.

Maha Sallam, PhD has been a Vice President of the Company since July 2002.   From 1997 until the Company’s acquisition of Intelligent Systems Software, Inc. (“ISSI”) in July 2002, Dr. Sallam served as Director and as President then Executive Vice President of Regulatory Affairs and Clinical Testing at ISSI, and was one of ISSI’s founders. Dr. Sallam served iCAD as Vice President of Regulatory Affairs until 2003. Subsequently, she was responsible for the Company’s Advocacy and Research Grants program. In 2005, Dr. Sallam took responsibility for new product initiatives in the Computed Tomography (CT) area and continues to serve as the Company’s Vice President for the CT Program. Dr. Sallam has over 17 years of research and medical device industry experience.

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

Audit Committee and Audit Committee Financial Expert

Our Board of Directors maintains an Audit Committee which is comprised of Mr. Rappaport (Chair), Mr. Harlan and Dr. Sussman. Our Board has determined that each member of the Audit Committee meets the definition of an “Independent Director” under applicable NASDAQ Marketplace Rules. In addition, the Board has determined that each member of the Audit Committee meets the independence requirements of applicable SEC rules and that Mr. Rappaport qualifies as an “audit committee financial expert” under applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires certain of our officers and our directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2007, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with, except for Messrs. Robert Howard and George Farley (former directors), Mr. Harlan and Drs. Sussman, Howard, Brem and Sussman who filed late Forms 4 with respect to a stock option grant made to each of them on April 20, 2007.

Code of Ethics

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.
98 Spit Brook Road, Suite 100
Nashua, NH 03062
Attention: Corporate Secretary

Deadline and Procedures for Submitting Board of Director Nominations

A stockholder wishing to nominate a candidate for election to our Board of Directors at an annual meeting of our stockholders is required to give written notice containing the required information specified above addressed to nominations has been delivered personally to, or been mailed to and received by our corporate Secretary at our principal executive offices, not less than 50 days nor more than 75 days prior to the meeting; provided, however, that, in the event that we give less than 65 days notice or prior public disclosure of the date of the meeting to our stockholders, notice by the stockholder to be timely must be received by our corporate secretary not later than the close of business on the tenth day following the earlier of (i) the day on which such notice of the date of the meeting was mailed or (ii) such public disclosure was made. Any such notice must set forth: (i) the name and record address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (ii) the class or series and number of shares of our stock which are held of record, owned beneficially and represented by proxy by such stockholder as of the record date for the meeting (if such date shall then have been made publicly available) and of the date of such notice; (iii) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iv) a description of all arrangements or understandings between such stockholder and each nominee and any other person or persons (naming such person or persons) under which the nomination or nominations are to be made by such stockholder; (v) the name, age, business address and residence address of the nominee and such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed by us pursuant to the proxy rules of the SEC, had each nominee been nominated, or intended to be nominated by our Board of Directors; and (vi) the written consent of each nominee to serve as our director, if so elected.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following discussion covers the compensation arrangements of our current principal executive officer, our current principal financial officer and our current three other executive officers (the “Named Executive Officers’) and our directors and includes a general discussion and analysis of our compensation program for our executive officers as well as a series of tables containing specific compensation information for our Named Executive Officers and directors as well as two former directors. This discussion contains forward looking statements that are based upon our current executive compensation program, policies and methodologies. We may make changes in this program and these policies and methodologies in the future, and if made, we could have materially different compensation arrangements in the future

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is intended to provide information about our compensation objectives, policies and practices for our Named Executive Officers. The Compensation Committee of our Board of Directors oversees and approves all compensation decisions relating to our Named Executive Officers.

We compete in a competitive market for personnel, both for executive and for non-executive employees. The healthcare industry in general is highly competitive and characterized by continual change and improvement in technology. Desirable candidates for employment may also have opportunities from many other attractive healthcare or high technology employers. Our long term success depends on our ability to continue to develop and market innovative CAD and other related healthcare products worldwide that address important medical needs. Our ability to compete effectively depends to a large extent on our success in identifying, recruiting, developing and retaining key management personnel. A key element of our compensation strategy is the design and implementation of an executive compensation program that provides competitive and differentiated levels of pay based on corporate and individual performance and reinforces the alignment of interests of the members of our executive management team with those of our stockholders.

While our compensation program includes short-term elements, such as annual base salary, and generally annual incentive cash bonuses, a significant aspect of our compensation program includes longer term elements such as equity-based incentive awards through grants of stock options or other stock-based awards, primarily restricted stock grants. We believe that our compensation program provides an overall level of compensation that is competitive to that offered in our industry and with executives in other public companies of similar size within the healthcare and high technology industries.

The Compensation Committee intends to continue its strategy of compensating executives through programs that are linked to our achievement of our business goals and objectives, including certain financial goals, such as revenue and pre-tax profitability, and individual executives are further rewarded for exceeding those goals. The Compensation Committee believes that the total compensation of executive officers should reflect their leadership abilities, initiative, the scope of their responsibilities and our success and the past and expected future contribution of each executive to that success. The Compensation Committee seeks to foster a performance-oriented environment by tying certain compensation components to the achievement of performance targets that are important to us and to our efforts to increase stockholder value. We believe that our compensation program contributes to our employees’ and Named Executive Officers’ incentive to execute on our goals.

Objectives of our Executive Compensation Program

The Compensation Committee strives to ensure that our executive compensation programs will enable us to attract and retain superior executive talent and motivate our executives to execute our business strategy and to assist us in achieving our short-term and long-term growth and earnings goals and increase stockholder value. The primary objectives of our executive compensation program are to:

•	attract, retain and fairly compensate highly talented and experienced executives in the healthcare industry for us to achieve and expand our business goals and objectives;

•	ensure executive compensation is aligned with specific performance objectives;

•	ensure that our executive compensation plans are designed to encourage our executive officers to achieve and exceed established performance targets;

•
promote the achievement of strategic and financial performance measures by tying cash and equity incentives to the achievement of measurable corporate and individual performance goals, both short term and long term; and

•	align executive officers’ incentives with the creation of stockholder value.

 In January 2007 the Compensation Committee retained the consulting firm Pearl Meyer and Partners (“Pearl Meyer”) as its independent compensation consultant to review our executive compensation programs and to advise it on matters relating to chief executive officer and other executive officer compensation. In March 2008 the Compensation Committee again engaged Pearl Meyers to review our compensation programs and to advise them on compensation matters and trends in our industry relating to our executive officers and other employees.

The Compensation Committee and the Board of Directors evaluate the performance of our President/Chief Executive Officer and rely on input from our President/Chief Executive Officer as it relates to other executive officers. Our goal is to compensate at levels we believe are competitive with executives in other companies of similar size and growth patterns within the healthcare and high technology industries. The Compensation Committee, along with the data provided from their compensation consultant and input from our President/Chief Executive Officer, makes decisions regarding the forms and amounts of compensation for our executive officers.

Compensation Program Benchmarking

The study performed by Pearl Meyer in January 2007 included an executive compensation competitive assessment and long term incentive strategy review for use by the Compensation Committee in its 2007 executive compensation decisions. They assessed the competitiveness of our executive compensation program utilizing a peer group of the following nine companies: AFP Imaging Corporation, Amicas, Inc., Bio Imaging Technologies, Inc., Clarient, Inc., CSP, Inc., Emageon, Inc., Hologic, Inc., Tripath Imaging, Inc., and Vital Images, Inc., supplemented by three published surveys. As a result of the Pearl Meyer compensation assessment and our financial results for 2007, our Board of Directors, upon recommendation of the Compensation Committee, approved 2007 bonus payments in the amounts of $268,125 for Mr. Ferry, $132,000 for Ms. Deptula-Hicks, $120,000 for Mr. Barnes, $108,000 for Ms. Stevens and $117,000 for Mr. Go.

Forms of Compensation Paid to Executive Officers During 2007

In making decisions regarding forms and amounts of compensation, the Compensation Committee considers compensation paid to executive officers at similar levels and with similar experience and responsibility at public companies in our industry and in our geographic region that are deemed to be comparable in terms of revenue, market capitalization, complexity and growth patterns. In 2007 the nine companies listed above comprised this peer group.

During the fiscal year ending December 31, 2007 we provided our executive officers with the following forms of compensation:

•	Base Salary

•	Auto Allowance

•	Annual Incentive Bonus Compensation

•	Equity Incentives

•	Severance and Change of Control Benefits; and

•	Retirement and other Employee Benefits.

Base Salary

Base salary represents amounts paid during the fiscal year to Named Executive Officers as direct guaranteed compensation under their employment agreements for their services to us. Base salaries are an important element of compensation and are used to provide a fixed amount of compensation for the executive’s regular work. The base salaries of executive officers are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are based on an evaluation of the individual’s performance and level of pay compared to comparable companies pay levels for similar positions. Generally our goal is to pay our executive officers at or above the mid point of pay levels for similar positions at public companies in our industry and in our geographic region that are deemed to be comparable in terms of revenue, market capitalization, complexity and growth patterns.

The base salary of each of our Named Executive Officers was fixed pursuant to the terms of their respective employment agreements with us and allows for increases as determined by the Compensation Committee and Board of Directors and when a contract is up for, or otherwise considered for renewal, may be increased upon a review of the executive’s abilities, experience and performance, as well as a review of salaries for executives for comparable positions at corporations which either compete with us in its business or of comparable size and scope of operations. The recommendations to the Board of Directors by the Compensation Committee with respect to base salary are based primarily on informal judgments reasonably believed to be in our best interests. Base salaries are used to reward individual performance of each Named Executive Officer on a day-to-day basis during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees from other companies. Moreover, base salary (and increases to base salary) are intended to recognize the overall experience, position within our company and expected contributions of each Named Executive Officer to us and our goals. Increases in base salaries are based upon individual performance. Base salary increases can also occur upon promotion.

In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the following base salaries for our executive officers, effective June 1, 2007: Kenneth Ferry, our President and Chief Executive Officer - $325,000; Darlene Deptula-Hicks, our Executive Vice President of Finance and Chief Financial Officer - $220,000; Jeffrey Barnes, our Senior Vice President of Sales - $200,000; Stacey Stevens, our Senior Vice President of Marketing and Strategy - $180,000, and Jonathan Go, our Senior Vice President of Research and Development - $195,000.

Employment Contracts

Between May 2006 and October 2006 we hired and entered into employment contracts with our five current Named Executive Officers. We do not have employment agreements with any other employees. In initially determining base salary the Compensation Committee utilized information obtained from an executive search firm and elsewhere, utilizing a number of criteria, including executives’ qualifications, experience, responsibility and comparison to other companies of similar size in the healthcare industry. The Compensation Committee also considered the advice it received from Pearl Meyer. The material provisions of these contracts are discussed in the narrative following the Summary Compensation Table.

Auto Allowance

During 2007, and as part of their employment agreements, we agreed to pay to our Named Executive Officers an executive automobile allowance in the amount of $1,500 per month for Mr. Ferry and $1,000 per month for each of Ms. Deptula-Hicks, Mr. Barnes, Ms. Stevens and Mr. Go. The executives are responsible for paying all the expenses of maintaining, insuring and operating their automobiles. The purpose of providing the allowance is to defray the Named Executive Officer’s cost of owning and operating an automobile often used for business purposes; while preventing us from having to own and maintain a fleet of automobiles and is a taxable benefit for the Named Executive Officer.

Annual Incentive Bonus Compensation

We have an Executive Incentive Bonus Plan for our Named Executive Officers. Our Named Executive Officers each have a contractual right specified in their respective employment agreements to receive an annual cash bonus, based upon goals and objectives mutually agreed by the Board of Directors and the executive. The purpose of such cash bonuses is to provide a direct financial incentive to the Named Executive Officers to achieve the goals and objectives of our company. As described in more detail under the Narrative Disclosure to Summary Compensation Table - Employment Contracts for our Named Executive Officers, the amount of the incentive bonus that each of our Named Executive Officers is eligible to receive under, and subject to the terms of, their respective employment agreements with us, during the year ending December 31, 2007 was set in May 2007 by our Board of Directors, upon the recommendation and approval of the compensation committee, at 40% (55% for Mr. Ferry) of their respective base salaries.

The amount of the incentive bonuses for 2007 was based primarily upon our achieving for the fiscal year ending December 31, 2007 targeted levels (the “Target Amounts”) of (i) pre-tax earnings (less Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) expense) as to the bonuses for all of the executives and (ii) revenue as to the bonuses for Mr. Barnes and Ms. Stevens. Our Named Executive Officers were eligible to receive a bonus payment equal to 70% of their incentive bonus upon our achieving 90% of the respective Target Amounts with the amount of their incentive bonus increasing by three percentage points for each one percentage point increase in the respective Target Amounts achieved by us. The Compensation Committee and Board also agreed that they would consider increasing the amount of the incentive bonuses by up to an additional 100% if we achieved greater than 100% of the Target Amounts. The Compensation Committee and Board also retain the discretion to increase or reduce the incentive bonus that otherwise might be payable to any individual Named Executive Officer based on individual contribution and our actual performance as compared to the Target Amounts. The Compensation Committee and Board of Directors exercised their discretion and granted bonuses at 150% of target bonus compensation due to our achievement of greater than 100% of the targeted pretax earnings (less FAS123R expense) and strong individual contribution by each of our Named Executive Officers.

Equity Incentives

The Named Executive Officers’ and our other employees are eligible to receive equity incentive awards under our equity incentive plans.  On occasion, we grant options outside of a formal stockholder approved plan to new employees, including new executive officers, as an inducement to their employment with us. The primary goal of the use of these equity incentives is to create long-term value for stockholders by providing the Named Executive Officers with an additional incentive to work towards maximizing stockholder value. The Compensation Committee views equity incentive awards as one of the more important components of our long-term, performance-based compensation philosophy. The grant of equity incentive awards to executive officers encourages equity ownership in iCAD and closely aligns the Named Executive Officers’ interests to the interests of all the stockholders.

Equity awards may take the form of stock options, restricted stock, unrestricted stock, stock units including restricted stock units, performance awards and other stock-based awards. There is no formula used to determine the type or amount of equity incentive awards granted in any given year. The mix of cash and equity-based awards, as well as the types and amounts of equity-based awards, granted to our Named Executive Officers has varied and may vary in the future from year to year. Consideration may be given to various factors, such as the relative merits of cash and equity as a device for retaining and motivating the Named Executive Officers, the practices of other companies, individual performance, an individual’s pay relative to others, contractual commitments pursuant to employment or other agreements, and the value of already-outstanding grants of equity in determining the size and type of future equity-based awards that may be granted in the future to each Named Executive Officer.

These awards are generally provided through initial grants at or near the date of hire and through subsequent periodic grants. Equity incentive awards granted to the Named Executive Officers’ and other employees in the form of stock options have exercise prices not less than the fair market value of the stock on the date of the grant or award. Equity incentive awards vest and become exercisable at such time as determined by the Compensation Committee or Board of Directors. The initial grant is designed for the level of the job that the executive holds and is designed to motivate the executive to make the kind of decisions and implement strategies and programs that will contribute to an increase in our stock price over time. Periodic additional equity incentive awards within the comparable range for the job are expected to be granted to reflect the executives’ ongoing contributions to us, to create an incentive to remain in our employ and to provide a long-term incentive to achieve or exceed our financial goals.

Severance and Change of Control Benefits

We have entered into employment agreements with each of the Named Executive Officers. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances, including, in the event of a “change in control”. See “Executive Compensation Tables - Narrative Disclosure to Summary Compensation Table - Employment Contracts for our Named Executive Officers” and “Severance and Change of Control Benefits” appearing after the Outstanding Equity Awards At Fiscal Year-End table for a description of the severance and change in control benefits.

Retirement and Other Employee Benefits

We provide various employee benefit programs to all employees, including medical, dental, life insurance, short and long term disability and a 401k plan with an employer matching contribution. Executives are eligible to participate in all our employee benefit programs, in each case on the same basis as other employees. In addition, we paid a $2,140 life insurance premium on behalf of Mr. Ferry during 2007.

Executive Compensation Tables

The following table provides information on the compensation provided during 2007 to (i) those persons who served in the capacity as our Chief Executive Officer, (ii) those persons who served in the capacity as our Chief Financial Officer, and (iii) the three highest paid executive officers other than persons who served in the capacities as our Chief Executive Officer or Chief Financial Officer, who served in such capacity during 2007 and at the end of 2007 whose total compensation exceeded $100,000 (collectively “the Named Persons”).

SUMMARY COMPENSATION TABLE

		Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
Name and Principal Position	Year	$	$	$	$	$	$
Kenneth Ferry
President, Chief Executive Officer	2007	314,038	268,125	118,651	191,501	20,140	912,455
	2006	190,385	210,000	-	422,728	13,563	836,676
Darlene Deptula-Hicks
Executive Vice President of Finance, Chief Financial Office	2007	213,423	132,000	29,663	136,711	12,000	523,797
	2006	58,423	55,000	-	100,438	3,462	217,323
Jeffrey Barnes
Senior Vice President of Sales	2007	193,423	120,000	29,663	66,212	12,000	421,298
	2006	113,846	110,000	-	119,298	7,385	350,529
Stacey Stevens
Senior Vice President of Marketing and Strategy	2007	171,231	108,000	29,663	61,993	12,000	382,887
	2006	90,462	90,000	-	97,225	5,379	283,066
Jonathan Go
Senior Vice President of Research and Development	2007	190,615	117,000	14,831	117,019	12,000	451,465
	2006	32,019	35,000	-	68,186	2,077	137,282

(1) Bonuses earned for 2007 and 2006 and paid in 2008 and 2007, respectively, that were awarded to the Named Persons in lieu of any incentive bonus to which they were otherwise entitled to under the terms of their respective employment agreements.

(2) The amounts included in the “Stock Awards” column represent the compensation cost recognized by us in 2007 related to restricted stock awards to the Named Persons, computed in accordance with Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 6

(b) to our consolidated financial statements.

(3) The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2007 and 2006 related to stock option awards to the Named Persons, computed in accordance with Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 6 (b) to our consolidated financial statements.

(4) The amounts shown in the “All Other Compensation” column for Mr. Ferry consists of an automobile allowance of $18,000 and $11,423 for 2007 and 2006, respectively, and $2,140 of life insurance premiums paid by us each year. For the other Named Persons the amounts represent payments of an automobile allowance.

Narrative Disclosure to Summary Compensation Table

Employment Contracts for our Named Executive Officers

During 2006 we negotiated and entered into the following employment agreements with our Named Executive Officers and their compensation is determined, in part, based upon these employment agreements. A description of provisions of these agreements providing for certain post-termination payments upon termination of their employment are described following the “Outstanding Equity Awards At Fiscal Year-End table under the caption “Severance and Change of Control Benefits- Termination for Cause, without Cause, or due to a Change in Control”.

Mr. Kenneth Ferry, our President and Chief Executive Officer. We entered into an employment agreement with Mr. Ferry in April 2006 that provides for his employment as our Chief Executive Officer and President for a term commencing in May 2006 and expiring on December 31, 2008, subject to automatic one-year renewals after the expiration of the initial term under certain conditions at an annual base salary of $300,000, with yearly increases as may be determined by our Board of Directors. The agreement also provided for Mr. Ferry to receive a signing bonus of $35,000 and for his eligibility to receive during each employment year during the term of his agreement an annual incentive bonus in each calendar year of up to $100,000 if we achieve goals and objectives mutually agreed upon by our Board and Mr. Ferry. Mr. Ferry is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance.

In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the base salary increase for Mr. Ferry to $325,000, effective June 1, 2007. In addition, the amount of the incentive bonus that Mr. Ferry was eligible to receive under, and subject to the terms of, his employment agreement with us, during the year ending December 31, 2007 was set at 55% of his base salary. The amount of the incentive bonus was based upon our achieving for the fiscal year ending December 31, 2007, targeted levels of pre-tax earnings (less SFAS 123R expense) (“Ferry Target Amount”). Mr. Ferry was eligible to receive a bonus payment equal to 70% of the amount of his incentive bonus if we achieved 90% of the Ferry Target Amount with the amount of his incentive bonus increasing by three percentage points for each one percentage point increase in the respective Ferry Target Amount achieved by us. Additionally the Board may approve discretionary amounts greater than 100% of the 55% bonus amount with a maximum payout of 200% of such amount if we achieved greater than 100% of the Ferry Target Amount.

Mr. Ferry’s base salary increase and change in bonus target for 2007 was established based on input from our compensation consultant, Pearl Meyer, in their review of our executive compensation programs. We believe that the compensation package provided to Mr. Ferry was comparable to that of chief executive officers for companies of similar size, complexity and growth patterns in the healthcare sector.

Ms. Darlene Deptula-Hicks, our Executive Vice President of Finance and Chief Financial Officer. We entered into an employment agreement with Ms. Deptula-Hicks in September 2006 that provides for her employment as our Executive Vice President of Finance and Chief Financial Officer for a term commencing on September 11, 2006 and expiring on December 31, 2008 subject to automatic one year renewals at the end of the initial term, subject to certain conditions, at an annual base salary of $205,000, with yearly increases as may be determined by our Board of Directors. The agreement also provided for Ms. Deptula-Hicks to receive a signing bonus of $20,000 and for her eligibility to receive during each employment year during the term of the agreement an annual incentive bonus in each calendar year of up to $82,000 if we achieve goals and objectives mutually agreed upon by the Board and Ms. Deptula-Hicks. Ms. Deptula-Hicks is also entitled to customary benefits, including participation in employee benefit plans and reasonable travel and entertainment expenses as well as a monthly automobile allowance.

In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the base salary increase for Ms. Deptula-Hicks to $220,000, effective June 1, 2007. In addition, the amount of the incentive bonus that Ms. Deptula-Hicks was eligible to receive under, and subject to the terms of, her employment agreement with us, during the year ending December 31, 2007 was set at 40% of her base salary. The amount of the incentive bonus was based upon our achieving for the fiscal year ending December 31, 2007, targeted levels of pre-tax earnings (less SFAS 123R expense) (“Deptula-Hicks Target Amount”). Ms. Deptula-Hicks was eligible to receive a bonus payment equal to 70% of the amount of her incentive bonus if we achieved 90% of the Deptula-Hicks Target Amount with the amount of her incentive bonus increasing by three percentage points for each one percentage point increase in the respective Deptula-Hicks Target Amount achieved by us. Additionally the Board may approve discretionary amounts greater than 100% of the 40% bonus amount with a maximum payout of 200% of such amount if we achieved greater than 100% of the Deptula-Hicks Target Amount.

Ms. Deptula-Hicks’s base salary increase and change in bonus target for 2007 was established based on input from our compensation consultant, Pearl Meyer, in their review of our executive compensation programs. We believe that the compensation package provided to Ms. Deptula-Hicks was comparable to that of chief financial officers for companies of similar size, complexity and growth patterns in the healthcare sector.

Mr. Jeffrey Barnes, our Senior Vice President of Sales. We entered into an employment agreement with Mr. Barnes in April 2006 that provides for his employment as our Senior Vice President of Sales for a term commencing on May 15, 2006 and expiring on December 31, 2008 subject to automatic one year renewals at the end of the initial term, subject to certain conditions, at an annual base salary of $185,000, with yearly increases as may be determined by our Board of Directors. The agreement also provided for Mr. Barnes to receive a signing bonus of $20,000 and for his eligibility to receive during each employment year during the term of the agreement an annual incentive bonus in each calendar year of up to $74,000 if we achieve goals and objectives mutually agreed upon by the Board and Mr. Barnes. Mr. Barnes is also entitled to customary benefits, including participation in employee benefit plans and reasonable travel and entertainment expenses as well as a monthly automobile allowance.

In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the base salary increase for Mr. Barnes to $200,000, effective June 1, 2007. In addition, the amount of the incentive bonus that Mr. Barnes was eligible to receive under, and subject to the terms of, his employment agreement with us, during the year ending December 31, 2007 was set at 40% of his base salary. The amount of the incentive bonus was based upon our achieving for the fiscal year ending December 31, 2007, targeted levels of pre-tax earnings (less SFAS 123R expense) and revenue (“Barnes Target Amount”). Mr. Barnes was eligible to receive a bonus payment equal to 70% of the amount of his incentive bonus if we achieved 90% of the Barnes Target Amount with the amount of his incentive bonus increasing by three percentage points for each one percentage point increase in the respective Barnes Target Amount achieved by us. Additionally the Board may approve discretionary amounts greater than 100% of the 40% bonus amount with a maximum payout of 200% of such amount if we achieved greater than 100% of the Barnes Target Amount.

Mr. Barnes’s base salary increase and change in bonus target for 2007 was established based on input from our compensation consultant, Pearl Meyer, in their review of our executive compensation programs. We believe that the compensation package provided to Mr. Barnes was comparable to that of Senior Vice President of Sales for companies of similar size, complexity and growth patterns in the healthcare sector.

Ms. Stacey Stevens, our Senior Vice President of Marketing and Strategy. We entered into an employment agreement with Ms. Stevens in May 2006 that provides for her employment as our Vice President of Marketing and Strategy for a term commencing on June 1, 2006 and expiring on December 31, 2008 subject to automatic one year renewals at the end of the initial term, subject to certain conditions, at an annual base salary of $160,000, with yearly increases as may be determined by our Board of Directors. The agreement also provided for Ms. Stevens to receive a signing bonus of $20,000 and for her eligibility to receive during each employment year during the term of the agreement an annual incentive bonus in each calendar year of up to $48,000 if we achieve goals and objectives mutually agreed upon by the Board and Ms. Stevens. Ms. Stevens is also entitled to customary benefits, including participation in employee benefit plans and reasonable travel and entertainment expenses as well as a monthly automobile allowance.

In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the base salary increase for Ms. Stevens to $180,000 effective June 1, 2007. In addition, the amount of the incentive bonus that Ms. Stevens was eligible to receive under, and subject to the terms of, her employment agreement with us, during the year ending December 31, 2007 was set at 40% of her base salary. The amount of the incentive bonus was based upon our achieving for the fiscal year ending December 31, 2007, targeted levels of pre-tax earnings (less SFAS 123R expense) and revenue (“Stevens Target Amount”). Ms. Stevens was eligible to receive a bonus payment equal to 70% of the amount of her incentive bonus if we achieved 90% of the Stevens Target Amount with the amount of her incentive bonus increasing by three percentage points for each one percentage point increase in the respective Stevens Target Amount achieved by us. Additionally the Board may approve discretionary amounts greater than 100% of the 40% bonus amount with a maximum payout of 200% of such amount if we achieved greater than 100% of the Stevens Target Amount.

Ms. Stevens’s base salary increase and change in bonus target for 2007 was established based on input from our compensation consultant, Pearl Meyer, in their review of our executive compensation programs. We believe that the compensation package provided to Ms. Stevens was comparable to that of Senior Vice President of Marketing and Strategy for companies of similar size, complexity and growth patterns in the healthcare sector.

Mr. Jonathan Go, our Senior Vice President of Research and Development. We entered into an employment agreement with Mr. Go in October 2006 that provides for his employment as our Senior Vice President of Research and Development for a term commencing on October 23, 2006 and expiring on December 31, 2008 subject to automatic one year renewals at the end of the initial term, subject to certain conditions, at an annual base salary of $185,000, with yearly increases as may be determined by our Board of Directors. The agreement also provided for Mr. Go to receive a signing bonus of $20,000 and for his eligibility to receive during each employment year during the term of the agreement an annual incentive bonus in each calendar year of up to $74,000 if we achieve goals and objectives mutually agreed upon by the Board and Mr. Go. Mr. Go is also entitled to customary benefits, including participation in employee benefit plans and reasonable travel and entertainment expenses as well as a monthly automobile allowance.

In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the base salary increase for Mr. Go to $195,000, effective June 1, 2007. In addition, the amount of the incentive bonus that Mr. Go was eligible to receive under, and subject to the terms of, his employment agreement with us, during the year ending December 31, 2007 was set at 40% of his base salary. The amount of the incentive bonus was based upon our achieving for the fiscal year ending December 31, 2007, targeted levels of pre-tax earnings (less SFAS 123R expense) (“Go Target Amount”). Mr. Go was eligible to receive a bonus payment equal to 70% of the amount of his incentive bonus if we achieved 90% of the Go Target Amount with the amount of his incentive bonus increasing by three percentage points for each one percentage point increase in the respective Go Target Amount achieved by us. Additionally the Board may approve discretionary amounts greater than 100% of the 40% bonus amount with a maximum payout of 200% of such amount if we achieved greater than 100% of the Go Target Amount.

Mr. Go’s base salary increase and change in bonus target for 2007 was established based on input from our compensation consultant, Pearl Meyer, in their review of our executive compensation programs. We believe that the compensation package provided to Mr. Go was comparable to that of Senior Vice President of Research and Development for companies of similar size, complexity and growth patterns in the healthcare sector.

The following table sets forth information regarding grants of plan-based awards for each of the Named Persons during the year ended December 31, 2007.

GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant date fair value of restricted stock	Grant date fair value
	Grant	Target (1)	Maximum	Stock (2)	Options (3)	Awards	units	of options
Name	Date	($)	($)	(#)	(#)	($/Sh)	($)	($)
Kenneth Ferry	7/18/2007	178,750	357,500	200,000	200,000	3.89	778,000	382,392
Darlene Deptula-Hicks	7/18/2007	88,000	176,000	50,000	100,000	3.89	194,500	191,196
Jeffrey Barnes	7/18/2007	80,000	160,000	50,000	100,000	3.89	194,500	191,196
Stacey Stevens	7/18/2007	72,000	144,000	50,000	100,000	3.89	194,500	191,196
Jonathan Go	7/18/2007	78,000	156,000	25,000	75,000	3.89	97,250	143,397

(1)
The Estimated Possible Payouts under Non-Equity Incentive Plan Awards column represents the eligibility of the Named Executive Officers listed in the table to receive an annual incentive bonus in each calendar year pursuant to their respective employment agreements if we achieve goals and objectives established by the Board or Compensation Committee (“Target Amounts”). According to the terms of their employment agreements these Named Executive Officers are eligible to receive, for each employment year, during the term of their employment agreement, 40% (55% for Mr. Ferry) of their respective base salaries. The Named Executive Officers were also eligible to receive an additional bonus payment equal to 70% of the amount of their incentive bonus if we achieved 90% of the respective Target Amounts with the amount of their incentive bonus increasing by three percentage points for each one percentage point increase in the respective Target Amounts achieved by us. The Committee and Board also approved to increase the amount of the incentive bonuses by up to an additional 100% if we achieve greater than 100% of the Target Amounts. As set forth in note (1) to the Summary compensation Table, in March 2008 the Named Executive Officers were awarded bonuses for 2007 in lieu of any contractual incentive bonus they otherwise were entitled to receive under the terms of their respective employments agreements. Additional terms of these employment contracts are discussed in the narrative following the Summary Compensation Table, on page 12.

(2)
On July 18, 2007, we granted these shares of common stock to the Named Executive Officers under our 2007 Plan. Each of these stock awards vest in three equal annual installments with the first installment vesting on July 18, 2008.

(3)
On July 18, 2007, we granted five year incentive stock options to purchase share of our common stock to the Named Executive Officers under our 2007 Plan. Each of these stock options vest in three equal annual installments with the first installment vesting on July 18, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by each of the Named Persons at December 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Kenneth Ferry	640,000	(1)	160,000	(1)	1.59	5/15/2011
			200,000	(2)	3.89	7/18/2012	200,000	404,000
Darlene Deptula-Hicks	220,000	(1)	55,000	(1)	1.80	9/11/2011
			100,000	(2)	3.89	7/18/2012	50,000	101,000
Jeffrey Barnes	180,000	(1)	45,000	(1)	1.59	5/15/2011
			100,000	(2)	3.89	7/18/2012	50,000	101,000
Stacey Stevens	120,000	(1)	30,000	(1)	1.98	6/1/2011
			100,000	(2)	3.89	7/18/2012	50,000	101,000
Jonathan Go	120,000	(1)	80,000	(1)	2.27	11/3/2011
			75,000	(2)	3.89	7/18/2012	25,000	50,500

(1)
The foregoing options vest in five installments at various times between May 15, 2006 and October 23, 2009. The first installment vest on the grant date of the option, the second installment vest 6 months following the grant date and the remaining three installments vest annually on the grant date of each option. Vesting of the options accelerates as to the shares to which the options become exercisable at the latest date (to the extent any such shares remain unvested at the time), upon the closing sale price of our common stock for a period of twenty (20) consecutive trading days exceeding (i) 200% of the exercise price of the per share of the options; (ii) 300% of the exercise price per share of the options or (iv) 400% of the exercise price per share of the options.

(2)	Each of these options vest in three equal annual installments with the first installment vesting on July 18, 2008.

(3)	Each of these restricted stock awards vest in three equal annual installments with the first installment vesting on July 18, 2008.

SEVERANCE AND CHANGE OF CONTROL BENEFITS

As noted in the Compensation Discussion and Analysis under the subheading “Employment Contracts” in 2006 we entered into substantially similar employment agreements with each of our Named Executive Officers. These agreements provide for certain payments and other benefits if a Named Executive Officer’s employment with us is terminated under circumstances specified in his or her respective agreement, including a “change in control” of iCAD. A Named Executive Officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination.

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

Termination by Reason of Death or Disability

The executive’s employment under the employment agreements may be terminated without breach in the event of death or disability. In the event of the termination of the executive’s employment by reason of death or disability, we will pay the executive’s base salary through the date of termination, at the rate then in effect, and all expenses and accrued benefits arising prior to termination which are payable to the executive pursuant to his or her employment agreement through the date of termination.

Termination for Cause or without Cause.

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

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements to which the Named Executive Officers would be entitled if they were terminated without cause on December 31, 2007.

	Estimated Net	Estimated Net	Estimated Net
	Present Value of Remaining Salary	Present Value of Prorata	Present Value of Continuing Health	Total Termination
	Payments	Bonus	Benefits	Benefits
Name	($)	($)	($)	($)
Kenneth Ferry	317,039	265,054	13,498	595,591
Darlene Deptula-Hicks	214,611	130,488	13,498	358,597
Jeffrey Barnes	195,101	118,625	13,498	327,225
Stacey Stevens	175,591	106,763	-	282,354
Jonathan Go	190,224	115,660	13,498	319,382

Termination due to a Change in Control

In the event a named executive officers employment is terminated within six months (for Mr. Ferry, Ms. Deptula-Hicks and Mr. Go) or three months (for Mr. Barnes and Ms. Stevens) following a change in control by us without cause (for all Named Executive Officers) or by the executive for good reason (for Mr. Ferry, Ms, Deptula-Hicks and Mr. Go), then we will pay to the executive as severance pay and as liquidated damages an amount equal to (i) (a) his or her base salary as then in effect for the greater of (x) the remainder of the original term of the employment agreement or (y) for Mr. Ferry a period of two years from the date of termination and for all other executives a period of one year from the date of termination plus (b) an amount equal to the incentive bonus which would otherwise been payable for the employment year in which the date of termination occurs in monthly installments commencing 30 days following the date of termination or (ii) a lump sum cash payment equal to the present value of the payment otherwise due under clause (i); provided that if such severance payment, either alone or together with other payments or benefits, either cash or non-cash, that the Named Executive Officer has the right to receive from us, including, but not limited to, accelerated vesting or payment of any deferred compensation, options, stock appreciation rights or any benefits payable to the executive under any plan for the benefit of employees, which would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986), then such severance payment or other benefit will be reduced to the largest amount that will not result in receipt by the executive of a parachute payment.

If within six months (for Mr. Ferry, Ms. Deptula-Hicks and Mr. Go) or three months (for Mr. Barnes and Ms. Stevens) after the occurrence of a change in control, we terminate the executive’s employment without cause (for all Named Executive Officers) or the executive terminates his or her employment for good reason (for Mr. Ferry, Ms. Deptula-Hicks and Mr. Go), then despite the vesting and exercisability schedule contained in any stock option agreement between us and the executive, all unvested stock options will immediately vest and become exercisable and will remain exercisable for not less than 180 days.

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

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the Named Executive Officers would be entitled upon termination of employment if we terminated their employment without cause within three or six months following a “change in control” of iCAD that (by assumption) occurred on December 31, 2007.

Name	Present Value of Salary & Bonus Payment ($)	Value of Accelerated Vesting of Equity Awards (1)	Total Termination Benefits ($)
Kenneth Ferry	875,498	141,708	1,017,206
Darlene Deptula-Hicks	343,378	44,054	387,432
Jeffrey Barnes	312,162	43,752	355,914
Stacey Stevens	280,946	45,009	325,955
Jonathan Go	304,358	38,482	342,840

(1) This amount represents the unrealized value of the unvested portion of the respective Named Executive Officer’s stock options based upon a closing price of $2.02 of our common stock on December 31, 2007 and calculated in accordance with Section 280G of the Internal Revenue Code and related regulations.

Retirement and Other Employee Benefits

We provide various employee benefit programs to all employees, including medical, dental, life insurance, short and long term disability and a 401k plan which in early 2007 we added an employer matching contribution. Executives are eligible to participate in all our employee benefit programs, in each case on the same basis as other employees. In addition, in 2007 we paid a $2,140 life insurance premium on behalf of Mr. Ferry.

COMPENSATION OF DIRECTORS

Compensation of Directors is determined by the Board in conjunction with recommendations made by the Compensation Committee. The following is the 2007 compensation paid to those members of the Board who are not employed by us or any of our subsidiaries and were not employed by us or any of our subsidiaries at any time during 2007 (the “Non-Employee Directors”).

2007 Compensation:

Cash Compensation

a) Amounts. For 2007, each Non-Employee Director received an annual retainer of $18,000 except for the Chairperson of the Board who received an annual retainer of $35,000. In addition to the $18,000 retainer, the Chairperson of the Audit Committee received an annual fee of $7,500; the Chairperson of the Compensation Committee received an annual fee of $5,000 and the Chairperson’s of other Board committees receive an annual fee of $3,000. iCAD’s designated “financial expert” also receive an additional annual fee of $5,000 unless the financial expert is also the Chairperson of the Audit Committee and received the $7,500 fee for acting as such Chairperson.

Additionally, for each Board or Board Committee meeting attended in person, each Non-Employee Director received $1,000. For each Board meeting attended telephonically, each Non-Employee Director received $1,000. For each Board Committee meeting attended telephonically, each Non-Employee Director received $500.

b) Payment Dates. The Non-Employee Director annual board retainer, Committee Chair retainer and the designated financial expert retainer was paid quarterly, in arrears on the 20th day of April, July, October and January of each year (or if such date was not a business day on the next following business day). The $1,000 and/or $500 fees for attendance at Board or Board Committee meetings was also paid in arrears on the 20th day of April, July, October and January of each year (or if such date was not a business day on the next following business day) for meetings attended in the immediately preceding quarter (each a “payment date”).

c) Election to receive options in lieu of cash fees.

In lieu of receiving the cash payments set forth above, each Non-Employee Director was entitled to choose to receive five-year non-qualified stock options to purchase that number of shares of our common stock that has a Black Sholes value (as determined by us using the same methodology as it uses to calculate options for purposes of its audited financial statements) on a given payment date equal to the value of the cash fees the director would otherwise be entitled to. An election, once made, was irrevocable and covered all of the cash fees for the ensuing year. Any option issued under this election vested immediately upon the date of issuance and had an exercise price equal to the fair market value of the common stock on the applicable payment date and were not subject to forfeiture as a result of the director ceasing to act as a director of iCAD. In 2007, we had three non-employee directors elect to receive options in lieu of cash fees.

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

b.) Quarterly Option Awards.

On each payment date in 2007, each Non-Employee Director were granted five-year immediately exercisable non-qualified options to purchase shares of our common stock. The options were payable in arrears for Board or Board Committee services rendered by the Non-Employee Director in the three month period immediately preceding the date of the award or “Service Period”. The exercise price of these options are equal to the fair market value of the common stock on the applicable quarterly payment date and are not subject to forfeiture as a result of the director ceasing to act as a director of iCAD. A total of 3,750 options were granted to each director who served for the entire Service Period. Any Non-Employee Director who served for only a portion of the Service Period received proportionately fewer options.

The following table provides information on director compensation paid by us during 2007. An executive officer who serves on our Board does not receive additional compensation for serving on the Board.

DIRECTOR COMPENSATION

	Fees earned or	Option
Name	paid in cash ($)	Awards (1) ($)	Total ($)
Robert Howard (2)	33,167	15,330	48,496
Dr. Lawrence Howard (3)	25,125	17,130	42,255
Dr. Rachel Brem	-	41,630	41,630
George Farley (4)	5,500	8,030	13,530
James Harlan	-	44,631	44,631
Steven Rappaport	27,000	17,130	44,130
Dr. Elliot Sussman	-	44,131	44,131

(1)
The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2007 related to stock option awards to directors, computed in accordance with SFAS No. 123R. For a discussion of valuation assumptions, see Note 6 to our consolidated financial statements. All options granted to directors in 2007 vested immediately.

(2)
As of December 31, 2007, the aggregate number of unexercised stock options held by each person who was a non-employee director was as follows: Dr. Howard - 36,250; Dr. Brem - 95,825; Mr. Harlan - 152,985; Mr. Rappaport - 36,250; Dr. Sussman - 57,076.

(3)	Mr. Robert Howard resigned from the position of Chairman of the Board and a director of our company on November 1, 2007.

(4)	Dr. Lawrence Howard was named Chairman of the Board of our company on November 16, 2007.

(5)	Mr. George Farley resigned from the position of director of our company on May 22, 2007.

2008 Non-Employee Director Compensation:

On November 2, 2007, our Compensation Committee agreed to continue to compensate our non-employee directors at the same rate as the 2007 compensation discussed above.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for, among other things, assisting the Board in overseeing our executive compensation strategy and reviewing and approving the compensation of our executive officers. During 2007 there were no interlock relationships between our executive officers and the members of our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.

By the Compensation Committee: Elliot Sussman, M.D. (Chairperson) and Rachel Brem, M.D

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our Common Stock owned on April 17, 2008 by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our Common Stock (ii) each person named in the Summary Compensation Table, (iii) each of our directors and (iv) all current executive officers and directors as a group. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 98 Spit Brook Road, Suite 100, Nashua, New Hampshire 03062.

BENEFICIAL OWNERSHIP TABLE

		Number of Shares
	Name of	Beneficially		Percentage
Title of Class	Beneficial Owner	Owned (1) (2)		of Class
Common	Robert Howard	5,472,037	(3)	13.2%
Common	Maha Sallam	1,631,517	(4)	4.1%
Common	Dr. Lawrence Howard	1,311,657	(5)	3.3%
Common	Kenneth Ferry	1,060,000	(6)	2.6%
Common	Dr. Rachel Brem	107,865	(7)	*
Common	James Harlan	427,187	(8)	1.1%
Common	Steven Rappaport	216,471	(9)	*
Common	Dr. Elliot Sussman	162,322	(10)	*
Common	Jeffrey Barnes	254,412	(11)	*
Common	Jonathan Go	120,000	(12)	*
Common	Darlene Deptula-Hicks	220,000	(13)	*
Common	Stacey Stevens	183,412	(14)	*
Common	All current executive fficers and directors as a group (11 persons)	5,694,843	(4) through (14)	12.8%

* Less than one percent

1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 17, 2008, upon the exercise of options, warrants or rights; through the conversion of a security; pursuant to the power to revoke a trust, discretionary account or similar arrangement; or pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 17, 2008, have been exercised.

2)	Unless otherwise noted, we believe that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3)
Includes 1,427,257 shares of the Common Stock pursuant to convertible notes issued to Mr. Howard pursuant to a loan agreement between Mr. Howard and us (“the “Loan Agreement”) and 794,118 shares pursuant to a convertible note issued to Mr. Howard in September 2006 and 20,000 shares beneficially owned by Mr. Howard’s wife. The address of Mr. Howard is 145 East 57th Street, 4th Floor, New York, NY 10022.

4)	Includes options to purchase 56,250 shares of Common Stock at $0.80 per share and 100,000 shares at $3.49 per share and also includes 183,625 shares beneficially owned by Dr. Sallam’s husband.

5)
Includes options to purchase 25,000 shares of Common Stock at $2.82 per share, 3,750 shares at $3.50 per share, 3,750 shares at $3.90 per share, 3,750 shares at $2.91 per share and 3,750 shares at $2.00 per share. Also includes 192,157 shares of Common Stock pursuant to convertible notes issued to Dr. Howard in 2006 and 79,500 shares beneficially owned by Dr. Howard’s children.

6)	Includes options to purchase 800,000 shares of Common Stock at $1.59 per share and 200,000 shares of Common Stock pursuant to a convertible note issued to Mr. Ferry in 2006.

7)
Consists of options to purchase 45,000 shares of Common Stock at $3.35 per share, 25,000 shares at $2.82 per share, 9,111 shares at $3.50 per share, 7,854 shares at $3.90 per share, 8,860 shares at $2.91 per share and 12,040 shares at $2.00 per share.

8)
Includes options to purchase 25,000 shares of Common Stock at $1.75 per share, 75,000 shares at $1.55 per share, 25,000 shares at $2.82 per share, 9,877 shares at $3.50 per share, 7,854 shares at $3.90 per share, 10,254 shares at $2.91 per share and 12,731 shares at $2.00 per share. Also includes 176,471 shares of Common Stock pursuant to a convertible note issued to Mr. Harlan in 2006.

9)
Includes options to purchase 25,000 shares of Common Stock at $3.18 per share, 3,750 shares at $3.50 per share, 3,750 shares at $3.90 per share, 3,750 shares at $2.91 per share and 3,750 shares at $2.00 per share. Also includes 176,471 shares of Common Stock pursuant to a convertible note issued to Mr. Rappaport in 2006.

10)
Includes options to purchase 15,000 shares of Common Stock at $1.55 per share, 15,000 shares at $2.82 per share, 10,068 shares at $3.50 per share, 7,683 shares at $3.90 per share, 9,325 shares at $2.91 per share and 13,422 shares at $2.00 per share. Also includes 58,824 shares of Common Stock pursuant to a convertible note issued to Dr. Sussman in 2006.

11)	Includes options to purchase 225,000 shares of Common Stock at $1.59 per share and 29,412 shares of Common Stock pursuant to a convertible note issued to Mr. Barnes in 2006.

12)	Includes options to purchase 120,000 shares of Common Stock at $2.27 per share.

13)	Includes options to purchase 220,000 shares of Common Stock at $1.80 per shares.

14)	Includes options to purchase 150,000 shares of Common Stock at $1.98 per share and 29,412 shares of Common Stock pursuant to a Convertible note issued to Ms. Stevens in 2006.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2007.

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	3,994,818	$2.77	1,291,589
Equity compensation plans not approved by security holders (1):	2,653,311	$3.18	-0-
Total	6,648,129	$2.93	1,291,589

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with warrant and non-plan option holders. These warrants and options are five years in duration, expire at various dates between November 24, 2008 and November 11, 2010, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 6 of Notes to our consolidated financial statements for a description of our Stock Option and Stock Incentive Plans and certain information regarding the terms of the non-plan options.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Review, Approval or Ratification of Transactions with related persons

Our Audit Committee is responsible for reviewing and approving or ratifying related-persons transactions. A related person is any executive officer, director, nominee for director or more than 5% stockholder of iCAD, including any of their immediate family members, and any entity owned or controlled by such persons. In addition, pursuant to our Code of Business Conduct and Ethics, all of our employees and directors who have become aware of a conflict or potential conflict of interest, are required to notify our Chief Executive Officer. There are no written procedures governing any review of related person transactions.

Certain Transactions

At December 31, 2007, $2,258,906 was owed by us to Mr. Robert Howard, our former Chairman of the Company’s Board of Directors, a principal stockholder and father of our current Chairman of the Board, pursuant to the Loan Agreement with $2,741,094 available for future borrowings under the Loan Agreement. Notwithstanding the expiration date of Loan Agreement, Mr. Howard has agreed not to request repayment of the principal amount due to him under the Loan Agreement prior to March 31, 2009. Mr. Howard has also agreed that while the Loan Agreement exists not to convert any outstanding advances under the Loan Agreement into shares of our common stock that would exceed the available shares for issuance defined as the authorized shares of iCAD’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes, non-employee warrants and non-employee stock options.

On June 19, 2006, Dr. Lawrence Howard entered into a Note Purchase Agreement with respect to the purchase from us by Dr. Howard of an aggregate of $200,000 principal amount of a 7% Convertible Note due June 19, 2008 (the “Howard Note”) at a purchase price of $200,000. Interest on the Howard Note (which was $21,817 at December 31, 2007) is payable on the due date. Principal and accrued and unpaid interest under the Howard Note can be converted by the holder into shares of our common stock at $1.50 per share. Payment of principal under the Howard Note can be accelerated by the holder if we file for, or are found by a court to be, bankrupt or insolvent and we can prepay the Howard Note prior to the due date. Dr. Howard has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Howard Note into shares of our common stock that would exceed the number of shares of common stock then available for issuance defined as the authorized shares of common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 20, 2006, Mr. Kenneth Ferry, our Chief Executive Officer, entered into a Note Purchase Agreement with respect to the purchase from us by Mr. Ferry of an aggregate of $300,000 principal amount of a 7% Convertible Note due June 20, 2008 (the “Ferry Note”) at a purchase price of $300,000. Interest on the Ferry Note (which was $32,725 at December 31, 2007) is payable on the due date. Principal and accrued and unpaid interest under the Ferry Note can be converted by the holder into shares of our common stock at $1.50 per share. Payment of principal under the Ferry Note can be accelerated by the holder if we file for, or are found by a court to be, bankrupt or insolvent and we can prepay the Ferry Note prior to the due date. Mr. Ferry has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Ferry Note into shares of our common stock that would exceed the number of shares of common stock then available for issuance defined as the authorized shares of common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On September 12, 14, and 19, 2006 we entered into Note Purchase Agreements with respect to the purchase of a total of $3,000,000 principal amount of 7.25% Convertible Promissory Notes (“Notes”) by a total of ten accredited investors including the following: Mr. Robert Howard (as to $1,350,000), Mr. James Harlan (as to $300,000), Mr. Steven Rappaport (as to $300,000) Dr. Elliott Sussman (as to $100,000) and Dr. Lawrence Howard (as to $100,000), all of whom are currently directors of iCAD, a total of $700,000 from two non-affiliated investors, and $50,000 by each of the following of our employees and/or executive officers: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes are due two years from the date of issue. Interest on the Notes (which was $286,174 at December 31, 2007) is payable on the due date. Principal and accrued and unpaid interest under the Notes can be converted by each holder into shares of our common stock at $1.70 per share. Payment of principal under the Notes can be accelerated by the holder if we file for, or are found by a court to be, bankrupt or insolvent and we can prepay the Notes prior to the due date. The Notes issued on September 19, 2006 in the aggregate principal amount of $1,000,000 were issued with a conversion price below the market price of $1.80 per share and we recorded on our financial statements a discount to Notes Payable of $58,824 to reflect the beneficial conversion feature.

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

Consistent with these considerations, the Board has determined that Messrs. Harlan and Rappaport and Drs. Brem and Sussman, meet the director independence requirements under the applicable Marketplace Rule of The Nasdaq Stock Market LLC. In reaching this conclusion the Board reviewed the definition of independence under the applicable Nasdaq Marketplace Rule and the answers to annual questionnaires completed by each of the independent directors and also considered the investments in convertible notes of the Company made by certain of the independent directors during 2006.

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by its independent registered public accountants, BDO Seidman, LLP for professional services rendered for the years ended December 31, 2007 and 2006:

Audit Fees.  The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2007 and 2006, the review of the financial statements included in the Company's Forms 10-Q and consents issued in connection with the Company’s filings on Form S-3 and S-8 for 2007 and 2006 totaled $351,200 and $322,000, respectively.

Audit-Related Fees.  The aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, for the years ended December 31, 2007 and 2006, and are not disclosed in the paragraph captions “Audit Fees” above, were $0 and $30,400, respectively.

Tax and all other Fees. No tax fees or other fees were paid to BDO Seidman, LLP for the years ended December 31, 2007 and 2006.

Pre-Approval Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2007.  Consistent with the Audit Committee's responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  The full Audit Committee pre-approves proposed services and fee estimates for these services.  The Audit Committee chairperson or their designee has been designated by the Audit Committee to pre-approve any services arising during the year that were not pre-approved by the Audit Committee.  Services pre-approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting.  Pursuant to these procedures, the Audit Committee pre-approved the foregoing audit services provided by BDO Seidman, LLP.

PART IV

Item 15. Exhibits, Financial Statements, Schedules.

(a) (1)-(2) The financial statements or required financial statement schedules are included in the Original Filing.

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

3(b)	Amended and Restated By-laws of the Registrant. (1)

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

10(gg)
Lease Agreement dated November 22, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH [incorporated by reference to Exhibit 10(mm) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].

10(hh)
Employment Agreement dated October 20, 2006 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10(nn) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].*

10(ii)
Option Agreement dated September 8, 2006 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10(oo) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].*

10(jj)	Summary Sheet of Certain Executive Officer Compensation [incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2007]. *

10(kk)	2007 Stock Incentive Plan [incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 13, 2007]. *

21	Subsidiaries (1)

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

* Denotes a management compensation plan or arrangement.

(1)	Filed with the Original Filing.

(2)	Filed herewith

(b)	Exhibits - See (a) (3) above

(c)	Financial Statement Schedule - See (a) (1)-(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, INC.

Date: April 18, 2008	By:	/s/ Kenneth Ferry
Kenneth Ferry President, Chief Executive Officer, Director

By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks Executive Vice President of Finance, Chief Financial Officer