Form 10-K/A
period 2007-12-31
ICAD INC
filed 2008-04-28
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of iCAD, Inc. for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (the “Original Filing”) as amended by Amendment No. 1 to the Original Filing (“Amendment No. 1”) filed with the SEC on April 18, 2008. We are filing this Amendment to correct typographical errors in the Beneficial Ownership Table included in Item 12 of Part III of Amendment No. 1. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing as amended by Amendment No. 1.

PART III

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

BENEFICIAL OWNERSHIP TABLE

		Number of Shares
Title	Name of	Beneficially		Percentage
of Class	Beneficial Owner	Owned (1) (2)		of Class
Common	Robert Howard	5,472,037	(3)	13.2%
Common	Maha Sallam	1,631,517	(4)	4.1%
Common	Dr. Lawrence Howard	1,611,657	(5)	4.1%
Common	Kenneth Ferry	1,060,000	(6)	2.6%
Common	Dr. Rachel Brem	107,865	(7)	*
Common	James Harlan	427,187	(8)	1.1%
Common	Steven Rappaport	216,471	(9)	*
Common	Dr. Elliot Sussman	162,322	(10)	*
Common	Jeffrey Barnes	254,412	(11)	*
Common	Jonathan Go	120,000	(12)	*
Common	Darlene Deptula-Hicks	220,000	(13)	*
Common	Stacey Stevens	183,412	(14)	*
Common	All current executive officers and	5,994,843	(4) through (14)	14.2%
	directors as a group (11 persons)

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

3)
Includes 1,427,257 shares of the Common Stock pursuant to convertible notes issued to Mr. Howard pursuant to the prior loan agreement between Mr. Howard and us (“the “Loan Agreement”) and 794,118 shares pursuant to a convertible note issued to Mr. Howard in September 2006 and 20,000 shares beneficially owned by Mr. Howard’s wife. The address of Mr. Howard is 145 East 57th Street, 4th Floor, New York, NY 10022.

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

iCAD, INC.

Date: April 28, 2008	By:	/s/ Kenneth Ferry
Kenneth Ferry President, Chief Executive Officer, Director

By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks Executive Vice President of Finance, Chief Financial Officer