Form 10-Q
period 2008-03-31
ICAD INC
filed 2008-05-08
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES  ☐ NO ☒.

As of the close of business on May 1, 2008 there were 39,220,832 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	4

	Consolidated Statements of Operations for the three month periods ended March 31, 2008 and March 31, 2007 (unaudited)	5

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and March 31, 2007 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7-12

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4	Controls and Procedures	19-20

PART II	OTHER INFORMATION

Item 5	Other Information	20

Item 6	Exhibits	20

Signatures		21

iCAD, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,255,657	$4,348,729
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 in 2008 and 2007	4,544,996	6,483,618
Inventory, net	1,971,195	1,798,243
Prepaid and other current assets	327,100	320,169
Total current assets	12,098,948	12,950,759

Property and equipment:
Equipment	3,505,790	3,512,557
Leasehold improvements	71,611	71,611
Furniture and fixtures	330,077	330,077
Marketing assets	323,873	323,873
	4,231,351	4,238,118
Less accumulated depreciation and amortization	2,511,671	2,369,590
Net property and equipment	1,719,680	1,868,528

Other assets:
Deposits	63,194	63,194
Patents, net of accumulated amortization	48,738	68,269
Technology intangibles, net of accumulated amortization	2,961,823	3,115,843
Tradename, net of accumulated amortization	142,600	148,800
Goodwill	43,515,285	43,515,285
Total other assets	46,731,640	46,911,391
Total assets	$60,550,268	$61,730,678

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,609,407	$2,010,717
Accrued salaries and other expenses	2,532,638	3,461,422
Deferred revenue	1,865,045	1,674,005
Convertible loans payable to related parties	2,795,588	2,793,382
Convertible loans payable to non-related parties	689,706	684,559
Total current liabilities	9,492,384	10,624,085

Convertible revolving loans payable to related party	2,258,906	2,258,906
Total liabilities	11,751,290	12,882,991

Commitments and contingencies

Stockholders' equity:
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 39,243,708 in 2008 and 39,239,208 in 2007; outstanding 39,175,832 in 2008 and 39,171,332 in 2007	392,437	392,392
Additional paid-in capital	135,452,517	135,055,418
Accumulated deficit	(86,095,712)	(85,649,859)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	48,798,978	48,847,687

Total liabilities and stockholders' equity	$60,550,268	$61,730,678

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Revenue
Products	$5,654,623	$5,270,674
Service and supplies	777,393	876,812
Total revenue	6,432,016	6,147,486

Cost of revenue
Products	955,416	1,004,118
Service and supplies	182,769	204,510
Total cost of revenue	1,138,185	1,208,628

Gross margin	5,293,831	4,938,858

Operating expenses:
Engineering and product development	1,409,209	1,064,875
Marketing and sales	2,383,522	2,508,759
General and administrative	1,848,346	1,813,355
Total operating expenses	5,641,077	5,386,989

Loss from operations	(347,246)	(448,131)

Interest expense - net	98,607	105,806

Net loss	(445,853)	(553,937)

Preferred dividend	-	29,050

Net loss attributable to common stockholders	$(445,853)	$(582,987)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares used in computing loss per share:
Basic and diluted	39,171,876	37,472,457

See accompanying notes to consolidated financial statements.

iCAD, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(445,853)	$(553,937)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	234,724	243,935
Amortization	179,751	179,752
Loss on disposal of assets	-	12,733
Stock based compensation	392,059	276,868
Non-cash interest expense associated with discount on convertible loans payable	7,353	7,354
Changes in operating assets and liabilities:
Accounts receivable	1,938,622	(191,369)
Inventory	(172,952)	403,613
Other current assets	(6,931)	(56,403)
Accounts payable	(401,310)	(494,756)
Accrued interest	102,338	106,619
Accrued salaries and other expenses	(1,014,993)	(466,981)
Deferred revenue	191,040	129,473
Total adjustments	1,449,701	150,838

Net cash provided by (used for) operating activities	1,003,848	(403,099)

Cash flows from investing activities:
Additions to property and equipment	(102,005)	(169,371)
Net cash used for investing activities	(102,005)	(169,371)

Cash flows from financing activities:
Issuance of common stock for cash	5,085	755,115
Payment of note payable	-	(375,000)
Net cash provided by financing activities	5,085	380,115

Increase (decrease) in cash and equivalents	906,928	(192,355)
Cash and equivalents, beginning of period	4,348,729	3,623,404
Cash and equivalents, end of period	$5,255,657	3,431,049
		$
Supplemental disclosure of cash flow information:
Interest paid	$-	$8,743

Non-cash items from investing and financing activities:
Accrued dividends on convertible preferred stock	$-	$29,050

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2008

(1)	Basis of Presentation and Significant Accounting Policies

Reference should be made to iCAD, Inc.'s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2007 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2008, the results of operations for the three month periods ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008. The results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)	Financing Arrangements

Convertible Revolving Loan Payable to Related Party

The Company has a Revolving Loan and Security Agreement (the "Loan Agreement") with Mr. Robert Howard, its former Chairman of the Board of Directors of the Company, under which Mr. Howard has agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. The Loan Agreement currently expires March 31, 2009, subject to extension by the parties. Mr. Howard has advised the Company that he does not intend to request repayment of the outstanding principal balance under the Loan Agreement prior to March 31, 2010. Accordingly, the outstanding borrowings related to the loan payable have been classified as a long term liability in the Company’s consolidated balance sheet as of March 31, 2008. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at prime interest rate plus 1% (6.25% at March 31, 2008). Mr. Howard is entitled to convert outstanding advances made by him under the Loan Agreement into shares of the Company's common stock at any time based on the closing market price of the Company's common stock at the lesser of the market price at the time each advance is made or at the time of conversion. Mr. Howard has also agreed that while the Loan Agreement exists, not to convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the shares available for issuance, defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes, non-employee warrants and non-employee stock options. At March 31, 2008, $2,258,906 was outstanding under the Loan Agreement and $2,741,094 was available for future borrowings.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2008

(2)	Financing Arrangements (continued)

Convertible Revolving Loan Payable to Related Party (continued)

Convertible Loans Payable to Related Parties

On June 19, 2006, the Company and Dr. Lawrence Howard, who subsequently became and is currently Chairman of the Board of the Company, entered into a Note Purchase Agreement with respect to the purchase by Dr. Howard from the Company of an aggregate of $200,000 principal amount of a 7% Convertible Note of the Company due June 19, 2008 (the “Howard Note”) at a purchase price of $200,000. Interest on the Howard Note is payable on the due date. Principal and accrued and unpaid interest under the Howard Note can be converted by the holder into shares of the Company’s common stock at $1.50 per share. Payment of principal under the Howard Note can be accelerated by the holder if the Company files for, or is found by a court to be, bankrupt or insolvent and the Company can prepay the Howard Note prior to the due date. Dr. Howard has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Howard Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

On June 20, 2006, the Company and Mr. Kenneth Ferry, the Company’s President and Chief Executive Officer, entered into a Note Purchase Agreement with respect to the purchase by Mr. Ferry from the Company of an aggregate of $300,000 principal amount of a 7% Convertible Note of the Company due June 20, 2008 (the “Ferry Note”) at a purchase price of $300,000. Interest on the Ferry Note is payable on the due date. Principal and accrued and unpaid interest under the Ferry Note can be converted by the holder into shares of the Company’s common stock at $1.50 per share. Payment of principal under the Ferry Note can be accelerated by the holder if the Company files for, or is found by a court to be, bankrupt or insolvent and the Company can prepay the Ferry Note prior to the due date. Mr. Ferry has also agreed that he will not convert any principal amount or accrued and unpaid interest outstanding under the Ferry Note into shares of the Company’s common stock that would exceed the number of shares of the Company’s common stock then available for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, non-employee warrants and non-employee stock options.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2008

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Related Parties (continued)

On September 12, 14 and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of a total of $2,300,000 principal amount of its 7.25% Convertible Promissory Notes (the “Notes”) by directors, officers and employees of the Company, including the following: Mr. Robert Howard (as to $1,350,000), former Chairman of the Board and director of the Company, Mr. James Harlan (as to $300,000), and Dr. Elliott Sussman (as to $100,000), both of whom are directors of the Company, Mr. Steven Rappaport (as to $300,000) and Dr. Lawrence Howard (as to $100,000) who subsequently became and are currently directors of the Company, and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes are due two years from the date of issue subject to the right of the Company to prepay the Notes and the right of the holders of the Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the Notes may convert the principal and accrued and unpaid interest under the Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Note issued to Mr. Steven Rappaport on September 19, 2006 in the principal amount of $300,000 was issued with a conversion price below the market price of $1.80 per share on the date of the Note and the Company recorded a discount to Note Payables of $17,647 to reflect the beneficial conversion feature. This loan is recorded on the balance sheet at its face value net of the discount at March 31, 2008 of $4,412 at $295,588.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2008

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Non-Related Parties

On September 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of an aggregate of $700,000 principal amount of its 7.25% Convertible Promissory Note (the “September Notes”) by two accredited outside investors, pursuant to Note Purchase Agreements between the Company and each of the investors. The loans are evidenced by the September Notes issued by the Company in favor of the non-related parties. The September Notes mature two years from the date of issue subject to the right of the Company to prepay the September Notes and the right of the holders of the September Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the September Notes may convert the principal and accrued and unpaid interest under the September Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The September Notes issued on September 19, 2006 in the aggregate principal amount of $700,000 were issued with a conversion price below the market price of $1.80 per share on the date of the Note and the Company recorded a discount to Note Payables of $41,177 to reflect the beneficial conversion feature. These loans are recorded on the balance sheet at March 31, 2008 at $689,706, which represents their face value net of the discount of $10,294.

(3)	Stock-Based Compensation

The Company follows the provisions of Statement No. 123R, Share-Based Payment (“SFAS 123R”) and Staff Accounting Bulletin 107 ("SAB 107") for all share-based compensation that was not vested as of January 1, 2006. The Company adopted SFAS No. 123R using a modified prospective application, as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

During the three month period ended March 31, 2008, the Company recorded $392,059 for share-based compensation in accordance with SFAS 123R. As of March 31, 2008 there was approximately $3,011,365 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of three years.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2008

(3)	Stock-Based Compensation (continued)

The Company issued 294,456 stock options and 53,250 shares of restricted stock in the three months ended March 31, 2008. The options granted during the three months of 2008 had a weighted average exercise price of $1.73. The weighted average fair value of options granted during the three month period ended March 31, 2008 was $1.10 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 2.77%, and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants.

For the same period in 2007, the Company recorded $276,868 for share-based compensation in accordance with SFAS 123R.

(4)	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

▪	Level 1 - Quoted prices in active markets for identical assets or liabilities.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2008

(4)	Fair Value Measurements (continued)

▪
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

▪	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In accordance with SFAS 157, the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2008 are cash equivalents. The cash equivalents are measured using level one inputs.

(5)	Commitments and Contingencies

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. The Company believes that it will not be liable for the re-assessment against CADx Medical and no accrual was recorded as of March 31, 2008. The Company responded to the notice outlining its grounds of objection with respect to the re-assessment. The CRA responded acknowledging receipt of the correspondence and advised that they expect to schedule a review within six months.

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

Results of Operations

Overview

iCAD is an industry-leading provider of computer aided detection solutions (“CAD”) that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. CAD for mammography screening is also reimbursable in the United States under federal and most third-party insurance programs. Since receiving FDA approval for the Company’s first breast cancer detection product in January 2002, over twenty two hundred of our CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

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

The Company’s CAD systems include proprietary algorithm technology together with standard computer and display equipment. CAD systems for the film-based analog mammography market also include a radiographic film digitizer, manufactured by the Company and others for the digitization of film-based medical images. The Company’s headquarters are located in southern New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and a research and development facility in Ohio.

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

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company believes that Revenue Recognition is a critical accounting policy because it is governed by multiple complex accounting rules, however there are no significant estimates or assumptions used in recording the Company’s revenue.

Quarter Ended March 31, 2008 compared to Quarter Ended March 31, 2007

Revenue. Revenue for the three month period ended March 31, 2008 was $6,432,016 compared with revenue of $6,147,486 for the three month period ended March 31, 2007 for an increase of $284,530 or 4.6%. Sales of iCAD’s digital CAD products increased $832,296 or 24.1% to $4,285,666, compared to sales of $3,453,370 in 2007. This is due to a substantial increase in the market adoption of Full Field Digital Mammography (“FFDM”) equipment and strong continued demand for digital CAD technology for the detection of breast cancer used in conjunction with FFDM.

Sales of iCAD’s film based products decreased 24.7% or $448,347 from $1,817,304 in the first quarter of 2007 to $1,368,957 in the first quarter of 2008. This decrease was led primarily by a $382,375 or 65.5% decrease in film based CAD sales as a result of the conversion of analog to digital technology, and a decrease of $70,117 or 7.0% in TotalLook sales as a result of the timing of the introduction during the first quarter of 2008, of a new version of the TotalLook product as customers awaited new product demonstrations.

Service and supply revenue decreased 11.3% in the three month period ended March 31, 2008 from $876,812 in the first quarter of 2007 to $777,393 for the same three month period in 2008. The decrease in the Company’s service revenue is due primarily to a reduction in time and material billings for repair services and related parts sales due in part to certain of its older film based analog products no longer being supported.

	Three months ended March 31,
	2008	2007	Change	% Change
Digital revenue	$4,285,666	$3,453,370	$832,296	24.1%
Analog revenue	1,368,957	1,817,304	(448,347)	-24.7%
Service & supply revenue	777,393	876,812	(99,419)	-11.3%
Total revenue	$6,432,016	$6,147,486	$284,530	4.6%

Gross Margin. Gross margin increased to 82.3% for the three month period ended March 31, 2008 compared to 80.3% in the same three month period in 2007. The increase in gross margin is primarily attributable to increased volume on our digital products, which have a slightly higher gross margin than our film based products which include more hardware components, the realization of some component cost reductions and higher selling prices.

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2008 increase by $344,334 or 32.3%, from $1,064,875 in 2007 to $1,409,209 in 2008. The increase in engineering and product development cost during the first quarter of 2008 was primarily due to an increase in personnel costs of approximately $275,000 resulting from staff increases to support new product development. In addition, the Company incurred approximately $94,000 in one time rent expense relating to the sublease of part of its Ohio facility, which the Company has subleased for less than its lease obligation. The expense was recognized in accordance with SFAS No. 146, “Accounting for Loss Associated with Exit or Disposal Activities”. These increases in expenses were partially offset by a decrease in travel expense of approximately $12,000 and a decrease in stock based compensation expense of approximately $11,000, to approximately $44,000 for the three month period of 2008 compared to $54,000 for the same period in 2007.

Marketing and Sales. Marketing and sales expense for the three month period ended March 31, 2008 decreased by $125,236 or 5.0%, from $2,508,759 in 2007 to $2,383,522 in 2008. The decrease in marketing and sales expense for the three month period ended March 31, 2008, primarily resulted from a decrease in warranty repair costs of approximately $90,000 and the reduction in commissions paid on sales of the Company’s film base analog products of approximately $22,000. The decrease in marketing and sales expense in the first quarter 2008 also includes a reduction of stock based compensation expense in the amount of approximately $13,000, to approximately $43,000 in 2008 compared to $56,000 for the same period in 2007.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2008 increased slightly by $34,991 from $1,813,355 in 2007 to $1,848,345 in 2008. The increase in general and administrative expense during the first quarter of 2008 was due primarily to the increase in stock based compensation expense of approximately $136,000, to approximately $296,000 in 2008 compared to $160,000 for the same period in 2007. This increase in expense was partially offset by the reduction in Board of Director compensation of approximately $37,000 and travel expenses and various administrative cost totaling approximately $65,000.

Interest Expense. Net interest expense for the three month period ended March 31, 2008 decreased from $105,806 in 2007 to $98,607 in 2008. This decrease is due primarily to the decrease in the interest rate on the Company’s Loan Agreement with Mr. Robert Howard which bears interest at the prime rate plus 1%. The interest rate decreased from approximately 9.25% in the first quarter of 2007 to approximately 6.25% in the first quarter of 2008.

Net Loss. As a result of the foregoing, the Company recorded a net loss of ($445,853) or ($0.01) per share for the three month period ended March 31, 2008 on revenue of $6,432,016 with a net loss of ($553,937) or ($0.02) per share on revenue of $6,147,486 for the three months ended March 31, 2007.

Backlog. The Company’s product backlog (excluding service and supplies) as of March 31, 2008 totaled approximately $1,996,352 as compared to $2,072,000 as of March 31, 2007 and $1,731,000 at December 31, 2007. It is expected that the majority of the backlog at March 31, 2008 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash being generated and expected to be generated from continuing operations and the availability of a $5,000,000 credit line under the Loan Agreement with its former Chairman, Mr. Robert Howard, of which $2,741,094 was available for borrowing at March 31, 2008. The Loan Agreement expires March 31, 2009, subject to extension by the parties, with an agreement from Mr. Howard that he will not request repayment of the principal balance of the note until March 31, 2010. Outstanding advances are collateralized by substantially all of the assets of the Company and bear interest at the prime interest rate plus 1%, (6.25% at March 31, 2008). Mr. Howard has also agreed that while the Loan Agreement exists he will not convert any outstanding advances under the Loan Agreement into shares of the Company’s common stock that would exceed the available shares for issuance defined as the authorized shares of the Company’s common stock less issued and outstanding common shares less any reserved shares for outstanding convertible preferred stock, convertible notes payable, non-employee warrants and non-employee stock options. The Company's ability to continue to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

At March 31, 2008, the Company had current assets of $12,098,948, current liabilities of $9,492,384 and working capital of $2,606,564. The ratio of current assets to current liabilities was 1.3:1

Net cash provided by operating activities for the three months ended March 31, 2008 was $1,003,848, compared to net cash used of $403,099 for the same period in 2007. The cash provided by operating activities for the three months ended March 31, 2008 resulted from the net loss of $445,853, increases in inventory of $172,952 and other current assets of $6,931, and a decrease in accounts payable of $401,310 and accrued expenses of $1,014,993, which were more than offset by the decrease in accounts receivable of $1,938,622 and increases in accrued interest and deferred revenue totaling $293,378, plus non-cash items including, depreciation, amortization, and interest expense associated with discount on convertible loans payable of $421,828 and stock based compensation of $392,059.

The net cash used for investing activities, which consisted of additions to property and equipment, for the three month period ended March 31, 2008 was $102,005, compared to $169,371 for the comparable period in 2007.

Net cash provided by financing activities for the three months ended March 31, 2008 was $5,085, compared to net cash provided by financing activities of $380,115 for the same period in 2007. The cash provided by financing activities during 2008 was due to cash received from the issuance of common stock relating to the exercise of stock options.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible revolving loan payable to related party	$2,258,906	$-	$2,258,906	$-	$-
Convertible loans payable to related parties	$2,795,588	$2,795,588	$-	$-	$-
Convertible loans payable to investors	$689,706	$689,706	$-	$-	$-
Lease Obligations*	$1,508,880	$342,994	$945,566	$220,320	$-
Other Obligations	$86,433	$86,433	$-	$-	$-
Interest Obligation*	$428,007	$428,007	$-	$-	$-
Total Contractual Obligations	$7,767,520	$4,342,728	$3,204,472	$220,320	$-

* The Company’s lease obligations is shown net of sublease amounts, and the interest obligation relating to the Loan Agreement with Mr. Howard, its former Chairman, is not included in this table.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date (including prior acquisitions) generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 except for income taxes, as noted above. The Company is currently evaluating the impact of the adoption of SFAS 141R on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation for other non-financial assets and liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”), including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect to adopt the fair value option under this statement.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2008, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 5.  Other Information

On May 6, 2008, Mr. Robert Howard signed an addendum to his Loan Agreement with the Company confirming that he does not intend to call the principal balance of the note, issued pursuant to the Loan Agreement, which has been extended until March 31, 2009, any earlier than March 31, 2010. The description of the addendum is modified in its entirety by the text of the addendum which is filed as exhibit 10.1 to this report on Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Addendum No. 20 dated May 6, 2008, extending the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and the Company dated October 26, 1987.

11.	Earnings Per Share Calculation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	May 7, 2008	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer,
Director

Date:	May 7, 2008	By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks
Executive Vice President of Finance
and Chief Financial Officer, Treasurer