Form 10-Q
period 2008-06-30
ICAD INC
filed 2008-08-08
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of the close of business on August 6, 2008 there were 41,420,985 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6-14

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22

Item 3	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4	Submission of Matters to a Vote of Security Holder	24

Item 6	Exhibits	24

Signatures		26

iCAD, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007
Assets (Note 2)
Current assets:
Cash and cash equivalents	$7,120,057	$4,348,729
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 in 2008 and 2007	6,162,126	6,483,618
Inventory, net	2,122,156	1,798,243
Prepaid and other current assets	645,977	320,169
Total current assets	16,050,316	12,950,759
Property and equipment:
Equipment	3,565,479	3,512,557
Leasehold improvements	71,611	71,611
Furniture and fixtures	341,280	330,077
Marketing assets	323,873	323,873
	4,302,243	4,238,118
Less accumulated depreciation and amortization	2,726,453	2,369,590
Net property and equipment	1,575,790	1,868,528
Other assets:
Deposits	63,194	63,194
Patents, net of accumulated amortization	29,207	68,269
Technology intangibles, net of accumulated amortization	2,807,802	3,115,843
Tradename, net of accumulated amortization	136,400	148,800
Goodwill	43,515,285	43,515,285
Total other assets	46,551,888	46,911,391
Total assets	$64,177,994	$61,730,678
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,784,070	$2,010,717
Accrued salaries and other expenses	2,547,928	3,461,422
Deferred revenue	2,074,885	1,674,005
Convertible loans payable to related parties	2,297,794	2,793,382
Convertible loans payable to non-related parties	694,853	684,559
Total current liabilities	9,399,530	10,624,085

Convertible revolving loans payable to related party	-	2,258,906
Total liabilities	9,399,530	12,882,991
Commitments and contingencies

Stockholders' equity:
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 41,378,854 in 2008 and 39,239,208 in 2007; outstanding 41,310,978 in 2008 and 39,171,332 in 2007	413,788	392,392
Additional paid-in capital	139,024,054	135,055,418
Accumulated deficit	(83,709,114)	(85,649,859)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	54,778,464	48,847,687
Total liabilities and stockholders' equity	$64,177,994	$61,730,678

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Products	$9,677,125	$5,263,732	$15,331,748	$10,534,406
Service and supplies	872,364	841,004	1,649,757	1,717,816
Total revenue	10,549,489	6,104,736	16,981,505	$12,252,222

Cost of revenue
Products	1,470,227	947,172	2,425,642	1,951,290
Service and supplies	263,614	271,021	446,383	475,531
Total cost of revenue	1,733,841	1,218,193	2,872,025	2,426,821

Gross margin	8,815,648	4,886,543	14,109,480	9,825,401

Operating expenses:
Engineering and product development	1,503,595	1,133,424	2,912,804	2,198,299
Marketing and sales	2,809,466	2,793,446	5,192,989	5,302,205
General and administrative	1,935,891	1,689,951	3,784,237	3,503,306
Total operating expenses	6,248,952	5,616,821	11,890,030	11,003,810

Income (loss) from operations	2,566,696	(730,278)	2,219,450	(1,178,409)

Interest expense - net	84,098	109,333	182,705	215,139

Net income (loss) before provision for income taxes	$2,482,598	$(839,611)	$2,036,745	$(1,393,548)

Provision for income taxes	96,000	-	96,000	-

Net income (loss)	2,386,598	(839,611)	1,940,745	(1,393,548)

Preferred dividend	-	26,830	-	55,880

Net income (loss) attributable to common stockholders	$2,386,598	$(866,441)	$1,940,745	$(1,449,428)

Net income (loss) per share
Basic	$0.06	$(0.02)	$0.05	$(0.04)
Diluted	$0.06	$(0.02)	$0.05	$(0.04)

Weighted average number of shares used in computing income (loss) per share
Basic	39,308,978	38,035,094	39,240,427	37,755,330
Diluted	44,635,496	38,035,094	44,179,709	37,755,330

See accompanying notes to consolidated financial statements.

iCAD, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income (loss)	$1,940,745	$(1,393,548)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	458,829	505,284
Amortization	359,503	359,504
Loss on disposal of assets	-	11,145
Stock based compensation	816,643	492,608
Non-cash interest expense associated with discount on convertible loans payable	14,706	14,706
Changes in operating assets and liabilities:
Accounts receivable	321,492	(337,524)
Inventory	(323,913)	732,418
Other current assets	(325,808)	(101,832)
Accounts payable	(226,647)	(805,127)
Accrued interest	142,214	223,263
Accrued salaries and other expenses	(601,534)	(549,285)
Deferred revenue	400,880	238,559
Total adjustments	1,036,365	783,719

Net cash provided by (used for) operating activities	2,977,110	(609,829)

Cash flows from investing activities:
Additions to property and equipment	(198,348)	(368,250)
Net cash used for investing activities	(198,348)	(368,250)

Cash flows from financing activities:
Issuance of common stock for cash	251,472	1,146,445
Payment of convertible notes payable	(258,906)	-
Payment of note payable	-	(375,000)
Net cash (used for) provided by financing activities	(7,434)	771,445

Increase (decrease) in cash and equivalents	2,771,328	(206,634)
Cash and equivalents, beginning of period	4,348,729	3,623,404
Cash and equivalents, end of period	$7,120,057	$3,416,770

Supplemental disclosure of cash flow information:
Interest paid	$55,598	$8,743
Non-cash items from investing and financing activities:
Conversion of convertible notes payable into Common Stock	$2,500,000	$-
Accrued dividends on convertible preferred stock	$-	$55,880

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2008

(1)	Basis of Presentation and Significant Accounting Policies

Reference should be made to iCAD, Inc.'s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2007 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2008, the results of operations for the three and six month periods ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008. The results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)	Financing Arrangements

Loan and Security Agreement

On June 30, 2008, the Company entered into a Loan and Security Agreement (the “RBS Loan Agreement”) with RBS Citizens, N.A. (“RBS”). The Loan Agreement replaces the prior Revolving Loan and Security Agreement (the "Prior Loan Agreement") with Mr. Robert Howard, the Company’s former Chairman of the Board of Directors. The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000. The borrowing base under the RBS Loan Agreement is limited to 80% of eligible accounts receivable. As of June 30, 2008, the Company had approximately $4,700,000 of available borrowing capacity. Unless earlier repaid, all amounts due and owing under the RBS Loan Agreement are required to be repaid on June 30, 2009, the stated termination date of the RBS Loan Agreement.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2008

(2)	Financing Arrangements (continued)

Loan and Security Agreement (continued)

The RBS Loan Agreement contains certain financial and non-financial covenants relating to the Company. The RBS Loan Agreement also contains certain events of default. Amounts due under the RBS Loan Agreement and the related Revolving Note (the “Revolving Note”) dated June 30, 2008, may be prepaid at any time, in whole or in part, at the option of the Company, provided, however, that for any portion of the loan accruing interest as a “LIBOR Rate Loan” (as defined in the RBS Loan Agreement), the Company is responsible to pay any LIBOR Breakage Fee as defined and further described in the Revolving Note. All amounts outstanding under the RBS Loan Agreement and the associated Revolving Note will bear interest, at the Company’s option, at a fluctuating per annum rate of interest equal to (i) Prime Rate (as defined in the Revolving Note) plus one-half of one percent or (ii) the Adjusted LIBOR Rate (as defined in the Revolving Note) plus the LIBOR Rate Margin (as defined in the Revolving Note).

In connection with the RBS Loan Agreement and the Revolving Note, the Company has entered into a Negative Pledge Agreement dated June 30, 2008. Pursuant to the Negative Pledge Agreement, the Company agreed, among other things, (i) not to incur any liens, other than as permitted under the RBS Loan Agreement, with respect to the Company’s intellectual property and (ii) not to sell or assign, other than for fair consideration in the ordinary course of business, the Company’s intellectual property. In addition, the Company assigned all its assets to RBS wherever located and whether now owned or hereafter acquired, including, without limitation, all inventory, machinery, equipment, fixtures and other goods.

Convertible Revolving Loan Payable to Related Party

The Company had a Revolving Loan and Security Agreement (the "Prior Loan Agreement") with Mr. Robert Howard, the former Chairman of the Board of Directors of the Company, under which Mr. Howard had agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. As a condition to, and simultaneously with, the execution of the RBS Loan Agreement, on June 30, 2008, the unpaid principal amount and accrued interest of the Prior Loan Agreement, was extinguished as follows: (1) a total of $2,000,000 principal amount under the Prior Loan Agreement, together with $351,917 of accrued and unpaid interest on such principal amount, was converted by Mr. Howard into 1,622,012 shares of the Company’s common stock at $1.45 per share and (2) the remaining principal balance under the Prior Loan Agreement of $258,906, together with accrued and unpaid interest of $55,598 on such principal amount, was paid in cash to Mr. Howard. The outstanding indebtedness under the Prior Loan Agreement has therefore, been fully repaid and satisfied and the Prior Loan Agreement was terminated as of June 30, 2008.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2008

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Related Parties

On June 19, 2006, the Company and Dr. Lawrence Howard, who subsequently became Director and is currently the Chairman of the Board of Director of the Company, entered into a Note Purchase Agreement with respect to the purchase by Dr. Howard from the Company of an aggregate of $200,000 principal amount of a 7% Convertible Note of the Company due June 19, 2008 (the “Howard Note”) at a purchase price of $200,000. Interest on the Howard Note was payable on the due date. On June 19, 2008, the $200,000 principal amount under the Howard Note, together with $28,000 of accrued and unpaid interest on such principal amount, was converted by Dr. Howard into 152,000 shares of the Company’s common stock at $1.50 per share. The Howard Note has, therefore, been fully repaid and satisfied and was terminated as of June 19, 2008.

On June 20, 2006, the Company and Mr. Kenneth Ferry, the Company’s Chief Executive Officer, entered into a Note Purchase Agreement with respect to the purchase by Mr. Ferry from the Company of an aggregate of $300,000 principal amount of a 7% Convertible Note of the Company due June 20, 2008 (the “Ferry Note”) at a purchase price of $300,000. Interest on the Ferry Note was payable on the due date. On June 20, 2008, the $300,000 principal amount under the Ferry Note, together with $42,000 of accrued and unpaid interest on such principal amount, was converted by Mr. Ferry into 228,000 shares of the Company’s common stock at $1.50 per share. The Ferry Note has, therefore, been fully repaid and satisfied and was terminated as of June 20, 2008.

On September 12, 14 and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of a total of $2,300,000 principal amount of its 7.25% Convertible Promissory Notes (the “Notes”) by directors, officers and employees of the Company, including the following: Mr. Robert Howard (as to $1,350,000), former Chairman of the Board and director of the Company, Mr. James Harlan (as to $300,000), former director of the Company and Dr. Elliott Sussman (as to $100,000), director of the Company, Mr. Steven Rappaport (as to $300,000) who subsequently became and is currently a director of the Company and Dr. Lawrence Howard (as to $100,000) who subsequently became a director and is currently Chairman of the Board and director of the Company, and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes are due two years from the date of issue subject to the right of the Company to prepay the Notes and the right of the holders of the Notes to accelerate payment of their respective Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2008

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Related Parties (continued)

of the Notes may convert the principal and accrued and unpaid interest under the Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The Note issued to Mr. Steven Rappaport on September 19, 2006 in the principal amount of $300,000 was issued with a conversion price below the market price of $1.80 per share on the date of the Note and the Company recorded a discount to Note Payables of $17,647 to reflect the beneficial conversion feature. This loan is recorded on the balance sheet at its face value net of the discount at June 30, 2008 of $2,206 at $297,794.

Convertible Loans Payable to Non-Related Parties

On September 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of an aggregate of $700,000 principal amount of its 7.25% Convertible Promissory Note (the “September Notes”) by two accredited outside investors, pursuant to Note Purchase Agreements between the Company and each of the investors. The loans are evidenced by the September Notes issued by the Company in favor of the non-related parties. The September Notes mature two years from the date of issue subject to the right of the Company to prepay the September Notes and the right of the holders of the September Notes to accelerate payment of their respective September Notes upon the Company filing for or being adjudicated bankrupt or insolvent. The holders of the September Notes may convert the principal and accrued and unpaid interest under the September Notes into shares of the Company’s common stock at a price of $1.70 per share, which conversion price is subject to adjustment under certain circumstances such as common stock splits, or combinations or common stock dividends. The September Notes issued on September 19, 2006 in the aggregate principal amount of $700,000 were issued with a conversion price below the market price of $1.80 per share on the date of the September Notes and the Company recorded a discount to Note Payables of $41,177 to reflect the beneficial conversion feature. These loans are recorded on the balance sheet at June 30, 2008 at $694,853, which represents their face value net of the discount of $5,147.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2008

(3)	Earning per Share

The Company’s basic earnings per share is computed by dividing net profit or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of stock options, convertible notes and warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.  A summary of the Company’s calculation of earnings per share is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$2,386,598	$(839,611)	$1,940,745	$(1,393,548)
Less preferred dividends	-	(26,830)		(55,880)

Net income (loss) available to common shareholders - basic	$2,386,598	$(866,441)	$1,940,745	$(1,449,428)

Add interest relating to convertible loans payable	79,893	-	173,570	-

Net income (loss) available to common shareholders - diluted	$2,470,696	$(866,441)	$2,123,450	$(1,449,428)

Basic shares used in the calculation of earnings per share	39,308,978	38,035,094	39,240,427	37,755,330

Effect of dilutive securities:
Stock options	1,545,516	-	1,180,134	-
Restricted stock	58,834	-	14,705	-
Convertible loans payable	3,722,168	-	3,744,443	-
Stock warrants	-	-	-	-

Diluted shares used in the calculation of earnings per share	44,635,496	38,035,094	44,179,709	37,755,330

Net income (loss) per share :
Basic	$0.06 $	(0.02)	$0.05 $	(0.04)
Diluted	$0.06 $	(0.02)	$0.05 $	(0.04)

The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net income (loss) per share because such shares are antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Stock options	1,813,655	5,057,362	1,988,844	5,057,362
Restricted stock	-	-	855,000	-
Stock warrants	1,003,311	1,003,311	1,003,311	1,003,311
Convertible Revolving Promissory Note	-	1,441,848	-	1,441,848
Convertible loans payable	-	2,098,039	-	2,098,039
Convertible Series A Preferred Stock	-	460,000	-	460,000
Convertible Series B Preferred Stock	-	527,500	-	527,500
	2,816,966	10,588,060	3,847,155	10,588,060

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2008

(4)	Stock-Based Compensation

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

The Company issued 351,123 stock options and 533,250 shares of restricted stock in the six months ended June 30, 2008. The options granted during the six months of 2008 had a weighted average exercise price of $2.17. The weighted average fair value of options granted during the six month period ended June 30, 2008 was $0.95 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 2.98%, and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company recorded $816,643 for share-based compensation in accordance with SFAS 123R.

For the same period in 2007, the Company issued 363,056 stock options. The options granted during the first six months of 2007 had a weighted average exercise price of $3.88. The weighted average fair value of options granted during the six month period ended June 30, 2007 was $1.85 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 4.70%, and expected dividend yield of 0%. Expected volatility was based on peer group volatility, also using the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company recorded $492,608 for share-based compensation in accordance with SFAS 123R.

As of June 30, 2008 there was approximately $4,059,958 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of three years.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2008

(5)	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

▪	Level 1- Quoted prices in active markets for identical assets or liabilities.

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

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2008

(5)	Fair Value Measurements (continued)

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In accordance with SFAS 157, the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2008 are cash equivalents. The cash equivalents are measured using level one inputs.

(6)	Commitments and Contingencies

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. The Company believes that it will not be liable for the re-assessment against CADx Medical and no accrual was recorded as of June 30, 2008. The Company responded to the notice outlining its grounds of objection with respect to the re-assessment. The CRA responded acknowledging receipt of the correspondence and advised that they intend to schedule a review on the matter.

(7)	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). At June 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2008. The Company files United States federal income tax returns and income tax returns in various state and local jurisdictions. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years. The Company’s effective income tax rate was 6% for the six months

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2008

(7)	Income Taxes (continued)

ended June 30, 2008 and no income tax expense was provided for the six month period ended June 30, 2007. The effective income tax rate is based upon the estimated income for the year. For the six month period ended June 30, 2008, the effective tax rate varied from the statutory tax rate principally due to federal and state net operating loss carryforwards available.

(8)	Subsequent Events

On July 18, 2008, the Company completed the acquisition of substantially all of the assets of 3TP LLC dba CAD Sciences, a New York limited liability company (the “Seller”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) dated June 20, 2008 between the Company and the Seller.

In accordance with the terms of the Purchase Agreement, the purchase price of $5,000,000 paid by the Company to the Seller consisted of (i) $2,000,000 in cash and (ii) $3,000,000 in stock comprised of 1,086,957 restricted shares of the Company’s common stock (“Shares”).

Simultaneously with the closing of the transactions contemplated by the Purchase Agreement, the Company entered into an Escrow Agreement by and among the Company, the Seller and U.S. Bank National Association (the “Escrow Agreement”) pursuant to which 271,740 of the Shares were deposited by the parties into an escrow account for a period of up to one year to secure the Seller’s indemnity obligations to the Company under the Purchase Agreement. The Escrow Agreement provides that, of the escrowed Shares, 181,160 Shares will be held in escrow for 6 months and the remaining escrow Shares will be held in escrow for one year, in each case subject to earlier disbursement (in accordance with the terms of the Escrow Agreement) to the Company in satisfaction of any indemnification obligations arising under the terms of the Purchase Agreement.

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

In late 2005, the Company began to see a shift in sales from its film based analog CAD technology to its digital CAD technology. This shift has been primarily fueled by the results reported in 2005 in the New England Journal of Medicine from the American College of Radiology Imaging Network’s (ACRIN) Digital Mammographic Imaging Screening Trial (DMIST). The trial showed that there was no difference in accuracy between the two modalities for screening asymptomatic women in general. But for three subgroups of women (which represent over 60% of the population), digital mammography performed better than film-based analog mammography. Additionally, digital mammography offers better clinical images combined with significant workflow improvements for the radiologist. CAD technology is more often purchased for use with digital mammography equipment than is purchased for use with analog mammography equipment. The Company believes that the shift to digital CAD technology will continue and as such it will continue to have a positive impact on the Company’s overall financial performance, primarily because as the number of facilities converting to full field digital mammography systems continues to grow, the recent release of the Company’s CAD product for use with Computed Radiography (CR), and the Company expects to realize higher revenue of its digital products due to the higher adoption rate of digital CAD technology as compared to analog CAD technology and from higher gross margins realized on the Company’s digital products.

iCAD’s CAD products have been shown to detect up to 72 percent of the cancers that biopsy proved were missed on the previous mammogram, an average of 15 months earlier. Our advanced pattern recognition technology analyzes images to identify patterns and then uses sophisticated mathematical analysis to mark suspicious areas.

The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection. Our focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care. iCAD expects to pursue development of products for select disease states where it is clinically proven that screening has a significant positive impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years. We expect that the market for virtual colonoscopy will grow. The anticipated growth is due to the increased demand for the procedures for early detection of colon cancer, combined with the recent results of the National CT Colonography Trial demonstrating that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to colonoscopy. CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company is developing a product for computer aided detection of polyps in the colon using CTC and is currently in clinical trials.  Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.

The Company’s CAD systems include proprietary algorithm technology together with standard computer and display equipment. CAD systems for the film-based analog mammography market also include a radiographic film digitizer, manufactured by the Company and others for the digitization of film-based medical images. The Company’s headquarters are located in southern New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and research and development facilities in Ohio and with the acquisition of CAD Sciences also in New York.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, we use assumptions and estimates in calculations to determine stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company believes that revenue recognition is a critical accounting policy because it is governed by multiple complex accounting rules, however there are no significant estimates or assumptions used in recording the Company’s revenue.

Quarter Ended June 30, 2008 compared to Quarter Ended June 30, 2007 and Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Revenue. Revenue for the three and six month periods ended June 30, 2008 was $10,549,489 and $16,981,505, respectively, compared with revenue of $6,104,736 and $12,252,222 for the three and six month periods ended June 30, 2007. In the six month period ended June 30, 2008, sales of iCAD’s digital solutions increased $4,832,361 or 65.2% to $12,247,611, compared to sales of $7,415,250 in the six month period in 2007.

The increase in revenue for the six month period ended June 30, 2008, was due primarily to the substantial increase in digital CAD revenue during the second quarter 2008. The Company’s digital revenue for the second quarter of 2008 increased $4,000,065 or 101.0%, to $7,961,945, compared to sales of $3,961,880 in the same period in 2007. These increases are due primarily to the release, during the second quarter of 2008, of the Company’s SecondLook Digital CAD for sale with Fujifilm Computed Radiography for Mammography (“FCRm”) systems, as well as an increase in business from the Company’s other OEM customers due to the continued increased global demand for Full Field Digital Mammography (FFDM) systems and digital CAD technology for the detection of breast cancer.

On April 4, 2008 the Company announced that its SecondLook® Digital CAD system for mammography received approval from the U.S. Food and Drug Administration (FDA) for sale with Fuji’s FCRm systems. SecondLook Digital for FCRm is the first CAD product approved and available in the U.S. for use with computer radiography.

Sales of iCAD’s film based product revenue increased 31.7% or $413,328 in the second quarter of 2008, to $1,715,180 in 2008 compared to $1,301,852 in the second quarter of 2007, and a decrease of 1.1% or $35,019 for the six month period ended June 30, 2008, to $3,084,137 in 2008, compared to $3,119,156 in the same period of 2007. While the transition to digital technology has a significant positive impact on overall performance, the film based products are a mature product line. However, film based product revenue has benefited from demand for the Company’s TotalLook product that is used for digitizing film based prior mammography exams for comparative reading with current mammography exams. In addition, a new version of the Company’s TotalLook product, the TotalLook Mammo Advantage, was introduced late in the first quarter of 2008 and the Company has received favorable customer feedback to this product in the second quarter of 2008.

Service and supply revenue increased 3.7% in the second quarter of 2008, to $872,364 compared to $841,004 in the second quarter in 2007 and decreased 4.0% or $68,059, from $1,717,816 to $1,649,757 for the six month period ended June 30, 2008, compared to the same six month period in 2007. The decrease in the Company’s service revenue for the six month period ended June 30, 2008 is due primarily to a reduction in time and material billings for repair services and related parts sales due in part to certain of its older film based analog products no longer being supported, offset by increased service contract revenue on the Company’s digital and TotalLook products.

	Three months ended June 30,
	2008	2007	Change	% Change
Digital revenue	$7,961,945	$3,961,880	$4,000,065	101.0%
Analog revenue	1,715,180	1,301,852	413,328	31.7%
Service & supply revenue	872,364	841,004	31,360	3.7%
Total revenue	$10,549,489	$6,104,736	$4,444,753	72.8%

	Six months ended June 30,
	2008	2007	Change	% Change
Digital revenue	$12,247,611	$7,415,250	$4,832,361	65.2%
Analog revenue	3,084,137	3,119,156	(35,019)	-1.1%
Service & supply revenue	1,649,757	1,717,816	(68,059)	-4.0%
Total revenue	$16,981,505	$12,252,222	$4,729,283	38.6%

Gross Margin. Gross margin increased to 83.6% and 83.1% for the three and six month periods ended June 30, 2008 compared to 80.0% and 80.2%, respectively, in the same three and six month periods in 2007. This 3.6% and 2.9% increase in gross margin for the three and six month periods of 2008 is primarily attributable to increased volume of the Company’s digital products which have a higher gross margin than its film based products which include more hardware components and the realization of some component cost reductions.

Engineering and Product Development. Engineering and product development costs for the three and six month periods ended June 30, 2008 increased by $370,171 or 32.7% and $714,505 or 32.5%, respectively, from $1,133,424 and $2,198,299 in 2007 to $1,503,595 and $2,912,804, respectively, in 2008. The increase in engineering and product development costs during the three and six month periods ended June 30, 2008 was primarily due to an increase in personnel and related costs of approximately $278,000 and $544,000, respectively, resulting from staff increases to support the Company’s new product development and approximately $106,000 and $131,000, respectively, in subcontracting services relating primarily to the clinical trials for its CT Colon product.

Marketing and Sales. Marketing and sales expense for the three month period ended June 30, 2008 increased slightly by $16,020 or 0.6%, from $2,793,446 in 2007 to $2,809,466 in 2008. Marketing and sales expense for the six month period ended June 30, 2008 decreased $109,216 or 2.1%, from $5,302,205 in 2007 to $5,192,989 in 2008. The increase in marketing and sales expense for the three month period ending June 30, 2008, is primarily attributable to a $184,000 increase in personnel and related costs offset by primarily by a decrease of $108,000 in consulting and subcontracted services and $51,000 in travel expenses. The decrease in marketing and sales expense for the six month period ended June 30, 2008, primarily resulted from an increase in personnel and related expenses of $238,000 offset by decreases in consulting and subcontracted services of $198,000, warranty costs of $74,000, travel expenses of $42,000 and recruiting expenses of $33,000.

General and Administrative. General and administrative expenses for the three and six month periods ended June 30, 2008 increased by $245,940 or 14.6% and $280,931 or 8.0%, respectively, from $1,689,951 and $3,503,306 in 2007 to $1,935,891 and $3,784,237 in 2008, respectively. The increase in general and administrative expense during the three month period ended June 30, 2008 was due primarily to an increase in stock based compensation expense of approximately $191,000 and increases in wage related and fringe benefit expenses of $66,000. For the six month period ended June 30, 2008 the increase was primarily due to an increase in stock based compensation expense of approximately $327,000 and consulting and investor relations expenses of $100,000, offset by a decrease in recruiting fees of $79,000 and legal expense of $73,000.

Interest Expense. Net interest expense for the three and six month periods ended June 30, 2008 decreased from $109,333 and $215,139, respectively, in 2007 to $84,098 and $182,705 in 2008. This decrease is due primarily to the decrease in the interest rate on the Company’s Prior Loan Agreement with Mr. Robert Howard which bore interest at the prime rate plus 1%. The interest rate decreased from approximately 9.25% in the first six months of 2007 to approximately 6.25% in the comparable period of 2008.

Provision for Income Taxes. The provision for income taxes of $96,000 for the 2008 periods, consists of an estimate for federal alternative minimum tax expense and various state income taxes based upon the estimated effective income tax rate for the full fiscal year.

Net Income/(Loss). As a result of the foregoing, the Company recorded net income of $2,386,598 or $0.06 per basic share for the three month period ended June 30, 2008 on revenue of $10,549,489 compared to a net loss of ($839,611) or ($0.02) per basic share on revenue of $6,104,736 for the three months ended June 30, 2007. The net income for the six months ended June 30, 2008 was $1,940,745 or $0.05 per basic share on revenue of $16,981,505, compared to a net loss of ($1,393,548) or ($0.04) per basic share on revenue of $12,252,222 for the six months ended June 30, 2007.

Backlog. The Company’s product backlog (excluding service and supplies) as of June 30, 2008 totaled approximately $2,665,716 as compared to $1,568,541 as of June 30, 2007 and $1,996,352 at March 31, 2008. It is expected that the majority of the backlog at June 30, 2008 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations, as well as the availability of a credit line under the RBS Loan Agreement. The RBS Loan Agreement replaces the Prior Revolving Loan and Security Agreement with Mr. Robert Howard, the Company’s former Chairman of the Board of Directors, which was fully repaid and terminated on June 30, 2008. The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000. The borrowing base under the RBS Loan Agreement is limited to 80% of eligible accounts receivable. As of June 30, 2008, the Company had approximately $4,700,000 of available borrowing capacity. Unless earlier repaid, all amounts due and owing under the RBS Loan Agreement are required to be repaid on June 30, 2009, the stated termination date of the RBS Loan Agreement.

The RBS Loan Agreement contains certain financial and non-financial covenants relating to the Company. The RBS Loan Agreement also contains certain events of default. Amounts due under the RBS Loan Agreement and the related Revolving Note made by the Company in favor of RBS, may be prepaid at any time, in whole or in part, at the option of the Company, provided, however, that for any portion of the loan accruing interest as a “LIBOR Rate Loan” (as defined the in the RBS Loan Agreement), the Company is responsible to pay any LIBOR Breakage Fee as defined and further described in the Revolving Note. All amounts outstanding under the RBS Loan Agreement and the associated Revolving Note will bear interest, at the Company’s option, at a fluctuating per annum rate of interest equal to (i) Prime Rate (as defined in the Revolving Note) plus one-half of one percent or (ii) the Adjusted LIBOR Rate (as defined in the Revolving Note) plus the LIBOR Rate Margin (as defined in the Revolving Note).

In connection with the RBS Loan Agreement and the Revolving Note, the Company has entered into a Negative Pledge Agreement dated June 30, 2008 and made in favor of RBS. Pursuant to the Negative Pledge Agreement, the Company agreed, among other things, (i) not to incur any liens, other than as permitted under the RBS Loan Agreement, with respect to the Company’s intellectual property and (ii) not to sell or assign, other than for fair consideration in the ordinary course of business, the Company’s intellectual property. In addition, the Company assigned all its assets to RBS wherever located and whether now owned or hereafter acquired, including, without limitation, all inventory, machinery, equipment, fixtures and other goods.

The Company's ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

At June 30, 2008 the Company had current assets of $16,050,316, current liabilities of $9,399,530 and working capital of $6,650,786. The ratio of current assets to current liabilities was 1.7:1

Net cash provided by operating activities for the six months ended June 30, 2008 was $2,977,110, compared to net cash used of $609,829 for the same period in 2007. The cash provided by operating activities for the six months ended June 30, 2008 resulted from the net income of $1,940,745, a decrease in accounts receivable of $321,492 and increases in accrued interest and deferred revenue totaling $543,094, plus non-cash items including, depreciation, amortization, and interest expense associated with discount on convertible loans payable of $833,038 and stock based compensation of $816,643, offset by increases in inventory of $323,913 and other current assets of $325,808, and a decrease in accounts payable of $226,647 and accrued expenses of $601,534.

The net cash used for investing activities, consisted of additions to property and equipment for the six month period ended June 30, 2008, was $198,348 compared to $368,250 for the comparable period in 2007.

Net cash used for financing activities for the six months ended June 30, 2008 was $7,434, compared to net cash provided by financing activities of $771,445 for the same period in 2007. The cash used for financing activities during 2008 was due to cash received from the issuance of common stock relating to the exercise of stock options and conversion of loans payable offset by the payment of the convertible notes payable in the amount of $258,906.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations at June 30, 2008.

Contractual Obligations	Payments due by period
		Less than 1
	Total	year	1-3 years	3-5 years	5+ years
Convertible loans payable to related parties	$2,297,794	$2,297,794	$-	$-	$-
Convertible loans payable to investors	$694,853	$694,853	$-	$-	$-
Lease Obligations*	$1,390,653	$224,767	$945,566	$220,320	$-
Other Obligations	$21,505	$21,505	$-	$-	$-
Interest Obligation**	$435,000	$435,000	$-	$-	$-
Total Contractual Obligations	$4,839,805	$3,673,919	$945,566	$220,320	$-

* The Company’s lease obligations is shown net of sublease amounts.
**Represents interest under the Convertible Promissory Note agreements at the rate of 7.25%.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

 On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The adoption of this standard only resulted in additional disclosure requirements and had no impact on the Company’s financial condition or results of operation. See Note 5 of the unaudited consolidated financial statements for further information regarding the fair value of the Company’s financial instruments.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date (including prior acquisitions) generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 except for income taxes, as noted above. The Company is currently evaluating the impact of the adoption of SFAS 141R on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect to adopt the fair value option under this statement.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (”Exchange Act”) were effective at the reasonable level of assurance.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2008, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2008 the Company issued the following shares of its unregistered common stock: (i) 1,622,012 shares to Mr. Robert Howard upon conversion of amounts owed to him by the Company under the Prior Loan Agreement; (ii) 152,000 shares to Dr. Lawrence Howard upon conversion of amounts owed to him by the Company under the Howard Note and (iii) 228,000 shares to Mr. Kenneth Ferry upon conversion of amounts owed to him by the Company under the Ferry Note. No commission or other remuneration was paid or given to any party for soliciting the conversion of the amounts due under the Prior Loan Agreement, the Howard Note or the Ferry Note, all of the common stock issuances were made in private transactions and the certificates representing the shares contained legends regarding restriction on transfer under the Securities Act of 1933 (“Act”). The shares of common stock were issued under exemptions from registration under Sections 3(a)(9) and/or 4(2) of the Act.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on June 17, 2008 the stockholders of the Company entitled to vote at the meting voted to elect the seven individuals named below to serve as directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2009 and until their successors have been duly elected and qualified.

The votes cast by stockholders with respect to the election of directors were as follows:

	Votes Cast	Votes
Director	"For"	Withheld
Dr. Lawrence Howard	36,795,018	168,112
Kenneth Ferry	36,862,077	101,053
Rachel Brem, M.D.	35,747,592	1,215,538
Steven Rappaport	36,721,663	241,467
Maha Sallam	36,862,332	100,798
Elliot Sussman, M.D.	35,747,792	1,215,338
Anthony Ecock	36,868,077	95,053

Item 6. Exhibits

Exhibit No.	Description

2.1*	Asset Purchase Agreement dated as of June 20, 2008 between the Registrant and 3TP LLC dba CAD Sciences(1)

10.1	Escrow Agreement dated as of July 18, 2008 by and among the Registrant, 3TP LLC dba CAD Sciences and U.S. Bank National Association (1)

10.2*	Loan and Security Agreement dated as of June 30, 2008 by and between the Registrant and RBS Citizens, N.A. (2)

10.3	Revolving Note dated as of June 30, 2008 made by the Registrant in favor of RBS Citizens, N.A. (2)

10.4	Negative Pledge Agreement dated June 30, 2008 by the Registrant as accepted by RBS Citizens, N.A.(2)

10.5	Employment Agreement entered into as of June 1, 2008 between the Registrant and Kenneth Ferry.

10.6	Employment Agreement entered into as of June 1, 2008 between the Registrant and Darlene Deptula-Hicks.

10.7	Employment Agreement entered into as of June 1, 2008 between the Registrant and Jeffrey Barnes.

10.8	Employment Agreement entered into as of June 1, 2008 between the Registrant and Stacey Stevens.

10.9	Employment Agreement entered into as of June 1, 2008 between the Registrant and Jonathan Go.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008.

(2) Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K for the event dated June 30, 2008.

 * The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: August 8, 2008	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer,
Director

Date: August 8, 2008	By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks
Executive Vice President of Finance
and Chief Financial Officer, Treasurer