Form 10-Q
period 2008-09-30
ICAD INC
filed 2008-11-07
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ________________

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

As of the close of business on October 30, 2008 there were 45,343,508 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	4

	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7-15

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6	Exhibits	25

Signatures		26

iCAD, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2008	2007
Assets (Note 2)
Current assets:
Cash and cash equivalents	$11,049,682	$4,348,729
Trade accounts receivable, net of allowance for doubtful
accounts of $50,000 in 2008 and 2007	6,016,104	6,483,618
Inventory, net	1,813,523	1,798,243
Prepaid and other current assets	559,679	320,169
Total current assets	19,438,988	12,950,759

Property and equipment:
Equipment	3,763,567	3,512,557
Leasehold improvements	75,590	71,611
Furniture and fixtures	356,497	330,077
Marketing assets	234,140	323,873
	4,429,794	4,238,118
Less accumulated depreciation and amortization	2,761,510	2,369,590
Net property and equipment	1,668,284	1,868,528

Other assets:
Deposits	63,194	63,194
Patents, net of accumulated amortization	21,977	68,269
Customer relationships, net of accumuated amortization	242,833	-
Technology intangibles, net of accumulated amortization	7,401,480	3,115,843
Tradename, net of accumulated amortization	130,200	148,800
Goodwill	43,515,285	43,515,285
Total other assets	51,374,969	46,911,391

Total assets	$72,482,241	$61,730,678

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,809,829	$2,010,717
Accrued salaries and other expenses	3,079,179	3,461,422
Deferred revenue	2,129,772	1,674,005
Convertible loans payable to related parties	-	2,793,382
Convertible loans payable to non-related parties	-	684,559
Total current liabilities	7,018,780	10,624,085

Convertible revolving loans payable to related party	-	2,258,906
Total liabilities	7,018,780	12,882,991

Commitments and contingencies

Stockholders' equity:
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 45,411,384 in 2008 and 39,239,208 in 2007; outstanding 45,343,508 in 2008 and 39,171,332 in 2007	454,113	392,392
Additional paid-in capital	147,574,151	135,055,418
Accumulated deficit	(81,614,539)	(85,649,859)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	65,463,461	48,847,687

Total liabilities and stockholders' equity	$72,482,241	$61,730,678

See accompanying notes to consolidated financial statements.

iCAD, Inc.

Consolidated Statements of Operations
(unaudited)

	Three Months		Nine Months
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Products	$10,322,512	$5,458,776	$25,654,259	$15,993,182
Service and supplies	871,119	800,765	2,520,877	2,518,581
Total revenue	11,193,631	6,259,541	28,175,136	18,511,763

Cost of revenue
Products	1,588,501	1,010,884	4,014,143	2,962,174
Service and supplies	193,451	237,121	639,834	712,652
Total cost of revenue	1,781,952	1,248,005	4,653,977	3,674,826

Gross margin	9,411,679	5,011,536	23,521,159	14,836,937

Operating expenses:
Engineering and product development	1,905,841	1,129,345	4,818,645	3,327,644
Marketing and sales	3,340,072	2,620,827	8,533,061	7,923,032
General and administrative	1,942,582	1,816,657	5,726,819	5,319,963
Total operating expenses	7,188,495	5,566,829	19,078,525	16,570,639

Income (loss) from operations	2,223,184	(555,293)	4,442,634	(1,733,702)

Interest expense - net	27,610	114,752	210,314	329,891

Net income (loss) before provision for income taxes	$2,195,574	$(670,045)	$4,232,320	$(2,063,593)

Provision for income taxes	101,000	-	197,000	-

Net income (loss)	2,094,574	(670,045)	4,035,320	(2,063,593)

Preferred dividend	-	11,880	-	67,760

Net income (loss) attributable to common stockholders	$2,094,574	$(681,925)	$4,035,320	$(2,131,353)

Net income (loss) per share
Basic	$0.05	$(0.02)	$0.10	$(0.06)
Diluted	$0.04	$(0.02)	$0.09	$(0.06)

Weighted average number of shares used
in computing income (loss) per share
Basic	42,953,932	38,707,772	40,487,297	38,076,299
Diluted	46,578,716	38,707,772	45,241,275	38,076,299

See accompanying notes to consolidated financial statements.

iCAD, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months	Nine Months
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net Income (loss)	$4,035,320	$(2,063,593)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating activities:
Depreciation	677,170	740,871
Amortization	640,689	539,255
Loss on disposal of assets	20,982	17,680
Stock based compensation	1,354,635	855,533
Non-cash interest expense associated with discount
on convertible loans payable	22,059	22,059
Changes in operating assets and liabilities:
Accounts receivable	584,514	(436,804)
Inventory	(15,280)	1,199,446
Prepaid and other current assets	(239,510)	(145,978)
Accounts payable	(368,336)	(1,215,468)
Accrued interest	181,082	341,189
Accrued salaries and other expenses	276,079	(198,016)
Deferred revenue	455,767	171,650
Total adjustments	3,589,851	1,891,417

Net cash provided by (used for) operating activities	7,625,171	(172,176)

Cash flows from investing activities:
Additions to property and equipment	(534,214)	(449,682)
Acquisition of CAD Sciences	(2,000,000)	-
Net cash used for investing activities	(2,534,214)	(449,682)

Cash flows from financing activities:
Issuance of common stock for cash	1,868,902	1,231,327
Payment of convertible notes payable	(258,906)	-
Payment of note payable	-	(375,000)
Net cash provided by financing activities	1,609,996	856,327

Increase in cash and equivalents	6,700,953	234,469
Cash and equivalents, beginning of period	4,348,729	3,623,404
Cash and equivalents, end of period	$11,049,682	$3,857,873
Supplemental disclosure of cash flow information:
Interest paid	$55,598	$8,743

Non-cash items from investing and financing activities:
Fair market value of iCAD common stock issued to acquire
assets of CAD Sciences	$3,000,000	$-

Conversion of convertible notes payable and related accrued
interest into Common Stock	$6,356,917	$-

Accrued dividends on convertible preferred stock	$-	$67,760

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2008

(1)	Basis of Presentation and Significant Accounting Policies

Reference should be made to iCAD, Inc.'s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2007 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2008, the results of operations for the three and nine month periods ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008. The results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)	Financing Arrangements

Loan and Security Agreement

On June 30, 2008, the Company entered into a Loan and Security Agreement (the “RBS Loan Agreement”) with RBS Citizens, N.A. (“RBS”). The Loan Agreement replaces the prior Revolving Loan and Security Agreement with Mr. Robert Howard, the Company’s former Chairman of the Board of Directors. The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000. The borrowing base under the RBS Loan Agreement is limited to 80% of eligible accounts receivable or, if adjusted EBITDA (EBITDA is defined in the agreement as earnings before interest expense, income tax expense, depreciation, amortization and SFAS 123R stock option expense) for the quarter is greater than or equal to $1,250,000, then the Company shall not be subject to a restriction as to availability of credit upon the borrowing base.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2008

(2)	Financing Arrangements (continued)

Loan and Security Agreement (continued)

In this event, the Company shall be subject to compliance with a Total Funded Debt to Adjusted EBITDA covenant. As of September 30, 2008, the Company had approximately $5,000,000 of available borrowing capacity. Unless earlier repaid, all amounts due and owing under the RBS Loan Agreement are required to be repaid on June 30, 2009, the stated termination date of the RBS Loan Agreement.

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

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2008

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

Convertible Loans Payable to Related Parties

On June 19, 2006, the Company and Dr. Lawrence Howard, who subsequently became a director and is currently the Chairman of the Board of Directors of the Company, entered into a Note Purchase Agreement with respect to the purchase by Dr. Howard from the Company of an aggregate of $200,000 principal amount of a 7% Convertible Note of the Company due June 19, 2008 (the “Howard Note”) at a purchase price of $200,000. Interest on the Howard Note was payable on the due date. On June 19, 2008, the $200,000 principal amount under the Howard Note, together with $28,000 of accrued and unpaid interest on such principal amount, was converted by Dr. Howard into 152,000 shares of the Company’s common stock at $1.50 per share conversion price as set forth in the Howard Note. The Howard Note has, therefore, been fully repaid and satisfied and was terminated as of June 19, 2008.

On June 20, 2006, the Company and Mr. Kenneth Ferry, the Company’s Chief Executive Officer, entered into a Note Purchase Agreement with respect to the purchase by Mr. Ferry from the Company of an aggregate of $300,000 principal amount of a 7% Convertible Note of the Company due June 20, 2008 (the “Ferry Note”) at a purchase price of $300,000. Interest on the Ferry Note was payable on the due date. On June 20, 2008, the $300,000 principal amount under the Ferry Note, together with $42,000 of accrued and unpaid interest on such principal amount, was converted by Mr. Ferry into 228,000 shares of the Company’s common stock at $1.50 per share conversion price as set forth in the Ferry Note. The Ferry Note has, therefore, been fully repaid and satisfied and was terminated as of June 20, 2008.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2008

(2)	Financing Arrangements (continued)

Convertible Loans Payable to Related Parties (continued)

On September 12, 14 and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of a total of $2,300,000 principal amount of its 7.25% Convertible Promissory Notes (the “Notes”) by directors, former directors, officers and employees of the Company, including the following: Mr. Robert Howard (as to $1,350,000), former Chairman of the Board and director of the Company, Mr. James Harlan (as to $300,000), former director of the Company and Dr. Elliott Sussman (as to $100,000), a director of the Company, Mr. Steven Rappaport (as to $300,000) who subsequently became and is currently a director of the Company and Dr. Lawrence Howard (as to $100,000) who subsequently became a director and is currently Chairman of the Board and a director of the Company, and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes were due two years from the date of issue. On September 12, 14 and 19, 2008, the total principal amount of $2,300,000 under the Notes, together with $333,500 of accrued and unpaid interest on such principal amount, were converted into 1,549,117 shares of the Company’s common stock at $1.70 per share conversion price as set forth in the Notes. The Notes have, therefore, been fully repaid and satisfied and were terminated as of September 12, 14 and 19, 2008, respectively.

Convertible Loans Payable to Non-Related Parties

On September 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of an aggregate of $700,000 principal amount of its 7.25% Convertible Promissory Note (the “September Notes”) by two accredited outside investors, pursuant to Note Purchase Agreements between the Company and each of the investors. The loans were evidenced by the September Notes issued by the Company in favor of the non-related parties. The September Notes were due two years from the date of issue. On September 19, 2008, the total principal amount of $700,000 under the September Notes, together with $101,500 of accrued and unpaid interest on such principal amount, were converted into 471,471 shares of the Company’s common stock at $1.70 per share. The September Notes have, therefore, been fully repaid and satisfied and were terminated as of September 19, 2008.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2008

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$2,094,574	$(670,045)	$4,035,320	$(2,063,593)
Less preferred dividends	-	(11,880)	-	(67,760)

Net income (loss) available to common shareholders – basic	$2,094,574	$(681,925)	$4,035,320	$(2,131,353)

Add interest relating to convertible loans payable	38,868	-	238,488	-

Net income (loss) available to common shareholders – diluted	$2,133,442	$(681,925)	$4,273,808	$(2,131,353)

Basic shares used in the calculation of earnings per share	42,953,932	38,707,772	40,487,297	38,076,299

Effect of dilutive securities:
Stock options	1,917,916	-	1,720,431	-
Restricted stock	244,592	-	68,233	-
Convertible loans payable	1,462,276	-	2,965,314	-
Stock warrants	-	-	-	-

Diluted shares used in the calculation of earnings per share	46,578,716	38,707,772	45,241,275	38,076,299

Net income (loss) per share :
Basic	$0.05	$(0.02)	$0.10	$(0.06)
Diluted	$0.04	$(0.02)	$0.09	$(0.06)

The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net income (loss) per share because such shares are antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock options	965,266	5,585,535	1,931,322	5,585,535
Restricted stock	5,000	375,000	5,000	375,000
Stock warrants	1,003,311	1,003,311	1,003,311	1,003,311
Convertible Revolving Promissory Note	-	1,465,041	-	1,465,041
Convertible loans payable	-	2,098,039	-	2,098,039
	1,973,577	10,526,926	2,939,633	10,526,926

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2008

(4)	Stock-Based Compensation

The Company follows the provisions of Statement No. 123R, Share-Based Payment (“SFAS 123R”) and Staff Accounting Bulletin 107 ("SAB 107") for all share-based compensation that was not vested as of January 1, 2006. The Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The Company issued 504,736 stock options and 564,750 shares of restricted stock in the nine months ended September 30, 2008. The options granted during the nine months of 2008 had a weighted average exercise price of $2.46. The weighted average fair value of options granted during the nine month period ended September 30, 2008 was $1.08 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 3.02%, and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company recorded $1,354,635 for share-based compensation in accordance with SFAS 123R for the nine months ended September 30, 2008.

For the same period in 2007, the Company issued 1,045,840 stock options and 375,000 shares of restricted stock. The options granted during the first nine months of 2007 had a weighted average exercise price of $2.84. The weighted average fair value of options granted during the nine month period ended September 30, 2007 was $1.86 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 4.72%, and expected dividend yield of 0%. Expected volatility was based on peer group volatility, also using the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company recorded $855,533 for share-based compensation in accordance with SFAS 123R for the nine months ended September 30, 2007.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2008

(4)	Stock-Based Compensation (continued)

As of September 30, 2008 there was approximately $3,828,546 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of three years.

The Company’s aggregate intrinsic value of options outstanding at September 30, 2008 was $4,303,860.

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

▪	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2008

(5)	Fair Value Measurements (continued)

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In accordance with SFAS 157, the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2008 are cash equivalents. The cash equivalents are measured using Level 1 inputs.

(6)	Commitments and Contingencies

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. The Company believes that it will not be liable for the re-assessment against CADx Medical and no accrual was recorded as of September 30, 2008. The Company responded to the notice outlining its grounds of objection with respect to the re-assessment. The CRA responded acknowledging receipt of the correspondence and advised that they intend to schedule a review on the matter.

(7)	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). At September 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2008. The Company files United States federal income tax returns and income tax returns in various state and local jurisdictions. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years. The Company’s effective income tax rate was 6% for the nine months ended September 30, 2008 and no income tax expense was provided for the nine month period ended September 30, 2007. The effective income tax rate is based upon the estimated income for the year. For the nine month period ended September 30, 2008, the effective tax rate varied from the statutory tax rate principally due to federal and state net operating loss carryforwards available.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2008

(8)	Asset Acquisition

On July 18, 2008, the Company completed the acquisition of substantially all of the assets of 3TP LLC dba CAD Sciences, a New York limited liability company (”CAD Sciences”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) dated June 20, 2008 between the Company and the Seller.

In accordance with the terms of the Purchase Agreement, the purchase price of $5,000,000 paid by the Company to CAD Sciences consisted of (i) $2,000,000 in cash and (ii) $3,000,000 in stock comprised of 1,086,957 restricted shares of the Company’s common stock (“shares”).

Simultaneously with the closing of the transactions contemplated by the Purchase Agreement, the Company entered into an Escrow Agreement by and among the Company, CAD Sciences and U.S. Bank National Association (the “Escrow Agreement”) pursuant to which 271,740 of the shares were deposited by the parties into an escrow account for a period of up to one year to secure CAD Sciences’s indemnity obligations to the Company under the Purchase Agreement. The Escrow Agreement provides that, of the escrowed shares, 181,160 shares will be held in escrow for 6 months and the remaining escrow shares will be held in escrow for one year, in each case subject to earlier disbursement (in accordance with the terms of the Escrow Agreement) to the Company in satisfaction of any indemnification obligations arising under the terms of the Purchase Agreement.

The purchase price of $5,000,000 plus $167,448 in acquisition costs incurred, has been allocated to net assets acquired based upon an appraisal of their fair values, but the allocation is subject to further adjustment.

The following is a summary of the preliminary allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the asset acquisition and the amortizable lives of the intangible assets:

		Amortizable
	Amount	Life
Accounts Receivable	$117,000
Property and equipment	25,009
Technology asset	4,853,881	10 Years
Customer relationships	242,833	10 Years
Warranty liabilities	(71,275)
Purchase price	$5,167,448

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

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis and workflow solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, expandable Computer-Aided Detection (CAD) systems and workflow solutions for mammography (film-based, digital radiography (DR) and computed radiography (CR), Magnetic Resonance Imaging (MRI), and Computed Tomography (CT)). Currently available in more than 2,200 healthcare centers worldwide, iCAD’s solutions aid in the early detection of the most prevalent cancers including breast, prostate and colon cancer. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Computer-enhanced breast and prostate MRI analysis streamlines case interpretation workflow and generates more robust information for more effective patient treatment. CAD for mammography screening is also reimbursable in the United States under federal and most third-party insurance programs. Since receiving FDA approval for the Company’s first breast cancer detection product in January 2002, over twenty two hundred of our CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

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

iCAD’s CAD mammography products have been shown to detect up to 72 percent of the cancers that biopsy proved were missed on the previous mammogram, an average of 15 months earlier. Our advanced pattern recognition technology analyzes images to identify patterns and then uses sophisticated mathematical analysis to mark suspicious areas.

The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection. Our focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care. iCAD expects to pursue development or acquisition of products for select disease states where it is clinically proven that screening has a significant positive impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years. We expect that the market for virtual colonoscopy will grow. The anticipated growth is due to the increased demand for the procedures for early detection of colon cancer, combined with the recent results of the National CT Colonography Trial demonstrating that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to colonoscopy. CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has developed a product for computer aided detection of polyps in the colon using CTC and is currently in clinical trials.  Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.

The Company’s CAD systems include proprietary algorithm and other technology together with standard computer and display equipment. CAD systems for the film-based analog mammography market also include a radiographic film digitizer, manufactured by the Company and others for the digitization of film-based medical images. In July 2008, the Company acquired pharmaco-kinetic based CAD products that aid in the interpretation of contrast enhanced MRI images of the breast and prostate and expects to begin marketing these products in the fourth quarter of 2008.

The Company’s headquarters are located in southern New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and research and development facilities in Ohio and New York.

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

Quarter Ended September 30, 2008 compared to Quarter Ended September 30, 2007 and Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Revenue. Revenue for the three and nine month periods ended September 30, 2008 was $11,193,631 and $28,175,136, respectively, compared with revenue of $6,259,541 and $18,511,763 for the three and nine month periods ended September 30, 2007. In the nine month period ended September 30, 2008, sales of iCAD’s digital solutions increased $8,998,207 or 78.9% to $20,403,283, compared to sales of $11,405,076 in the nine month period in 2007.

The increase in revenue for the nine month period ended September 30, 2008, was due primarily to the substantial increase in digital CAD revenue during the second and third quarters of 2008. The Company’s digital revenue for the third quarter of 2008 increased $4,165,847 or 104.4%, to $8,155,673, compared to sales of $3,989,826 in the same period in 2007. These increases are due primarily to the release, during the second quarter of 2008, of the Company’s SecondLook Digital CAD for sale with Fujifilm Computed Radiography for Mammography (“FCRm”) systems, as well as an increase in business from the Company’s other OEM customers due to the continued increased global demand for Full Field Digital Mammography (FFDM) systems and digital CAD technology for the detection of breast cancer.

On April 4, 2008 the Company announced that its SecondLook® Digital CAD system for mammography received approval from the U.S. Food and Drug Administration (FDA) for sale with Fuji’s FCRm systems. SecondLook Digital for FCRm is the first CAD product approved and available in the U.S. for use with computer radiography.

Sales of iCAD’s film based product revenue increased 47.5% or $697,889 in the third quarter of 2008, to $2,166,839 in 2008 compared to $1,468,950 in the third quarter of 2007, and an increase of 14.4% or $662,870 for the nine month period ended September 30, 2008, to $5,250,976 in 2008, compared to $4,588,106 in the same period of 2007. While the transition to digital technology has a significant positive impact on overall performance, the film based products are a mature product line. However, film based product revenue has benefited from demand for the Company’s TotalLook product that is used for digitizing film based prior mammography exams for comparative reading with current mammography exams. In addition, a new version of the Company’s TotalLook product, the TotalLook Mammo Advantage, was introduced late in the first quarter of 2008 and the Company has received favorable customer feedback to this product.

Service and supply revenue increased 8.8% in the third quarter of 2008, to $871,119 compared to $800,765 in the third quarter in 2007 and an increase of 0.1% or $2,296, from $2,518,581 to $2,520,877 for the nine month period ended September 30, 2008, compared to the same nine month period in 2007. The increase in the Company’s service revenue for the nine month period ended September 30, 2008 is due primarily to increased service contract revenue on the Company’s digital and TotalLook products.

	Three months ended September 30,
	2008	2007	Change	% Change
Digital revenue	$8,155,673	$3,989,826	$4,165,847	104.4%
Analog revenue	2,166,839	1,468,950	697,889	47.5%
Service & supply revenue	871,119	800,765	70,354	8.8%
Total revenue	$11,193,631	$6,259,541	$4,934,090	78.8%

	Nine months ended September 30,
	2008	2007	Change	% Change
Digital revenue	$20,403,283	$11,405,076	$8,998,207	78.9%
Analog revenue	5,250,976	4,588,106	662,870	14.4%
Service & supply revenue	2,520,877	2,518,581	2,296	0.1%
Total revenue	$28,175,136	$18,511,763	$9,663,373	52.2%

Gross Margin. Gross margin increased to 84.1% and 83.5% for the three and nine month periods ended September 30, 2008 compared to 80.1% in the same three and nine month periods in 2007. This 4.0% and 3.4% increase in gross margin for the three and nine month periods of 2008 is primarily attributable to increased volume of the Company’s digital products which have a higher gross margin than its film based products which include more hardware components and the realization of some component cost reductions and some average selling price increases.

Engineering and Product Development. Engineering and product development costs for the three and nine month periods ended September 30, 2008 increased by $776,496 or 68.8% and $1,491,001 or 44.8%, respectively, from $1,129,345 and $3,327,644 in 2007 to $1,905,841 and $4,818,645, respectively, in 2008. The increase in engineering and product development costs during the three and nine month periods ended September 30, 2008 was primarily due to an increase in personnel and related costs of $467,000 and $1,009,000, respectively, resulting from staff increases to support the Company’s new product development efforts, $162,000 and $327,000, respectively, in subcontracting services relating primarily to the clinical trials for its CT Colon product, and approximately $106,000 in amortization expense relating to the asset acquisition of CAD Sciences in the third quarter of 2008.

Marketing and Sales. Marketing and sales expense for the three and nine month periods ended September 30, 2008 increased by $719,245 or 27.4% and $610,029 or 7.7%, respectively, from $2,620,827 and $7,923,032 in 2007 to $3,340,072 and $8,533,061 in 2008. The increase in marketing and sales expense for the three month period ending September 30, 2008 was primarily attributable to a $709,000 increase in personnel, sales commission and related expenses and rebranding cost associated with our new MRI CAD products of $100,000, offset by decreases in consulting and subcontracted services of $137,000. The increase in marketing and sales expense for the nine month period ended September 30, 2008, primarily resulted from an increase in personnel, sales commission and related expenses of $934,000, travel expenses of $139,000 and rebranding cost associated with our new MRI CAD products of $100,000, offset by decreases in consulting and subcontracted services of $336,000 and warranty costs of $247,000.

General and Administrative. General and administrative expenses for the three and nine month periods ended September 30, 2008 increased by $125,925 or 6.9% and $406,856 or 7.6%, respectively, from $1,816,657 and $5,319,963 in 2007 to $1,942,582 and $5,726,819 in 2008, respectively. The increase in general and administrative expense during the three month period ended September 30, 2008 was due primarily to an increase in stock based compensation expense of approximately $91,000, increases in wage related and fringe benefit expenses of $92,000, offset by a decrease in legal expenses of $72,000. For the nine month period ended September 30, 2008 the increase was primarily due to an increase in stock based compensation expense of approximately $418,000 and wage related and fringe benefit expense of $273,000, offset by a decrease in legal fees of $146,000, recruiting fees of $71,000 and travel expenses of $78,000.

Interest Expense. Net interest expense for the three and nine month periods ended September 30, 2008 decreased from $114,752 and $329,891, respectively, in 2007 to $27,610 and $210,314 in 2008. This decrease is due primarily to the extinguishment of the Company’s outstanding convertible loans during the second and third quarters of 2008 and the decrease in the interest rate on the Company’s Prior Loan Agreement with Mr. Robert Howard which bore interest at the prime rate plus 1%. The interest rate decreased from approximately 9.25% in the first six months of 2007 to approximately 6.25% in the comparable period of 2008.

Provision for Income Taxes. The provision for income taxes for the three and nine month periods ended September 30, 2008 of $101,000 and $197,000, respectively, consists of an estimate for federal alternative minimum tax expense and various state income taxes based upon the estimated effective income tax rate for the full fiscal year.

Net Income/(Loss). As a result of the foregoing, the Company recorded net income of $2,094,574 or $0.05 per basic share for the three month period ended September 30, 2008 on revenue of $11,193,631 compared to a net loss of ($670,045) or ($0.02) per basic share on revenue of $6,259,541 for the three months ended September 30, 2007. The net income for the nine months ended September 30, 2008 was $4,035,320 or $0.10 per basic share on revenue of $28,175,136, compared to a net loss of ($2,063,593) or ($0.06) per basic share on revenue of $18,511,763 for the nine months ended September 30, 2007.

Backlog. The Company’s product backlog (excluding service and supplies) and deferred installation revenue as of September 30, 2008 totaled approximately $1,587,000 as compared to product backlog of $1,716,000 as of September 30, 2007. It is expected that the majority of the product backlog at September 30, 2008 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand, cash expected to be generated from continuing operations, as well as the availability of a credit line under the RBS Loan Agreement. At this point in time, our liquidity has not been materially impacted by the recent and unprecedented disruption in the current capital and credit markets and we do not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the capital and credit markets.

The RBS Loan Agreement replaces the Prior Loan Agreement with Mr. Robert Howard, the Company’s former Chairman of the Board of Directors, which was fully repaid and terminated on June 30, 2008. The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000. The borrowing base under the RBS Loan Agreement is limited to 80% of eligible accounts receivable or, if adjusted EBITDA (EBITDA is defined in the agreement as earnings before interest expense, income tax expense, depreciation, amortization and SFAS 123R stock option expense) for the quarter is greater than or equal to $1,250,000, then the Company will not be subject to a restriction as to availability of credit upon the borrowing base. In this event, the Company will be subject to compliance with a Total Funded Debt to Adjusted EBITDA covenant. As of September 30, 2008, the Company had $5,000,000 of available borrowing capacity. Unless earlier repaid, all amounts due and owing under the RBS Loan Agreement are required to be repaid on June 30, 2009, the stated termination date of the RBS Loan Agreement.

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

At September 30, 2008 the Company had current assets of $19,438,988, current liabilities of $7,018,780 and working capital of $12,420,208. The ratio of current assets to current liabilities was 2.8:1

Net cash provided by operating activities for the nine months ended September 30, 2008 was $7,625,171, compared to net cash used of $172,176 for the same period in 2007. The cash provided by operating activities for the nine months ended September 30, 2008 resulted from the net income of $4,035,320, a decrease in accounts receivable of $584,514 and increases in accrued expenses and deferred revenue totaling $912,928, plus non-cash items including, depreciation, amortization, loss on disposal of assets and interest expense associated with discount on convertible loans payable all totaling $1,360,900 and stock based compensation of $1,354,635 offset by increases in inventory of $15,280 and other current assets of $239,510, and a decrease in accounts payable of $368,336.

The net cash used for investing activities for the nine months ended September 30, 2008 was $2,534,214 compared to net cash used for investing activities of $449,682 for the same period in 2007. The net cash used for investing activities during 2008 consisted of additions to property and equipment of $534,214 and $2,000,000 for the acquisition of assets of CAD Sciences.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $1,609,996, compared to net cash provided by financing activities of $856,327 for the same period in 2007. The cash provided by financing activities during 2008 was due to cash received from the issuance of common stock relating to the exercise of stock options totaling $1,868,902, offset by the payment of convertible notes payable in the amount of $258,906.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations at September 30, 2008.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Lease Obligations*	$1,378,958	$213,072	$945,566	$220,320	$-
Total Contractual Obligations	$1,378,958	$213,072	$945,566	$220,320	$-

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2008, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2008 the Company issued an aggregate of 2,020,588 shares of its unregistered common stock at a price of $1.70 per share upon conversion of an aggregate of $3,435,000 of principal and interest owed to a total of ten individuals consisting of three directors, two executive officers, an employee and two former directors, (one of whom is a principal stockholder of the Company) and two accredited outside investors. No remuneration was paid or given to any party for soliciting the conversion of the amounts due under the Company’s 7.25% Convertible Promissory Notes. All of the common stock issuances were made in private transactions and the certificates issued to related parties representing the shares, contained legends regarding restriction on transfer under the Securities Act of 1933 (“Act”). The shares of common stock were issued under exemptions from registration under Sections 3(a)(9) and/or 4(2) of the Act.

The following table represents information with respect to purchases of common stock made by the Company during the three months ended September 30, 2008:

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchaed under the plans or programs
July 1 – July 31, 2008	14,990	$2.84	$-	$-
August 1 – August 31, 2008	-	$-	$-	$-
September 1 - September 30, 2008	-	$-	$-	$-
Total	14,990	$2.84	$-	$-

(1) Represents shares of common stock surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 7, 2008	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer,
Director

Date: November 7, 2008	By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks
Executive Vice President of Finance
and Chief Financial Officer, Treasurer