Form 10-K
period 2008-12-31
ICAD INC
filed 2009-03-06
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2008

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

Large Accelerated filer ☐                                                                                            Accelerated filer ☒.

Non-accelerated filer ☐.                                                                                              Smaller reporting company ☐
    (do not check if a smaller reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on June 30, 2008 was $97,833,906.  Shares of voting stock held by each officer and director and by each person who, as of June 30, 2008, may be deemed to have beneficially owned more than 5% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 1, 2009, the registrant had 45,348,218 shares of Common Stock outstanding.

Documents Incorporated by Reference:  Certain portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held in 2009 to be filed with the Commission are incorporated by reference into Part III of this report.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements.  These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in this report and in the Company’s  other filings with the United States Securities and Exchange Commission (“SEC”).  The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  Unless the context otherwise requires, the terms “iCAD”, “Company”, “we”, “our” and “us” means iCAD, Inc. and any consolidated subsidiaries.

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

Over the next four years the Company established itself as an industry-leading provider of CAD solutions for mammography. iCAD offers a comprehensive range of high-performance upgradeable products for use with mammography (digital radiography, computed radiography and film-based).  These solutions enable radiologists to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow.  Since iCAD received FDA clearance for its first breast cancer detection product in January 2002, nearly 3,000 iCAD systems have been placed in mammography facilities worldwide.

iCAD is also applying its patented detection technology and algorithms to the development of CAD solutions for use with virtual colonoscopy or CT Colonography (“CTC”) to improve the detection of colonic polyps. The Company’s pattern recognition and image analysis expertise are readily applicable to colonic polyp detection and the Company is developing a CTC CAD solution. The Company completed clinical testing of its CTC CAD product in the first quarter of 2009 and the Company is in the process of preparing a 510K premarket notification which we anticipate submitting to the FDA in March or April 2009.

In July 2008, iCAD expanded its portfolio of products with the acquisition of substantially all of the assets of 3TP LLC, dba CAD Sciences (“CAD Sciences”). The technology acquired is a pharmacokinetic based CAD technology that aids in the interpretation of contrast enhanced Magnetic Resonance Imaging (“MRI”) images. This transaction extends iCAD’s position beyond mammography CAD and provides the Company with a portfolio of advanced image analysis and workflow solutions for the early detection of some of the most prevalent cancers using digital mammography, MRI and Computed Tomography (“CT”).  iCAD believes that advances in MRI and CT are creating opportunities in the medical imaging sector. There is also significant synergy regarding customer call points, providing the iCAD sales team with additional products to sell.

Today the Company is an industry-leading provider of advanced medical image analysis and workflow solutions. iCAD's solutions aid the radiologist in the early detection of the most prevalent and treatable cancers, including breast and prostate cancer, and  the Company anticipates that its future products will aid in the detection of colon and lung cancer.

The iCAD website is www.icadmed.com.  At this website the following documents are available at no charge: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

The Company is headquartered in Nashua, New Hampshire with its principal research and development (“R&D”) center located in Beavercreek, Ohio, and a satellite R&D office in White Plains, New York.

Strategy

The Company intends to continue the extension of its superior image analysis and clinical decision support solutions for MRI and CT imaging.  iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD advance image analysis and workflow products. In the future, the Company expects to pursue the development of CAD products for select disease states that demonstrate one or more of the following attributes: it is clinically proven that screening has a significant impact on patient outcomes; there is an opportunity to lower health care costs; screening is non-invasive or minimally invasive; and public awareness of the disease is high or growing.

The Company is currently applying its patented detection technology, pharmacokinetics, and algorithms to products used to detect disease states where pattern recognition, image analysis, and clinical efficiency play a pivotal role.  For breast imaging the Company is developing CAD solutions for tomosynthesis (3-D mammography) and enhanced breast MRI to help radiologists find cancer earlier and work more efficiently. The Company believes that CAD for tomosynthesis has the potential to help radiologists better detect cancer and manage the workflow issues created by large 3D tomosynthesis datasets. The pharmacokinetics or second generation kinetics technology complements iCAD’s core competency in morphology (anatomy) based CAD solutions providing a platform for iCAD to produce next-generation MRI products delivering both kinetics and morphology technology in a single CAD solution. For colorectal cancer screening, iCAD is developing a CAD solution to help radiologists detect colonic polyps during their review of CTC exams.  These same technology principles are being used in iCAD’s development of a CT lung CAD solution.

CAD for prostate imaging is an emerging growth opportunity. Nearly one in six men over age 40 is afflicted with prostate cancer in the U.S. and 10% of those new cases are expected to be fatal. Current standards for detecting prostate cancer are antiquated and subject to accuracy issues. The current Prostate Specific Antigen blood test has a false negative rate approaching 15%, while only approximately 12% of men with abnormal tests actually have cancer. Biopsies miss at least 20% of all malignancies and underestimate the disease aggressiveness in up to 30% of men. Scientific evidence is growing that advanced imaging technologies will improve early detection, eliminate unnecessary procedures, and provide accurate image guidance for biopsies. Leaders from the medical field and academia are urging the current Presidential Administration, Congress, the National Institutes of Health and the Department of Defense to increase federal funding for research into imaging technologies for less invasive and more accurate diagnosis of prostate cancer. Workflow efficiencies and interpretation benefits associated with MRI CAD are also being realized in the emerging area of prostate MRI.

The Company is also exploring the role of MRI CAD in the early monitoring of cancer treatment. Today, monitoring of therapy is solely based on tumor size and the response is assessed “after the fact”, often resulting in patients and payers having to deal with ineffective treatment. The Company believes that an early-stage therapy monitoring solution that is simple and widely available could result in more effective cancer treatment plans.

Network connectivity, clinical workflow and timely processing of patient information are critical issues for radiology departments. Healthcare providers are working to stay competitive in a healthcare environment experiencing significant budget constraints.  iCAD expects to continue to provide powerful and flexible Digital Imaging and Communication in Medicine (“DICOM”) connectivity solutions.  Seamless integration of image analysis solutions with leading image processing systems, review workstations, and Picture Archiving and Communication Systems (“PACS”), from multiple vendors, will remain a focal point of its product development efforts.  Simpler and easier integration with existing clinical systems and connectivity benefits that support tele-radiology and remote viewing also remain focal points of its product development efforts.  The Company expects to continue to deliver digital technology workflow advantages by improving the efficiencies of key processes, from the ease in which radiologists can read and interpret studies or images to the speed at which large image datasets are managed, and high-priority images are processed through the system.

The Company, in 2008, increased its emphasis on the development and growth of residual and continuing revenue sources.  Fee per procedure purchase options have been implemented for the delivery of CAD solutions and the Company is also pursuing additional revenue sources related to service and extended maintenance revenue.

Market and Market Opportunities

Mammography CAD systems use sophisticated algorithms to analyze image data and mark suspicious areas in the image that may indicate cancer.  The locations of the abnormalities are marked in a manner that allows the reader of the image to reference the same areas in the original mammogram for further review.  The intent of CAD is to aid in the detection of potential abnormalities for the radiologist to review.  After initially reviewing the case films or digital images a radiologist reviews the CAD results and subsequently re-examines suspicious areas that warrant a second look before making a final interpretation of the study.  The radiologist determines if a clinically significant abnormality exists and whether further diagnostic evaluation is warranted.  As a medical imaging tool, CAD is most prevalent as an adjunct to mammography given the documented success of CAD for detecting breast cancer.

Approximately 36 million mammograms were performed in the United States in 2008. Although mammography is the most effective method for early detection of breast cancer; studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. More than half of the cancers missed are due to observational errors.  CAD, when used in conjunction with mammography, has been proven to help reduce the risk of these observational errors by as much as 20%. Earlier cancer detection typically leads to more effective, less invasive, and less costly treatment options which ultimately should translate into improved patient survival rates.  CAD as an adjunct to mammography screening is reimbursable in the United States under federal and most third party insurance programs.  This reimbursement provides economic support for the acquisition of CAD products by women’s healthcare providers.  Market growth has also been driven in recent years by the introduction of full field digital mammography (“FFDM”) systems.

In the United States, approximately 8,800 facilities (with approximately 13,000 mammography systems) were certified to provide mammography screening in 2008. Historically, these centers have used conventional film-based medical imaging technologies to capture and analyze breast images. Of the 8,800 certified facilities, approximately 45% have acquired FFDM systems. A FFDM system generates a digital image eliminating film used in conventional mammography.  The number of facilities converting to digital mammography systems continues to grow and has been fueled by the results reported in 2005 in the New England Journal of Medicine from the American College of Radiology Imaging Network’s (“ACRIN”) Digital Mammographic Imaging Screening Trial (“DMIST”).  The trial showed that there was no difference in accuracy between the two modalities for screening asymptomatic women in general. But for three subgroups of women (which represent over 60% of the population in the study), digital mammography performed better than film-based mammography.

While a double reading protocol is currently advocated as a standard of care in most European countries this is not the case in the United States.  Double reading requires substantially more resources, which are often not available considering the shortage of mammographers across the country. In view of the frequency of missed cancers and of the lack of resources for double reading as a standard of care, CAD in combination with review by a single radiologist is an alternative to double reading of mammography and may further reduce breast cancer mortality.

Breast cancer is one of the most prevalent forms of cancer and it is also responsible for the most number of cancer-related deaths among women in the European Union (“EU”).  The number of expected cancer cases will continue to rise as the incidence of cancer increases steeply with age and life expectancy.  According to the European Parliamentary Group on Breast Cancer, they expect approximately 269,000 new breast cancer cases will be reported and over 87,000 deaths per year.  On average 1 out of every 10 women in the EU is expected to develop breast cancer at some point in their life.  As a result, most countries in Western Europe have or are planning to implement Mammography screening programs resulting in an expected increase in the number of mammograms performed in the coming years.

Market Size and Share

The total CAD mammography market in the United States was projected to exceed $100 million in 2007 according to a 2006 Market Report from the Millennium Research Group. According to this same report, iCAD had 45% of the U.S. digital mammography CAD market with Hologic/R2 holding a 54% share.  Frost and Sullivan projects the CAD mammography market in the United States will reach $333.5 million in 2012, growing at a compounded rate of approximately 20.2%  between 2005 and 2012.

The use of MRI in the management of breast cancer has doubled since 2003, from 314,000 to 645,000 procedures as reported in a study published in 2008 by IMV Medical Information Division of Des Plaines, IL.  Confirma and InVivo are the market leaders in breast MRI CAD.

New Market Opportunities

Computed Tomography Applications and Colonic Polyp Detection
CT is a well-established and widely used imaging technology that has evolved rapidly over the last few years. CT equipment is used to image cross-sectional “slices” of various parts of the human body. When combined, these “slices” provide detailed volumetric representations of the imaged areas. The use of multi-detectors in CT equipment has progressed in just a few years from 4 slices to 8, 16, 64 slices and beyond, resulting in vastly improved image quality. The image quality improvements resulting from the increased number of slices per procedure and greatly increased imaging speeds have expanded the use of CT imaging in both the number of procedures performed as well as the applications for which it is utilized. It was estimated by Frost and Sullivan that over 70 million CT procedures would be performed in 2006 in the United States alone with an installed base of approximately 9,600 machines. While the increased number of cross sectional slices provides important and valuable diagnostic information, it adds to the challenge of managing and interpreting the large volume of data generated.  These challenges in CT imaging present opportunities for automated image analysis and clinical decision support solutions that the Company believes it is well positioned to develop and promote.

According to the American Cancer Society over 50,000 Americans will die from colon cancer and 140,000 people will be diagnosed with colon cancer this year. It is also the second leading cause of cancer deaths in spite of being highly preventable with early identification and removal of colorectal polyps. Several techniques including optical colonoscopy, which involves visualizing the inside of the colon with a specialized scope, exist for the early identification of polyps. More than 82 million Americans are over age 50, the recommended age for colorectal cancer screening, are eligible for colorectal cancer screening, however this technique remains highly under utilized with less than half of this population being tested. This reluctance can be directly linked to patients’ general discomfort with the invasive nature of this screening procedure.

Abundant research has been performed and CT techniques have evolved over more than a decade, to the point where CTC, as it is now performed today, has demonstrated itself as a valid and highly effective screening tool for colorectal cancer. ACRIN’s large multi-center National CT Colonography Trial of a screening population published in the September 18th, 2008 issue of the New England Journal of Medicine demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to colonoscopy.  In March of 2008, new consensus guidelines for screening for colorectal cancer (”CRC”) were jointly issued by the American Cancer Society (“ACS”), the American College of Radiology (ACR), and the U.S. Multi-Society Task Force on CRC.  The guidelines include recommendations for the use of CTC for CRC screening. Most surveys of patients that have had both traditional colonoscopy and CTC have also shown greater patient preference for CTC with most patients preferring continued CTC surveillance over traditional colonoscopic surveillance.  The Company believes that the ACRIN Study coupled with the 2008 consensus guidelines for screening for CRC are likely to increase the utilization of CTC.

CTC is a less invasive technique than traditional colonoscopy for imaging the colon.  CTC is performed with standard CT imaging of the abdomen while the colon is distended after subjecting the patient to a colon cleansing regimen.  Specialized software from third party display workstation and PACS vendors is then used to reconstruct and visualize the internal surface of the colon and review the CT slices. The process of reading a CTC exam can be lengthy and tedious as the interpreting physician is often required to traverse the entire length of the colon multiple times. CAD technology can play an important role in improving the accuracy and efficiency of reading CTC cases by automatically identifying potential polyps. CAD technology has been developed to aid radiologists in their review of CTC images as a means of improving polyp detection. The Company anticipates that CAD will become an important adjunct to CTC.

Magnetic Resonance Imaging Applications - Breast and Prostate Cancer Detection
In addition to mammography and CT imaging modalities, the interpretation of MRI exams also benefits from advanced image analysis and clinical decision support tools. Radiologists turn to MRI to examine the soft tissues, blood vessels, and organs in the head, neck, chest, abdomen, and pelvis to help them diagnose and monitor tumors, heart problems, liver diseases and other organs, such as breast and prostate for possible links to cancer. MRI uses magnets and radio waves instead of x-rays to produce very detailed, cross-sectional images of the body, and can be used to look specifically at those areas.

MRI is an excellent tool to detect breast cancer as well as prostate cancer. While MRI is a more expensive option than traditional mammography, it enables physicians to view tumors which may have been missed during routine screenings. The first breast MRI product received FDA clearance in 1991 for use as an adjunct to mammography. The ACS published new guidelines in the March/April 2007 CA: A Cancer Journal of Clinicians, recommending that women at high risk for breast cancer augment their annual mammogram with an annual breast MRI. The guidelines recommended MRI scans for women with a lifetime risk of breast cancer of 20%-25% or greater, including women with a strong family history of breast or ovarian cancer and women who were treated for Hodgkin’s disease.

The latest figures for prostate cancer, published in a Diagnostic Imaging article in January 2008, revealed that as many as 1 in 6 men over their lifetime will be affected by this disease and it was estimated that nearly 28,000 men will die from prostate cancer each year. Current prostate diagnostic tests have been shown to have high false positive and high false negative rates. MRI may be helpful in the detection of prostate cancer and CAD analysis can assist clinicians by colorizing areas of concern.

Products and Product Development

The table below presents the revenue and percentage of revenue attributable to our different product and services, in 2008, 2007 and 2006:

	For the year ended December 31,
	2008	%	2007	%	2006	%
Digital revenue	$26,735,782	71.3%	$16,429,450	61.7%	$10,287,510	52.2%
Film based revenue	7,436,529	19.8%	6,768,846	25.4%	6,519,503	33.1%
Service & supply revenue	3,319,237	8.9%	3,414,116	12.8%	2,914,345	14.8%
Total revenue	$37,491,548		$26,612,412		$19,721,358

Advanced Image Analysis and Workflow Solutions in Breast Imaging (Mammography)
iCAD develops and actively markets a comprehensive range of high-performance CAD solutions for both digital and film-based mammography systems.  iCAD’s SecondLook systems are based on sophisticated patented algorithms that analyze the data; automatically identifying and marking suspicious regions in the images.  The system provides the radiologist with a “second look” which helps the radiologist detect up to 72% of actionable missed cancers an average of 15 months earlier than screening mammography alone. SecondLook detects and identifies suspicious masses and micro-calcifications utilizing image processing, pattern recognition and artificial intelligence techniques. Knowledge from thousands of mammography images are incorporated in these algorithms enabling the product to distinguish between characteristics of cancerous and normal tissue.  The result is earlier detection of hard-to-find cancers, improved workflow for radiologists, and higher quality patient care.

The current version of the SecondLook product delivers the highest CAD performance in the Company’s history and provides clinical and workflow enhancements by improving mass detection performance and reducing the number of false positive CAD marks.

iCAD continues to develop CAD products for additional digital imaging (FFDM and computed radiography) providers including the release of solutions for Agfa Corporation, Sectra Medical Systems and Planmed in Europe at the end of 2008.  The Company is currently developing the next generation of SecondLook Digital CAD. Under development are advances in performance and “lesion metrics” that provide insight into CAD’s decision making process. Developmental work continues with PACS companies and iCAD is focused on developing new, more efficient ways of integrating CAD into PACS review workstations to create a streamlined workflow for mammography and potentially other specialties.

SecondLook Digital
SecondLook Digital is designed to function with leading digital mammography systems (FFDM and computed radiography) – including systems sold by GE Healthcare, Siemens Medical, Hologic, Inc., Sectra Medical Systems, Philips, IMS Giotto, Agfa Corporation, Planmed Oy, and enables optimal workflow for high volume clinics and facilities reading studies locally or remotely.  In addition, iCAD received FDA approval for its CAD product for use with Fuji’s Computer Radiography (“CR”) system in April 2008. iCAD believes it has strong development partnerships with leading imaging providers. The algorithms in SecondLook Digital products have been fine-tuned and optimized for each digital imaging provider based upon characteristics of their unique detectors.

SecondLook Digital is a computer server residing on a customer’s network that receives patient studies from the imaging modality, performs CAD analysis and sends the CAD results to PACS and/or review workstations. Workflow and efficiency are critical in digital imaging environments therefore iCAD has developed flexible, powerful DICOM integration capabilities that enable SecondLook Digital to integrate seamlessly with leading PACS archives and review workstations from multiple providers.  iCAD has worked with its OEM partners to ensure CAD results are integrated and easily viewed using each review workstation’s graphical user interface. To further improve efficiency and clinical efficacy, the most urgent or important patient studies can be prioritized and analyzed with CAD first.

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

Products for Converting Mammography Films to Digital Images
TotalLook MammoAdvantage™
The TotalLook MammoAdvantage (“TLMA”) system is iCAD’s second generation mammography specific digitizer. TLMA provides a comprehensive film-to-digital solution making it easier for facilities to transition from film to digital mammography. The product converts prior mammography films to digital images delivering high resolution digitized images to meet the critical specifications required for conversion of prior films. TLMA’s unique software offers configurable image resolution settings that enable the digitized and newly acquired digital images to be displayed at the same time. In moving to one review workstation for comparative review, users experience improvements in workflow, productivity and reduced discomfort associated with switching between a light box and a computer screen to view images.

The software provides flexible DICOM connectivity for seamless integration with leading review workstations, PACS and RIS systems. Specialized image compression techniques reduce files sizes up to 80%, minimizing long-term storage requirements.

Advanced Image Analysis and Workflow Solutions in MRI Imaging – Breast and Prostate
SpectraLook and VividLook™
iCAD’s breast and prostate MRI analysis solutions, SpectraLook and VividLook, provide radiologists with more diagnostic information by creating colorized images based on signal changes defined by tumor physiology. Innovative model-based algorithms provide radiologists with accurate, timely, and efficient contrast kinetic assessment of lesions.

The Company’s All Time Point (“ATP”) analysis is a second-generation algorithm that uses near continuous data sampling versus the prior generation that uses only three fixed time points, which may omit critical data from the analysis. The ATP analysis is based on an advanced pharmacokinetic model that calculates numerical values of key physiological parameters, allowing the user to assess the different biological processes taking place in malignant versus benign tumors. These key physiological markers can aid in the analysis of large MRI datasets.

CADvue™
CADvue image review and analysis software facilitates the analysis of ATP colorized images and quantitative data. The user can create standard and customized reports used by radiologists to communicate time-sensitive breast and prostate MRI study results to referring physicians. The reports provide detailed and comprehensive information used in the identification and analysis of abnormalities in the breast or prostate.

Advanced Image Analysis and Workflow Solutions in CT Colonography
VeraLook™
iCAD is currently engaged in the development of a CAD solution, VeraLook, to support detection of colonic polyps in conjunction with CTC. iCAD believes that CAD for CTC is a natural extension of iCAD’s core competencies in image analysis and image processing.  The Company expects this system will likely be offered in conjunction with third party display workstations and PACS vendors.  Field testing of the product was initiated in 2008 and iCAD executed an agreement with ACR Image Metrix, a division of the American College of Radiology (“ACR”), to conduct a multi-reader clinical study of iCAD’s CT Colon CAD product, for use with CTC. With this partnership, iCAD worked with ACR Image Metrix to develop and execute a clinical study to support FDA approval of a CT Colon CAD product.  ACR Image Metrix was launched by the ACR to leverage their thirty years of experience in conducting clinical research in part through ACRIN. Both ACR and ACRIN have a proven history in  developing trials that standardize the use of imaging technologies, image transmission and archive, reduce the size and cost of trials and produce more reliable results.

iCAD believes this partnership represents a major step forward in its development and commercialization of its Colon CAD product.  The Company’s expectation is that working with ACR Image Metrix, a group with significant expertise in radiology clinical trial management, will help put the Company in a position to submit required clinical data to the FDA in March or April 2009 and meet the Company goals for marketing this proposed product line.

Sales and Marketing

iCAD’s products for digital mammography are sold through its direct regional sales organization in the United States as well as through its OEM partners, including GE Healthcare, Fuji Medical Systems and Siemens Medical.  In Europe, iCAD distributes its mammography CAD solutions through OEM partners such as GE Healthcare, Siemens Medical, Agfa Corporation, Sectra Medical Systems, Planmed Oy, Fuji Medical Systems and IMS Giotto.  In 2006, iCAD entered into a supplier agreement with Fuji Medical Systems to supply its SecondLook Digital CAD product for use with Fuji’s CR system and received FDA approval in April 2008. Additionally, Siemens Medical, GE Healthcare, and Fuji Medical Systems distribute the TotalLook MammoAdvantage digitizer solution for comparative reading of prior films.

In 2008 iCAD expanded its domestic sales team by adding two experienced Sales Managers as well as two sales veterans who will drive the breast and prostate MRI business.  In 2008, iCAD bolstered its technical presence in Europe by adding a clinical applications person.

The Company’s products are marketed on the basis of their clinical superiority and their ability to help radiologists detect more cancers earlier, while seamlessly integrating into the clinical workflow of the radiologist.  In 2008 the Company launched a new branding campaign signifying its expansion beyond mammography CAD with the addition of MRI and CTC advanced image analysis and clinical decision support solutions. As part of its marketing efforts, iCAD has developed and executed a variety of public relations and local outreach programs with numerous iCAD customers and has created a new corporate video. Further investments were made in cultivating relationships with the leaders in breast, colon, and prostate CAD at national trade shows, including hosting a Physician Advisory Dinner held at the Radiological Society of North American (“RSNA”) meeting in December 2008, where industry leaders discussed the future of CAD in these modalities.  Funding supported attendance at more regional trade shows as well as the 7th Annual Symposium on Advances in Breast MRI in Las Vegas this past October. The Company expanded and further enhanced its presence at the RSNA  2008 while maintaining a presence in the booths of the Company’s OEM partners.

Competition

The Company currently faces direct competition in its mammography CAD business from Hologic, Inc. (which acquired R2 Technology, Inc. in July 2006) and, to a lesser extent from Carestream Health, Inc.  Imaging equipment manufacturers such as GE Healthcare, Siemens Medical, Philips Medical Systems and other medical imaging equipment manufacturers have explored the possibility of introducing their own versions of CAD and comparative reading products into the market, but thus far have not had a significant impact in the market.  The Company believes that current regulatory requirements present a significant barrier to entry in this market.

Confirma, Inc. and InVivo Corporation are the market leaders in breast MRI CAD. While they both have beta versions of a prostate MRI CAD solution, iCAD has the only commercial prostate MRI CAD solution in the U.S. at this time. The Company believes that its market leadership in mammography CAD provides it with a competitive advantage with the breast imaging community.

The Company anticipates additional competition in the CT Colon solutions market that it intends to enter. It expects competition will come from the traditional imaging CT equipment manufacturers such as, 3D Rendering and Analysis firms, as well as from emerging CAD companies.  Siemens Medical, GE Healthcare, and Philips Medical Systems currently offer or are in the process of developing polyp detection products.  The Company expects that these companies will offer a colonic polyp detection solution as an advanced feature of their image management and display products typically sold with their CT equipment. Several emerging CAD companies have also introduced solutions for colorectal polyp detection. Medicsight has a commercial product available in Europe and Asia. In January 2009, the FDA requested additional information from Medicsight on its Colon CAD product that had been submitted to the FDA at the end of 2008.

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

Manufacturing and Customer and Professional Services

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

iCAD’s Professional Services staff is comprised of a team of trained and specialized individuals providing comprehensive product support on a pre-sales and post-sales basis.  This includes pre-sale product demonstrations, product installations, applications training, and call center management (or technical support). The support center is the single point of contact for the customer, providing remote diagnostics, troubleshooting, training, and service dispatch.   Service repair efforts are generally performed at the customer site by third party service organizations or in the Company’s repair depot by the Company’s repair technicians.

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

Currently the Company has 25 issued patents covering its CAD and scanner technologies in the United States expiring between 2018 and 2025.  These patents help the Company maintain a proprietary position in these markets.   Additionally, the Company has 15 patent applications pending domestically, some of which have been also filed internationally, and it plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s CAD and digitizer technologies and products, including CAD for CT colon and lung and CAD for MRI breast and prostate.  In June 2006, the Company secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography.  In February 2003 the Company secured a patent license to United States, European, Canadian, and Japanese patents owned by Scanis, Inc., which relate broadly to CAD for breast cancer.

The Company believes it has all the necessary licenses from third parties for software and other technologies in its products.

Sources and Availability of Materials

The Company depends upon a limited number of suppliers and manufacturers for its products, and certain components in its products may be available from a sole or limited number of suppliers.  The Company's products are generally either manufactured and assembled for it by a sole manufacturer, by a limited number of manufacturers or assembled by it from supplies it obtains from a limited number of suppliers. Critical components required to manufacture these products, whether by outside manufacturers or directly, may be available from a sole or limited number of component suppliers.  The Company generally does not have long-term arrangements with any of its manufacturers or suppliers.  The loss of a sole or key manufacturer or supplier would impair its ability to deliver products to customers in a timely manner and would adversely affect its sales and operating results.  The Company’s business would be harmed if any of its manufacturers or suppliers could not meet its quality and performance specifications and quantity and delivery requirements.

Major Customers

In 2008 the Company had two major customers GE Healthcare and Fuji Medical Systems, which accounted for $9,986,179 and $7,063,325 or 27% and 19% of the Company’s revenues, respectively.  The Company’s major customer in 2007 was GE Healthcare which accounted for $7,609,313 or 29% of the Company’s revenues.  During the year ended December 31, 2006 the Company had two major customers GE Healthcare and Hologic, Inc., which accounted for $5,077,091 and $2,462,225, or 26% and 12% of the Company’s revenues, respectively.

Engineering and Product Development

The Company spent $7,121,334, $4,504,000, and $5,260,893 on research and development activities during the years ended December 2008, 2007 and 2006, respectively.  The research and development expenses for 2008 are primarily attributed to the increase in personnel to support the Company’s new product development efforts, subcontracting services relating to the clinical testing for our CT Colon product and patent development.

Employees

At March 1, 2009 the Company had 115 employees, 109 full-time, 4 co-ops and 2 part-time employees, with 39 involved in sales and marketing, 35 in research and development, 25 in service, technical support and operations functions, and 16 in administrative functions.  None of the Company’s employees are represented by labor organizations.  The Company believes its relations with its employees are good.

Backlog

The Company’s product backlog (excluding service and supplies) was approximately $1,137,000 at December 31, 2008 as compared to $1,869,000 on the corresponding date in 2007 and $1,019,000 at September 30, 2008.  The Company expects that the majority of the backlog at December 31, 2008 will be shipped within the 2009 fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Financial Geographic Information

The Company markets its products for digital mammography in the United States through its direct regional sales organization as well as through its OEM partners, including GE Healthcare, Fuji Medical Systems and Siemens Medical. Outside the United States the Company markets its products for digital mammography generally through its OEM partners, GE Healthcare, Siemens Medical, Agfa Corporation, Sectra Medical Systems, Planmed Oy, Fuji Medical Systems and IMS Giotto. Total export sales increased to approximately $2,930,000 or 8% of sales in 2008 as compared to $2,655,000 or 10% of total sales in 2007 and $1,022,000 or 5% of total sales in 2006.

The Company’s principal concentration of export sales is in Europe, which accounted for 61% of the Company’s export sales in 2008, 81% of export sales in 2007, and 91% of export sales is 2006. Of these sales 33% in 2008, 70% in 2007 and 77% in 2006 were in France.  The balance of the export sales in 2007 were primarily into Asia, Canada, Spain and Mexico.

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

Item 1A.         Risk Factors.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and/or in the future could affect, our operations.

We have incurred significant losses from inception through 2007 and there can be no assurance that we will be able to achieve and sustain future profitability.

We have incurred significant losses from inception through 2007, much of which were attributable to our former business lines.  Although we incurred net income of $4,356,189 during the fiscal year ended December 31, 2008 we may not be able to sustain profitability.

A limited number of customers account for a significant portion of our total revenues. The loss of a principal customer could seriously hurt our business.

Our principal sales distribution channel for our digital products is through our OEM partners. Our digital product revenue accounted for 71% and 62% of our total revenue for the years ended December 31, 2008 and 2007, respectively. In 2008 we had two major customers, GE Healthcare and Fuji Medical Systems, with 27% and 19% of our revenues, respectively.   In 2007 GE Healthcare was our major customer with 29% of our revenues. A limited number of major customers have in the past and may continue in the future to account for a significant portion of our revenues.  The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results.

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. These disruptions could adversely affect our ability to draw on our revolving credit facility, which is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our business, conduct acquisitions or make other discretionary investments.  Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flow and financial condition.

If goodwill and/or other intangible assets that we have recorded in connection with our acquisitions become impaired, we could have to take significant charges against earnings.

In connection with the accounting for our acquisitions we have recorded, or will record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

Our business is dependent upon future market growth and acceptance of full field digital mammography systems and digital computer aided detection products and advanced image analysis and workflow solutions for use with CT and MRI.

Our future business is substantially dependent on the continued growth in the market for full field digital mammography systems and digital computer aided detection products and advanced image analysis and workflow solutions for use with CT and MRI.  The market for these products may not continue to develop or may develop at a slower rate than we anticipate due to a variety of factors, including, the significant cost associated with the procurement of full field digital mammography systems and CAD products and CT and MRI systems, the generally weak economic conditions and the reliance on third party insurance reimbursement.  In addition we may not be able to successfully develop or obtain FDA clearance for our proposed product.

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

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenues and results of operations may fluctuate as a result of a variety of factors that are outside of our control including, but not limited to, general economic conditions, the timing of orders from our OEM partners, our OEM partners ability to manufacture and ship their digital mammography systems, our timely receipt by the FDA for the clearance to market our products, our ability to timely engage other OEM partners for the sale of our products, the timing of product enhancements and new product introductions by us or our competitors, the pricing of our products, changes in customers’ budgets, competitive conditions and the possible deferral of revenue under our revenue recognition policies.

We may need additional financing to implement our strategy and expand our business.

We may need additional debt or equity financing beyond any amounts generally available to us to pursue our strategy and increase revenue or to finance our business.  Any additional financing that we need may not be available and, if available, may not be available on terms that are acceptable to us. Our failure to renew our existing credit facility or obtain any additional financing on a timely basis, or on economically favorable terms, could prevent us from continuing our strategy or from responding to changing business or economic conditions, and could cause us to experience difficulty in withstanding adverse operating results or prevent us from competing effectively.

Changes in or non-reimbursement of procedures by Medicare or other third-party payers may adversely affect our business.

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

With respect to our proposed CTC CAD solution, we believe that the ACRIN Study coupled with the 2008 consensus guidelines for screening for CRC are likely to increase the utilization of CTC.  The U.S. Centers for Medicare and Medicaid has initiated a National Coverage Determination process for CTC.  A favorable determination is likely to increase the utilization of virtual colonoscopy or CTC while an unfavorable determination will likely not increase the utilization or increase the utilization at a slower pace which could adversely affect our proposed CTC CAD solution.

There is no guaranty that any of the products which we are developing or are contemplating developing will become eligible for reimbursements or health insurance coverage at favorable rates or even at all or maintain eligibility.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact of the same on our operations or the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting.  We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2008 and will  continue to do so for future fiscal periods.  Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

Our business is subject to The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and changes to or violations of these regulations could negatively impact our revenues.

HIPAA mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the nation’s healthcare system. HIPAA requires the United States Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment, eligibility and remittance advices, or “transaction standards,” privacy of individually identifiable health information, or “privacy standards,” security of individually identifiable health information, or “security standards,” electronic signatures, as well as unique identifiers for providers, employers, health plans and individuals and enforcement. Final regulations have been issued by DHHS for the privacy standards, certain of the transaction standards and security standards.

As a covered entity, we are required to comply in our operations with these standards and are subject to significant civil and criminal penalties for failure to do so. In addition, in connection with providing services to customers that also are healthcare providers, we are required to provide satisfactory written assurances to those customers that we will provide those services in accordance with the privacy standards and security standards. HIPAA has and will require significant and costly changes for us and others in the healthcare industry. Compliance with the privacy standards became mandatory in April 2003 and compliance with the security standards became mandatory in April 2005.

Like other businesses subject to HIPAA regulations, we cannot fully predict the total financial or other impact of these regulations on us. The costs associated with our ongoing compliance could be substantial, which could negatively impact our profitability.

The markets for many of our products are subject to changing technology.

The markets for many products we sell are subject to changing technology, new product introductions and product enhancements, and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render our existing products obsolete or result in short product life cycles or our inability to sell our products without offering a significant discount.  Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products.

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

Item1B.	Unresolved Staff Comments.

        None.

Item 2.	Properties.

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

The Company leases an approximately 23,000 square foot facility for its research and development group located at 2689 Commons Blvd, Suite 100, Beavercreek, Ohio for approximately $446,000 per year pursuant to a lease which expires in December 2010.  The lease may be renewed for two additional terms of five years each.   In November 2005, the Company subleased approximately 6,000 square feet of office space at the facility at an average rate of approximately $93,000 per year through December 2010.  In August 2007 the Company subleased approximately another 6,000 square feet of office space at the facility at an average rate of approximately $84,000 per year through December 2010.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing and office space in White Plains, New York as a result of the asset acquisition of CAD Sciences in July 2008.

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

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”.   The following table sets forth the range of high and low sale prices for each quarterly period during 2008 and 2007.

Fiscal year ended
December 31, 2008	High	Low
First Quarter	$2.78	$1.62
Second Quarter	3.85	2.40
Third Quarter	4.60	2.51
Fourth Quarter	3.16	0.90

Fiscal year ended
December 31, 2007
First Quarter	$5.06	$2.85
Second Quarter	4.24	2.47
Third Quarter	4.21	2.59
Fourth Quarter	3.35	1.65

As of March 1, 2009 there were 257 holders of record of the Company's common stock.   In addition, the Company believes that there are in excess of 525 holders of its common stock whose shares are held in “street name”.

The Company has not paid any cash dividends on its common stock to date, and the Company does not expect to pay cash dividends in the foreseeable future.  Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, and other factors considered relevant by the Company's Board of Directors. There are no non-statutory restrictions on the Company's present ability to pay dividends.

See Item 12 of this Form 10-K for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2008.

Item 6.	Selected Financial Data.

The financial data set forth below should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements as of and for the years ended December 31, 2008, 2007 and 2006 and the related notes included elsewhere in this report and in our prior reports on Form 10-K.  The historical results of operations are not necessarily indicative of future results.

Selected Statement of Operations Data
	Year Ended December 31,
	2008 (1)	2007 (1)	2006 (1)	2005	2004
Total Revenue	$37,491,548	$26,612,412	$19,721,358	$19,769,822	$23,308,462
Gross margin	31,315,518	21,355,308	15,430,540	15,133,765	16,775,166
Gross margin %	83.5%	80.2%	78.2%	76.5%	72.0%
Total operating expenses	26,549,729	22,459,111	21,869,219	19,888,292	17,042,385
Income (loss) from operations	4,765,789	(1,103,803)	(6,438,679)	(4,754,527)	(267,219)
Interest expense - net	174,600	434,729	199,279	3,961	561,044
Provision for income taxes	235,000	-	-	-	-
Net income (loss)	4,356,189	(1,538,532)	(6,637,958)	(4,758,488)	(828,263)
Net income (loss) available to common stockholders	4,356,189	(1,606,292)	(6,754,158)	(4,880,218)	(961,263)
Net income (loss) per share
Basic	0.10	(0.04)	(0.18)	(0.13)	(0.03)
Diluted	0.10	(0.04)	(0.18)	(0.13)	(0.03)

Weighted average shares outstanding
Basic	41,704,374	38,351,345	36,911,742	36,627,696	34,057,775
Diluted	42,748,052	38,351,345	36,911,742	36,627,696	34,057,775

(1) iCAD, Inc. adopted the provision of SFAS 123R, "Share Based Payment", effective Janury 1, 2006, the beginning of fiscal 2006. As a result, the results of operations for fiscal 2008, 2007 and 2006 included incremental share-based payments over what would have been recorded had the Company continued to account for share-based compensensation under APB No. 25 "Accounting for Stock Issued to Employees".    See Note 5 of the Notes to Consolidated Financial Statements.

Selected Balance Sheet Data
	As of December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$13,115,715	$4,348,729	$3,623,404	$4,604,863	$8,008,163
Total current assets	20,585,813	12,950,759	10,558,300	11,256,855	14,289,588
Total assets	73,189,731	61,730,678	60,289,673	61,527,835	65,136,107
Total current liabilities	6,897,406	10,624,085	6,488,511	8,166,756	5,990,562
Convertible revolving loans payable to related party, including current portion	-	2,258,906	2,258,906	258,906	300,000
Convertible loans payable to related parties, including current portion	-	2,793,382	2,784,559	-	-
Convertible loans payable to non-related parties, including current portion	-	684,559	663,970	-	-
Note payable, current	-	-	375,000	1,875,000	3,375,000
Stockholders' equity	66,292,325	48,847,687	47,971,727	52,727,173	56,970,545

Item7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis and workflow solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, expandable Computer-Aided Detection (CAD) systems and workflow solutions for mammography (film-based, digital radiography (DR) and computed radiography (CR), Magnetic Resonance Imaging (MRI), and Computed Tomography (CT)). iCAD’s solutions aid in the early detection of the most prevalent cancers including breast, prostate and colon cancer.  Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Computer-enhanced breast and prostate MRI analysis streamlines case interpretation workflow and generates more robust information for more effective patient treatment.  CAD for mammography screening is also reimbursable in the United States under federal and most third-party insurance programs.  Since receiving FDA approval for the Company’s first breast cancer detection product in January 2002, nearly three thousand of iCAD’s CAD systems have been placed in mammography practices worldwide.  iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

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

The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection to its product development efforts. Our focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care.  iCAD expects to pursue development or acquisition of products for select disease states that demonstrate one or more of the following: it is clinically proven that screening has a significant positive impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years.  We expect that the market for virtual colonoscopy will grow for the procedures for early detection of colon cancer, combined with the recent results of the National CT Colonography Trial.  This Trial demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to colonoscopy.  CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has developed a product for computer aided detection of polyps in the colon using CTC and is currently in clinical trials.  The clinical trial is expected to be concluded in the first quarter of 2009. Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.

The Company’s CAD systems include proprietary algorithm and other technology together with standard computer and display equipment. CAD systems for the film-based analog mammography market also include a radiographic film digitizer, manufactured by the Company and others for the digitization of film-based medical images.  In July 2008, the Company acquired pharmaco-kinetic based CAD products that aid in the interpretation of contrast enhanced MRI images of the breast and prostate and began marketing these products in the fourth quarter of 2008.

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

Revenue Recognition

Revenue is generally recognized when the product ships provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable, collectability is probable and there are no uncertainties regarding customer acceptance. The Company considers the guidance for revenue recognition in the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  The Company’s revenue transactions can on occasion include product sales with multiple element arrangements, generally for installation.  The elements are considered separate units of accounting because the delivered product has stand alone value to the customer and there is objective and reliable evidence of the fair value of the undelivered items.  Revenue under these arrangements is allocated to each element based on its estimated relative fair market value. Fair market value is determined using entity specific and third party evidence. A portion of the arrangement consideration is recognized as revenue when the product is shipped and a portion of the arrangement consideration is recognized as revenue when the installation service is performed.  The value of the undelivered elements includes the fair value of the installation.

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

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments.  Credit limits are established through a process of reviewing the financial history and stability of each customer.  Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits.  The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible.  The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts.  An amount would be written off against the allowance after all attempts to collect the receivable had failed.  Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2008 is adequate.

Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory primarily based upon estimated usage of its inventory as well as other factors.

Long Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  Intangible assets subject to amortization consist primarily of patents, technology intangibles and trade name purchased in the acquisition of ISSI in June 2002, CADx in December 2003 and the acquisition of assets from CAD Sciences in July 2008.  These assets are amortized on a straight-line basis over their estimated useful lives of 5 to 10 years.

Goodwill

The Company follows the provision of FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for acquired goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are no longer amortized and are tested for impairment at least annually.

The Company’s goodwill arose in connection with the acquisition of ISSI in June 2002 and with the acquisition of CADx in December 2003.  The Company operates in one segment and as one reporting unit since its products perform the same basic function, have common sales channels and resellers, and are developed and supported by one central staff.  Therefore, the Company assumes market capitalization is the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment date of October 1, multiplied by the number of common shares outstanding) of the Company.  The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value in accordance with paragraph 23 of SFAS 142, which notes that quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement.   The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists.

No goodwill impairment loss was recorded in 2008 or 2007.  For 2008 and 2007, the Company performed the step one fair value comparison as of October 1, 2008 and October 1, 2007. At both dates the Company’s market capitalization exceeded its carrying value. A control premium was not a determining factor in the outcome of step one of the impairment assessment.

At December 31, 2008, the Company’s market capitalization fell below its carrying value.  The Company applied a reasonable control premium to its market capitalization at that time to determine a reasonable fair value, which exceeded the Company’s carrying value as of that date. The inclusion of a control premium of at least 30% of the Company’s marketable capitalization was needed or its carrying value at December 31, 2008 would have exceeded fair value.  The Company believes that including a control premium at or above this level is supported by recent transaction data in its industry.

Considering that inherent market fluctuations may affect any individual closing price, the Company also used a 40-day duration to determine fair value by multiplying the shares outstanding by the average market price of its common stock over a 20-day period before and a 20-day period after its lowest closing stock price in the fourth quarter.  While the market capitalization was below the Company’s carrying value at both 20 day periods, the inclusion of a control premium of at least 10% and 13% respectively, for the 20-day period before and the 20-day period after its lowest closing stock price in the fourth quarter, fair value would have exceeded carrying value.

As evidenced above, the Company’s stock price and control premium are significant factors in assessing its fair value for purposes of the goodwill impairment assessment. The Company believes that its market capitalization alone does not fully capture the fair value of its business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of the Company.  As such, in determining fair value, the Company adds a control premium to its market capitalization, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company.

The Company’s stock price can be affected by, among other things, changes in industry or market conditions, economic conditions, changes in its results of operations, and changes in its forecasts or market expectations relating to future results. Significant events in the financial markets and in macroeconomic conditions globally have recently contributed to volatility in the Company’s stock price and a significant decline in its stock price during the fourth quarter of 2008. On numerous occasions during the fourth quarter, the Company’s stock price was high enough that its market capitalization exceeded its carrying value without giving effect to a control premium. The current macroeconomic environment, however, continues to be challenging and the Company cannot be certain of the duration of these conditions and their potential impact on its stock price performance or operations.

Product Warranties

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends and costs, and the volume of product returns during the warranty period.

Stock Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors.  The Company grants to employees, directors and contractors, restricted stock and/or options to purchase common stock at an option price equal to the market value of the stock at the date of grant.  Prior to the effective date of Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), the Company applied Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, for its stock option grants. APB 25 provides that the compensation expense relative to its stock options is measured based on the intrinsic value of the stock option at date of grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, prior periods are not restated. The Company used the Black-Scholes and Lattice option pricing models which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS 123R.  Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations for the fiscal 2008, 2007 and 2006 periods.

Income Taxes

The Company follows the liability method under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns.  The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2008, 2007 and 2006 as it is more likely than not that the deferred tax asset will not be realized.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Revenue. Revenue for the year ended December 31, 2008 was $37,491,548 compared with revenue of $26,612,412 for the year ended December 31, 2007 for an increase of $10,879,136 or 40.9%.  In 2008 sales of iCAD’s digital CAD solutions increased $10,306,332 or 62.7% to $26,735,782 compared to sales of $16,429,450 in 2007.  This increase is due primarily to the release, early in the second quarter of 2008, of the Company’s SecondLook® Digital CAD for sale with Fujifilm Computed Radiography for Mammography (“FCRm”) systems, of approximately $7,063,325, as well as an increase in business from the Company’s other OEM customers due to the continued increased global demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology for the detection of breast cancer.

In April 2008 the Company announced that its SecondLook Digital CAD system for mammography received approval from the FDA for sale with Fuji’s FCRm system.  SecondLook Digital for FCRm is the first CAD product approved and available in the U.S. for use with computer radiography.

Revenue from iCAD’s film based product increased 9.9% or $667,683 for the year ended December 31, 2008, to $7,436,529 in 2008 compared to $6,768,846 in 2007.  While the transition to digital technology has had a significant positive impact on overall performance, the film based products are a mature product line.  However, film based product revenue has benefited from demand for the Company’s TotalLook Mammo Advantage product that is used for digitizing film based prior mammography exams for comparative reading with current mammography exams.  In addition, a new version of the Company’s TotalLook product, the TotalLook Mammo Advantage, was introduced late in the first quarter of 2008 and the Company has received favorable customer response to this product.

Service and supply revenue decreased 2.8% for the year ended December 31, 2008, to $3,319,237 compared to $3,414,116 in 2007.  The decrease in the Company’s service revenue in 2008 is due primarily to a reduction in time and material billings for repair services and related parts sales due in part to certain of its older film based analog products no longer being supported, offset by increased service contract revenue on the Company’s digital and TotalLook products.

The table below presents the revenue attributable to different product and service, in 2008 and 2007:
	For the year ended December 31,
	2008	2007	Change	% Change
Digital revenue	$26,735,782	$16,429,450	$10,306,332	62.7%
Film based revenue	7,436,529	6,768,846	667,683	9.9%
Service & supply revenue	3,319,237	3,414,116	(94,879)	-2.8%
Total revenue	$37,491,548	$26,612,412	$10,879,136	40.9%

Gross Margin. Gross margin increased to 83.5% for the year ended December 31, 2008 compared to 80.2% for the year ended December 31, 2007.  The increase in gross margin is primarily attributable to increased volume of the Company’s digital products which have a higher gross margin than its film based products which include more hardware components and the realization of some average selling price increases and some component cost reductions.

Engineering and Product Development.  Engineering and product development costs for the year ended December 31, 2008 increased by $2,617,334 or 58.1%, from $4,504,000 in 2007 to $7,121,334 in 2008.  The increase in engineering and product development costs was primarily due to an increase in personnel and related costs of $1,267,000, resulting from staff increases to support the Company’s product development efforts, including its new MRI products, $847,000 in subcontracting services relating to the clinical trial for its CT Colon product, $234,000 in amortization expense and $47,000 in rent expense relating to the asset acquisition of CAD Sciences in the third quarter of 2008 and $67,000 in stock based compensation expense. In addition, during the 2008 period the Company experienced an increase in rent, travel, telephone, data collection, depreciation, legal and computer supplies totaling $246,000.  These expenses were offset by decreases of $48,000 in relocation expense and $34,000 in recruiting expense.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2008 increased by $1,181,603 or 11.0%, from $10,780,304 in 2007 to $11,961,907 in 2008.  The increase in marketing and sales expense primarily resulted from an increase in personnel and related costs of $810,000, increased sales commissions due to increased revenue of $515,000, increased advertising, trade show and travel expenses of $348,000, rebranding cost associated with our new MRI CAD products of $202,000 and stock based compensation of $82,000, which were offset by decreases in consulting and subcontracted services of $451,000, warranty related costs of $200,000 and freight and depreciation expenses totaling $105,000.

General and Administrative. General and administrative expenses for the year ended December 31, 2008 increased by $291,681 or 4.1%, from $7,174,807 in 2007 to $7,466,488 in 2008.  The increase in general and administrative expenses for the year ended December 31, 2008 was primarily due to an increase in stock based compensation expense of approximately $462,000, additional wage related and fringe benefit expenses of $102,000 and consulting services of $73,000, offset by decreases in legal fees of $152,000, travel and telephone expenses of $119,000 and recruiting fees of $74,000.

Other (Income) Expense Net. Net interest expense for the year ended December 31, 2008 decreased from $434,729 in 2007 to $174,600 in 2008. This decrease is due primarily to the conversion of the Company’s outstanding convertible loans during the second and third quarters of 2008 and the decrease in the interest rate on the Company’s Prior Loan Agreement with its former Chairman which bore interest at the prime rate plus 1%.  The interest rate decreased from approximately 9.25% in 2007 to approximately 6.25% in 2008.

Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2008 of $235,000 consists of an estimate for federal alternative minimum tax expense and various state income taxes based upon the estimated effective income tax rate for the full fiscal year.

Net Income/(Loss). As a result of the foregoing, the Company recorded net income of $4,356,189 or $0.10 per basic and diluted share for the year ended December 31, 2008 on revenue of $37,491,548, compared to a net loss of ($1,606,292) or ($0.04) per basic share on revenue of $26,612,412 for the year ended December 31, 2007.

Backlog.  The Company’s product backlog (excluding service and supplies) was approximately $1,137,000 at December 31, 2008 as compared to $1,869,000 on the corresponding date in 2007 and $1,019,000 at September 30, 2008.  The Company expects that the majority of the backlog at December 31, 2008 will be shipped within the 2009 fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Revenue. Revenue for the year ended December 31, 2007 was $26,612,412 compared with revenue of $19,721,358 for the year ended December 31, 2006 for an increase of $6,891,054 or 34.9%.  In 2007 sales of iCAD’s digital CAD products increased $6,141,940 or 59.7% to $16,429,450, compared to sales of $10,287,510 in 2006.  This was due to a substantial increase in the market adoption of FFDM equipment and strong continued demand for digital CAD technology for the detection of breast cancer used in conjunction with FFDM.

This shift in sales to FFDM and the associated CAD technology had generally slowed sales of the Company’s film based analog technology.  While the transition to digital technology had a significant positive impact on the Company’s overall financial performance in 2007, the Company’s film based analog products was a mature product line. Despite the overall market shift to digital CAD equipment during 2007 the Company realized a strong demand for its TotalLook™  product that is used for digitizing the results of prior film based mammography exams, for comparative reading with current digital mammography exams. The TotalLook product, which was included in the Company’s film based analog revenue, provides a comprehensive film-to-digital solution making it easier for mammography facilities to transition from film to digital mammography.  Sales of iCAD’s film based analog products increased 3.8% or $249,343 to $6,768,846 for the year ended December 31, 2007 compared to $6,519,503 for the year ended December 31, 2006.

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

The table below presents the revenue attributable to different product and service, in 2007 and 2006:
	For the year ended December 31,
	2007	2006	Change	% Change
Digital revenue	$16,429,450	$10,287,510	$6,141,940	59.7%
Film based revenue	6,768,846	6,519,503	249,343	3.8%
Service & supply revenue	3,414,116	2,914,345	499,771	17.1%
Total revenue	$26,612,412	$19,721,358	$6,891,054	34.9%

Gross Margin. Gross margin increased to 80.2% for the year ended December 31, 2007 compared to 78.2% for the year ended December 31, 2006.  The increase in gross margin was primarily attributable to increased sales of the Company’s digital products, which have a slightly higher gross margin than its film based analog products which include more hardware components.

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

General and Administrative. General and administrative expenses for the year ended December 31, 2007 decreased by $204,639 or 2.8%, from $7,379,446 in 2006 to $7,174,807 in 2007.  The decrease in general and administrative expenses for the year ended December 31, 2007 was due primarily to severance and related separation costs of approximately $700,000 in 2006 in connection with the resignation of the Company’s former Chief Executive Officer in May 2006.  These costs included $258,000 in share-based compensation under SFAS 123R due to the modification of options in connection with his separation agreement with the Company.  The decrease in general and administrative expense in 2007, also included a reduction of approximately $489,000 in legal expenses principally associated with the Company’s patent arbitration proceeding with R2 Technology, Inc. which was settled in April of 2006 and a decrease of $200,000 in amortization expense due to fully amortized assets associated with the Company’s acquisition of CADx in 2003.   These decreases in expenses were partially offset by increases in personnel and salaries, employee bonus accrual and expenses associated with the Company’s new office facility totaling approximately $854,000 and an increase of approximately $136,000 in stock-based compensation expense, to $880,000 in 2007 compared to $744,000 for the same period in 2006.

Interest Expense Net. Net interest expense for the year ended December 31, 2007 increased from $199,279 in 2006 to $434,729 in 2007.   This increase was due primarily to a full year of interest expense realized on the Convertible Promissory Notes issued by the Company in June 2006 and September 2006 offset by interest income of $74,145 and $102,963 in 2007 and 2006, respectively.

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

Backlog.  The Company’s product backlog (excluding service and supplies) as of December 31, 2007 totaled approximately $1,731,000 as compared to $2,566,000 as of December 31, 2006.   As expected that the majority of the backlog at December 31, 2007 was shipped within the 2008 fiscal year.  Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period, as much of the Company’s product is booked and shipped within the same quarter.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand, cash expected to be generated from continuing operations, as well as the anticipated availability of a credit line under the RBS Loan Agreement.  At this point in time, our liquidity has not been materially impacted by the recent and unprecedented disruption in the current capital and credit markets and we do not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the capital and credit markets.

The RBS Loan Agreement replaces the Prior Loan Agreement with Mr. Robert Howard, the Company’s former Chairman of the Board of Directors, which was fully repaid and terminated on June 30, 2008.  The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000. The borrowing base under the RBS Loan Agreement is limited to 80% of eligible accounts receivable or, if adjusted EBITDA (EBITDA is defined in the agreement as earnings before interest expense, income tax expense, depreciation, amortization and SFAS 123R stock option expense) for the quarter is greater than or equal to $1,250,000, then the Company will not be subject to a restriction as to availability of credit upon the borrowing base.  In this event, the Company will be subject to compliance with a Total Funded Debt to Adjusted EBITDA covenant. As of December 31, 2008, the Company had $5,000,000 of available borrowing capacity. Unless earlier repaid, all amounts due and owing under the RBS Loan Agreement are required to be repaid on June 30, 2009, the stated termination date of the RBS Loan Agreement. The Company expects to renew the loan agreement at June 30, 2009.

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

In connection with the RBS Loan Agreement and the Revolving Note, the Company entered into a Negative Pledge Agreement dated June 30, 2008 and made in favor of RBS.  Pursuant to the Negative Pledge Agreement, the Company agreed, among other things, (i) not to incur any liens, other than as permitted under the RBS Loan Agreement, with respect to the Company’s intellectual property and (ii) not to sell or assign, other than for fair consideration in the ordinary course of business, the Company’s intellectual property.  In addition, the Company assigned all its assets to RBS wherever located and whether now owned or hereafter acquired, including, without limitation, all inventory, machinery, equipment, fixtures and other goods.

The Company's ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow.  If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.

Working capital increased by $11,361,733 to $13,688,407 at December 31, 2008 from $2,326,674 at December 31, 2007.  The ratio of current assets to current liabilities at December 31, 2008 and 2007 was 3.0 and 1.2, respectively.  The increase in working capital is primarily due to the increase in cash generated from operations and a reduction of convertible loans payable.

Net cash provided by operating activities for the year ended December 31, 2008 was $9,777,931 compared to net cash provided of $574,569 for the same period in 2007.  The cash provided by operating activities for the year ended December 31, 2008 resulted from the net income of $4,356,189, decrease in accounts receivable and inventory of $1,030,295 and $349,870, respectively, and increases in accounts payable, accrued interest and deferred revenue totaling $473,500, plus non-cash items including, depreciation, amortization, loss on disposal of assets and interest expense associated with discount on convertible loans payable all totaling $1,886,962 and stock based compensation of $1,862,630 offset by an increase in other current assets of $131,233, and a decrease in accrued expenses of $50,282.

The net cash used for investing activities for the year ended December 31, 2008 was $2,620,941 compared to $714,341 used for the same period in 2007.  The net cash used for investing activities during 2008 consisted of additions to patents, technology asset and property and equipment totaling of $620,941 and $2,000,000 for the acquisition of the assets of CAD Sciences.

Net cash provided by financing activities for the year ended December 31, 2008 was $1,609,996, compared to net cash provided by financing activities of $865,097 for the same period in 2007.   The cash provided by financing activities during 2008 was due to cash received from the issuance of common stock relating to the exercise of stock options totaling $1,868,902, offset by the payment of convertible notes payable in the amount of $258,906.

The following table summarizes as of December 31, 2008, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Lease Obligations*	$1,256,856	$567,983	$688,873	$-	$-
Total Contractual Obligations	$1,256,856	$567,983	$688,873	$-	$-
* The Company’s lease obligations is shown net of sublease amounts.

Effect of New Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating what the impact of adoption of this pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP APB 14-1 should be applied retrospectively for all periods presented. The Company is currently evaluating what the impact of adoption of this pronouncement will have on its consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The adoption of this standard only resulted in additional disclosure requirements and had no impact on the Company’s financial condition or results of operations.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company currently evaluating the impact of FSP 157-2 on nonfinancial assets and nonfinancial liabilities, but do not expect the adoption to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date (including prior acquisitions) generally will affect income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 except for income taxes, as noted above.  The Company is currently evaluating the impact of the adoption of SFAS 141R on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. SFAS 159 also establishes additional disclosure requirements for these items stated at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.   The Company did not elect to adopt the fair value option under this statement.

Item7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item8.	Financial Statements and Supplementary Data.

See Financial Statements and Schedule attached hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, is responsible for the preparation and integrity of the Company's Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) for the Company and all related information appearing in this Annual Report on Form 10-K.

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

The Company employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting.  Management of the Company has assessed the Company's internal control over financial reporting to be effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which is included below.

To the Board of Directors and Stockholders of iCAD, Inc.
Nashua, New Hampshire

To the Board of Directors and Stockholders of iCAD, Inc.
Nashua, New Hampshire

We have audited iCAD, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iCAD, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, iCAD, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iCAD, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Boston, Massachusetts
March 5, 2009

Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2008, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on that evaluation, there has been no such change during such period.

Item 9B.         Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our directors and executive officers is incorporated by reference from our 2009 Definitive Proxy Statement to be filed with respect to our 2009 Annual Meeting of Shareholders (“2009 Definitive Proxy Statement”) to be filed with the SEC not later than 120 days following the close of the fiscal year ended December 31, 2008.

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all employees.  Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.
98 Spit Brook Road, Suite 100
Nashua, NH 03062
Attention: Corporate Secretary

Item 11.          Executive Compensation.

The information required under this item is hereby incorporated by reference from our 2009 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is hereby incorporated by reference from our 2009 Definitive Proxy Statement.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is hereby incorporated by reference from our 2009 Definitive Proxy Statement.

Item 14.          Principal Accounting Fees and Services.

The information required under this item is hereby incorporated by reference from our 2009 Definitive Proxy Statement.

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

2(a)
Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer. [incorporated by reference to Annex A of the Company’s proxy statement/prospectus dated May 24, 2002 contained in the Registrant’s Registration Statement on Form S-4, File No. 333-86454].

2(b)
Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett [incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K for the event dated December 31, 2003].

2(c)
Asset Purchase Agreement as of dated June 20, 2008 between the Registrant and 3TP LLC dba CAD Sciences [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008]. **

3 (a)
Certificate of Incorporation of the Registrant as amended through July 18, 2007 [incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 2007].

3(b)	Amended and Restated By-laws of the Registrant [incorporated by reference to Exhibit 3 (b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2007].

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

10(gg)
Lease Agreement dated December 6, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH [incorporated by reference to Exhibit 10(mm) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].

10(hh)
Employment Agreement dated October 20, 2006 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10(nn) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].*

10(ii)
Option Agreement dated November 3, 2006 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10(oo) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].*

10(jj)	2007 Stock Incentive Plan [incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 13, 2007]. *

10(kk)
Addendum No. 20 dated May 6, 2008, extending the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and the Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10.1 of the  Registrant’s report on Form 10-Q filed with the SEC on May 8, 2008].

10(ll)
Escrow Agreement dated as of July 18, 2008 by and among the Registrant, 3TP LLC dba CAD Sciences and U.S. Bank National Association [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008].

10(mm)
Loan and Security Agreement dated June 30, 2008 by and between the Registrant and RBS Citizens, N.A. [incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K for the event dated June 30, 2008]. **

10(nn)
Revolving Note dated as of June 30, 2008 made by the Registrant in favor of RBS Citizens, N.A. [incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K for the event dated June 30, 2008].

10(oo)
Negative Pledge Agreement dated June 30, 2008 by the Registrant as accepted by RBS Citizens, N.A. [incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K for the event dated June 30, 2008].

10(pp)
Employment Agreement entered into as of June 1, 2008 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.5 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008] *

10(qq)
Employment Agreement entered into as of June 1, 2008 between the Registrant and Darlene Deptula-Hicks [incorporated by reference to Exhibit 10.6 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008] *

10(rr)
Employment Agreement entered into as of June 1, 2008 between the Registrant and Jeffrey Barnes [incorporated by reference to Exhibit 10.7 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(ss)
Employment Agreement entered into as of June 1, 2008 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.8 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(tt)
Employment Agreement dated as of June 1, 2008 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10.9 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Denotes a management compensation plan or arrangement.

**  The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

(b) Exhibits - See (a) iii above.

(c) Financial Statement Schedule - See (a) ii above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, INC.
Date: March 6, 2009

	By:	/s/ Kenneth Ferry
Kenneth Ferry
President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Howard	Chairman of the Board,
Dr. Lawrence Howard	Director	March 6, 2009

/s/ Kenneth Ferry	President, Chief Executive
Kenneth Ferry	Officer, Director (Principal	March 6, 2009
Executive Officer)

/s/ Darlene M. Deptula-Hicks	Executive Vice President of Finance,
Darlene M. Deptula-Hicks	Chief Financial Officer, Treasurer
(Principal Financial and Accounting
	Officer)	March 6, 2009

/s/ Rachel Brem	Director	March 6, 2009
Rachel Brem, M.D.

/s/ Anthony Ecock	Director	March 6, 2009
Anthony Ecock

/s/ Steven Rappaport	Director	March 6, 2009
Steven Rappaport

/s/ Maha Sallam	Director	March 6, 2009
Maha Sallam, PhD

/s/ Elliot Sussman	Director	March 6, 2009
Elliot Sussman, M.D.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets
As of December 31, 2008 and 2007	58

Consolidated Statements of Operations For the years ended December 31, 2008, 2007 and 2006	59

Consolidated Statements of Stockholders' Equity For the years ended December 31, 2008, 2007 and 2006	60

Consolidated Statements of Cash Flows For the years ended December 31, 2008, 2007 and 2006	61

Notes to Consolidated Financial Statements	62-90

Schedule II - Valuation and Qualifying Accounts and Reserves	91

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iCAD, Inc.,
Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of iCAD, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  We have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iCAD, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed in the accompanying index when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), iCAD Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2009 expressed an unqualified opinion thereon.

 /s/ BDO Seidman, LLP

Boston, Massachusetts
March 5, 2009

iCAD, INC.  AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$13,115,715	$4,348,729
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 in 2008 and 2007	5,570,323	6,483,618
Inventory, net	1,448,373	1,798,243
Prepaid and other current assets	451,402	320,169
Total current assets	20,585,813	12,950,759

Property and equipment:
Equipment	3,492,977	3,512,557
Leasehold improvements	75,590	71,611
Furniture and fixtures	358,477	330,077
Marketing assets	287,456	323,873
	4,214,500	4,238,118
Less accumulated depreciation and amortization	2,714,706	2,369,590
Net property and equipment	1,499,794	1,868,528

Other assets:
Deposits	63,194	63,194
Patents, net of accumulated amortization	22,349	68,269
Customer relationships, net of accumulated amortization	236,634	-
Technology intangibles, net of accumulated amortization	7,142,662	3,115,843
Tradename, net of accumulated amortization	124,000	148,800
Goodwill	43,515,285	43,515,285
Total other assets	51,104,124	46,911,391

Total assets	$73,189,731	$61,730,678

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,189,093	$2,010,717
Accrued salaries and other expenses	2,752,818	3,461,422
Deferred revenue	1,955,495	1,674,005
Convertible loans payable to related parties	-	2,793,382
Convertible loans payable to non-related parties	-	684,559
Total current liabilities	6,897,406	10,624,085

Convertible revolving loans payable to related party	-	2,258,906
Total liabilities	6,897,406	12,882,991

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; issues and outstanding 0 in 2008 and 2007.	-	-
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 45,403,472 in 2008 and 39,239,208 in 2007; outstanding 45,335,596 in 2008 and 39,171,332 in 2007	454,034	392,392
Additional paid-in capital	148,082,225	135,055,418
Accumulated deficit	(81,293,670)	(85,649,859)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total stockholders' equity	66,292,325	48,847,687

Total liabilities and stockholders' equity	$73,189,731	$61,730,678

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended December 31,
	2008	2007	2006

Revenue
Products	$34,172,311	$23,198,296	$16,807,013
Service and supplies	3,319,237	3,414,116	2,914,345
Total revenue	37,491,548	26,612,412	19,721,358

Cost of Revenue
Products	5,414,009	4,271,504	3,136,929
Service and supplies	762,021	985,600	1,153,889
Total cost of revenue	6,176,030	5,257,104	4,290,818
Gross margin	31,315,518	21,355,308	15,430,540
Operating expenses:
Engineering and product development	7,121,334	4,504,000	5,260,893
Marketing and sales	11,961,907	10,780,304	9,228,881
General and administrative	7,466,488	7,174,807	7,379,445
Total operating expenses	26,549,729	22,459,111	21,869,219

Income (loss) from operations	4,765,789	(1,103,803)	(6,438,679)

Other income (expense)
Interest income	106,032	74,145	102,963
Interest expense (includes ($201,295), ($412,073) and ($197,646), respectively, to related parties)	(280,632)	(508,874)	(302,242)
Other expense, net	(174,600)	(434,729)	(199,279)

Net income (loss) before provision for income taxes	4,591,189	(1,538,532)	(6,637,958)

Provision for income taxes	235,000	-	-

Net income (loss)	4,356,189	(1,538,532)	(6,637,958)

Preferred dividends	-	67,760	116,200

Net income (loss) available to common stockholders	$4,356,189	$(1,606,292)	$(6,754,158)

Net income (loss) per share
Basic	$0.10	$(0.04)	$(0.18)
Diluted	$0.10	$(0.04)	$(0.18)

Weighted average number of shares used in computing income (loss) per share
Basic	41,704,374	38,351,345	36,911,742
Diluted	42,748,052	38,351,345	36,911,742

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated	Treasury	Stockholders'
	Shares Issued	Par Value	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2005	6,374	$64	36,931,262	$369,312	$130,781,430	$(77,473,369)	$(950,264)	$52,727,173

Issuance of common stock pursuant to stock option plans	-	-	320,086	3,201	602,202	-	-	605,403

Issuance of common stock relative to conversion of preferred stock	(79)	(1)	39,500	395	(394)	-	-	-

Debt discount for conversion feature of convertible loans payable					58,824			58,824

Share-based compensation related to stock options in accordance with SFAS 123R	-	-	-	-	1,334,485	-	-	1,334,485

Preferred stock dividends	-	-	-	-	(116,200)	-	-	(116,200)

Net loss	-	-	-	-	-	(6,637,958)	-	(6,637,958)
Balance at December 31, 2006	6,295	63	37,290,848	372,908	132,660,347	(84,111,327)	(950,264)	47,971,727

Issuance of common stock pursuant to stock option plans	-	-	860,860	8,609	1,231,488	-	-	1,240,097

Issuance of common stock relative to conversion of preferred stock	(6,295)	(63)	1,087,500	10,875	(10,812)	-	-	-

Share-based compensation related to stock options in accordance with SFAS 123R	-	-	-	-	1,242,155	-	-	1,242,155

Preferred stock dividends	-	-	-	-	(67,760)	-	-	(67,760)

Net loss	-	-	-	-	-	(1,538,532)	-	(1,538,532)
Balance at December 31, 2007	-	-	39,239,208	392,392	135,055,418	(85,649,859)	(950,264)	48,847,687

Issuance of common stock pursuant to stock option plans	-	-	952,612	9,526	1,859,376	-	-	1,868,902

Issuance of common stock relative to vesting of restricted stock, net of stock forfeited for tax obligations	-	-	110,007	1,100	(1,100)	-	-	-

Issuance of common stock relative to the asset acquisition	-	-	1,079,045	10,790	2,989,210	-	-	3,000,000

Issuance of common stock relative to conversion of loans payable	-	-	4,022,600	40,226	6,316,691	-	-	6,356,917

Share-based compensation related to stock options in accordance with SFAS 123R	-	-	-	-	1,862,630	-	-	1,862,630

Net income	-	-	-	-	-	4,356,189	-	4,356,189
Balance at December 31, 2008	-	$-	45,403,472	$454,034	$148,082,225	$(81,293,670)	$(950,264)	$66,292,325

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net income (loss)	$4,356,189	$(1,538,532)	$(6,637,958)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	898,142	982,869	745,415
Amortization	942,820	719,008	919,340
Loss on disposal of assets	23,941	17,680	50,712
Stock based compensation expense	1,862,630	1,242,155	1,334,485
Non-cash interest expense associated with discount on convertible loans payable	22,059	29,412	7,353
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,030,295	(2,800,440)	275,214
Inventory	349,870	1,233,752	(514,528)
Prepaid and other current assets	(131,233)	(100,446)	(43,590)
Accounts payable	10,928	(546,391)	(1,693,466)
Accrued interest	181,082	454,785	172,883
Accrued expenses	(50,282)	(5,166)	684,295
Deferred revenue	281,490	885,883	288,843
Total adjustments	5,421,742	2,113,101	2,226,956

Net cash provided (used) by operating activities	9,777,931	574,569	(4,411,002)

Cash flow from investing activities:
Additions to patents, technology and other	(38,839)	(2,750)	(60,444)
Additions to property and equipment	(582,102)	(711,591)	(1,115,416)
Acquisition of CAD Sciences	(2,000,000)	-	-
Net cash used by investing activities	(2,620,941)	(714,341)	(1,175,860)

Cash flow from financing activities:
Issuance of common stock for cash	1,868,902	1,240,097	605,403
Proceeds from revolving convertible notes payable	-	-	2,000,000
Proceeds from convertible notes payable from related parties	-	-	2,800,000
Proceeds from convertible notes payable from non-related parties	-	-	700,000
Payment of convertible notes payable	(258,906)	-	-
Payment of note payable	-	(375,000)	(1,500,000)
Net cash provided by financing activities	1,609,996	865,097	4,605,403

Increase (decrease) in cash and equivalents	8,766,986	725,325	(981,459)
Cash and equivalents, beginning of year	4,348,729	3,623,404	4,604,863
Cash and equivalents, end of year	$13,115,715	$4,348,729	$3,623,404

Supplemental disclosure of cash flow information:
Interest paid	$55,598	$-	$111,493
Taxes paid	$425,000	$64,000	$45,000

Non-cash items from financing activities:
Fair market value of iCAD common stock issued to acquire assets of CAD Sciences	$3,000,000	$-	$111,493
Conversion of convertible notes payable and related accrued interest into common stock	$6,356,917	$-	$111,493
Dividends payable with common stock	$-	$67,760	$116,200
Value of beneficial conversion discount	$-	$-	$51,471

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

 Notes to Consolidated Financial Statements

(1)         Summary of Significant Accounting Policies

(a)  Nature of Operations and Use of Estimates

iCAD, Inc. (the “Company” or “iCAD”) is a provider of Computer Aided Detection (“CAD”) solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. CAD is performed as an adjunct to mammography screening. CAD is reimbursable in the United States under federal and most third-party insurance programs. In July 2008, through the asset acquisition of CAD Sciences, the Company acquired pharmaco-kinetic based CAD products that aid in the interpretation of contrast enhanced MRI images of the breast and prostate.  iCAD is also developing CAD solutions for use with virtual colonoscopy to improve the detection of colonic polyps while delivering improved workflow for the radiologists, and higher quality patient care.

The Company considers itself a single reportable business segment. The Company sells its products throughout the world through its direct sales organization as well as various OEM’s partners, distributors and resellers. See Note 7 for geographical and major customer information.

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

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Qualia Acquisition Corporation. Any material inter-company transactions and balances have been eliminated in consolidation. Qualia Acquisition Corporation was dissolved in 2008.

(c)  Cash Flow Information

For purposes of reporting cash flows, the Company defines cash and cash equivalents as all bank transaction accounts, certificates of deposit, money market funds, deposits and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)         Summary of Significant Accounting Policies (continued)

(d)   Financial instruments

The carrying amounts of financial instruments, including cash and equivalents, accounts receivable, accounts payable, notes payable and other convertible debt approximated fair value as of December 31, 2008 and 2007.

(e)   Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments.  Credit limits are established through a process of reviewing the financial history and stability of each customer.  Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits.  The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible.  The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts.  An amount would be written off against the allowance after all attempts to collect the receivable had failed.  Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2008 is adequate. The Company reviews its reserve balance on a quarterly basis.

(f)  Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method.  At December 31, inventory consisted of finished goods and raw material of approximately $1,158,289 and $290,084, respectively, for 2008, and finished goods and raw material of approximately $1,311,000 and $487,000, respectively, for 2007.  The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors.

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

(h)  Long Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  Intangible assets subject to amortization consist primarily of patents, technology intangibles, trade name and distribution agreements purchased in the Company’s acquisition of Intelligent Systems Software, Inc. (“ISSI”) in June 2002, Qualia Computing, Inc. and its subsidiaries, including CADx Systems, Inc. (“CADx”) in December 2003, and substantially all of the assets of 3TP LLC dba CAD Sciences (“CAD Sciences”) in July 2008.  These assets are amortized on a straight-line basis or the pattern of economic benefit over their estimated useful lives of 5 to 10 years.

For the years ended December 31,	2008	2007	Weighted Average Useful Life
Gross carrying amount:
Patents	$412,829	$390,624	5 years
Technology	11,026,170	6,160,822	10 years
Trade name	248,000	248,000	10 years
Customer relationships	248,000	-	10 years
Total amortizable intangible assets	$11,934,999	$6,799,446

Accumulated amortization
Patents	390,480	322,355
Technology	3,883,508	3,044,979
Trade name	124,000	99,200
Customer relationships	11,366	-
Total accumulated amortization	$4,409,354	$3,466,534

Amortizable intangible assets, net	$7,525,645	$3,332,912

Amortization expense related to intangible assets was approximately $943,000, $719,000 and $919,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)         Summary of Significant Accounting Policies (continued)

(h)  Long Lived Assets (continued)

Estimated amortization of the Company’s intangible assets for the next five fiscal years is as follows:

For the years ended December 31:	Estimated amortization expense
2009	1,152,000
2010	1,152,000
2011	1,152,000
2012	959,000
2013	765,000

(i)  Goodwill

At October 1, 2008 and October 1, 2007, the Company’s consolidated balance sheet included $43,515,285 in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from its acquisitions.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, the Company tests its goodwill for impairment on an annual basis, which it has determined to be the first business day of October each year. The Company also tests its goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. SFAS 142 requires a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.

The Company operates in one segment and as one reporting unit since its products perform the same basic function, have common sales channels and resellers, and are developed and supported by one central staff. Therefore the Company assumes market capitalization is the best evidence of fair value.  Market capitalization is determined by using the quoted closing share price of the Company’s common stock at its annual impairment date of October 1, multiplied by the number of shares outstanding on the assessment date.  The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value in accordance with SFAS 142, which notes that quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement.  The fair value of the Company is compared to the carrying value at the same date as the basis to determine if impairment exists.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)          Summary of Significant Accounting Policies (continued)

(i)  Goodwill (continued)

No goodwill impairment loss was recorded in 2008 or 2007.  For 2008 and 2007, the Company performed the step one fair value comparison as of October 1, 2008 and October 1, 2007. At both dates the Company’s market capitalization exceeded its carrying value. A control premium was not a determining factor in the outcome of step one of the impairment assessment.

At December 31, 2008, the Company’s market capitalization was below its carrying value.  The Company applied a reasonable control premium to its market capitalization at that time to determine a reasonable fair value, which exceeded the Company’s carrying value as of that date. The inclusion of a control premium of at least 30% of the Company’s market capitalization was needed or its carrying value at December 31, 2008 would have exceeded fair value. The Company believes that including a control premium at or above this level is supported by recent transaction data in its industry.

Considering that inherent market fluctuations may affect any individual closing price, the Company also used a 40-day duration to determine fair value by multiplying the shares outstanding by the average market price of its common stock over a 20-day period before and a 20-day period after its lowest closing stock price in the fourth quarter.  While the market capitalization was below the Company’s carrying value at both 20 day periods, the inclusion of a control premium of at least 10% and 13% respectively, for the 20-day period before and the 20-day period after its lowest closing stock price in the fourth quarter, fair value would have exceeded carrying value.

As evidenced above, the Company’s stock price and control premium are significant factors in assessing its fair value for purposes of the goodwill impairment assessment. The Company believes that its market capitalization alone does not fully capture the fair value of its business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of the Company.  As such, in determining fair value, the Company adds a control premium to its market capitalization, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)          Summary of Significant Accounting Policies (continued)

(j)  Revenue Recognition

Revenue is generally recognized when the product ships provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable, collectability is probable and  there are no uncertainties regarding customer acceptance. The Company considers the guidance for revenue recognition in the FASB’s Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.  The Company’s revenue transactions can on occasion include product sales with multiple element arrangements, generally for installation.  The elements are considered separate units of accounting because the delivered product has stand alone value to the customer and there is objective and reliable evidence of the fair value of the undelivered items.  Revenue under these arrangements is allocated to each element based on its estimated relative fair market value. Fair market value is determined using entity specific and third party evidence. A portion of the arrangement consideration is recognized as revenue when the product is shipped and a portion of the arrangement consideration is recognized as revenue when the installation service is performed.  The value of the undelivered elements includes the fair value of the installation.

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

Notes to Consolidated Financial Statements (continued)

(1)          Summary of Significant Accounting Policies (continued)

(k)  Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in house product warranty repairs.  The Company’s cost of revenue may not be comparable to those of other entities, since some entities include the cost of product installation, training and certain warranty repair costs in cost of revenue while iCAD includes these costs in sales and marketing expenses.

(l) Warranty Costs

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends, including in the volume and cost of product returns during the warranty period.  The Company established a warranty reserve in the amount of $146,503 in 2008 and $202,836 in 2007.  Warranty provisions and claims for the years ended December 31, 2008 and 2007, were as follows:

	2008	2007
Beginning balance	$202,836	$299,034
Warranty provision	58,030	281,932
Usage	(114,363)	(378,130)
Ending balance	$146,503	$202,836

(m)  Engineering and Product Development Costs

These costs relate to research and development efforts which are expensed as incurred.

(n) Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2008, 2007 and 2006 was approximately $761,000, $675,000 and $660,000, respectively.

(o)  Net Income (Loss) Per Common Share

The Company follows SFAS No. 128, “Earnings per Share”, which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations.  The Company’s basic earnings per share is computed by dividing net profit or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of stock options, convertible notes and warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.   A summary of the Company’s calculation of earnings (loss) per share is as follows:

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(o)  Net Income (Loss) Per Common Share (continued)

	2008	2007	2006

Net income (loss)	$4,356,189	$(1,538,532)	$(6,637,958)
Less preferred dividends	-	67,760	116,200

Net income (loss) available to common shareholders	$4,356,189	$(1,606,292)	$(6,754,158)

Basic shares used in the calculation of earnings per share	41,704,374	38,351,345	36,911,742

Effect of dilutive securities:
Stock options	1,007,428	-	-
Restricted stock	36,250	-	-

Diluted shares used in the calculation of earnings per share	42,748,052	38,351,345	36,911,742

Net income (loss) per share :
Basic	$0.10	$(0.04)	$(0.18)
Diluted	$0.10	$(0.04)	$(0.18)

The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net income (loss) per share because such shares are antidilutive:

	2008	2007	2006

Common Stock options	2,265,389	5,644,818	5,628,730
Restricted stock	5,000	-	-
Stock warrants	936,111	1,003,311	1,003,311
Convertible Revolving Promissory Note	2,219,934	1,507,482	1,467,075
Convertible loans payable	-	2,098,039	2,098,039
Convertible Series A Preferred Stock	-	-	515,000
Convertible Series B Preferred Stock	-	-	572,500
	5,426,434	10,253,650	11,284,655

The calculation of basic earnings (loss) per share for 2008 and 2007 does not include 814,753 and 375,000 shares, respectively, of restricted common stock issued to executive officers and employees of the Company as they are subject to time-based vesting. These potential shares were excluded from the computation of basic earnings (loss) per share as these shares are not considered outstanding until vested.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)          Summary of Significant Accounting Policies (continued)

(p)  Income Taxes

The Company follows the liability method under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”). The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns.  The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2008 and 2007 as it is more likely than not that the deferred tax asset will not be realized.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

(q)  Stock-Based Compensation

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

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(q)  Stock-Based Compensation (continued)

a.	The number of shares of common stock subject to new options equaled the same number of shares subject to the cancelled eligible options.
b.	The vesting schedule of the cancelled eligible options carried over to the new options as all options were vested and the new options vested immediately.
c.	The exercise price of the new options was $2.07 per share, subject to adjustment for any stock splits, stock dividends and similar events.
d.	The new options had a term of two years.
e.	The new options were “non qualified options” and not “incentive stock options”, regardless of whether any of the cancelled eligible options were incentive stock options or non-qualified stock options.
f.
The new options otherwise contained other terms and conditions that are substantially the same as those in the above mentioned stock option plans, as the case may be, that governed the eligible plan options surrendered.

This offer to exchange was conditioned upon stockholder approval of the exchange offer which was obtained at the Company’s 2006 Annual Meeting of Stockholders held on October 20, 2006.  Subject to the terms and conditions of the offer, on October 23, 2006, the Company granted new two-year options to purchase a total of 1,159,750 shares of its common stock at $2.07 per share in exchange for the eligible options tendered for exchange. The Company calculated the fair value of the option grants immediately before and after the option exchange and determined that there was no incremental fair value and therefore no compensation expense associated with the tender offer exchange.  All new options granted were exercised or forfeited by October 23, 2008.

(r)  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position, FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(r)  Fair Value Measurements (continued)

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

In accordance with SFAS 157, the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2008 are cash equivalents.  The cash equivalents are measured using Level 1 inputs.

(s)   Recently Issued Accounting Standards

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating what the impact of adoption of this pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(s)   Recently Issued Accounting Standard (continued)

In Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FSP should be applied retrospectively for all periods presented. The Company is currently evaluating what the impact of adoption of this pronouncement will have on its consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The adoption of this standard only resulted in additional disclosure requirements and had no impact on the Company’s financial condition or results of operations.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of FSP 157-2 on nonfinancial assets and nonfinancial liabilities, but do not expect the adoption to have a material impact on its consolidated financial statements.

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

(s)   Recently Issued Accounting Standard (continued)

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

(2)          Acquisitions

Asset Acquisition of CAD Sciences

On July 18, 2008, the Company completed the acquisition of substantially all of the assets of 3TP LLC, dba CAD Sciences (“CAD Sciences”), a limited liability company based in New York offering pharmacokinetic based CAD technology that aids in the interpretation of contrast enhanced MRI images, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) dated June 20, 2008 between the Company and the seller.  The Company’s operations reflect the operations of CAD Sciences since the date of the acquisition.

In accordance with the terms of the Purchase Agreement, the purchase price of $5,000,000 paid by the Company to CAD Sciences consisted of (i) $2,000,000 in cash and (ii) $3,000,000 in stock comprised of 815,217 restricted shares of the Company’s common stock and an additional 271,740 restricted shares of the Company’s common stock held in escrow (“Shares”).

Simultaneously with the closing of the transactions contemplated by the Purchase Agreement, the Company entered into an Escrow Agreement by and among the Company, CAD Sciences and the Escrow Agent (the “Escrow Agreement”) pursuant to which 271,740 of the Shares were deposited by the parties into an escrow account for a period of up to one year to secure CAD Sciences’ indemnity obligations to the Company under the Purchase Agreement.  The Escrow Agreement provided that, of the escrowed Shares, 181,160 Shares will be held in escrow for 6 months and the remaining escrow Shares will be held in escrow for one year, in each case subject to earlier disbursement (in accordance with the terms of the Escrow Agreement) to the Company in satisfaction of any indemnification obligations arising under the terms of the Purchase Agreement.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(2)	Acquisitions (continued)

Asset Acquisition of CAD Sciences (continued)

The Company believes it is probable beyond a reasonable doubt that 263,828 of the shares in escrow will be issued and accordingly has included that number of shares as outstanding as of the acquisition date, and included the fair value of the shares in the purchase price. The purchase price of $5,000,000 plus $184,082 in acquisition costs incurred, has been allocated to net assets acquired based upon a preliminary appraisal of their fair values, but the allocation is subject to further adjustment.

The following is a summary of the preliminary allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the asset acquisition and the amortizable lives of the intangible assets:

		Amortizable
	Amount	Life
Accounts receivable	$117,000
Property and equipment	25,009
Technology asset	4,865,348	10 Years
Customer relationships	248,000	10 Years
Warranty liabilities	(71,275)
Purchase price	$5,184,082

The impact on operations of the acquisition was immaterial and accordingly no proforma information has been provided for 2008 and 2007.

(3)          Financing Arrangements

Loan and Security Agreement

On June 30, 2008, the Company entered into a Loan and Security Agreement (the “RBS Loan Agreement”) with RBS Citizens, N.A. (“RBS”).  The Loan Agreement replaces the prior Revolving Loan and Security Agreement with Mr. Robert Howard, the Company’s former Chairman of the Board of Directors (the “Prior Loan Agreement”).  The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000.  The borrowing base under the RBS Loan Agreement is limited to 80% of eligible accounts receivable or, if adjusted EBITDA (EBITDA is defined in the agreement as earnings before interest expense, income tax expense, depreciation, amortization and SFAS 123R stock option expense) for the quarter is greater than or equal to $1,250,000, then the Company shall not be subject to a restriction as to availability of credit upon the borrowing base.  In this event, the Company shall be subject to compliance with a Total Funded Debt to Adjusted EBITDA covenant. As of December 31, 2008, the Company had $5,000,000 of available borrowing capacity.  Unless earlier repaid, all amounts due and owing under the RBS Loan Agreement are required to be repaid on June 30, 2009, the stated termination date of the RBS Loan Agreement. The Company expects to renew the Loan Agreement at June 30, 2009.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(3)          Financing Arrangements (continued)

Loan and Security Agreement (continued)

The RBS Loan Agreement contains certain financial and non-financial covenants relating to the Company. The RBS Loan Agreement also contains certain events of default.   Amounts  due  under  the  RBS  Loan  Agreement  and  the  related  Revolving  Note (the “Revolving Note”) dated June 30, 2008, may be prepaid at any time, in whole or in part, at the option of the Company, provided, however, that for any portion of the loan accruing interest as a “LIBOR Rate Loan” (as defined in the RBS Loan Agreement), the Company is responsible to pay any LIBOR Breakage Fee as defined and further described in the Revolving Note.  Any amounts outstanding under the RBS Loan Agreement and the associated Revolving Note will bear interest, at the Company’s option, at a fluctuating per annum rate of interest equal to (i) Prime Rate (as defined in the Revolving Note) plus one-half of one percent or (ii) the Adjusted LIBOR Rate (as defined in the Revolving Note) plus the LIBOR Rate Margin (as defined in the Revolving Note).

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

Notes to Consolidated Financial Statements (continued)

(3)           Financing Arrangements  (continued)

Convertible Revolving Loans Payable to Related Party

The Company had previously entered into the Prior Loan Agreement with Mr. Robert Howard, the former Chairman of the Board of Directors of the Company, under which Mr. Howard had agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. As a condition to, and simultaneously with, the execution  of  the RBS Loan Agreement, on June 30, 2008, the unpaid principal amount and accrued interest of the Prior Loan Agreement, was extinguished as follows:  (1) a total of $2,000,000 principal amount under the Prior Loan Agreement, together with $351,917 of accrued and unpaid interest on such principal amount, was converted by Mr. Howard into 1,622,012 shares of the Company’s common stock per the original terms of the Prior Loan Agreement and (2) the remaining principal balance under the Prior Loan Agreement of $258,906, together with accrued and unpaid interest of $55,598 on such principal amount, was paid in cash to Mr. Howard.  The outstanding indebtedness under the Prior Loan Agreement has therefore, been fully repaid and satisfied and the Prior Loan Agreement was terminated as of June 30, 2008.

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

Convertible Loans Payable to Non-Related Parties

On September 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of an aggregate of $700,000 principal amount of its 7.25% Convertible Promissory Note (the “September Notes”) by two accredited outside investors, pursuant to Note Purchase Agreements between the Company and each of the investors. The loans were evidenced by the September Notes issued by the Company in favor of the non-related parties.  The September Notes were due two years from the date of issue.  On September 19, 2008, the total principal amount of $700,000 under the September Notes, together with $101,500 of accrued and unpaid interest on such principal amounts, were converted into 471,471 shares of the Company’s common stock at $1.70 per share conversion price as set forth in the September Notes.  The September Notes have, therefore, been fully repaid and satisfied and were terminated as of September 19, 2008.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(4)          Accrued Expenses

Accrued expenses consist of the following at December 31, 2008 and 2007:

	2008	2007
Accrued salary and related expenses	$1,977,745	$1,868,953
Accrued interest	0	675,835
Accrued professional fees	239,670	240,552
Accrued warranty expense	146,503	202,836
Accrued dividends	0	67,760
Other accrued expenses	388,900	405,486
	$2,752,818	$3,461,422

(5)          Stockholders’ Equity

(a)   Stock Options

The Company has six stock option or stock incentive plans, which are described as follows:

The 2001 Stock Option Plan ("The 2001 Plan").

The 2001 Plan was adopted by the Company’s stockholders in August 2001.  The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,200,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price.  Incentive options granted to date under the 2001 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options shall expire not later than five years after the date of grant.  Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.  At December 31, 2008 there are no further options available for grant under this plan.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(5)	Stockholders’ Equity (continued)

(a)   Stock Options  (continued)

The 2002 Stock Option Plan ("The 2002 Plan").

The 2002 Plan was adopted by the Company’s stockholders in June 2002.  The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 500,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price.  Incentive options granted to date under the 2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant.  Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.  At December 31, 2008, there were no shares available for issuance under the 2002 Plan.

The 2004 Stock Incentive Plan ("The 2004 Plan").

The 2004 Plan was adopted by the Company’s stockholders in June 2004.  The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price.  Incentive options granted under the 2004 Plan generally vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant.  Non-qualifying options granted under the 2004 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.  At December 31, 2008 there were 3,999 options available for issuance under the 2004 Plan.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(5)	Stockholders’ Equity (continued)

(a)  Stock Options  (continued)

The 2005 Stock Incentive Plan ("The 2005 Plan").

The 2005 Plan was adopted by the Company’s stockholders in June 2005.  The 2005 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 600,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price.  Incentive options granted under the 2005 Plan generally vest 100% over periods extending from the date of grant to three years from the date of grant and expire not later than five years after the date of grant, except for 10% stockholders whose options expire not later than five years after the date of grant.  Non-qualifying options granted under the 2005 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.  At December 31, 2008 there were 50,420 options available for issuance under the 2005 Plan.

The 2007 Stock Incentive Plan ("The 2007 Plan").

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

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(5)	Stockholders’ Equity (continued)

(a)  Stock Options (continued)

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

With respect to options granted under the 2007 Plan, the exercise price must be at least  100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator.  At December 31, 2008 there were 140,766 shares available for issuance under the 2007 Plan.

A summary of stock option activity for all stock option plans is as follows:

	Option	Price range	Weighted
	Shares	per share	Average
Outstanding, January 1, 2006	4,249,763	$0.80-$5.28	$3.04
Granted	2,405,000	$1.45-$3.18	$1.80
Exercised	(320,086)	$0.95-$2.07	$1.89
Forfeited	(705,947)	$1.06-$5.28	$3.82
Outstanding, December 31, 2006	5,628,730	$0.80-$5.28	$2.08
Granted	1,133,529	$2.00-$4.88	$3.76
Exercised	(860,860)	$0.81-$2.82	$1.51
Forfeited	(250,688)	$1.06-$4.88	$2.82
Outstanding, December 31, 2007	5,650,711	$0.80-$5.28	$2.47
Granted	558,501	$1.37-$4.10	$2.45
Exercised	(952,612)	$1.06-$3.49	$2.01
Forfeited	(97,874)	$1.06-$3.90	$2.73
Outstanding, December 31, 2008	5,158,726	$0.80-$5.28	$2.55

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(5)	Stockholders’ Equity (continued)

(a)  Stock Options (continued)

Exercisable at year-end	Option Shares	Price range per share	Weighted Average
2006	3,998,230	$0.80-$5.28	$2.23
2007	4,023,658	$0.80-$5.28	$2.28
2008	3,979,248	$0.80-$5.28	$2.41

Available for future grants at December 31, 2008 from all plans:
195,185

The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 2008 was 3.3 years.

During the year ended December 31, 2008, 2007 and 2006, the Company recorded $1,862,630, $1,242,155 and $1,334,485, respectively, for share-based compensation in accordance with SFAS 123R.  The Company’s stock-based compensation expense included $42,408, $33,211 and $0 in cost of revenue, $232,724, $166,068 and $86,704 in engineering and product development, $241,187, $162,347 and $245,446 in marketing and sales and $1,346,311, $880,529 and $1,002,335 in general and administrative expense for the year ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008 there was $3,346,909 of total unrecognized compensation costs related to unvested options and restricted stock.  That cost is expected to be recognized over a weighted average period of 3 years.

The Company issued 558,501 stock options and 564,750 restricted shares in the year ended December 31, 2008.  The option grants issued during 2008 had a weighted average exercise price of $2.45.  The weighted average fair value of options granted during the year ended December 31, 2008 was $1.06 and was estimated on the grant date using the Black-Scholes option-pricing model with generally the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 2.92%, and expected dividend yield of 0%.  The Company issued 1,133,529 stock options and 375,000 restricted shares in the year ended December 31, 2007.  The option grants issued during 2007 had a weighted average exercise price of $3.76.  The weighted average fair value of options granted during the year ended December 31, 2007 was $1.80 and was estimated on the grant date using the Black-Scholes option-pricing model with generally the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 4.57%, and expected dividend yield of 0%.  The Company issued 2,405,000 stock options in the year ended December 31, 2006.  The options  granted  during  2006  had  a  weighted  average  exercise  price of  $1.80.  The weighted average fair value of options granted during the year ended December 31, 2006 was $0.94 and was estimated on the grant date using the Black-Scholes and Lattice option-pricing models with generally the following weighted average assumptions: expected volatility of 62.5%, expected term of 3.5 years, risk-free interest rate of 4.78%, and expected dividend yield of 0%.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(5)	Stockholders’ Equity (continued)

(a)  Stock Options (continued)

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

The aggregate intrinsic value of options outstanding at December 31, 2008, 2007 and 2006 was $50,459, $1,020,940 and $5,467,459.  The aggregate intrinsic value of the options exercisable at December 31, 2008, 2007 and 2006 was $49,864, $795,206 and $3,457,814. The aggregate intrinsic value of stock options exercised during 2008, 2007 and 2006 was $490, $465,076 and $338,851 The Company used the market price of $1.13, $2.02 and $2.95 at December 31, 2008, 2007 and 2006 versus the exercise price of each option, respectively.

(b)  Restricted Stock

The Company granted 564,750 and 375,000 shares of restricted shares in the year ended December 31, 2008 and 2007, respectively, under the 2007 Plan. Each of these restricted stock awards vests in three equal annual installments with the first installment vesting one year from grant date. At December 31, 2008 there were 814,753 restricted stock awards outstanding.

The aggregate intrinsic value of restricted stock outstanding at December 31, 2008, 2007 and 2006 was $920,671, $757,500 and $0.  The aggregate intrinsic value of restricted stock vested during 2008, 2007 and 2006 was $124,308, $0 and $0 The Company used the market price of $1.13, $2.02 and $2.95 at December 31, 2008, 2007 and 2006, respectively.

(c) Stock Subscription Warrants

The Company has reserved 936,111 shares of common stock issuable upon exercise of common stock purchase warrants.  At December 31, 2008 there are warrants outstanding to purchase 936,111 of the Company’s common stock that are exercisable at the following prices:

Warrants	Exercise Price	Expiration Date
936,111	$5.50	December 15, 2009

No warrants were issued or exercised in 2008, 2007 or 2006, and 67,200 warrants expired on November 24, 2008.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)	Income Taxes

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

The Company's federal and blended state statutory income tax rates for 2008 and 2007 approximate 40%, as opposed to solely a federal statutory tax rate of 34%, previously presented in 2007. The Company’s taxable income in 2008 was offset by approximately $5.7 million of allowable net operating loss carryfowards available for use to minimize federal income taxes. The provision for income taxes for 2008 is principally comprised of federal alternative minimum taxes for federal purposes, which is subject to net operating loss limitations, and state income taxes due in the states that the Company is subject to income tax. The Company incurred losses from operations during 2007 and 2006 and did not record an income tax benefit. The Company recorded a valuation allowance against its net operating losses and other net deferred tax assets due to uncertainties related to the realizability of these tax assets.

The significant components of income tax expense for the years ended December 31, 2008, 2007 and 2006 are as follows:
	2008	2007	2006
Current provision:
Federal	$145,000	$-	$-
State	90,000	-	-
	$235,000	$-	$-

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company has fully reserved the deferred tax assets, as it is more likely than not that the deferred tax assets will not be utilized. Deferred tax assets (liabilities) are comprised of the following at December 31:

	2008	2007
Inventory (Section 263A)	$135,000	$307,000
Inventory reserves	24,000	36,000
Receivable reserves	20,000	20,000
Other accruals	156,000	426,000
Accumulated depreciation/amortization	(793,000)	(1,145,000)
Stock options	1,336,000	775,000
Tax credits	1,184,000	1,071,000
NOL carryforward	25,082,000	27,821,000
Net deferred tax assets	27,144,000	29,311,000
Valuation allowance	(27,144,000)	(29,311,000)
	$-	$-

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)	Income Taxes (continued)

During 2008, the Company performed a formal review of its net operating loss carryfowards available from prior years, which included approximately $30 million in net operating losses from an acquisition that took place in 2003. The acquired company has since been dissolved, but based on all available information, the Company has determined that certain adjustments are required to net operating losses previously presented in order to comply with the most recent federal rules, regulations and limitations for net operating losses available to the Company. The following represents a summary of the deferred tax assets available from net operating losses, as previously presented, and the adjustments required in prior periods as a result of the net operating losses that have been determined to be available from the Company’s acquisition in 2003:

2007
Net operating losses as previously stated	$16,104,000
Adjustment	11,717,000
Net operating losses as adjusted	$27,821,000

As of December 31, 2008, the Company has net operating loss carryforwards totaling approximately $66,552,000 expiring between 2010 and 2027. For the year ended December 31, 2008, the Company utilized approximately $5,664,000 of available net operating losses. The amount of the net operating loss carryforwards, which may be utilized in any future period, may be subject to certain limitations based upon changes in the ownership of the Company. In the event of a deemed changed in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.  The Company currently has approximately $13,227,000 in net operating losses that are subject to limitations and approximately $1,481,000 subject to be released from restriction annually through 2017 and available to offset taxable income.

During 2008, the Company performed a formal review of its tax credits previously calculated and available from prior years. Based on all available information, the Company has determined that certain adjustments are required to tax credits in order to comply with the most recent federal rules and regulations. The following represents a summary of tax credits previously presented and adjustments required in prior periods:

2007
Tax credits previously stated	$1,763,000
Adjustment	(692,000)
Tax credits as adjusted	$1,071,000

The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities. The credits expire in various years through 2028 and management believes approximately $1,184,000 will be available to offset income tax in future periods.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)	Income Taxes (continued)

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

At the adoption date and as of December 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company's practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the years ended December 31, 2008, 2007 and 2006. Tax years 2005 through 2008 are subject to examination by federal and state taxing authorities, as well as, the tax years generating net operating loss and credit carryfowards. There are no income tax examinations currently in process.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2008 will significantly change within the next 12 months.

(7)	Segment Reporting, Geographical Information and Major Customers

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

(b)  Geographic Information

The Company's sales are made to distributors and dealers of mammography and other medical equipment, and to foreign distributors of mammography medical equipment.  Total export sales increased to approximately $2,930,000 or 8% of sales in 2008 as compared to $2,655,000 or 10% of total sales in 2007 and $1,022,000 or 5% of total sales in 2006.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(7)	Segment Reporting, Geographical Information and Major Customers (continued)

(b)  Geographic Information (continued)

As of December 31, 2008 and 2007 the Company had outstanding receivables of $703,574 and $760,453, respectively, from distributors of its products who are located outside of the United States.

(c)  Major Customers

In 2008 the Company had two major customers, GE Healthcare and Fuji Medical Systems, with revenues of $9,986,179 and $7,063,325 or 27% and 19% of its revenues, respectively, with accounts receivable balances of $2,297,377 and $598,134, respectively.   The Company’s major customer in 2007 was GE Healthcare with revenues of $7,609,313 or 29% of its revenues, with an accounts receivable balance of $1,865,747 due December 31, 2007.  During the year ended December 31, 2006 the Company had two major customers GE Healthcare and Hologic, Inc., with revenues of $5,077,091 and $2,462,225, or 26% and 12% of revenues, respectively, with accounts receivable balances of $1,150,975 and $18,920, respectively, due from these customers at December 31, 2006.

(8)	Commitments and Contingencies

(a)  Lease Obligations

As of December 31, 2008, the Company had three lease obligations related to its facilities.  The Company’s principal executive offices are located in Nashua, New Hampshire. The lease provides for a five (5) year term commencing on the December 15, 2006. The lease also provides for annual base rent of $176,256 for the first year (with a one month rent allowance of $14,688 to be applied against the first month’s base rent payment); $187,272 for the second year; $198,288 for the third year; $209,304 for the fourth year and $220,320 for the fifth year. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the premises. The lease provides for the Company to pay the base rent and proportionate building and real estate tax expenses in equal monthly installments. The Company also has the right to extend the term of the lease for an additional three year period at the then current market rent rate (which shall not be less than the last annual rent paid by the Company).

The Company leases a facility for its research and development group located in Beavercreek, Ohio for approximately $446,000 per year pursuant to a lease which expires in December 2010.  The lease amount increases annually throughout the life of the lease.  The lease may be renewed for two additional terms of five years each.   In November 2005, the Company subleased some of this office space at an average rate of approximately $93,000 per year through December 2010.  In August 2007 the Company subleased additional office space at an average rate of approximately $84,000 per year through December 2010.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(8)	Commitments and Contingencies (continued)

(a) Lease Obligations (continued)

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua NH used for product repairs, manufacturing and warehousing and office space in White Plains NY as a result of the asset acquisition of CAD Sciences in July 2008.

Rent expense for all leases for the years ended December 31, 2008, 2007 and 2006 was $797,283, $730,062 and $553,181, net of sublease income of $170,789, $135,711, and $112,278, respectively.

Future minimum rental payments due under these agreements and sublease agreements as of December 31, 2008 are as follows:

	Operating	Sublease	Net
Fiscal Year	Leases	Amount	Amount
2009	794,530	226,547	567,983
2010	701,244	232,691	468,553
2011	220,320	-	220,320
	$1,716,094	$459,238	$1,256,856

(b) Employment Agreements

The Company has entered into employment agreements with certain key executives.  The employment agreements provide for minimum annual salaries and performance-based annual bonus compensation as defined in their respective agreements. In addition, the employment agreements provide that if employment is terminated without cause, the executive will receive an amount equal to their respective base salary then in effect for the greater of the remainder of the original term of employment or for Mr. Ferry a period of two years from the date of termination and for all other executives a period of one year from the date of termination plus the pro rata portion of any annual bonus earned in any employment year through the date of termination.

(c)  Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”),  received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002.  The Company believes that it is not be liable for the re-assessment against CADx Medical and no accrual was recorded as of December 31, 2008.  The Company responded to the notice outlining its grounds of objection with respect to the re-assessment.  The CRA responded acknowledging receipt of the correspondence and advised that they intend to schedule a review on the matter.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(9)	Quarterly Financial Data (unaudited)

				Income (Loss)
				per share
				available
	Net	Gross	Net	to common
2008	sales	profit	income (loss)	stockholders
First quarter	$6,432,016	$5,293,831	$(445,853)	$(0.01)
Second quarter	$10,549,489	$8,815,648	$2,386,598	$0.06
Third quarter	$11,193,631	$9,411,680	$2,094,575	$0.05
Fourth quarter	$9,316,411	$7,794,359	$320,869	$0.01

2007
First quarter	$6,147,486	$4,938,858	$(553,937)	$(0.02)
Second quarter	$6,104,736	$4,886,543	$(839,611)	$(0.02)
Third quarter	$6,259,541	$5,011,536	$(670,045)	$(0.02)
Fourth quarter	$8,100,649	$6,518,371	$525,061	$0.01

iCAD, INC. AND SUBSIDIARY

Schedule II - Valuation and Qualifying Accounts and Reserves

	Balance at	Additions			Balance
	Beginning	Charged to	Deductions		at End
Description	of Year	Expense	from Reserve		of Year
Year End December 31, 2008:
Allowance for Doubtful Accounts	$50,000	$9,450	$9,450	(1)	$50,000
Inventory Reserve	$92,339	$396,632	$431,260	(2)	$57,711
Warranty Reserve	$202,836	$58,030	$114,363		$146,503

Year End December 31, 2007:
Allowance for Doubtful Accounts	$88,347	$(32,662)	$5,685	(1)	$50,000
Inventory Reserve	$418,662	$306,760	$633,083	(2)	$92,339
Warranty Reserve	$299,034	$281,932	$378,130		$202,836
Restructuring Reserve	$9,401	$-	$9,401		$-

Year End December 31, 2006:
Allowance for Doubtful Accounts	$450,000	$(248,482)	$113,171	(1)	$88,347
Inventory Reserve	$400,000	$413,227	$394,565	(2)	$418,662
Warranty Reserve	$150,000	$637,354	$488,320		$299,034
Restructuring Reserve	$25,505	$-	$16,104		$9,401

(1) Represents the amount of accounts charged off.
(2) Represents inventory written off and disposed of.