Form 10-K/A
period 2008-12-31
ICAD INC
filed 2009-04-10
CIK 749660

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

____________________________iCAD, Inc.___________________________
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

As of March 27, 2009, the registrant had 45,348,218 shares of Common Stock outstanding.

Documents Incorporated by Reference:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of iCAD, Inc. for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 6, 2009 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following is information with respect to our executive officers and directors.

			Director/Officer
Name	Age	Position with iCAD	Since

Dr. Lawrence Howard	56	Chairman of the Board, and Director	2006
Kenneth Ferry	55	President, Chief Executive Officer, and Director	2006
Darlene Deptula-Hicks	51	Executive Vice President of Finance, Chief Financial Officer and Treasurer and Secretary	2006
Jeffrey Barnes	47	Senior Vice President of Sales	2006
Stacey Stevens	41	Senior Vice President of Marketing and Strategy	2006
Jonathan Go	46	Senior Vice President of Research and Development	2006
Rachel Brem, MD	50	Director	2004
Anthony Ecock	47	Director	2008
Steven Rappaport	60	Director	2006
Maha Sallam, PhD	42	Director and Assistant Secretary	2002
Elliot Sussman, MD	57	Director	2002

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

Kenneth Ferry has served as the Company’s President and Chief Executive Officer since May 2006.  He has over 25 years of experience in the healthcare technology field, with more than 10 years experience in senior management positions. Prior to joining the Company, from October 2003 to May 2006, Mr. Ferry was Senior Vice President and General Manager for the Global Patient Monitoring business for Philips Medical Systems, the market leader in the medical diagnostic imaging and patient monitoring systems industry. In this role he was responsible for Research & Development, Marketing, Business Development, Supply Chain and Manufacturing, Quality and Regulatory, Finance and Human Resources.  From September 2001 to October 2003, Mr. Ferry served as Senior Vice President for Philips Medical Systems Division.  From 1983 to 2001, Mr. Ferry served in a number of management positions with Hewlett Packard Company, a global provider of products, technologies, software solutions and services to individual consumers and businesses and Agilent Technologies, Inc., a provider of core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries.

Darlene Deptula-Hicks, has served as the Company’s Executive Vice President of Finance and Chief Financial Officer and Treasurer since September 2006.  She has more than 25 years experience in financial management within the medical device and high technology industries.  Prior to joining the Company, from January 2002 to February 2006, Ms. Deptula-Hicks served as Executive Vice President and Chief Financial Officer and Treasurer of ONI Medical Systems, Inc., a venture capital-backed designer and manufacturer of high-field diagnostic imaging systems. From 1998 to 2001, Ms. Deptula-Hicks was Executive Vice President and Chief Financial Officer and Treasurer of Implant Sciences Corporation, an early stage medical device company that had its initial public offering (“IPO”) in June of 1999. Ms. Deptula-Hicks led the pre-IPO and post-IPO activities for the company.  Ms. Deptula-Hicks has also held various senior financial and accounting positions at Abiomed, Incorporated; GCA Corporation; Edwards High Vacuum International and Puritan Bennett Corporation. Ms. Deptula-Hicks also currently serves on the Board of Directors and as Chair of the Audit Committee of USfalcon, Inc., a private information technology and professional services company serving military, federal and commercial customers worldwide. Ms. Deptula-Hicks previously served on the Board of Directors and as Chair of the Audit Committees of IMCOR Pharmaceutical Company, a public biotech company and Technest Holdings, Inc. a public defense and homeland security company.  Ms. Deptula-Hicks received her Bachelor of Science degree in Accounting from New Hampshire College and her MBA degree from Rivier College.

Jeffrey Barnes, has served as the Company’s Senior Vice President of Sales since May 2006.  For the 17 years prior to joining the Company Mr. Barnes served in a variety of sales and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems).  From November 2002 to May 2006 he was Vice President Sales and National Sales Manager for Cardiac Resuscitation Solutions at Philips Medical Systems, where he worked closely with iCAD’s Chief Executive Officer, Kenneth Ferry.  Mr. Barnes was responsible for sales and service operations at Philips’ market-leading defibrillation field organization.  From May 2000 to November 2002, Mr. Barnes served as Vice President of Marketing, Americas, for the Cardiac and Monitoring Systems unit of Hewlett-Packard/Agilent and Philips Medical Systems.  He was responsible for all marketing activities and certain direct sales activities for the North and South American field operation.  Mr. Barnes earned a Bachelor of Arts degree in Economics from St. Lawrence University and an MBA degree from New York University’s Leonard N. Stern School of Business.

Stacey Stevens, has served as the Company’s Senior Vice President of Marketing and Strategy since June 2006. During the past 16 years, Ms. Stevens has served in a variety of sales, business development, and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard's Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems). From February 2005 until joining the Company she was Vice President, Marketing Planning at Philips Medical Systems, where she was responsible for the leadership of all global marketing planning functions for Philips' Healthcare Business. From 2003 to January 2005, she was Vice President of Marketing for the Cardiac and Monitoring Systems Business Unit of Philips where she was responsible for all marketing and certain direct sales activities for the America's Field Operation. Prior to that, Ms. Stevens held several key marketing management positions in the Ultrasound Business Unit of Hewlett-Packard/Agilent and Philips Medical Systems. Ms. Stevens earned a Bachelor of Arts Degree in Political Science from the University of New Hampshire, and an MBA from Boston University’s Graduate School of Management.

Jonathan Go, has served as the Company’s Senior Vice President of Research and Development since October 2006.  Mr. Go brings more than twenty years of software development experience in the medical industry to his position with the Company.  From February 1998 to May 2006, Mr. Go served as Vice President of Engineering at Merge eMed Inc., a provider of Radiology Information System and Picture Archiving and Communication Systems solutions for imaging centers, specialty practices and hospitals. At Merge eMed, Mr. Go was responsible for software development, product management, testing, system integration and technical support for all of eMed's products. From July 1986 to January 1998, Mr. Go held various development roles at Cedara Software Corp. in Toronto culminating as Director of Engineering. Cedara Software is focused on the development of custom engineered software applications and development tools for medical imaging manufacturers. At Cedara Mr. Go built the workstation program, developing multiple specialty workstations that have been adopted by a large number of partners. Mr. Go earned a Bachelor of Science in Electrical Engineering from the University of Michigan and a Masters of Science in Electrical Engineering and Biomedical Engineering from the University of Michigan.

Dr. Rachel Brem is currently the Professor and Vice Chairman in the Department of Radiology at The George Washington University Medical Center and Associate Director of the George Washington Cancer Institute.  Dr. Brem has been at the George Washington University since 2000.  From 1991 to 1999 Dr. Brem was at the John Hopkins Medical Institution where she introduced image guided minimally invasive surgery and previously was the Director of Breast Imaging.  Dr. Brem is a nationally and internationally recognized expert in new technologies for the improved diagnosis of breast cancer and has published over 80 manuscripts.

Anthony Ecock has led the Resources Group at the private equity investment firm, Welsh, Carson, Anderson & Stowe ("WCAS"), since 2007.  Mr. Ecock has over 10 years of experience in the healthcare technology field. At WCAS, Mr. Ecock leads a team that is responsible for helping portfolio companies identify and implement growth, earnings and cash flow improvement opportunities. Before joining WCAS, he served as Vice President and General Manager of General Electric Healthcare’s Enterprise Sales organization, from 2003 to 2007.  From 1999 to 2003 he served as General Manager of Hewlett Packard’s Patient Monitoring Division, which was subsequently spunoff as part of Agilent Technologies and was then sold to Koninklijke Philips Electronics, N.V., where Mr. Ecock was named a Senior Vice President.  Prior to that, Mr. Ecock worked at the consulting firm of Bain & Company for 12 years where he was a Partner, Practice Leader for Information Technology and Global Program Director for Consultant Training.

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

Dr. Elliot Sussman is currently President and Chief Executive Officer of Lehigh Valley Health Network, a position he has held since 1993.  Dr. Sussman is the Leonard Parker Pool Professor of Health Systems Management, Professor of Medicine, and Professor of Health Evaluation Sciences at Pennsylvania State University’s College of Medicine.  Dr. Sussman served as a Fellow in General Medicine and a Robert Wood Johnson Clinical Scholar at the University of Pennsylvania, and trained as a resident at the Hospital of the University of Pennsylvania.  Dr. Sussman is a director and the Chairperson of the compensation committee of the Board of Directors of Universal Health Realty Income Trust, a public company involved in real estate investment trust primarily engaged in investing in healthcare and human service-related facilities.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors maintains an Audit Committee which is comprised of Mr. Rappaport (Chair), Mr. Ecock and Dr. Sussman.  Our Board has determined that each member of the Audit Committee meets the definition of an “Independent Director” under applicable NASDAQ Marketplace Rules.  In addition, the Board has determined that each member of the Audit Committee meets the independence requirements of applicable SEC rules and that Mr. Rappaport qualifies as an “audit committee financial expert” under applicable SEC rules.

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

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2008, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with, except for Dr. Sussman who filed a late Form 4 with respect to purchases of the Company’s common stock made on November 21, 2008.

Code of Ethics

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees.  Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.
98 Spit Brook Road, Suite 100
Nashua, NH 03062
Attention: Corporate Secretary

Item 11.    Executive Compensation.

EXECUTIVE COMPENSATION

The following discussion covers the compensation arrangements of our current principal executive officer, our current principal financial officer and our current three other executive officers (the “Named Executive Officers”) and our directors and includes a general discussion and analysis of our compensation program for our executive officers as well as a series of tables containing specific compensation information for our Named Executive Officers and directors. This discussion contains forward looking statements that are based upon our current executive compensation program, policies and methodologies. We may make changes in this program and these policies and methodologies in the future, and if made, we could have materially different compensation arrangements in the future

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is intended to provide information about our compensation objectives, policies and practices for our Named Executive Officers. The Compensation Committee of our Board of Directors oversees and approves all compensation decisions relating to our Named Executive Officers.

We compete in a competitive market for personnel, both for executive and for non-executive employees. The healthcare industry in general is highly competitive and characterized by continual change and improvement in technology. Desirable candidates for employment may also have opportunities from other attractive healthcare or high technology employers.  Our long term success depends on our ability to continue to develop and market innovative CAD and advance image analysis and workflow products worldwide that address important medical needs. Our ability to compete effectively depends to a large extent on our success in identifying, recruiting, developing and retaining key management personnel. A key element of our compensation strategy is the design and implementation of an executive compensation program that provides competitive and differentiated levels of pay based on corporate and individual performance and reinforces the alignment of interests of the members of our executive management team with those of our stockholders.

While our compensation program includes short-term elements, such as annual base salary, and generally annual incentive cash bonuses, a significant aspect of our compensation program includes longer term elements such as equity-based incentive awards through grants of stock options or other stock-based awards, primarily restricted and unrestricted stock grants. We believe that our compensation program provides an overall level of compensation that is competitive to that offered in our industry and with executives in other public companies of similar size within the healthcare industry.

The Compensation Committee intends to continue its strategy of compensating executives through programs that are linked to our achievement of our business goals and objectives, which may include among others, certain financial goals, such as revenue and pre-tax profitability, and individual executives are further rewarded for exceeding those goals and for personal performance. The Compensation Committee believes that the total compensation of executive officers should reflect their leadership abilities, initiative, the scope of their responsibilities and our success and the past and expected future contribution of each executive to that success. The Compensation Committee seeks to foster a performance-oriented environment by tying certain compensation components to the achievement of performance targets that are important to us and to our efforts to increase stockholder value.  We believe that our compensation program contributes to our employees’ and Named Executive Officers’ incentive to execute on our goals.

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

In May 2008 the Compensation Committee retained the consulting firm Pearl Meyer and Partners (“Pearl Meyer”) as its independent compensation consultant to review our compensation programs for 2008 and to advise them on compensation matters and trends in our industry relating to our executive officers and other employees.

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

Compensation Program Benchmarking

The study performed by Pearl Meyer in May 2008 included an executive compensation competitive assessment and long term incentive strategy review for use by the Compensation Committee in its 2008 executive compensation decisions.  They assessed the competitiveness of our executive compensation program utilizing a peer group of the following twenty-two companies: Abiomed, Inc., AFP Imaging Corporation, Amicas, Inc., Aspect Medical Systems, Inc., ATS Medical, Inc., Bio Imaging Technologies, Inc., BioSphere Medical, Inc., Bovie Medical Corporation, Clarient, Inc., Emageon, Inc., Endocare, Inc., IRIDEX Corporation, LeMaitre Vascular, Inc., Merge Healthcare, Inc., Micrus Endovascular Corporation, Natus Medical, Inc., NeuroMetrix, Inc., NMT Medical, Inc., NxStage Medical, Inc., Stereotaxis, Inc., Vital Images, Inc. and VNUS Medical Technologies, supplemented by published surveys.

In February 2009 the Compensation Committee of the Board of Directors again engaged Pearl Meyer to review the proposed 2008 bonus payments for our Named Executive Officers.  As part of the review Pearl Meyer outlined the current economic environment and how it is relating to companies in general with respect to compensation practices and outcomes.  To gain perspective on proposed bonus payments for 2008, Pearl Meyer provided to the Compensation Committee general industry research regarding 2008 bonus payments to other executive officers in the medical device industry, the absolute performance of iCAD against its stated goals and the relative performance of iCAD against the peer group companies utilized for compensation comparisons.

Pearl Meyer advised the Compensation Committee that it had conducted a Trends and Issues report entitled “Executive Pay in the New Economy”, where they polled more than 300 board members, executives and human resource professionals across industries on how the recent market turmoil has effected pay decisions for executives.  In summary, approximately 55% of the respondents expect to pay their 2008 incentive payouts for executives at “formula” (ie: they do not expect to make adjustments to formula payouts) and approximately 36% said they may exercise discretion to pay a bonus that is “below formula” (ie: less than what executives would have earned based on achievement of the plan’s stated objectives).  Pearl Meyer advised the Compensation Committee that in addition to looking at overall industry trends, it is as important to review how the Company performed from an absolute standpoint (ie: based on its internal targets and performance measurements) as well as from a relative performance basis (ie: against its peer group).

In assessing the Company’s performance against goals for 2008, the Compensation Committee considered that our company performed essentially at target.  Moreover, it noted that our actual financial performance in 2008 was significantly better than 2007 (which was significantly better than 2006).  In assessing our financial performance against our peer group the Compensation Committee noted that we performed in the top quartile for 2008.

As a result of the Pearl Meyer bonus assessment, our financial results for 2008 and our performance against our peer group, our Board of Directors, upon recommendation of the Compensation Committee, approved total 2008 incentive bonus payments in the amounts of $230,000 for Mr. Ferry, $100,000 for Ms. Deptula-Hicks, $100,000 for Mr. Barnes, $88,000 for Ms. Stevens and $82,000 for Mr. Go.

Forms of Compensation Paid to Executive Officers During 2008

In making decisions regarding forms and amounts of compensation, the Compensation Committee considers compensation paid to executive officers at similar levels and with similar experience and responsibility at public companies in our industry and in our geographic region that are deemed to be comparable in terms of revenue, market capitalization, complexity and growth patterns.  In 2008 the twenty-two companies listed above comprised this peer group.

During the fiscal year ended December 31, 2008 we provided our executive officers with the following forms of compensation:

•	Base Salary
•	Auto Allowance
•	Annual Incentive Bonus Compensation
•	Equity Incentives
•	Severance and Change of Control Benefits; and
•	Retirement and other Employee Benefits.

Base Salary

Base salary represents amounts paid during the fiscal year to our Named Executive Officers as direct guaranteed compensation under their employment agreements for their services to us.  Base salaries are an important element of compensation and are used to provide a fixed amount of compensation for the executive’s regular work. The base salaries of executive officers are usually reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities.  Generally our goal is to pay our executive officers at or above the mid point of pay levels for similar positions at public companies in our industry and in our geographic region that are deemed to be comparable in terms of revenue, market capitalization, complexity and growth patterns.

The base salary of each of our Named Executive Officers was fixed pursuant to the terms of their respective employment agreements with us which allow for increases as determined by the Compensation Committee and Board of Directors.  Moreover, when a contract is considered for renewal, either at or prior to the expiration of its stated term, base salary of the applicable executive may be increased upon a review of the executive’s abilities, experience and performance. While increases in salary are generally based on an evaluation of the individual’s performance and level of pay compared to comparable companies pay levels for similar positions, the recommendations to the Board of Directors by the Compensation Committee with respect to base salary are based primarily on informal judgments reasonably believed to be in our best interests. Base salaries are used to reward individual performance of each Named Executive Officer on a day-to-day basis during the year, and to encourage them to perform at their highest levels. We also use our base salary as an incentive to attract top quality executives and other management employees from other companies. Moreover, base salary (and increases to base salary) are intended to recognize the overall experience, position within our company and expected contributions of each Named Executive Officer to us and our goals.  Increases in base salaries are based upon individual performance. Base salary increases can also occur upon the promotion of an executive.

In June 2008 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved new employment agreements with our Named Executive Officers which provided for the following base salaries, effective June 1, 2008: Kenneth Ferry, our President and Chief Executive Officer - $355,000; Darlene Deptula-Hicks, our Executive Vice President of Finance and Chief Financial Officer - $235,000; Jeffrey Barnes, our Senior Vice President of Sales - $215,000; Stacey Stevens, our Senior Vice President of Marketing and Strategy - $200,000, and Jonathan Go, our Senior Vice President of Research and Development - $205,000.

Employment Contracts

On June 25, 2008, we entered into new employment agreements, dated as of June 1, 2008, with our five current Named Executive Officers. Each employment agreement replaces and supersedes the previous employment agreement entered into from May 2006 through October 2006 between us and the named executive.  We do not have employment agreements with any other employees. In initially determining base salary in 2006 for the Named Executive Officers the Compensation Committee utilized information obtained from an executive search firm and elsewhere, utilizing a number of criteria, including executives’ qualifications, experience, responsibility and comparison to other companies of similar size in the healthcare industry.  With respect to the new employment agreements entered into effective June 1, 2008, the Compensation Committee also considered the advice received from and study performed by Pearl Meyer in May 2008, which included an executive compensation competitive assessment and long term incentive strategy and where they assessed the competitiveness of our executive compensation program utilizing the peer group of twenty-two companies listed above under “Compensation Program Benchmarking”. The material provisions of these employment agreements are discussed in the narrative following the Summary Compensation Table.

Auto Allowance

In June 2008, and as part of their employment agreements, we agreed to pay to our Named Executive Officers an executive automobile allowance in the amount of $2,200 per month for Mr. Ferry and $1,500 per month for each of Ms. Deptula-Hicks, Mr. Barnes, Ms. Stevens and Mr. Go.   The executives are responsible for paying all the expenses of maintaining, insuring and operating their automobiles.  The purpose of providing the allowance is to defray the Named Executive Officer’s cost of owning and operating an automobile often used for business purposes; while preventing us from having to own and maintain a fleet of automobiles and is a taxable benefit for the Named Executive Officer.

Annual Incentive Bonus Compensation

Cash Incentive Bonus

In addition to base salary, the employment agreements with each of our Named Executive Officers provides each of them with a contractual right to receive an annual cash incentive bonus payment, based upon their achieving goals and objectives mutually agreed by the Board of Directors and the executive.  The purpose of such potential additional cash incentive bonus payments  is to provide a direct financial incentive to the Named Executive Officers to achieve the goals and objectives of our company. As described in more detail below and under the “Narrative Disclosure to Summary Compensation Table - Employment Contracts for our Named Executive Officers”, the amount of the incentive bonus payments that each of our Named Executive Officers was eligible to receive under, and subject to the terms of, their respective employment agreements with us, during the year ended December 31, 2008 was set in  their employment agreements in June 2008 by our Board of Directors, upon the recommendation and approval of the Compensation Committee, at 40% (55% for Mr. Ferry) of their respective base salaries.

The amount of the potential incentive cash bonus payments for 2008 was to be based upon our achieving, for the fiscal year ended December 31, 2008, targeted levels of (i) revenue and (ii) pre-tax earnings (less Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) stock option expense).  Mr. Ferry, Ms. Deptula-Hicks and Mr. Go were to be measured 100% on pre-tax earnings (less SFAS 123R stock option expense) and Mr. Barnes and Ms. Stevens were to be measured 25% and 75% respectively, on revenue and pre-tax earnings (less SFAS 123R stock option expense).  The Named Executive Officers were eligible to receive  bonus payments equal to 70% of the maximum potential amount of their incentive bonus if we achieved 90% of the respective Target Amounts, with the amount of their incentive bonus increasing by three percentage points for each one percentage point increase in the respective Target Amounts achieved by us. While for the nine months ending September 30, 2008, our financial results would have resulted in our performing at (i) 102% and (ii) 135% respectively, of the two Target Amounts, due primarily to the deterioration in the general economic conditions in the markets we serve in the fourth quarter of 2008, our 2008 financial performance resulted in our achieving approximately (i) 93% and (ii) 90% of the two Target Amounts, respectively, resulting in our Named Executive Officers earning a portion of the maximum potential incentive bonus to which they were entitled under the terms of their respective employment agreements .

In addition to payments for achieving the Target Amounts, our Named Executive Officers were eligible to receive such other cash bonuses and such other compensation as awarded to the executive by the Board. The Compensation Committee and Board also retain the discretion to increase or reduce any incentive bonus or other payment that otherwise might be payable to any individual Named Executive Officer based on individual contribution and our actual performance.

In determining to recommend that the Board approve the grant of total cash incentive bonuses to our Named Executive Officers for 2008 that exceeded the amount related to the achievement of the Target Amounts discussed above, the Compensation Committee, consulted with Pearl Meyer, assessed our actual performance against our previously determined goals, our performance in 2008 compared to the prior year, which was significantly better than 2007 (which as significantly better than 2006) and also assessed our performance against our peer group in which we performed in the top quartile for 2008.  As a result of this analysis, in addition to the cash incentive payments  relating to the Target Amounts, the Compensation Committee and the Board approved the payment of cash incentive bonuses to the Named Executive Officers for 2008 in the amounts set forth under the bonus column in the Summary Compensation Table below.  As a percentage of their base salaries, for 2008 the total amount of cash bonus payments (reflected as non-equity incentive plan compensation and bonuses under the Summary Compensation table below)  for 2008 equaled 65% for Mr. Ferry, 43% for Ms. Deptula-Hicks, 47% for Mr. Barnes, 44% for Ms. Stevens and 40% for Mr. Go.

Equity Incentives

The Named Executive Officers’ and our other employees are eligible to receive equity incentive awards under our equity incentive plans.  On occasion, we grant options outside of a formal stockholder approved plan to new employees, including new executive officers, as an inducement to their employment with us.  The primary goal of the use of equity incentives is to create long-term value for stockholders by providing the Named Executive Officers with an additional incentive to work towards maximizing stockholder value. The Compensation Committee views equity incentive awards as one of the more important components of our long-term, performance-based compensation philosophy. The grant of equity incentive awards to executive officers encourages equity ownership in iCAD and closely aligns the Named Executive Officers’ interests to the interests of all the stockholders.

Equity awards may take the form of stock options, restricted stock, unrestricted stock, stock units including restricted stock units, performance awards and other stock-based awards.   There is no formula used to determine the type or amount of equity incentive awards granted in any given year.  The mix of cash and equity-based awards, as well as the types and amounts of equity-based awards, granted to our Named Executive Officers has varied and may vary in the future from year to year. Consideration may be given to various factors, such as the relative merits of cash and equity as a device for retaining and motivating the Named Executive Officers, the practices of other companies, our performance, individual performance, an individual’s pay relative to others, contractual commitments pursuant to employment or other agreements, and the value of already-outstanding grants of equity in determining the size and type of future equity-based awards that may be granted in the future to each Named Executive Officer.

These awards are generally provided through initial grants at or near the date of hire, through subsequent annual grants and in connection to extensions of existing employment agreements or entry into new employment agreements. Equity incentive awards granted to the Named Executive Officers’ and other employees in the form of stock options have exercise prices not less than the fair market value of the stock on the date of the grant or award. Equity incentive awards vest and become exercisable at such time as determined by the Compensation Committee or Board of Directors. The initial grant is designed for the level of the job that the executive holds and is designed to motivate the executive to make the kind of decisions and implement strategies and programs that will contribute to an increase in our stock price over time. Periodic additional equity incentive awards within the comparable range for the job are expected to be granted to reflect the executives’ ongoing contributions to us, to create an incentive to remain in our employ and to provide a long-term incentive to achieve or exceed our financial goals.  During 2008 awards of common stock were made to our Named Executive Officers pursuant to their execution of  new employment agreements  noted under- Executive Compensation Tables- Narrative Disclosure to Summary Compensation Table  -  Employment Contracts for our Named Executive Officers”.

Severance and Change of Control Benefits

We have entered into employment agreements with each of the Named Executive Officers. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances, including, in the event of a “change in control”. See “Executive Compensation Tables - Narrative Disclosure to Summary Compensation Table – Employment Contracts for our Named Executive Officers” and “Severance and Change of Control Benefits” appearing after the Option Excercises and Stock-Vested table for a description of the severance and change in control benefits.

Retirement and Other Employee Benefits

We provide various employee benefit programs to all employees, including medical, dental, life insurance, short and long term disability and a 401k plan with an employer matching contribution.  Executives are eligible to participate in all our employee benefit programs, in each case on the same basis as other employees.  In addition, we paid a $2,140 life insurance premium on behalf of Mr. Ferry during 2008.

Executive Compensation Tables

The following table provides information on the compensation provided by  us during fiscal years 2008, 2007 and 2006 to (i) those persons who served in the capacity as our  Chief Executive Officer, (ii) those persons who served in the capacity as our Chief Financial Officer, and (iii) the three highest paid executive officers other than persons who served in the capacities as our Chief Executive Officer or Chief Financial Officer, who served in such capacity during 2008 and at the end of 2008 whose total compensation exceeded $100,000 (collectively the Named Executive Officers).

SUMMARY COMPENSATION TABLE

		Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Name and Principal Position	Year	$	$	$	$	$	$	$
Kenneth Ferry
President, Chief Executive	2008	341,892	93,325	360,661	149,826	136,675	24,663	1,107,042
Officer	2007	314,038	268,125	118,651	191,501	-	20,140	912,455
	2006	190,385	210,000	-	422,728	-	13,563	836,676
Darlene Deptula-Hicks
Executive Vice President of	2008	228,481	34,200	102,832	80,764	65,800	15,231	527,308
Finance, Chief Financial	2007	213,423	132,000	29,663	136,710	-	12,000	523,796
Officer	2006	58,423	55,000	-	100,438	-	3,462	217,323
Jeffrey Barnes
Senior Vice President of Sales	2008	208,481	37,865	102,832	70,021	62,135	15,231	496,565
	2007	193,423	120,000	29,663	66,211	-	12,000	421,297
	2006	113,846	110,000	-	119,298	-	7,385	350,529
Stacey Stevens
Senior Vice President of	2008	191,269	30,200	100,299	69,664	57,800	15,231	464,463
Marketing and Strategy	2007	171,231	108,000	29,663	61,992	-	12,000	382,886
	2006	90,462	90,000	-	97,225	-	5,379	283,066
Jonathan Go
Senior Vice President of	2008	200,692	24,600	62,816	78,506	57,400	15,231	439,245
Research and Development	2007	190,615	117,000	14,831	117,019	-	12,000	451,465
	2006	32,019	35,000	-	68,186	-	2,077	137,282

(1) Represents bonuses earned for 2008, 2007 and 2006 and paid in 2009, 2008 and 2007, respectively, that were awarded to the Named Executive Officers in lieu of  or in addition to any incentive bonus to which they were otherwise entitled to under the terms of their respective employment agreements.
(2)  The amounts included in the “Stock Awards” column represent the compensation cost recognized by us in 2008 and 2007 related to restricted stock awards to the Named Executive Officers, computed in accordance with Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 5 to our consolidated financial statements.
(3)  The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2008, 2007 and 2006 related to stock option awards to the Named Executive Officers, computed in accordance with Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 5 to our consolidated financial statements.
(4) Represents performance-based cash incentive bonuses paid in 2009 that were earned in 2008 under the Named Executive Officers respective employment agreements.
(5) The amounts shown in the “All Other Compensation” column for Mr. Ferry consists  of an automobile allowance of $22,523, $18,000 and $11,423 for 2008, 2007 and 2006, respectively, and $2,140 of life insurance premiums paid by us each year. For the other Named Executive Officers the amounts represent payments of an automobile allowance.

Narrative Disclosure to Summary Compensation Table

Employment Contracts for our Named Executive Officers

In June 2008 we entered into the following employment agreements with our Named Executive Officers and their compensation is determined, in part, based upon these employment agreements. A description of provisions of these agreements providing for certain post-termination payments upon termination of their employment are described following the “Option Exercises and Stock Vested” table under the caption “Severance and Change of Control Benefits- Termination for Cause or without Cause, or due to a Change in Control”.

Mr. Kenneth Ferry, our President and Chief Executive Officer.  We entered into an employment agreement with Mr. Ferry in April 2006 that provided for his employment as our Chief Executive Officer and President for a term commencing in May 2006 and expiring on December 31, 2008, which provided for yearly increases as determined by our Board of Directors.  In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the base salary increase for Mr. Ferry to $325,000, effective June 1, 2007.

On June 25, 2008, we entered into a new employment agreement, as of June 1, 2008, with Mr. Ferry.  This agreement replaces and supersedes the previous employment agreement entered into between us and Mr. Ferry.  Mr. Ferry’s employment agreement provides for his employment as our Chief Executive Officer and President for an initial term through December 31, 2012, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $355,000.  Mr. Ferry is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance.  The agreement also provides for his eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 55% of his base salary if we achieve goals and objectives determined by the Board.  Mr. Ferry will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.

In addition, pursuant to his agreement, Mr. Ferry was granted a restricted stock award of 100,000 shares of our common stock, par value $0.01 per share (the “Common Stock”).  The restricted stock award vests as to (i) 33,334 shares on May 31, 2009, (ii) an additional 33,333 shares on May 31, 2010 and (iii) an additional 33,333 shares on May 31, 2011.

Mr. Ferry’s base salary increase and bonus target for 2008 was established based on input the Compensation Committee received from Pearl Meyer, in their review of our executive compensation programs.  We believe that the compensation package provided to Mr. Ferry was comparable to that of chief executive officers for companies of similar size, complexity and growth patterns in the healthcare sector.

Ms. Darlene Deptula-Hicks, our Executive Vice President of Finance and Chief Financial Officer.  We entered into an employment agreement with Ms. Deptula-Hicks in September 2006 that provided for her employment as our Executive Vice President of Finance and Chief Financial Officer for a term commencing on September 11, 2006 and expiring on December 31, 2008, which provided for yearly increases as determined by our Board of Directors.  In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the base salary increase for Ms. Deptula-Hicks to $220,000, effective June 1, 2007.

On June 25, 2008, we entered into a new employment agreement, as of June 1, 2008, with Ms. Deptula-Hicks. This agreement replaces and supersedes the previous employment agreement entered into between us and Ms. Deptula-Hicks.  Ms. Deptula-Hicks’s employment agreement provides for her employment as our Executive Vice President of Finance and Chief Financial Officer for an initial term through December 31, 2011, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $235,000.  Ms. Deptula-Hicks is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance.  The agreement also provides for her eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 40% of her base salary if we achieve goals and objectives determined by the Board.  Ms. Deptula-Hicks will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to her by the Board.

In addition, pursuant to her employment agreement, Ms. Deptula-Hicks was granted a restricted stock award of 37,500 shares of Common Stock.  The restricted stock award vests as to 12,500 shares on each of May 31, 2009, 2010 and 2011.

Ms. Deptula-Hicks’s base salary increase and bonus target for 2008 was established based on input the Compensation Committee received from Pearl Meyer, in their review of our executive compensation programs.  We believe that the compensation package provided to Ms. Deptula-Hicks was comparable to that of chief financial officers for companies of similar size, complexity and growth patterns in the healthcare sector.

Mr. Jeffrey Barnes, our Senior Vice President of Sales.  We entered into an employment agreement with Mr. Barnes in April 2006 that provided for his employment as our Senior Vice President of Sales for a term commencing on May 15, 2006 and expiring on December 31, 2008, which provided for yearly increases as determined by our Board of Directors.   In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the base salary increase for Mr. Barnes to $200,000, effective June 1, 2007.

On June 25, 2008, we entered into a new employment agreement, as of June 1, 2008, with Mr. Barnes. This agreement replaces and supersedes the previous employment agreement entered into between us and Mr. Barnes. Mr. Barnes’s employment agreement provides for his employment as our Senior Vice President of Sales for an initial term through December 31, 2011, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $215,000.  Mr. Barnes is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance.  The agreement also provides for his eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 40% of his base salary if we achieve goals and objectives determined by the Board.  Mr. Barnes will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.

In addition, pursuant to his agreement, Mr. Barnes was granted a restricted stock award of 37,500 shares of Common Stock.  The restricted stock award vests as to 12,500 shares of Common Stock on each of May 31, 2009, 2010 and 2011.

Mr. Barnes’s base salary increase and bonus target for 2008 was established based on input the Compensation Committee recevied from  Pearl Meyer, in their review of our executive compensation programs.  We believe that the compensation package provided to Mr. Barnes was comparable to that of Senior Vice President of Sales for companies of similar size, complexity and growth patterns in the healthcare sector.

Ms. Stacey Stevens, our Senior Vice President of Marketing and Strategy.  We entered into an employment agreement with Ms. Stevens in May 2006 that provided for her employment as our Vice President of Marketing and Strategy for a term commencing on June 1, 2006 and expiring on December 31, 2008, which provided for yearly increases as determined by our Board of Directors.   In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the base salary increase for Ms. Stevens to $180,000, effective June 1, 2007.

On June 25, 2008, we entered into a new employment agreement, as of June 1, 2008, with Ms. Stevens. This agreement replaces and supersedes the previous employment agreement entered into between us  and Ms. Stevens. Ms. Stevens’s employment agreement provides for her employment as our Vice President of Marketing and Strategy for an initial term through December 31, 2011, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $200,000.  Ms. Stevens is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance. The agreement also provides for her eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 40% of her base salary if we achieve goals and objectives determined by the Board.  Ms. Stevens will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to her by the Board.

In addition, pursuant to her employment agreement, Ms. Stevens was granted a restricted stock award of 35,000 shares of Common Stock.  The restricted stock award vests as to (i) 11,667 shares on May 31, 2009, (ii) an additional 11,667 shares on May 31, 2010 and (ii) an additional 11,666 shares on May 31, 2011.

Ms. Stevens’ base salary increase and bonus target for 2008 was established based on input the Compensation Committee received from  Pearl Meyer, in their review of our executive compensation programs.  We believe that the compensation package provided to Ms. Stevens was comparable to that of Senior Vice President of Marketing and Strategy for companies of similar size, complexity and growth patterns in the healthcare sector.

Mr. Jonathan Go, our Senior Vice President of Research and Development.  We entered into an employment agreement with Mr. Go in October 2006 that provided for his employment as our Senior Vice President of Research and Development for a term commencing on October 23, 2006 and expiring on December 31, 2008, which provided for yearly increases as determined by our Board of Directors. In May 2007 our Board of Directors, upon the recommendation and approval of the Compensation Committee of our Board, approved the base salary increase for Mr. Go to $195,000, effective June 1, 2007.

On June 25, 2008, we entered into a new employment agreement, as of June 1, 2008, with Mr. Go. This agreement replaces and supersedes the previous employment agreement entered into between usand Mr. Go. Mr. Go’s employment agreement provides for his employment as our Senior Vice President of Research and Development for an initial term through December 31, 2011, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $205,000.  Mr. Go is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance. The agreement also provides for his eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 40% of his base salary if we achieve goals and objectives determined by the Board.  Mr. Go will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.

In addition, pursuant to his agreement, Mr. Go was granted a restricted stock award of 30,000 shares of Common Stock.  The restricted stock award vests as to 10,000 shares on each of May 31, 2009, 2010 and 2011.

Mr. Go’s base salary increase and bonus target for 2008 was established based on input the Compensation Committee received from  Pearl Meyer, in their review of our executive compensation programs.  We believe that the compensation package provided to Mr. Go was comparable to that of Senior Vice President of Research and Development for companies of similar size, complexity and growth patterns in the healthcare sector.

The following table sets forth information regarding grants of plan-based awards for each of the Named Executive Officers during the year ended December 31, 2008.

GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of	Grant date fair value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock (2) (#)	Awards ($)
Kenneth Ferry		136,675	195,250	390,500
	6/25/2008				200,000	584,000
Darlene Deptula-Hicks		65,800	94,000	188,000
	6/25/2008				75,000	219,000
Jeffrey Barnes		60,200	86,000	172,000
	6/25/2008				75,000	219,000
Stacey Stevens		56,000	80,000	160,000
	6/25/2008				70,000	204,400
Jonathan Go		57,400	82,000	164,000
	6/25/2008				60,000	175,200

(1)
The Estimated Possible Payouts under Non-Equity Incentive Plan Awards column represents the eligibility of the Named Executive Officers listed in the table to receive an annual cash incentive bonus in each calendar year pursuant to their respective employment agreements if we achieve goals and objectives established by the Board or Compensation Committee (“Target Amounts”). According to the terms of their employment agreements these Named Executive Officers are eligible to receive, for each employment year, during the term of their employment agreement, 40% (55% for Mr. Ferry) of their respective base salaries, which are reflected above under the Target column.  The amounts under the Threshold column assumes that if the Target Amounts are not met the Named Executive Officers are still eligible to receive a bonus payments equal to 70% of the amount of their incentive bonus if we achieved 90% of the respective Target Amounts, but does not reflect the fact that the amount of their incentive bonus would then increase by three percentage points for each one percentage point increase in the respective Target Amounts achieved by us. The amounts under the Maximum column assumes that for future years the Committee and/or the Board will increase the amount of the incentive bonuses by up to an additional 100% if we achieve greater than 100% of the Target Amounts with a maximum payout of 200%.  Based upon the percentage of the Target Amounts achieved in 2008 the Named Executive Officers earned a portion of the potential incentive bonus to which they were entitled under their respective employment agreements. See the Summary Compensation Table for the amounts of these non-equity incentive bonus payments. The amounts earned for 2008 were paid in March 2009. See the discussion above under Annual Incentive Bonus Compensation-Cash Incentive Bonus. Additional terms of these employment agreements are discussed in the narrative following the Summary Compensation Table.

(2)
On June 25, 2008, we granted these shares of common stock to the Named Executive Officers under our 2007 Plan in connection with the entry of new employment agreements with each of the Named Executive Officers.  Each of these stock awards vest in three equal annual installments with the first installment vesting on May 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by each of the Named Executive Officers at December 31, 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Kenneth Ferry	750,000	(1)	-		1.59	3/15/2011
	66,666	(2)	133,334	(2)	3.89	7/18/2012	133,334	(3)	150,667
							200,000	(4)	226,000
Darlene Deptula-Hicks	275,000	(1)	-		1.80	9/11/2011
	33,333	(2)	66,667	(2)	3.89	7/18/2012	33,334	(3)	37,667
							75,000	(4)	84,750
Jeffrey Barnes	225,000	(1)	-		1.59	3/15/2011
	33,333	(2)	66,667	(2)	3.89	7/18/2012	33,334	(3)	37,667
							75,000	(4)	84,750
Stacey Stevens	135,000	(1)	-		1.98	6/1/2011
	33,333	(2)	66,667	(2)	3.89	7/18/2012	33,334	(3)	37,667
							70,000	(4)	79,100
Jonathan Go	160,000	(1)	40,000	(1)	2.27	10/23/2011
	25,000	(2)	50,000	(2)	3.89	7/18/2012	16,667	(3)	18,834
							60,000	(4)	67,800

(1)
The foregoing options vest in five installments at various times between May 15, 2006 and October 23, 2009.  The first installment vest on the grant date of the option, the second installment vest between  6 to 7 months following the grant date and the remaining three installments vest annually on or about the grant date of each option.  Vesting of the options accelerates as to the shares to which the options become exercisable at the latest date (to the extent any such shares remain unvested at the time), upon the closing sale price of our common stock for a period of twenty (20) consecutive trading days exceeding (i) 200% of the exercise price of the per share of the options; (ii) 300% of the exercise price per share of the options or (iv) 400% of the exercise price per share of the options.

(2)	Each of these options vest in three equal annual installments with the first installment vesting on July 18, 2008.
(3)	Each of these restricted stock awards vest in three equal annual installments with the first installment vesting on July 18, 2008.
(4)	Each of these restricted stock awards vest in three equal annual installments with the first installment vesting on May 31, 2009.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding stock option exercises and restricted stock vested by each of the Named Executive Officers during the year ended December 31, 2008.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise #	Value realized on exercise $	Number of shares acquired on vesting #	Value realized on vesting $
Kenneth Ferry	50,000	137,574	66,666	189,331
Darlene Deptula-Hicks	-	-	16,666	47,331
Jeffrey Barnes	-	-	16,666	47,331
Stacey Stevens	15,000	32,851	16,666	47,331
Jonathan Go	-	-	8,333	23,666

SEVERANCE AND CHANGE OF CONTROL BENEFITS

As noted in the Compensation Discussion and Analysis under the subheading “Employment Contracts”, in 2008 we entered into substantially similar employment agreements with each of our Named Executive Officers.  These agreements provide for certain payments and other benefits if a Named Executive Officer’s employment with us is terminated under circumstances specified in his or her respective agreement, including a “change in control” of our company. A Named Executive Officer’s rights upon the termination of his or her employment will depend upon the circumstances of the termination.

Under the employment agreements, a Change in Control would include any of the following events:

•      any “person” as defined in Sections 13(d) and 14(d) of the Exchange Act (other than (i) the executive, us or our subsidiaries or affiliates or, (ii) any fiduciary holding securities under an employee benefit plan of iCAD or its subsidiaries) becomes the “beneficial owner” of 50% or more of our voting outstanding securities;

•      our stockholders approve the sale of our company through a merger or a sale of our assets or otherwise; or

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

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements to which the Named Executive Officers would be entitled if they were terminated without cause on December 31, 2008.

Name	Estimated Net Present Value of Remaining Salary Payments ($)	Estimated Net Present Value of Prorata Bonus ($)	Estimated Net Present Value of Continuing Health Benefits ($)	Total Termination Benefits ($)
Kenneth Ferry	351,887	229,234	14,932	596,053
Darlene Deptula-Hicks	232,939	99,667	14,932	347,538
Jeffrey Barnes	213,115	99,667	14,932	327,714
Stacey Stevens	198,246	87,707	-	285,953
Jonathan Go	203,202	81,727	14,932	299,861

Termination due to a Change in Control

In the event a Named Executive Officers’ employment is terminated within six months (for Mr. Ferry, Ms. Deptula-Hicks and Mr. Go) or three months (for Mr. Barnes and Ms. Stevens) following a change in control by us without cause (for all Named Executive Officers) or by the executive for good reason (for Mr. Ferry, Ms, Deptula-Hicks and Mr. Go), then we will pay to the executive as severance pay and as liquidated damages an amount equal to (i) (a) his or her base salary as then in effect for the greater of (x) the remainder of the original term of the employment agreement or (y) for Mr. Ferry a period of two years from the date of termination and for all other executives a period of one year from the date of termination plus (b) an amount equal to the incentive bonus which would otherwise been payable for the employment year in which the date of termination occurs;  however, if any such severance payment, either alone or together with other payments or benefits, either cash or non-cash, that the Named Executive Officer has the right to receive from us, including, but not limited to, accelerated vesting or payment of any deferred compensation, options, stock appreciation rights or any benefits payable to the executive under any plan for the benefit of employees, which would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code of 1986), then such severance payment or other benefit will be reduced to the largest amount that will not result in receipt by the executive of a parachute payment.  The base salary payments are payable at our discretion either (1) in equal installments over the 24 month period following the date of termination or (2) a lump sum cash payment equal to the present value of the payment otherwise due.

If within six months (for Mr. Ferry, Ms. Deptula-Hicks, Mr. Go and Mr. Barnes) or three months (for Ms. Stevens) after the occurrence of a change in control, we terminate the executive’s employment without cause (for all Named Executive Officers) or the executive terminates his or her employment for good reason (for Mr. Ferry, Ms. Deptula-Hicks and Mr. Go), then despite the vesting and exercisability schedule contained in any stock option agreement between us and the executive, all unvested stock options will immediately vest and become exercisable and will remain exercisable for not less than 180 days.

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

The following table quantifies the estimated maximum amount of payments and benefits under our employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the Named Executive Officers would be entitled upon termination of employment if we terminated their employment without cause within three or six months following a “change in control” of us that (by assumption) occurred on December 31, 2008.

Name	Present Value of Salary & Bonus Payment ($)	Value of Accelerated Vesting of Equity Awards (1) ($)	Estimated Net Present Value of Continuing Health Benefits ($)	Total Termination Benefits ($)
Kenneth Ferry	927,322	84,782	29,623	1,041,727
Darlene Deptula-Hicks	332,606	31,793	14,932	379,331
Jeffrey Barnes	312,782	31,793	14,932	359,507
Stacey Stevens	285,953	30,704	-	316,657
Jonathan Go	284,929	24,081	14,932	323,942

(1)
This amount represents the unrealized value of the unvested portion of the respective Named Executive Officer’s stock options based upon a closing price of $1.13 of our Common Stock on December 31, 2008 and calculated in accordance with Section 280G of the Internal Revenue Code and related regulations.

Retirement and Other Employee Benefits

We provide various employee benefit programs to all employees, including medical, dental, life insurance, short and long term disability and a 401k plan which in early 2007 we added an employer matching contribution.  Executives are eligible to participate in all our employee benefit programs, in each case on the same basis as other employees.  In addition, in 2008 we paid a $2,140 life insurance premium on behalf of Mr. Ferry.

COMPENSATION OF DIRECTORS

Compensation of Directors is determined by the Board in conjunction with recommendations made by the Compensation Committee. The following is the 2008 compensation paid to those members of the Board who are not employed by us or any of our subsidiaries and were not employed by us or any of our subsidiaries at any time during 2008, our “Non-Employee Directors”.

2008 Non-Employee Director Compensation:

Cash Compensation

a)  Amounts.   For 2008, each Non-Employee Director received an annual retainer of $18,000 except for the Chairperson of the Board who received an annual retainer of $35,000.  In addition to the $18,000 retainer, the Chairperson of the Audit Committee received an annual fee of $7,500 and the Chairperson of the Compensation Committee received an annual fee of $3,000. Our designated “financial expert” also received an additional annual fee of $5,000 unless the financial expert is also the Chairperson of the Audit Committee and received the $7,500 fee for acting as such Chairperson.

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

In lieu of receiving the cash payments set forth above, each Non-Employee Director was entitled to choose to receive five-year non-qualified stock options to purchase that number of shares of our common stock that has a Black Sholes value (as determined by us using the same methodology as it uses to calculate options for purposes of its audited financial statements) on a given payment date equal to the value of the cash fees the director would otherwise be entitled to. An election, once made, was irrevocable and covered all of the cash fees for the ensuing year.   Any option issued under this election vested immediately upon the date of issuance and had an exercise price equal to the fair market value of the common stock on the applicable payment date and were not subject to forfeiture as a result of the director ceasing to act as a director of iCAD.  In 2008, we had four non-employee directors elect to receive options in lieu of cash fees.

Equity Compensation

a.)    Initial Awards of Options for New Directors.

Any person who is elected or appointed as an Non-Employee Director and who has not served as our director in the prior calendar year automatically receives, on the date of election or appointment to the Board, an award of five-year immediately exercisable non-qualified stock options to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value of common stock on the date of grant and will not be subject to forfeiture as a result of the director ceasing to act as our director.

b.)  Quarterly Option Awards.

On each payment date in 2008, each Non-Employee Director was granted five-year immediately exercisable non-qualified options to purchase shares of our Common Stock. The options were payable in arrears for Board or Board Committee services rendered by the Non-Employee Director in the three month period immediately preceding the date of the award or “Service Period”. The exercise price of these options are equal to the fair market value of the Common Stock on the applicable quarterly payment date and are not subject to forfeiture as a result of the director ceasing to act as our director.  A total of 3,750 options were granted to each director who served for the entire Service Period. Any Non-Employee Director who served for only a portion of the Service Period received proportionately fewer options.

The following table provides information on director compensation paid by us during 2008.  An executive officer who serves on our Board does not receive additional compensation for serving on the Board.

DIRECTOR COMPENSATION

Name (3)	Fees earned or paid in cash (1) ($)	Option Awards (2) ($)	Total ($)
Dr. Lawrence Howard	41,000	13,292	54,292
Dr. Rachel Brem	-	38,292	38,292
Anthony Ecock	16,121	9,581	25,702
James Harlan (4)	-	20,543	20,543
Steven Rappaport	-	47,791	47,791
Dr. Elliot Sussman	-	42,791	42,791

(1)	These amounts do not include fees that were earned but paid in options pursuant to the election by certain directors to receive options in lieu of cash fees.
(2)
The amounts included in the “Option Awards” column represent the compensation cost recognized by us in 2008 related to stock option awards to directors, computed in accordance with SFAS No. 123R.  For a discussion of valuation assumptions, see Note 5 to our consolidated financial statements.  All options granted to directors in 2008 vested immediately. The amounts include options that were issued in lieu of cash fees pursuant to an election made by certain of the directors.

(3)
As of December 31, 2008, the aggregate number of unexercised stock options held by each person who was a Non-Employee director was as follows: Dr. Howard - 51,250; Dr. Brem – 138,195; Mr. Ecock – 32,500; Mr. Rappaport - 76,861; Dr. Sussman - 103,536.

(4)	Mr. James Harlan’s term as one of our directors expired at our Annual Meeting on June 17, 2008.

2009 Non-Employee Director Compensation:

On November 16, 2008, our Compensation Committee agreed to continue to compensate our Non-Employee Directors in 2009 at the same rate as the 2008 compensation discussed above and will review it periodically.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for, among other things, assisting the Board in overseeing our executive compensation strategy and reviewing and approving the compensation of our executive officers.  During 2008 there were no interlock relationships between our executive officers and the members of our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended.

By the Compensation Committee:   Elliot Sussman, M.D. (Chairperson) and Rachel Brem, M.D

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our Common Stock owned on April 1, 2009 by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our Common Stock (ii) each of our Named  Executive Officers, (iii) each of our directors and (iv) all current executive officers and directors as a group.  Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 98 Spit Brook Road, Suite 100, Nashua, New Hampshire 03062.

BENEFICIAL OWNERSHIP TABLE

		Number of Shares
Title	Name of	Beneficially		Percentage
of Class	Beneficial Owner	Owned (1) (2)		of Class
Common	Robert Howard	5,809,453	(3)	12.8%
Common	Maha Sallam	1,527,540	(4)	3.4%
Common	Dr. Lawrence Howard	1,653,853	(5)	3.6%
Common	Kenneth Ferry	1,237,999	(6)	2.7%
Common	Dr. Rachel Brem	153,185	(7)	*
Common	Anthony Ecock	36,250	(8)	*
Common	Steven Rappaport	299,785	(9)	*
Common	Dr. Elliot Sussman	236,555	(10)	*
Common	Jeffrey Barnes	328,384	(11)	*
Common	Darlene Deptula-Hicks	345,591	(12)	*
Common	Jonathan Go	213,333	(13)	*
Common	Stacey Stevens	240,718	(14)	*
Common	All current executive officers and	6,273,193	(4) through (14)	13.1%
	directors as a group (11 persons)

* Less than one percent

1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 1, 2009, upon (i) the exercise of options; (ii) vesting of restricted stock; (iii) warrants or rights; (iv) through the conversion of a security; (v) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (vi) pursuant to the automatic termination of a trust, discretionary account or similar arrangement.  Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 1, 2009, have been exercised.

2)	Unless otherwise noted, we believe that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

3)
Includes options to purchase 15,000 shares of Common Stock at $2.82 per share, 3,750 shares at $3.50 per share, 3,750 shares at  $3.90 per share, 3,750 shares at $2.91 per share and 1,263 shares at $2.00 per shares and 20,000 shares beneficially owned by Mr. Howard’s wife.  The address of Mr. Howard is 145 East 57th Street, 4th Floor, New York, NY 10022.

4)	Includes options to purchase 56,250 shares of Common Stock at $0.80 per share and 100,000 shares at $3.49 per share and also includes 183,625 shares beneficially owned by Dr. Sallam’s husband.

5)
Includes options to purchase 25,000 shares of Common Stock at $2.82 per share, 3,750 shares at $3.50 per share, 3,750 shares at $3.90 per share, 3,750 shares at $2.91 per share, 3,750 shares at $2.00 per share, 3,750 shares at $2.73, 3,750 shares at $2.90 per share, 3,750 shares at $2.78 per share and 3,750 shares at $1.39 per shares.  Also includes 79,500 shares beneficially owned by Dr. Howard’s children.

6)	Includes options to purchase 750,000 shares of Common Stock at $1.59 per share and 200,000 shares at $3.89 per share. Also includes 66,667 shares of restricted stock that vest in May 2009.

7)
Consists of options to purchase 45,000 shares of Common Stock at $3.35 per share, 25,000 shares at $2.82 per share, 9,111 shares at $3.50 per share, 7,854 shares at $3.90 per share, 8,860 shares at $2.91 per share, 12,040 shares at $2.00 per share, 9,813 shares at $2.73 per share, 11,297 shares at $2.90 per share, 9,220 shares at $2.78 per share and 14,990 shares at $1.39 per share.

8)	Consists of options to purchase 25,000 shares of Common Stock at $3.33 per share, 3,750 shares at $2.90 per share, 3,750 shares at $2.78 per share and 3,750 shares at $1.39 per share.

9)
Includes options to purchase 25,000 shares of Common Stock at $3.18 per share, 3,750 shares at $3.50 per share, 3,750 shares at $3.90 per share, 3,750 shares at $2.91 per share, 3,750 shares at $2.00 per share, 12,214 shares at $2.73 per share, 13,065 shares at $2.90 per share, 11,582 shares at $2.78 per share and 20,865 shares at $1.39 per share.

10)
Includes options to purchase 15,000 shares of Common Stock at $1.55 per share, 15,000 shares at $2.82 per share, 10,068 shares at $3.50 per share, 7,683 shares at $3.90 per share, 9,325 shares at $2.91 per share, 13,422 shares at $2.00 per share, 10,571 shares at $2.73 per share, 12,004 shares at $2.90 per share, 10,463 shares at $2.78 per share and 18,566 shares at $1.39 per share.

11)	Includes options to purchase 225,000 shares of Common Stock at $1.59 per share and 33,333 shares at $3.89 per share. Also includes 25,000 shares of restricted stock that vest in May 2009.

12)	Includes options to purchase 275,000 shares of Common Stock at $1.80 per share and 33,333 shares at $3.89 per share. Also includes 25,000 shares of restricted stock that vest in May 2009.

13)	Includes options to purchase 160,000 shares of Common Stock at $2.27 per shares and 25,000 shares at $3.89 per share. Also includes 20,000 shares of restricted stock that vest in May 2009.

14)	Includes options to purchase 135,000 shares of Common Stock at $1.98 per share and 33,333 shares at $3.89 per share. Also includes 23,334 shares of restricted stock that vest in May 2009.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2008.

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	3,573,726	$2.91	195,185
Equity compensation plans not approved by security holders (1):	2,521,111	$3.14	-0-
Total	6,094,837	$3.00	195,185

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with warrant and non-plan option holders.  These warrants and options are five years in duration, expire at various dates between December 15, 2009 and November 3, 2011, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 5 of Notes to our consolidated financial statements for a description of our Stock Option and Stock Incentive Plans and certain information regarding the terms of the non-plan options.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

Review, Approval or Ratification of Transactions with related persons

Our Audit Committee is responsible for reviewing and approving or ratifying related-persons transactions. A related person is any executive officer, director, nominee for director or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons. In addition, pursuant to our Code of Business Conduct and Ethics, all of our employees and directors who have become aware of a conflict or potential conflict of interest, are required to notify our Chief Executive Officer.  There are no written procedures governing any review of related person transactions.

Certain Transactions

The Company had previously entered into a Revolving Loan and Security Agreement and related Convertible Revolving Credit Promissory Note dated October 26, 1987, as amended, (the “Prior Loan Agreement”) with Mr. Robert Howard, the former Chairman of the Board of Directors and a current principal stockholder of the Company, under which Mr. Howard had agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000.  As a condition to, and simultaneously with, the execution  of  a Loan and Security Agreement, with RBS Citizens, N.A., on June 30, 2008, the unpaid principal amount and accrued interest of the Prior Loan Agreement, was extinguished as follows:  (1) a total of $2,000,000 principal amount under the Prior Loan Agreement, together with $351,917 of accrued and unpaid interest on such principal amount, was converted by Mr. Howard into 1,622,012 shares of Common Stock per the original terms of the Prior Loan Agreement and (2) the remaining principal balance under the Prior Loan Agreement of $258,906, together with accrued and unpaid interest of $55,598 on such principal amount, was paid in cash to Mr. Howard.  The outstanding indebtedness under the Prior Loan Agreement has therefore, been fully converted and satisfied and the Prior Loan Agreement was terminated as of June 30, 2008.

On June 19, 2006, the Company and Dr. Lawrence Howard, who subsequently became a director and is currently the Chairman of the Board of Directors of the Company, entered into a Note Purchase Agreement with respect to the purchase by Dr. Howard from the Company of an aggregate of $200,000 principal amount of a 7% Convertible Note of the Company due June 19, 2008 (the “Howard Note”) at a purchase price of $200,000.  Interest on the Howard Note was payable on the due date.  On June 19, 2008, the $200,000 principal amount under the Howard Note, together with $28,000 of accrued and unpaid interest on such principal amount, was converted by Dr. Howard into 152,000 shares of Common Stock at $1.50 per share conversion price as set forth in the Howard Note.  The Howard Note has, therefore, been fully converted and satisfied and was terminated as of June 19, 2008.

On June 20, 2006, the Company and Mr. Kenneth Ferry, the Company’s Chief Executive Officer, entered into a Note Purchase Agreement with respect to the purchase by Mr. Ferry from the Company of an aggregate of $300,000 principal amount of a 7% Convertible Note of the Company due June 20, 2008 (the “Ferry Note”) at a purchase price of $300,000.  Interest on the Ferry Note was payable on the due date.  On June 20, 2008, the $300,000 principal amount under the Ferry Note, together with $42,000 of accrued and unpaid interest on such principal amount, was converted by Mr. Ferry into 228,000 shares of Common Stock at $1.50 per share conversion price as set forth in the Ferry Note.  The Ferry Note has, therefore, been fully converted and satisfied and was terminated as of June 20, 2008.

On September 12, 14 and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of a total of $2,300,000 principal amount of its 7.25% Convertible Promissory Notes (the “Notes”) by directors, former directors, officers and employees of the Company, including the following: Mr. Robert Howard (as to $1,350,000), former Chairman of the Board and director of the Company, another former director of the Company (as to $300,000), and Dr. Elliot Sussman (as to $100,000), a director of the Company, Mr. Steven Rappaport (as to $300,000) who subsequently became and is currently a director of the Company and Dr. Lawrence Howard (as to $100,000) who subsequently became a director and is currently Chairman of the Board and a director of the Company, and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux.  The Notes were due two years from the date of issue. On September 12, 14 and 19, 2008, the total principal amount of $2,300,000 under the Notes, together with $333,500 of accrued and unpaid interest on such principal amount, were converted into 1,549,117 shares of Common Stock at $1.70 per share conversion price as set forth in the Notes.  The Notes have, therefore, been fully converted and satisfied and were terminated as of September 12, 14 and 19, 2008, respectively.

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

Consistent with these considerations, the Board has determined that Messrs. Rappaport and Ecock and Drs. Brem and Sussman, meet the director independence requirements under the applicable Marketplace Rule of The Nasdaq Stock Market LLC. In reaching this conclusion the Board reviewed the definition of independence under the applicable Nasdaq Marketplace Rule and the answers to annual questionnaires completed by each of the independent directors and also considered the investments in convertible notes of the Company made by certain of the independent directors during 2006.

Item 14.           Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by its independent registered public accountants, BDO Seidman, LLP for professional services rendered for the years ended December 31, 2008 and 2007:

Audit Fees.  The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2008 and 2007, the review of the financial statements included in the Company's Forms 10-Q and consents issued in connection with the Company’s filings on Form S-3 and S-8 for 2008 and 2007 totaled $370,000 and $351,200, respectively.

Audit-Related Fees.  The aggregate fees billed by BDO Seidman, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, for the years ended December 31, 2008 and 2007, and are not disclosed in the paragraph captions “Audit Fees” above, were $0.

Tax and all other Fees. No tax fees or other fees were paid to BDO Seidman, LLP for the years ended December 31, 2008 and 2007.

Pre-Approval Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2008.  Consistent with the Audit Committee's responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  The full Audit Committee pre-approves proposed services and fee estimates for these services.  The Audit Committee chairperson or their designee has been designated by the Audit Committee to pre-approve any services arising during the year that were not pre-approved by the Audit Committee.  Services pre-approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting.  Pursuant to these procedures, the Audit Committee pre-approved the foregoing audit services provided by BDO Seidman, LLP.

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

**  The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC, copies of any of the omitted schedules and exhibits upon request by the SEC.

(1)	Filed with the Original Filing.
(2)	Filed herewith

(b)	Exhibits - See (a) (3) above

(c)	Financial Statement Schedule - See (a) (1)-(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, INC.
Date: April 9, 2009

	By:	/s/ Kenneth Ferry
Kenneth Ferry
President, Chief Executive Officer, Director

	By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks
Executive Vice President of Finance,
Chief Financial Officer, Treasurer