Form 10-Q
period 2009-03-31
ICAD INC
filed 2009-05-08
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐.

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

As of the close of business on May 1, 2009 there were 45,358,375 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4

	Consolidated Statements of Operations for the three month periods ended March 31, 2009 and March 31, 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and March 31, 2008 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7-13

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6	Exhibits	23

Signatures		24

iCAD, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,878,937	$13,115,715
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 in 2009 and 2008	4,952,087	5,570,323
Inventory, net	1,277,238	1,448,373
Prepaid and other current assets	499,057	451,402
Total current assets	19,607,319	20,585,813

Property and equipment:
Equipment	3,232,687	3,492,977
Leasehold improvements	75,590	75,590
Furniture and fixtures	358,477	358,477
Marketing assets	290,482	287,456
	3,957,236	4,214,500
Less accumulated depreciation and amortization	2,649,237	2,714,706
Net property and equipment	1,307,999	1,499,794

Other assets:
Deposits	63,194	63,194
Patents, net of accumulated amortization	26,447	22,349
Customer relationships, net of accumulated amortization	227,716	236,634
Technology intangibles, net of accumulated amortization	6,936,494	7,142,662
Tradename, net of accumulated amortization	117,800	124,000
Goodwill	43,515,285	43,515,285
Total other assets	50,886,936	51,104,124

Total assets	$71,802,254	$73,189,731

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,721,803	$2,189,093
Accrued salaries and other expenses	2,018,662	2,752,818
Deferred revenue	2,270,118	1,955,495
Total current liabilities	6,010,583	6,897,406

Total liabilities	6,010,583	6,897,406

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; issues and outstanding 0 in 2009 and 2008.	-	-
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 45,426,251 in 2009 and 45,403,472 in 2008; outstanding 45,358,375 in 2009 and 45,335,596 in 2008	454,183	454,034
Additional paid-in capital	148,579,949	148,082,225
Accumulated deficit	(82,292,197)	(81,293,670)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	65,791,671	66,292,325

Total liabilities and stockholders' equity	$71,802,254	$73,189,731

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Revenue
Products	$6,339,620	$5,654,623
Service and supplies	825,378	777,393
Total revenue	7,164,998	6,432,016

Cost of revenue
Products	1,054,987	955,416
Service and supplies	201,817	182,769
Total cost of revenue	1,256,804	1,138,185

Gross margin	5,908,194	5,293,831

Operating expenses:
Engineering and product development	2,161,215	1,409,209
Marketing and sales	2,945,121	2,383,522
General and administrative	1,835,311	1,848,345
Total operating expenses	6,941,647	5,641,076

Loss from operations	(1,033,453)	(347,245)

Interest income (expense) - net	34,926	(98,607)

Net loss	$(998,527)	$(445,852)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares used in computing loss per share:
Basic and diluted	45,352,954	39,171,876

See accompanying notes to consolidated financial statements.

iCAD, Inc.

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(998,527)	$(445,853)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	215,871	234,724
Amortization	291,480	179,751
Stock based compensation	500,035	392,059
Non-cash interest expense associated with discount on convertible loans payable	-	7,353
Changes in operating assets and liabilities:
Accounts receivable	618,236	1,938,622
Inventory	171,135	(172,952)
Other current assets	(47,655)	(6,931)
Accounts payable	(467,290)	(401,310)
Accrued interest	-	102,338
Accrued salaries and other expenses	(736,318)	(1,014,993)
Deferred revenue	314,623	191,040
Total adjustments	860,117	1,449,701

Net cash provided by (used for) operating activities	(138,410)	1,003,848

Cash flows from investing activities:
Additions to property and equipment	(98,368)	(102,005)
Net cash used for investing activities	(98,368)	(102,005)

Cash flows from financing activities:
Issuance of common stock for cash	-	5,085
Net cash provided by (used for) financing activities	-	5,085

Increase (decrease) in cash and equivalents	(236,778)	906,928
Cash and equivalents, beginning of period	13,115,715	4,348,729
Cash and equivalents, end of period	$12,878,937	$5,255,657

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2009

(1)           Basis of Presentation and Significant Accounting Policies

Reference should be made to iCAD, Inc.'s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2008 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2009, the results of operations for the three month periods ended March 31, 2009 and 2008, and cash flows for the three month periods ended March 31, 2009 and 2008. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 6, 2009. The results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)           Financing Arrangements

Loan and Security Agreement

On June 30, 2008, the Company entered into a Loan and Security Agreement (the “RBS Loan Agreement”) with RBS Citizens, N.A. (“RBS”).  The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000.  The borrowing base under the RBS Loan Agreement is limited to 80% of eligible accounts receivable or, if adjusted EBITDA (EBITDA is defined in the agreement as earnings before interest expense, income tax expense, depreciation, amortization and SFAS 123R stock option expense) for the quarter is greater than or equal to $1,250,000, then the Company shall not be subject to a restriction as to availability of credit upon the borrowing base.  In the first quarter of 2009 the Company advised RBS that it failed to meet the Adjusted EBITDA  covenant  contained  in  the  Loan  Agreement  and  requested  that RBS  agree to

 iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2009

(2)           Financing Arrangements  (continued)

Loan and Security Agreement  (continued)

waive such non-compliance. RBS waived the Company’s non-compliance with the Adjusted EBITDA covenant for the quarter ended March 31, 2009 and removed the Adjusted EBITDA covenant from the Loan Agreement on a going forward basis. As of March 31, 2009 the Company had approximately $3,845,000 of available borrowing capacity. To date, the Company has not borrowed any amounts under the Loan Agreement. Unless earlier repaid, all amounts due and owing under the RBS Loan Agreement are required to be repaid on June 30, 2009, the stated termination date of the RBS Loan Agreement.

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

(3)           Earning (loss) per Share

The Company’s basic earnings (loss) per share is computed by dividing net profit or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted earnings per

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2009

(3)           Earning (loss) per Share (continued)

share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of stock options, convertible notes and warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.  A summary of the Company’s calculation of earnings (loss) per share is as follows:
	Three Months
	March 31,
	2009	2008
Basic shares used in the calculation of earnings (loss) per share	45,352,954	39,171,876

Effect of dilutive securities:
Stock options	-	-
Stock warrants	-	-
Restricted stock	-	-

Diluted shares used in the calculation of earnings per share	45,352,954	39,171,876

Net loss per share - basic	$(0.02)	$(0.01)

Net loss per share - diluted	$(0.02)	$(0.01)

The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	Three Months
	March 31,
	2009	2008
Stock options	5,235,398	5,831,857
Stock warrants	936,111	1,003,311
Restricted stock	790,324	428,250
Convertible Revolving Promissory Note	-	1,484,557
Convertible loans payable	-	2,098,039
Total	6,961,833	10,846,014

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2009

 (4)           Stock-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) and Staff Accounting Bulletin 107 ("SAB 107") for all share-based compensation that was not vested as of January 1, 2006. The Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The Company issued 91,921 stock options in the three months ended March 31, 2009.  The Company did not issue any shares of restricted stock during this three month period.  The options granted during the first three months of 2009 had a weighted average exercise price of $1.23. The weighted average fair value of options granted during this three month period was $0.46 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 1.65%, and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group.  The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company recorded $500,035 for share-based compensation in accordance with SFAS 123R for the three months ended March 31, 2009.

For the same period in 2008, the Company issued 294,456 stock options and 53,250 shares of restricted stock.  The options granted during the first three months of 2008 had a weighted average exercise price of $1.73. The weighted average fair value of options granted during the three month period ended March 31, 2008 was $1.10 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 2.77%, and expected dividend yield of 0%.

As of March 31, 2009 there was approximately $2,889,617 of total unrecognized compensation cost related to unvested options and restricted stock.  That cost is expected to be recognized over a weighted average period of three years.

The Company’s aggregate intrinsic value of options outstanding at March 31, 2009 was $16,801.  The aggregate intrinsic value of restricted stock outstanding at March 31, 2009, was $719,195.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2009

(5)           Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In accordance with SFAS 157, the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2009 are cash equivalents.  The cash equivalents are measured using level one inputs.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2009

(6)           Commitments and Contingencies

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002.  The Company believes that it will not be liable for the re-assessment against CADx Medical and no accrual was recorded as of March 31, 2009.  The Company responded to the notice outlining its grounds of objection with respect to the re-assessment.  The CRA responded acknowledging receipt of the correspondence and advised that they intend to schedule a review on the matter.

(7)           Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48").  At March 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.  The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2009. The Company files United States federal income tax returns and income tax returns in various state and local jurisdictions. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.  No income tax expense was provided for the three months ending March 31, 2009.  The Company’s effective income tax rate was 6% for the three months ended March 31, 2008. The effective income tax rate is based upon the estimated income for the year. For 2008 the Company’s effective tax rate varied from the statutory tax rate principally due to federal and state net operating loss carryforwards available.

(8)           Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, changes in its results of operations and changes in its forecasts or market expectation relating to future results.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2009

(8)           Goodwill (continued)

The Company’s goodwill arose in connection with its acquisitions in June 2002 and in December 2003.  The Company operates in one segment and as one reporting unit since its products perform the same basic function, have common sales channels and resellers, and are developed and supported by one central staff.  Therefore, the Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment date of October 1, multiplied by the number of common shares outstanding) of the Company.  The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists.  The Company performed the step one fair value comparison as of October 1, 2008 and on that date the Company’s market capitalization exceeded its carrying value.

Due to current economic and market conditions, the Company’s market capitalization has fluctuated since the impairment test date and at March 31, 2009 was below its carrying value. The Company considers its market capitalization over a period of time, including the period subsequent to the period ending March 31, 2009.  The Company believes that its market capitalization alone does not fully capture the fair value of its business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of the Company.  As such, the Company applies a control premium to its market capitalization to determine a more reasonable fair value, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company. The Company does not believe that its goodwill was impaired at March 31, 2009.

The current macroeconomic environment, however, continues to be challenging and the Company cannot be certain of the duration of these conditions and their potential impact on its future stock price performance or operations.

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

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis and workflow solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, expandable Computer-Aided Detection (CAD) systems and workflow solutions for mammography (film-based, digital radiography (DR) and computed radiography (CR), Magnetic Resonance Imaging (MRI), and Computed Tomography (CT)).  iCAD’s solutions aid in the early detection of the most prevalent cancers including breast, prostate and colon cancer.  Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Computer-enhanced breast and prostate MRI analysis streamlines case interpretation workflow and generates more robust information for more effective patient treatment.  CAD for mammography screening is also reimbursable in the United States under federal and most third-party insurance programs.  Since receiving U.S. Food and Drug Administration (“FDA”) approval for the Company’s first breast cancer detection product in January 2002, nearly three thousand of iCAD’s CAD systems have been placed in mammography practices worldwide.  iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

iCAD’s CAD mammography products have been shown to detect up to 72 percent of the cancers that biopsy proved were missed on the previous mammogram, an average of 15 months earlier.  Our advanced pattern recognition technology analyzes images to identify patterns and then uses sophisticated mathematical analysis to mark suspicious areas.

The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection to its product development efforts. Its focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care.  iCAD expects to pursue development or acquisition of products for select disease states that demonstrate one or more of the following: it is clinically proven that screening has a significant positive impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years.  Based on the results of the National CT Colonography trial the Company expects that the market for virtual colonoscopy will grow along with the procedures for early detection of colon cancer.  This trial demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to a colonoscopy.  CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has developed a product for computer aided detection of polyps in the colon using CTC and is near completion of the analysis of the clinical trial data.  The Company expects to file a 510(k) application with the FDA early in the second quarter of 2009. Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company believes that revenue recognition is a critical accounting policy because it is governed by multiple complex accounting rules, however there are no significant estimates or assumptions used in recording the Company’s revenue.

Quarter Ended March 31, 2009 compared to Quarter Ended March 31, 2008

Revenue. Revenue for the three month period ended March 31, 2009 was $7,164,998 compared with revenue of $6,432,016 for the three month period ended March 31, 2008 for an increase of $732,982 or 11.4%.  Sales of iCAD’s digital CAD and MRI products increased $491,455 or 11.5% to $4,777,121, compared to sales of $4,285,666 in 2008.  This increase is due primarily to the release, early in the second quarter of 2008, of the Company’s SecondLook® Digital CAD for sale with Fujifilm Computed Radiography for Mammography (“FCRm”) systems, an increase in revenue from the Company’s international OEM customers due to the continued increased global demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology for the detection of breast cancer and initial sales of its MRI products, offset by a decrease in revenue from some of the Company’s domestic OEM customers.

Revenue from iCAD’s film based products increased 14.1% or $193,542, to $1,562,499 in the first quarter of 2009 compared to $1,368,957 in the first quarter of 2008. This increase is largely due to the continued positive market demand of the Company’s TotalLook Mammo Advantage product introduced late in the first quarter of 2008.  The TotalLook Mammo Advantage product is used for digitizing film based prior mammography exams for comparative reading with current mammography exams.

Service and supply revenue increased 6.2% or $47,985 in the first quarter of 2009, to $825,378 compared to $777,393 in the first quarter in 2008.  The increase in the Company’s service revenue is due primarily to increased service contract revenue on the Company’s digital and TotalLook products, offset by a slight reduction in time and material billings for repair services due in part to certain of its older film based products no longer being supported.  Service contract revenue, as a percentage of total service revenue, increased by 11% over service contract revenue recorded in the first three months of 2008.

	Three months ended March 31,
	2009	2008	Change	% Change
Digital & MRI revenue	$4,777,121	$4,285,666	$491,455	11.5%
Film based revenue	1,562,499	1,368,957	193,542	14.1%
Service & supply revenue	825,378	777,393	47,985	6.2%
Total revenue	$7,164,998	$6,432,016	$732,982	11.4%

Additionally, the Company’s international sales for the first quarter 2009 increased 62.6% to $1,183,600, from $727,830 in the prior year first quarter. The increase was the result of sales from the Company’s new global partnerships such as Sectra, Agfa and Planmed that were launched in recent quarters, as well as from the other ongoing OEM partners.   The Company believes that the international markets offer a growing opportunity and expects to continue to leverage new opportunities with additional global partners and additional products.

Gross Margin. Gross margin increased slightly to 82.5% for the three month period ended March 31, 2009 compared to 82.3% in the same three month period in 2008. The increase in gross margin is primarily attributable to increased volume of the Company’s digital products which have a higher gross margin than its film based products.

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2009 increased by $752,006 or 53.4%, from $1,409,209 in 2008 to $2,161,215 in 2009.  The increase in engineering and product development costs was primarily due to an increase in personnel and related costs of $195,000, resulting from staff increases to support the Company’s product development programs, including its new MRI products, $353,000 in consulting and subcontracting services relating to the licensing and clinical trial costs for its CT Colon product, and $131,000 in amortization expense relating to the acquisition of assets of CAD Sciences in the third quarter of 2008. In addition, during the first quarter of 2009 the Company experienced an increase in legal, consulting, subcontracting, rent, education and stock based compensation expenses totaling $184,000.  These expenses were offset by a decrease of $111,000 rent expense relating to the one time charge recorded in the first quarter of 2008 for the loss on subleased space relating to its Ohio facility.

Marketing and Sales. Marketing and sales expense for the three month period ended March 31, 2009 increased by $561,599 or 23.6%, from $2,383,522 in 2008 to $2,945,121 in 2009.  The increase in marketing and sales expense for the three month period ended March 31, 2009, primarily resulted from an increase in personnel and related costs of $325,000, increased sales commissions due to increased revenue of $136,000, and increases in travel and related telephone expenses of $53,000, stock based compensation of $40,000 and Website design of $23,000.  These increases in marketing and sales expenses were offset by a decrease of $16,000 in warranty related costs.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2009 decreased slightly by $13,034 from $1,848,345 in 2008 to $1,835,311 in 2009.  The decrease in general and administrative expense during the first quarter of 2009 was due primarily to the decrease in general legal costs of $35,000, amortization expense of $19,000 due to fully amortized patents, and various administrative expenses totaling $3,000, offset by an increase in stock based compensation expense of $44,000.

Interest Income/Expense. Net interest income/expense for the three month period ended March 31, 2009 decreased by $133,533, from interest expense of $98,607 in the first quarter of 2008 to interest income of $34,926 in the same period of 2009.   This decrease in expense is due primarily to the extinguishment of the Company’s outstanding convertible loans during the second and third quarters of 2008 and an increase in interest income generated from the Company’s money market accounts.

Net Loss. As a result of the foregoing, the Company recorded a net loss of ($998,527) or ($0.02) per share for the three month period ended March 31, 2009 on revenue of $7,164,998, compared to a net loss of ($445,852) or ($0.01) per share on revenue of $6,432,016 for the three months ended March 31, 2008.

Backlog.  The Company’s product backlog (excluding service and supplies) as of March 31, 2009 totaled approximately $714,108 as compared to $2,143,702 as of March 31, 2008 and $1,137,000 at December 31, 2008.  It is expected that the majority of the backlog at March 31, 2009 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

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

On June 30, 2008, the Company entered into the RBS Loan Agreement with RBS.  The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000.  The borrowing base under the RBS Loan Agreement is limited to 80% of eligible accounts receivable or, if adjusted EBITDA (EBITDA is defined in the agreement as earnings before interest expense, income tax expense, depreciation, amortization and SFAS 123R stock option expense) for the quarter is greater than or equal to $1,250,000, then the Company shall not be subject to a restriction as to availability of credit upon the borrowing base. In the first quarter of 2009 the Company advised RBS that it failed to meet the Adjusted EBITDA covenant contained in the Loan Agreement and requested that RBS agree to waive such non-compliance. RBS waived the Company’s non-compliance with the Adjusted EBITDA covenant for the quarter ended March 31, 2009 and removed the Adjusted EBITDA covenant from the Loan Agreement on a going forward basis.  As of March 31, 2009 the Company had approximately $3,845,000 of available borrowing capacity. Unless earlier repaid, all amounts due and owing under the RBS Loan Agreement are required to be repaid on June 30, 2009, the stated termination date of the RBS Loan Agreement. The Company expects to renew the Loan Agreement at June 30, 2009, although there can be no assurance that it will do so.

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

The Company's ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow.  If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary.

At March 31, 2009, the Company had current assets of $19,607,319, current liabilities of $6,010,583 and working capital of $13,596,736. The ratio of current assets to current liabilities was 3.3:1

Net cash used for operating activities for the three months ended March 31, 2009 was $136,248, compared to net cash provided by operating activities of $1,003,848 for the same period in 2008.  The cash used for operating activities for the three months ended March 31, 2009 resulted from the net loss of $998,527, an increase in other current assets of $47,655, and decreases in accounts payable of $467,290 and accrued expenses of $734,156, which were offset by the decreases in accounts receivable of $618,236, inventory of $171,135 and deferred revenue of $314,623, plus non-cash items including depreciation and amortization totaling $507,351 and stock based compensation of $500,035.

The net cash used for investing activities, which consisted of additions to property and equipment, for the three month period ended March 31, 2009 was $98,368, compared to $102,005 for the comparable period in 2008.

Net cash used for financing activities for the three months ended March 31, 2009 was $0, compared to net cash provided by financing activities of $5,085 for the same period in 2008.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Lease Obligations*	$1,112,792	$423,919	$688,873	$-	$-
Total Contractual Obligations	$1,112,792	$423,919	$688,873	$-	$-
* The Company’s lease obligations is shown net of sublease amounts.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”. FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. FSP 157-4 is effective for all periods ending after June 15, 2009. The Company is currently in the process of evaluating the impact of this pronouncement.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 and APB 28-1, amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 is effective for all reporting periods ending after June 15, 2009. The Company is currently in the process of evaluating the impact of this pronouncement.

Effective January 1, 2009, the Company adopted EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The adoption of EITF 07-05 did not have any impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP should be applied retrospectively for all periods presented. The adoption of FSP APB 14-1 did not have any impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted FSP 157-2, Effective Date of SFAS No. 157. FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. These include goodwill and other non-amortizable intangible assets. The adoption of FSP 157-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted FSP 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The adoption of FSP 142-3 did not have any impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted SFAS No. 141-R, “Business Combinations”. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this statement was not permitted. The adoption of SFAS No. 141-R will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations in the future.

Effective January 1, 2009, the Company adopted FSP 141-R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends and clarifies SFAS No. 141-R, “Business Combinations”, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Early adoption of this statement was not permitted. The impact of adopting FSP 141-R-1 on the Company’s consolidated financial statements will depend on the economic terms of any future business combinations.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2009, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on that evaluation, there has been no such change during such period.

PART II      OTHER INFORMATION

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the three months ended March 31, 2009:

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchaed under the plans or programs
January 1 - January 31, 2009	973	$1.26	$-	$-
February 1 - February 28, 2009	-	$-	$-	$-
March 1 - March 31, 2009	1,089	$0.86	$-	$-
Total	2,062	$0.71	$-	$-

 (1) Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

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

iCAD, Inc.
(Registrant)

Date:	May 8, 2009	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date:	Mary 8, 2009		/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks
Executive Vice President of Finance and Chief Financial Officer, Treasurer