Form 10-Q
period 2009-06-30
ICAD INC
filed 2009-08-10
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2009

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

As of the close of business on August 3, 2009 there were 45,634,985 shares outstanding of the registrant 's Common Stock, $.01 par value.

iCAD, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

	Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements	6-11

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4	Controls and Procedures	20-21

PART II	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holder	21

Item 6	Exhibits	22

Signatures		23

iCAD, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$13,175,298	$13,115,715
Trade accounts receivable, net of allowance for doubtful accounts of $50,000	3,381,343	5,570,323
Inventory, net	1,479,085	1,448,373
Prepaid and other current assets	434,195	451,402
Total current assets	18,469,921	20,585,813

Property and equipment:
Equipment	3,226,762	3,492,977
Leasehold improvements	75,590	75,590
Furniture and fixtures	358,477	358,477
Marketing assets	290,481	287,456
	3,951,310	4,214,500
Less accumulated depreciation and amortization	2,821,747	2,714,706
Net property and equipment	1,129,563	1,499,794

Other assets:
Deposits	63,194	63,194
Patents, net of accumulated amortization	51,551	22,349
Customer relationships, net of accumulated amortization	218,613	236,634
Technology intangibles, net of accumulated amortization	6,658,962	7,142,662
Tradename, net of accumulated amortization	111,600	124,000
Goodwill	43,515,285	43,515,285
Total other assets	50,619,205	51,104,124
Total assets	$70,218,689	$73,189,731

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,458,821	$2,189,093
Accrued salaries and other expenses	1,610,120	2,752,818
Deferred revenue	2,249,280	1,955,495
Total current liabilities	5,318,221	6,897,406

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; issues and outstanding 0 in 2009 and 2008.	-	-
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 45,592,852 in 2009 and 45,403,472 in 2008; outstanding 45,524,976 in 2009 and 45,335,596 in 2008	455,928	454,034
Additional paid-in capital	149,086,254	148,082,225
Accumulated deficit	(83,691,450)	(81,293,670)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total Stockholders' equity	64,900,468	66,292,325
Total liabilities and stockholders' equity	$70,218,689	$73,189,731

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Products	$4,822,094	$9,677,125	$11,161,715	$15,331,748
Service and supplies	907,793	872,364	1,733,170	1,649,757
Total revenue	5,729,887	10,549,489	12,894,885	16,981,505

Cost of revenue
Products	893,086	1,470,227	1,950,987	2,425,642
Service and supplies	160,131	263,614	359,034	446,383
Total cost of revenue	1,053,217	1,733,841	2,310,021	2,872,025

Gross margin	4,676,670	8,815,648	10,584,864	14,109,480

Operating expenses:
Engineering and product development	1,738,278	1,503,595	3,899,493	2,912,804
Marketing and sales	2,652,312	2,809,466	5,597,433	5,192,989
General and administrative	1,690,083	1,935,891	3,525,394	3,784,237
Total operating expenses	6,080,673	6,248,952	13,022,320	11,890,030

Income (loss) from operations	(1,404,003)	2,566,696	(2,437,456)	2,219,450

Interest income (expense) - net	30,750	(84,098)	65,676	(182,705)

Net income (loss) before provision for income taxes	$(1,373,253)	$2,482,598	$(2,371,780)	$2,036,745

Provision for income taxes	26,000	96,000	26,000	96,000

Net income (loss)	$(1,399,253)	$2,386,598	$(2,397,780)	$1,940,745

Net income (loss) per share:
Basic	$(0.03)	$0.06	$(0.05)	$0.05
Diluted	$(0.03)	$0.06	$(0.05)	$0.05

Weighted average number of shares used in computing income (loss) per share:
Basic	45,412,573	39,308,978	45,382,928	39,240,427
Diluted	45,412,573	44,635,496	45,382,928	44,179,709

See accompanying notes to consolidated financial statements.

iCAD, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$(2,397,780)	$1,940,745
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	432,349	458,829
Amortization	584,386	359,503
Stock-based compensation	1,002,722	816,643
Non-cash interest expense associated with discount on convertible loans payable	-	14,706
Changes in operating assets and liabilities:
Accounts receivable	2,188,980	321,492
Inventory	(30,712)	(323,913)
Other current assets	17,207	(325,808)
Accounts payable	(730,272)	(226,647)
Accrued interest	-	142,214
Accrued salaries and other expenses	(1,142,698)	(601,534)
Deferred revenue	293,785	400,880
Total adjustments	2,615,747	1,036,365

Net cash provided by operating activities	217,967	2,977,110

Cash flows from investing activities:
Additions to property and equipment	(161,585)	(198,348)
Net cash used for investing activities	(161,585)	(198,348)

Cash flows from financing activities:
Issuance of common stock for cash	3,201	251,472
Payment of convertible notes payable	-	(258,906)
Net cash provided by (used for) financing activities	3,201	(7,434)

Increase in cash and equivalents	59,583	2,771,328
Cash and equivalents, beginning of period	13,115,715	4,348,729
Cash and equivalents, end of period	$13,175,298	$7,120,057

Supplemental disclosure of cash flow information:
Interest paid	$7,509	$55,598

Non-cash items from investing and financing activities:
Conversion of convertible notes payable into common stock	$-	$2,500,000

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2009

(1)           Basis of Presentation and Significant Accounting Policies

Reference should be made to iCAD, Inc.'s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2008 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2009, the results of operations for the three and six month periods ended June 30, 2009 and 2008, and cash flows for the six month periods ended June 30, 2009 and 2008. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 6, 2009. The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any future period.  Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

(2)           Financing Arrangements

Loan and Security Agreement

On June 30, 2008, the Company entered into a Loan and Security Agreement (the “RBS Loan Agreement”) with RBS Citizens, N.A. (“RBS”). The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000.  The borrowing base under the RBS Loan Agreement was limited to 80% of eligible accounts receivable or, if adjusted EBITDA (EBITDA is defined in the RBS Loan Agreement as earnings before interest expense, income tax expense, depreciation, amortization and SFAS 123R stock option expense) for the quarter was greater than or equal to $1,250,000, then the Company was not subject to a restriction as to availability of credit upon the borrowing base.  In the first quarter of 2009 the Company advised RBS that it failed to meet the Adjusted EBITDA  covenant  contained  in  the  RBS Loan  Agreement  and  requested  that RBS  agree to  waive such non-compliance.   On April 27, 2009 the Company

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2009

(2)          Financing Arrangements  (continued)

Loan and Security Agreement  (continued)

executed an amendment, dated as of April 22, 2009, to the RBS Loan Agreement by which RBS waived the Company’s non-compliance with the Adjusted EBITDA covenant for the quarter ended March 31, 2009 and removed the Adjusted EBITDA covenant from the RBS Loan Agreement on a going forward basis.  The RBS Loan Agreement expired on June 30, 2009.  The Company did not borrow any amounts under the RBS Loan Agreement during the term and is currently evaluating its options regarding a possible renewal of the RBS Loan Agreement.

(3)           Earning (loss) per Share

The Company’s basic earnings (loss) per share is computed by dividing net profit or loss by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of stock options, convertible notes and warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.  A summary of the Company’s calculation of earnings (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(1,399,253)	$2,386,598	$(2,397,780)	$1,940,745

Add interest relating to convertible loans payable	-	79,893	-	173,570

Net income (loss) - diluted	$(1,399,253)	$2,466,491	$(2,397,780)	$2,114,315

Basic shares used in the calculation of earnings per share	45,412,573	39,308,978	45,382,928	39,240,427

Effect of dilutive securities:
Stock options	-	1,545,516	-	1,180,134
Restricted stock	-	58,834	-	14,705
Convertible loans payable	-	3,722,168	-	3,744,443
Diluted shares used in the calculation of earnings per share	45,412,573	44,635,496	45,382,928	44,179,709

Net income (loss) per share :
Basic	$(0.03)	$0.06	$(0.05)	$0.05
Diluted	$(0.03)	$0.06	$(0.05)	$0.05

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2009

(3)           Earning (loss) per Share (continued)

The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net income (loss) per share because such shares are antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock options	5,287,192	1,813,655	5,287,192	1,988,844
Stock warrants	936,111	1,003,311	936,111	1,003,311
Restricted stock	630,323	-	630,323	855,000
	6,853,626	2,816,966	6,853,626	3,847,155

(4)           Stock-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”) and Staff Accounting Bulletin 107 ("SAB 107") for all share-based compensation that was not vested as of January 1, 2006. The Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The Company issued 169,483 stock options in the six months ended June 30, 2009.  The Company did not issue any shares of restricted stock during this six month period.  The options granted during the first six months of 2009 had a weighted average exercise price of $1.13. The weighted average fair value of the options granted during this six month period was $0.42 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 1.69%, and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group.  The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company recorded $1,002,722 for share-based compensation in accordance with SFAS 123R for the six months ended June 30, 2009.

For the same period in 2008, the Company issued 351,123 stock options and 533,250 shares of restricted stock.  The options granted during the six months of 2008 had a weighted  average exercise  price of $2.17.  The weighted average fair value of  the  options granted during the six month period ended June 30, 2008 was $0.95 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 2.98%, and expected dividend yield of 0%. The Company recorded $816,643 for share-based compensation in accordance with SFAS 123R.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2009

(4)           Stock-Based Compensation (continued)

As of June 30, 2009 there was approximately $2,414,743 of total unrecognized compensation expense related to unvested options and restricted stock.  That expense is expected to be recognized over a weighted average period of three years.

The Company’s aggregate intrinsic value of options outstanding at June 30, 2009 was $111,198.  The aggregate intrinsic value of restricted stock outstanding at June 30, 2009 was $819,420.

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

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2009

(5)           Fair Value Measurements (continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In accordance with SFAS 157, the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2009 are cash equivalents.  The cash equivalents are measured using level one inputs.

(6)           Commitments and Contingencies

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002.  The Company believes that it will not be liable for the re-assessment against CADx Medical and no accrual was recorded as of June 30, 2009.  The Company responded to the notice outlining its grounds of objection with respect to the re-assessment.  The CRA responded acknowledging receipt of the correspondence and advised that they intend to schedule a review on the matter.

(7)           Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48").  At June 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.  The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2009. The Company files United States federal income tax returns and income tax returns in various state and local jurisdictions. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.  Income tax expense of $26,000 was provided for the six months ending June 30, 2009.  The effective income tax rate is based upon the estimated income for the year. For 2008, the Company’s effective tax rate varied from the statutory tax rate principally due to federal and state net operating loss carryforwards available.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2009

(8)           Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, changes in its results of operations and changes in its forecasts or market expectation relating to future results.

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

Due to current economic and market conditions, the Company’s market capitalization has fluctuated since the impairment test date and at June 30, 2009 was below its carrying value. The Company considers its market capitalization over a period of time, including the period subsequent to the period ending June 30, 2009.  The Company believes that its market capitalization alone does not fully capture the fair value of its business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of the Company.  As such, the Company applies a control premium to its market capitalization to determine a more reasonable fair value, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company.  The current macroeconomic environment, however, continues to be challenging and the Company cannot be certain of the duration of these conditions and their potential impact on its future stock price performance or operations.  The Company does not believe that its goodwill was impaired at June 30, 2009.

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

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis and workflow solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, expandable Computer-Aided Detection (CAD) systems and workflow solutions for mammography (film-based, digital radiography (DR) and computed radiography (CR), Magnetic Resonance Imaging (MRI), and Computed Tomography (CT)).  iCAD’s solutions aid in the early detection of the most prevalent cancers including breast, prostate and colon cancer.  Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Computer-enhanced breast and prostate MRI analysis streamlines case interpretation workflow and generates more robust information for more effective patient treatment.  CAD for mammography screening is also reimbursable in the United States under federal and most third-party insurance programs.  Since receiving U.S. Food and Drug Administration (“FDA”) approval for the Company’s first breast cancer detection product in January 2002, more than three thousand of iCAD’s CAD systems have been placed in mammography practices worldwide.  iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

iCAD’s CAD mammography products have been shown to detect up to 72 percent of the cancers that biopsy proved were missed on the previous mammogram, an average of 15 months earlier.  Our advanced pattern recognition technology analyzes images to identify patterns and then uses sophisticated mathematical analysis to mark suspicious areas.

The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection to its product development efforts. Its focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care.  iCAD expects to pursue development or acquisition of products for select disease states that demonstrate one or more of the following: it is clinically proven that screening has a significant positive impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years.  Based on the results of the National CT Colonography trial, the Company expects that the market for virtual colonoscopy will grow along with the procedures for early detection of colon cancer.  This trial demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to a colonoscopy.  CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has developed Veralook™, a product for computer aided detection of polyps in the colon using CTC and has completed the analysis of the clinical trial data.  The Company filed a 510(k) application with the FDA in the second quarter of 2009 seeking FDA approval to market Veralook in the United States. Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.

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

Quarter Ended June 30, 2009 compared to Quarter Ended June 30, 2008 and Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Revenue. Total revenue for the three and six month periods ended June 30, 2009 was $5,729,887 and $12,894,885, respectively, compared with revenue of $10,549,489 and $16,981,505 for the three and six month periods ended June 30, 2008, for a decrease of $4,819,602 and $4,086,620 or 45.7% and 24.1%, respectively.  The decrease in revenue for the three and six month periods ended June 30, 2009 was due primarily to the decrease in digital and MRI CAD revenue during the second quarter partially offset by increases in film-based revenue and service and supply revenue.

The Company’s digital and MRI CAD revenue for the second quarter of 2009 decreased $4,862,520 or 61.1%, to $3,099,425, compared to sales of $7,961,945 in the same period in 2008.  This decrease is due primarily to the softening U.S. demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology for the detection of breast cancer, partially offset by an increase in international revenue due to new global partnerships as well as from existing OEM partners. The Company’s international revenue increased 72.9% to $1,198,787 in the second quarter of 2009 compared to $693,182 in the second quarter of 2008.  The Company believes that the softening of the U.S. digital mammography market is temporary due to current economic conditions and that nearly half of the U.S. Market has yet to convert to digital technology.

Revenue from iCAD’s film based products for the three and six month periods ended June 30, 2009 increased 0.4% and 6.5%, respectively, to $1,722,669 and $3,285,169, compared to $1,715,180 and $3,084,137 in the three and six month periods ended June 30, 2008.  This increase is largely due to the continued positive market demand for the Company’s TotalLook Mammo Advantage™ product introduced late in the first quarter of 2008.  The TotalLook Mammo Advantage product is used for digitizing film based prior mammography exams for comparative reading with current mammography exams.  The Company believes that the demand for the TotalLook Mammo Advantage will continue to grow as the ongoing transition to digital CAD technology creates a growing need for comparative reading software.

Service and supply revenue for the three and six month periods ended June 30, 2009 increased 4.1% and 5.1%, respectively, to $907,793 and $1,733,170, compared to $872,364 and $1,649,757 in the three and six month periods ended June 30, 2008.  The increase in the Company’s service revenue is due primarily to increased service contract revenue on the Company’s digital and TotalLook products, which continue to grow as the Company’s installed based of customer’s migrate from warranty to service contracts.  Service contract revenue represented 92% of the Company’s total service and supply revenue for the second quarter of 2009.

	Three months ended June 30,
	2009	2008	Change	% Change
Digital & MRI CAD revenue	$3,099,425	$7,961,945	$(4,862,520)	-61.1%
Film based revenue	1,722,669	1,715,180	7,489	0.4%
Service & supply revenue	907,793	872,364	35,429	4.1%
Total revenue	$5,729,887	$10,549,489	$(4,819,602)	-45.7%

	Six months ended June 30,
	2009	2008	Change	% Change
Digital & MRI CAD revenue	$7,876,546	$12,247,611	$(4,371,065)	-35.7%
Film based revenue	3,285,169	3,084,137	201,032	6.5%
Service & supply revenue	1,733,170	1,649,757	83,413	5.1%
Total revenue	$12,894,885	$16,981,505	$(4,086,620)	-24.1%

Gross Margin. Gross margin decreased to 81.6% and 82.1% for the three and six month periods ended June 30, 2009 compared to 83.6% and 83.1%, respectively, in the same three and six month periods in 2008.   The decrease in gross margin for the three and six month periods of 2009 is primarily attributable to lower sales volume of the Company’s digital products which have a higher gross margin than its film based products.

Engineering and Product Development. Engineering and product development costs for the three and six month periods ended June 30, 2009 increased by $234,683 or 15.6% and $986,689 or 33.9%, respectively, from $1,503,595 and $2,912,804 in 2008 to $1,738,278 and $3,899,493, respectively, in 2009.  The increase in engineering and product development costs during the three and six month periods ended June 30, 2009 was primarily due to an increase in personnel and related costs of $119,000 and $278,000, respectively, resulting from staff increases to support the Company’s new MRI CAD products and quality and regulatory function, $133,000 and $264,000, respectively, in amortization expense relating to the acquisition of assets of CAD Sciences in the third quarter of 2008, and $54,000 and $454,000, respectively, in consulting, subcontracting and data collection services relating to the licensing and clinical trial costs for its CT Colon product.  In addition, during the three and six month periods the Company experienced an increase in other consulting and licensing, rent, regulatory, and stock based compensation expenses totaling $122,000 and $115,000, respectively.  These expenses were offset by a decrease of $128,000 and $107,000, respectively, in bonus accrual and $65,000 and $17,000, respectively, in legal and travel expenses.  The Company reduced previously accrued bonus expense as it currently anticipates that it will not achieve the previously established performance based metrics that are required to be met for the bonuses to be paid.

Marketing and Sales. Marketing and sales expense for the three month period ended June 30, 2009 decreased by $157,154 or 5.6%, from $2,809,466 in 2008 to $2,652,312 in 2009. The decrease in marketing and sales expense during this three month period was primarily due to the decrease of $216,000 in bonus accrual and $155,000 in sales commissions due to the decrease in revenue.  In addition, during this three month period the Company recorded decreases in consulting, subcontracted services, advertising, promotional, relocation, depreciation, and freight totaling $136,000.  These decreases were offset by an increase of $260,000 in personnel and related costs, $40,000 in stock based compensation expense and approximately $50,000 in trade show and various office expenses.

Marketing and sales expense for the six month period ended June 30, 2009 increased $404,444 or 7.8%, from $5,192,989 in 2008 to $5,597,433 in 2009. The increase in marketing and sales expense for the six month period ended June 30, 2009 primarily resulted from an increase in personnel and related costs of $567,000 approximately half of which is in support of our new MRI CAD products, stock based compensation expense of $80,000, and increases in consulting, subcontracting, advertising, promotional and web design services totaling $58,000.  These increases in marketing and sales expenses were offset by decreases of $198,000 in bonus accrual, $32,000 in travel and various office expenses, $31,000 in warranty related costs, $22,000 in relocation costs and $18,000 in commission due to the decrease in revenue.  The Company reduced previously accrued bonus expense as it currently anticipates that it will not achieve the previously established performance based metrics that are required to be met for the bonuses to be paid.

General and Administrative. General and administrative expenses for the three and six month periods ended June 30, 2009 decreased by $245,808 or 12.7% and $258,843 or 6.8%, respectively, from $1,935,891 and $3,784,237 in 2008 to $1,690,083 and $3,525,394 in 2009.  The decrease in general and administrative expense during the three and six month periods ended June 30, 2009 was due primarily to the decreases in bonus accrual of $235,000 and $231,000, respectively, amortization expense of $20,000 and $39,000, due to fully amortized patents, and decreases in various administrative expenses totaling $43,000 and $79,000, respectively.  The Company reduced previously accrued bonus expense as it currently anticipates that it will not achieve the previously established performance based metrics that are required to be met for the bonuses to be paid.  These decreases were partially offset by increases in personnel and related expenses and in stock based compensation expense totaling $52,000 and $90,000, respectively.

Interest Income/(Expense). Net interest income/(expense) for the three and six month periods ended June 30, 2009 decreased $114,848 and $248,381, respectively, from interest expense of $84,098 and $182,705 in 2008, to interest income of $30,750 and $65,676 in 2009. This decrease in expense is due primarily to the extinguishment of the Company’s outstanding convertible loans during the second and third quarters of 2008 and an increase in interest income generated from the Company’s increased cash balance and associated interest earned from its money market accounts.

Provision for Income Taxes. The provision for income taxes for the three and six month periods ended June 30, 2009 decreased to $26,000 from $96,000 for the three and six month periods of 2008.  The income tax provision consists of an estimate for federal alternative minimum tax expense and various state income taxes based upon the estimated effective income tax rate for the full fiscal year.

Net Income/(Loss). As a result of the foregoing, the Company recorded a net loss of ($1,399,253) or ($0.03) per basic share for the three month period ended June 30, 2009 on revenue of $5,729,887, compared to net income of $2,386,598 or $0.06 per basic and diluted share for the three month period ended June 30, 2008 on revenue of $10,549,489.  The net loss for the six months ended June 30, 2009 was ($2,397,780) or ($0.05) per basic share on revenue of $12,894,885, compared to net income of $1,940,745 or $0.05 per basic and diluted share on revenue of $16,981,505 for the six months ended June 30, 2008.

Backlog.  The Company’s product backlog (excluding service and supplies) as of June 30, 2009 totaled approximately $511,418 as compared to $2,930,666 as of June 30, 2008 and $714,108 at March 31, 2009.  It is expected that the majority of the backlog at June 30, 2009 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

Liquidity and Capital Resources

The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand and projected cash balances from continuing operations. The Company's ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow.  If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary.  The Company does not currently have any alternate source of financing.  The Company will continue to closely monitor its liquidity and capital resources and the capital and credit markets.

On June 30, 2008, the Company entered into the RBS Loan Agreement with RBS.  The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000.  The borrowing base under the RBS Loan Agreement was limited to 80% of eligible accounts receivable or, if adjusted EBITDA (EBITDA is defined in the RBS Loan Agreement as earnings before interest expense, income tax expense, depreciation, amortization and SFAS 123R stock option expense) for the quarter was greater than or equal to $1,250,000, then the Company was not subject to a restriction as to availability of credit upon the borrowing base. In the first quarter of 2009 the Company advised RBS that it failed to meet the Adjusted EBITDA covenant contained in the RBS Loan Agreement and requested that RBS agree to waive such non-compliance. On April 27, 2009 the Company executed an amendment, dated as of April 22, 2009, to the RBS Loan Agreement by which RBS waived the Company’s non-compliance with the Adjusted EBITDA covenant for the quarter ended March 31, 2009 and removed the Adjusted EBITDA covenant from the RBS Loan Agreement on a going forward basis.  The RBS Loan Agreement expired on June 30, 2009.  The Company did not borrow any amounts under the RBS Loan Agreement during the term and is currently evaluating its options regarding a possible renewal of the RBS Loan Agreement.

At June 30, 2009 the Company had current assets of $18,469,921, current liabilities of $5,318,221 and working capital of $13,151,700. The ratio of current assets to current liabilities was 3.5:1

Net cash provided by operating activities for the six months ended June 30, 2009 was $217,967, compared to net cash provided by operating activities of $2,977,110 for the same period in 2008.  The cash provided by operating activities for the six months ended June 30, 2009 resulted from the net loss of $2,397,780, decreases in accounts receivable and other current assets totaling $2,206,187 and an increase in deferred revenue of $293,785, plus non-cash items including, depreciation and amortization of $1,016,735 and stock based compensation of $1,002,722, offset by an increase in inventory of $30,712, and a decrease in accounts payable of $730,272 and accrued expenses of $1,142,698.

The net cash used for investing activities, consisted of additions to property and equipment for the six month period ended June 30, 2009, was $161,585 compared to $198,348 for the comparable period in 2008.

Net cash provided by financing activities for the six months ended June 30, 2009 was $3,201, compared to net cash used for financing activities of $7,434 for the same period in 2008.  The cash provided by financing activities during 2009 was due to cash received from the issuance of common stock relating to the exercise of stock options.

Contractual Obligations

The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations at June 30, 2009.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Lease Obligations*	$968,729	$279,856	$688,873	$-	$-
Total Contractual Obligations	$968,729	$279,856	$688,873	$-	$-
* The Company’s lease obligations is shown net of sublease amounts.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will use the new guidelines and numbering system prescribed by the Codification when referring to U.S. GAAP beginning in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our financial position, results of operations or cash flows.

Effective June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events”. This statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 did not have any impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”. FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. FSP 157-4 is effective for all periods ending after June 15, 2009. The adoption of FSP 157-4 did not have any impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 and APB 28-1, amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 is effective for all reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have any impact on the Company’s financial position, results of operations or cash flows.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2009, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on that evaluation, there has been no such change during such period.

PART II      OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on June 23, 2009 the stockholders of the Company entitled to vote at the meeting voted to elect the seven individuals named below to serve as directors of the Company to hold office until the Annual Meeting of Stockholders to be held in 2010 and until their successors have been duly elected and qualified.

1)	The votes cast by stockholders with respect to the election of directors were as follows:

	Votes Cast	Votes
Director	"For"	Withheld
Dr. Lawrence Howard	39,698,931	840,650
Kenneth Ferry	40,270,239	269,342
Rachel Brem, M.D.	40,275,800	263,781
Anthony Ecock	39,760,718	778,863
Steven Rappaport	39,707,549	832,032
Maha Sallam	40,327,609	211,972
Elliot Sussman, M.D.	40,283,067	256,514

2)
The votes cast by stockholders with respect to the approval of an amendment to the Company’s 2007 Stock Incentive Plan that increased the number of shares available for issuance under the plan by 3,000,000 shares were as follows:

17,728,736 shares FOR the proposal, 1,454,317 shares AGAINST the proposal, 74,091 shares ABSTAINING from voting, and 21,282,437 shares NOT VOTED

Item 6.                   Exhibits

Exhibit No.	Description

10.1	First Amendment dated as of April 22, 2009 to the June 30, 2008 Loan and Security Agreement between the Company and RBS. (1)

10.2	2007 Stock Incentive Plan, as amended on June 23, 2009. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K for the event dated April 27, 2009.

(2) Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 6, 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	August 7, 2009	By:	/s/ Kenneth M. Ferry .
Kenneth M. Ferry
President, Chief Executive Officer,
Director

Date:	August 7, 2009	By:	/s/ Darlene M. Deptula-Hicks .
Darlene M. Deptula-Hicks
Executive Vice President of Finance
and Chief Financial Officer, Treasurer and
Secretary