Form 10-Q
period 2009-09-30
ICAD INC
filed 2009-11-09
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9341
iCAD, Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0377419

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

98 Spit Brook Road, Suite 100, Nashua, NH	03062

(Address of principal executive offices)	(Zip Code)
(603) 882-5200
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☑ NO ☐.
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑.
As of the close of business on October 26, 2009, there were 45,655,698 shares outstanding of the registrant ‘s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$13,483,318	$13,115,715
Trade accounts receivable, net of allowance for doubtful accounts of $50,000	4,383,864	5,570,323
Inventory, net	1,291,949	1,448,373
Prepaid and other current assets	524,250	451,402

Total current assets	19,683,381	20,585,813

Property and equipment:
Equipment	3,267,379	3,492,977
Leasehold improvements	75,590	75,590
Furniture and fixtures	358,477	358,477
Marketing assets	290,481	287,456

	3,991,927	4,214,500

Less accumulated depreciation and amortization	2,969,684	2,714,706

Net property and equipment	1,022,243	1,499,794

Other assets:
Deposits	60,444	63,194
Patents, net of accumulated amortization	51,551	22,349
Customer relationships, net of accumuated amortization	209,510	236,634
Technology intangibles, net of accumulated amortization	6,370,513	7,142,662
Tradename, net of accumulated amortization	105,400	124,000
Goodwill	43,515,285	43,515,285

Total other assets	50,312,703	51,104,124

Total assets	$71,018,327	$73,189,731

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$983,036	$2,189,093
Accrued salaries and other expenses	1,773,708	2,752,818
Deferred revenue	2,769,380	1,955,495

Total current liabilities	5,526,124	6,897,406

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; issues and outstanding 0 in 2009 and 2008.	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 45,723,574 in 2009 and 45,403,472 in 2008; outstanding 45,655,698 in 2009 and 45,335,596 in 2008	457,235	454,034
Additional paid-in capital	149,563,924	148,082,225
Accumulated deficit	(83,578,692)	(81,293,670)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)

Total stockholders’ equity	65,492,203	66,292,325

Total liabilities and stockholders’ equity	$71,018,327	$73,189,731

See accompanying notes to consolidated financial statements.

iCAD, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months		Nine Months
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Products	$6,084,567	$10,322,512	$17,246,281	$25,654,259
Service and supplies	1,021,703	871,119	2,754,874	2,520,877

Total revenue	7,106,270	11,193,631	20,001,155	28,175,136

Cost of revenue
Products	917,481	1,588,501	2,864,806	4,014,143
Service and supplies	164,505	193,451	527,201	639,834

Total cost of revenue	1,081,986	1,781,952	3,392,007	4,653,977

Gross margin	6,024,284	9,411,679	16,609,148	23,521,159

Operating expenses:
Engineering and product development	1,702,263	1,905,841	5,601,756	4,818,645
Marketing and sales	2,577,319	3,340,072	8,174,752	8,533,061
General and administrative	1,718,479	1,942,582	5,243,873	5,726,819

Total operating expenses	5,998,061	7,188,495	19,020,381	19,078,525

Income (loss) from operations	26,223	2,223,184	(2,411,233)	4,442,634

Interest income (expense) — net	22,965	(27,610)	88,641	(210,314)

Net income (loss) before provision for income taxes	$49,188	$2,195,574	$(2,322,592)	$4,232,320

Provision (benefit) for income taxes	(63,570)	101,000	(37,570)	197,000

Net income (loss)	$112,758	$2,094,574	$(2,285,022)	$4,035,320

Net income (loss) per share
Basic	$0.00	$0.05	$(0.05)	$0.10
Diluted	$0.00	$0.04	$(0.05)	$0.09

Weighted average number of shares used in computing income (loss) per share
Basic	45,620,763	42,953,932	45,463,078	40,487,297
Diluted	46,101,765	46,578,716	45,463,078	45,241,275
See accompanying notes to consolidated financial statements.

iCAD, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months	Nine Months
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net Income (loss)	$(2,285,022)	$4,035,320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	604,095	677,170
Amortization	877,220	640,689
Loss on disposal of assets	—	20,982
Stock based compensation	1,494,894	1,354,635
Non-cash interest expense associated with discount on convertible loans payable	—	22,059
Changes in operating assets and liabilities:
Accounts receivable	1,186,459	584,514
Inventory	156,424	(15,280)
Prepaid and other current assets	(70,098)	(239,510)
Accounts payable	(1,206,057)	(368,336)
Accrued salaries and other expenses	(1,012,598)	457,161
Deferred revenue	813,885	455,767

Total adjustments	2,844,224	3,589,851

Net cash provided by operating activities	559,202	7,625,171

Cash flows from investing activities:
Additions to property and equipment	(126,544)	(534,214)
Additions to patents and other assets	(88,549)	—
Acquisition of CAD Sciences	—	(2,000,000)

Net cash used for investing activities	(215,093)	(2,534,214)

Cash flows from financing activities:
Issuance of common stock for cash	23,494	1,868,902
Payment of convertible notes payable	—	(258,906)

Net cash provided by financing activities	23,494	1,609,996

Increase in cash and equivalents	367,603	6,700,953
Cash and equivalents, beginning of period	13,115,715	4,348,729

Cash and equivalents, end of period	$13,483,318	$11,049,682

Supplemental disclosure of cash flow information:
Interest paid	$8,726	$55,598

Taxes paid	$89,048	$282,590

Non-cash items from investing and financing activities:
Fair market value of iCAD common stock issued to acquire assets of CAD Sciences	$—	$3,000,000

Conversion of convertible notes payable and related accrued interest into common stock	$—	$6,356,917

See accompanying notes to consolidated financial statements.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2009
(1)	Basis of Presentation and Significant Accounting Policies
Reference should be made to iCAD, Inc.’s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2008 for a comprehensive summary of significant accounting policies.
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2009, the results of operations for the three and nine month periods ended September 30, 2009 and 2008, and cash flows for the nine month periods ended September 30, 2009 and 2008. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles in the United States of America has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2009. The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.
Subsequent events were evaluated by the Company through the date on which this report on Form 10-Q for the quarterly period ended September 30, 2009 was filed.
New Accounting Pronouncements and Changes in Accounting Policy
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 . This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2009
(2)	Financing Arrangements
Loan and Security Agreement
On June 30, 2008, the Company entered into a Loan and Security Agreement (the “RBS Loan Agreement”) with RBS Citizens, N.A. (“RBS”). The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000. The borrowing base under the RBS Loan Agreement was limited to 80% of eligible accounts receivable or, if adjusted EBITDA (EBITDA is defined in the RBS Loan Agreement as earnings before interest expense, income tax expense, depreciation, amortization and SFAS 123R stock option expense) for the quarter was greater than or equal to $1,250,000, then the Company was not subject to a restriction as to availability of credit upon the borrowing base. The RBS Loan Agreement expired on June 30, 2009. The Company did not borrow any amounts under the RBS Loan Agreement during the term.
(3)	Net Income (loss) per Share
The Company’s basic net income (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted net income per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of stock options, convertible notes and warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2009
(3)	Net Income (loss) per Share (continued)
A summary of the Company’s calculation of net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$112,758	$2,094,574	$(2,285,022)	$4,035,320

Add interest relating to convertible loans payable	—	38,868	—	238,488

Net income (loss) — diluted	$112,758	$2,133,442	$(2,285,022)	$4,273,808

Basic shares used in the calculation of net income (loss) per share	45,620,763	42,953,932	45,463,078	40,487,297

Effect of dilutive securities:
Stock options	327,574	1,917,916	—	1,720,431
Restricted stock	153,428	244,592	—	68,233
Convertible loans payable	—	1,462,276	—	2,965,314

Diluted shares used in the calculation of net income (loss) per share	46,101,765	46,578,716	45,463,078	45,241,275

Net income (loss) per share :
Basic	$0.00	$0.05	$(0.05)	$0.10
Diluted	$0.00	$0.04	$(0.05)	$0.09
The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net income (loss) per share because such shares are antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock options	3,157,678	965,266	5,341,355	1,931,322
Stock warrants	936,111	1,003,311	936,111	1,003,311
Restricted stock	31,500	5,000	496,487	5,000

	4,125,289	1,973,577	6,773,953	2,939,633

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2009
(4)	Stock-Based Compensation
The Company follows FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation”, (“ASC 718”), for all share-based compensation that was not vested as of January 1, 2006. The Company adopted ASC 718 using a modified prospective application, as permitted under ASC 718. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
The Company issued 241,379 stock options in the nine months ended September 30, 2009. The Company did not issue any shares of restricted stock during this nine month period. The options granted during the first nine months of 2009 had a weighted average exercise price of $1.17. The weighted average fair value of options granted during this nine month period was $0.43 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 1.95%, and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company recorded $1,494,894 for share-based compensation in accordance with ASC 718 for the nine months ended September 30, 2009.
For the same period in 2008, the Company issued 504,736 stock options and 564,750 shares of restricted stock. The options granted during the first nine months of 2008 had a weighted average exercise price of $2.46. The weighted average fair value of options granted during the nine month period ended September 30, 2008 was $1.08 and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 3.02%, and expected dividend yield of 0%. The Company recorded $1,354,635 for share-based compensation in accordance with ASC 718 for the nine months ended September 30, 2008.
As of September 30, 2009 there was approximately $1,956,424 of total unrecognized compensation expense related to unvested options and restricted stock. This expense is expected to be recognized over a weighted average period of three years.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2009
(4)	Stock-Based Compensation (continued)
The Company’s aggregate intrinsic value of options outstanding at September 30, 2009 was $1,468,789. The aggregate intrinsic value of restricted stock outstanding at September 30, 2009 was $1,067,447.
(5)	Fair Value Measurements
On January 1, 2008, the Company adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosures”, (“ASC 820”). This topic defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
In accordance with ASC 820, the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2009 are cash equivalents. The cash equivalents are measured using level one inputs.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2009
(6)	Commitments and Contingencies
In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. The Company believes that it will not be liable for the re-assessment against CADx Medical and no accrual was recorded as of September 30, 2009. The Company responded to the notice outlining its grounds of objection with respect to the re-assessment. The CRA responded acknowledging receipt of the correspondence and advised that they intend to schedule a review on the matter.
(7)	Income Taxes
Effective January 1, 2007, the Company adopted the FASB ASC Topic 740, “Income Taxes", (“ASC 740”). At September 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2009. The Company files United States federal income tax returns and income tax returns in various state and local jurisdictions. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years. The effective income tax rate is based upon the estimated income for the year. For 2008, the Company’s effective tax rate varied from the statutory tax rate principally due to federal and state net operating loss carryforwards available.
(8)	Goodwill
In accordance with FASB ASC Topic 350-20, “Intangibles — Goodwill and Other”, (“ASC 350-20”), the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, changes in its results of operations and changes in its forecasts or market expectation relating to future results.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2009
(8)	Goodwill (continued)
The Company’s goodwill arose in connection with its acquisitions in June 2002 and in December 2003. The Company operates in one segment and as one reporting unit since its products perform the same basic function, have common sales channels and resellers, and are developed and supported by one central staff. Therefore, the Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists. The Company performed the step one fair value comparison as of October 1, 2009 and the Company’s market capitalization exceeded its carrying value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Quarter Ended September 30, 2009 compared to Quarter Ended September 30, 2008 and Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008
Revenue. Total revenue for the three and nine month periods ended September 30, 2009 was $7,106,270 and $20,001,155, respectively, compared with revenue of $11,193,631 and $28,175,136 for the three and nine month periods ended September 30, 2008, for a decrease of $4,087,361 and $8,173,981 or 36.5% and 29.0%, respectively. The decrease in revenue for the three and nine month periods ended September 30, 2009 was due primarily to the decrease in digital and MRI CAD and film-based revenue partially offset by a slight increase in service and supply revenue.
The Company’s digital and MRI CAD revenue for the three and nine month periods ended September 30, 2009 decreased $3,346,990 and $7,718,055, or 41.0% and 37.8%, respectively, to $4,808,683 and $12,685,228, compared to sales of $8,155,673 and $20,403,283, respectively, in the same periods in 2008. This decrease is due primarily to the softening demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology for the detection of breast cancer. The Company believes that the softening of the digital mammography market is temporary due to current economic conditions as nearly half of the U.S. market has yet to convert to digital technology.
Revenue from iCAD’s film based products for the three and nine month periods ended September 30, 2009 decreased 41.1% and 13.1%, respectively, to $1,275,884 and $4,561,053, compared to $2,166,839 and $5,250,976 in the three and nine month periods ended September 30, 2008. This decrease is largely due to the softening demand for FFDM systems primarily due to current economic conditions. The TotalLook Mammo Advantage product is used for digitizing film based prior mammography exams for comparative reading with current mammography exams. The Company believes that the demand for the TotalLook Mammo Advantage will grow as the economy improves and the ongoing transition to digital mammography continues.

Service and supply revenue for the three and nine month periods ended September 30, 2009 increased 17.3% and 9.3%, respectively, to $1,021,703 and $2,754,874, compared to $871,119 and $2,520,877 in the same periods in 2008. The increase in the Company’s service and supply revenue is due primarily to increased service contract revenue on the Company’s digital and TotalLook products, which continue to grow as the Company’s installed based of customer’s migrate from warranty to service contracts. Service contract revenue represented 91% and 85% of the Company’s total service and supply revenue for the third quarter of 2009 and 2008, respectively.

	Three months ended September 30,
	2009	2008	Change	% Change
Digital & MRI CAD revenue	$4,808,683	$8,155,673	$(3,346,990)	-41.0%
Film based revenue	1,275,884	2,166,839	(890,955)	-41.1%
Service & supply revenue	1,021,703	871,119	150,584	17.3%

Total revenue	$7,106,270	$11,193,631	$(4,087,361)	-36.5%

	Nine months ended September 30,
	2009	2008	Change	% Change
Digital & MRI CAD revenue	$12,685,228	$20,403,283	$(7,718,055)	-37.8%
Film based revenue	4,561,053	5,250,976	(689,923)	-13.1%
Service & supply revenue	2,754,874	2,520,877	233,997	9.3%

Total revenue	$20,001,155	$28,175,136	$(8,173,981)	-29.0%

Gross Margin. The Company achieved gross margin of 84.8% in the three month period ended September 30, 2009 compared with 84.1% in the same period in 2008. This increase in the third quarter of 2009 is primarily due to cost reduction efforts and some average selling price increases. Gross margin decreased slightly to 83.0% for the nine month period ended September 30, 2009 compared to 83.5% in the same nine month period in 2008. The decrease in gross margin for the nine month period of 2009 is primarily attributable to lower sales volume of the Company’s products.
Engineering and Product Development. Engineering and product development costs for the three month period ended September 30, 2009 decreased by $203,578 or 10.7%, from $1,905,841 in 2008 to $1,702,263 in 2009. The decrease in engineering and product development costs during this three month period was primarily due to a decrease in subcontracting costs of $112,000 primarily associated with the completion of the clinical trial for the Company’s CT colon product, a decrease in the bonus accrual of $106,000, and decreases in travel, legal, depreciation and stock- based compensation expense totaling $54,000. These decreases were partially offset by increases in consulting expense of $30,000, amortization expense of $26,000, relating to the acquisition of the assets of CAD Sciences in the third quarter of 2008, and various other expenses totaling $12,000.
Engineering and product development costs for the nine month period ended September 30, 2009 increased by $783,111 or 16.3%, from $4,818,645 in 2008 to $5,601,756 in 2009. The increase in engineering and product development costs during this nine month period was primarily due to an increase in personnel and related costs of $277,000 resulting from staff increases from the acquisition of the assets of CAD Sciences and staff increases in the quality and regulatory function, $290,000 in amortization expense relating to the acquisition of assets of CAD Sciences in the third quarter of 2008, $233,000 in subcontracting costs primarily related to the clinical trial for the Company’s CT colon product, $249,000 in consulting and license fees and $72,000 from a combination of stock-based compensation expense, depreciation expense and various other expenses. These expenses were partially offset by a decrease of $212,000 in bonus accrual and $126,000 in legal, travel and rent expenses.

Marketing and Sales. Marketing and sales expense for the three and nine month periods ended September 30, 2009 decreased by $762,753 or 22.8% and $358,309 or 4.2%, respectively, from $3,340,072 and $8,533,061, respectively, in 2008 to $2,577,319 and $8,174,752, respectively, in 2009. The decrease in marketing and sales expense during this three and nine month periods was primarily due to the decrease of $396,000 and $414,000, respectively, in sales commissions due to the decrease in revenue, $124,000 and $322,000 in bonus accrual and $144,000 and $127,000 in travel expenses. In addition, during this three and nine month periods the Company recorded decreases in consulting, subcontracted services, advertising, promotional, depreciation, and freight totaling $187,000 and $241,000, respectively. These decreases in the three and nine month periods were partially offset by an increase of $73,000 and $621,000, respectively, in personnel and related costs, and in various other expenses including stock-based compensation expense totaling $15,000 and $125,000, respectively.
General and Administrative. General and administrative expenses for the three and nine month periods ended September 30, 2009 decreased by $224,103 or 11.5% and $482,945 or 8.4%, respectively, from $1,942,582 and $5,726,818 in 2008 to $1,718,479 and $5,243,873 in 2009. The decrease in general and administrative expense during the three and nine month periods ended September 30, 2009 was due primarily to the decreases in bonus accrual of $164,000 and $395,000, respectively, amortization expense of $15,000 and $54,000, due to fully amortized patents, and decreases in various administrative expenses totaling $32,000 and $90,000, respectively. In addition, the Company recorded a decrease of $34,000 in stock-based compensation expense in the three month period ended September 30, 2009. These decreases were partially offset by increases in personnel and related expenses of $21,000 and $23,000, respectively, and $33,000 in stock-based compensation expense for the nine month period ended September 30, 2009.
Interest Income/(Expense). Net interest income for the three and nine month periods ended September 30, 2009 was $22,965 and $88,641, respectively, compared to interest expense of $27,610 and $210,314, respectively, in 2008. The decrease in interest expense for the three and nine month periods of 2009, was due primarily to the extinguishment of the Company’s outstanding convertible loans during the second and third quarters of 2008 and an increase in interest income generated from the Company’s increased cash balance and associated interest earned from its money market accounts.
Provision (benefit) for Income Taxes. The benefit from income taxes for the three and nine month periods ended September 30, 2009 amounted to $63,570 and $37,570, respectively, compared to an income tax provision of $101,000 and $197,000 for the three and nine month periods of 2008. The current year benefit was primarily due to the refundable R&D credit allowance.
Net Income/(Loss). As a result of the foregoing, the Company recorded net income of $112,758 or $0.00 per diluted share for the three month period ended September 30, 2009 on revenue of $7,106,270 compared to net income of $2,094,574 or $0.04 per diluted share on revenue of $11,193,631 for the three months ended September 30, 2008. The net loss for the nine months ended September 30, 2009 was ($2,285,022) or ($0.05) per diluted share on revenue of $20,001,155, compared to net income of $4,035,320 or $0.09 per diluted share on revenue of $28,175,136 for the nine months ended September 30, 2008.

Backlog. The Company’s product backlog (excluding service and supplies) as of September 30, 2009 totaled approximately $663,000 as compared to $1,019,000 as of September 30, 2008 and $511,000 at June 30, 2009. It is expected that the majority of the backlog at September 30, 2009 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.
Liquidity and Capital Resources
The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand and projected cash balances from continuing operations. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company does not currently have a line of credit available. The Company did not borrow any amounts under the RBS Loan Agreement during the term and after evaluating its options elected not to renew the RBS Loan Agreement. The Company will continue to closely monitor its liquidity and capital resources and the capital and credit markets.
On June 30, 2008, the Company entered into a Loan and Security Agreement (the “RBS Loan Agreement”) with RBS Citizens, N.A. (“RBS”). The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000. The RBS Loan Agreement expired on June 30, 2009. The Company did not borrow any amounts under the RBS Loan Agreement during the term and elected not to renew the RBS Loan Agreement.
At September 30, 2009 the Company had current assets of $19,683,381, current liabilities of $5,526,124 and working capital of $14,157,257. The ratio of current assets to current liabilities was 3.6:1
Net cash provided by operating activities for the nine months ended September 30, 2009 was $559,202, compared to net cash provided by operating activities of $7,625,171 for the same period in 2008. The cash provided by operating activities for the nine months ended September 30, 2009 resulted from the net loss of $2,285,022, decreases in accounts receivable and inventory totaling $1,342,883 and an increase in deferred revenue of $813,885, plus non-cash items including, depreciation and amortization of $1,481,315 and stock based compensation of $1,494,894, partially offset by an increase in other current assets of $70,098, and a decrease in accounts payable of $1,206,057 and accrued expenses of $1,012,598.
The net cash used for investing activities for the nine months ended September 30, 2009, consisted of additions to property and equipment of $126,544 and additions to patents and other assets of $88,549, compared to $2,534,214 for the comparable period in 2008 which consisted of additions to property and equipment of $534,214 and $2,000,000 for the acquisition of assets of CAD Sciences.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $23,494 due to cash received from the issuance of common stock relating to the exercise of stock options, compared to $1,609,996 for the same period in 2008, which consisted of $1,868,902 in cash received from the issuance of common stock relating to the exercise of stock options, partially offset by the payment of convertible notes payable in the amount of $258,906.
Contractual Obligations
The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations at September 30, 2009.

	Payments due by period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	5+ years

Lease Obligations*	$824,666	$135,793	$688,873	$—	$—

Total Contractual Obligations	$824,666	$135,793	$688,873	$—	$—

*	The Company’s lease obligations is shown net of sublease amounts.
Recent Accounting Pronouncements
Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”, (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures — Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have any impact on the Company’s financial position, results of operations or cash flows.
Effective June 30, 2009, the Company adopted the FASB guidance now codified as FASB ASC Topic 855-10, “Subsequent Events” (‘ASC 855-10”). This topic is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855-10 did not have any impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the Company adopted guidance now codified as FASB Topic 820-10-65, “Fair Value Measurements and Disclosures — Overall — Implementation and Guidance and Illustrations.” (“ASC 820-10-65”). ASC 820-10-65 provides guidelines for making fair value measurements more consistent. ASC 820-10-65 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures. ASC 820-10-65 was effective for all periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have any impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” (“ASC 825”), which amends previous topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825 is effective for all reporting periods ending after June 15, 2009. The adoption of ASC 825 did not have any impact on the Company’s financial position, results of operations or cash flows.
Effective January 1, 2009, pursuant to the requirements of FASB ASC 820, the Company adopted the provisions of topic ASC 820-10, “Fair Value Measurements and Disclosures — Overall” (“ASC 820-10”) with respect to all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. These include goodwill and other non-amortizable intangible assets. The adoption of ASC 820-10 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 350-30-35, “Intangibles — Goodwill and Other” (“ASC 350-30-35”). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of ASC 350-30-35 did not have any impact on the Company’s financial position, results of operations or cash flows.
Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4.	Controls and Procedures
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) were effective at the reasonable level of assurance.

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
The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a- 15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2009, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table represents information with respect to purchases of common stock made by the Company during the three months ended September 30, 2009:

			Total number of	Maximum dollar
			shares purchased	value of shares
			as part of	that may yet be
	Total number	Average	publicly	purchased under
	of shares	price paid per	announced plans	the plans or
Month of purchase	purchased (1)	share	or programs	programs
July 1 – July 31, 2009	14,992	$1.18	$—	$—
August 1 – August 31, 2009	1,059	$1.42	$—	$—
September 1 – September 30, 2009	506	$2.40	$—	$—

Total	16,557	$1.67	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 9, 2009	By:	/s/ Kenneth M. Ferry Kenneth M. Ferry
President, Chief Executive Officer, Director

Date: November 9, 2009	By:	/s/ Darlene M. Deptula-Hicks Darlene M. Deptula-Hicks
Executive Vice President of Finance
and Chief Financial Officer, Treasurer