Form 10-K
period 2009-12-31
ICAD INC
filed 2010-03-23
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9341
iCAD, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0377419

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

98 Spit Brook Road, Suite 100, Nashua, New Hampshire	03062

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (603) 882-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered

Common Stock, $.01 par value	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12 (g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on June 30, 2009 was $46,487,365. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2009, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.
As of March 15, 2010, the registrant had 45,688,767 shares of Common Stock outstanding.
Documents Incorporated by Reference: None.

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
In 2001, foreseeing a decline in the graphic arts and photo finishing industries, the Company elected to focus its efforts solely on the medical imaging industry with increased product offerings. This goal was advanced in June 2002 with the Company’s acquisition of Intelligent Systems Software, Inc. (“ISSI”), a privately held company based in Florida offering an approved Computer-Aided Detection system (“CAD”) for breast cancer. In December 2003, the Company also acquired Qualia Computing, Inc. (“Qualia”), a privately held company based in Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”). These acquisitions brought together two of the three companies with clearance by the United States Food and Drug Administration (“FDA”) to market CAD solutions for breast cancer in the United States (“U.S.”).

Since that time the Company established itself as an industry-leading provider of CAD solutions for mammography. iCAD offers a comprehensive range of high-performance upgradeable products for use with mammography (digital radiography, computed radiography and film-based). These solutions enable radiologists to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Since iCAD received FDA clearance for its first breast cancer detection product in January 2002, more than 3,500 iCAD systems have been placed in healthcare sites worldwide.
iCAD is also applying its patented detection technology and algorithms to the development of CAD solutions for use with virtual colonoscopy or CT Colonography (“CTC”) to improve the detection of colonic polyps. The Company’s pattern recognition and image analysis expertise are readily applicable to colonic polyp detection and the Company is developing a CTC CAD solution. The Company completed clinical testing of its CTC CAD product in the first quarter of 2009. A 510K premarket notification was submitted to the FDA in May 2009 and the Company is waiting for a response from the FDA.
In July 2008, iCAD expanded its portfolio of products with the acquisition of substantially all of the assets of 3TP LLC, dba CAD Sciences (“CAD Sciences”). The technology acquired is a pharmacokinetic based CAD technology that aids in the interpretation of contrast enhanced Magnetic Resonance Imaging (“MRI”) images. This acquisition extended iCAD’s position beyond mammography CAD and provided the Company with a portfolio of advanced image analysis and workflow solutions for the early detection of some of the most prevalent cancers using digital mammography, MRI and Computed Tomography (“CT”). iCAD believes that advances in MRI and CT are creating opportunities in the medical imaging sector. There is also significant synergy regarding customer call points, providing the iCAD sales team with additional products to sell.
Today the Company is an industry-leading provider of advanced medical image analysis and workflow solutions. iCAD’s solutions aid the radiologist in the early detection of the most prevalent and treatable cancers, including breast and prostate cancer, and the Company anticipates that its future products will aid in the detection of colon and lung cancer.
The iCAD website is www.icadmed.com. At this website the following documents are available at no charge: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.
The Company is headquartered in Nashua, New Hampshire with its principal research and development (“R&D”) center located in Beavercreek, Ohio. The satellite R&D office in White Plains, New York was closed in 2009 as these functions were integrated into the Nashua office.

Strategy
The Company intends to continue the extension of its superior image analysis and clinical decision support solutions for MRI and CT imaging. iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD advanced image analysis and workflow products. In the future, the Company expects to pursue the development of CAD products for select disease states that demonstrate one or more of the following attributes: it is clinically proven that screening has a significant impact on patient outcomes; there is an opportunity to lower health care costs; screening is non-invasive or minimally invasive; and public awareness of the disease is high or growing. The Company also intends to pursue opportunities beyond CAD through possible strategic acquisitions as part of its growth strategy. The Company is actively evaluating strategic opportunities in adjacent markets that could leverage its opportunities for growth beyond its historic core markets.
The Company is currently applying its patented detection technology, pharmacokinetics, and algorithms to products used to detect disease states where pattern recognition, image analysis, and clinical efficiency play a pivotal role. For breast imaging, the Company is developing CAD solutions for tomosynthesis (3-D mammography) and developing a next-generation of breast MRI CAD to help radiologists find cancer earlier and work more efficiently. The Company believes that CAD for tomosynthesis has the potential to help radiologists better detect cancer and manage the workflow issues created by large 3D tomosynthesis datasets. The pharmacokinetics or second generation kinetics technology complements iCAD’s core competency in morphology (anatomy) based CAD solutions providing a platform for iCAD to produce next-generation MRI products delivering both kinetics and morphology technology in a single CAD solution. For colorectal cancer screening, iCAD is developing a CAD solution to help radiologists detect colonic polyps during their review of CTC exams.
The Company believes that CAD for prostate imaging is an emerging growth opportunity. Nearly one in six men over age 40 is afflicted with prostate cancer in the U.S. and 10% of those cases are expected to be fatal. Current standards for detecting prostate cancer are considered, by many medical professionals, to be antiquated and subject to accuracy issues. The current Prostate Specific Antigen blood test has a false negative rate approaching 15%, while only approximately 12% of men with abnormal tests actually have cancer. Biopsies miss at least 20% of all malignancies and underestimate the disease aggressiveness in up to 30% of men. Scientific evidence is growing that advanced imaging technologies will improve early detection, eliminate unnecessary procedures, and provide accurate image guidance for biopsies. Leaders from the medical field and academia are urging the current Presidential administration, Congress, the National Institutes of Health and the Department of Defense to increase federal funding for research into imaging technologies for less invasive and more accurate diagnosis of prostate cancer. Workflow efficiencies and interpretation benefits associated with MRI CAD are also being realized in the emerging area of prostate MRI.

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
Network connectivity, clinical workflow and timely processing of patient information are critical issues for radiology departments. Healthcare providers are working to stay competitive in a healthcare environment experiencing significant budget constraints. iCAD expects to continue to provide powerful and flexible Digital Imaging and Communication in Medicine (“DICOM”) connectivity solutions. Seamless integration of image analysis solutions with leading image processing systems, review workstations, and Picture Archiving and Communication Systems (“PACS”), from multiple vendors, will remain a focal point of the Company’s product development efforts. Simpler and easier integration with existing clinical systems and connectivity benefits that support tele-radiology and remote viewing also remain focal points of its product development efforts. The Company expects to continue to deliver digital technology workflow advantages by improving the efficiencies of key processes, from the ease in which radiologists can read and interpret studies or images to the speed at which large image datasets are managed, and high-priority images are processed through the system.
Existing Markets and Market Opportunities
Mammography CAD systems use sophisticated algorithms to analyze image data and mark suspicious areas in the image that may indicate cancer. The locations of the abnormalities are marked in a manner that allows the reader of the image to reference the same areas in the original mammogram for further review. The intent of CAD is to aid in the detection of potential abnormalities for the radiologist to review. After initially reviewing the case films or digital images, a radiologist reviews the CAD results and subsequently re-examines suspicious areas that warrant a second look before making a final interpretation of the study. The radiologist determines if a clinically significant abnormality exists and whether further diagnostic evaluation is warranted. As a medical imaging tool, CAD is most prevalent as an adjunct to mammography given the documented success of CAD for detecting breast cancer.
Approximately 37 million mammograms were performed in the U.S. in 2009. Although mammography is the most effective method for early detection of breast cancer; studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. More than half of the cancers missed are due to observational errors. CAD, when used in conjunction with mammography, has been proven to help reduce the risk of these observational errors by as much as 20%. Earlier cancer detection typically leads to more effective, less invasive, and less costly treatment options which ultimately should translate into improved patient survival rates. CAD as an adjunct to mammography screening is reimbursable in the U.S. under federal and most third party insurance programs. This reimbursement provides economic support for the acquisition of CAD products by women’s healthcare providers. Market growth has also been driven in recent years by the introduction of full field digital mammography (“FFDM”) systems.

In the U.S., approximately 8,700 facilities (with approximately 12,700 mammography systems) were certified to provide mammography screening in 2009. Historically, these centers have used conventional film-based medical imaging technologies to capture and analyze breast images. Of the 8,700 certified facilities, to date approximately 60% have acquired FFDM systems. A FFDM system generates a digital image eliminating film used in conventional mammography. The number of facilities converting to digital mammography systems continues to grow and has been fueled by the results reported in 2005 in the New England Journal of Medicine from the American College of Radiology Imaging Network’s (“ACRIN”) Digital Mammographic Imaging Screening Trial (“DMIST”). The trial showed that there was no difference in accuracy between the two modalities for screening asymptomatic women in general. But for three subgroups of women (which represent over 60% of the population in the study), digital mammography performed better than film-based mammography.
While a double reading protocol is currently advocated as a standard of care in most European countries this is not the case in the U.S.. Double reading requires substantially more resources, which are often not available considering the shortage of mammographers across the country. In view of the frequency of missed cancers and of the lack of resources for double reading as a standard of care, CAD in combination with review by a single radiologist is an alternative to double reading of mammography and may further reduce breast cancer mortality.
Based on the report published by Frost and Sullivan entitled “2007 European Women’s Healthcare Imaging Markets”, breast cancer is one of the most prevalent forms of cancer and it is also responsible for the most number of cancer-related deaths among women in the European Union (“EU”). The number of expected cancer cases will continue to rise as the incidence of cancer increases steeply with age and life expectancy. According to the European Parliamentary Group on Breast Cancer, they expect approximately 269,000 new breast cancer cases will be reported and over 87,000 deaths per year. On average 1 out of every 10 women in the EU is expected to develop breast cancer at some point in their life. As a result, most countries in Western Europe have or are planning to implement mammography screening programs resulting in an expected increase in the number of mammograms performed in the coming years.
Market Size and Share
The total CAD mammography market in the U.S. was projected to exceed $100 million in 2007 according to a Millennium Research Group report. According to this same report, iCAD had 45% of the U.S. digital mammography CAD market with Hologic, Inc. holding a 54% share. Frost and Sullivan projects the CAD mammography market in the U.S. will reach $333.5 million in 2012.
In a Scientific Paper presented by Dr. Vijay Rao at the 2009 RSNA Meeting, Dr. Rao concluded that radiologists have embraced CAD. The use of CAD has grown rapidly and in 2007 it was used in two thirds of all screening mammograms and nearly half of all diagnostic mammograms performed in the U.S.

Frost and Sullivan and IMV, a market research company, both reported historical increases and foresee continuing growth in breast MRI exams as published in their 2008 reports. According to IMV, the use of MRI in the management of breast cancer doubled from 314,000 to 645,000 procedures from 2003 to 2007. Frost and Sullivan predict volumes will heighten to 2.9M by 2014. Confirma, Inc. (acquired by Merge Healthcare, Inc. in September 2009) and Invivo Corporation have been and currently remain the market leaders in breast MRI CAD.
New Market Opportunities
Computed Tomography Applications and Colonic Polyp Detection
CT is a well-established and widely used imaging technology that has evolved rapidly over the last few years. CT equipment is used to image cross-sectional “slices” of various parts of the human body. When combined, these “slices” provide detailed volumetric representations of the imaged areas. The use of multi-detectors in CT equipment has progressed in just a few years from 4 slices to 8, 16, 64 slices and beyond, resulting in vastly improved image quality. The image quality improvements resulting from the increased number of slices per procedure and greatly increased imaging speeds have expanded the use of CT imaging in both the number of procedures performed as well as the applications for which it is utilized. It was estimated by Frost and Sullivan that over 70 million CT procedures would be performed in 2006 in the U.S. alone with an installed base of approximately 9,600 machines. While the increased number of cross sectional slices provides important and valuable diagnostic information, it adds to the challenge of managing and interpreting the large volume of data generated. The Company believes that the challenges in CT imaging presents it with opportunities to provide automated image analysis and clinical decision support solutions.
According to the American Cancer Society over 50,000 Americans will die from colon cancer and 140,000 people will be diagnosed with colon cancer in 2010. It is the second leading cause of cancer deaths in spite of being highly preventable with early identification and removal of colorectal polyps. Several techniques including optical colonoscopy, which involves visualizing the inside of the colon with a specialized scope, exist for the early identification of polyps. More than 82 million Americans are over age 50, the recommended age for colorectal cancer screening. However, this technique remains highly under utilized with less than half of this population being tested. This reluctance can be directly linked to patients’ general discomfort with the invasive nature of this screening procedure.
Abundant research has been performed and CT techniques have evolved over more than a decade, to the point where CTC, as it is performed today, has demonstrated itself as a valid and highly effective screening tool for colorectal cancer. ACRIN’s large multi-center National CT Colonography Trial of a screening population published in the September 18th, 2008 issue of the New England Journal of Medicine demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to colonoscopy. In March of 2008, new consensus guidelines for screening for colorectal cancer (”CRC”) were jointly issued by the American Cancer Society (“ACS”), the American College of Radiology (ACR), and the U.S. Multi-Society Task Force on CRC.  The guidelines include recommendations for the use of CTC for CRC screening. Most surveys of patients that have had both traditional colonoscopy and CTC have also shown greater patient preference for CTC with most patients preferring continued CTC surveillance over traditional colonoscopic surveillance. The Company believes that the ACRIN Study coupled with the 2008 consensus guidelines for screening for CRC are likely to increase the utilization of CTC.

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
Three new insurance procedure codes for CTC were approved and become effective January 1, 2010. The codes include: 74263 Screening CTC without contrast, 74261 Diagnostic CTC without contrast, and 74262 Diagnostic CTC with contrast. While screening CTC is not covered by Medicare, coverage continues to increase with approximately half of the U.S. states providing coverage for CTC screening and some of the private payers currently covering CTC screening include: CIGNA, Anthem BCBS (15 states), Kaiser Permanente, Carefirst BCBS, Healthlink, Horizon BCBS (NJ), Oxford Health Plans, Independence BC (PA), Physicians Plus of WI, BCBS Delaware, WPS Health Insurance (WI), BCBS AR, United Healthcare, BCBS N.C., and BCBS Wellmark
Magnetic Resonance Imaging (MRI) Applications — Breast and Prostate Cancer Detection
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
MRI is an excellent tool to detect breast cancer as well as prostate cancer. While MRI is a more expensive option than traditional mammography, it enables physicians to view tumors which may have been missed during routine screenings. The first breast MRI product received FDA clearance in 1991 for use as an adjunct to mammography. The ACS published new guidelines in the March/April 2007 CA: A Cancer Journal of Clinicians, recommending that women at high risk for breast cancer augment their annual mammogram with an annual breast MRI. The guidelines recommended MRI scans for women with a lifetime risk of breast cancer of 20%-25% or greater, including women with a strong family history of breast or ovarian cancer and women who were treated for Hodgkin’s disease. The ACR and SBI endorsed these recommendations in their recommendations published in the Journal of the American College of Radiology 2010;7:18-27.

The Prostate Specific Antigen (PSA) in conjunction with digital rectal examination (DRE) and pathologic information from biopsies are what urologists and radiation oncologists have traditionally used to determine the extent and expected behavior of prostate cancer, which may affect 1 out of 6 men over the course of their lifetime. While commonly used, and recommended by the American Urological Association, PSA tests can be unreliable and potentially misleading.
Accurate staging of the disease is one of the biggest challenges with prostate cancer. Of the 230,000 men who are diagnosed with prostate cancer every year in the U.S., most have slow-growing tumors that likely will not lead to death or require invasive treatment, though the diagnosis does cause patient anxiety and requires close monitoring. Only a small percentage of the 230,000 men present with aggressive tumors, and the ACS estimated that the disease would kill 27,000 men in the U.S. in 2009.
Those men who are diagnosed with a non-aggressive cancer will be periodically monitored through repeat PSA, DRE and, at times, biopsies. This monitoring is referred to as watchful waiting or active surveillance. The goal of this watchful waiting is to monitor the indolent cancer and catch it at an early stage before it progresses to a more aggressive state. This will theoretically allow patients better treatment options, but because the current tests have their faults (false negatives) by the time the disease has been identified, treatment options may be limited to a prostatectomy. This radical procedure creates numerous morbidities such as impotence, incontinence as well as psychological issues. Advanced imaging tools such as MRI, may play an important role in this population to allow earlier detection and allow more choices for treatment options.
With advanced diagnostic imaging tools, physicians can more accurately stage the severity of the prostate cancer and minimize a patient’s exposure to unnecessary and painful biopsies. Prostate biopsies are typically done following an elevated PSA, suspicious DRE, or both. These biopsies are usually performed by an urologist under the assistance of a portable ultrasound system. Anywhere from a dozen to 30 or more samples are taken from the prostate. More than 1.2 million men have transrectal ultrasound (TRUS) biopsies each year in the U.S. and less than 15 percent come back positive for cancer. This translates into roughly $2 billion in cost to the healthcare system, not to mention the psychological implications for patients worried they may have a deadly form of the disease.
Without an optimal visual picture of the prostate and surrounding area, biopsy exams are essentially conducted “blindly.” This can result in cancerous lesions being missed and other sections of the prostate unnecessarily oversampled. Oversampling causes the patient pain and can even lead to impotence or incontinence.
Historically, imaging the prostate has presented a challenge because of the vascularity of the organ coupled with its location deep within the abdominal/pelvic cavity. Now other options are available that can provide more accurate imaging of the prostate gland, including MRI with dynamic contrast enhancement (DCE). Similar to MRI for breast cancer, prostate DCE MRI provides a more thorough diagnostic assessment, and improved staging of the disease. A necessary component to this technology is CAD which uses advanced algorithms to assist radiologists in determining malignant versus benign tumors and to pinpoint tumor location and size.

In the future, MRI imaging may have an expanded role in the management of prostate cancer patients, particularly for management strategies involving active surveillance.  As more men consider “watchful waiting” or delaying active treatment of their cancer, advances in imaging will help make these decisions easier, based more on solid science than on the assumption that a man’s prostate cancer is slow growing.
Products and Product Development
The table below presents the revenue and percentage of revenue attributable to our different product and services, in 2009, 2008 and 2007:

	For the year ended December 31,
	2009	%	2008	%	2007	%
Digital & MRI CAD revenue	$18,289,780	65.1%	$26,735,782	71.3%	$16,429,450	61.7%
Film based revenue	5,795,703	20.6%	7,436,529	19.8%	6,768,846	25.4%
Service & supply revenue	4,023,782	14.3%	3,319,237	8.9%	3,414,116	12.8%

Total revenue	$28,109,265		$37,491,548		$26,612,412

Advanced Image Analysis and Workflow Solutions in Breast Imaging (Mammography)
iCAD develops and markets a comprehensive range of high-performance CAD solutions for digital and film-based mammography systems. iCAD’s SecondLook™ systems are based on sophisticated patented algorithms that analyze the data; automatically identifying and marking suspicious regions in the images. The system provides the radiologist with a “second look” which helps the radiologist detect up to 72% of actionable missed cancers an average of 15 months earlier than screening mammography alone. SecondLook detects and identifies suspicious masses and micro-calcifications utilizing image processing, pattern recognition and artificial intelligence techniques. Knowledge from thousands of mammography images are incorporated in these algorithms enabling the product to distinguish between characteristics of cancerous and normal tissue. The result is earlier detection of hard-to-find cancers, improved workflow for radiologists, and higher quality patient care.
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

SecondLook Digital
SecondLook Digital (SLD) is designed to function with leading digital mammography systems (FFDM and computed radiography) – including systems sold by GE Healthcare, Siemens Medical, Hologic, Inc., Sectra Medical Systems, Philips, IMS Giotto, Agfa Corporation, and Planmed. The system enables optimal workflow for high volume clinics and facilities reading studies locally or remotely. In addition, iCAD received FDA approval for its CAD product for use with Fuji’s Computer Radiography (“CR”) system in April 2008. iCAD believes it has strong development partnerships with leading imaging providers. The algorithms in SecondLook Digital products have been fine-tuned and optimized for each digital imaging provider based upon characteristics of their unique detectors.
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
As the mammography market continues to migrate to digital systems, demand for analog CAD systems will also continue to shift to digital CAD solutions.

Products for Converting Mammography Films to Digital Images
TotalLook MammoAdvantage™
The TotalLook MammoAdvantage (“TLMA”) system is iCAD’s second generation mammography specific digitizer. TLMA provides a comprehensive film-to-digital solution making it easier for facilities to transition from film to digital mammography. The product converts prior mammography films to digital images delivering high resolution digitized images to meet the critical specifications required for conversion of prior films. The TLMA’s unique configurable image resolution settings enable the digitized and newly acquired digital images to be displayed at the same time. In moving to one review workstation for comparative review, users experience improvements in workflow, productivity and reduced discomfort associated with switching between a light box and a computer screen to view images. Results from a study (Full Field Digital Mammography Interpretation with Prior Analog versus Prior Digitized Analog Mammograms: Time for Interpretation) presented at the 2009 RSNA meeting demonstrated a 30% reduction in time for image interpretation with digitized analog mammograms.
The TLMA provides flexible DICOM connectivity for seamless integration with leading review workstations, PACS and RIS systems. Specialized image compression techniques reduce files sizes up to 80%, minimizing long-term storage requirements.
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
The Company’s All Time Point (“ATP”) analysis is a next-generation algorithm that uses near continuous data sampling versus solutions that use only three fixed time points, which may omit critical data from the analysis. The ATP analysis is based on an advanced pharmacokinetic model that calculates numerical values of key physiological parameters, allowing the user to assess the different biological processes taking place in malignant versus benign tumors. These key physiological markers can aid in the analysis of large MRI datasets.
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

Results of the Company’s clinical study, “Performance of Computer-Aided Detection with Computed Tomographic Colonography in a Large Clinical Trial with 19 Readers and 100 Patients” demonstrated that reader sensitivity improved 5.5% for patients with both small and large polyps with use of CAD. Use of CAD reduced specificity of readers by 2.5%. The clinical relevance of this CAD program was improved reader performance while maintaining high reader specificity. iCAD submitted the required 510K premarket notification clinical data to the FDA in May 2009 and is currently under review at the FDA.
Sales and Marketing
iCAD’s products for digital mammography, SecondLook Digital CAD and TotalLook MammoAdvantage digitizer solutions for comparative reading of prior films, are sold through its direct regional sales organization in the U.S. as well as through its OEM partners, including GE Healthcare, Fuji Medical Systems and Siemens Medical. In Europe, iCAD distributes its mammography CAD solutions through its direct sales organization and OEM partners such as GE Healthcare, Siemens Medical, Philips Healthcare, Agfa Corporation, Sectra Medical Systems, Planmed, Fuji Medical Systems, and IMS Giotto.
The Company’s products are marketed on the basis of their clinical superiority and their ability to help radiologists detect more cancers earlier, while seamlessly integrating into the clinical workflow of the radiologist. In 2009 the Company built on the branding campaign launched in 2008, signifying its expansion beyond mammography CAD with the addition of MRI and CTC advanced image analysis and clinical decision support solutions. As part of its marketing efforts, iCAD has developed and executed a variety of public relations and local outreach programs with numerous iCAD customers. Further investments were made in cultivating relationships with the leaders in breast, colon, and prostate CAD at national trade shows, including hosting a physician advisory dinner held at the Radiological Society of North American (“RSNA”) meeting in December 2009, where industry leaders discussed the future of CAD in these modalities. Funding supported attendance at more regional trade shows. The Company expanded and further enhanced its presence at the RSNA 2009 by hosting dinners and meetings with medical professionals, while maintaining a presence in the booths of the Company’s OEM partners.
In 2009, iCAD invested in a series of educational initiatives and advocacy efforts to advance the use of MRI technologies in the diagnosis and management of prostate cancer. “Innovations in Imaging” was a series of seminars focused on how MRI combined with an advanced quantitative image analysis solution (VividLook) can support improved prostate cancer management. The seminars, were intended to provide clinicians with a better understanding of how this imaging protocol supports improved patient care, as well as how to incorporate it into their own practices. The series included two webinars and one live satellite symposium in the fourth quarter. All sessions received overwhelming responses resulting in oversubscribed events.

iCAD established a strategic partnership with the AdMeTech Foundation, a non-profit organization with a mission to end prostate cancer as a patient care crisis and socio-economic problem as part of its advocacy campaign in 2009. The Company will be joining the Industrial Liaison Board of AdMeTech’s International Prostate MRI Working Group, which fosters dialogue between leading physicians, prostate cancer advocacy groups and industry to facilitate important technological breakthroughs to provide men with more accurate diagnostics for early detection and treatment of prostate cancer.
AdMeTech’s research program was recently funded by Telemedicine and Advanced Technologies Research Center of the Department of Defense through a peer review process. AdMeTech has developed the International Prostate MRI Working group, modeled on the Breast Cancer MRI Working group, to expedite advancement of MRI and Magnetic Resonance Spectroscopy (MRS) technologies and their integration with the treatment of prostate cancer.  iCAD hosted the last meeting of the Group, which took place on November 29, 2009 in Chicago. The Company is a member of the working group, providing access to its VividLook™prostate analysis software. This technology, currently available worldwide, enhances prostate MRI images and helps radiologists distinguish benign from malignant lesions.
Competition
The Company currently faces direct competition in its mammography CAD business from Hologic, Inc. (which acquired R2 Technology, Inc. in July 2006). Imaging equipment manufacturers such as GE Healthcare, Siemens Medical, Philips Medical Systems and other medical imaging equipment manufacturers have explored the possibility of introducing their own versions of CAD and comparative reading products into the market, but thus far have not had a significant impact in the market. The Company believes that current regulatory requirements present a significant barrier to entry into this market.
Merge Healthcare, Inc. (which acquired Confirma, Inc. in September 2009) and InVivo Corporation (Philips) are the market leaders in breast MRI CAD. Both companies also offer prostate MRI CAD solutions following iCAD’s lead in entering this market in the U.S. The Company believes that its market leadership in mammography CAD and prostate education provides it with a competitive advantage with the breast and prostate imaging communities.
The Company’s CT Colon solution faces competition from the traditional imaging CT equipment manufacturers, 3D Rendering and Analysis firms, as well as from emerging CAD companies. Siemens Medical, GE Healthcare, and Philips Medical Systems currently offer or are in the process of developing polyp detection products. The Company expects that these companies will offer a colonic polyp detection solution as an advanced feature of their image management and display products typically sold with their CT equipment. Medicsight has a commercial product available in Europe and Asia. In January 2009, the FDA requested additional information from Medicsight on its Colon CAD product that had been submitted to the FDA at the end of 2008.

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
Manufacturing and Professional Services
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
Government Regulation
The Company’s CAD systems are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act with potentially significant costs for compliance. The FDA’s regulations govern, among other things, product development, product testing, product labeling, product storage, pre-market clearance or approval, advertising and promotion, and sales and distribution. The Company’s devices are subject to FDA clearance or approval before they can be marketed in the U.S. and may be subject to additional regulatory approvals before they can be marketed outside the U.S.. There is no guarantee that future products or product modifications will receive the necessary approvals.
The FDA’s Quality System Regulations require that the Company’s operations follow extensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The Company is subject to FDA regulations covering labeling regulations and adverse event reporting including the FDA’s general prohibition of promoting products for unapproved or off-label uses.

The Company’s manufacturing facilities are subject to periodic unannounced inspections by the FDA and corresponding state agencies. Compliance with international regulatory authorities with extensive regulatory requirements is also required. Failure to fully comply with applicable regulations could result in the Company receiving warning letters, non-approvals, suspensions of existing approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.
Additionally, in order to market and sell its CAD products in certain countries outside of the U.S., the Company must obtain and maintain regulatory approvals and comply with the regulations of each specific country. These regulations, including the requirements for approvals, and the time required for regulatory review vary by country.
Intellectual Property
The Company primarily relies on a combination of patents, trade secrets and copyright law, third-party and employee confidentiality agreements, and other protective measures to protect its intellectual property rights pertaining to our products and technologies.
Currently, the Company has 27 issued patents covering its CAD and scanner technologies in the U.S. expiring between 2018 and 2026.  These patents help the Company maintain a proprietary position in its markets.   Additionally, the Company has 15 patent applications pending domestically, some of which have been also filed internationally, and it plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s CAD and digitizer technologies and products, including CAD for CT colon and lung and CAD for MRI breast and prostate.  In June 2006, the Company secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography.  The Company believes it has all the necessary licenses from third parties for software and other technologies in its products.
Sources and Availability of Materials
The Company depends upon a limited number of suppliers and manufacturers for its products, and certain components in its products may be available from a sole or limited number of suppliers. The Company’s products are generally either manufactured and assembled for it by a sole manufacturer, by a limited number of manufacturers or assembled by it from supplies it obtains from a limited number of suppliers. Critical components required to manufacture these products, whether by outside manufacturers or directly, may be available from a sole or limited number of component suppliers. The Company generally does not have long-term arrangements with any of its manufacturers or suppliers. The loss of a sole or key manufacturer or supplier would impair its ability to deliver products to customers in a timely manner and would adversely affect its sales and operating results. The Company’s business would be harmed if any of its manufacturers or suppliers could not meet its quality and performance specifications and quantity and delivery requirements.

Major Customers
In 2009 the Company had two major customers GE Healthcare and Fuji Medical Systems, which accounted for $8,754,414 and $4,819,874 or 31% and 17% of the Company’s revenues, respectively. The Company’s two major customers in 2008 were GE Healthcare and Fuji Medical Systems, which accounted for $9,986,179 and $7,063,325 or 27% and 19% of the Company’s revenues, respectively. During the year ended December 31, 2007, the Company had one major customer GE Healthcare, which accounted for $7,609,313 or 29% of the Company’s revenues.
Engineering and Product Development
The Company spent $7,217,146, $7,121,334, and $4,504,000 on research and development activities during the years ended December 2009, 2008 and 2007, respectively.  The research and development expenses for 2009 are primarily attributed to the increase in personnel and relating costs resulting from staff increases from the acquisition of the assets of CAD Sciences, staff increases in the quality and regulatory function and subcontracting services relating to the clinical testing for our CT Colon product.
Employees
At March 15, 2010 the Company had 103 employees, 99 full-time and 4 part-time co-op employees, with 35 involved in sales and marketing, 28 in research and development, 25 in service, technical support and operations functions, and 15 in administrative functions. None of the Company’s employees are represented by labor organizations. The Company believes its relations with its employees are good.
Backlog
The Company’s product backlog (excluding service and supplies) was approximately $856,000 at December 31, 2009 as compared to $1,137,000 on the corresponding date in 2008 and $663,000 at September 30, 2009. The Company expects that the majority of the backlog at December 31, 2009 will be shipped within the 2010 fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.
Environmental Protection
Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Financial Geographic Information
The Company markets its products for digital mammography in the U.S. through its direct regional sales organization as well as through its OEM partners, including GE Healthcare, Fuji Medical Systems and Siemens Medical. Outside the U.S. the Company markets its products for digital mammography generally through its OEM partners, GE Healthcare, Siemens Medical, Agfa Corporation, Sectra Medical Systems, Planmed Oy, Fuji Medical Systems and IMS Giotto. Total export sales increased to approximately $3,702,000 or 13% of sales in 2009 as compared to $2,930,000 or 8% of total sales in 2008 and $2,655,000 or 10% of total sales in 2007.
The Company’s principal concentration of export sales is in Europe, which accounted for 64% of the Company’s export sales in 2009, 61% of export sales in 2008, and 81% of export sales in 2007. Of these sales 36% in 2009, 33% in 2008 and 70% in 2007 were in France. The balance of the export sales in 2009 were primarily into Canada, Saudi Arabia and Spain.
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

We have incurred significant losses from inception through 2009 and there can be no assurance that we will be able to achieve and sustain future profitability.
We have incurred significant losses since our inception, much of which were attributable to our former business lines. We incurred a net loss of $1,967,624 during the fiscal year ended December 31, 2009. We may not be able to achieve profitability.
A limited number of customers account for a significant portion of our total revenues. The loss of a principal customer could seriously hurt our business.
Our principal sales distribution channel for our digital products is through our OEM partners. Our digital product revenue accounted for 65% and 71% of our total revenue for the years ended December 31, 2009 and 2008, respectively. In 2009 we had two major customers, GE Healthcare and Fuji Medical Systems, with 31% and 17% of our revenues, respectively. A limited number of major customers have in the past and may continue in the future to account for a significant portion of our revenues. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results.
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
Our business is dependent upon future market growth of full field digital mammography systems and digital computer aided detection products as well as advanced image analysis and workflow solutions for use with MRI and CT.
Our future business is substantially dependent on the continued growth in the market for full field digital mammography systems and digital computer aided detection products as well as advanced image analysis and workflow solutions for use with MRI and CT. The market for these products may not continue to develop or may develop at a slower rate than we anticipate due to a variety of factors, including, general economic conditions, delays in hospital spending for capital equipment, the significant cost associated with the procurement of full field digital mammography systems and CAD products and MRI and CT systems and the reliance on third party insurance reimbursement. In addition we may not be able to successfully develop or obtain FDA clearance for our proposed product.

If goodwill and/or other intangible assets that we have recorded in connection with our acquisitions become impaired, we could have to take significant charges against earnings.
In connection with the accounting for our acquisitions we have recorded a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.
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
Sales of our CAD products in certain countries outside of the U.S. are also subject to extensive regulatory approvals. Obtaining and maintaining foreign regulatory approvals is an expensive and time consuming process. We cannot be certain that we will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which we plan to market our CAD products, and if we fail to receive such approvals, our ability to generate revenue may be significantly diminished.

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
We may need additional debt or equity financing beyond any amounts generally available to us to pursue our strategy and increase revenue or to finance our business. Any additional financing that we need may not be available and, if available, may not be available on terms that are acceptable to us. Our failure to obtain financing on a timely basis, or on economically favorable terms, could prevent us from continuing our strategy or from responding to changing business or economic conditions, and could cause us to experience difficulty in withstanding adverse operating results or prevent us from competing effectively.
Changes in or non-reimbursement of procedures by Medicare or other third-party payers may adversely affect our business.
In the U.S., Medicare and a number of commercial third-party payers provide reimbursements for the use of CAD in connection with mammography screening and diagnostics. In the future, however, these reimbursements may be unavailable, reduced or inadequate due to changes in applicable legislation or regulations, changes in attitudes toward the use of mammograms for broad screening to detect breast cancer or due to changes in the reimbursement policies of third-party payers. In 2006, the Center for Medicare Services announced an approximately 10% reduction for mammography CAD reimbursement beginning in 2007. We anticipate there is a risk of further reductions. As a result, healthcare providers may be unwilling to purchase our CAD products or any of our future products, which could significantly harm our business, financial condition and operating results.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2009 and will continue to do so for future fiscal periods. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.
Our business is subject to The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and changes to or violations of these regulations could negatively impact our revenues.
HIPAA mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the nation’s healthcare system. HIPAA requires the U.S. Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment, eligibility and remittance advices, or “transaction standards,” privacy of individually identifiable health information, or “privacy standards,” security of individually identifiable health information, or “security standards,” electronic signatures, as well as unique identifiers for providers, employers, health plans and individuals and enforcement. Final regulations have been issued by DHHS for the privacy standards, certain of the transaction standards and security standards.
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
During the past year our sales of product outside of the U.S. has increased. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.
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
The publicly traded shares of our common stock have experienced, and may experience in the future, significant price and volume fluctuations. This market volatility could reduce the market price of our common stock without regard to our operating performance. In addition, the trading price of our common stock could change significantly in response to actual or anticipated variations in our quarterly operating results, announcements by us or our competitors, factors affecting the medical imaging industry generally, changes in national or regional economic conditions, changes in securities analysts’ estimates for us or our competitors’ or industry’s future performance or general market conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.
Future sales of shares of our common stock may cause the prevailing market price of our shares to decrease and could harm our ability to raise additional capital.
We have previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, and may become freely tradable. In addition, shares of our common stock issued upon conversion of our convertible debt are also eligible for sale under Rule 144. We have also registered shares that are issuable upon the exercise of options. If holders of options choose to exercise their purchase rights and sell shares of common stock in the public market, or if holders of currently restricted common stock or common stock issued upon conversion of convertible debt choose to sell such shares of common stock in the public market under Rule 144 or otherwise, or attempt to publicly sell such shares all at once or in a short time period, the prevailing market price for our common stock may decline. The sale of shares of common stock issued upon the exercise of our securities could also dilute the holdings of our existing stockholders.

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
Item 1B. Unresolved Staff Comments.
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

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.
If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.
Item 3. Legal Proceedings.
The Company is not currently party to any material legal proceedings.
Item 4. Reserved.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”. The following table sets forth the range of high and low sale prices for each quarterly period during 2009 and 2008.

	High	Low
Fiscal year ended December 31, 2009
First Quarter	$1.53	$0.73
Second Quarter	1.51	0.88
Third Quarter	2.43	1.05
Fourth Quarter	2.28	1.28

Fiscal year ended December 31, 2008
First Quarter	$2.75	$1.62
Second Quarter	3.85	2.40
Third Quarter	4.60	2.51
Fourth Quarter	3.16	0.90

As of March 15, 2010 there were 285 holders of record of the Company’s common stock. In addition, the Company believes that there are in excess of 560 holders of its common stock whose shares are held in “street name”.
The Company has not paid any cash dividends on its common stock to date, and the Company does not expect to pay cash dividends in the foreseeable future. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors. There are no non-statutory restrictions on the Company’s present ability to pay dividends.
See Item 12 of this Form 10-K for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2009.
Item 6. Selected Financial Data.
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
Overview
iCAD is an industry-leading provider of advanced image analysis and workflow solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, expandable Computer-Aided Detection (CAD) systems and workflow solutions for mammography (film-based, digital radiography (DR) and computed radiography (CR), Magnetic Resonance Imaging (MRI), and Computed Tomography (CT)). iCAD’s solutions aid in the early detection of the most prevalent cancers including breast, prostate and colon cancer. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Computer-enhanced breast and prostate MRI analysis streamlines case interpretation workflow and generates more robust information for more effective patient treatment. CAD for mammography screening is also reimbursable in the U.S. under federal and most third-party insurance programs. Since receiving FDA approval for the Company’s first breast cancer detection product in January 2002, over thirty five hundred of iCAD’s CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

iCAD’s CAD mammography products have been shown to detect up to 72 percent of the cancers that biopsy proved were missed on the previous mammogram, an average of 15 months earlier. Our advanced pattern recognition technology analyzes images to identify patterns and then uses sophisticated mathematical analysis to mark suspicious areas.
The Company’s CAD systems include proprietary algorithm and other technology together with standard computer and display equipment. CAD systems for the film-based analog mammography market also include a radiographic film digitizer, either manufactured by the Company or others for the digitization of film-based medical images
The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection to its product development efforts. Its focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care. iCAD expects to pursue development or acquisition of products for select disease states that demonstrate one or more of the following: it is clinically proven that screening has a significant positive impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. The Company also intends to pursue opportunities beyond CAD through possible strategic acquisitions as part of its growth strategy. The Company is actively evaluating strategic opportunities in adjacent markets that could leverage its opportunities for growth beyond its historic core markets.
iCAD is applying its patented detection technology and algorithms to the development of CAD solutions for use with virtual colonoscopy or CT Colonography (CTC) to improve the detection of colonic polyps. The Company’s pattern recognition and image analysis expertise are readily applicable to colonic polyp detection and the Company is developing a CTC CAD solution. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years. Based on the results of the National CT Colonography trial, the Company expects that the market for virtual colonoscopy will grow along with the procedures for early detection of colon cancer. This trial demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to a colonoscopy. CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has developed Veralook™, a product for computer aided detection of polyps in the colon using CTC and completed the clinical testing of its CTC CAD product in the first quarter of 2009. The Company filed a 510(k) application with the FDA in the second quarter of 2009 seeking FDA approval to market Veralook in the U.S.. Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.
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
The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and a research and development facility in Ohio.

Critical Accounting Policies
The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company’s critical accounting policies include:
•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Inventory;

•	Valuation of long-lived and intangible assets;

•	Goodwill;

•	Product warranties;

•	Stock based compensation;

•	Income taxes.
Revenue Recognition
In general the Company recognizes revenue when the product ships provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable, collectability is probable and there are no uncertainties regarding customer acceptance.
The Company recognizes revenue from the sale of its digital and film-based CAD products and services in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”), inclusive of ASC 605-10-S99, which includes the guidance of SEC Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition in Financial Statements”. The Company recognizes revenue from the sale of certain of its MRI CAD products and services in accordance with FASB ASC 985-605, “Software, Revenue Recognition” (“ASC 985-605”).

The Company’s revenue transactions can, on occasion, include product sales with multiple element arrangements, generally for installation and training. On those occasions the Company follows the requirements in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC 605-25’). For most of iCAD’s product sales the responsibility for the installation process lies with its OEM partners, GE Healthcare, Siemens Medical and others. When iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand alone value to the customer and there is objective and reliable evidence of the fair value of the undelivered installation element. Fair value of the installation is determined using entity specific and third party evidence.
The Company generally recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions. The Company uses customer purchase orders that include all terms of the arrangement and in the case of OEM customers are also supported by distribution agreements. The Company generally ships Free On Board (“F.O.B.”) shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. In addition, the Company assesses whether collection is reasonably assured by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references.
If the terms of the sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated, all revenues are deferred and not recognized until such acceptance occurs. The Company considers all relevant facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the customer’s post-delivery acceptance provisions, if any, and the installation process. There are no significant estimates or assumptions used in the Company’s revenue recognition.
The Company defers revenue from the sale of extended service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB ASC Topic 605-20, “Services”. The Company provides for estimated warranty costs on original product warranties at the time of sale.
The Company believes that revenue recognition is a critical accounting policy because it is governed by multiple complex accounting rules and it is important for readers of its financial statements to understand the basis upon which its revenues are recorded. In addition, the Company believes that its investors value the Company and track its progress based to a large extent upon revenues.

Allowance for Doubtful Accounts
The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial results, stability and payment history of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2009 is adequate.
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
Goodwill
The Company follows the provision of FASB ASC Topic 350-20, “Intangibles — Goodwill and Other” (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived intangible assets are no longer amortized and are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than its carrying value.
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

No goodwill impairment loss was recorded in 2009 or 2008. For 2009 and 2008, the Company performed the step one fair value comparison as of October 1, 2009 and October 1, 2008. At both dates the Company’s market capitalization exceeded its carrying value. At December 31, 2009, the Company’s market capitalization exceeded its carrying value, as compared to December 31, 2008, when the Company’s market capitalization fell below its carrying value. The Company also includes a reasonable control premium to its market capitalization to determine a reasonable fair value, which exceeded the Company’s carrying value for both years. The Company believes that its market capitalization alone does not fully capture the fair value of its business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of the Company. As such, as a method of determining fair value, the Company believes that including a control premium, supported by transaction data in its industry, to its market capitalization would give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company.
The Company reviews fair value and goodwill impairment on a quarterly basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, changes in its results of operations and changes in its forecasts or market expectation relating to future results. The Company’s stock price reached its 2009 high market capitalization on September 23, 2009. The Company will continue to monitor its goodwill for impairment.
Product Warranties
The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends and costs, and the volume of product returns during the warranty period.
Share Based Compensation
The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company grants to employees, directors and contractors, restricted stock and/or options to purchase common stock at an option price equal to the market value of the stock at the date of grant.  The Company follows FASB ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”), for all share-based compensation that was not vested as of January 1, 2006. The Company adopted ASC 718 using a modified prospective application, as permitted under ASC 718. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The Company used the Black-Scholes and Lattice option pricing models which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions apply to new stock options and stock options outstanding, but not yet vested, on the date of the Company adoption. Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations for the fiscal 2009, 2008 and 2007 periods.
Income Taxes
The Company follows the liability method under FASB Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2009 and 2008 as it is more likely than not that the deferred tax asset will not be realized.
The Company adopted ASC 740-10 accounting for uncertainty in income taxes on January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, disclosure and transition. The adoption of the position did not have an impact on the Company’s financial statements.
Year Ended December 31, 2009 compared to Year Ended December 31, 2008
Revenue. Revenue for the year ended December 31, 2009 was $28,109,265 compared with revenue of $37,491,548 for the year ended December 31, 2008, for a decrease of $9,382,283 or 25.0%. The decrease in revenue is due primarily to the decrease in digital and MRI CAD and film-based revenue partially offset by a slight increase in service and supply revenue.
The Company’s digital and MRI CAD revenue for the year ended December 31, 2009 decreased $8,446,002 or 31.6%, to $18,289,780 compared to revenue of $26,735,782 in 2008. This decrease is due primarily to the softening demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology for the detection of breast cancer. The Company believes that the softening of the digital mammography market is temporary due to current economic conditions and deferred hospital spending, as nearly 40% of the U.S. market has not yet converted to digital technology.

Revenue from iCAD’s film based products for the year ended December 31, 2009 decreased 22.1% to $5,795,703 compared to $7,436,529 in 2008. This decrease is largely due to the softening demand for FFDM systems primarily due to current economic conditions and deferred hospital spending. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading with current mammography exams. The TotalLook MammoAdvantage product is typically sold as sites are preparing to go digital. The Company believes that the demand for the TotalLook MammoAdvantage will grow as the economy and hospital spending improves and the ongoing transition to digital mammography continues.
Service and supply revenue for the year ended December 31, 2009 increased 21.2% to $4,023,782 compared to $3,319,237 in 2008. The increase in the Company’s service and supply revenue is due primarily to increased service contract revenue on the Company’s growing installed base of products as customers migrate from warranty to service contracts. Service contract revenue represented 91% and 88% of the Company’s total service and supply revenue for 2009 and 2008, respectively.
The table below presents the revenue attributable to different product and service, in 2009 and 2008:

	2009	2008	Change	% Change
Digital & MRI CAD revenue	$18,289,780	$26,735,782	$(8,446,002)	-31.6%
Film based revenue	5,795,703	7,436,529	(1,640,826)	-22.1%
Service & supply revenue	4,023,782	3,319,237	704,545	21.2%

Total revenue	$28,109,265	$37,491,548	$(9,382,283)	-25.0%

Gross Margin. Gross margin increased slightly to 83.6% for the year ended December 31, 2009 compared to 83.5% for the year ended December 31, 2008. The increase in gross margin is primarily attributable to cost reduction efforts and the realization of some average selling price increases and component cost reductions.
Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2009 increased by $95,812 or 1.3%, from $7,121,334 in 2008 to $7,217,146 in 2009. The increase in engineering and product development costs was primarily due to an increase in personnel and related costs of $87,000 resulting from staff increases from the acquisition of the assets of CAD Sciences and staff increases in the quality and regulatory function, $295,000 in amortization expense relating to the acquisition of assets of CAD Sciences in the third quarter of 2008, $175,000 in consulting and license fees and $55,000 from a combination of stock-based compensation and legal expenses. These expenses were partially offset by a decrease of $161,000 in bonus accrual, $160,000 in subcontracting costs primarily related to the clinical trial for the Company’s CT colon product, decreases of $100,000 in rent and various administrative expenses and $95,000 in travel expenses.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2009 decreased by $924,191 or 7.7%, from $11,961,907 in 2008 to $11,037,716 in 2009. The decrease in marketing and sales expense was primarily due to the decreases of $786,000 in sales commissions due to the decrease in revenue, $334,000 in marketing agency fees, consulting, subcontracted services, advertising and promotional expenses, $177,000 in travel expenses and $155,000 in bonus expense. In addition, during 2009 the Company recorded decreases in depreciation due to fully depreciated assets, freight and various expenses totaling $236,000. These decreases were partially offset by an increase of $682,000 in compensation and personnel related costs, and $82,000 in stock-based compensation expense.
General and Administrative. General and administrative expenses for the year ended December 31, 2009 decreased by $112,903 or 1.5%, from $7,466,488 in 2008 to $7,353,585 in 2009. The decrease in general and administrative expenses for the year ended December 31, 2009 was primarily due to the decreases in bonus expense of $222,000, amortization expense of $63,000 due to fully amortized patents, and decreases in professional services and various administrative expenses totaling $370,000. These decreases were partially offset by an increase of $486,000 in legal and professional fees associated with a potential acquisition that was not consummated. In addition, the Company recorded increases in personnel and related expenses, including stock-based compensation expense, totaling $57,000.
Other (Income) Expense Net. Net interest income for the year ended December 31, 2009 was $109,772 compared to interest expense of $174,600 in 2008. The decrease in interest expense in 2009 was due primarily to the payment and conversion of the Company’s outstanding convertible loans during the second and third quarters of 2008 and an increase in interest income generated from the Company’s increased cash balance and associated interest earned from its money market accounts.
Provision (Benefit) for Income Taxes. The benefit from income taxes for the year ended December 31, 2009 amounted to $43,570, compared to an income tax provision of $235,000 in 2008. The current year benefit was primarily due to a refundable R&D credit allowance.
Net Income/(Loss). As a result of the foregoing, the Company recorded a net loss of ($1,967,624) or ($0.04) per basic and diluted share for the year ended December 31, 2009 on revenue of $28,109,265, compared to net income of $4,356,189 or $0.10 per basic and diluted share on revenue of $37,491,548 for the year ended December 31, 2008.
Backlog. The Company’s product backlog (excluding service and supplies) was approximately $958,000 at December 31, 2009, as compared to $1,137,000 on the corresponding date in 2008 and $663,000 at September 30, 2009. The Company expects that the majority of the backlog at December 31, 2009 will be shipped within the 2010 fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007
Revenue. Revenue for the year ended December 31, 2008 was $37,491,548 compared with revenue of $26,612,412 for the year ended December 31, 2007 for an increase of $10,879,136 or 40.9%. In 2008 sales of iCAD’s digital CAD solutions increased $10,306,332 or 62.7% to $26,735,782 compared to sales of $16,429,450 in 2007. This increase was due primarily to the release, early in the second quarter of 2008, of the Company’s SecondLook® Digital CAD for sale with Fujifilm Computed Radiography for Mammography (“FCRm”) systems, of approximately $7,063,325, as well as an increase in business from the Company’s other OEM customers due to the continued increased global demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology for the detection of breast cancer.
In April 2008 the Company announced that its SecondLook Digital CAD system for mammography received approval from the FDA for sale with Fuji’s FCRm system. SecondLook Digital for FCRm was the first CAD product approved and available in the U.S. for use with computer radiography.
Revenue from iCAD’s film based product increased 9.9% or $667,683 for the year ended December 31, 2008, to $7,436,529 in 2008 compared to $6,768,846 in 2007. While the transition to digital technology had a significant positive impact on overall performance, the film based products were a mature product line. However, film based product revenue benefited from demand for the Company’s TotalLook Mammo Advantage product that is used for digitizing film based prior mammography exams for comparative reading with current mammography exams. In addition, a new version of the Company’s TotalLook product, the TotalLook Mammo Advantage, was introduced late in the first quarter of 2008 and the Company received favorable customer response to this product.
Service and supply revenue decreased 2.8% for the year ended December 31, 2008, to $3,319,237 compared to $3,414,116 in 2007. The decrease in the Company’s service revenue in 2008 was due primarily to a reduction in time and material billings for repair services and related parts sales due in part to certain of its older film based analog products no longer being supported, offset by increased service contract revenue on the Company’s digital and TotalLook products.
The table below presents the revenue attributable to different product and service, in 2008 and 2007:

	For the year ended December 31,
	2008	2007	Change	% Change
Digital revenue	$26,735,782	$16,429,450	$10,306,332	62.7%
Film based revenue	7,436,529	6,768,846	667,683	9.9%
Service & supply revenue	3,319,237	3,414,116	(94,879)	-2.8%

Total revenue	$37,491,548	$26,612,412	$10,879,136	40.9%

Gross Margin. Gross margin increased to 83.5% for the year ended December 31, 2008 compared to 80.2% for the year ended December 31, 2007. The increase in gross margin was primarily attributable to increased volume of the Company’s digital products which had a higher gross margin than its film based products which include more hardware components and the realization of some average selling price increases and some component cost reductions.

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
Marketing and Sales. Marketing and sales expense for the year ended December 31, 2008 increased by $1,181,603 or 11.0%, from $10,780,304 in 2007 to $11,961,907 in 2008. The increase in marketing and sales expense primarily resulted from an increase in personnel and related costs of $810,000, increased sales commissions due to increased revenue of $515,000, increased advertising, trade show and travel expenses of $348,000, rebranding cost associated with its new MRI CAD products of $202,000 and stock based compensation of $82,000, which were offset by decreases in consulting and subcontracted services of $451,000, warranty related costs of $200,000 and freight and depreciation expenses totaling $105,000.
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
Other (Income) Expense Net. Net interest expense for the year ended December 31, 2008 decreased from $434,729 in 2007 to $174,600 in 2008. The decrease was due primarily to the conversion of the Company’s outstanding convertible loans during the second and third quarters of 2008 and the decrease in the interest rate on the Company’s Prior Loan Agreement with its former Chairman which bore interest at the prime rate plus 1%. The interest rate decreased from approximately 9.25% in 2007 to approximately 6.25% in 2008.
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

Backlog. The Company’s product backlog (excluding service and supplies) was approximately $1,137,000 at December 31, 2008 as compared to $1,869,000 on the corresponding date in 2007 and $1,019,000 at September 30, 2008. The Company expected that the majority of the backlog at December 31, 2008 would be shipped within the 2009 fiscal year.
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
Working capital increased by $1,945,527 to $15,700,564 at December 31, 2009 from $13,755,037 at December 31, 2008. The ratio of current assets to current liabilities at December 31, 2009 and 2008 was 3.3 and 3.0, respectively. The increase in working capital is primarily due to the increase in cash generated from operations.
Net cash provided by operating activities for the year ended December 31, 2009 was $3,442,860 compared to net cash provided of $9,777,931 for the same period in 2008. The cash provided by operating activities for the year ended December 31, 2009 resulted from the net loss of $1,967,624, decreases in accounts receivable, inventory and other current assets totaling $1,289,879 and an increase in deferred revenue of $1,559,255, plus non-cash items including, depreciation and amortization of $1,921,207 and stock based compensation of $1,993,935, partially offset by a decrease in accounts payable of $823,535 and accrued expenses of $530,257.
The net cash used for investing activities for the year ended December 31, 2009 was $311,468 which consisted of additions to patents, technology and other assets of $137,944 and property and equipment of $173,524, compared to $2,620,941 for the comparable period in 2008 which consisted of additions to patents, technology and other assets of $38,839 and property and equipment of $582,102 and $2,000,000 for the acquisition of assets of CAD Sciences.

Net cash provided by financing activities for the year ended December 31, 2009 was $924 consisting of $23,494 due to cash received from the issuance of common stock relating to the exercise of stock options, partially offset by $22,570 relating to taxes paid at restricted stock issuance, compared to $1,609,996 for the same period in 2008, which consisted of $1,868,902 in cash received from the issuance of common stock relating to the exercise of stock options, partially offset by the payment of convertible notes payable in the amount of $258,906.
The following table summarizes as of December 31, 2009, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

	Payments due by period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	5+ years

Lease Obligations*	$688,873	$468,553	$220,320	$—	$—

Total Contractual Obligations	$688,873	$468,553	$220,320	$—	$—

*	The Company’s lease obligations is shown net of sublease amounts.
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
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements - consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”, (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have any impact on the Company’s financial position, results of operations or cash flows.
Effective June 30, 2009, the Company adopted the FASB guidance now codified as FASB ASC Topic 855-10 “Subsequent Events” (“ASC 855-10”). This topic is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855-10 did not have any impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the Company adopted guidance now codified as FASB Topic 820-10-65, “Fair Value Measurements and Disclosures – Overall – Implementation and Guidance and Illustrations” (“ASC 820-10-65”). ASC 820-10-65 provides guidelines for making fair value measurements more consistent. ASC 820-10-65 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures. ASC 820-10-65 was effective for all periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have any impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments” (“ASC 825”), which amends previous topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825 is effective for all reporting periods ending after June 15, 2009. The adoption of ASC 825 did not have any impact on the Company’s financial position, results of operations or cash flows.
Effective January 1, 2009, pursuant to the requirements of FASB ASC 820, the Company adopted the provisions of topic ASC 820-10, “Fair Value Measurements and Disclosures – Overall” (“ASC 820-10”), with respect to all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. These include goodwill and other non-amortizable intangible assets. The adoption of ASC 820-10 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 350-30-35, “Intangibles – Goodwill and Other” (“ASC 350-30-35”). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of ASC 350-30-35 did not have any impact on the Company’s financial position, results of operations or cash flows.
Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 805 “Business Combinations”, (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 8. Financial Statements and Supplementary Data.
See Financial Statements and Schedule attached hereto.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective.

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
Management’s Report on Internal Control Over Financial Reporting.
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, is responsible for the preparation and integrity of the Company’s Consolidated Financial Statements, establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) for the Company and all related information appearing in this Annual Report on Form 10-K.
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
The Company employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management of the Company has assessed the Company’s internal control over financial reporting to be effective as of December 31, 2009.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.
The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2009, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following information includes information each director and executive officer has given us about his or her age, all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to iCAD and our Board.
Information about the number of shares of common stock beneficially owned by each director appears below under the heading “Security Ownership of Certain Beneficial Owners and Management.” There are no family relationships among any of the directors and executive officers of iCAD.

			Director/Officer
Name	Age	Position with iCAD	Since

Dr. Lawrence Howard	57	Chairman of the Board, and Director	2006
Kenneth Ferry	56	President, Chief Executive Officer, and Director	2006
Darlene Deptula-Hicks	52	Executive Vice President of Finance, Chief Financial Officer and Treasurer and Secretary	2006
Jeffrey Barnes	48	Executive Vice President of Global Commercial Operations	2006
Stacey Stevens	42	Senior Vice President of Marketing and Strategy	2006
Jonathan Go	47	Senior Vice President of Research and Development	2006
Rachel Brem, MD	51	Director	2004
Anthony Ecock	48	Director	2008
Steven Rappaport	61	Director	2006
Maha Sallam, PhD	43	Director and Assistant Secretary	2002
Elliot Sussman, MD	58	Director	2002

The Company’s Certificate of Incorporation provides for the annual election of all of its directors. The Board elects officers on an annual basis and our officers generally serve until their successors are duly elected and qualified.
Dr. Lawrence Howard was appointed Chairman of the Board in 2007 and has been a director of the Company since November 2006. Dr. Howard has been, since March 1997, a general partner of Hudson Ventures, L.P. (formerly known as Hudson Partners, L.P.), a limited partnership that is the general partner of Hudson Venture Partners, L.P. (“HVP”), a limited partnership that is qualified as a small business investment company. Since March 1997, Dr. Howard has also been a managing member of Hudson Management Associates LLC, a limited liability company that provides management services to HVP. Since November 2000, Dr. Howard has been a General Partner of Hudson Venture Partners II, and a limited partner of Hudson Venture II, L.P. He was a founder and has been since November 1987, and continues to be, a director of Presstek, Inc. (“Presstek”), a public company which has developed proprietary imaging and consumables technologies for the printing and graphic arts industries, and served in various officer positions at Presstek from October 1987 to June 1993, lastly as its Chief Executive Officer. We believe Dr. Howard’s qualifications to serve on our Board of Directors include his financial expertise and his understanding of our products and market.
Kenneth Ferry has served as the Company’s President and Chief Executive Officer since May 2006. He has over 25 years of experience in the healthcare technology field, with more than 10 years experience in senior management positions. Prior to joining the Company, from October 2003 to May 2006, Mr. Ferry was Senior Vice President and General Manager for the Global Patient Monitoring business for Philips Medical Systems, a leader in the medical imaging and patient monitoring systems business. In this role he was responsible for Research & Development, Marketing, Business Development, Supply Chain and Manufacturing, Quality and Regulatory, Finance and Human Resources. From September 2001 to October 2003, Mr. Ferry served as a Senior Vice President in the North America Field Organization of Philips Medical Systems. From 1983 to 2001, Mr. Ferry served in a number of management positions with Hewlett Packard Company, a global provider of products, technologies, software solutions and services to individual consumers and businesses and Agilent Technologies, Inc., a provider of core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. We believe Mr. Ferry’s qualifications to serve on our Board of Directors include his global executive leadership skills and significant experience as an executive in the healthcare industry.

Darlene Deptula-Hicks has served as the Company’s Executive Vice President of Finance and Chief Financial Officer and Treasurer since September 2006. She has more than 25 years experience in financial management within the medical device and high technology industries. Prior to joining the Company, from January 2002 to February 2006, Ms. Deptula-Hicks served as Executive Vice President and Chief Financial Officer and Treasurer of ONI Medical Systems, Inc., a venture capital-backed designer and manufacturer of high-field diagnostic imaging systems. From 1998 to 2001, Ms. Deptula-Hicks was Executive Vice President and Chief Financial Officer and Treasurer of Implant Sciences Corporation, an early stage medical device company that had its initial public offering (“IPO”) in June of 1999. Ms. Deptula-Hicks led the pre-IPO and post-IPO activities for the company. Ms. Deptula-Hicks has also held various senior financial and accounting positions at Abiomed, Incorporated; GCA Corporation; Edwards High Vacuum International and Puritan Bennett Corporation. Ms. Deptula-Hicks also currently serves on the Board of Directors and as Chair of the Audit Committee of USfalcon, Inc., a private information technology and professional services company serving military, federal and commercial customers worldwide. Ms. Deptula-Hicks previously served on the Board of Directors and as Chair of the Audit Committees of IMCOR Pharmaceutical Company, a public biotech company and Technest Holdings, Inc. a public defense and homeland security company. Ms. Deptula-Hicks received her Bachelor of Science degree in Accounting from Southern New Hampshire University and her MBA degree from Rivier College.
Jeffrey Barnes was promoted to Executive Vice President of Global Commercial Operations of the Company in October 2009. Previous to that he served as the Company’s Senior Vice President of Sales since May 2006. As Executive Vice President of Commercial Operations, Mr. Barnes leads iCAD’s Global Sales and Service Operations. For the 17 years prior to joining the Company, Mr. Barnes served in a variety of sales and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems). From November 2002 to May 2006, he was Vice President Sales and National Sales Manager for Cardiac Resuscitation Solutions at Philips Medical Systems, where he worked closely with iCAD’s Chief Executive Officer, Kenneth Ferry. Mr. Barnes was responsible for sales and service operations at Philips’ market-leading defibrillation field organization. From May 2000 to November 2002, Mr. Barnes served as Vice President of Marketing, Americas, for the Cardiac and Monitoring Systems unit of Hewlett-Packard/Agilent and Philips Medical Systems. He was responsible for all marketing activities and certain direct sales activities for the North and South American field operation. Mr. Barnes earned a Bachelor of Arts degree in Economics from St. Lawrence University and an MBA degree from New York University’s Leonard N. Stern School of Business.
Stacey Stevens has served as the Company’s Senior Vice President of Marketing and Strategy since June 2006. During the past 20 years, Ms. Stevens has served in a variety of sales, business development, and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard’s Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems). From February 2005 until joining the Company she was Vice President, Marketing Planning at Philips Medical Systems, where she was responsible for the leadership of all global marketing planning functions for Philips’ Healthcare Business. From 2003 to January 2005, she was Vice President of Marketing for the Cardiac and Monitoring Systems Business Unit of Philips where she was responsible for all marketing and certain direct sales activities for the America’s Field Operation. Prior to that, Ms. Stevens held several key marketing management positions in the Ultrasound Business Unit of Hewlett-Packard/Agilent and Philips Medical Systems. Ms. Stevens earned a Bachelor of Arts Degree in Political Science from the University of New Hampshire, and an MBA from Boston University’s Graduate School of Management.

Jonathan Go has served as the Company’s Senior Vice President of Research and Development since October 2006. Mr. Go brings more than twenty years of software development experience in the medical industry to his position with the Company. From February 1998 to May 2006, Mr. Go served as Vice President of Engineering at Merge eMed Inc., a provider of Radiology Information System and Picture Archiving and Communication Systems solutions for imaging centers, specialty practices and hospitals. At Merge eMed, Mr. Go was responsible for software development, product management, testing, system integration and technical support for all of eMed’s products. From July 1986 to January 1998, Mr. Go held various development roles at Cedara Software Corp. in Toronto culminating as Director of Engineering. Cedara Software is focused on the development of custom engineered software applications and development tools for medical imaging manufacturers. At Cedara Mr. Go built the workstation program, developing multiple specialty workstations that have been adopted by a large number of partners. Mr. Go earned a Bachelor of Science in Electrical Engineering from the University of Michigan and a Masters of Science in Electrical Engineering and Biomedical Engineering from the University of Michigan.
Dr. Rachel Brem is currently the Professor and Vice Chairman in the Department of Radiology at The George Washington University Medical Center and Associate Director of the George Washington Cancer Institute. Dr. Brem has been at the George Washington University since 2000. From 1991 to 1999 Dr. Brem was at the John Hopkins Medical Institution where she introduced image guided minimally invasive surgery and previously was the Director of Breast Imaging. Dr. Brem is a nationally and internationally recognized expert in new technologies for the improved diagnosis of breast cancer and has published over 80 manuscripts. We believe Dr. Brem’s qualifications to serve on our Board of Directors include her expertise in the medical field specifically the diagnosis of breast cancer as well as her understanding of our products and market.
Anthony Ecock has led the Resources Group at the private equity investment firm, Welsh, Carson, Anderson & Stowe (“WCAS”), since 2007. Mr. Ecock has over 10 years of experience in the healthcare technology field. At WCAS, Mr. Ecock leads a team that is responsible for helping portfolio companies identify and implement growth, earnings and cash flow improvement opportunities. Before joining WCAS, he served as Vice President and General Manager of General Electric Healthcare’s Enterprise Sales organization, from 2003 to 2007. From 1999 to 2003 he served as General Manager of Hewlett Packard’s Patient Monitoring Division, which was subsequently spun off as part of Agilent Technologies and was then sold to Koninklijke Philips Electronics, N.V., where Mr. Ecock was named a Senior Vice President. Prior to that, Mr. Ecock worked at the consulting firm of Bain & Company for 12 years where he was a Partner, Practice Leader for Information Technology and Program Director for Consultant Training. We believe Mr. Ecock’s qualifications to serve on our Board of Directors include his financial expertise and his years of experience in the healthcare market.

Steven Rappaport has been a partner of RZ Capital, LLC since July 2002, a private investment firm that also provides administrative services for a limited number of clients. From March 1995 to July 2002, Mr. Rappaport was Director, President and Principal of Loanet, Inc., an online real-time accounting service used by brokers and institutions to support domestic and international securities borrowing and lending activities. Loanet, Inc. was acquired by SunGard Data Systems in May 2001. From March 1992 to December 1994, Mr. Rappaport was Executive Vice President of Metallurg, Inc. (“Metallurg”), a producer and seller of high quality specialty metals and alloys, and President of Metallurg’s subsidiary, Shieldalloy Corporation. He served as Director of Metallurg from 1985 to 1998. From March 1987 to March 1992, Mr. Rappaport was Director, Executive Vice President and Secretary of Telerate, Inc. (“Telerate”), an electronic distributor of financial information. Telerate was acquired by Dow Jones over a number of years commencing in 1985 and culminating in January 1990, when it became a wholly-owned subsidiary. Mr. Rappaport practiced corporate and tax law at the New York law firm of Hartman & Craven from August 1974 to March 1987. He became a partner in the firm in 1979. Mr. Rappaport is currently serving as an independent director of Presstek and a number of open and closed end American Stock Exchange funds of which Credit Suisse serves as the investment adviser and a number of closed end mutual funds of which Aberdeen Investment Trust serves as the adviser. In addition, Mr. Rappaport serves as a director of several privately owned businesses and a few not for profit organizations. We believe Mr. Rappaport’s qualifications to serve on our Board of Directors include his extensive financial and legal expertise combined with his experience as an executive officer, partner and director.
Maha Sallam, PhD, is President and Director of VuEssence, Inc., a development stage medical device company focused on neuro-imaging applications. Dr. Sallam was a Vice President of iCAD from July 2002 until September 2009.   From 1997 until the Company’s acquisition of Intelligent Systems Software, Inc. (“ISSI”) in July 2002, Dr. Sallam served as Director and as President then Executive Vice President of Regulatory Affairs and Clinical Testing at ISSI, and was one of ISSI’s founders. Dr. Sallam served iCAD as Vice President of Regulatory Affairs until 2003. Subsequently, she was responsible for the Company’s Advocacy and Research Grants program. In 2005, Dr. Sallam took responsibility for new product initiatives in the Computed Tomography (CT) area and led the Company’s CT Colonography CAD program until September of 2009. Dr. Sallam holds a Ph.D. in Computer Engineering from the University of South Florida and she has over 18 years of research and medical device industry experience. We believe Dr. Sallam’s qualifications to serve on our Board of Directors include her years of experience in regulatory matters in the healthcare industry, her knowledge and understanding of our products and market, including as the founder of ISSI, and formerly as our Vice President for several years.
Dr. Elliot Sussman is currently President and Chief Executive Officer of Lehigh Valley Health Network, a position he has held since 1993. Dr. Sussman is the Leonard Parker Pool Professor of Health Systems Management and Professor of Medicine at the University of South Florida College of Medicine. Dr. Sussman served as a Fellow in General Medicine and a Robert Wood Johnson Clinical Scholar at the University of Pennsylvania, and trained as a resident at the Hospital of the University of Pennsylvania. Dr. Sussman is a director and the Chairperson of the compensation committee of the Board of Directors of Universal Health Realty Income Trust, a public company involved in real estate investment trust primarily engaged in investing in healthcare and human service-related facilities. We believe Dr. Sussman’s qualifications to serve on our Board of Directors include his experience as a CEO of a leading healthcare network, combined with his medical background and his understanding of our products and market.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires certain of our officers and our directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2009, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with, except for Maha Sallam who filed a late Form 4 with respect to the forfeiture of restricted shares of the Company’s common stock made on September 30, 2009.
Code of Ethics
We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:
iCAD, Inc.
98 Spit Brook Road, Suite 100
Nashua, NH 03062
Attention: Corporate Secretary
Item 11. Executive Compensation.
The following table provides information on the compensation provided by us during fiscal years 2009 and 2008 to (i) those persons who served in the capacity as our Chief Executive Officer, and (ii) the two most highly compensated executive officers other than the Chief Executive Officer, who served in such capacity during 2009 and at the end of 2009 whose total compensation exceeded $100,000 (collectively the Named Executive Officers).

SUMMARY COMPENSATION TABLE

					Non-Equity
				Stock	Incentive Plan	All Other
			Bonus	Awards	Compensation	Compensation
		Salary	(1)	(2)	(3)	(4)	Total
Name and Principal Position	Year	$	$	$	$	$	$
Kenneth Ferry President, Chief Executive Officer	2009	356,314	120,000	—	—	29,536	505,849
	2008	341,892	93,325	584,000	136,675	24,663	1,180,555

Darlene Deptula-Hicks Executive Vice President of Finance, Chief Financial Officer	2009	235,869	60,000	—	—	18,000	313,869
	2008	228,481	34,200	219,000	65,800	15,231	562,712

Jeffrey Barnes Executive Vice President of Global Commercial Operations	2009	215,796	85,000	200,000	—	18,000	518,796
	2008	208,481	37,865	219,000	62,135	15,231	542,712

(1)
Represents discretionary bonuses earned for 2008 and 2009 paid in 2009 and 2010, respectively, that were awarded to the Named Executive Officers in lieu of or in addition to any incentive bonus to which they were otherwise entitled to under the terms of their respective employment agreements.

(2)
The amounts included in the “Stock Awards” column represents the grant date fair value of the restricted stock awards granted to the Named Executive Officers, computed in accordance with FASB ASC Topic 718.

(3)
Represents performance-based cash incentive bonuses paid in 2009 that were earned in 2008 under the Named Executive Officers respective employment agreements. The 2008 performance target for Messrs. Ferry and Barnes and Ms. Deptula-Hicks was the Company’s achievement of approximately $7.6 million of pretax profit before FAS123R expense, which represents 90% of the targeted pretax profit before FAS123R expense established by the Board of Directors. In addition, the 2008 performance target for Mr. Barnes was the Company’s achievement of approximately $37.5 million of revenue, which represents 93% of the targeted revenue established by the Board of Directors. For the year ended December 31, 2008, Messrs. Ferry and Barnes and Ms. Deptula-Hicks received cash bonuses of $136,675, $62,135 and $65,800, respectively, pursuant to their employment agreements. With respect to the year ended December 31, 2009, no performance-based cash incentive bonuses were paid to Messrs. Ferry and Barnes and Ms. Deptula-Hicks as the Company did not achieve the revenue and pretax profit before FAS123R expense targets of $32.5 million and $1.3 million, respectively, established by the Board of Directors. In lieu of performance-based cash incentive bonuses Messrs. Ferry and Barnes and Ms. Deptula-Hicks were paid discretionary bonuses as outlined in footnote 1.

(4)
The amounts shown in the “All Other Compensation” column for Mr. Ferry consists of an automobile allowance of $26,400, and $22,523 for 2009 and 2008, respectively, and $3,136 and $2,140 of life insurance premiums paid by us each year. For the other Named Executive Officers the amounts represent payments of an automobile allowance.

Narrative Disclosure to Summary Compensation Table
Employment Contracts for our Named Executive Officers
In June 2008 we entered into the following employment agreements with our Named Executive Officers and their compensation is determined, in part, based upon these employment agreements.

Mr. Kenneth Ferry, our President and Chief Executive Officer. On June 25, 2008, we entered into a new employment agreement, as of June 1, 2008, with Mr. Ferry. This agreement replaced and superseded the previous employment agreement entered into between us and Mr. Ferry in May 2006. Mr. Ferry’s employment agreement provides for his employment as our Chief Executive Officer and President for an initial term through December 31, 2012, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $355,000 with such increases as determined by the Board. Mr. Ferry is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance. The agreement also provides for his eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 55% of his base salary if we achieve goals and objectives determined by the Board. Mr. Ferry will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.
The employment agreement provides that if his employment is terminated without “cause” or if he terminates his employment for “good reason,” Mr. Ferry will receive an amount equal to his base salary then in effect for one (1) year plus the pro rata portion of any incentive bonus earned in any employment year through the date of his termination. In the event that within six months of a “change in control”, either (i) Mr. Ferry is terminated by the Company without “cause” or (ii) he terminates his agreement for “good reason,” as all such terms are defined in the employment agreement, he will be entitled to receive his base salary then in effect for two (2) years from the date of termination plus any incentive bonus which otherwise would have been payable to him for any employment year in which the date of his termination occurred.
Pursuant to his agreement, Mr. Ferry was also granted, in 2008, a restricted stock award of 100,000 shares of Common Stock. The restricted stock award vested as to 33,334 shares on May 31, 2009 with an additional 33,333 shares vesting on May 31, 2010 and the remaining 33,333 shares vesting on May 31, 2011. The unvested portion of the award will automatically vest if Mr. Ferry’s employment is terminated without cause or for good reason within six (6) months of a change in control.
On March 1, 2010, the Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, increased Mr. Ferry’s annual base salary to $370,000 and awarded him 150,000 shares of restricted common stock. The new restricted stock award will vest in three equal annual installments with the first installment vesting on March 1, 2011.
Ms. Darlene Deptula-Hicks, our Executive Vice President of Finance and Chief Financial Officer. On June 25, 2008, we entered into a new employment agreement, as of June 1, 2008, with Ms. Deptula-Hicks. This agreement replaced and superseded the previous employment agreement entered into between us and Ms. Deptula-Hicks in September 2006. Ms. Deptula-Hicks’s employment agreement provides for her employment as our Executive Vice President of Finance and Chief Financial Officer for an initial term through December 31, 2011, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $235,000 with such increases as determined by the Board. Ms. Deptula-Hicks is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance. The agreement also provides for her eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 40% of her base salary if we achieve goals and objectives determined by the Board. Ms. Deptula-Hicks will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to her by the Board.

The employment agreement provides that if her employment is terminated without “cause” or if she terminates her employment for “good reason,” Ms. Deptula-Hicks will receive an amount equal to her base salary then in effect for one (1) year plus the pro rata portion of any incentive bonus earned in any employment year through the date of her termination. In the event that within six months of a “change in control”, either (i) Ms. Deptula-Hicks is terminated by the Company without “cause” or (ii) she terminates her agreement for “good reason,” as all such terms are defined in the employment agreement, she will be entitled to receive her base salary then in effect for one (1) year from the date of termination plus any incentive bonus which otherwise would have been payable to her for any employment year in which the date of her termination occurred.
Pursuant to her agreement, Ms. Deptula-Hicks was also granted, in 2008, a restricted stock award of 37,500 shares of Common Stock. The restricted stock award vested as to 12,500 shares on May 31, 2009 with an additional 12,500 shares vesting on May 31, 2010 and the remaining 12,500 shares vesting on May 31, 2011. The unvested portion of the award will automatically vest if Ms. Deptula-Hicks’s employment is terminated without cause or for good reason within six (6) months of a change in control.
On March 1, 2010, the Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, increased Ms. Deptula-Hicks’s annual base salary to $245,000 and awarded her 50,000 shares of restricted common stock. The new restricted stock award will vest in three equal annual installments with the first installment vesting on March 1, 2011.
Mr. Jeffrey Barnes, our Executive Vice President of Global Commercial Operations. On June 25, 2008, we entered into a new employment agreement, as of June 1, 2008, with Mr. Barnes. This agreement replaced and superseded the previous employment agreement entered into between us and Mr. Barnes in May 2006. Mr. Barnes’s employment agreement provides for his employment for an initial term through December 31, 2011, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $215,000 with such increases as determined by the Board. Mr. Barnes is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance. The agreement also provides for his eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 40% of his base salary if we achieve goals and objectives determined by the Board. Mr. Barnes will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.

The employment agreement provides that if his employment is terminated without “cause” or if he terminates his employment for “good reason,” Mr. Barnes will receive an amount equal to his base salary then in effect for one (1) year plus the pro rata portion of any incentive bonus earned in any employment year through the date of his termination. In the event that within six months of a “change in control”, either (i) Mr. Barnes is terminated by the Company without “cause” or (ii) he terminates his agreement for “good reason,” as all such terms are defined in the employment agreement, he will be entitled to receive his base salary then in effect for one (1) year from the date of termination plus any incentive bonus which otherwise would have been payable to him for any employment year in which the date of his termination occurred.
Pursuant to his agreement, Mr. Barnes was also granted, in 2008, a restricted stock award of 37,500 shares of Common Stock. The restricted stock award vested as to 12,500 shares on May 31, 2009 with an additional 12,500 shares vesting on May 31, 2010 and the remaining 12,500 shares vesting on May 31, 2011. The unvested portion of the award will automatically vest if Mr. Barnes’s employment is terminated without cause or for good reason within six (6) months of a change in control.
On October 13, 2009, Mr. Barnes was promoted from the position of Senior Vice President of Sales to the position of Executive Vice President of Global Commercial Operations of the Company. The Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, approved the following: (i) two cash bonuses of $50,000, with the first $50,000 to be paid to Mr. Barnes on October 15, 2009 and the second $50,000 cash bonus to be paid to Mr. Barnes on April 15, 2010, provided, however, that if Mr. Barnes’ employment with the Company is terminated prior to the date that is six months after the payment of the first cash bonus or the second cash bonus, as the case may be (other than a termination by the Company without cause or due to Mr. Barnes’ death or disability), he will be required to repay to the Company the first cash bonus or the second cash bonus, as the case may be; and (ii) an award under of 100,000 shares of the Company’s common stock which will vest in three equal annual installments with the first installment vesting on October 11, 2010.
On March 1, 2010, the Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, increased Mr. Barnes’s annual base salary to $225,000 and awarded him 45,000 shares of restricted common stock. The new restricted stock award will vest in three equal annual installments with the first installment vesting on March 1, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information regarding stock options and restricted stock held by each of the Named Executive Officers at December 31, 2009.

	Option Awards						Stock Awards
							Number of
	Number of		Number of				Shares of		Market Value
	Securities		Securities				Restricted		of Shares or
	Underlying		Underlying				Stock That		Units of Stock
	Unexercised		Unexercised		Option	Option	Have Not		That Have
	Options (#)		Options (#)		Exercise Price	Expiration	Vested		Not Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)
Kenneth Ferry	750,000	(1)	—		1.59	3/15/2011
	133,333	(2)	66,667	(2)	3.89	7/18/2012	66,667	(3)	101,334
							133,333	(4)	202,666
Darlene Deptula-Hicks	275,000	(1)	—		1.80	9/11/2011
	66,666	(2)	33,334	(2)	3.89	7/18/2012	16,667	(3)	25,334
							50,000	(4)	76,000
Jeffrey Barnes	225,000	(1)	—		1.59	3/15/2011
	66,666	(2)	33,334	(2)	3.89	7/18/2012	16,667	(3)	25,334
							50,000	(4)	76,000
							100,000	(5)	152,000

(1)
The foregoing options vested in five installments at various times between May 15, 2006 and October 23, 2009. The first installment vested on the grant date of the option, the second installment vested between 6 to 7 months following the grant date and the remaining three installments vested annually on or about the grant date of each option. Vesting of the options accelerated as to the shares to which the options become exercisable at the latest date (to the extent any such shares remain unvested at the time), upon the closing sale price of our common stock for a period of twenty (20) consecutive trading days exceeding (i) 200% of the exercise price of the per share of the options; (ii) 300% of the exercise price per share of the options or (iv) 400% of the exercise price per share of the options.

(2)	Each of these options vest in three equal annual installments with the first installment vesting on July 18, 2008.

(3)	Each of these restricted stock awards vest in three equal annual installments with the first installment vesting on July 18, 2008.

(4)	Each of these restricted stock awards vest in three equal annual installments with the first installment vesting on May 31, 2009.

(5)	Each of these restricted stock awards vest in three equal annual installments with the first installment vesting on October 11, 2010.
COMPENSATION OF DIRECTORS
Compensation of Directors is determined by the Board in conjunction with recommendations made by the Compensation Committee. The following is the 2009 compensation paid to those members of the Board who are not employed by us or any of our subsidiaries and were not employed by us or any of our subsidiaries at any time during 2009, our “Non-Employee Directors”.

DIRECTOR COMPENSATION

	Fees earned or	Option
	paid in cash (1)	Awards (2)	Total
Name (3)	($)	($)	($)
Dr. Lawrence Howard	43,000	7,905	50,905
Dr. Rachel Brem	—	33,634	33,634
Anthony Ecock	27,500	7,905	35,405
Steven Rappaport	—	42,218	42,218
Maha Sallam	5,750	2,085	7,835
Dr. Elliot Sussman	—	38,178	38,178

(1)	These amounts do not include fees that were earned but paid in options pursuant to the election by certain directors to receive options in lieu of cash fees.

(2)
The amounts included in the “Option Awards” column represents the grant date fair value of the stock option awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 5 to our consolidated financial statements. All options granted to directors in 2009 vested immediately. The amounts included options that were issued in lieu of cash fees pursuant to an election made by certain of the directors.

(3)
As of December 31, 2009, the aggregate number of unexercised stock options held by each person who was a Non-Employee director was as follows: Dr. Howard — 66,250; Dr. Brem — 204,882; Mr. Ecock — 47,500; Mr. Rappaport — 161,040; Dr. Sussman — 179,566.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding our Common Stock owned on March 1, 2010 by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our Common Stock (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all current executive officers and directors as a group. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 98 Spit Brook Road, Suite 100, Nashua, New Hampshire 03062.

		Number of Shares
Title	Name of	Beneficially		Percentage
of Class	Beneficial Owner	Owned (1) (2)		of Class
Common	Robert Howard	5,603,953	(3)	12.3%
Common	Kopp Investment Advisors	3,096,615	(4)	6.8%
Common	Dr. Lawrence Howard	1,738,353	(5)	3.8%
Common	Maha Sallam	1,301,471	(6)	2.8%
Common	Kenneth Ferry	1,371,333	(7)	2.9%
Common	Dr. Rachel Brem	220,325	(8)	*
Common	Anthony Ecock	51,250	(9)	*
Common	Steven Rappaport	383,714	(10)	*
Common	Dr. Elliot Sussman	312,610	(11)	*
Common	Jeffrey Barnes	340,092	(12)	*
Common	Darlene Deptula-Hicks	391,183	(13)	*
Common	All current executive officers and directors as a group (11 persons)	6,682,423	(14)	13.8%

*	Less than one percent

1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2010, upon (i) the exercise of options; (ii) vesting of restricted stock; (iii) warrants or rights; (iv) through the conversion of a security; (v) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (vi) pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 1, 2010, have been exercised.

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

4)
The information is derived from a Schedule 13G filed by Kopp Investment Advisors on January 19, 2010. According to the Schedule 13G the Schedule was being filed by Kopp Investment Advisors, LLC on behalf of it, its parent company, Kopp Holding Company, LLC (“Holding”) and LeRoy C. Kopp who controls Holding. The address of the reporting persons is 7701 France Avenue South, Suite 500, Edina, MN 55435.

5)
Includes options to purchase 25,000 shares of Common Stock at $2.82 per share, 3,750 shares at $3.50 per share, 3,750 shares at $3.90 per share, 3,750 shares at $2.91 per share, 3,750 shares at $2.00 per share, 3,750 shares at $2.73 per share, 3,750 shares at $2.90 per share, 3,750 shares at $2.78 per share, 3,750 shares at $1.39 per share, 3,750 shares at $1.01 per share, 3,750 shares at $1.22, 3,750 shares at $2.03 and 3,750 shares at 1.49 per share. Also includes 11,500 shares beneficially owed by Dr. Howard’s wife and 156,000 shares beneficially owned by Dr. Howard’s children.

6)	Includes options to purchase 3,750 shares of Common Stock at $1.49 per share and 183,625 shares beneficially owned by Dr. Sallam’s husband.

7)	Includes options to purchase 750,000 shares of Common Stock at $1.59 per share and 133,333 shares at $3.89 per share.

8)
Consists of options to purchase 45,000 shares of Common Stock at $3.35 per share, 25,000 shares at $2.82 per share, 9,111 shares at $3.50 per share, 7,854 shares at $3.90 per share, 8,860 shares at $2.91 per share, 12,040 shares at $2.00 per share, 9,813 shares at $2.73 per share, 11,297 shares at $2.90 per share, 9,220 shares at $2.78 per share, 14,990 shares at $1.39 per share, 20,454 shares at $1.01 per share, 18,564 shares at $1.22 per share, 12,679 shares at $2.03 and 15,443 shares at $1.49 per share.

9)
Consists of options to purchase 25,000 shares of Common Stock at $3.33 per share, 3,750 shares at $2.90 per share, 3,750 shares at $2.78 per share, 3,750 shares at $1.39 per share, 3,750 shares at $1.01 per share, 3,750 shares at $1.22 per share, 3,750 shares at $2.03 per share and 3,750 shares at $1.49 per share.

10)
Includes options to purchase 25,000 shares of Common Stock at $3.18 per share, 3,750 shares at $3.50 per share, 3,750 shares at $3.90 per share, 3,750 shares at $2.91 per share, 3,750 shares at $2.00 per share, 12,214 shares at $2.73 per share, 13,065 shares at $2.90 per share, 11,582 shares at $2.78 per share, 20,865 shares at $1.39 per share, 25,674 shares at $1.01 per share, 21,698 shares at $1.22 per share, 15,942 shares at $2.03 per share and 20,615 shares at $1.49 per share.

11)
Includes options to purchase 15,000 shares of Common Stock at $1.55 per share, 15,000 shares at $2.82 per share, 10,068 shares at $3.50 per share, 7,683 shares at $3.90 per share, 9,325 shares at $2.91 per share, 13,422 shares at $2.00 per share, 10,571 shares at $2.73 per share, 12,004 shares at $2.90 per share, 10,463 shares at $2.78 per share, 18,566 shares at $1.39 per share, 23,934 shares at $1.01 per share, 19,134 shares at $1.22 per share, 14,396 shares at $2.03 per share and 18,591 shares at $1.49 per share.

12)	Includes options to purchase 225,000 shares of Common Stock at $1.59 per share and 66,666 shares at $3.89 per share.

13)	Includes options to purchase 275,000 shares of Common Stock at $1.80 per share and 66,666 shares at $3.89 per share.

14)
Includes options to purchase 77,562 shares of Common Stock at $1.01 per share, 66,896 shares at $1.22 per share, 61,921 shares at $1.39 per share, 65,899 shares at $1.49 per share, 15,000 shares at $1.55 per share, 975,000 shares at $1.59 per share, 275,000 shares at $1.80 per share, 135,000 shares at $1.98 per share, 32,962 shares at $2.00 per share, 50,517 shares at $2.03 per share, 200,000 shares at $2.27 per share, 36,348 shares at $2.73 per share, 38,765 shares at $2.78 per share, 65,000 shares at $2.82 per share, 43,866 shares at $2.90 per share, 25,685 shares at $2.91 per share, 25,000 shares at $3.18 per share, 25,000 shares at $3.33 per share, 45,000 shares at $3.35, 26,679 shares at $3.50 per share, 383,331 shares at $3.89 per share and 23,037 share at $3.90 per share.

Equity Compensation Plans
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2009.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans (excluding
	outstanding options, warrants	outstanding options,	securities reflected in column
Plan Category:	and rights	warrants and rights	(a))
Equity compensation plans approved by security holders:	3,574,122	$2.83	2,944,657
Equity compensation plans not approved by security holders (1):	1,585,000	$1.75	-0-

Total	5,159,122	$2.50	2,944,657

(1)
Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with non-plan option holders. These options are five years in duration, expire at various dates between April 15, 2011 and November 3, 2011, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions similar to options granted under stockholder approved plans. See Note 5 of Notes to our consolidated financial statements for a description of our Stock Option and Stock Incentive Plans and certain information regarding the terms of the non-plan options.

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

Consistent with these considerations, the Board has determined that Messrs. Rappaport and Ecock and Drs. Brem and Sussman, meet the director independence requirements under the applicable Marketplace Rule of The Nasdaq Stock Market LLC. In reaching this conclusion the Board reviewed the definition of independence under the applicable Nasdaq Marketplace Rule and the answers to annual questionnaires completed by each of the independent directors.
Item 14. Principal Accounting Fees and Services.
The following is a summary of the fees billed to the Company by its independent registered public accountants, BDO Seidman, LLP for professional services rendered for the years ended December 31, 2009 and 2008:
Audit Fees. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2008, the review of the financial statements included in the Company’s Forms 10-Q and consents issued in connection with the Company’s filings on Form S-3 and S-8 for 2009 and 2008 totaled $257,000 and $370,000, respectively.
Audit-Related Fees. No audit-related fees were paid to BDO Seidman, LLP for the years ended December 31, 2009 and 2008, that are not disclosed in the paragraph captions “Audit Fees” above.
Tax and all other Fees. No tax fees or other fees were paid to BDO Seidman, LLP for the years ended December 31, 2009 and 2008.
Pre-Approval Policies and Procedures
The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in 2009. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee pre-approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to pre-approve any services arising during the year that were not pre-approved by the Audit Committee. Services pre-approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee pre-approved the foregoing audit services provided by BDO Seidman, LLP.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a) The following documents are filed as part of this Annual Report on Form 10-K:

i.		Financial Statements — See Index on page 68.

ii.
Financial Statement Schedule — See Index on page 68. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

iii.		Exhibits — the following documents are filed as exhibits to this Annual Report on Form 10-K:

2	(a)
Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer. [incorporated by reference to Annex A of the Company’s proxy statement/prospectus dated May 24, 2002 contained in the Registrant’s Registration Statement on Form S-4, File No. 333-86454].

2	(b)
Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett [incorporated by reference to Exhibit 2(a) to the Registrant’s Current Report on Form 8-K for the event dated December 31, 2003].

2	(c)
Asset Purchase Agreement as of dated June 20, 2008 between the Registrant and 3TP LLC dba CAD Sciences [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008]. **

3	(a)
Certificate of Incorporation of the Registrant as amended through July 18, 2007 [incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2007].

3	(b)	Amended and Restated By-laws of the Registrant [incorporated by reference to Exhibit 3 (b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2007].

10	(a)
Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 (the “Loan Agreement”) [incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1987].

10	(b)
Letter Agreement dated June 28, 2002, amending the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10(b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2002].

10	(c)	Form of Secured Demand Notes between the Registrant and Mr. Robert Howard. [incorporated by reference to Exhibit 10(e) to the Registrant’s Report on Form 10-K for the year ended December 31, 1998].

10	(d)	Form of Security Agreements between the Registrant and Mr. Robert Howard [incorporated by reference to Exhibit 10(f) to the Registrant’s Report on Form 10-K for the year ended December 31, 1998].

10	(e)	1993 Stock Option Plan [incorporated by reference to Exhibit A to the Registrant’s proxy statement on Schedule 14-A filed with the Securities and Exchange Commission on August 24, 1999].*

10	(f)	2001 Stock Option Plan [incorporated by reference to Annex A of the Registrant’s proxy statement on Schedule 14-A filed with the Securities and Exchange Commission on June 29, 2001].*

10	(g)	2002 Stock Option Plan [incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4 (File No. 333-86454)].*

10	(h)
Addendum No. 19, extending the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10.1 of Registrant’s report on Form 8-K filed with the SEC on March 1, 2007].

10	(i)	2004 Stock Incentive Plan [incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004].*

10	(j)
Form of Option Agreement under the Registrant’s 2001 Stock Option Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10	(k)
Form of Option Agreement under the Registrant’s 2002 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10	(l)
Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10	(m)	Intentionally omitted.

10	(n)	2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10	(o)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10	(p)
Lease Agreement dated October 9, 2000 between the Registrant and Mills-Morgan Development, LTD, of Beavercreek, OH [incorporated by reference to Exhibit 10(v) to the Registrant’s Report on Form 10-K for the year ended December 31, 2005].

10	(q)
Lease Agreement dated October 9, 2000 between the Registrant and Mills-Morgan Development, LTD, of Beavercreek, OH [incorporated by reference to Exhibit 10(w) to the Registrant’s Report on Form 10-K for the year ended December 31, 2005].

10	(r)
Addendum No. 18 to the Revolving Loan and Security Agreement, and Convertible Revolving Credit Promissory Note between Robert Howard and the Registrant dated October 26, 1987 [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2006].

10	(s)
Employment Agreement dated April 19, 2006 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10	(t)
Employment Agreement dated April 19, 2006 between the Registrant and Jeffrey Barnes [incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10	(u)
Employment Agreement dated April 28, 2006 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].*

10	(v)	Intentionally omitted.

10	(w)
Note Purchase Agreement between Ken Ferry, the Registrant’s Chief Executive Officer, and the Registrant dated June 19, 2006 [incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10	(x)
Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10	(y)
Employment Agreement dated September 8, 2006 between the Registrant and Darlene M. Deptula-Hicks [incorporated by reference to Exhibit 10.1 of Registrant’s report on Form 8-K filed with the SEC on September 13, 2006].*

10	(z)
Option Agreement dated September 8, 2006 between the Registrant and Darlene M. Deptula-Hicks [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on September 13, 2006].*

10	(aa)
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

10(jj)	2007 Stock Incentive Plan, as amended [incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 16, 2009]. *

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
Employment Agreement dated as of June 1, 2008 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10.9 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(uu)
First Amendment dated as of April 22, 2009 to the June 30, 2008 Loan and Security Agreement between the Registrant and RBS Citizens, N.A. [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 10-Q filed with the SEC on August 7, 2009].

10(vv)	Form of Option Agreement under the Registrant’s 2007 Stock Incentive Plan.*

10(ww)	Form of Restricted Stock Agreement under the Registrant’s 2007 Stock Incentive Plan.*

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management compensation plan or arrangement.

**
The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

(b) Exhibits — See (a) iii above.
(c) Financial Statement Schedule — See (a) ii above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, INC.
Date: March 23, 2010
By:	/s/ Kenneth Ferry
Kenneth Ferry
President, Chief Executive Officer, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Howard Dr. Lawrence Howard	Chairman of the Board, Director	March 23, 2010

/s/ Kenneth Ferry Kenneth Ferry	President, Chief Executive Officer, Director (Principal Executive Officer)	March 23, 2010

/s/ Darlene M. Deptula-Hicks Darlene M. Deptula-Hicks	Executive Vice President of Finance, Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	March 23, 2010

/s/ Rachel Brem	Director	March 23, 2010
Rachel Brem, M.D.

/s/ Anthony Ecock	Director	March 23, 2010
Anthony Ecock

/s/ Steven Rappaport	Director	March 23, 2010
Steven Rappaport

/s/ Maha Sallam	Director	March 23, 2010
Maha Sallam, PhD

/s/ Elliot Sussman	Director	March 23, 2010
Elliot Sussman, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of iCAD, Inc.,
Nashua, New Hampshire
We have audited the accompanying consolidated balance sheets of iCAD, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iCAD, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Boston, Massachusetts
March 23, 2010

iCAD, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$16,248,031	$13,115,715
Trade accounts receivable, net of allowance for doubtful accounts of $84,000 in 2009 and $50,000 in 2008	4,692,614	5,570,323
Inventory, net	1,094,115	1,448,373
Prepaid and other current assets	393,490	451,402

Total current assets	22,428,250	20,585,813

Property and equipment:
Equipment	2,873,012	3,492,977
Leasehold improvements	72,612	75,590
Furniture and fixtures	344,700	358,477
Marketing assets	292,613	287,456

	3,582,937	4,214,500
Less accumulated depreciation and amortization	2,661,083	2,714,706

Net property and equipment	921,854	1,499,794

Other assets:
Deposits	63,194	63,194
Patents, net of accumulated amortization	90,027	22,349
Customer relationships, net of accumulated amortization	200,407	236,634
Technology intangibles, net of accumulated amortization	6,093,294	7,142,662
Tradename, net of accumulated amortization	99,200	124,000
Goodwill	43,515,285	43,515,285

Total other assets	50,061,407	51,104,124

Total assets	$73,411,511	$73,189,731

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,365,558	$2,189,093
Accrued salaries and other expenses	2,222,561	2,752,818
Deferred revenue	3,139,567	1,888,865

Total current liabilities	6,727,686	6,830,776

Long-term deferred revenue	375,183	66,630

Total liabilities	7,102,869	6,897,406

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; issues and outstanding 0 in 2009 and 2008	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 45,746,736 in 2009 and 45,411,384 in 2008; outstanding 45,678,860 in 2009 and 45,343,508 in 2008	457,467	454,034
Additional paid-in capital	150,062,733	148,082,225
Accumulated deficit	(83,261,294)	(81,293,670)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)

Total stockholders’ equity	66,308,642	66,292,325

Total liabilities and stockholders’ equity	$73,411,511	$73,189,731

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008	2007

Revenue
Products	$24,085,483	$34,172,311	$23,198,296
Service and supplies	4,023,782	3,319,237	3,414,116

Total revenue	28,109,265	37,491,548	26,612,412

Cost of Revenue
Products	3,904,604	5,414,009	4,271,504
Service and supplies	717,180	762,021	985,600

Total cost of revenue	4,621,784	6,176,030	5,257,104

Gross margin	23,487,481	31,315,518	21,355,308

Operating expenses:
Engineering and product development	7,217,146	7,121,334	4,504,000
Marketing and sales	11,037,716	11,961,907	10,780,304
General and administrative	7,353,585	7,466,488	7,174,807

Total operating expenses	25,608,447	26,549,729	22,459,111

(Loss) income from operations	(2,120,966)	4,765,789	(1,103,803)

Other income (expense)
Interest income	119,103	106,032	74,145
Interest expense (includes $0, ($201,295) and ($412,073), respectively, to related parties)	(9,331)	(280,632)	(508,874)

Other expense, net	109,772	(174,600)	(434,729)

Income (loss) before provision (benefit) for income taxes	(2,011,194)	4,591,189	(1,538,532)

Provision (benefit) for income taxes	(43,570)	235,000	—

Net income (loss)	(1,967,624)	4,356,189	(1,538,532)

Preferred dividends	—	—	67,760

Net income (loss) available to common stockholders	$(1,967,624)	$4,356,189	$(1,606,292)

Net income (loss) per share
Basic	$(0.04)	$0.10	$(0.04)
Diluted	$(0.04)	$0.10	$(0.04)

Weighted average number of shares used in computing income (loss) per share
Basic	45,511,883	41,704,374	38,351,345
Diluted	45,511,883	42,748,052	38,351,345
See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional
	Number of		Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2006	6,295	$63	37,290,848	$372,908	$132,660,347	$(84,111,327)	$(950,264)	$47,971,727

Issuance of common stock pursuant to stock option plans	—	—	860,860	8,609	1,231,488	—	—	1,240,097

Issuance of common stock relative to conversion of preferred stock	(6,295)	(63)	1,087,500	10,875	(10,812)	—	—	—

Share-based compensation	—	—	—	—	1,242,155	—	—	1,242,155

Preferred stock dividends	—	—	—	—	(67,760)	—	—	(67,760)

Net loss	—	—	—	—	—	(1,538,532)	—	(1,538,532)

Balance at December 31, 2007	—	—	39,239,208	392,392	135,055,418	(85,649,859)	(950,264)	48,847,687

Issuance of common stock pursuant to stock option plans	—	—	952,612	9,526	1,859,376	—	—	1,868,902

Issuance of common stock relative to vesting of restricted stock, net of stock forfeited for tax obligations	—	—	110,007	1,100	(1,100)	—	—	—

Issuance of common stock relative to the asset acquisition	—	—	1,086,957	10,870	2,989,130	—	—	3,000,000

Issuance of common stock relative to conversion of loans payable	—	—	4,022,600	40,226	6,316,691	—	—	6,356,917

Share-based compensation	—	—	—	—	1,862,630	—	—	1,862,630

Net income	—	—	—	—	—	4,356,189	—	4,356,189

Balance at December 31, 2008	—	—	45,411,384	454,114	148,082,145	(81,293,670)	(950,264)	66,292,325

Issuance of common stock pursuant to stock option plans	—	—	47,161	472	23,022	—	—	23,494

Issuance of common stock relative to vesting of restricted stock, net of stock forfeited for tax obligations	—	—	292,147	2,921	(25,491)	—	—	(22,570)

Return of common stock relative to the asset acquisition	—	—	(3,956)	(40)	(10,878)	—	—	(10,918)

Share-based compensation	—	—	—	—	1,993,935	—	—	1,993,935

Net loss	—	—	—	—	—	(1,967,624)	—	(1,967,624)

Balance at December 31, 2009	—	$—	45,746,736	$457,467	$150,062,733	$(83,261,294)	$(950,264)	$66,308,642

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net income (loss)	$(1,967,624)	$4,356,189	$(1,538,532)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	751,464	898,142	982,869
Amortization	1,169,743	942,820	719,008
Loss on disposal of assets	—	23,941	17,680
Stock based compensation expense	1,993,935	1,862,630	1,242,155
Non-cash interest expense associated with discount on convertible loans payable	—	22,059	29,412
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	877,709	1,030,295	(2,800,440)
Inventory	354,258	349,870	1,233,752
Prepaid and other current assets	57,912	(131,233)	(100,446)
Accounts payable	(823,535)	10,928	(546,391)
Accrued interest	—	181,082	454,785
Accrued salaries and other expenses	(530,257)	(50,282)	(5,166)
Deferred revenue	1,559,255	281,490	885,883

Total adjustments	5,410,484	5,421,742	2,113,101

Net cash provided by operating activities	3,442,860	9,777,931	574,569

Cash flow from investing activities:
Additions to patents, technology and other	(137,944)	(38,839)	(2,750)
Additions to property and equipment	(173,524)	(582,102)	(711,591)
Acquisition of CAD Sciences	—	(2,000,000)	—

Net cash used by investing activities	(311,468)	(2,620,941)	(714,341)

Cash flow from financing activities:
Issuance of common stock for cash	23,494	1,868,902	1,240,097
Taxes paid related to restricted stock issuance	(22,570)	—	—
Payment of convertible notes payable	—	(258,906)	—
Payment of note payable	—	—	(375,000)

Net cash provided by financing activities	924	1,609,996	865,097

Increase in cash and equivalents	3,132,316	8,766,986	725,325
Cash and equivalents, beginning of year	13,115,715	4,348,729	3,623,404

Cash and equivalents, end of year	$16,248,031	$13,115,715	$4,348,729

Supplemental disclosure of cash flow information:
Interest paid	$9,331	$55,598	$—

Taxes paid	$95,000	$353,000	$64,000

Non-cash items from financing activities:
Fair market value of iCAD common stock issued to acquire assets of CAD Sciences	$—	$3,000,000	$—

Conversion of convertible notes payable and related accrued interest into common stock	$—	$6,356,917	$—

Return of common stock from escrow related to asset acquisition	$10,918	$—	$—

Dividends payable with common stock	$—	$—	$67,760

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(1)	Summary of Significant Accounting Policies
(a) Nature of Operations and Use of Estimates
iCAD, Inc. (the “Company” or “iCAD”) is a provider of Computer Aided Detection (“CAD”) solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. CAD is performed as an adjunct to certain medical screening procedures. CAD is reimbursable in the U.S. under federal and most third-party insurance programs. In July 2008, through the asset acquisition of 3TP LLC dba CAD Sciences (“CAD Sciences”), the Company acquired pharmaco-kinetic based CAD products that aid in the interpretation of contrast enhanced MRI images of the breast and prostate. iCAD is also developing CAD solutions for use with virtual colonoscopy to improve the detection of colonic polyps while delivering improved workflow for the radiologists, and higher quality patient care.
The Company considers itself a single reportable business segment. The Company sells its products throughout the world through its direct sales organization as well as through various OEM’s partners, distributors and resellers. See Note 7 for geographical and major customer information.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the Company’s estimates and assumptions used in the preparation of the financial statements relate to the Company’s products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities.
(b) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary, Qualia Acquisition Corporation. Any material inter-company transactions and balances have been eliminated in consolidation. Qualia Acquisition Corporation was dissolved in 2008.
(c) Cash Flow Information
For purposes of reporting cash flows, the Company defines cash and cash equivalents as all bank transaction accounts, certificates of deposit, money market funds, deposits and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2009, most of the balance of cash and cash equivalents exceeded federally insured limits, but was maintained in money market funds. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(1)	Summary of Significant Accounting Policies (continued)
(d) Financial instruments
The carrying amounts of financial instruments, including cash and equivalents, accounts receivable and accounts payable, approximated fair value as of December 31, 2009 and 2008 due to their short-term nature.
(e) Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.
The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2009 is adequate. The Company reviews its reserve balance on a quarterly basis.
(f) Inventory
Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, inventory consisted of finished goods and raw material of approximately $979,402 and $114,713, respectively, for 2009, and finished goods and raw material of approximately $1,158,289 and $290,084, respectively, for 2008. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors.

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
(h) Long Lived Assets
Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. Intangible assets subject to amortization consist primarily of patents, technology intangibles, trade name, customer relationships and distribution agreements purchased in the Company’s previous acquisitions. These assets are amortized on a straight-line basis or the pattern of economic benefit over their estimated useful lives of 5 to 10 years.

			Weighted
			Average
For the years ended December 31,	2009	2008	Useful Life
Gross carrying amount:
Patents	$480,651	$412,829	5 years
Customer relationships	248,000	248,000	10 years
Technology	11,085,373	11,026,170	10 years
Tradename	248,000	248,000	10 years

Total amortizable intangible assets	12,062,024	11,934,999

Accumulated amortization
Patents	390,624	390,480
Customer relationships	47,593	11,366
Technology	4,992,079	3,883,508
Tradename	148,800	124,000

Total accumulated amortization	5,579,096	4,409,354

Amortizable intangible assets, net	$6,482,928	$7,525,645

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(1)	Summary of Significant Accounting Policies (continued)
(h) Long Lived Assets (continued)
Amortization expense related to intangible assets was approximately $1,170,000, $943,000 and $719,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Estimated amortization of the Company’s intangible assets for the next five fiscal years is as follows:

Estimated
amortization
For the years ended December 31:	expense
2010	1,179,000
2011	1,179,000
2012	986,000
2013	792,000
2014	518,000
(i) Goodwill
At October 1, 2009 and October 1, 2008, the Company’s consolidated balance sheet included $43,515,285 in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from its acquisitions.
In accordance with FASB ASC 350-20, the Company tests its goodwill for impairment on an annual basis, which it has determined to be the first business day of October each year. The Company also tests its goodwill for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. ASC 350-20 requires a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.
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
(i) Goodwill (continued)
No goodwill impairment loss was recorded in 2009 or 2008. For 2009 and 2008, the Company performed the step one fair value comparison as of October 1, 2009 and October 1, 2008. At both dates the Company’s market capitalization exceeded its carrying value. At December 31, 2009 the Company’s market capitalization exceeded its carrying value, as compared to December 31, 2008, when the Company’s market capitalization fell below its carrying value. The Company also includes a reasonable control premium to its market capitalization to determine a reasonable fair value, which exceeded the Company’s carrying value for both years. The Company believes that its market capitalization alone does not fully capture the fair value of its business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of the Company. As such, as a method of determining fair value, the Company believes that including a control premium, supported by transaction data in its industry, to its market capitalization would give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to the Company.
The Company reviews fair value and goodwill impairment on a quarterly basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, changes in its results of operations and changes in its forecasts or market expectation relating to future results. The Company will continue to monitor its goodwill for impairment.
(j) Revenue Recognition
In general the Company recognizes revenue when the product ships provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable, collectability is probable and there are no uncertainties regarding customer acceptance.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(1)	Summary of Significant Accounting Policies (continued)
(j) Revenue Recognition (continued)
The Company recognizes revenue from the sale of its digital and film-based CAD products and services in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC 605”), inclusive of ASC 605-10-S99, which includes the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition in Financial Statements”. The Company recognizes revenue from the sale of certain of its MRI CAD products and services in accordance with FASB ASC 985-605, “Software, Revenue Recognition” (“ASC 985-605”).
The Company’s revenue transactions can, on occasion, include product sales with multiple element arrangements, generally for installation and training. On those occasions the Company follows the requirements in FASB ASC Topic 605-25, “Multiple-Element Arrangements” (“ASC 605-25’). For most of iCAD’s product sales, the responsibility for the installation process lies with its OEM partners, GE Healthcare, Siemens Medical, and others. When iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand alone value to the customer and there is objective and reliable evidence of the fair value of the undelivered installation element. Fair value of the installation is determined using entity specific and third party evidence.
The Company generally recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions. The Company uses customer purchase orders that include all terms of the arrangement and in the case of OEM customers are also supported by distribution agreements. The Company generally ships F.O.B. shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. In addition, the Company assesses whether collection is reasonably assured by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(1)	Summary of Significant Accounting Policies (continued)
(j) Revenue Recognition (continued)
If the terms of the sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated, all revenues are deferred and not recognized until such acceptance occurs. The Company considers all relevant facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the customer’s post-delivery acceptance provisions, if any, and the installation process. There are no significant estimates or assumptions used in the Company’s revenue recognition.
The Company defers revenue from the sale of extended service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB ASC Topic 605-20 “Services”. The Company provides for estimated warranty costs on original product warranties at the time of sale.
(k) Cost of Revenue
Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs. The Company’s cost of revenue may not be comparable to those of other entities, since some entities include the cost of product installation, training and certain warranty repair costs in cost of revenue while iCAD includes these costs in sales and marketing expenses.
(l) Warranty Costs
The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends, including in the volume and cost of product returns during the warranty period. The Company established a warranty reserve in the amount of $91,052 in 2009 and $146,503 in 2008. Warranty provisions and claims for the years ended December 31, 2009 and 2008, were as follows:

	2009	2008
Beginning balance	$146,503	$202,836
Warranty provision	12,554	58,030
Usage	(68,005)	(114,363)

Ending balance	$91,052	$146,503

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(1)	Summary of Significant Accounting Policies (continued)
(m) Engineering and Product Development Costs
These costs relate to research and development efforts which are expensed as incurred.
(n) Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was approximately $724,000, $761,000 and $675,000, respectively.
(o) Net (Loss) Income Per Common Share
The Company follows FASB ASC 260-10, “Earnings per Share”, which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations. The Company’s basic net income (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasure stock method.
A summary of the Company’s calculation of net income (loss) per share is as follows:

	2009	2008	2007

Net (loss) income	$(1,967,624)	$4,356,189	$(1,538,532)
Less preferred dividends	—	—	67,760

Net (loss) income available to common shareholders	$(1,967,624)	$4,356,189	$(1,606,292)

Basic shares used in the calculation of earnings per share	45,511,883	41,704,374	38,351,345

Effect of dilutive securities:
Stock options	—	1,007,428	—
Restricted stock	—	36,250	—

Diluted shares used in the calculation of earnings per share	45,511,883	42,748,052	38,351,345

Net (loss) income per share:
Basic	$(0.04)	$0.10	$(0.04)
Diluted	$(0.04)	$0.10	$(0.04)

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(1)	Summary of Significant Accounting Policies (continued)
(o) Net (Loss) Income Per Common Share (continued)
The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net (loss) income per share because such shares are antidilutive:

	2009	2008	2007

Common Stock options	5,159,122	2,265,389	5,644,818
Stock warrants	—	936,111	1,003,311
Convertible Revolving Promissory Note	—	2,219,934	1,507,482
Convertible loans payable	—	—	2,098,039

	5,159,122	5,421,434	10,253,650

The calculation of basic income (loss) per share for 2009, 2008 and 2007 does not include 592,155, 814,753 and 375,000 shares, respectively, of restricted common stock issued to executive officers and employees of the Company as they are subject to time-based vesting. These potential shares were excluded from the computation of basic income (loss) per share as these shares are not considered outstanding until vested.
(p) Income Taxes
The Company follows the liability method under Accounting Standards Codification Topic 740, “Income Taxes”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2009 and 2008 as it is more likely than not that the deferred tax asset will not be realized.
The Company adopted ASC 740-10 accounting for uncertainty in income taxes position on January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, disclosure and transition. The adoption of the position did not have a material impact on the Company’s financial statements.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(1)	Summary of Significant Accounting Policies (continued)
(q) Stock-Based Compensation
The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company grants to employees, directors and contractors, restricted stock and/or options to purchase common stock at an option price equal to the market value of the stock at the date of grant. The Company follows FASB ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), for all share-based compensation. Under this application the Company is required to record compensation expense over the vesting period for all awards granted.
The Company used the Black-Scholes and Lattice option pricing models which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations for the fiscal 2009, 2008 and 2007 periods.
(r) Fair Value Measurements
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
In accordance with ASC 820, the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2009 are cash equivalents. The cash equivalents are measured using level one inputs.
(s) Recently Issued Accounting Standards
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
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

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
Effective June 30, 2009, the Company adopted the FASB guidance now codified as FASB ASC Topic 855-10, “Subsequent Events” (“ASC 855-10”). This topic is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855-10 did not have any impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the Company adopted guidance now codified as FASB Topic 820-10-65, “Fair Value Measurements and Disclosures — Overall — Implementation and Guidance and Illustrations” (“ASC 820-10-65”). ASC 820-10-65 provides guidelines for making fair value measurements more consistent. ASC 820-10-65 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and requires enhanced disclosures. ASC 820-10-65 was effective for all periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have any impact on the Company’s financial position, results of operations or cash flows.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(1)	Summary of Significant Accounting Policies (continued)
(s) Recently Issued Accounting Standards (continued)
Effective January 1, 2009, pursuant to the requirements of FASB ASC 820, the Company adopted the provisions of topic ASC 820-10, “Fair Value Measurements and Disclosures — Overall” (“ASC 820-10”), with respect to all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. These include goodwill and other non-amortizable intangible assets. The adoption of ASC 820-10 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations. In the second half of 2009, the Company recorded expenses of approximately $486,000 related to a potential acquisition that was not consummated.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(2)	Acquisitions
Asset Acquisition of CAD Sciences
On July 18, 2008, the Company completed the acquisition of substantially all of the assets of 3TP LLC, dba CAD Sciences (“CAD Sciences”), a limited liability company based in New York, offering pharmacokinetic based CAD technology that aids in the interpretation of contrast enhanced MRI images, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) dated June 20, 2008 between the Company and the seller. The Company’s operations reflect the operations of CAD Sciences since the date of the acquisition.
In accordance with the terms of the Purchase Agreement, the purchase price of $5,000,000 paid by the Company to CAD Sciences consisted of (i) $2,000,000 in cash and (ii) $3,000,000 in stock comprised of 815,217 restricted shares of the Company’s common stock and an additional 271,740 restricted shares of the Company’s common stock held in escrow (“Shares”). Simultaneously with the closing of the transactions contemplated by the Purchase Agreement, the Company entered into an Escrow Agreement by and among the Company, CAD Sciences and the Escrow Agent (the “Escrow Agreement”) pursuant to which 271,740 of the Shares were deposited by the parties into an escrow account for a period of up to one year to secure CAD Sciences’ indemnity obligations to the Company under the Purchase Agreement. The Escrow Agreement provided that, of the escrowed Shares, 181,160 Shares held in escrow for 6 months and the remaining escrow Shares be held in escrow for one year, in each case subject to earlier disbursement (in accordance with the terms of the Escrow Agreement) to the Company in satisfaction of any indemnification obligations arising under the terms of the Purchase Agreement.
The Company issued 271,240 shares in escrow which were included in the number of shares as outstanding and included the fair value of the shares in the purchase price as of the acquisition date, since the shares were considered to be issuable beyond a reasonable doubt. The Company held back 3,956 shares due to a post closing settlement. The escrow account was released in July 2009. The purchase price of $4,989,082 plus $184,082 in acquisition costs incurred, has been allocated to net assets acquired based upon an appraisal of their fair values. The following is a summary of the allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the asset acquisition and the amortizable lives of the intangible assets:

		Amortizable
	Amount	Life
Accounts receivable	$46,879
Property and equipment	25,009
Technology asset	4,924,551	10 Years
Customer relationships	248,000	10 Years
Warranty liabilities	(71,275)

Purchase price	$5,173,164

The impact on operations of the acquisition was immaterial and accordingly no proforma information has been provided for 2008 and 2007.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(3)	Financing Arrangements
Loan and Security Agreement
On June 30, 2008, the Company entered into a Loan and Security Agreement (the “RBS Loan Agreement”) with RBS Citizens, N.A. (“RBS”). The RBS Loan Agreement established a secured revolving credit facility with a line of credit of up to $5,000,000. The borrowing base under the RBS Loan Agreement was limited to 80% of eligible accounts receivable or, if adjusted EBITDA for the quarter was greater than or equal to $1,250,000, then the Company was not subject to a restriction as to availability of credit upon the borrowing base. The RBS Loan Agreement expired on June 30, 2009. The Company did not borrow any amounts under the RBS Loan Agreement during the term.
Convertible Revolving Loans Payable to Related Party
The Company had previously entered into a Revolving Loan and Security Agreement (“the Prior Loan Agreement”) with Mr. Robert Howard, the former Chairman of the Board of Directors of the Company, under which Mr. Howard had agreed to advance funds, or to provide guarantees of advances made by third parties in an amount up to $5,000,000. As a condition to, and simultaneously with, the execution of the RBS Loan Agreement, on June 30, 2008, the unpaid principal amount and accrued interest of the Prior Loan Agreement, was extinguished as follows: (1) a total of $2,000,000 principal amount under the Prior Loan Agreement, together with $351,917 of accrued and unpaid interest on such principal amount, was converted by Mr. Howard into 1,622,012 shares of the Company’s common stock per the original terms of the Prior Loan Agreement and (2) the remaining principal balance under the Prior Loan Agreement of $258,906, together with accrued and unpaid interest of $55,598 on such principal amount, was paid in cash to Mr. Howard. The outstanding indebtedness under the Prior Loan Agreement has therefore, been fully repaid and satisfied and the Prior Loan Agreement was terminated as of June 30, 2008.
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
On September 12, 14 and 19, 2006 the Company entered into Note Purchase Agreements with respect to the purchase from the Company of a total of $2,300,000 principal amount of its 7.25% Convertible Promissory Notes (the “Notes”) by directors, former directors, officers and employees of the Company, including the following: Mr. Robert Howard (as to $1,350,000), former Chairman of the Board and director of the Company, Mr. James Harlan (as to $300,000), former director of the Company and Dr. Elliott Sussman (as to $100,000), a director of the Company, Mr. Steven Rappaport (as to $300,000) who subsequently became and is currently a director of the Company and Dr. Lawrence Howard (as to $100,000) and $50,000 by each of the following executive officers and/or employees of the Company: Mr. Jeffrey Barnes, Ms. Stacey Stevens and Ms. Annette Heroux. The Notes were due two years from the date of issue. On September 12, 14 and 19, 2008, the total principal amount of $2,300,000 under the Notes, together with $333,500 of accrued and unpaid interest on such principal amount, were converted into 1,549,117 shares of the Company’s common stock at $1.70 per share conversion price as set forth in the Notes. The Notes have, therefore, been fully repaid and satisfied and were terminated as of September 12, 14 and 19, 2008, respectively.
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

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(4)	Accrued Expenses
Accrued expenses consist of the following at December 31, 2009 and 2008:

	2009	2008
Accrued salary and related expenses	$1,229,693	$1,977,745
Accrued professional fees	451,102	239,670
Accrued accounts payable	277,685	161,890
Accrued warranty expense	91,052	146,503
Accrued rent	80,588	109,542
Other accrued expenses	92,441	117,468

	$2,222,561	$2,752,818

(5)	Stockholders’ Equity
(a) Stock Options
The Company has five stock option or stock incentive plans, which are described as follows:
The 2001 Stock Option Plan (“The 2001 Plan”).
The 2001 Plan was adopted by the Company’s stockholders in August 2001. The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,200,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted to date under the 2001 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options shall expire not later than five years after the date of grant. Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2009 there are no further options available for grant under this plan.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(5)	Stockholders’ Equity (continued)
(a) Stock Options (continued)
The 2002 Stock Option Plan (“The 2002 Plan”).
The 2002 Plan was adopted by the Company’s stockholders in June 2002. The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 500,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted to date under the 2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2009, there were 23,999 options available for issuance under the 2002 Plan.
The 2004 Stock Incentive Plan (“The 2004 Plan”).
The 2004 Plan was adopted by the Company’s stockholders in June 2004. The 2004 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2004 Plan generally vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2004 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2009 there were 35,250 shares available for issuance under the 2004 Plan.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(5)	Stockholders’ Equity (continued)
(a) Stock Options (continued)
The 2005 Stock Incentive Plan (“The 2005 Plan”).
The 2005 Plan was adopted by the Company’s stockholders in June 2005. The 2005 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2005 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 600,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2005 Plan generally vest 100% over periods extending from the date of grant to three years from the date of grant and expire not later than five years after the date of grant, except for 10% stockholders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2005 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2009 there were 32,087 shares available for issuance under the 2005 Plan.
The 2007 Stock Incentive Plan (“The 2007 Plan”).
The 2007 Plan was adopted by the Company’s stockholders in July 2007 and amended in June 2009. The 2007 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. Awards may be granted singly, in combination, or in tandem. Subject to anti-dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 5,250,000 shares of the Company’s common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of the Company’s common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed 800,000 shares.

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
With respect to options granted under the 2007 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2009 there were 2,853,321 shares available for issuance under the 2007 Plan.
A summary of stock option activity for all stock option plans is as follows:

	Option	Price range	Weighted
	Shares	per share	Average
Outstanding, January 1, 2007	5,628,730	$0.80-$5.28	$2.08
Granted	1,133,529	$2.00-$4.88	$3.76
Exercised	(860,860)	$0.81-$2.82	$1.51
Forfeited	(250,688)	$1.06-$4.88	$2.82

Outstanding, December 31, 2007	5,650,711	$0.80-$5.28	$2.47
Granted	558,501	$1.37-$4.10	$2.45
Exercised	(952,612)	$1.06-$3.49	$2.01
Forfeited	(97,874)	$1.06-$3.90	$2.73

Outstanding, December 31, 2008	5,158,726	$0.80-$5.28	$2.55
Granted	291,896	$0.86-$2.03	$1.32
Exercised	(80,249)	$0.80-$1.45	$0.85
Forfeited	(211,251)	$0.81-$4.88	$2.84

Outstanding, December 31, 2009	5,159,122	$0.80-$5.28	$2.50

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(5)	Stockholders’ Equity (continued)
(a) Stock Options (continued)

	Option	Price range	Weighted
Exercisable at year-end	Shares	per share	Average
2007	4,023,658	$0.80-$5.28	$2.28
2008	3,979,248	$0.80-$5.28	$2.41
2009	4,631,324	$0.80-$5.28	$2.42
Available for future grants at December 31, 2009 from all plans: 2,944,657
The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 2009 was 2.4 years.
During the year ended December 31, 2009, 2008 and 2007, the Company recorded $1,993,935, $1,862,630 and $1,242,155, respectively, for share-based compensation in accordance with FASB ASC 718. The Company’s stock-based compensation expense by categories is as follows:

	Years Ended December 31,
	2009	2008	2007
Cost of revenue	$42,764	$42,408	$33,211
Engineering and product development	$250,094	$232,724	$166,068
Marketing and sales	$327,067	$241,187	$162,347
General and administrative expense	$1,374,010	$1,346,311	$880,529

	$1,993,935	$1,862,630	$1,242,155

As of December 31, 2009, there was $1,691,542 of total unrecognized compensation costs related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 3 years.
Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2009	2008	2007
Average risk-free interest rate	2.03%	2.92%	4.57%
Expected dividend yield	None	None	None
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	63.5%	62.8%	62.8%
Weighted average exercise price	$1.32	$2.45	$3.76
Weighted average fair value	$0.49	$1.06	$1.80

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(5)	Stockholders’ Equity (continued)
(a) Stock Options (continued)
The Company’s expected volatility is based on the average of peer group volatility, which includes the Company’s historical volatility within the peer group. The average expected life was calculated using the simplified method and other methods. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants.
The aggregate intrinsic value of options outstanding at December 31, 2009, 2008 and 2007 was $145,798, $50,459 and $1,020,941. The aggregate intrinsic value of the options exercisable at December 31, 2009, 2008 and 2007 was $132,799, $49,864 and $795,206. The aggregate intrinsic value of stock options exercised during 2009, 2008 and 2007 was $53,484, $490 and $465,076. The Company used the market price of $1.52, $1.13 and $2.02 at December 31, 2009, 2008 and 2007 versus the exercise price of each option, respectively, to determine the aggregate intrinsic values.
(b) Restricted Stock
The Company granted 100,000, 564,750 and 375,000 shares of restricted shares in the years ended December 31, 2009, 2008 and 2007, respectively, under the 2007 Plan. Each of these restricted stock awards vests in three equal annual installments with the first installment vesting one year from grant date. At December 31, 2009, there were 592,155 unvested restricted stock awards outstanding.
The aggregate intrinsic value of restricted stock outstanding at December 31, 2009, 2008 and 2007 was $900,076, $920,671 and $757,500. The aggregate intrinsic value of restricted stock vested during 2009, 2008 and 2007 was $444,063, $124,308 and $0. The Company used the market price of $1.52, $1.13 and $2.02 at December 31, 2009, 2008 and 2007, respectively, to determine the aggregate intrinsic values.
(c) Stock Subscription Warrants
At December 31, 2009, there were no warrants outstanding. No warrants were issued or exercised in 2009, 2008 or 2007, and 936,111 warrants expired on December 15, 2009.

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
The benefit for income taxes for 2009 is primarily due to a refundable R&D credit allowance. The provision for income taxes for 2008 is principally comprised of alternative minimum taxes for federal purposes, which is subject to net operating loss limitations, and state income taxes due in the states that the Company is subject to income tax. The Company incurred losses from operations during 2007 and did not record an income tax benefit. The Company recorded a valuation allowance against its net operating losses and other net deferred tax assets due to uncertainties related to the realizability of these tax assets.
The significant components of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current provision (benefit):
Federal	$(55,968)	$145,000	$—
State	12,398	90,000	—

	$(43,570)	$235,000	$—

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

	2009	2008
Inventory (Section 263A)	$88,000	$135,000
Inventory reserves	52,000	24,000
Receivable reserves	34,000	20,000
Other accruals	123,000	156,000
Deferred revenue	150,000	—
Accumulated depreciation/amortization	(471,000)	(793,000)
Stock options	1,406,000	1,336,000
Tax credits carryforwards	1,193,000	1,184,000
Net operating loss carryforwards	25,128,000	25,082,000

Net deferred tax assets	27,703,000	27,144,000
Valuation allowance	(27,703,000)	(27,144,000)

	$—	$—

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(6)	Income Taxes (continued)
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

As of December 31, 2009, the Company has net operating loss carryforwards totaling approximately $66,718,000 expiring between 2011 and 2027. For the years ended December 31, 2009 and 2008, the Company utilized available net operating losses of approximately $565,000 and $5,664,000, respectively. The amount of the net operating loss carryforwards, which may be utilized in any future period, may be subject to certain limitations based upon changes in the ownership of the Company. In the event of a deemed changed in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards. The Company currently has approximately $11,746,000 in net operating losses that are subject to limitations and approximately $1,481,000 subject to be released from restriction annually through 2017 and available to offset taxable income.
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

2007
Tax credits as previously stated	$1,763,000
Adjustment	(692,000)

Tax credits as adjusted	$1,071,000

The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities. The credits expire in various years through 2028 and management believes approximately $1,193,000 will be available to offset income tax in future periods.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(6)	Income Taxes (continued)
The Company adopted ASC 740-10 accounting for uncertainty in income taxes on January 1, 2007. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
At the adoption date and as of December 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10. The Company’s practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the years ended December 31, 2009, 2008 and 2007. Tax years 2006 through 2009 are subject to examination by federal and state taxing authorities, as well as, the tax years generating net operating loss and credit carryfowards. There are no income tax examinations currently in process.
The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2009 will significantly change within the next 12 months.
(7)	Segment Reporting, Geographical Information and Major Customers
(a) Segment Reporting
The Company follows FASB ASC 280-10, “Segment Reporting”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company operates in one segment and as one reporting unit for all years presented since its products perform the same basic function, have common sales channels and resellers, and are developed and supported by one central staff.
(b) Geographic Information
The Company’s sales are made to distributors and dealers of mammography and other medical equipment, and to foreign distributors of mammography medical equipment. Total export sales increased to approximately $3,702,000 or 13% of sales in 2009 as compared to $2,930,000 or 8% of total sales in 2008 and $2,655,000 or 10% of total sales in 2007.
As of December 31, 2009 and 2008 the Company had outstanding receivables of $488,147 and $703,574, respectively, from distributors of its products who are located outside of the U.S..

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(7)	Segment Reporting, Geographical Information and Major Customers (continued)
(c) Major Customers
In 2009, the Company had two major customers GE Healthcare and Fuji Medical Systems, which accounted for $8,754,414 and $4,819,874 or 31% and 17% of the Company’s revenues, respectively, with accounts receivable balances of $1,623,069 and $1,149,405, respectively. The Company’s two major customers in 2008 were GE Healthcare and Fuji Medical Systems, with revenues of $9,986,179 and $7,063,325 or 27% and 19% of its revenues, respectively, with accounts receivable balances of $2,297,377 and $598,134, respectively. During 2007, the Company’s major customer was GE Healthcare with revenues of $7,609,313 or 29% of its revenues.
(8)	Commitments and Contingencies
(a) Lease Obligations
As of December 31, 2009, the Company had three lease obligations related to its facilities. The Company’s principal executive offices are located in Nashua, New Hampshire. The lease provides for a five (5) year term commencing on the December 15, 2006. The lease also provides for annual base rent of $176,256 for the first year (with a one month rent allowance of $14,688 to be applied against the first month’s base rent payment); $187,272 for the second year; $198,288 for the third year; $209,304 for the fourth year and $220,320 for the fifth year. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the premises. The lease provides for the Company to pay the base rent and proportionate building and real estate tax expenses in equal monthly installments. The Company also has the right to extend the term of the lease for an additional three year period at the then current market rent rate (which shall not be less than the last annual rent paid by the Company).
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
Rent expense for all leases for the years ended December 31, 2009, 2008 and 2007 was $718,316, $797,283 and $730,062, net of sublease income of $197,594, $170,789, and $135,711, respectively.
Future minimum rental payments due under these agreements and sublease agreements as of December 31, 2009 are as follows:

	Operating	Sublease	Net
Fiscal Year	Leases	Amount	Amount
2010	$701,244	$232,691	$468,553
2011	220,320	—	220,320

	$921,564	$232,691	$688,873

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
(c) Foreign Tax Claim
In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000 without Interest and Penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual was recorded as of December 31, 2009.

iCAD, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (continued)
(9)	Quarterly Financial Data (unaudited)

				(Loss) Income
				per share
				available
	Net	Gross	Net	to common
	sales	profit	(loss) income	stockholders
2009
First quarter	$7,164,998	$5,908,194	$(998,527)	$(0.02)
Second quarter	$5,729,887	$4,676,670	$(1,399,253)	$(0.03)
Third quarter	$7,106,270	$6,024,284	$112,758	$0.00
Fourth quarter	$8,108,110	$6,878,333	$317,398	$0.01

2008
First quarter	$6,432,016	$5,293,831	$(445,853)	$(0.01)
Second quarter	$10,549,489	$8,815,648	$2,386,598	$0.06
Third quarter	$11,193,631	$9,411,680	$2,094,575	$0.05
Fourth quarter	$9,316,411	$7,794,359	$320,869	$0.01