Form 10-Q
period 2010-03-31
ICAD INC
filed 2010-05-07
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of the close of business on May 3, 2010 there were 45,691,012 shares outstanding of the registrant ’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, Inc.
Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$16,295,969	$16,248,031
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 in 2010 and $84,000 in 2009	4,223,084	4,692,614
Inventory, net	1,000,573	1,094,115
Prepaid expenses and other current assets	457,378	393,490

Total current assets	21,977,004	22,428,250

Property and equipment:
Equipment	2,799,475	2,873,012
Leasehold improvements	72,612	72,612
Furniture and fixtures	344,700	344,700
Marketing assets	292,613	292,613

	3,509,400	3,582,937
Less accumulated depreciation and amortization	2,672,156	2,661,083

Net property and equipment	837,244	921,854

Other assets:
Deposits	32,126	63,194
Patents, net of accumulated amortization	98,510	90,027
Customer relationships, net of accumulated amortization	192,236	200,407
Technology intangibles, net of accumulated amortization	5,816,074	6,093,294
Tradename, net of accumulated amortization	93,000	99,200
Goodwill	43,515,285	43,515,285

Total other assets	49,747,231	50,061,407

Total assets	$72,561,479	$73,411,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,290,439	$1,365,558
Accrued salaries and other expenses	1,974,206	2,199,286
Deferred revenue	3,226,603	3,139,567

Total current liabilities	6,491,248	6,704,411

Long-term warranty expense	21,235	23,275
Long-term deferred revenue	446,978	375,183

Total liabilities	6,959,461	7,102,869

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; issues and outstanding 0 in 2010 and 2009	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 45,758,888 in 2010 and 45,746,736 in 2009; outstanding 45,691,012 in 2010 and 45,678,860 in 2009	457,589	457,467
Additional paid-in capital	150,540,594	150,062,733
Accumulated deficit	(84,445,901)	(83,261,294)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)

Total stockholders’ equity	65,602,018	66,308,642

Total liabilities and stockholders’ equity	$72,561,479	$73,411,511

See accompanying notes to consolidated financial statements.

iCAD, Inc.
Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue
Products	$5,211,652	$6,339,620
Service and supplies	1,308,844	825,378

Total revenue	6,520,496	7,164,998

Cost of revenue
Products	667,480	1,054,987
Service and supplies	180,105	201,817

Total cost of revenue	847,585	1,256,804

Gross margin	5,672,911	5,908,194

Operating expenses:
Engineering and product development	1,556,126	2,161,215
Marketing and sales	2,833,163	2,945,121
General and administrative	2,486,245	1,835,311

Total operating expenses	6,875,534	6,941,647

Loss from operations	(1,202,623)	(1,033,453)

Interest income — net	18,016	34,926

Net loss	$(1,184,607)	$(998,527)

Net loss per share:
Basic and Diluted	$(0.03)	$(0.02)

Weighted average number of shares used in computing loss per share:
Basic and diluted	45,686,285	45,352,954

See accompanying notes to consolidated financial statements.

iCAD, Inc.
Statements of Cash Flows
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(1,184,607)	$(998,527)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	125,770	215,871
Amortization	291,590	291,480
Stock based compensation	483,162	500,035
Changes in operating assets and liabilities:
Accounts receivable	469,530	618,236
Inventory	93,542	171,135
Prepaid expenses, other current assets and deposits	(32,820)	(47,655)
Accounts payable	(75,119)	(467,290)
Accrued salaries, warranty and other expenses	(227,120)	(736,318)
Deferred revenue	158,831	314,623

Total adjustments	1,287,366	860,117

Net cash provided by (used for) operating activities	102,759	(138,410)

Cash flows from investing activities:
Additions to patents, technology and other	(8,482)	—
Additions to property and equipment	(41,160)	(98,368)

Net cash used for investing activities	(49,642)	(98,368)

Cash flows from financing activities:
Taxes paid related to restricted stock issuance	(5,179)	—

Net cash used for financing activities	(5,179)	—

Increase (decrease) in cash and equivalents	47,938	(236,778)
Cash and equivalents, beginning of period	16,248,031	13,115,715

Cash and equivalents, end of period	$16,295,969	$12,878,937

See accompanying notes to consolidated financial statements.

iCAD, Inc.
Notes to Financial Statements
(Unaudited)
March 31, 2010
(1)	Basis of Presentation and Significant Accounting Policies
Reference should be made to iCAD, Inc.’s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2009 for a comprehensive summary of significant accounting policies.
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2010, the results of operations for the three month periods ended March 31, 2010 and 2009, and cash flows for the three month periods ended March 31, 2010 and 2009. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 23, 2010. The results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.
In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

iCAD, Inc.
Notes to Financial Statements
(Unaudited)
March 31, 2010
(2)	Net (Loss) Income per Common Share
The Company’s basic net (loss) income per share is computed by dividing net loss or income by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.
A summary of the Company’s calculation of net (loss) per share is as follows:

	Three Months
	March 31,
	2010	2009

Net loss	$(1,184,607)	$(998,527)

Basic shares used in the calculation of net (loss) per share	45,686,285	45,352,954

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of net loss per share	45,686,285	45,352,954

Net loss per share — basic	$(0.03)	$(0.02)

Net loss per share — diluted	$(0.03)	$(0.02)

The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	Three Months
	March 31,
	2010	2009
Stock options	5,235,021	5,235,398
Stock warrants	—	936,111
Restricted stock	1,096,243	790,324

Total	6,331,264	6,961,833

iCAD, Inc.
Notes to Financial Statements
(Unaudited)
March 31, 2010
(3)	Stock-Based Compensation
The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation”, (“ASC 718”), for all share-based compensation that was not vested as of January 1, 2006. The Company adopted ASC 718 using a modified prospective application, as permitted under ASC 718. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
The Company issued 75,899 stock options and 530,500 shares of restricted stock in the three months ended March 31, 2010. The options granted during the first three months of 2010 had a weighted average exercise price of $1.50 per share. The weighted average fair value of options granted during this three month period was $0.58 per share and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 65.58%, expected term of 3.5 years, risk-free interest rate of 2.49%, and expected dividend yield of 0%. Expected volatility is based on peer group volatility, also using the Company’s historical volatility within the peer group. The average expected life was calculated using the Company’s historical average life. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company recorded $483,162 for share-based compensation in accordance with ASC 718 for the three months ended March 31, 2010.
For the same period in 2009, the Company issued 91,921 stock options. The Company did not issue any shares of restricted stock during this three month period in 2009. The options granted during the first three months of 2009 had a weighted average exercise price of $1.23 per share. The weighted average fair value of options granted during the three month period ended March 31, 2009 was $0.46 per share and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 1.65%, and expected dividend yield of 0%. The Company recorded $500,035 for share-based compensation in accordance with ASC 718 for the three months ended March 31, 2009.
As of March 31, 2010 there was approximately $1,991,800 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of three years.

iCAD, Inc.
Notes to Financial Statements
(Unaudited)
March 31, 2010
(3)	Stock-Based Compensation (continued)
The Company’s aggregate intrinsic value of options outstanding at March 31, 2010 was $147,775. The aggregate intrinsic value of restricted stock outstanding at March 31, 2010, was $1,666,289.
(4)	Fair Value Measurements
FASB ASC Topic 820, “Fair Value Measurement and Disclosures”, (“ASC 820”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
In accordance with ASC 820, the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2010 are cash equivalents. The cash equivalents are measured using level one inputs.

iCAD, Inc.
Notes to Financial Statements
(Unaudited)
March 31, 2010
(5)	Commitments and Contingencies
In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual was recorded as of March 31, 2010.
(6)	Income Taxes
At March 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes". The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2010. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years. The effective income tax rate is based upon the estimated income for the year.
(7)	Goodwill
In accordance with FASB ASC Topic 350-20, “Intangibles — Goodwill and Other", (“ASC 350-20”), the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, changes in its results of operations and changes in its forecasts or market expectation relating to future results.

iCAD, Inc.
Notes to Financial Statements
(Unaudited)
March 31, 2010
(7)	Goodwill (continued)
The Company’s goodwill arose in connection with its acquisitions in June 2002 and in December 2003. The Company operates in one segment and as one reporting unit since its products perform the same basic function, have common sales channels and resellers, and are developed and supported by one central staff. Therefore, the Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists. The Company performed the step one fair value comparison as of October 1, 2009 and the Company’s market capitalization exceeded its carrying value. At March 31, 2010, the Company’s market capitalization exceeded its carrying value.
(8)	Recent Accounting Pronouncements
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.
Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations. In the first quarter of 2010, the Company recorded expenses of approximately $681,000 related to a potential acquisition that was not consummated.

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
Results of Operations
Overview
iCAD is an industry-leading provider of advanced image analysis and workflow solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, expandable Computer-Aided Detection (CAD) systems and workflow solutions for mammography (film-based, digital radiography (DR) and computed radiography (CR), Magnetic Resonance Imaging (MRI), and Computed Tomography (CT)). iCAD’s solutions aid in the early detection of the most prevalent cancers including breast, prostate and colon cancer. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Computer-enhanced breast and prostate MRI analysis streamlines case interpretation workflow and generates more robust information for more effective patient treatment. CAD for mammography screening is also reimbursable in the U.S. under federal and most third-party insurance programs. Since receiving approval from the U.S. Food and Drug Administration (“FDA”) for the Company’s first breast cancer detection product in January 2002, over thirty five hundred of iCAD’s CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

iCAD’s CAD mammography products have been shown to detect up to 72 percent of the cancers that biopsy proved were missed on the previous mammogram, an average of 15 months earlier. Our advanced pattern recognition technology analyzes images to identify patterns and then uses sophisticated mathematical analysis to mark suspicious areas.
The Company’s CAD systems include proprietary algorithm and other technology together with standard computer and display equipment. CAD systems for the film-based analog mammography market also include a radiographic film digitizer, either manufactured by the Company or others for the digitization of film-based medical images.
The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection to its future product development efforts. Its focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care. iCAD expects to pursue development or acquisition of products for select disease states that demonstrate one or more of the following: it is clinically proven that screening has a significant positive impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. The Company also intends to pursue opportunities beyond CAD through possible strategic acquisitions as part of its growth strategy, as such the Company continues to actively evaluate strategic opportunities in adjacent markets that could leverage its opportunities for growth beyond its historic core markets.
iCAD is applying its patented detection technology and algorithms to the development of CAD solutions for use with virtual colonoscopy or CT Colonography (CTC) to improve the detection of colonic polyps. The Company’s pattern recognition and image analysis expertise are readily applicable to colonic polyp detection and the Company is developing a CTC CAD solution. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years. Based on the results of the National CT Colonography trial, the Company expects that the market for virtual colonoscopy will grow along with the procedures for early detection of colon cancer. This trial demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to a colonoscopy. CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has developed Veralook™, a product for computer aided detection of polyps in the colon using CTC and completed the clinical testing of its CTC CAD product in the first quarter of 2009. The Company filed a 510(k) application with the FDA in the second quarter of 2009 seeking FDA approval to market Veralook in the U.S. Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.
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
The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company believes that revenue recognition is a critical accounting policy because it is governed by multiple complex accounting rules; however, there are no significant estimates or assumptions used in recording the Company’s revenue.
Quarter Ended March 31, 2010 compared to Quarter Ended March 31, 2009
Revenue. Total revenue for the three month period ended March 31, 2010 was $6,520,496 compared with revenue of $7,164,998 for the three month period ended March 31, 2009, for a decrease of $644,502 or 9.0%. The decrease in revenue for the three month period ended March 31, 2010 was due primarily to the decrease in digital and MRI CAD and film-based CAD revenue partially offset by an increase in service and supply revenue.
The Company’s digital and MRI CAD revenue for the three month period ended March 31, 2010 decreased $611,839 or 12.8%, to $4,165,282 compared to sales of $4,777,121 in the same period of 2009. This decrease is due primarily to soft demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology for the detection of breast cancer, somewhat offset by sales of the Company’s newer MRI CAD products. The Company believes that the softening of the digital mammography market is temporary due to current economic conditions and deferred hospital spending, as nearly 40% of the U.S. market has not yet converted to digital technology.

Revenue from iCAD’s film based products decreased 33.0% or $516,129, to $1,046,370 in the first quarter of 2010 compared to $1,562,499 in the first quarter of 2009. This decrease can also be attributed to the softening demand for FFDM systems primarily due to current economic conditions and deferred hospital spending, as the majority of film-based revenue is derived from sales of the Company’s TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. The TotalLook MammoAdvantage product is typically sold as sites are preparing to go digital. In addition, and as expected, the demand for film-based products and accessories continue to decline as the marketplace continues to transition to digital technologies. The Company believes that the demand for the TotalLook MammoAdvantage will grow as the economy and hospital spending improves and the ongoing transition to digital mammography continues.
Service and supply revenue increased 58.6% or $483,466 in the first quarter of 2010, to $1,308,844 compared to $825,378 in the first quarter in 2009. The increase in the Company’s service and supply revenue is due primarily to increased service contract revenue on the Company’s growing installed base of products as customers migrate from warranty to service contracts. Service contract revenue represented 89% and 94% of the Company’s total service and supply revenue for 2010 and 2009, respectively.
The table below presents the revenue attributable to different product and service, in 2010 and 2009:

	Three months ended March 31,
	2010	2009	Change	% Change
Digital & MRI revenue	$4,165,282	$4,777,121	$(611,839)	-12.8%
Film based revenue	1,046,370	1,562,499	(516,129)	-33.0%
Service & supply revenue	1,308,844	825,378	483,466	58.6%

Total revenue	$6,520,496	$7,164,998	$(644,502)	-9.0%

Gross Margin. Gross margin increased to 87.0% for the three month period ended March 31, 2010 compared to 82.5% in the same three month period in 2009. The increase in total gross margin is primarily attributable to cost reduction efforts, the realization of some average selling price increases, component cost reductions and lower repair costs related to service contracts on a growing installed base of digital products and the new TotalLook MammoAdvantage product. Gross margin on product revenue increased to 87.2% for the three months ended March 31, 2010 compared to 83.4% in the same period in 2009. Gross margin on service and supply revenue increased to 86.2% for the three month period ended March 31, 2010 compared to 75.5% in the same three month period in 2009.
Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2010 decreased by $605,089 or 28.0%, from $2,161,215 in 2009 to $1,556,126 in 2010. The decrease in engineering and product development costs was primarily due to $335,000 in subcontracting services relating to the licensing and clinical trial costs for the Company’s CT Colon product which was completed in the first quarter of 2009, decreases in personnel and related costs of $181,000, resulting from staff reductions, $44,000 in legal expenses, $33,000 in bonus accruals and decreases in various other expenses totaling $12,000.

Marketing and Sales. Marketing and sales expense for the three month period ended March 31, 2010 decreased by $111,958 or 3.8%, from $2,945,121 in 2009 to $2,833,163 in 2010. The decrease in marketing and sales expense for the three month period ended March 31, 2010, primarily resulted from decreases in advertising, promotional and consulting services totaling $196,000. These decreases in marketing and sales expenses were offset by an increase of $56,000 in travel expense and $28,000 related to the Company sponsored MRI educational seminars.
General and Administrative. General and administrative expenses for the three month period ended March 31, 2010 increased by $649,684 or 35.4%, from $1,835,311 in 2009 to $2,484,995 in 2010. The increase in general and administrative expense during the first quarter of 2010 was due primarily to legal and professional fees of $681,000, associated with a potential acquisition that was not consummated. This increase in general and administrative expenses was offset by decreases in consulting, legal, and various other administrative expenses totaling $31,000.
Interest Income/Expense. Net interest income for the three month period ended March 31, 2010 decreased by $16,910, from $34,926 in the first quarter of 2009 to $18,016 in the same period of 2010. The decrease in interest income is due primarily to the reduction of the interest rate earned from the Company’s money market accounts.
Net Loss. As a result of the foregoing, the Company recorded a net loss of ($1,184,607) or ($0.03) per share for the three month period ended March 31, 2010 on revenue of $6,520,496, compared to a net loss of ($998,527) or ($0.02) per share on revenue of $7,164,998 for the three months ended March 31, 2009.
Backlog. The Company’s product backlog (excluding service and supplies) as of March 31, 2010 totaled approximately $762,000 as compared to $714,000 as of March 31, 2009 and $958,000 at December 31, 2009. It is expected that the majority of the backlog at March 31, 2010 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.
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
At March 31, 2010, the Company had current assets of $21,977,004, current liabilities of $6,491,248 and working capital of $15,485,756. The ratio of current assets to current liabilities was 3.4:1.

Net cash provided by operating activities for the three months ended March 31, 2010 was $102,759, compared to net cash used for operating activities of $138,410 for the same period in 2009. The cash provided by operating activities for the three months ended March 31, 2010 resulted from decreases in accounts receivable of $469,530, inventory of $93,542 and deferred revenue of $158,831, plus non-cash items including depreciation and amortization totaling $417,360 and stock based compensation of $483,162, which were offset by the net loss of $1,184,607, an increase in prepaid expenses, other current assets and deposits of $32,820, and decreases in accounts payable of $75,119 and accrued expenses of $227,120.
The net cash used for investing activities for the three months ended March 31, 2010 was $49,642, which consisted of additions to patents, technology and other assets of $8,482 and additions to property and equipment of $41,160, compared to $98,368 in additions to property and equipment for the three months ended March 31, 2009.
Net cash used for financing activities for the three months ended March 31, 2010 was $5,179 relating to taxes paid at restricted stock issuance, compared to $0 for the same period in 2009.
Contractual Obligations
The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

	Payments due by period
		Less than 1
	Total	year	1-3 years	3-5 years	5+ years

Lease Obligations*	$686,594	$394,274	$292,320	$—	$—

Total Contractual Obligations	$686,594	$394,274	$292,320	$—	$—

*	The Company’s lease obligations is shown net of sublease amounts.
Recent Accounting Pronouncements
In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations. In the first quarter of 2010, the Company recorded expenses of approximately $681,000 related to a potential acquisition that was not consummated.
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
The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2010, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the three months ended March 31, 2010:

			Total number of	Maximum dollar
			shares purchased	value of shares
			as part of	that may yet be
	Total number	Average	publicly	purchased under
	of shares	price paid per	announced plans	the plans or
Month of purchase	purchased (1)	share	or programs	programs
January 1 - January 31, 2010	2,506	$1.45	$—	$—
February 1 - February 28, 2010	—	$—	$—	$—
March 1 - March 31, 2010	1,088	$1.42	$—	$—

Total	3,594	$1.44	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc. (Registrant)
Date: May 7, 2010	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date: May 7, 2010	By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks
Executive Vice President of Finance and Chief Financial Officer, Treasurer