Form 10-Q
period 2010-06-30
ICAD INC
filed 2010-08-06
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
As of the close of business on August 3, 2010 there were 45,939,063 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, INC.

iCAD, Inc.
Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$17,196,502	$16,248,031
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 in 2010 and $84,000 in 2009	4,152,492	4,692,614
Inventory, net	865,347	1,094,115
Prepaid expenses and other current assets	440,257	393,490

Total current assets	22,654,598	22,428,250

Property and equipment:
Equipment	2,821,671	2,873,012
Leasehold improvements	74,107	72,612
Furniture and fixtures	344,700	344,700
Marketing assets	292,613	292,613

	3,533,091	3,582,937
Less accumulated depreciation and amortization	2,774,944	2,661,083

Net property and equipment	758,147	921,854

Other assets:
Deposits	32,126	63,194
Patents, net of accumulated amortization	118,605	90,027
Customer relationships, net of accumulated amortization	184,065	200,407
Technology intangibles, net of accumulated amortization	5,538,855	6,093,294
Tradename, net of accumulated amortization	86,800	99,200
Goodwill	43,515,285	43,515,285

Total other assets	49,475,736	50,061,407

Total assets	$72,888,481	$73,411,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$734,706	$1,365,558
Accrued salaries and other expenses	2,712,466	2,199,286
Deferred revenue	3,568,463	3,139,567

Total current liabilities	7,015,635	6,704,411

Long-term warranty expense	19,173	23,275
Long-term deferred revenue	521,472	375,183

Total liabilities	7,556,280	7,102,869

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 45,896,929 in 2010 and 45,746,736 in 2009; outstanding 45,829,053 in 2010 and 45,678,860 in 2009	458,969	457,467
Additional paid-in capital	151,005,516	150,062,733
Accumulated deficit	(85,182,020)	(83,261,294)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)

Total stockholders’ equity	65,332,201	66,308,642

Total liabilities and stockholders’ equity	$72,888,481	$73,411,511

See accompanying notes to consolidated financial statements.

iCAD, INC.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Products	$4,716,434	$4,822,094	$9,928,086	$11,161,715
Service and supplies	1,380,878	907,793	2,689,722	1,733,170

Total revenue	6,097,312	5,729,887	12,617,808	12,894,885

Cost of revenue
Products	557,155	893,086	1,224,635	1,950,987
Service and supplies	165,919	160,131	346,024	359,034

Total cost of revenue	723,074	1,053,217	1,570,659	2,310,021

Gross margin	5,374,238	4,676,670	11,047,149	10,584,864

Operating expenses:
Engineering and product development	1,525,346	1,738,278	3,081,472	3,899,493
Marketing and sales	3,041,584	2,652,312	5,874,747	5,597,433
General and administrative	1,839,908	1,716,083	4,326,153	3,551,394

Total operating expenses	6,406,838	6,106,673	13,282,372	13,048,320

Loss from operations	(1,032,600)	(1,430,003)	(2,235,223)	(2,463,456)

Other income	275,000	—	275,000	—
Interest income — net	21,481	30,750	39,497	65,676

Net loss	$(736,119)	$(1,399,253)	$(1,920,726)	$(2,397,780)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.05)

Weighted average number of shares used in computing loss per share:
Basic and Diluted	45,736,520	45,412,573	45,711,541	45,382,928
See accompanying notes to consolidated financial statements.

iCAD, INC.
Statements of Cash Flows
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss	$(1,920,726)	$(2,397,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	248,618	432,349
Amortization	583,181	584,386
Gain on sale of patent	(275,000)	—
Stock-based compensation	980,865	1,002,722
Changes in operating assets and liabilities:
Accounts receivable	540,122	2,188,980
Inventory	228,768	(30,712)
Prepaid expenses, other current assets and deposits	(15,699)	17,207
Accounts payable	(630,852)	(730,272)
Accrued salaries, warranty and other expenses	509,078	(1,142,698)
Deferred revenue	575,185	293,785

Total adjustments	2,744,266	2,615,747

Net cash provided by operating activities	823,540	217,967

Cash flows from investing activities:
Additions to patents, technology and other	(28,578)	(99,467)
Additions to property and equipment	(84,911)	(62,118)
Proceeds from sale of patent	275,000	—

Net cash provided by (used for) investing activities	161,511	(161,585)

Cash flows from financing activities:
Issuance of common stock for cash	—	3,201
Taxes paid related to restricted stock issuance	(36,580)	—

Net cash provided by (used for) financing activities	(36,580)	3,201

Increase in cash and equivalents	948,471	59,583
Cash and equivalents, beginning of period	16,248,031	13,115,715

Cash and equivalents, end of period	$17,196,502	$13,175,298

See accompanying notes to consolidated financial statements.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2010
(1)	Basis of Presentation and Significant Accounting Policies

Reference should be made to iCAD, Inc.’s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2009 for a comprehensive summary of significant accounting policies.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2010, the results of operations for the three and six month periods ended June 30, 2010 and 2009, and cash flows for the six month periods ended June 30, 2010 and 2009. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 23, 2010. The results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2010
(2)	Net Loss per Common Share

The Company’s basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities, such as common stock equivalents, is anti-dilutive. Common stock equivalent shares consist of common shares issuable upon the exercise of stock options and warrants and vesting of restricted stock. Accordingly, basic and diluted net loss per share is the same for all periods presented. As of June 30, 2010 and 2009, there were 6,184,351 and 6,853,626 shares of common stock, respectively, issuable upon the exercise of stock options and warrants and vesting of restricted stock, which were excluded from the calculation as their effect would have been antidilutive.

(3)	Stock-Based Compensation

The Company follows FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”, (“ASC 718”), for all share-based compensation that was not vested as of January 1, 2006. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The Company issued 530,500 shares of restricted stock and 128,318 stock options in the six months ended June 30, 2010. The restricted stock granted during the first six months of 2010 had a weighted average value of $1.41 per share. The options granted during the first six months of 2010 had a weighted average exercise price of $1.58 per share. The weighted average fair value of options granted during this six month period was $0.64 per share and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 68.34%, expected term of 3.5 years, risk-free interest rate of 2.41%, and expected dividend yield of 0%. The average expected life was calculated using the Company’s historical average life. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company recorded $980,865 for share-based compensation for the six months ended June 30, 2010.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2010
(3)	Stock-Based Compensation (continued)

For the same period in 2009, the Company issued 169,483 stock options. The Company did not issue any shares of restricted stock during this six month period in 2009. The options granted during the first six months of 2009 had a weighted average exercise price of $1.13 per share. The weighted average fair value of options granted during the six month period ended June 30, 2009 was $0.42 per share and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 1.69%, and expected dividend yield of 0%. The Company recorded $1,002,722 for share-based compensation for the six months ended June 30, 2009.

As of June 30, 2010 there was approximately $1,413,000 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of three years.

The Company’s aggregate intrinsic value of options outstanding at June 30, 2010 was $827,190. The aggregate intrinsic value of restricted stock outstanding at June 30, 2010 was $1,781,541.
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

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2010
(4)	Fair Value Measurements (continued)
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In accordance with ASC 820, the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2010 are cash equivalents. The cash equivalents are measured using level one inputs.

(5)	Commitments and Contingencies

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The CRA has the right to pursue the matter until July 2017. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual was recorded as of June 30, 2010.

(6)	Income Taxes

At June 30, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2010. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. On July 8, 2010, the Company was notified by the Internal Revenue Service of its intent to examine the tax returns for the 2008 tax year. Management cannot reasonably determine the results of this examination, if any, at this time. The Company is not under examination for any additional open tax years by the Internal Revenue Service or any other state and federal jurisdictions.

iCAD, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2010
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

The Company’s goodwill arose in connection with its acquisitions in June 2002 and in December 2003. The Company operates in one segment and as one reporting unit since its products perform the same basic function, have common sales channels and/or resellers, and are developed and supported by one central staff. Therefore, the Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists. The Company performed the step one fair value comparison as of October 1, 2009 and the Company’s market capitalization exceeded its carrying value. At June 30, 2010, the Company’s market capitalization exceeded its carrying value.

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

ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations. In the first six months of 2010, the Company recorded expenses of approximately $751,000 primarily related to a potential acquisition that was not consummated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the SEC. The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.
Results of Operations
Overview
iCAD is an industry-leading provider of advanced image analysis and workflow solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, expandable Computer-Aided Detection (CAD) systems and workflow solutions for mammography (film-based, digital radiography (DR) and computed radiography (CR), Magnetic Resonance Imaging (MRI), and Computed Tomography (CT)). iCAD’s solutions aid in the early detection of the most prevalent cancers including breast, prostate and colon cancer. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Computer-enhanced breast and prostate MRI analysis streamlines case interpretation workflow and generates more robust information for more effective patient treatment. CAD for mammography screening is also reimbursable in the U.S. under federal and most third-party insurance programs. Since receiving approval from the U.S. Food and Drug Administration (“FDA”) for the Company’s first breast cancer detection product in January 2002, over thirty eight hundred of iCAD’s CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.
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
iCAD has applied its patented detection technology and algorithms to the development of CAD solutions for use with virtual colonoscopy or CT Colonography (CTC) to improve the detection of colonic polyps. The Company’s pattern recognition and image analysis expertise are readily applicable to colonic polyp detection and the Company has developed a CTC CAD solution. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years. Based on the results of the National CT Colonography trial, the Company expects that the market for virtual colonoscopy will grow along with the procedures for early detection of colon cancer. This trial demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to a colonoscopy. CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has developed Veralook™, a product for computer aided detection of polyps in the colon using CTC and completed the clinical testing of its CTC CAD product in the first quarter of 2009. The Company filed a 510(k) application with the FDA in May 2009 seeking FDA clearance to market Veralook in the U.S. and received FDA clearance on August 4, 2010. Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.
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
Quarter Ended June 30, 2010 compared to Quarter Ended June 30, 2009 and Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009
Revenue. Total revenue for the three month period ended June 30, 2010 was $6,097,312 compared with revenue of $5,729,887 for the three month period ended June 30, 2009, for an increase of $367,425 or 6.4%. Total revenue for the six month period ended June 30, 2010 was $12,617,808 compared with revenue of $12,894,885 for the six month period ended June 30, 2009, for a slight decrease of $277,077 or 2.1%. These results for the three and six month periods were due primarily to an increase in digital and MRI CAD revenue and in service and supply revenue, offset by a decline in film-based CAD revenue.
The Company’s digital and MRI CAD revenue for the second quarter of 2010 increased $891,921 or 28.8%, to $3,991,346, compared to revenue of $3,099,425 in the same period in 2009. Revenue during the second quarter of 2009 was particularly soft due to the weakened economy and budget freezes in healthcare capital spending. The Company’s digital and MRI CAD revenue for the six months ended June 30, 2010 increased $280,082 or 3.6%, to $8,156,628, compared to revenue of $7,876,546 in the same period in 2009.

Revenue from iCAD’s film based products for the three and six month periods ended June 30, 2010 decreased 57.9% and 46.1%, respectively, to $725,088 and $1,771,458, compared to $1,722,669 and $3,285,169 in the three and six month periods ended June 30, 2009. This decrease can be attributed to current economic conditions and deferred hospital spending, as the majority of film-based revenue is derived from sales of the Company’s TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. The TotalLook MammoAdvantage product is typically sold as customers are preparing to go digital. In addition, the demand for film-based products and accessories continues to decline as the marketplace continues to transition to digital technologies.
Service and supply revenue for the three and six month periods ended June 30, 2010 increased 52.1% and 55.2%, respectively, to $1,380,878 and $2,689,722, compared to $907,793 and $1,733,170 in the three and six month periods ended June 30, 2009. The increase in the Company’s service and supply revenue is due primarily to increased service contract revenue on the Company’s growing installed base of products as customers migrate from warranty to service contracts, and to renewed service contract agreements. Service contract revenue as a percentage of the Company’s total service and supply revenue for the three and six months ended June 30, 2010 represented 94% and 91%, respectively, compared to 92% and 93% for the same periods of 2009.

	Three months ended June 30,
	2010	2009	Change	% Change
Digital & MRI CAD revenue	$3,991,346	$3,099,425	$891,921	28.8%
Film based revenue	725,088	1,722,669	(997,581)	-57.9%
Service & supply revenue	1,380,878	907,793	473,085	52.1%

Total revenue	$6,097,312	$5,729,887	$367,425	6.4%

	Six months ended June 30,
	2010	2009	Change	% Change
Digital & MRI CAD revenue	$8,156,628	$7,876,546	$280,082	3.6%
Film based revenue	1,771,458	3,285,169	(1,513,711)	-46.1%
Service & supply revenue	2,689,722	1,733,170	956,552	55.2%

Total revenue	$12,617,808	$12,894,885	$(277,077)	-2.1%

Gross Margin. Gross margin increased to 88.1% and 87.6% for the three and six month periods ended June 30, 2010 compared to 81.6% and 82.1%, respectively, in the same three and six month periods in 2009. The increase in total gross margin is primarily attributable to component cost reductions, the realization of some average selling price increases, overhead cost reduction efforts and lower repair costs related to service contracts on a growing installed base of digital products and the new TotalLook MammoAdvantage product. Gross margin on product revenue increased to 88.2% and 87.7% for the three and six months ended June 30, 2010 compared to 81.5% and 82.5%, respectively, in the same period in 2009. Gross margin on service and supply revenue increased to 88.0% and 87.1% for the three and six month periods ended June 30, 2010 compared to 82.4 and 79.3%, respectively, in the same three and six month periods in 2009.

Engineering and Product Development. Engineering and product development costs for the three and six month periods ended June 30, 2010 decreased by $212,932 or 12.2% and $818,021 or 21.0%, respectively, from $1,738,278 and $3,899,493 in 2009 to $1,525,346 and $3,081,472, respectively, in 2010. The decrease in engineering and product development costs during the three and six month periods ended June 30, 2010 was primarily due to decreases in compensation related expenses of $86,000 and $301,000, respectively, resulting primarily from staff reductions, and in consulting services of $28,000 and $340,000 principally relating to the licensing and clinical trial costs for the Company’s CT Colon product which was completed in the first quarter of 2009. In addition, during the three and six month periods, the Company recorded decreases in legal, depreciation and various other expenses totaling $99,000 and $177,000, respectively.
Marketing and Sales. Marketing and sales expense for the three and six month periods ended June 30, 2010 increased by $389,272 or 14.7% and $277,314 or 5.0%, respectively, from $2,652,312 and $5,597,433 in 2009 to $3,041,584 and $5,874,747, respectively, in 2010. The increase in marketing and sales expense during this three and six month period was primarily due to the increase of $252,000 and $278,000, respectively, in consulting services, an increase in compensation related expenses of $219,000 and $226,000, and in sales commissions of $62,000 and $41,000 due to the increase in revenue during the second quarter of 2010. These increases were offset by decreases in public relations, tradeshow, marketing, depreciation, and various administrative expenses totaling $144,000 and $268,000, respectively, for the three and six month periods ended June 30, 2010.
General and Administrative. General and administrative expenses for the three and six month periods ended June 30, 2010 increased by $123,825 or 7.2%, and $774,759 or 21.8%, respectively, from $1,716,083 and $3,551,394 in 2009 to $1,839,908 and $4,326,153, respectively, in 2010. The increase in general and administrative expense during this three and six month period of 2010 was due primarily to an increased bonus accrual of $184,000 and $189,000, respectively, and in legal and professional fees of $70,000 and $751,000 associated primarily with a potential acquisition that was not consummated. This increase in general and administrative expense was offset by decreases in consulting, legal, taxes and various other administrative expenses totaling $130,000 and $165,000, respectively, for the three and six month periods ended June 30, 2010.
Other Income: During the second quarter of 2010 the Company received a one-time payment of $275,000 related to the sale of a patent that was acquired as part of the Qualia Computing, Inc. acquisition in 2003. The patent is for technology that is outside of the medical device industry and unrelated to the Company’s core business.
Interest Income/Expense. Net interest income for the three and six month periods ended June 30, 2010 decreased by $9,269 and $26,179, respectively, from $30,750 and $65,676 in 2009 to $21,481 and $39,497 in the same period of 2010. The decrease in interest income is due primarily to the reduction of the interest rate earned from the Company’s money market accounts.
Net Loss. As a result of the foregoing, the Company recorded a net loss of ($736,119) or ($0.02) per share for the three month period ended June 30, 2010 on revenue of $6,097,312, compared to a net loss of ($1,399,253) or ($0.03) per share for the three month period ended June 30, 2009 on revenue of $5,729,887. The net loss for the six months ended June 30, 2010 was ($1,920,726) or ($0.04) per share on revenue of $12,617,808, compared to a net loss of ($2,397,780) or ($0.05) per share on revenue of $12,894,885 for the six months ended June 30, 2009.

Backlog. The Company’s product backlog (excluding service and supplies) as of June 30, 2010 totaled approximately $583,000 as compared to $511,000 at June 30, 2009 and $762,000 at March 31, 2010. It is expected that the majority of the backlog at June 30, 2010 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.
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
At June 30, 2010, the Company had current assets of $22,654,598, current liabilities of $7,015,635 and working capital of $15,638,963. The ratio of current assets to current liabilities was 3.2:1.
Net cash provided by operating activities for the six months ended June 30, 2010 was $823,540, compared to net cash provided by operating activities of $217,967 for the same period in 2009. The cash provided by operating activities for the six months ended June 30, 2010 resulted from decreases in accounts receivable of $540,122, inventory of $228,768, accrued expenses of $509,078 and deferred revenue of $575,185, plus non-cash items including depreciation and amortization totaling $831,799 and stock based compensation of $980,865, which were offset by the net loss of $1,920,726, the gain on the sale of a patent of $275,000, an increase in prepaid expenses, other current assets and deposits of $15,699 and a decrease in accounts payable of $630,852.
The net cash provided by investing activities for the six months ended June 30, 2010 was $161,511, which consisted of proceeds from the sale of a patent of $275,000 offset by additions to patents, technology and other assets of $28,578 and additions to property and equipment of $84,911, compared to net cash used for investing activities for the six months ended June 30, 2009 of $161,585, which consisted of additions to patents, technology and other assets of $99,467 and additions to property and equipment of $62,118.
Net cash used for financing activities for the six months ended June 30, 2010 was $36,580 relating to taxes paid with respect to the issuance of restricted stock, compared to net cash provided by financing activities for the six months ended June 30, 2009 of $3,201 due to cash received from the issuance of common stock relating to the exercise of stock options.

Contractual Obligations
The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations at June 30, 2010.

	Payments due by period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	5+ years
Lease Obligations*	$555,169	$262,849	$292,320	$—	$—

Total Contractual Obligations	$555,169	$262,849	$292,320	$—	$—

*	The Company’s lease obligations is shown net of sublease amounts.
Recent Accounting Pronouncements
Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations. In the first six months of 2010, the Company recorded expenses of approximately $751,000 primarily related to a potential acquisition that was not consummated.

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
The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2010, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.
PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the three months ended June 30, 2010:

Total number
			of shares	Maximum
			purchased as	dollar value of
			part of publicly	shares that may
	Total number	Average	announced	yet be purchaed
	of shares	price paid per	plans or	under the plans
Month of purchase	purchased (1)	share	programs	or programs
April 1 - April 30, 2010	—	$—	$—	$—
May 1 - May 31, 2010	—	$—	$—	$—
June 1 - June 30, 2010	21,959	$1.43	$—	$—

Total	21,959	$1.43	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)
Date: August 6, 2010	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date: August 6, 2010	By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks
Executive Vice President of Finance and Chief Financial Officer, Treasurer and Secretary