Form 10-Q
period 2010-09-30
ICAD INC
filed 2010-11-09
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
As of the close of business on November 8, 2010 there were 45,967,370 shares outstanding of the registrant ‘s Common Stock, $.01 par value.

iCAD, INC.

iCAD, Inc.
Balance Sheets
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$18,115,731	$16,248,031
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 in 2010 and $84,000 in 2009	3,118,398	4,692,614
Inventory, net	701,507	1,094,115
Prepaid expenses and other current assets	503,270	393,490

Total current assets	22,438,906	22,428,250

Property and equipment:
Equipment	2,848,598	2,873,012
Leasehold improvements	74,107	72,612
Furniture and fixtures	344,700	344,700
Marketing assets	292,613	292,613

	3,560,018	3,582,937
Less accumulated depreciation and amortization	2,773,640	2,661,083

Net property and equipment	786,378	921,854

Other assets:
Deposits	32,126	63,194
Patents, net of accumulated amortization	118,536	90,027
Customer relationships, net of accumulated amortization	175,894	200,407
Technology intangibles, net of accumulated amortization	5,261,636	6,093,294
Tradename, net of accumulated amortization	80,600	99,200
Goodwill	43,515,285	43,515,285

Total other assets	49,184,077	50,061,407

Total assets	$72,409,361	$73,411,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,109,758	$1,365,558
Accrued salaries and other expenses	2,704,726	2,199,286
Deferred revenue	3,912,418	3,139,567

Total current liabilities	7,726,902	6,704,411

Long-term warranty expense	17,088	23,275
Long-term deferred revenue	479,035	375,183

Total liabilities	8,223,025	7,102,869

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 46,012,496 in 2010 and 45,746,736 in 2009; outstanding 45,944,620 in 2010 and 45,678,860 in 2009	460,125	457,467
Additional paid-in capital	151,251,081	150,062,733
Accumulated deficit	(86,574,606)	(83,261,294)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)

Total stockholders’ equity	64,186,336	66,308,642

Total liabilities and stockholders’ equity	$72,409,361	$73,411,511

See accompanying notes to consolidated financial statements.

iCAD, Inc.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Products	$4,059,327	$6,084,567	$13,987,413	$17,246,281
Service and supplies	1,527,030	1,021,703	4,216,752	2,754,874

Total revenue	5,586,357	7,106,270	18,204,165	20,001,155

Cost of revenue
Products	544,767	917,481	1,769,402	2,864,806
Service and supplies	166,750	164,505	512,774	527,201

Total cost of revenue	711,517	1,081,986	2,282,176	3,392,007

Gross margin	4,874,840	6,024,284	15,921,989	16,609,148

Operating expenses:
Engineering and product development	1,714,474	1,702,263	4,795,946	5,601,756
Marketing and sales	2,766,646	2,577,319	8,641,393	8,174,752
General and administrative	1,804,926	1,654,909	6,131,079	5,206,303

Total operating expenses	6,286,046	5,934,491	19,568,418	18,982,811

Income (loss) from operations	(1,411,206)	89,793	(3,646,429)	(2,373,663)

Other income	—	—	275,000	—
Interest income (expense) — net	18,620	22,965	58,117	88,641

Net income (loss)	$(1,392,586)	$112,758	$(3,313,312)	$(2,285,022)

Net income (loss) per share
Basic and Diluted	$(0.03)	$0.00	$(0.07)	$(0.05)
Diluted	$(0.03)	$0.00	$(0.07)	$(0.05)

Weighted average number of shares used in computing income (loss) per share
Basic	45,921,952	45,620,763	45,782,449	45,463,078
Diluted	45,921,952	46,101,765	45,782,449	45,463,078
See accompanying notes to consolidated financial statements.

iCAD, INC.
Statements of Cash Flows
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(3,313,312)	$(2,285,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	367,137	604,095
Amortization	874,839	877,220
Gain on sale of patent	(275,000)	—
Stock based compensation	1,261,225	1,494,894
Changes in operating assets and liabilities:
Accounts receivable	1,574,216	1,186,459
Inventory	392,608	156,424
Prepaid expenses, other current assets and deposits	(78,712)	(70,098)
Accounts payable	(255,800)	(1,206,057)
Accrued salaries, warranty and other expenses	499,253	(1,012,598)
Deferred revenue	876,703	813,885

Total adjustments	5,236,469	2,844,224

Net cash provided by operating activities	1,923,157	559,202

Cash flows from investing activities:
Additions to patents, technology and other	(28,578)	(88,549)
Additions to property and equipment	(231,659)	(126,544)
Proceeds from sale of patent	275,000	—

Net cash provided by (used for) investing activities	14,763	(215,093)

Cash flows from financing activities:
Issuance of common stock for cash	—	23,494
Taxes paid related to restricted stock issuance	(70,220)	—

Net cash provided by (used for) financing activities	(70,220)	23,494

Increase in cash and equivalents	1,867,700	367,603
Cash and equivalents, beginning of period	16,248,031	13,115,715

Cash and equivalents, end of period	$18,115,731	$13,483,318

See accompanying notes to consolidated financial statements.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2010
(1)	Basis of Presentation and Significant Accounting Policies
Reference should be made to iCAD, Inc.’s (“iCAD”, “Company”, “we”, “our” or “us”) Annual Report on Form 10-K for the year ended December 31, 2009 for a comprehensive summary of significant accounting policies.
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2010 and 2009, and cash flows for the nine month periods ended September 30, 2010 and 2009. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 23, 2010. The results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.
In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2010
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
A summary of the Company’s calculation of net (loss) income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net (loss) income	$(1,392,586)	$112,758	$(3,313,312)	$(2,285,022)

Basic shares used in the calculation of net (loss) income per share	45,921,952	45,620,763	45,782,449	45,463,078

Effect of dilutive securities:
Stock options	—	327,574	—	—
Restricted stock	—	153,428	—	—

Diluted shares used in the calculation of net (loss) income per share	45,921,952	46,101,765	45,782,449	45,463,078

Net loss per share — basic	$(0.03)	$0.00	$(0.07)	$(0.05)

Net loss per share — diluted	$(0.03)	$0.00	$(0.07)	$(0.05)

The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net (loss) income per share because such shares are antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock options	5,239,307	3,157,678	5,239,307	5,341,355
Stock warrants	—	936,111	—	936,111
Restricted stock	800,242	31,500	800,242	496,487

	6,039,549	4,125,289	6,039,549	6,773,953

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2010
(3)	Stock-Based Compensation
The Company follows FASB Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation”, (“ASC 718”), for all share-based compensation that was not vested as of January 1, 2006. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
The Company issued 530,500 shares of restricted stock and 186,018 stock options in the nine months ended September 30, 2010. The restricted stock granted during the first nine months of 2010 had a weighted average fair value of $1.41 per share. The options granted during the first nine months of 2010 had a weighted average exercise price of $1.65 per share. The weighted average fair value of options granted during this nine month period was $0.69 per share and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 69.17%, expected term of 3.5 years, risk-free interest rate of 2.14%, and expected dividend yield of 0%. The average expected life was calculated using the Company’s historical average life. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company recorded $1,261,225 for share-based compensation for the nine months ended September 30, 2010.
For the same period in 2009, the Company issued 241,379 stock options. The Company did not issue any shares of restricted stock during this nine month period in 2009. The options granted during the first nine months of 2009 had a weighted average exercise price of $1.17 per share. The weighted average fair value of options granted during the nine month period ended September 30, 2009 was $0.43 per share and was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 62.8%, expected term of 3.5 years, risk-free interest rate of 1.95%, and expected dividend yield of 0%. The Company recorded $1,494,894 for share-based compensation for the nine months ended September 30, 2009.
As of September 30, 2010, there was approximately $1,179,000 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of three years.
The Company’s aggregate intrinsic value of options outstanding at September 30, 2010 was $488,616. The aggregate intrinsic value of restricted stock outstanding at September 30, 2010 was $1,400,424.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2010
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
In accordance with ASC 820, the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2010 are cash equivalents. The cash equivalents are measured using level one inputs.
(5)	Commitments and Contingencies
In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The CRA has the right to pursue the matter until July 2017. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual was recorded as of September 30, 2010.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2010
(6)	Income Taxes
At September 30, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2010. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. On July 8, 2010, the Company was notified by the Internal Revenue Service of its intent to examine the tax returns for the 2008 tax year. Management cannot reasonably determine the results of this examination, if any, at this time. The Company is not under examination for any additional open tax years by the Internal Revenue Service or any other state and federal jurisdictions.
(7)	Goodwill
In accordance with FASB ASC Topic 350-20, “Intangibles — Goodwill and Other”, the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, changes in its results of operations and changes in its forecasts or market expectation relating to future results.
The Company’s goodwill arose in connection with its acquisitions in June 2002 and in December 2003. The Company operates in one segment and as one reporting unit since its products perform the same basic function, have common sales channels and/or resellers, and are developed and supported by one central staff. Therefore, the Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists. The Company performed the step one fair value comparison as of October 1, 2010 and the Company’s market capitalization exceeded its carrying value.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2010
(8)	Recent Accounting Pronouncements
Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations. In the first nine months of 2010, the Company recorded expenses of approximately $1,140,000 primarily related to a potential acquisition that was not consummated and another that was under evaluation.

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
Results of Operations
Overview
iCAD is an industry-leading provider of advanced image analysis and workflow solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, expandable Computer-Aided Detection (CAD) systems and workflow solutions for mammography (film-based, digital radiography (DR) and computed radiography (CR), Magnetic Resonance Imaging (MRI), and Computed Tomography (CT)). iCAD’s solutions aid in the early detection of the most prevalent cancers including breast, prostate and colon cancer. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Computer-enhanced breast and prostate MRI analysis streamlines case interpretation workflow and generates more robust information for more effective patient treatment. CAD for mammography screening is also reimbursable in the U.S. under federal and most third-party insurance programs. Since receiving approval from the U.S. Food and Drug Administration (“FDA”) for the Company’s first breast cancer detection product in January 2002, over thirty nine hundred of iCAD’s CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.
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
iCAD has applied its patented detection technology and algorithms to the development of CAD solutions for use with virtual colonoscopy or CT Colonography (CTC) to improve the detection of colonic polyps. The Company’s pattern recognition and image analysis expertise are readily applicable to colonic polyp detection and the Company has developed a CTC CAD solution. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years. Based on the results of the National CT Colonography trial, the Company expects that the market for virtual colonoscopy will grow along with the procedures for early detection of colon cancer. This trial demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to a colonoscopy. CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has developed Veralook™, a product for computer aided detection of polyps in the colon using CTC and completed the clinical testing of its CTC CAD product in the first quarter of 2009. The Company filed a 510(k) application with the FDA in May 2009 seeking FDA clearance to market Veralook in the U.S and received FDA clearance on August 4, 2010. Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.
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
Quarter Ended September 30, 2010 compared to Quarter Ended September 30, 2009 and Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
Revenue. Total revenue for the three and nine month periods ended September 30, 2010 was $5,586,357 and $18,204,165, respectively, compared with revenue of $7,106,270 and $20,001,155 for the three and nine month periods ended September 30, 2009, for a decrease of $1,519,913 and $1,796,990 or 21.4% and 9.0%, respectively. The decrease in revenue, for the three and nine month periods ended September 30, 2010, was due primarily to the decrease in digital and MRI CAD and film-based revenue partially offset by an increase in service and supply revenue.
The Company’s digital and MRI CAD revenue for the three and nine month periods ended September 30, 2010 decreased $1,497,449 and $1,217,366, or 31.1% and 9.6%, respectively, to $3,311,234 and $11,467,862, compared to sales of $4,808,683 and $12,685,228, respectively, in the same periods in 2009. The decrease in digital and MRI CAD revenue was largely the result of a combination of having a key OEM customer out of the market awaiting FDA approval of their new digital mammography system, and to the weakened economy as well as to continued budget constraints in healthcare capital spending.
Revenue from iCAD’s film based products for the three and nine month periods ended September 30, 2010 decreased 41.4% and 44.8%, respectively, to $748,093 and $2,519,551, compared to $1,275,884 and $4,561,053 in the three and nine month periods ended September 30, 2009. This decrease can be attributed to the softer demand for full field digital mammography systems which affects sales of TotalLook MammoAdvantage, current economic conditions and constraints in healthcare capital spending. The majority of film-based revenue is derived from sales of the Company’s TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. The TotalLook MammoAdvantage product is typically sold as customers are preparing to go digital. In addition, the demand for film-based products and accessories continues to decline as the marketplace continues to transition to digital technologies.

Service and supply revenue for the three and nine month periods ended September 30, 2010 increased 49.5% and 53.1%, respectively, to $1,527,030 and $4,216,752, compared to $1,021,703 and $2,754,874 in the same periods in 2009. The increase in the Company’s service and supply revenue is due primarily to increased service contract revenue on the Company’s growing installed base of products as customers migrate from warranty to service contracts, and to renewed service contract agreements. Service contract revenue as a percentage of the Company’s total service and supply revenue for the three and nine months ended September 30, 2010 represented 95% and 93%, respectively, compared to 91% and 92% for the same periods of 2009.

	Three months ended September 30,
	2010	2009	Change	% Change
Digital & MRI CAD revenue	$3,311,234	$4,808,683	$(1,497,449)	-31.1%
Film based revenue	748,093	1,275,884	(527,791)	-41.4%
Service & supply revenue	1,527,030	1,021,703	505,327	49.5%

Total revenue	$5,586,357	$7,106,270	$(1,519,913)	-21.4%

	Nine months ended September 30,
	2010	2009	Change	% Change
Digital & MRI CAD revenue	$11,467,862	$12,685,228	$(1,217,366)	-9.6%
Film based revenue	2,519,551	4,561,053	(2,041,502)	-44.8%
Service & supply revenue	4,216,752	2,754,874	1,461,878	53.1%

Total revenue	$18,204,165	$20,001,155	$(1,796,990)	-9.0%

Gross Margin. Gross margin increased to 87.3% and 87.5% for the three and nine month periods ended September 30, 2010 compared to 84.8% and 83.0%, respectively, in the same three and nine month periods in 2009. The increase in total gross margin is primarily attributable to component cost reductions, the realization of some average selling price increases, and lower repair costs related to service contracts on a growing installed base of products.
Engineering and Product Development. Engineering and product development costs for the three month period ended September 30, 2010 increased slightly by $12,211, from $1,702,263 in 2009 to $1,714,474 in 2010. The increase in engineering and product development costs during this three month period was primarily due to the increase in subcontract services of $110,000, consulting services of $77,000 and licensing, data collection and travel expenses of $18,000 principally relating to new product development. These increases were partially offset by decreases in stock based and other compensation related expenses of $140,000 resulting primarily from staff reductions, as well as reductions in rent and legal expenses of $42,000, and various other expenses totaling $11,000.

Engineering and Product Development. Engineering and product development costs for the nine month period ended September 30, 2010 decreased by $805,810 or 14.4%, from $5,601,756 in 2009 to $4,795,946 in 2010. The decrease in engineering and product development costs during this nine month period was primarily due to decreases of $469,000 in stock based and other compensation related expenses resulting primarily from staff reductions, and in subcontracting services of $442,000 principally relating to the licensing and clinical trial costs for the Company’s CT Colon product which was completed in the first quarter of 2009. In addition, during the 2010 nine month period, the Company recorded decreases in legal costs of $97,000, in rent expense of $65,000 and in depreciation and various other expenses totaling $84,000. These decreases were partially offset by increases in consulting expenses of $173,000, subcontracting services of $159,000 and licensing and data collection expenses of $19,000, principally relating to new product development.
Marketing and Sales. Marketing and sales expense for the three and nine month periods ended September 30, 2010 increased by $189,327 or 7.3% and $466,641 or 5.7%, respectively, from $2,577,319 and $8,174,752 in 2009 to $2,766,646 and $8,641,393, respectively, in 2010. The increase in marketing and sales expense during the three and nine month periods of 2010 was primarily due to the increase in compensation related expenses for existing employees of $199,000 and $424,000, respectively, an increase in sales commissions of $51,000 and $91,000 and increases in consulting, advertising, education expenses and various marketing expenses totaling $16,000 and $174,000, respectively, principally relating to marketing consulting services incurred in the second quarter of 2010. These increases were partially offset by decreases in depreciation, freight and various administrative expenses totaling $77,000 and $222,000, respectively.
General and Administrative. General and administrative expenses for the three and nine month periods ended September 30, 2010 increased by $150,017 or 9.1%, and $924,776 or 17.8%, respectively, from $1,654,909 and $5,206,303 in 2009 to $1,804,926 and $6,131,079, respectively, in 2010. The increase in general and administrative expense during this three and nine month periods of 2010 was due primarily to an increase in legal and professional fees of $303,000 and $1,054,000 associated primarily with a potential acquisition that was not consummated and evaluation of another potential acquisition, increases in compensation related expenses of $71,000 and $296,000, and in provisions for taxes and various administrative expenses totaling $95,000 and $27,000, respectively. The increases in general and administrative expense during this three and nine month periods of 2010 were partially offset by a decrease in stock based compensation expense of $178,000 and $179,000, respectively, principally due to the completion of the three year vesting period on the awards of restricted stock and stock options that were granted to the executive officers of the Company in July 2007. In addition, during the three and nine month periods of 2010, the Company recorded decreases in legal, professional and consulting services totaling $108,000 and $209,000, respectively, and in insurance costs of $33,000 and $65,000, respectively.

Other Income: During the second quarter of 2010 the Company received a one-time payment of $275,000 related to the sale of a non-core patent that was acquired as part of the Qualia Computing, Inc. acquisition in 2003. The patent is for technology that is outside of the medical device industry and unrelated to the Company’s core business.
Interest Income/Expense. Net interest income for the three and nine month periods ended September 30, 2010 decreased by $4,345 and $30,524, respectively, from $22,965 and $88,641 in 2009 to $18,620 and $58,117 in the same periods of 2010. The decrease in interest income is due primarily to the reduction of the interest rate earned from the Company’s money market accounts.
Net Income/(Loss). As a result of the foregoing, the Company recorded a net loss of ($1,392,586) or ($0.03) per share for the three month period ended September 30, 2010 on revenue of $5,586,357, compared to net income of $112,758 or $0.00 per diluted share for the three month period ended September 30, 2009 on revenue of $7,106,270. The net loss for the nine months ended September 30, 2010 was ($3,313,312) or ($0.07) per share on revenue of $18,204,165, compared to a net loss of ($2,285,022) or ($0.05) per share on revenue of $20,001,155 for the nine months ended September 30, 2009.
Backlog. The Company’s product backlog (excluding service and supplies) as of September 30, 2010 totaled approximately $483,000 as compared to $663,000 at September 30, 2009 and $583,000 at June 30, 2010. It is expected that the majority of the backlog at September 30, 2010 will be shipped within the current fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.
Liquidity and Capital Resources
The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand and projected cash balances from continuing operations. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.
At September 30, 2010, the Company had current assets of $22,438,906, current liabilities of $7,726,902 and working capital of $14,712,004. The ratio of current assets to current liabilities was 2.9:1.
Net cash provided by operating activities for the nine months ended September 30, 2010 was $1,923,157, compared to net cash provided by operating activities of $559,202 for the same period in 2009. The cash provided by operating activities for the nine months ended September 30, 2010 resulted from decreases in accounts receivable of $1,574,216, inventory of $392,608, accrued expenses of $499,253 and deferred revenue of $876,703, plus non-cash items including depreciation and amortization totaling $1,241,976 and stock based compensation of $1,261,225, which were offset by the net loss of $3,313,312, the gain on the sale of a patent of $275,000, an increase in prepaid expenses, other current assets and deposits of $78,712 and a decrease in accounts payable of $255,800.

The net cash provided by investing activities for the nine months ended September 30, 2010 was $14,763, which consisted of proceeds from the sale of a patent of $275,000 offset by additions to patents, technology and other assets of $28,578 and additions to property and equipment of $231,659, compared to net cash used for investing activities for the nine months ended September 30, 2009 of $215,093, which consisted of additions to patents, technology and other assets of $88,549 and additions to property and equipment of $126,544.
Net cash used for financing activities for the nine months ended September 30, 2010 was $70,220 relating to taxes paid with respect to the issuance of restricted stock, compared to net cash provided by financing activities for the nine months ended September 30, 2009 of $23,494 due to cash received from the issuance of common stock relating to the exercise of stock options.
Contractual Obligations
The following table summarizes, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations at September 30, 2010.

	Payments due by period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	5+ years
Lease Obligations*	$423,745	$131,425	$292,320	$—	$—

Total Contractual Obligations	$423,745	$131,425	$292,320	$—	$—

*	The Company’s lease obligations is shown net of sublease amounts.
Recent Accounting Pronouncements
Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations. In the first nine months of 2010, the Company recorded expenses of approximately $1,140,000 primarily related to a potential acquisition that was not consummated and another that was under evaluation.

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
The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2010, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table represents information with respect to purchases of common stock made by the Company during the three months ended September 30, 2010:

			Total number of	Maximum dollar
			shares purchased	value of shares
			as part of	that may yet be
	Total number	Average	publicly	purchaed under
	of shares	price paid per	announced plans	the plans or
Month of purchase	purchased (1)	share	or programs	programs
July 1 – July 31, 2010	14,992	$2.00	$—	$—
August 1 – August 31, 2010	1,403	$1.94	$—	$—
September 1 – September 30, 2010	540	$1.73	$—	$—

Total	16,935	$1.89	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc. (Registrant)
Date: November 9, 2010	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date: November 9, 2010	By:	/s/ Darlene M. Deptula-Hicks
Darlene M. Deptula-Hicks
Executive Vice President of Finance and Chief Financial Officer, Treasurer