Form 10-K
period 2010-12-31
ICAD INC
filed 2011-03-31
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on June 30, 2010 was $69,152,746.  Shares of voting stock held by each officer and director and by each person who, as of June 30, 2010, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 15, 2011, the registrant had 54,421,866 shares of Common Stock outstanding.

Documents Incorporated by Reference:  None.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements.  These risks and uncertainties include, but are not limited to, the Company’s ability to defend itself in litigation matters, the Company’s ability to identify a replacement for the Axxent FlexiShield mini, the risks related to the Company’s acquisition of Xoft including, the expected benefits of the acquisition may not be achieved in a timely manner, or at all, the Xoft business operations may not be successfully integrated with iCAD’s and iCAD may be unable to achieve the expected synergies, business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy or markets served by the Company and other risks detailed in this report and in the Company’s  other filings with the United States Securities and Exchange Commission (“SEC”).  The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  Unless the context otherwise requires, the terms “iCAD”, “Company”, “we”, “our” and “us” means iCAD, Inc. and any consolidated subsidiaries.

PART I

Item 1.                      Business.

General

iCAD was founded in 1984 as Howtek, Inc. (“Howtek”).  Howtek developed, manufactured and marketed digitizing systems, also referred to as scanners, across multiple industries.  In 2001, foreseeing a decline in the graphic arts and photo finishing industries, the Company elected to focus its efforts solely on the medical imaging industry with increased product offerings. This goal was advanced in June 2002 and December 2003 with the Company’s respective acquisitions of Intelligent Systems Software, Inc. (“ISSI”), a privately held company based in Florida and Qualia Computing, Inc. (“Qualia”), a privately held company based in Ohio, and its subsidiaries, including CADx Systems, Inc. (together “CADx”), both Company’s offering approved Computer-Aided Detection (“CAD”) for breast cancer detection.  These acquisitions brought together two of the three companies with clearance by the United States Food and Drug Administration (“FDA”) to market CAD solutions for breast cancer in the United States (“U.S.”).

Since that time the Company has established itself as an industry-leading provider of CAD solutions for mammography. iCAD offers a comprehensive range of high-performance upgradeable products for use with mammography (digital radiography, computed radiography and film-based).  These solutions enable radiologists to better serve patients by identifying pathologies and pinpointing cancer earlier. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow.  Since iCAD received FDA clearance for its first breast cancer detection product in January 2002, more than 4,000 iCAD systems have been placed in healthcare sites worldwide.

iCAD is also applying its patented detection technology and algorithms to the development of CAD solutions for use with virtual colonoscopy or CT Colonography (“CTC”) to improve the detection of colonic polyps. The Company’s pattern recognition and image analysis expertise are readily applicable to colonic polyp detection and the Company has developed a CTC CAD solution. The Company completed clinical testing of its CTC CAD product in the first quarter of 2009 and in August 2010 became the first CAD technology product to receive FDA clearance for use with CTC.

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

On December 30, 2010, the Company completed the acquisition of Xoft, Inc. (“Xoft”), a privately held company based in California.  The Company acquired 100% of the outstanding stock of Xoft in exchange for 8,348,501 shares of the Company’s common stock and approximately $1,183,000 in cash, for a total consideration at closing of approximately $12,879,412 based on a per share value of $1.40, the average of the closing sale price of the Company’s common stock over the thirty trading days immediately preceding the closing date and the closing price on the closing date..  The Consolidated Statement of Operations do not include the financial results of Xoft for any period.

The acquisition of Xoft brings an isotope-free cancer treatment platform technology to the Company’s product line. Xoft designs, develops, manufactures, markets and sells electronic brachytherapy (eBx™) products for the treatment of breast, endometrial and skin cancer, and for the treatment of other cancers or conditions where radiation therapy is indicated, and is used in a broad range of clinical settings.  The portable Axxent System which delivers electronically controlled radiation therapy directly to cancer sites with minimal radiation exposure to surrounding healthy tissue is FDA-cleared.  eBx is a type of brachytherapy that utilizes a miniaturized high dose rate X-ray source to apply radiation directly to the cancerous site. The goal is to direct the radiation dose to the size and shape of the cancerous area, sparing healthy tissue and organs. The Xoft technology delivers similar clinical dose rates to traditional radio-active systems. eBx can be delivered during an operative procedure and may be used as a primary or secondary modality over a course of days.  This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and offer advanced treatments such as Intra-Operative Radiation Therapy (IORT). Current customers of the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices and cancer care clinics.

Today the Company is an industry-leading provider of advanced medical image analysis and workflow solutions. iCAD's solutions aid the radiologist in the early detection of the most prevalent and treatable cancers, including breast and prostate cancer. The Company believes that the acquisition of Xoft will transform the Company into a broader player in the oncology market.

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

The Company is headquartered in Nashua, New Hampshire with its principal research and development (“R&D”) center located in Fairborn, Ohio. With the completion of the Xoft acquisition on December 30, 2010, all Xoft operations and offices in Sunnyvale, CA were acquired and there are no current plans to relocate operations, and/or manufacturing.

Strategy

The Company intends to continue the extension of its superior image analysis and clinical decision support solutions for mammography, MRI and CT imaging.  iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products.

The Company is currently applying its patented detection technology, pharmacokinetics, and algorithms to products used to detect disease states where pattern recognition, image analysis, and clinical efficiency play a pivotal role.  For breast imaging, the Company is developing CAD solutions for tomosynthesis (3-D mammography) and developing a next-generation of breast MRI CAD to help radiologists find cancer earlier and work more efficiently. The Company believes that CAD for tomosynthesis has the potential to help radiologists better detect cancer and manage the workflow issues created by large 3D tomosynthesis datasets. The pharmacokinetics or second generation kinetics technology complements iCAD’s core competency in morphology (anatomy) based CAD solutions providing a platform for iCAD to produce next-generation MRI products delivering both kinetics and morphology technology in a single CAD solution. For colorectal cancer screening, iCAD has developed a CAD solution to help radiologists detect colonic polyps during their review of CTC exams.

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

The Company is also exploring the role of MRI CAD in treatment planning and the early monitoring of cancer treatment. Radiosurgical planning and delivery systems can be used to create a customized radiation dose distribution tailored to focus the highest regions of dose on the areas within the prostate where cancer is most heavily involved and to deliver the dose pattern with sub-millimeter accuracy and precision. The Company’s technology delivers an imaging method for mapping these tumor-bearing regions. As part of a collaborative research effort, the direct three-dimensional computerized integration of these complementary technologies shows promise in delivering customized treatment plans, to more exactly and safely treat the specific cancer involvement pattern of each individual prostate cancer. Today, monitoring of therapy is solely based on tumor size and the response is assessed “after the fact”, often resulting in patients and payers having to deal with ineffective treatment. The Company believes that an early-stage therapy monitoring solution that is simple and widely available could result in more effective cancer treatment plans.

Network connectivity, clinical workflow and timely processing of patient information are critical issues for radiology departments. Healthcare providers are working to stay competitive in a healthcare environment experiencing significant budget constraints.  iCAD expects to continue to provide powerful and flexible Digital Imaging and Communication in Medicine (“DICOM”) connectivity solutions.  Seamless integration of image analysis solutions with leading image processing systems, review workstations, and Picture Archiving and Communication Systems (“PACS”), from multiple vendors, will remain a focal point of the Company’s product development efforts.  Simpler and easier integration with existing clinical systems and connectivity benefits that support tele-radiology and remote viewing also remain focal points of the Company’s product development efforts.  The Company expects to continue to deliver digital technology workflow advantages by improving the efficiencies of key processes, from the ease in which radiologists can read and interpret studies or images to the speed at which large image datasets are managed, and high-priority images are processed through the system.

While the Company continues to pursue growth opportunities in its core markets, it also continues to assess strategic opportunities for incremental growth beyond CAD. The Company chose to transform itself from a business focused on image analysis for the early detection of cancers to a broader player in the oncology market and embarked on this strategy with the acquisition of an electronic brachytherapy company, Xoft at the close of 2010, following an extensive evaluation of adjacent market segments and companies. The Company’s belief is that early detection in combination with earlier targeted intervention will provide patients and care providers with the best tools available to achieve better clinical outcomes resulting in a market demand that will drive top line growth.

Existing Markets and Market Opportunities

Mammography CAD systems use sophisticated algorithms to analyze image data and mark suspicious areas in the image that may indicate cancer.  The locations of the abnormalities are marked in a manner that allows the reader of the image to reference the same areas in the original mammogram for further review.  The use of CAD aids in the detection of potential abnormalities for the radiologist to review.  After initially reviewing the case films or digital images, a radiologist reviews the CAD results and subsequently re-examines suspicious areas that warrant a second look before making a final interpretation of the study.  The radiologist determines if a clinically significant abnormality exists and whether further diagnostic evaluation is warranted.  As a medical imaging tool, CAD is most prevalent as an adjunct to mammography given the documented success of CAD for detecting breast cancer.

Approximately 39 million mammograms were performed in the U.S. in 2010. Although mammography is the most effective method for early detection of breast cancer; studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. More than half of the cancers missed are due to observational errors.  CAD, when used in conjunction with mammography, has been proven to help reduce the risk of these observational errors by as much as 20%. Earlier cancer detection typically leads to more effective, less invasive, and less costly treatment options which ultimately should translate into improved patient survival rates.  CAD as an adjunct to mammography screening is reimbursable in the U.S. under federal and most third party insurance programs. This reimbursement provides economic support for the acquisition of CAD products by women’s healthcare providers.  Market growth has also been driven in recent years by the introduction of full field digital mammography (“FFDM”) systems.

In the U.S., approximately 8,650 facilities (with approximately 12,400 mammography systems) were certified to provide mammography screening in 2010. Historically, these centers have used conventional film-based medical imaging technologies to capture and analyze breast images. Of the 8,650 certified facilities, to date approximately 75% have acquired FFDM systems. A FFDM system generates a digital image eliminating film used in conventional mammography.

While a double reading protocol is currently advocated as a standard of care in most European countries this is not the case in the U.S.  Double reading requires substantially more resources, which are often not available considering the shortage of mammographers across the country. In view of the frequency of missed cancers and of the lack of resources for double reading as a standard of care, CAD in combination with review by a single radiologist is an alternative to double reading of mammography and may further reduce breast cancer mortality.

Based on the report published by Frost and Sullivan entitled “2007 European Women’s Healthcare Imaging Markets”, breast cancer is one of the most prevalent forms of cancer and it is also responsible for the most number of cancer-related deaths among women in the European Union (“EU”).  The number of expected cancer cases is expected to continue to rise as the incidence of cancer increases steeply with age and life expectancy.  According to the European Parliamentary Group on Breast Cancer, they expect approximately 269,000 new breast cancer cases will be reported and over 87,000 deaths per year.  On average 1 out of every 10 women in the EU is expected to develop breast cancer at some point in their life.  As a result, most countries in Western Europe have or are planning to implement mammography screening programs resulting in an expected increase in the number of mammograms performed in the coming years.

Market Size and Share

Frost and Sullivan projects the CAD mammography market in the U.S. will reach $333.5 million in 2012.

Frost and Sullivan and IMV, a market research company, both reported historical increases and foresee continuing growth in breast MRI exams as published in their 2008 reports. As reported in Healthimaging.com on May 18, 2009, the use of MRI in the management of breast cancer showed procedure volumes doubling from 2003 to 2007. Frost and Sullivan predict volumes will heighten to 3M by 2014.  More than 5,000 MRI systems could be used for breast MRI procedures today.  Merge Healthcare, Inc. (formerly Confirma, Inc. acquired in September 2009) and Invivo Corporation have been and currently remain the market leaders in breast MRI CAD.

In addition, IMV estimated that 1.1 million patients were treated with radiation therapy in 2009. According to the same study, the top indication treated was breast MRI procedures at 24% of all procedures.   U.S. sales of brachytherapy products were $240 million in 2008 and is expected to increase to $1,979 million by 2016 as estimated by the market research firm Bio-tech Systems, Inc.

New Market Opportunities

Computed Tomography Applications and Colonic Polyp Detection
CT is a well-established and widely used imaging technology that has evolved rapidly over the last few years. CT equipment is used to image cross-sectional “slices” of various parts of the human body. When combined, these “slices” provide detailed volumetric representations of the imaged areas. The use of multi-detectors in CT equipment has progressed in just a few years from 4 slices to 8, 16, 64 slices and beyond, resulting in vastly improved image quality. The image quality improvements resulting from the increased number of slices per procedure and greatly increased imaging speeds have expanded the use of CT imaging in both the number of procedures performed as well as the applications for which it is utilized. It was estimated by Frost and Sullivan that over 62 million CT procedures would be performed in 2010 in the U.S. alone with an installed base of approximately 6,000 machines. While the increased number of cross sectional slices provides important and valuable diagnostic information, it adds to the challenge of managing and interpreting the large volume of data generated.  The Company believes that the challenges in CT imaging presents it with opportunities to provide automated image analysis and clinical decision support solutions.

According to the American Cancer Society data it estimated that over 50,000 Americans would die from colon cancer and 140,000 people would be diagnosed with colon cancer in 2010. It is the second leading cause of cancer deaths in spite of being highly preventable with early identification and removal of colorectal polyps. Several techniques including optical colonoscopy, which involves visualizing the inside of the colon with a specialized scope, exist for the early identification of polyps. More than 82 million Americans are over age 50, the recommended age for colorectal cancer screening. However, this technique remains highly under utilized with less than half of this population being tested. This reluctance can be directly linked to patients’ general discomfort with the invasive nature of this screening procedure.

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

Three insurance procedure codes for CTC were approved and became effective January 1, 2010. The codes include: 74263 Screening CTC without contrast, 74261 Diagnostic CTC without contrast, and 74262 Diagnostic CTC with contrast. While screening CTC is not covered by Medicare, coverage continues to increase with approximately half of the U.S. states providing coverage for CTC screening and some of the private payers currently covering CTC screening include: CIGNA, Anthem BCBS (15 states), Kaiser Permanente, Carefirst BCBS, Healthlink, Horizon BCBS (NJ), Oxford Health Plans, Independence BC (PA), Physicians Plus of WI, BCBS Delaware, WPS Health Insurance (WI), BCBS AR, United Healthcare, BCBS N.C., and BCBS Wellmark

Magnetic Resonance Imaging (MRI) Applications - Breast and Prostate Cancer Detection
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

Those men who are diagnosed with a non-aggressive cancer are typically periodically monitored through repeat PSA, DRE and, at times, biopsies. This monitoring is referred to as watchful waiting or active surveillance. The goal of this watchful waiting is to monitor the indolent cancer and catch it at an early stage before it progresses to a more aggressive state. This will theoretically allow patients better treatment options, but because the current tests have their faults by the time the disease has been identified, treatment options may be limited to a prostatectomy. This radical procedure creates numerous morbidities such as impotence, incontinence as well as psychological issues. Advanced imaging tools such as MRI, may play an important role in this population to allow earlier detection and allow more choices for treatment options.

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

Radiation Therapy: Electronic Brachytherapy (eBx™)  for Breast Cancer Treatment
The Company believes that radiation is an important tool in the fight against cancer.  When radiation interacts with a cell it alters the cell’s DNA (or genetic make-up) and its ability to reproduce, which ultimately leads to cell death.  eBx is a form of radiation therapy that is generated internally and targets and kills cancer cells.

eBx is a type of brachytherapy that utilizes a miniaturized high dose rate X-ray source to apply radiation directly to the cancerous site. The goal is to direct the radiation dose to the size and shape of the cancerous area, sparing healthy tissue and organs. The Xoft technology delivers clinical dose rates similar to traditional radio-active systems. However, because of the electronic nature of the Xoft technology, the dose fall off is much faster and lowers the radiation exposure outside of the prescription area so the patient receives less dose to critical organs and healthy tissue. Given the dose fall off, there is no need for a constructed leaded vault to facilitate the use of the unit as with traditional radiation therapy, enabling the system to be transported to different locations.

Electronic Brachytherapy can be delivered during an operative procedure and may be used as a primary or secondary modality over a course of days.  This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and offer advanced treatments such as Intra-Operative Radiation Therapy (IORT). Current customers of the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices and cancer care clinics.

Of the approximately 261,000 women who are diagnosed with breast cancer every year in the U.S., the majority or 60% are diagnosed with early stage breast cancer.  About 70% of early stage breast cancers qualify as a candidate for treatment with electronic brachytherapy.   Currently about 70% of early stage breast cancer patients that are treated with radiation therapy follow a 5-7 week daily protocol of traditional external beam radiation and 30% are treated with a 5-day protocol using brachytherapy.

Breast cancer is a relatively common disease, and is often treatable by surgery, followed by radiotherapy with an additional therapy such as chemotherapy and/or hormonal therapy. Early detection has led to earlier diagnosis with small, early stage diseases that can be removed by local excision rather than a complete mastectomy. Microscopic cancerous cells can be present and easily managed with the application of radiotherapy. The protocol in the past for most women included a day procedure for a lumpectomy and 5-7 weeks daily for radiation. IORT allows the physician to treat the remaining breast tissue in the operating room while the patient is still under anesthesia, eliminating the need for 5-7 weeks of daily traditional radiation therapy.

In a scientific paper presented at the 2010 ASCO Meeting, Dr. Jayant Vaidya of the University College London, UK, concluded that in the 2,200 patient multinational clinical trial (TARGIT-A trial) IORT, generated with 50 kV electronic bracytherapy, is equivalent to conventional external beam radiotherapy.

Products and Product Development

The table below presents the revenue and percentage of revenue attributable to the Company’s products and services, in 2010, 2009 and 2008:

	For the year ended December 31,
	2010	%	2009	%	2008	%
Digital & MRI CAD revenue	$15,392,079	62.6%	$18,289,780	65.1%	$26,735,782	71.3%
Film based revenue	3,334,566	13.6%	5,795,703	20.6%	7,436,529	19.8%
Service & supply revenue	5,848,390	23.8%	4,023,782	14.3%	3,319,237	8.9%
Total revenue	$24,575,035		$28,109,265		$37,491,548

The acquisition of Xoft had no impact on the Company’s revenue results for any period presented.

Advanced Image Analysis and Workflow Solutions in Breast Imaging (Mammography)
iCAD develops and markets a comprehensive range of high-performance CAD solutions for digital and film-based mammography systems.  iCAD’s SecondLook™ systems are based on sophisticated patented algorithms that analyze the data; automatically identifying and marking suspicious regions in the images.  The system provides the radiologist with a “second look” which helps the radiologist detect actionable missed cancers earlier than screening mammography alone. SecondLook detects and identifies suspicious masses and micro-calcifications utilizing image processing, pattern recognition and artificial intelligence techniques. Knowledge from thousands of mammography images are incorporated in these algorithms enabling the product to distinguish between characteristics of cancerous and normal tissue. The result is earlier detection of hard-to-find cancers, improved workflow for radiologists, and higher quality patient care.

The Company launched and began shipments of its next generation SecondLook Digital CAD, SecondLook® Premier* to Europe in December of 2010. SecondLook Premier was developed to provide breast imagers with the most advanced and customizable digital mammography CAD system providing improved cancer detection through increased sensitivity, reduced false positives and robust clinical decision support tools. Built on an all digital dataset, the technology expands on the SecondLook® platform and provides, what the Company believes to be, the richest set of clinical decision support tools. Its CAD metrics provide automated measurements of mammographic characteristics for every case and each CAD detection and CAD iNSIGHT provides the rationale for each CAD detection. The Company expects to initiate a reader study in 2011 to obtain the clinical data that will be used to prepare their regulatory submission for SecondLook Premier to the FDA. iCAD continues to develop CAD products for additional digital imaging (FFDM and computed radiography) providers. Developmental work continues with PACS companies and iCAD is focused on developing new, more efficient ways of integrating CAD into PACS review workstations to create a streamlined workflow for mammography and potentially other specialties.

SecondLook Digital
SecondLook Digital (SLD) is designed to function with leading digital mammography systems (FFDM and computed radiography) – including systems sold by GE Healthcare, Siemens Medical Systems, Fuji Medical Systems, Hologic, Inc., Sectra Medical Systems, Philips, IMS Giotto, Agfa Corporation, and Planmed. iCAD believes it has strong development partnerships with imaging providers. The algorithms in SecondLook Digital products have been optimized for each digital imaging provider based upon characteristics of their unique detectors. The Company’s SecondLook Premier CAD solution was tailored for GE Healthcare and Siemens Medical Systems upon initial release of their systems for Europe.

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

During 2010, the Company also introduced and expanded shipments of its SecondLook Digital Multivendor Solution (MVS) to address U.S. customers as well as the European and Canadian markets. The MVS solution enables hospitals and imaging facilities to process cases from multiple digital mammography vendors using a single server and incremental software licenses. This reduces the hardware required resulting in a lower overall cost to the facility, including the consolidation of support to a single unit and service contract.

SecondLook 300 and SecondLook 200
The SecondLook 300 and SecondLook 200 products are film-based CAD systems combining patented Clinical Information System digitizer technology with industry-leading cancer detection algorithms. The compact design of these SecondLook systems provides flexibility and convenience to meet constrained space requirements.  These systems install quickly on-site and are supported by iCAD’s customer support and service teams. Flexible DICOM integration options enable customized configurations with leading PACS and Radiology Information System systems.

The SecondLook 200 is a CAD solution providing early, accurate cancer detection for use at smaller facilities with lower case volumes.  iCAD’s ClickCAD program offers an alternative fee-per-procedure financing option for SecondLook 200 users, enabling facilities of all sizes to provide the benefits of CAD to their patients.

As the mammography market continues to migrate to digital systems, we expect that demand for analog CAD systems will continue to shift to digital CAD solutions.

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

Advanced Image Analysis and Workflow Solutions in MRI Imaging – Breast and Prostate
SpectraLook, VividLook, OmniLook
iCAD offers a suite of FDA cleared dynamic contrast enhanced (DCE) MRI analysis solutions for breast, prostate, and other organs.

Each of three modules, SpectraLook for breast, VividLook for prostate, and OmniLook for other organs, deliver objective, consistent quantitative analysis of DCE MR images.  The software automates the process of drawing regions of interest, minimizing potential errors inherent in manual processes. Once a region of interest has been identified, a sophisticated algorithm analyzes changes in the MR signal in the tissue to help clinicians discern biological processes taking place in malignant versus benign tumors.

iCAD’s algorithm uniquely uses all data available from an MR study, resulting in more consistent analysis across magnets and contrast agents.

VersaVue Enterprise
VersaVue Enterprise is a review and reporting solution built on read-anywhere thin client architecture.  Used in conjunction with SpectraLook, VividLook, or OmniLook modules, it provides visual and quantitative depictions of the movement of contrast agent through a lesion.  Colorized overlays draw the attention of the reading radiologist to suspicious areas within the organ being imaged, aiding in the analysis of large MRI datasets.  The combination of quantitative and qualitative information reveals characteristics of tumor physiology, and can aid in detecting and localizing cancer as well as supporting treatment planning and monitoring of the lesion over time.

PrecisionPoint®, iCAD’s interventional planning solution, provides radiologists with an automatic calculation of the location and depth of a targeted region of interest making breast biopsies easier, faster, and more reliable.

Advanced Image Analysis and Workflow Solutions in CT Colonography
VeraLook™
iCAD introduced a CAD solution, VeraLook, in August 2010 following FDA clearance of he product.  This solution is designed to support detection of colonic polyps in conjunction with CTC. iCAD believes that CAD for CTC is a natural extension of iCAD’s core competencies in image analysis and image processing.  The system works in conjunction with third party display workstations and PACS vendors.  Field testing of the product was initiated in 2008 and iCAD conducted a multi-reader clinical study of iCAD’s CT Colon CAD product, for use with CTC. Results of the Company’s clinical study, “Impact of Computer-Aided Detection for CT Colonography in a Multireader, Multicase Trial” demonstrated that reader sensitivity improved 5.5% for patients with both small and large polyps with use of CAD. Use of CAD reduced specificity of readers by 2.5%. The clinical relevance of this CAD program was improved reader performance while maintaining high reader specificity.

Electronic Brachytherapy (eBx™) Treatment for Breast Cancer
Axxent® eBx™
The acquisition of Xoft brings the Axxent eBx system to the Company’s product offerings. The portable Axxent system uses non-radioactive miniaturized X-ray tube technology to deliver therapy directly to cancer sites with minimal radiation exposure to surrounding healthy tissue.  Axxent is FDA-cleared for the treatment of early stage breast cancer, endometrial cancer and skin cancer, as well as for the treatment of other cancers or conditions where radiation therapy is indicated, including Intraoperative Radiation Therapy (IORT).   Current customers of the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices and cancer care clinics.

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

The Company’s products are marketed on the basis of their clinical superiority and their ability to help radiologists detect more cancers earlier, while seamlessly integrating into the clinical workflow of the radiologist.  In 2010, the Company continued to build upon its positioning of advance image analysis and clinical decision support solutions for mammography, MRI and CTC.  As part of its marketing efforts, iCAD has developed and executed a variety of public relations and local outreach programs with numerous iCAD customers. Further investments were made in cultivating relationships with the leaders in breast, colon, and prostate CAD at national trade shows, including hosting a physician advisory dinner held at the RSNA meeting in December 2010, where industry leaders discussed the future of CAD in these modalities. Funding supported attendance at more regional trade shows. The Company expanded and further enhanced its presence at the RSNA 2010 by hosting dinners and meetings with medical professionals, while maintaining a presence in the booths of the Company’s OEM partners.

In 2009, iCAD continued to invest in a series of educational initiatives and advocacy efforts to advance the use of MRI technologies in the diagnosis and management of prostate and other cancers.   “Innovations in Imaging” was a series of seminars focused on how MRI combined with an advanced quantitative image analysis solution can support improved cancer management continued to draw a record number of attendees to oversubscribed events. The series included four live webinars and one symposium event. In a continuation of the series which was initiated in 2009, internationally recognized leaders in the field of prostate, breast, and body imaging presented educational sessions covering a variety of topics.  The seminars, which have been archived as part of an eLearning library, provide clinicians with an understanding of how DCE MRI supports improved patient care throughout the cancer care cycle. In addition, The Company hosted mini educational sessions in its RSNA booth throughout the course of the show. Sessions covered a variety of topics including CTC CAD Best Practices and Protocol Optimization for Breast and Prostate DCE MRI. These sessions were instrumental in driving increased traffic to the iCAD booth.

iCAD maintains a strategic partnership with the AdMeTech Foundation, a non-profit organization with a mission to end prostate cancer as a patient care crisis and socio-economic problem as part of its advocacy campaign in 2010. The Company is a member of the Industrial Liaison Board of AdMeTech’s International Prostate MRI Working Group, which fosters dialogue between leading physicians, prostate cancer advocacy groups and industry to facilitate important technological breakthroughs to provide men with more accurate diagnostics for early detection and treatment of prostate cancer.

In 2010, iCAD also became a supporter of two prostate cancer survivor advocacy groups. The Prostate Cancer Research Institute and the Us TOO Organization provide prostate cancer survivors and their families with access to survivor resources including leading research and industry groups. Company representatives attended the annual summits for both organizations. iCAD is a member of the Us TOO Business Leadership Council that is designed to foster regular communication between the Us TOO Board of Directors and leaders in biotechnology, medical devices and pharmaceuticals.

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

The Company’s CT Colon solution faces competition from the traditional imaging CT equipment manufacturers, 3D Rendering and Analysis firms, as well as from emerging CAD companies.  Siemens Medical, GE Healthcare, and Philips Medical Systems currently offer or are in the process of developing polyp detection products.  The Company expects that these companies will offer a colonic polyp detection solution as an advanced feature of their image management and display products typically sold with their CT equipment. Medicsight has a commercial product available in Europe and Asia. In June 2010, Medicsight responded to an FDA request for additional information on its Colon CAD product that had been submitted to the FDA at the end of 2008, but as of March 2011, iCAD remained the only CTC Colon CAD product with FDA clearance.

The Company’s recently acquired eBx products face competition from one company, Carl Zeiss, Inc.  Carl Zeiss Inc. manufactures and sells eBx products for the use of intra-operative radiation therapy.   The main focus of the Carl  Zeiss company is Breast IORT and we do not believe they position their product as a traditional Brachytherapy system for the use of multi-fraction accelerated partial breast irradiation, skin or endometrial applications.

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

Manufacturing and Professional Services

The Company’s CAD products are manufactured and assembled for it by a contract manufacturer of medical devices. The Company’s manufacturing efforts are generally limited to purchasing and supply chain management, planning/scheduling, manufacturing engineering, service repairs, quality assurance, inventory management, and warehousing.  Once the product has shipped, it is usually installed by one of the Company’s OEM partners at the customer site.   When a product sale is taken direct from the end customer by iCAD, the product is installed by iCAD personnel at the customer site.

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

Xoft’s portable Axxent® Controller is manufactured and assembled for it by a contract manufacturer.  Its electronic brachytherapy miniaturized X-ray source, which is used to deliver radiation directly to the cancerous site, is manufactured in their Sunnyvale, CA facility. Xoft operations consists of  manufacturing, engineering, administration, purchasing, planning/scheduling, service repairs, quality assurance, inventory management, and warehousing.  Once the product has shipped, it is installed by Xoft personnel at the customer site.

Xoft’s Field Service and Customer Service staff is comprised of a team of trained and specialized individuals providing comprehensive product support on a pre-sales and post-sales basis.  The Field Service staff provides product installations, maintenance, training and service repair efforts generally performed at the customer site.  The Customer Service staff provides pre-sale product demonstrations, customer support, troubleshooting, service dispatch and call center management.

Government Regulation

The Company’s systems are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act with potentially significant costs for compliance.  The FDA’s regulations govern, among other things, product development, product testing, product labeling, product storage, pre-market clearance or approval, advertising and promotion, and sales and distribution. The Company’s devices are subject to FDA clearance or approval before they can be marketed in the U.S. and may be subject to additional regulatory approvals before they can be marketed outside the U.S. There is no guarantee that future products or product modifications will receive the necessary approvals.

The FDA’s Quality System Regulations require that the Company's operations follow extensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process.  The Company is subject to FDA regulations covering labeling regulations and adverse event reporting including the FDA’s general prohibition of promoting products for unapproved or off-label uses.

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

Additionally, in order to market and sell its products in certain countries outside of the U.S., the Company must obtain and maintain regulatory approvals and comply with the regulations of each specific country.  These regulations, including the requirements for approvals, and the time required for regulatory review vary by country.

On February 3, 2011, the Company in cooperation with the FDA, voluntarily recalled its Axxent Flexishield Mini recently acquired as part of its acquisition of Xoft in December 2010.  The voluntary recall was prompted after the Company was notified in January 2011 of the presence of microscopic particles found in certain patients’ breasts during post surgery follow up imaging exams, which were later determined to be tungsten and alleged to be originating from the Axxent Flexishield Mini, an optional accessory device to the Company’s Axxent Electronic Brachytherapy system.  Based upon the Company’s preliminary analysis, it believes that the particles were non-toxic. The Company is working cooperatively with the FDA on this matter.

Intellectual Property

The Company primarily relies on a combination of patents, trade secrets and copyright law, third-party and employee confidentiality agreements, and other protective measures to protect its intellectual property rights pertaining to our products and technologies.

Currently, the Company has 58 U.S. and 1 foreign issued patents covering its CAD and eBx technologies expiring between 2018 and 2028.  These patents help the Company maintain a proprietary position in its markets. Additionally, the Company has 28 patent applications pending domestically, some of which have been also filed internationally, and it plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s CAD and digitizer technologies and products, including CAD for CT colonography and lung and CAD for MRI breast and prostate, as well as Xoft’s current and future eBx technologies and products.  In June 2006, the Company secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography.  In August 2007, Xoft secured a non-exclusive patent license from Cytyc/Hologic which relates to balloon applicators for breast brachytherapy.  The Company believes it has all the necessary licenses from third parties for software and other technologies in its products.

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

Major Customers

The Company’s two major customers over the past three years were GE Healthcare and Fuji Medical Systems.  GE Healthcare accounted for $9,260,147 in 2010, $8,754,414 in 2009 and $9,986,179 in 2008 or 38%, 31%, and 27% of the Company’s revenues, respectively.  Fuji Medical Systems accounted for $3,064,488 in 2010, $4,819,874 in 2009 and $7,063,325 in 2008 or 13%, 17% and 19% of the Company’s revenues, respectively.

Engineering and Product Development

The Company spent $6,596,104, $7,217,146, and $7,121,334 on research and development activities during the years ended December 2010, 2009 and 2008, respectively.  The research and development expenses for 2010 are primarily attributed to personnel, consulting, subcontract, licensing and data collection expenses relating to the Company’s new product development and clinical testing.

Employees

At March 15, 2011, the Company had 146 employees, 143 full-time and 3 part-time co-op employees, with 50 involved in sales and marketing, 36 in research and development, 40 in service, technical support and operations functions, and 20 in administrative functions.  Of the 146 employees, 49 were added as a result of its acquisition of Xoft in December 2010. None of the Company’s employees are represented by labor organizations.  The Company considers its relations with employees to be good.

Backlog

The Company’s product backlog (excluding service, supplies) was approximately $561,000 at December 31, 2010 as compared to $856,000 on the corresponding date in 2009 and $483,000 at September 30, 2010.  The Company expects that the backlog at December 31, 2010 will be shipped within the 2011 fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Financial Geographic Information

The Company markets its products for digital mammography in the U.S. through its direct regional sales organization as well as through its OEM partners, including GE Healthcare, Fuji Medical Systems and Siemens Medical. Outside the U.S. the Company markets its products for digital mammography generally through its OEM partners, GE Healthcare, Siemens Medical, Agfa Corporation, Sectra Medical Systems, Planmed Oy, Fuji Medical Systems and IMS Giotto. Total export sales increased to approximately $3,978,000 or 16% of sales in 2010 as compared to $3,702,000 or 13% of total sales in 2009 and $2,930,000 or 8% of total sales in 2008.

The Company’s principal concentration of export sales is in Europe, which accounted for 77% of the Company’s export sales in 2010, 64% of export sales in 2009, and 61% of export sales in 2008.  Of these sales 55% in 2010, 36% in 2009 and 33% in 2008 were in France.  The balance of the export sales in 2010 were primarily into Canada and Asia.

Foreign Regulations

International sales of the Company’s products are subject to foreign government regulation, the requirements of which vary substantially from country to country.  The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.  Obtaining and maintaining foreign regulatory approvals is an expensive and time consuming process.  The Company cannot be certain that it will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which it plans to market its CAD products and the Axxent eBx system, and if it fails to receive and maintain such approvals, its ability to generate revenue may be significantly diminished.

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

We have incurred significant losses from inception through 2010 and there can be no assurance that we will be able to achieve and sustain future profitability.

We have incurred significant losses since our inception, much of which were attributable to our former business lines.  We incurred a net loss of $6,223,963 during the fiscal year ended December 31, 2010. We may not be able to achieve profitability.

A limited number of customers account for a significant portion of our total revenues. The loss of a principal customer could seriously hurt our business.

Our principal sales distribution channel for our digital products is through our OEM partners. Our digital product revenue accounted for 55% and 65% of our total revenue for the years ended December 31, 2010 and 2009, respectively.  In 2010 we had two major customers, GE Healthcare and Fuji Medical Systems, with 38% and 13% of our revenues, respectively. A limited number of major customers have in the past and may continue in the future to account for a significant portion of our revenues.  The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results.

Disruptions in the capital and credit markets related to the recent national and worldwide financial crisis and recurring disruptions, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The recent disruptions in the capital and credit markets may continue to adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Recurring disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our business, conduct acquisitions or make other discretionary investments.  Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flow and financial condition.

Our business is dependent upon future market growth of full field digital mammography systems and digital computer aided detection products as well as advanced image analysis and workflow solutions for use with MRI and CT and to the market growth of electronic brachytherapy.

Our future business is substantially dependent on the continued growth in the market for full field digital mammography systems and digital computer aided detection products as well as advanced image analysis and workflow solutions for use with MRI and CT and to the market growth of electronic brachytherapy  The market for these products may not continue to develop or may develop at a slower rate than we anticipate due to a variety of factors, including, general economic conditions, delays in hospital spending for capital equipment, the significant cost associated with the procurement of full field digital mammography systems and CAD products and MRI and CT systems and the reliance on third party insurance reimbursement.  In addition we may not be able to successfully develop or obtain FDA clearance for our proposed product.

If goodwill and/or other intangible assets that we have recorded in connection with our acquisitions become impaired, we could have to take significant charges against earnings.

In connection with the accounting for our acquisitions, we have recorded a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

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

Our CAD systems for the computer aided detection of cancer and Axxent eBx systems are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act.  In addition, our manufacturing operations are subject to FDA regulation and we are also subject to FDA regulations covering labeling, adverse event reporting, and the FDA’s general prohibition against promoting products for unapproved or off-label uses.

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

Sales of our CAD products in certain countries outside of the U.S. are also subject to extensive regulatory approvals.  Obtaining and maintaining foreign regulatory approvals is an expensive and time consuming process.  We cannot be certain that we will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which we plan to market our CAD products and Axxent eBx systems, and if we fail to receive such approvals, our ability to generate revenue may be significantly diminished.

We recently recalled the Axxent Flexishield Mini and our other products may be recalled even after we have received FDA or other governmental approval or clearance.

On February 3, 2011, the Company in cooperation with the FDA, voluntarily recalled its Axxent Flexishield Mini recently acquired as part of its acquisition of Xoft in December 2010.  The voluntary recall was prompted after the Company was notified in January 2011 of the presence of microscopic particles found in certain patients’ breasts during post surgery follow up imaging exams, which were later determined to be tungsten and alleged to be originating from the Axxent Flexishield Mini, an optional accessory device to the Company’s Axxent eBx system.  Based upon the Company’s preliminary analysis, it believes that the particles were non-toxic. The Company is working cooperatively with the FDA on this matter. We cannot assure you that the recall will not adversely effect our ability to market our Axxent eBx system due to any action the FDA may take, market perception or otherwise

If the safety or efficacy of any of our products is called into question, the FDA and similar governmental authorities in other countries may require us to recall our products, even if our product received approval or clearance by the FDA or a similar governmental body.  Such a recall would divert the focus of our management and our financial resources and could materially and adversely affect our reputation with customers and our financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting.  We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2010 and will continue to do so for future fiscal periods.  Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

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

We have been named as a defendant in an action alleging personal injury resulting from gross negligence and product liability by a patient that was treated with the Axxent eBx system and we may be exposed to additional significant product liability for which we may not be able to procure sufficient insurance coverage.

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of medical devices.  On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CJC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company and Hoag Memorial Hospital Presbyterian alleging personal injury resulting from general negligence and product liability seeking unlimited damages in excess of $25,000.  On March 2, 2011, we received an amended complaint specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. It is alleged that one of the plaintiffs was a patient at a hospital who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. We believe that this patient is one of 30 patients treated using the Axxent Flexishield Mini. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of this complaint we are unable to evaluate the merits of the claims, however based upon its preliminary analysis, we plan to vigorously defend the law suit.

We recently acquired the Axxent Electronic Brachytherapy System and Axxent Flexishield Mini as part of our acquisition of Xoft in December 2010.  Since the initial commercial sale of the Axxent Flexishield Mini in August 2009, this accessory has been sold on a very limited basis. We are in the process of indentifying a replacement for this accessory, and we do not anticipate a material impact on revenues resulting from this recall.  We are also evaluating possible indemnification claims against Xoft as well as insurance coverage.  There can be no assurances that we will be able to defend or settle this claim on favorable terms or that additional claims will not be made by other patients treated with the Axxent Flexishield Mini.

If available at all, product liability insurance for the medical device industry generally is expensive. Our product liability and general liability insurance coverage may not be adequate for us to avoid or limit our liability exposure in the pending action or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future.  In any event, the pending and any future product liability claims could be costly to defend and/or costly to resolve and could harm our reputation and business.

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

If we are not able to integrate Xoft’s operations in a timely manner, we may not realize the anticipated benefits of the acquisition in a timely fashion, or at all, and our business could be harmed .

The success of our acquisition of Xoft will depend, in part, on our ability to realize the anticipated growth opportunities and synergies expected from the combination of Xoft’s operations with our historical operations and our ability to effectively utilize the additional resources that we acquired as a result of the acquisition. The integration of Xoft’s operations with our operations will be a complex, time-consuming and potentially expensive process and may disrupt our business if not completed in a timely and efficient manner. During the process of integrating and managing the acquired Xoft technology, operations and personnel, we may encounter difficulties in connection with, or as a result of, the following:

•	the integration of administrative, financial, information technology and operating resources and the coordination of marketing and sales efforts;

•	the implementation of financial, human resources, legal, information technology, and other processes and related control environments;

•	the diversion of management’s attention from other ongoing business concerns; and

•	potential conflicts between business cultures.

This integration may be especially difficult and unpredictable because our executive headquarters are based in New Hampshire, and Xoft’s operations are based in California. If we fail to successfully integrate Xoft’s business and operations and/or fail to realize the intended benefits of the acquisition, our business would be adversely impacted and the market price of our common stock could decline. To achieve the anticipated benefits of the acquisition, we will need to, among other things:
•
demonstrate to our shareholders, suppliers and customers (including those of Xoft) that the acquisition has not resulted, and will not result, in adverse changes to customer service standards or our business focus; and

•	effectively control the progress of the integration process and the associated costs.

Our assessment of the potential synergies and cost savings is preliminary and subject to change. We may need to incur additional costs to realize the potential synergies and cost savings, and there can be no assurance that such costs will not be material.

We could be exposed to unknown pre-existing liabilities of Xoft, which could cause us to incur substantial financial obligations and harm our business.

In connection with the acquisition, we may have assumed liabilities of Xoft of which we are not aware and may have little or no recourse against Xoft with respect thereto. To date, we have voluntarily recalled Xoft’s Axxent Flexishield Mini and have been named in an action alleging personal injury resulting from general negligence and product liability seeking unlimited damages by two plaintiffs, one of whom was a patient at a hospital who was treated with the Axxent eBx system that incorporated the Axxent Flexshield Mini.  If we were to discover that there were intentional misrepresentations made to us by Xoft, or its representatives as to these or other matters, we would explore all possible legal remedies to compensate us for any loss, including our rights to indemnification under the merger agreement that we entered into with Xoft upon the closing of the Xoft acquisition. However, there is no assurance that in such case legal remedies would be available or collectible. If such unknown liabilities exist and we are not fully indemnified for any loss that we incur as a result thereof, we could incur substantial financial obligations, which could negatively impact our financial condition and harm our business.

Acquisition-related accounting impairment and amortization charges may delay and reduce our post-acquisition profitability.

Our acquisition of Xoft has been accounted for under the purchase method of accounting. Accordingly, under generally accepted accounting principles, the acquired assets and assumed liabilities of Xoft  have been recorded on our books post-acquisition at their fair values at the date the acquisition was completed. Any excess of the value of the consideration paid by us at the date the acquisition was completed over the fair value of the identifiable tangible and finite-lived intangible assets of Xoft is treated as excess of purchase price over the fair value of net assets acquired (commonly known as goodwill). Under current accounting standards, finite-lived intangible assets will be amortized to expense over their estimated useful lives, which will reduce our post-acquisition profitability over several years. In addition, goodwill will be tested on an annual basis for impairment, which may result in non-cash accounting impairment charges.

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

The Company leased an approximately 23,000 square foot facility for its research and development group located at 2689 Commons Blvd, Suite 100, Beavercreek, Ohio for approximately $446,000 per year pursuant to a lease which expired in December 2010.  The Company did not renew the current lease and on September 27, 2010 signed a lease (the “Ohio Lease”) for approximately 3,492 square feet of office space located at the 675/Fairborn Commerce Center, 1160 Dayton Yellow Springs Road, Suite 21, in Fairborn Ohio. The Ohio Lease provides for a three (3) year and three (3) month term, which commenced on January 1, 2011 for approximately $43,650 per year, with all amounts payable in equal monthly installments. The Ohio Lease provides the Company with the option to renew the lease for an additional three (3) year period. The monthly payments for the renewal term, if any, will be substantially similar to the payments referred to above.

As a result of its acquisition of Xoft on December 30, 2010, the Company leases a facility and certain office equipment under a noncancelable operation lease which expires in January and February 2013, respectively.  The facility consists of approximately 41,000 square feet of office, manufacturing and warehousing space located at 345 Potreto Avenue, Sunnyvale, CA. The operating lease provides for annual minimum lease payment of $864,000 in 2011, $913,000 in 2012 and $81,000 is 2013 with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.  Given local market conditions the Sunnyvale lease is at a rate above market rate.  The Company has recorded a liability of approximately $746,000 reflecting the off-market value of the rent.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.

If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

Item 3.           Legal Proceedings.

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CJC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000 for alleged personal injuries.  On March 2, 2011, the Company received an amended complaint specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. It is alleged that plaintiff Jane Doe was a patient at a hospital who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that this patient is one of 30 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of this complaint the Company is unable to evaluate the merits of the claims, however based upon its preliminary analysis, it plans to vigorously defend the law suit.

The Company recently acquired the Axxent Electronic Brachytherapy System and Axxent Flexishield Mini as part of its acquisition of Xoft in December 2010.  Since the initial commercial sale of the Axxent Flexishield Mini in August 2009, this accessory has been sold on a very limited basis. The Company is in the process of developing a replacement for this accessory, and does not anticipate a material impact on its revenues resulting from this recall.  It is also evaluating possible indemnification claims against Xoft as well as insurance coverage.

On April 16, 2010, Carl Zeiss Meditec Inc. and Carl Zeiss Surgical GmbH filed suit against Xoft in the Federal District Court of Delaware asserting infringement of 4 U.S. Patent Nos. The complaint requests the court to (1) make a declaration, (2) preliminarily and permanently adjoin Xoft from infringing the named patents, and (3) order the payment of unspecified damages and attorney’s fees in connection with such patent infringement allegations. The Company intends to vigorously defend the lawsuit and is currently unable to estimate the potential financial impact this action may have on the Company. Since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter. The merger agreement provides for indemnity for certain losses relating to the Zeiss litigation, subject to limitations specified in the merger agreement.

Item 4.          Removed and Reserved

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”.   The following table sets forth the range of high and low sale prices for each quarterly period during 2010 and 2009.

	High	Low
Fiscal year ended
December 31, 2010
First Quarter	$1.95	$1.35
Second Quarter	2.23	1.28
Third Quarter	2.44	1.46
Fourth Quarter	1.76	1.26

Fiscal year ended
December 31, 2009
First Quarter	$1.53	$0.73
Second Quarter	1.51	0.88
Third Quarter	2.43	1.05
Fourth Quarter	2.28	1.28

As of March 15, 2011 there were 275 holders of record of the Company's common stock.   In addition, the Company believes that there are in excess of 550 holders of its common stock whose shares are held in “street name”.

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

See Item 12 of this Form 10-K for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2010.

Item 6.          Selected Financial Data.

Not applicable.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis and workflow solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, expandable Computer-Aided Detection (CAD) systems and workflow solutions for mammography (film-based, digital radiography (DR) and computed radiography (CR), Magnetic Resonance Imaging (MRI), and Computed Tomography (CT)). iCAD’s solutions aid in the early detection of the most prevalent cancers including breast, prostate and colon cancer.  Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Computer-enhanced breast and prostate MRI analysis streamlines case interpretation workflow and generates more robust information for more effective patient treatment.  CAD for mammography screening is also reimbursable in the U.S. under federal and most third-party insurance programs.  Since receiving approval from the FDA for the Company’s first breast cancer detection product in January 2002, over 4,000 of iCAD’s CAD systems have been placed in mammography practices worldwide. iCAD is the only stand alone company offering CAD solutions for the early detection of breast cancer.

iCAD’s CAD mammography products have been shown to detect up to 72% of the cancers that biopsy proved were missed on the previous mammogram, an average of 15 months earlier.  Our advanced pattern recognition technology analyzes images to identify patterns and then uses sophisticated mathematical analysis to mark suspicious areas.

The Company’s CAD systems include proprietary algorithm and other technology together with standard computer and display equipment. CAD systems for the film-based analog mammography market also include a radiographic film digitizer, either manufactured by the Company or others for the digitization of film-based medical images.

The Company intends to apply its core competencies in pattern recognition and algorithm development in disease detection to its future product development efforts. Its focus is on the development and marketing of cancer detection products for disease states where there are established or emerging protocols for screening as a standard of care.  iCAD expects to pursue development or acquisition of products for select disease states that demonstrate one or more of the following: it is clinically proven that screening has a significant positive impact on patient outcomes, where there is an opportunity to lower health care costs, where screening is non-invasive or minimally invasive and where public awareness is high. The Company also intends to pursue opportunities beyond CAD through possible strategic acquisitions as part of its growth strategy, as such the Company continues to actively evaluate strategic opportunities in the oncology market that could leverage its opportunities for growth beyond its historic core markets.

iCAD has applied its patented detection technology and algorithms to the development of CAD solutions for use with virtual colonoscopy or CT Colonography (CTC) to improve the detection of colonic polyps. The Company’s pattern recognition and image analysis expertise are readily applicable to colonic polyp detection and the Company has developed a CTC CAD solution. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years.  Based on the results of the National CT Colonography trial, the Company expects that the market for virtual colonoscopy will grow along with the procedures for early detection of colon cancer.  This trial demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to a colonoscopy.  CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has developed and commenced marketing Veralook™, a product for computer aided detection of polyps in the colon using CTC and completed the clinical testing of its CTC CAD product in the first quarter of 2009.  The Company filed a 510(k) application with the FDA in May 2009 seeking FDA clearance to market Veralook in the U.S and received FDA clearance on August 4, 2010.  Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.

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

The acquisition of Xoft, on December 30, 2010, brings an isotope-free cancer treatment platform technology to the Company’s product line. Xoft designs, develops, manufactures, markets and sells electronic brachytherapy (eBx) products for the treatment of breast and other cancers, used in a broad range of clinical settings.  The portable Axxent System which delivers electronically controlled radiation therapy directly to cancer sites with minimal radiation exposure to surrounding healthy tissue is FDA-cleared. Electronic Brachytherapy (eBx™) is a type of brachytherapy that utilizes a miniaturized high dose rate X-ray source to apply radiation directly to the cancerous site. The goal is to direct the radiation dose to the size and shape of the cancerous area, sparing healthy tissue and organs. The Xoft technology delivers similar clinical dose rates to traditional radio-active systems. Electronic Brachytherapy can be delivered during an operative procedure and may be used as a primary or secondary modality over a course of days.  This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and offer advanced treatments such as Intra-Operative Radiation Therapy (IORT). Current customers for the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices and cancer care clinics.

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts, a research and development facility in Ohio and, with its acquisition of Xoft, an operation, research, development, manufacturing and warehousing facility in Sunnyvale, California.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies include:
-	Revenue recognition;
-	Allowance for doubtful accounts;
-	Inventory;
-	Valuation of long-lived and intangible assets;
-	Goodwill;
-	Stock based compensation;
-	Income taxes.

Revenue Recognition

In general the Company recognizes revenue when the product ships provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed and determinable, collectability is probable and there are no uncertainties regarding customer acceptance.  The acquisition of Xoft had no impact on the Company’s revenue results for any period presented.

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

The Company’s revenue transactions can, on occasion, include product sales with multiple element arrangements, generally for installation and training. On those occasions, the Company follows the requirements in FASB ASC Topic 605-25 “Multiple-Element Arrangements” (“ASC 605-25’).  For most of iCAD’s product sales the responsibility for the installation process lies with its OEM partners, GE Healthcare, Siemens Medical and others.  When iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand alone value to the customer and there is objective and reliable evidence of the fair value of the undelivered installation element. The installation and training revenue is recognized as the services are performed.  Fair value of the installation and training is determined using entity specific and third party evidence.

The Company generally recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions.  The Company uses customer purchase orders that include all terms of the arrangement and in the case of OEM customers are also supported by distribution agreements. The Company generally ships Free On Board shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. In addition, the Company assesses whether collection is reasonably assured by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references.

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

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments.  Credit limits are established through a process of reviewing the financial results, stability and payment history of each customer.  Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits.  The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible.  The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts.  An amount would be written off against the allowance after all attempts to collect the receivable had failed.  Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2010 is adequate.

Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory primarily based upon estimated usage of its inventory as well as other factors.

Long Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  Intangible assets subject to amortization consist primarily of patents, technology intangibles, trade name, customer relationships and distribution agreements purchased in the Company’s previous acquisitions.  These assets, which include assets acquired from Xoft, Inc., are amortized on a straight-line basis or the pattern of economic benefit over their estimated useful lives of 5 to 10 years.

Goodwill

The Company follows the provision of FASB ASC Topic 350-20, “Intangibles - Goodwill and Other” (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived intangible assets are no longer amortized and are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than its carrying value.

The Company’s goodwill arose in connection with the acquisition of ISSI in June 2002, with the acquisition of CADx in December 2003 and with the acquisition of Xoft in December 2010.  The Company continues to operate in one segment and as one reporting unit since operations will continue to be supported by one central staff and the results of operations will be evaluated as one business unit.  Therefore, the Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment  date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) and adding a reasonable control premium to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists.

No goodwill impairment loss was recorded in 2010, 2009 or 2008.  For 2010 and 2009, the Company performed the step one fair value comparison as of October 1, 2010 and October 1, 2009.  At both dates the Company’s market capitalization exceeded its carrying value.  At December 31, 2010 and 2009, the Company’s market capitalization exceeded its carrying value.

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

Stock-Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors.  The Company grants to employees, directors and contractors, restricted stock and/or options to purchase common stock at an option price equal to the market value of the stock at the date of grant.  The Company follows FASB ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”), for all stock-based compensation that was not vested as of January 1, 2006. The Company adopted ASC 718 using a modified prospective application, as permitted under ASC 718.

The Company used the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions apply to new stock options and stock options outstanding, but not yet vested, on the date of the Company adoption.  Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations for the fiscal 2010, 2009 and 2008 periods.

Income Taxes

The Company follows the liability method under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2010 and 2009 as it is more likely than not that the deferred tax asset will not be realized.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, disclosure and transition.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and the Company revaluates these items quarterly, with any adjustments to preliminary estimates being recorded  to goodwill, provided that the Company is within the measurement period (which may be up to one year from the acquisition date) and continues to collect information in order to determine their estimated values. Subsequent to the measurement period or final determination of the tax allowance’s or contingency’s estimated value, changes to these uncertain tax positions and tax related valuation allowances may affect the provision for income taxes presented in the Company’s statement of operations. The Company does not anticipate any material changes in uncertain tax positions that could have a material impact on the results of operation and financial position as a result of its acquisition of Xoft, Inc.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

The Consolidated Statement of Operations does not include the financial results of Xoft for any period presented.

Revenue. Revenue for the year ended December 31, 2010 was $24,575,035 compared with revenue of $28,109,265 for the year ended December 31, 2009, for a decrease of $3,534,230 or 12.6%.  The decrease in revenue was due primarily to the decrease in digital and MRI CAD and film-based revenue partially offset by an  increase in service and supply revenue.

The Company’s digital and MRI CAD revenue for the year ended December 31, 2010 decreased $2,897,701 or 15.8%, to $15,392,079 compared to revenue of $18,289,780 for the year ended December 31, 2009.  The decrease in digital and MRI CAD revenue was largely the result of a combination of having a key OEM customer out of the market awaiting FDA approval of their new digital mammography system, and to the weakened economy as well as to continued budget constraints in healthcare capital spending.

Revenue from iCAD’s film based products for the year ended December 31, 2010 decreased 42.5% to $3,334,566 compared to $5,795,703 in 2009.  This decrease can be attributed to the softer demand for full field digital mammography systems which affects sales of TotalLook MammoAdvantage, current economic conditions and constraints in healthcare capital spending. The majority of film-based revenue is derived from sales of the Company’s TotalLook MammoAdvantage.  The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. The TotalLook MammoAdvantage product is typically sold as customers are preparing to go digital.  In addition, as expected the demand for film-based products and accessories continues to decline as the marketplace continues to transition to digital technologies.

Service and supply revenue for the year ended December 31, 2010 increased 45.3% to $5,848,390 compared to $4,023,782 in 2009.  The increase in the Company’s service and supply revenue is due primarily to increased service contract revenue on the Company’s growing installed base of products as customers migrate from warranty to service contracts, and to renewed service contract agreements.  Service contract revenue represented 93% and 91% of the Company’s total service and supply revenue for 2010 and 2009, respectively.

The table below presents the revenue attributable to different products and service, in 2010 and 2009:

	For the year ended December 31,
	2010	2009	Change	% Change
Digital & MRI CAD revenue	$15,392,079	$18,289,780	$(2,897,701)	-15.8%
Film based revenue	3,334,566	5,795,703	(2,461,137)	-42.5%
Service & supply revenue	5,848,390	4,023,782	1,824,608	45.3%
Total revenue	$24,575,035	$28,109,265	$(3,534,230)	-12.6%

Gross Profit. Gross profit increased to 87.2% for the year ended December 31, 2010 compared to 83.6% for the year ended December 31, 2009.  The increase in gross profit is primarily attributable to component cost reductions, the realization of some average selling price increases, and lower repair costs related to service contracts on a growing installed base of products.

Engineering and Product Development.  Engineering and product development costs for the year ended December 31, 2010 decreased by $621,042 or 8.6%, from $7,217,146 in 2009 to $6,596,104 in 2010.  The decrease in engineering and product development costs was primarily due to decreases of $506,000 in stock-based and other compensation related expenses resulting primarily from staff reductions, and in subcontracting services of $449,000 principally relating to the licensing and clinical trial costs for the Company’s CT Colon product which was completed in the first quarter of 2009.  In addition, during 2010, the Company recorded decreases in legal costs of $119,000, in rent expense of $62,000 and in depreciation and various other expenses totaling $92,000. These decreases were partially offset by increases in consulting expenses of $242,000, subcontracting services of $354,000 and licensing and data collection expenses of $11,000, principally relating to new product development.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2010 increased by $447,365 or 4.1%, from $11,037,716 in 2009 to $11,485,081 in 2010. The increase in marketing and sales expense was primarily due to the increase in consulting and subcontracting expenses of $402,000, principally relating to a strategy consulting project initiated by the Company. In addition, during 2010, the Company recorded an increase in compensation related expenses for existing employees of $221,000, and increases in advertising, education expenses and various marketing expenses totaling $65,000. These increases were partially offset by decreases in depreciation and freight totaling $241,000.

General and Administrative. General and administrative expenses for the year ended December 31, 2010 increased by $2,565,846 or 34.9%, from $7,353,585 in 2009 to $9,919,431 in 2010.The increase in general and administrative expense during 2010 was due primarily to an increase in legal and professional fees of $2,927,000 associated with the acquisition of Xoft and a potential acquisition that was not consummated, as well as increases in compensation related expenses of $241,000, and in various administrative expenses totaling $102,000. These increases were partially offset by a decrease in stock based compensation expense of $391,000, principally due to the completion of the three year vesting period on the awards of restricted stock and stock options that were granted to the executive officers of the Company in July 2007.  In addition, during 2010 the Company recorded decreases in general legal costs, consulting and subcontracting services, depreciation, taxes and insurance cost totaling $313,000.

Other Income: During the second quarter of 2010 the Company received a one-time payment of $275,000 related to the sale of a non-core patent that was acquired as part of the Qualia Computing, Inc. acquisition in 2003.  The patent is for technology that is outside of the medical device industry and unrelated to the Company’s core business.

Interest Income/Expense. Net interest income for the year ended December 31, 2010 decreased by $36,503, from $109,772 in 2009 to $73,269 in 2010.  The decrease in interest income is due primarily to the reduction of the interest rate earned from the Company’s money market accounts.

Net Loss. As a result of the foregoing, the Company recorded a net loss of $6,223,963 or $0.14 per basic and diluted share, for the year ended December 31, 2010 on revenue of $24,575,053, compared to a net loss of $1,967,624 or $0.04 per basic and diluted share, on revenue of $28,109,265 for the year ended December 31, 2009.

Backlog.  The Company’s product backlog (excluding service, supplies and Xoft products) was approximately $599,000 at December 31, 2010, as compared to $958,000 on the corresponding date in 2009. The Company expects that the backlog at December 31, 2010 will be shipped within the 2011 fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Revenue. Revenue for the year ended December 31, 2009 was $28,109,265 compared with revenue of $37,491,548 for the year ended December 31, 2008, for a decrease of $9,382,283 or 25.0%.  The decrease in revenue was due primarily to the decrease in digital and MRI CAD and film-based revenue partially offset by a slight increase in service and supply revenue.

The Company’s digital and MRI CAD revenue for the year ended December 31, 2009 decreased $8,446,002 or 31.6%, to $18,289,780 compared to revenue of $26,735,782 in 2008.  This decrease was due primarily to the softening demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology for the detection of breast cancer.  The Company believed that the softening of the digital mammography market was temporary due to current economic conditions and deferred hospital spending, as nearly 40% of the U.S. market had not yet converted to digital technology.

Revenue from iCAD’s film based products for the year ended December 31, 2009 decreased 22.1% to $5,795,703 compared to $7,436,529 in 2008.  This decrease was largely due to the softening demand for FFDM systems primarily due to current economic conditions and deferred hospital spending.  The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading with current mammography exams. The TotalLook MammoAdvantage product is typically sold as sites are preparing to go digital.  The Company believed that the demand for the TotalLook MammoAdvantage would grow as the economy and hospital spending improved and the ongoing transition to digital mammography continued.

Service and supply revenue for the year ended December 31, 2009 increased 21.2% to $4,023,782 compared to $3,319,237 in 2008.  The increase in the Company’s service and supply revenue was due primarily to increased service contract revenue on the Company’s growing installed base of products as customers migrated from warranty to service contracts.  Service contract revenue represented 91% and 88% of the Company’s total service and supply revenue for 2009 and 2008, respectively.

The table below presents the revenue attributable to different product and service, in 2009 and 2008:

	For the year ended December 31,
	2009	2008	Change	% Change
Digital & MRI CAD revenue	$18,289,780	$26,735,782	$(8,446,002)	-31.6%
Film based revenue	5,795,703	7,436,529	(1,640,826)	-22.1%
Service & supply revenue	4,023,782	3,319,237	704,545	21.2%
Total revenue	$28,109,265	$37,491,548	$(9,382,283)	-25.0%

Gross Margin. Gross margin increased slightly to 83.6% for the year ended December 31, 2009 compared to 83.5% for the year ended December 31, 2008.  The increase in gross margin was primarily attributable to cost reduction efforts and the realization of some average selling price increases and component cost reductions.

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

Backlog.  The Company’s product backlog (excluding service and supplies) was approximately $958,000 at December 31, 2009, as compared to $1,137,000 on the corresponding date in 2008. The Company expected that the backlog at December 31, 2009 would be shipped within the 2010 fiscal year. Backlog as of any particular period should not be relied upon as indicative of the Company’s net revenues for any future period as a large amount of the Company’s product is booked and shipped within the same quarter.

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

On December 30, 2010, the Company completed the acquisition of Xoft, acquiring 100% of the outstanding stock of Xoft in exchange for 8,348,501 shares of the Company’s common stock and approximately $1,183,000 in cash, for a total consideration at closing of approximately $12,879,412 based on a per share value of $1.40, the closing price of the Company’s common stock on the closing date. The Company also paid certain transaction expenses of Xoft totaling approximately $1,000,000 which is included in the Company’s statement of operations.  Xoft stockholders now own approximately 15.4% of the Company’s common stock.

Working capital decreased by $5,303,999 to $10,419,840 at December 31, 2010 from $15,723,839 at December 31, 2009.  The ratio of current assets to current liabilities at December 31, 2010 and 2009 was 1.8 and 3.3, respectively.  The decrease in working capital is due to the cash used for the Company’s acquisition of Xoft and the inclusion of Xoft’s current liabilities, including short term deferred revenue of $1,119,405.

Net cash provided by operating activities for the year ended December 31, 2010 was $207,328 compared to net cash provided of $3,442,860 for the same period in 2009. The cash provided by operating activities for the year ended December 31, 2010 resulted from decreases in accounts receivable of $1,914,472, inventory of $277,756, prepaid and other current assets of $77,995, accounts payable and accrued expenses of $571,028 and deferred revenue of $706,579, plus non-cash items including depreciation and amortization totaling $1,642,432 and stock-based compensation of $1,516,029, which were partially offset by the net loss of $6,223,963, and the gain on the sale of a patent of $275,000. The Company will make cash payments of $971,870 in January 2011 related to the Xoft acquisition.

The net cash used for investing activities for the year ended December 31, 2010 was $99,439 which consisted of proceeds from the sale of a patent of $275,000 offset by additions to patents, technology and other assets of $28,576 and additions to property and equipment of $321,619 and $24,244 relating to the acquisition of Xoft, compared to $311,468 net cash used for the comparable period in 2009 which consisted of additions to patents, technology and other assets of $137,944 and property and equipment of $173,524.

Net cash used for financing activities for the year ended December 31, 2010 was $86,942 relating to taxes paid with respect to the issuance of restricted stock, compared to net cash provided by financing activities of $924, for the same period in 2009, which consisted $23,494 from cash received from the issuance of common stock relating to the exercise of stock options partially offset by $22,570 relating to taxes paid with respect to the issuance of restricted stock.

The following table summarizes as of December 31, 2010, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Lease Obligations	$2,101,237	$1,147,746	$953,491	$-	$-
Royalty Obligation	$1,500,000	$250,000	$750,000	$500,000	$-
Total Contractual Obligations	$3,601,237	$1,397,746	$1,703,491	$500,000	$-

Effect of New Accounting Pronouncements

Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations.  In 2010, the Company recorded expenses of approximately $704,000 related to a potential acquisition that was not consummated and $2,709,000 related to the acquisition of Xoft.  In addition, the Company recorded a contingent consideration liability of $5,000,000 based upon the estimated fair value of the additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products over the next three years, payable at the end of that period.

In October 2009, the FASB issued ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (Update No. 2009-13).  Update No. 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic No. 605-25, Multiple Element Arrangements.  Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements.  In addition, early adoption is permitted.  The Company does not believe that adoption of this standard will have a material effect on its financial condition or results of operations.

In October 2009, the FASB issued ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (Update No. 2009-14).  Update No. 2009-14 amends the scope of ASC Subtopic No. 985-605, Revenue Recognition, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality.  This Update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year.  An entity shall not elect early application of Update No. 2009-14 unless it also elects early application of Update No. 2009-13.  The Company does not believe that adoption of this standard will have a material effect on its financial condition or results of operations.

In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (Update No. 2010-06).  Update No. 2010-06 amends certain disclosure requirements of Subtopic 820-10, and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This Update also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. Update No. 2010-06 is effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. This Update does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Since this Update only requires additional disclosures, it did not have an impact on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASC Update No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (Update No. 2010-09).   This Update requires SEC registrants to evaluate subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which management evaluated subsequent events.  This guidance was effective immediately upon issuance.

In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29).  This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company did elect to adopt this Update early as permitted, and disclosed pro forma financial information of the combined entity relating to its acquisition of Xoft.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.          Financial Statements and Supplementary Data.

See Financial Statements and Schedule attached hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

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

The Company employed the Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting.  Management of the Company has assessed the Company's internal control over financial reporting to be effective as of December 31, 2010.

For purposes of this evaluation, the impact of the acquisition of Xoft representing approximately $6,500,000 in assets, which closed on December 30, 2010, on our internal controls over financial reporting has been excluded.  See note 2 to Note to Consolidated Financial Statement for a description of this acquisition.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to SEC rules that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2010, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.  Based on that evaluation, there has been no such change during such period, except that we are still in the process of integrating the Xoft operation and will be incorporating these operations as part of our internal controls.

Item 9B.       Other Information.

On March 29, 2011, the Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, increased Messrs. Ferry and Barnes and Ms. Deptula-Hicks’s annual base salary to $385,000, $235,000 and $255,000, respectively, (retroactively to March 1, 2011) and granted each with options to purchase, under the Company’s 2007 Stock Incentive Plan, 300,000, 100,000 and 100,000, respectively, shares of the Company’s Common Stock, at an exercise price equal to the closing price of the Company's Common Stock on March 29, 2011, such options to be exercisable in three equal annual installments with the first installment commencing on March 29, 2012 and the options expiring on the ten year anniversary of the grant date.  In addition, the Compensation Committee determined that the executives exceeded the performance goals and objectives for 2010 (but not the revenue goals and objectives previously established by the Board for Jeffrey Barnes) previously approved by the Board and the Board awarded each of our Named Executive Officers (i) the incentive bonuses for 2010 set forth in each such officer’s employment agreement for achieving the pretax profit goals and objectives and (ii) an additional discretionary bonus.  See Summary Compensation table.

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

			Director/Officer
Name	Age	Position with iCAD	Since

Dr. Lawrence Howard	58	Chairman of the Board, and Director	2006
Kenneth Ferry	57	President, Chief Executive Officer, and Director	2006
Darlene Deptula-Hicks	53	Executive Vice President of Finance, Chief Financial Officer and Treasurer and Secretary	2006
Jeffrey Barnes	49	Executive Vice President of Global Commercial Operations	2006
Stacey Stevens	43	Senior Vice President of Marketing and Strategy	2006
Jonathan Go	48	Senior Vice President of Research and Development	2006
Rachel Brem, MD	52	Director	2004
Anthony Ecock	49	Director	2008
Steven Rappaport	62	Director	2006
Elliot Sussman, MD	59	Director	2002
Michael Klein	57	Director	2010
Somu Subramaniam	56	Director	2010

The Company’s Certificate of Incorporation provides for the annual election of all of its directors.  The Board elects officers on an annual basis and our officers generally serve until their successors are duly elected and qualified.

Upon the recommendation of the Company’s Nominating and Corporate Governance Committee, the Board of Directors increased the size of the Company’s Board from six to eight directors.  Pursuant to the Merger Agreement and upon approval by the Company’s Nominating and Corporate Governance Committee and the Board, Michael Klein was appointed to serve as the initial stockholder representative on the Board effective December 30, 2010.  Mr. Klein will serve as a director until the Company’s next annual stockholders meeting.  Mr. Klein was the Chief Executive Officer, President and Director of Xoft from December 2004 until the completion of the Merger.  In addition, pursuant to the Merger Agreement and the approval of the Company’s Nominating and Corporate Governance Committee and Board of Directors, Somu Subramanian, effective December 30, 2010, was appointed to serve as a director of the Company until the Company’s next annual stockholders meeting.  Mr. Subramanian was a Director of Xoft from October 2010 until the completion of the Merger. Mr. Subramanian has served as the Managing Partner of New Science Ventures, a venture capital firm, since June 2004, and shareholder of Xoft.  As non-employee directors, Messrs. Klein and Subramanian are eligible to receive the same compensation the Company pays to its non-employee directors.

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

Anthony Ecock has been Senior Operating Executive with the private equity investment firm, Welsh, Carson, Anderson & Stowe ("WCAS"), since 2007.  Mr. Ecock has over 9 years of experience in the healthcare technology field and with more than 15 years in senior management positions. At WCAS, Mr. Ecock is responsible for helping portfolio companies identify and implement growth, as well as earnings improvement opportunities. Before joining WCAS, he served as Vice President and General Manager of GE Healthcare’s Enterprise Sales organization, a unit of the General Electric Company, from 2003 to 2007. From 1999 to 2003 he served as Senior Vice President and Global General Manager of the Hewlett Packard Company. Mr. Ecock spent most of his career at the consulting firm of Bain & Company, where he was a Partner, Practice Leader for Information Technology and Global Program Director for Consultant Training.  We believe Mr. Ecock’s qualifications to serve on our Board of Directors include his financial expertise and his years of experience in the healthcare market.

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

Dr. Elliot Sussman is currently a Professor of Medicine at the University of South Florida College of Medicine.  From 1993 to 2010, Dr. Sussman served as President and Chief Executive Officer of Lehigh Valley Health Network.  Dr. Sussman served as a Fellow in General Medicine and a Robert Wood Johnson Clinical Scholar at the University of Pennsylvania, and trained as a resident at the Hospital of the University of Pennsylvania.  Dr. Sussman is a director and the Chairperson of the compensation committee of the Board of Directors of Universal Health Realty Income Trust, a public company involved in real estate investment trust primarily engaged in investing in healthcare and human service-related facilities. We believe Dr. Sussman’s qualifications to serve on our Board include his experience as a Chief Executive Officer of a leading healthcare network, combined with his medical background and his understanding of our products and market.

Michael Klein, was President and CEO of Xoft, Inc, a position he held since 2005 until the sale of Xoft to iCAD, Inc. in December 2010.  Mr. Klein led the development, approval and commercialization of Xoft’s non-radioactive x-ray technology for radiation therapy.  The Xoft platform offering is used to treat breast, vaginal and skin cancers.  Prior to joining Xoft, from 2000 to 2004, Mr. Klein served as Chairman, President and CEO of R2 Technology, Inc., a breast and lung cancer computer aided detection company.  From 1997 to 2000 he served as General Manager of Varian Medical Systems' Oncology Group where he managed businesses ranging from $25 million to $250 million. Mr. Klein has also served on the Board of Sanarus Medical, a breast biopsy and cryo-ablation company focused on the treatment of fibro adenomas.  He received his MBA degree from the New York Institute of Technology and completed his post-graduate Executive Education Studies at Harvard University and Babson College.  In 2008, Mr. Klein received the R&D Magazine Top 100 Award on behalf of Xoft, where honors were awarded for the 100 most technologically significant new products of 2008.  A similar award was received in 2008 from Frost & Sullivan.

Somu Subramaniam, is currently a Managing Partner and co-founder of New Science Ventures, a New York-based venture capital firm that invests in both early and late stage companies, using novel scientific approaches to address significant unmet needs and create order of magnitude improvements in performance. Mr. Subramaniam serves on several Boards of companies managed in New Science Venture’s portfolio, including Achronix Semiconductor Corporation, RF Arrays, Inc., Lightwire, Inc., Silicon Storage Technology, Inc., MagSil Corporation, BioVex Inc., Trellis BioScience, Inc., and BioScale, Inc.  Prior to starting New Science Ventures in 2004, Mr. Subramaniam was a Director at McKinsey & Co. and at various times led their Strategy Practice, Technology Practice and Healthcare Practice.  While at McKinsey, he advised leading multinational companies in the pharmaceuticals, medical devices, biotechnology, photonics, software and semiconductor industries.  He was also a member of McKinsey’s Investment Committee. Mr. Subramaniam received his undergraduate degree (B.Tech) from the Indian Institute of Technology and his M.B.A. from Harvard Business School.

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

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2010, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.

Code of Ethics

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees.  Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.
98 Spit Brook Road, Suite 100
Nashua, NH 03062
Attention: Corporate Secretary

Item 11.        Executive Compensation.

The following table provides information on the compensation provided by us during fiscal years 2010 and 2009 to (i) those persons who served in the capacity as our Chief Executive Officer, and (ii) the two most highly compensated executive officers other than the Chief Executive Officer, who served in such capacity during 2010 and at the end of 2010 whose total compensation exceeded $100,000 (collectively the Named Executive Officers).

SUMMARY COMPENSATION TABLE

		Salary	Bonus (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Name and Principal Position	Year	$	$	$	$	$	$
Kenneth Ferry
President, Chief Executive Officer	2010	368,474	51,500	214,500	203,500	28,540	866,514
	2009	356,314	120,000	-	-	29,536	505,850
Darlene Deptula-Hicks
Executive Vice President of Finance, Chief Financial Officer	2010	243,976	17,000	71,500	98,000	18,000	448,476
	2009	235,869	60,000	-	-	18,000	313,869
Jeffrey Barnes
Executive Vice President of Global Commerical Operations	2010	223,902	50,000	64,350	45,000	18,000	401,252
	2009	215,796	85,000	200,000	-	18,000	518,796

(1)  Represents discretionary bonuses earned for 2010 and 2009 paid in 2011 and 2010, respectively, that were awarded to the Named Executive Officers in lieu of or in addition to any incentive bonus to which they were otherwise entitled to under the terms of their respective employment agreements.
(2) The amounts included in the “Stock Awards” column represents the grant date fair value of the restricted stock awards granted to the Named Executive Officers, computed in accordance with FASB ASC Topic 718.

(3) Represents performance-based cash incentive bonuses paid in 2011 that were earned in 2010 under the Named Executive Officers respective employment agreements. The targeted incentive bonus for 2010 in the amount contemplated by each such executive officer’s employment agreement (55% of annual base salary for Mr. Ferry and 40% of annual base salary for Ms. Deptula-Hicks and Mr. Barnes for achieving the pretax profit goals and objectives determined previously by the Board (but not the revenue goals and objectives previously established by the Board for Jeffrey Barnes) and (ii) an additional discretionary bonus to align the executive officer’s total cash compensation with comparable level executives of comparable companies, as determined by the board, based on a report prepared by a compensation consultant:
The 2010 performance target for Messrs. Ferry (100%) and Barnes (50%) and Ms. Deptula-Hicks (100%) was the Company's achievement of approximately $2.4 million of pretax loss before transaction related expenses and SecondLook Premier reader study expense, as established by the Board of Directors.  The Company’s actual pretax profit before transaction related expenses and SecondLook Premier reader study expense was 101.5% of the target.. In addition, 50% of the 2010 performance target for Mr. Barnes was the Company's achievement of approximately $28.1 million of revenue. The Company actual results were at  87.4% of the targeted revenue established by the Board of Directors. For the year ended December 31, 2010, Messrs. Ferry and Barnes and Ms. Deptula-Hicks received performance-based cash incentive bonuses of $203,500, $45,000 and $98,000, respectively, pursuant to their employment agreements.
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
(4) The amounts shown in the “All Other Compensation” column for Mr. Ferry consists of an automobile allowance of $26,400, for 2010 and 2009, and $2,140 and $3,136 for 2010 and 2009, respectively, of life insurance premiums paid by us each year. For the other Named Executive Officers the amounts represent payments of an automobile allowance.

Narrative Disclosure to Summary Compensation Table

Employment Contracts for our Named Executive Officers

In June 2008 we entered into the following employment agreements with our Named Executive Officers and their compensation is determined, in part, based upon these employment agreements.

Mr. Kenneth Ferry, our President and Chief Executive Officer.  On June 25, 2008, we entered into a new employment agreement, effective as of June 1, 2008, with Mr. Ferry.  This agreement replaced and superseded the previous employment agreement entered into between us and Mr. Ferry in May 2006.  Mr. Ferry’s employment agreement provides for his employment as our Chief Executive Officer and President for an initial term through December 31, 2012, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $355,000 with such increases as determined by the Board.  Mr. Ferry is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance.  The agreement also provides for his eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 55% of his base salary if we achieve goals and objectives determined by the Board.  Mr. Ferry will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.

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

Pursuant to his agreement, Mr. Ferry was also granted, in 2008, a restricted stock award of 100,000 shares of Common Stock. The restricted stock award vested in three equal annual installments with the final installment vesting on May 31, 2011. The unvested portion of the award will automatically vest if Mr. Ferry’s employment is terminated without cause or for good reason within six (6) months of a change in control.

On March 1, 2010, the Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, increased Mr. Ferry’s annual base salary to $370,000 and awarded him 150,000 shares of restricted common stock.  The new restricted stock award will vest in three equal annual installments with the first installment vesting on March 1, 2011.

On March 29, 2011, the Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, increased Mr. Ferry’s annual base salary to $385,000 (retroactively to March 1, 2011) and granted him options to purchase, under the Company’s 2007 Stock Incentive Plan, 300,000 shares of the Company’s Common Stock, at an exercise price equal to the closing price of the Company's Common Stock on March 29, 2011, such options to be exercisable in three equal annual installments with the first installment commencing on March 29, 2012 and the options expiring on the ten year anniversary of the grant date.

Ms. Darlene Deptula-Hicks, our Executive Vice President of Finance and Chief Financial Officer.   On June 25, 2008, we entered into a new employment agreement, effective as of June 1, 2008, with Ms. Deptula-Hicks. This agreement replaced and superseded the previous employment agreement entered into between us and Ms. Deptula-Hicks in September 2006.  Ms. Deptula-Hicks’s employment agreement provides for her employment as our Executive Vice President of Finance and Chief Financial Officer for an initial term through December 31, 2011, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $235,000 with such increases as determined by the Board.  Ms. Deptula-Hicks is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance.  The agreement also provides for her eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 40% of her base salary if we achieve goals and objectives determined by the Board.  Ms. Deptula-Hicks will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to her by the Board.

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

Pursuant to her agreement, Ms. Deptula-Hicks was also granted, in 2008, a restricted stock award of 37,500 shares of Common Stock. The restricted stock award vested in three equal annual installments with the final installment vesting on May 31, 2011. The unvested portion of the award will automatically vest if Ms. Deptula-Hicks’s employment is terminated without cause or for good reason within six (6) months of a change in control.

On March 1, 2010, the Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, increased Ms. Deptula-Hicks’s annual base salary to $245,000 and awarded her 50,000 shares of restricted common stock.  The new restricted stock award will vest in three equal annual installments with the first installment vesting on March 1, 2011.

On March 29, 2011, the Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, increased Ms. Deptula-Hicks’s annual base salary to $255,000 (retroactively to March 1, 2011) and granted her options to purchase, under the Company’s 2007 Stock Incentive Plan, 100,000 shares of the Company’s Common Stock, at an exercise price equal to the closing price of the Company's Common Stock on March 29, 2011, such options to be exercisable in three equal annual installments with the first installment commencing on March 29, 2012 and the options expiring on the ten year anniversary of the grant date.

Mr. Jeffrey Barnes, our Executive Vice President of Global Commercial Operations.  On June 25, 2008, we entered into a new employment agreement, effective as of June 1, 2008, with Mr. Barnes. This agreement replaced and superseded the previous employment agreement entered into between us and Mr. Barnes in May 2006. Mr. Barnes’s employment agreement provides for his employment for an initial term through December 31, 2011, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $215,000 with such increases as determined by the Board. Mr. Barnes is also entitled to customary benefits, including participation in employee benefit plans, and reasonable travel and entertainment expenses as well as a monthly automobile allowance.  The agreement also provides for his eligibility to receive, during each employment year during the term of the agreement, a target annual incentive bonus of 40% of his base salary if we achieve goals and objectives determined by the Board.  Mr. Barnes will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.

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

Pursuant to his agreement, Mr. Barnes was also granted, in 2008, a restricted stock award of 37,500 shares of Common Stock. The restricted stock award vested in three equal annual installments with the final installment vesting on May 31, 2011.  The unvested portion of the award will automatically vest if Mr. Barnes’s employment is terminated without cause or for good reason within six (6) months of a change in control.

On October 13, 2009, Mr. Barnes was promoted from the position of Senior Vice President of Sales to the position of Executive Vice President of Global Commercial Operations of the Company. The Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, approved the following: (i) two cash bonuses, the first cash bonus of $50,000 was paid to Mr. Barnes on October 15, 2009 and the second $50,000 cash bonus was paid to Mr. Barnes  on April 15, 2010; and (ii) a restricted stock award of 100,000 shares of the Company’s common stock which vested in three equal annual installments with the first installment vesting on October 11, 2010.

On March 1, 2010, the Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, increased Mr. Barnes’s annual base salary to $225,000 and awarded him 45,000 shares of restricted common stock.  The new restricted stock award will vest in three equal annual installments with the first installment vesting on March 1, 2011.

On March 29, 2011, the Company’s Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board, increased Mr. Barnes’s annual base salary to $235,000 (retroactively to March 1, 2011) and granted him options to purchase, under the Company’s 2007 Stock Incentive Plan, 100,000 shares of the Company’s Common Stock, at an exercise price equal to the closing price of the Company's Common Stock on March 29, 2011, such options to be exercisable in three equal annual installments with the first installment commencing on March 29, 2012 and the options expiring on the ten year anniversary of the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by each of the Named Executive Officers at December 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Kenneth Ferry	750,000	(1)	-	1.59	3/15/2011	66,666	(3)	89,999
	200,000	(2)	-	3.89	7/18/2012	150,000	(4)	202,500
Darlene Deptula-Hicks	275,000	(1)	-	1.80	9/11/2011	25,000	(3)	33,750
	100,000	(2)	-	3.89	7/18/2012	50,000	(4)	67,500
Jeffrey Barnes	225,000	(1)	-	1.59	3/15/2011	25,000	(3)	33,750
	100,000	(2)	-	3.89	7/18/2012	45,000	(4)	60,750
						66,666	(5)	89,999

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

(2)	Each of these options vested in three equal annual installments with the first installment having vested on July 18, 2008.
(3)	Each of these restricted stock awards vest on May 31, 2011.
(4)	Each of these restricted stock awards vest in three equal annual installments with the first installment vesting on March 1, 2011.
(5)	Each of these restricted stock awards vest in two equal annual installments with the first installment vesting on October 11, 2011.

COMPENSATION OF DIRECTORS

Compensation of Directors is determined by the Board in conjunction with recommendations made by the Compensation Committee. The following is the 2010 compensation paid to those members of the Board who are not employed by us or any of our subsidiaries and were not employed by us or any of our subsidiaries at any time during 2010, our “Non-Employee Directors”.

DIRECTOR COMPENSATION

Name (3)	Fees earned or paid in cash (1) ($)	Option Awards (2) ($)	Total ($)
Dr. Lawrence Howard	47,000	9,885	56,885
Dr. Rachel Brem	33,000	9,885	42,885
Anthony Ecock	32,500	9,885	42,385
Steven Rappaport	-	49,385	49,385
Maha Sallam (4)	23,500	7,818	31,318
Dr. Elliot Sussman	37,000	9,885	46,885
Michael Klein	-	13,643	13,643
Somu Subramaniam	-	13,643	13,643

(1)	These amounts do not include fees that were earned but paid in options pursuant to the election by certain directors to receive options in lieu of cash fees.
(2)
The amounts included in the “Option Awards” column represents the grant date fair value of the stock option awards to directors, computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions, see Note 5 to our consolidated financial statements.  All options granted to directors in 2010 vested immediately.  The amounts included options that were issued in lieu of cash fees pursuant to an election made by certain of the directors.

(3)
As of December 31, 2010, the aggregate number of unexercised stock options held by each person who was a Non-Employee director was as follows: Dr. Howard – 81,250; Dr. Brem – 231,575; Mr. Ecock – 62,500; Mr. Rappaport – 236,653; Dr. Sussman – 209,407; Mr. Klein – 25,000 and Mr. Subramaniam – 25,000..

(4)	Dr. Sallam resigned as a member of the Company’s Board of Directors on October 1, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our Common Stock owned on March 15, 2011 by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our Common Stock (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all current executive officers and directors as a group.  Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 98 Spit Brook Road, Suite 100, Nashua, New Hampshire 03062.

BENEFICIAL OWNERSHIP TABLE

		Number of Shares
Title	Name of	Beneficially		Percentage
of Class	Beneficial Owner	Owned (1) (2)		of Class
Common	Robert Howard	5,359,953	(3)	9.8%
Common	Dr. Lawrence Howard	1,823,353	(4)	3.3%
Common	Kenneth Ferry	1,621,334	(5)	2.9%
Common	Dr. Rachel Brem	235,325	(6)	*
Common	Anthony Ecock	66,250	(7)	*
Common	Steven Rappaport	460,379	(8)	*
Common	Dr. Elliot Sussman	327,610	(9)	*
Common	Michael Klein	337,538	(10)	*
Common	Somu Subramaniam	1,877,480	(11)	3.4%
Common	Jeffrey Barnes	368,732	(12)	*
Common	Darlene Deptula-Hicks	441,722	(13)	*
Common	All current executive officers and directors as a group (12 persons)	8,270,129	(14)	14.4%

* Less than one percent

1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 15, 2011, upon (i) the exercise of options; (ii) vesting of restricted stock; (iii) warrants or rights; (iv) through the conversion of a security; (v) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (vi) pursuant to the automatic termination of a trust, discretionary account or similar arrangement.  Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 15, 2011, have been exercised.

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

4)
Includes options to purchase 25,000 shares of Common Stock at $2.82 per share, 3,750 shares at $3.50 per share, 3,750 shares at $3.90 per share, 3,750 shares at $2.91 per share, 3,750 shares at $2.00 per share, 3,750 shares at $2.73 per share, 3,750 shares at $2.90 per share, 3,750 shares at $2.78 per share, 3,750 shares at $1.39 per share, 3,750 shares at $1.01 per share, 3,750 shares at $1.22 per share, 3,750 shares at $2.03 per share, 3,750 shares at $1.49 per share, 3,750 shares at $1.81 per share, 3,750 shares at $1.95 per share, 3,750 shares at $1.51 per share and 3,750 shares at $1.42 per share.  Also includes 11,500 shares beneficially owed by Dr. Howard’s wife and 242,500 shares beneficially owned by Dr. Howard’s children.

5)	Includes options to purchase 750,000 shares of Common Stock at $1.59 per share and 200,000 shares at $3.89 per share.

6)
Consists of options to purchase 45,000 shares of Common Stock at $3.35 per share, 25,000 shares at $2.82 per share, 9,111 shares at $3.50 per share, 7,854 shares at $3.90 per share, 8,860 shares at $2.91 per share, 12,040 shares at $2.00 per share, 9,813 shares at $2.73 per share, 11,297 shares at $2.90 per share, 9,220 shares at $2.78 per share, 14,990 shares at $1.39 per share, 20,454 shares at $1.01 per share, 18,564 shares at $1.22 per share, 12,679 shares at $2.03 per share, 15,443 shares at $1.49 per share, 3,750 shares at $1.81 per share, 3,750 shares at $1.95 per share, 3,750 shares at $1.51 per share and $3,750 shares at $1.42 per share.

7)
Consists of options to purchase 25,000 shares of Common Stock at $3.33 per share, 3,750 shares at $2.90 per share, 3,750 shares at $2.78 per share, 3,750 shares at $1.39 per share, 3,750 shares at $1.01 per share, 3,750 shares at $1.22 per share, 3,750 shares at $2.03 per share, 3,750 shares at $1.49 per share, 3,750 shares at $1.81 per share, 3,750 shares at $1.95 per share, 3,750 shares at $1.51 per share and $3,750 shares at $1.42 per share.

8)
Includes options to purchase 25,000 shares of Common Stock at $3.18 per share, 3,750 shares at $3.50 per share, 3,750 shares at $3.90 per share, 3,750 shares at $2.91 per share, 3,750 shares at $2.00 per share, 12,214 shares at $2.73 per share, 13,065 shares at $2.90 per share, 11,582 shares at $2.78 per share, 20,865 shares at $1.39 per share, 25,674 shares at $1.01 per share, 21,698 shares at $1.22 per share, 15,942 shares at $2.03 per share, 20,615 shares at $1.49 per share, 18,669 shares at $1.81 per share, 13,950 shares at $1.95 per share, 22,379 shares at $1.51 per share and $21,667 shares at $1.42 per share..

9)
Includes options to purchase 15,000 shares of Common Stock at $1.55 per share, 15,000 shares at $2.82 per share, 10,068 shares at $3.50 per share, 7,683 shares at $3.90 per share, 9,325 shares at $2.91 per share, 13,422 shares at $2.00 per share, 10,571 shares at $2.73 per share, 12,004 shares at $2.90 per share, 10,463 shares at $2.78 per share, 18,566 shares at $1.39 per share, 23,934 shares at $1.01 per share, 19,134 shares at $1.22 per share, 14,396 shares at $2.03 per share, 18,591 shares at $1.49 per share, 3,750 shares at $1.81 per share, 3,750 shares at $1.95 per share, 3,750 shares at $1.51 per share and $3,750 shares at $1.42 per share.

10)	Includes options to purchase 25,000 shares of Common Stock at $1.40 per share.

11)	Includes options to purchase 25,000 shares of Common Stock at $1.40 per share.

12)	Includes options to purchase 225,000 shares of Common Stock at $1.59 per share and 100,000 shares at $3.89 per share.

13)	Includes options to purchase 275,000 shares of Common Stock at $1.80 per share and 100,000 shares at $3.89 per share.

14)
Includes options to purchase 77,562 shares of Common Stock at $1.01 per share, 66,896 shares at $1.22 per share, 61,921 shares at $1.39 per share, 50,000 shares at $1.40 per share, 36,667 shares at $1.42 per share, 62,149 shares at $1.49 per share, 37,379 shares at $1.51 per share, 15,000 shares at $1.55 per share, 975,000 shares at $1.59 per share, 275,000 shares at $1.80 per share, 33,669 shares at $1.81 per share, 28,950 shares at $1.95 per share, 135,000 shares at $1.98 per share, 34,225 shares at $2.00 per share, 50,517 shares at $2.03 per share, 200,000 shares at $2.27 per share, 36,348 shares at $2.73 per share, 38,765 shares at $2.78 per share, 80,000 shares at $2.82 per share, 43,866 shares at $2.90 per share, 29,435 shares at $2.91 per share, 25,000 shares at $3.18 per share, 25,000 shares at $3.33 per share, 45,000 shares at $3.35 per share, 30,429 shares at $3.50 per share, 575,000 shares at $3.89 per share and 26,787 shares at $3.90 per share.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2010.

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	3,708,524	$2.75	2,304,825
Equity compensation plans not approved by security holders (1):	1,585,000	$1.75	-0-
Total	5,293,524	$2.45	2,304,825

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

Consistent with these considerations, the Board has determined that Messrs. Rappaport, Ecock, Klein and Subramaniam and Drs. Brem and Sussman, meet the director independence requirements under the applicable Marketplace Rule of The Nasdaq Stock Market LLC. In reaching this conclusion the Board reviewed the definition of independence under the applicable Nasdaq Marketplace Rule.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by its independent registered public accountants, BDO USA, LLP (formerly BDO Seidman, LLP) for professional services rendered for the years ended December 31, 2010 and 2009:

Audit Fees.  The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2010 and 2009, the review of the financial statements included in the Company's Forms 10-Q and consents issued in connection with the Company’s filings on Form S-3 and S-8 for 2010 and 2009 totaled $264,000 and $257,000, respectively.

Audit-Related Fees.  The fees billed by BDO USA, LLP for audit fees related to the Xoft acquisition for the year ended December 31, 2010 was $65,000.  No audit-related fees were paid to BDO USA, LLP for the year ended December 31, 2009, that are not disclosed in the paragraph captions “Audit Fees” above.

Tax and all other Fees. No tax fees or other fees were paid to BDO USA, LLP for the years ended December 31, 2010 and 2009.

Pre-Approval Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO USA, LLP in 2010.  Consistent with the Audit Committee's responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  The full Audit Committee pre-approves proposed services and fee estimates for these services.  The Audit Committee chairperson or their designee has been designated by the Audit Committee to pre-approve any services arising during the year that were not pre-approved by the Audit Committee.  Services pre-approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting.  Pursuant to these procedures, the Audit Committee pre-approved the foregoing audit services provided by BDO USA, LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Annual Report on Form 10-K:

i.	Financial Statements - See Index on page 74.

ii.
Financial Statement Schedule - See Index on page 74.   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

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

2(c)
Asset Purchase Agreement as of dated June 20, 2008 between the Registrant and 3TP LLC dba CAD Sciences [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008]. **

2(d)
Agreement and Plan of Merger dated December 15, 2010 by and among the Registrant, XAC, Inc., Xoft, Inc. and Jeffrey Bird as representative of the Xoft, Inc.’s stockholders [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated December 30, 2010]. **

3 (a)
Certificate of Incorporation of the Registrant as amended through July 18, 2007 [incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 2007].

3(b)	Amended and Restated By-laws of the Registrant [incorporated by reference to Exhibit 3 (b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2007].

10(a)	2002 Stock Option Plan [incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4 (File No. 333-86454)].*

10(b)	2004 Stock Incentive Plan [incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004].*

10(c)
Form of Option Agreement under the Registrant’s 2002 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(d)
Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(e)	2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(f)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(g)
Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(h)
Option Agreement dated September 8, 2006 between the Registrant and Darlene M. Deptula-Hicks [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on September 13, 2006].*

10(i)
Option Agreement dated April 19, 2006 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(j)
Option Agreement dated April 19, 2006 between the Registrant and Jeffrey Barnes [incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(k)
Option Agreement dated April 19, 2006 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006].*

10(l)
Lease Agreement dated December 6, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH [incorporated by reference to Exhibit 10(mm) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].

10(m)
Option Agreement dated November 3, 2006 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10(oo) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].*

10(n)	2007 Stock Incentive Plan, as amended [incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 16, 2009]. *

10(o)	Form of Option Agreement under the Registrant’s 2007 Stock Incentive Plan.*

10(p)	Form of Restricted Stock Agreement under the Registrant’s 2007 Stock Incentive Plan.*

10(q)
Employment Agreement entered into as of June 1, 2008 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.5 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008] *

10(r)
Employment Agreement entered into as of June 1, 2008 between the Registrant and Darlene Deptula-Hicks [incorporated by reference to Exhibit 10.6 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008] *

10(s)
Employment Agreement entered into as of June 1, 2008 between the Registrant and Jeffrey Barnes [incorporated by reference to Exhibit 10.7 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(t)
Employment Agreement entered into as of June 1, 2008 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.8 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(u)
Employment Agreement dated as of June 1, 2008 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10.9 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

21	Subsidiary

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management compensation plan or arrangement.

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

iCAD, INC.
Date: March 30, 2011

	By:	/s/ Kenneth Ferry
Kenneth Ferry
President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Howard	Chairman of the Board,
Dr. Lawrence Howard	Director	March 30, 2011

/s/ Kenneth Ferry	President, Chief Executive
Kenneth Ferry	Officer, Director (Principal	March 30, 2011
Executive Officer)

/s/ Darlene M. Deptula-Hicks	Executive Vice President of Finance,
Darlene M. Deptula-Hicks	Chief Financial Officer, Treasurer
(Principal Financial and Accounting
	Officer)	March 30, 2011

/s/ Rachel Brem	Director	March 30, 2011
Rachel Brem, M.D.

/s/ Anthony Ecock	Director	March 30, 2011
Anthony Ecock

/s/ Michael Klein	Director	March 30, 2011
Michael Klein

/s/ Steven Rappaport	Director	March 30, 2011
Steven Rappaport

/s/ Somu Subramaniam	Director	March 30, 2011
Somu Subramaniam

/s/ Elliot Sussman	Director	March 30, 2011
Elliot Sussman, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iCAD, Inc.,
Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of iCAD, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iCAD, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

 /s/ BDO USA, LLP

Boston, Massachusetts
March 30, 2011

iCAD, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$16,268,978	$16,248,031
Trade accounts receivable, net of allowance for doubtful accounts of $50,000 in 2010 and $84,000 in 2009	3,388,619	4,692,614
Inventory, net	3,489,258	1,094,115
Prepaid expenses and other current assets	580,922	393,490
Total current assets	23,727,777	22,428,250

Property and equipment:
Equipment	4,435,783	2,873,012
Leasehold improvements	539,052	72,612
Furniture and fixtures	354,541	344,700
Marketing assets	296,700	292,613
	5,626,076	3,582,937
Less accumulated depreciation and amortization	2,851,607	2,661,083
Net property and equipment	2,774,469	921,854

Other assets:
Deposits	675,106	63,194
Intangible assets, net of accumulated amortization of $8,171,917 in 2010 and $6,180,097 in 2009	21,164,684	6,482,928
Goodwill	45,689,106	43,515,285
Total other assets	67,528,896	50,061,407

Total assets	$94,031,142	$73,411,511

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,500,266	$1,365,558
Accrued expenses	5,520,750	2,118,698
Deferred rent	380,961	80,588
Deferred revenue	4,905,960	3,139,567
Total current liabilities	13,307,937	6,704,411

Contingent consideration liability	5,000,000	-
Long-term warranty expense	15,003	23,275
Long-term deferred rent	401,565	-
Long-term deferred revenue	961,273	375,183
Long-term settlement costs	1,135,348	-
Total liabilities	20,821,126	7,102,869

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	-	-
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 54,383,747 in 2010 and 45,746,736 in 2009; outstanding 54,315,871 in 2010 and 45,678,860 in 2009	543,837	457,467
Additional paid-in capital	163,101,700	150,062,733
Accumulated deficit	(89,485,257)	(83,261,294)
Treasury stock at cost (67,876 shares)	(950,264)	(950,264)
Total stockholders' equity	73,210,016	66,308,642

Total liabilities and stockholders' equity	$94,031,142	$73,411,511

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009	2008

Revenue:
Products	$18,726,645	$24,085,483	$34,172,311
Service and supplies	5,848,390	4,023,782	3,319,237
Total revenue	24,575,035	28,109,265	37,491,548

Cost of Revenue:
Products	2,395,858	3,904,604	5,414,009
Service and supplies	750,793	717,180	762,021
Total cost of revenue	3,146,651	4,621,784	6,176,030
Gross profit	21,428,384	23,487,481	31,315,518
Operating expenses:
Engineering and product development	6,596,104	7,217,146	7,121,334
Marketing and sales	11,485,081	11,037,716	11,961,907
General and administrative	9,919,431	7,353,585	7,466,488
Total operating expenses	28,000,616	25,608,447	26,549,729

(Loss) income from operations	(6,572,232)	(2,120,966)	4,765,789

Other income (expense):
Other income	275,000	-	-
Interest income	73,269	119,103	106,032
Interest expense (includes $0, $0, and ($201,295), respectively, to related parties)	-	(9,331)	(280,632)
Other income (expense), net	348,269	109,772	(174,600)

(Loss) income before provision (benefit) for income taxes	(6,223,963)	(2,011,194)	4,591,189

Provision (benefit) for income taxes	-	(43,570)	235,000

Net (loss) income	$(6,223,963)	$(1,967,624)	$4,356,189

Net (loss) income per share:
Basic	$(0.14)	$(0.04)	$0.10
Diluted	$(0.14)	$(0.04)	$0.10

Weighted average number of shares used in computing (loss) income per share:
Basic	45,827,813	45,511,883	41,704,374
Diluted	45,827,813	45,511,883	42,748,052

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders'
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2007	39,239,208	$392,392	$135,055,418	$(85,649,859)	$(950,264)	$48,847,687

Issuance of common stock pursuant to stock option plans	952,612	9,526	1,859,376	-	-	1,868,902

Issuance of common stock relative to vesting of restricted stock, net of 14,990 shares forfeited for tax obligations	110,007	1,100	(1,100)	-	-	-

Issuance of common stock relative to the asset acquisition	1,086,957	10,870	2,989,130	-	-	3,000,000

Issuance of common stock relative to conversion of loans payable	4,022,600	40,226	6,316,691	-	-	6,356,917

Stock-based compensation	-	-	1,862,630	-	-	1,862,630

Net income	-	-	-	4,356,189	-	4,356,189
Balance at December 31, 2008	45,411,384	454,114	148,082,145	(81,293,670)	(950,264)	66,292,325

Issuance of common stock pursuant to stock option plans	47,161	472	23,022	-	-	23,494

Issuance of common stock relative to vesting of restricted stock, net of 18,619 shares forfeited for tax obligations
	292,147	2,921	(25,491)	-	-	(22,570)

Return of common stock relative to the asset acquisition	(3,956)	(40)	(10,878)	-	-	(10,918)

Stock-based compensation	-	-	1,993,935	-	-	1,993,935

Net loss	-	-	-	(1,967,624)	-	(1,967,624)
Balance at December 31, 2009	45,746,736	457,467	150,062,733	(83,261,294)	(950,264)	66,308,642

Issuance of common stock relative to vesting of restricted stock, net of 53,072 shares forfeited for tax obligations	288,510	2,885	(89,827)	-	-	(86,942)

Merger consideration (Note 2)	8,348,501	83,485	11,612,765	-	-	11,696,250

Stock-based compensation	-	-	1,516,029	-	-	1,516,029

Net loss	-	-	-	(6,223,963)	-	(6,223,963)
Balance at December 31, 2010	54,383,747	$543,837	$163,101,700	$(89,485,257)	$(950,264)	$73,210,016

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net (loss) income	$(6,223,963)	$(1,967,624)	$4,356,189
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	475,799	751,464	898,142
Amortization	1,166,633	1,169,743	942,820
Gain on sale of patent	(275,000)	-	-
Loss on disposal of assets	-	-	23,941
Stock-based compensation expense	1,516,029	1,993,935	1,862,630
Non-cash interest expense associated with discount on convertible loans payable	-	-	22,059
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,914,472	877,709	1,030,295
Inventory	277,756	354,258	349,870
Prepaid and other current assets	77,995	57,912	(131,233)
Accounts payable	125,250	(823,535)	10,928
Accrued interest	-	-	181,082
Accrued expenses	445,778	(530,257)	(50,282)
Deferred revenue	706,579	1,559,255	281,490
Total adjustments	6,431,291	5,410,484	5,421,742

Net cash provided by operating activities	207,328	3,442,860	9,777,931

Cash flow from investing activities:
Additions to patents, technology and other	(28,576)	(137,944)	(38,839)
Additions to property and equipment	(321,619)	(173,524)	(582,102)
Acquisition of CAD Sciences	-	-	(2,000,000)
Proceeds from sale of patent	275,000	-	-
Acquisition of Xoft, net of cash acquired	(24,244)	-	-
Net cash used for investing activities	(99,439)	(311,468)	(2,620,941)

Cash flow from financing activities:
Issuance of common stock for cash	-	23,494	1,868,902
Taxes paid related to restricted stock issuance	(86,942)	(22,570)	-
Payment of convertible notes payable	-	-	(258,906)
Net cash (used for) provided by financing activities	(86,942)	924	1,609,996

Increase in cash and equivalents	20,947	3,132,316	8,766,986
Cash and equivalents, beginning of year	16,248,031	13,115,715	4,348,729
Cash and equivalents, end of year	$16,268,978	$16,248,031	$13,115,715

Supplemental disclosure of cash flow information:
Interest paid	$1,674	$9,331	$55,598
Taxes paid	$89,000	$95,000	$353,000

Non-cash items from investing and financing activities:
Fair market value of iCAD common stock issued to acquire Xoft, Inc. and accrued cash consideration	$12,668,120	$-	$-

Fair market value of iCAD common stock issued to acquire assets of CAD Sciences	$-	$-	$3,000,000

Conversion of convertible notes payable and related accrued interest into common stock	$-	$-	$6,356,917

Return of common stock from escrow related to asset acquisiton of CAD Sciences in 2008.	$-	$10,918	$-

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)  Nature of Operations and Use of Estimates

iCAD, Inc. and subsidiary (the “Company” or “iCAD”) is a provider of Computer Aided Detection (“CAD”) solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. CAD is performed as an adjunct to certain medical screening procedures. CAD is reimbursable in the U.S. under federal and most third-party insurance programs.  In July 2008, through the asset acquisition of 3TP LLC dba CAD Sciences (“CAD Sciences”), the Company acquired pharmaco-kinetic based CAD products that aid in the interpretation of contrast enhanced MRI images of the breast and prostate.  iCAD has also developed CAD solutions for use with virtual colonoscopy to improve the detection of colonic polyps while delivering improved workflow for the radiologists, and higher quality patient care.

In addition, the acquisition of Xoft, Inc. (“Xoft”) on December 30, 2010, brings an isotope-free cancer treatment platform technology to the Company’s product line. The Company acquired electronic brachytherapy (eBx) products for the treatment of breast, endometrial, skin and other cancers, used in a broad range of clinical settings.  The portable Axxent System which delivers electronically controlled radiation therapy directly to cancer sites with minimal radiation exposure to surrounding healthy tissue is FDA-cleared. This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and offer advanced treatments such as Intra-Operative Radiation Therapy (IORT). Customers include university research and community hospitals, private and governmental institutions, doctors’ offices and cancer care clinics.

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

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company, XAC, Inc,. the subsidiary that was formed to facilitate its acquisition of Xoft and its former wholly-owned subsidiary, Qualia Acquisition Corporation. Any material inter-company transactions and balances have been eliminated in consolidation. Qualia Acquisition Corporation was dissolved in 2008.

c)  Cash and cash equivalents

For purposes of reporting cash flows, the Company defines cash and cash equivalents as all bank transaction accounts, money market funds, deposits and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2010, most of the balance of cash and cash equivalents exceeded federally insured limits, but was maintained in money market funds at major financial institutions. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

(d)  Financial instruments

The carrying amounts of financial instruments, including cash and equivalents, accounts receivable and accounts payable, approximated fair value as of December 31, 2010 and 2009 due to their short-term nature.

(e)  Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company performs continuing credit evaluations of its customers' financial condition and generally does not require collateral.

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments.  Credit limits are established through a process of reviewing the financial history and stability of each customer.  Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits.  The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible.  The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts.  An amount would be written off against  the allowance after all attempts to collect  the receivable had failed.  Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2010 and 2009 is adequate. The Company reviews its reserve balance on a quarterly basis

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(f)  Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. At December 31, 2010, inventory consisted of finished goods and raw materials of $1,470,854 and $2,018,404, respectively, for 2010 and finished goods and raw materials inventory of $979,402 and $114,713, respectively, at December 31, 2009.  The Company regularly reviews inventory quantities on hand and records an allowance for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors.

(g)  Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years) or the remaining lease term, whichever is shorter for leasehold improvements.

(h) Long Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  Intangible assets subject to amortization consist primarily of patents, technology intangibles, trade name, customer relationships and distribution agreements purchased in the Company’s previous acquisitions.  These assets, which include assets acquired from Xoft, Inc., are amortized on a straight-line basis or the pattern of economic benefit over their estimated useful lives of 5 to 10 years.

For the years ended December 31,	2010	2009	Weighted Average Useful Life
Gross carrying amount:
Patents and licenses	$2,129,040	$480,651	5 years
Technology	25,533,373	11,333,373	10 years
Tradename	248,000	248,000	10 years
Total amortizable intangible assets	27,910,413	12,062,024

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(h) Long Lived Assets (continued)

Accumulated amortization	2010	2009
Patents	$390,895	390,624
Technology	6,181,234	5,039,672
Tradename	173,600	148,800
Total accumulated amortization	6,745,729	5,579,096

Amortizable intangible assets, net	$21,164,684	$6,482,928

Amortization expense related to intangible assets was approximately $1,167,000, $1,170,000 and $943,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  Estimated amortization of the Company’s intangible assets for the next five fiscal years is as follows:

For the years ended December 31:	Estimated amortization expense
2011	$3,100,000
2012	2,900,000
2013	2,700,000
2014	2,450,000
2015	2,450,000

(i)  Goodwill

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-20, “Intangibles - Goodwill and Other” (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived intangible assets are no longer amortized and are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than its carrying value.

The Company’s goodwill arose in connection with the acquisition of ISSI in June 2002, with the acquisition of CADx in December 2003 and with the acquisition of Xoft in December 2010.  The Company continues to operate in one segment and as one reporting unit since operations will continue to be supported by one central staff and the results of operations will be evaluated as one business unit.  Therefore, the Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) and adding a reasonable control premium to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(i)  Goodwill (continued)

No goodwill impairment loss was recorded in 2010, 2009 or 2008.  For 2010 and 2009, the Company performed the step one fair value comparison as of October 1, 2010 and October 1, 2009.  At both dates the Company’s market capitalization exceeded its carrying value.  At December 31, 2010, the Company’s market capitalization fell below its carrying value, as compared to December 31, 2010 and 2009, the Company’s market capitalization exceeded its carrying value.

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

Goodwill remained unchanged from December 31, 2008 to December 31, 2009 and increased during 2010 as a result of the acquisition of Xoft. A rollforward of goodwill activity from January 1, 2010 to December 31, 2010 is as follows:

Balance as of January 1, 2010	$43,515,285
Xoft acquisition	2,173,821
Balance as of December 31, 2010	$45,689,106

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(j)  Revenue Recognition

In general the Company recognizes revenue when the product ships provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed or determinable, collectability is probable and there are no uncertainties regarding customer acceptance.  The acquisition of Xoft had no impact on the Company’s revenue results for any period presented.

The Company recognizes revenue from the sale of its digital and film-based CAD products and services in accordance with the FASB ASC Topic 605, “Revenue Recognition” (“ASC 605”), inclusive of ASC 605-10-S99, which includes the guidance of SEC Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition in Financial Statements”.  The Company recognizes revenue from the sale of certain of its MRI CAD products and services in accordance with FASB ASC 985-605, “Software, Revenue Recognition” (“ASC 985-605”).

The Company’s revenue transactions can, on occasion, include product sales with multiple element arrangements, generally for installation and training. On those occasions the Company follows the requirements in FASB ASC Topic 605-25, “Multiple-Element Arrangements” (“ASC 605-25’).  For most of iCAD’s product sales the responsibility for the installation process lies with its OEM partners, GE Healthcare, Siemens Medical and others.  When iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand alone value to the customer and there is objective and reliable evidence of the fair value of the undelivered installation element. The installation and training revenue is recognized as the services are performed.  Fair value of the installation and training is determined using entity specific and third party evidence.

The Company generally recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions.  The Company uses customer purchase orders that include all terms of the arrangement and in the case of OEM customers are also supported by distribution agreements. The Company generally ships Free On Board shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. In addition, the Company assesses whether collection is reasonably assured by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references.

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

(l) Warranty Costs

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends, including in the volume and cost of product returns during the warranty period.  The Company established a warranty reserve in the amount of $85,784 in 2010, $91,052 in 2009 and $146,503 in 2008 .  These warranty costs include long-term warranty obligations of $15,003, $23,275 and $31,664 for the years ended December 31, 2010, 2009 and 2008, respectively.  Warranty provisions and claims for the years ended December 31, 2010, 2009 and 2008, were as follows:

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(l) Warranty Costs (continued)

	2010	2009	2008
Beginning balance	$91,052	$146,503	$202,836
Warranty provision	11,403	12,554	58,030
Usage	(16,671)	(68,005)	(114,363)
Ending balance	$85,784	$91,052	$146,503

(m)  Engineering and Product Development Costs

Engineering and product development costs relate to research and development efforts which are expensed as incurred.

(n) Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2010, 2009 and 2008 was approximately $666,000, $724,000 and $761,000, respectively.

(o)  Net (Loss) Income Per Common Share

The Company follows FASB ASC 260-10, “Earnings per Share”, which requires the presentation of both basic and diluted earning per share on the face of the Statements of Operations.  The Company’s basic net (loss) income per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted income per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasure stock method.

A summary of the Company’s calculation of net (loss) income per share is as follows:

	2010	2009	2008

Net (loss) income available to common shareholders	$(6,223,963)	$(1,967,624)	$4,356,189

Basic shares used in the calculation of earnings per share	45,827,813	45,511,883	41,704,374

Effect of dilutive securities:
Stock options	-	-	1,007,428
Restricted stock	-	-	36,250

Diluted shares used in the calculation of earnings per share	45,827,813	45,511,883	42,748,052

Net (loss) income per share :
Basic	$(0.14)	$(0.04)	$0.10
Diluted	$(0.14)	$(0.04)	$0.10

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(o)  Net (Loss) Income Per Common Share (continued)

The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net (loss) income per share because such shares are antidilutive:

	2010	2009	2008

Common stock options	5,293,524	5,159,122	2,265,389
Stock warrants	-	-	936,111
Convertible Revolving Promissory Note	-	-	2,219,934
	5,293,524	5,159,122	5,421,434

The calculation of basic income (loss) per share for 2010, 2009 and 2008 does not include 766,075, 592,155 and 814,753 shares, respectively, of restricted common stock issued to executive officers and employees of the Company as they are subject to time-based vesting. These potential shares were excluded from the computation of basic income (loss) per share as these shares are not considered outstanding until vested.

(p) Income Taxes

The Company follows the liability method under ASC Topic 740, “Income Taxes”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2010 and 2009, as it is more likely than not that the deferred tax asset will not be realized.  Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, disclosure and transition.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(p) Income Taxes (continued)

In addition, uncertain tax positions assumed in connection with a business combination are initially estimated as of the acquisition date and the Company revaluates these items quarterly, with any adjustments to preliminary estimates being recorded to goodwill, provided that the Company is within the measurement period (which may be up to one year from the acquisition date) and continues to collect information in order to determine their estimated values. Subsequent to the measurement period changes to these uncertain tax positions may affect the provision for income taxes presented in the Company’s statement of operations.  The Company does not anticipate any material changes in uncertain tax positions that could have a material impact on the results of operations and financial position as a result of its acquisition of Xoft, Inc.

(q)  Stock-Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors.  The Company grants to employees, directors and contractors, restricted stock and/or options to purchase common stock at an option price equal to the market value of the stock at the date of grant.  The Company follows FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), for all stock-based compensation. Under this application the Company is required to record compensation expense over the vesting period for all awards granted.

The Company used the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. Stock-based compensation expense was included in applicable departmental expense categories in the Consolidated Statements of Operations for the fiscal 2010, 2009 and 2008 periods.

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

As of December 31, 2010, the Company’s assets that are measured at fair value on a recurring basis are cash equivalents.  The cash equivalents are measured using level one inputs.  The Company’s liabilities that are measured at fair value on a recurring basis relate to its acquisition completed on December 30, 2010.  The fair value measurements for its contingent consideration related to the acquisition is valued using level 3 inputs.  The Company recorded a contingent consideration liability of $5,000,000 based upon the estimated fair value of the additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products over the next three years, payable at the end of that period. We determine the fair value of the contingent consideration liability based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earnout criteria. The measurement is based upon significant inputs not observable in the market.

(s)   Recently Issued Accounting Standards

Effective January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). This topic requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The topic requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this topic was not permitted. The adoption of ASC 805 will impact the Company’s financial position, results of operations and cash flows to the extent it conducts acquisition-related activities and/or consummates business combinations.  In 2010, the Company recorded expenses of approximately $704,000  related to a potential acquisition that was not consummated and $2,709,000 related to the acquisition of Xoft. In addition, the Company recorded a contingent consideration liability of $5,000,000 based upon the estimated fair value of the additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products over the next three years, payable at the end of that period.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(s)   Recently Issued Accounting Standards (continued)

In October 2009, the FASB issued ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (Update No. 2009-13).  Update No. 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic No. 605-25, Multiple Element Arrangements.  Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements.  In addition, early adoption is permitted.  The Company does not believe that adoption of this standard will have a material effect on its financial condition or results of operations.

In October 2009, the FASB issued ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (Update No. 2009-14).  Update No. 2009-14 amends the scope of ASC Subtopic No. 985-605, Revenue Recognition, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality.  This Update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year.  An entity shall not elect early application of Update No. 2009-14 unless it also elects early application of Update No. 2009-13.  The Company does not believe that adoption of this standard will have a material effect on its financial condition or results of operations.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(1)	Summary of Significant Accounting Policies (continued)

(s)   Recently Issued Accounting Standards (continued)

In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (Update No. 2010-06).  Update No. 2010-06 amends certain disclosure requirements of Subtopic 820-10, and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This Update also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. Update No. 2010-06 is effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. This Update does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Since this Update only requires additional disclosures, it did not have an impact on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASC Update No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (Update No. 2010-09).   This Update requires SEC registrants to evaluate subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which management evaluated subsequent events.  This guidance was effective immediately upon issuance.

In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29).  This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company did elect to adopt this Update early as permitted, and disclosed pro forma financial information of the combined entity relating to its acquisition of Xoft.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(2)	Acquisitions

Acquisition of Xoft

On December 30, 2010, the Company completed its acquisition of Xoft, a privately held company based in California.  Xoft designs, develops, manufactures, markets and sells electronic brachytherapy (eBx) products for the treatment of breast and other cancers, used in a broad range of clinical settings. The acquisition was made pursuant to an Agreement and Plan of Merger dated December 15, 2010, by and between the Company, XAC, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), Xoft and Jeffrey Bird as the representative of the stockholders of Xoft (“Merger Agreement”).  Upon the terms of the Merger Agreement, Xoft was merged with and into the Merger Sub with the Merger Sub surviving the merger (the “Merger”).

The Company acquired 100% of the outstanding stock of Xoft in exchange for 8,348,501 shares of the Company’s common stock and $1,183,162 in cash, of which $971,870 was accrued at December 31, 2010 and paid in January 2011, for a total consideration at closing of approximately $12,879,412 based on a per share value of $1.40, the closing price of the Company’s common stock on the closing date. The Company also paid certain transaction expenses of Xoft totaling approximately $1,000,000 which is included in the Company’s statement of operations.  Following completion of the Merger Xoft stockholders owned approximately 15.4% of the Company’s common stock.

The Company deemed the 8,348,501 shares of common stock issuable to the former stockholders of Xoft, Inc pursuant to the merger agreement to be issued and outstanding as of December 31, 2010 for accounting purposes, although none of these shares were issued by the Company’s transfer agent until 2011.

Under the Merger Agreement, there is an additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products over the next three years, payable at the end of that period. The threshold for earn-out consideration begins at $50,000,000 of cumulative revenue of “Xoft Products” (as defined in the Merger Agreement) over the three year period immediately following the closing. The “targeted” earn-out consideration of $20,000,000 will occur at $76,000,000 of cumulative revenue of Xoft Products and the maximum earn-out consideration of $40,000,000 would be achieved at $104,000,000 of cumulative revenue of Xoft Products over the three year period.

At closing, 10% of the cash amount and 10% of the amount of the Company’s common stock comprising the merger consideration was placed in escrow.  It will remain in escrow for a period of 15 months following the closing of the Merger to secure post-closing indemnification obligations of Xoft stockholders.

The purchase price of $12,879,412 plus the contingent consideration liability of $5,000,000, has been allocated to net assets acquired based upon the estimated fair value.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(2)	Acquisitions (continued)

Acquisition of Xoft (continued)

The following is a summary of the preliminary allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the amortizable lives of the intangible assets:

		Estimated
		Amortizable
	Amount	Life
Current assets	$4,030,071
Property and equipment	2,006,795
Identifiable intangible assets	15,819,813	10 Years
Other assets	642,980
Goodwill	2,173,821
Current liabilities	(4,730,657)
Long-term liabilities	(2,063,411)
Purchase price	$17,879,412

The goodwill of $2,173,821 is not expected to be deductible for income tax purposes.

The Company’s Consolidated Statement of Operations does not include the financial results of Xoft for any period presented.

The unaudited proforma operating results for the Company, assuming the acquisition of Xoft occurred as of January 1, 2009 are as follows:

Year ended December 31,	2010	2009
Revenue	$30,298,189	$34,015,806
Loss from operations	$(18,754,674)	(22,212,728)
Net loss	$(18,975,481)	(22,942,103)
Net loss per share:
Basic and diluted	$(0.35)	$(0.43)

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(2)	Acquisitions (continued)

Acquisition of Xoft (continued)

The Company acquired the Axxent Electronic Brachytherapy System and Axxent Flexishield Mini as part of the acquisition of Xoft.  On February 3, 2011, the Company in cooperation with the U.S. Food and Drug Administration (the “FDA”) voluntarily recalled the Axxent Flexishield Mini.  The voluntary recall was prompted after the Company was notified in January 2011 of the presence of microscopic particles found in certain patients’ breasts during post surgery follow up imaging exams, which were later determined to be tungsten and alleged to be originating from the Axxent Flexishield Mini, an accessory device to the Company’s Axxent Electronic Brachytherapy system.  The Company is working closely with the FDA on this matter.  Since the initial commercial sale of the Axxent Flexishield Mini in August 2009, this accessory has been sold on a very limited basis. The Company is in the process of indentifying a replacement for this accessory, and does not anticipate a material impact on its revenues resulting from this recall.  It is also evaluating possible indemnification claims against Xoft as well as insurance coverage.

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CJC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty,  and strict liability and seeking unlimited damages in excess of $25,000 for alleged personal injuries.  On March 2, 2011, the Company received an amended complaint specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. It is alleged that plaintiff Jane Doe was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that this patient is one of 30 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of this complaint the Company is unable to evaluate the merits of the claims, however based upon its preliminary analysis, it plans to vigorously defend the law suit. Since the amount of potential damages in the event of an adverse result is not reasonably estimable, no estimated liability has been recorded with respect to this contingency. To the extent this contingency becomes probable and estimable within the one year measurement period the Company will provide for the fair value of the estimated liability as additional purchase price, however, if the contingency becomes probable and estimable outside of the one year measurement period such liability will be charged to operations.

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

In accordance with the terms of the Purchase Agreement, the purchase price of $5,000,000 paid by the Company to CAD Sciences consisted of (i) $2,000,000 in cash and (ii) $3,000,000 in stock comprised of 815,217 restricted shares of the Company’s common stock and an additional 271,740 restricted shares of the Company’s common stock held in escrow (“Shares”).   Simultaneously with the closing of the transactions contemplated by the Purchase Agreement, the Company entered into an Escrow Agreement by and among the Company, CAD Sciences and the Escrow Agent (the “Escrow Agreement”) pursuant to which 271,740 of the Shares were deposited by the parties into an escrow account for a period of up to one year to secure CAD Sciences’ indemnity obligations to the Company under the Purchase Agreement.  The Escrow Agreement provided that, of the escrowed Shares, 181,160 Shares be held in escrow for 6 months and the remaining escrow Shares be held in escrow for one year, in each case subject to earlier disbursement to the Company in satisfaction of any indemnification obligations arising under the terms of the Purchase Agreement.

The Company issued 271,240 shares in escrow which were included in the number of shares as outstanding and included the fair value of the shares in the purchase price as of the acquisition date, since the shares were considered to be issuable beyond a reasonable doubt. The Company held back 3,956 shares due to a post closing settlement. The escrow account was released in July 2009. The purchase price of $4,989,082 plus $184,082 in acquisition costs incurred, has been allocated to net assets acquired based upon the estimated fair value.  The following is a summary of the allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the asset acquisition and the amortizable lives of the intangible assets:

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

(4)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2010 and 2009:

	2010	2009
Accrued salary and related expenses	$2,446,372	$1,229,693
Accrued accounts payable	2,217,528	277,685
Accrued professional fees	449 043	451,102
Accrued short term settlement costs	237,085	-
Other accrued expenses	170,722	160,218
	$5,520,750	$2,118,698

(5)	Stockholders’ Equity

(a)   Stock Options

The Company has five stock option or stock incentive plans, which are described as follows:

The 2001 Stock Option Plan ("The 2001 Plan").

The 2001 Plan was adopted by the Company’s stockholders in August 2001.  The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,200,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price.  Incentive options granted to date under the 2001 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options shall expire not later than five years after the date of grant.  Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.  At December 31, 2010, there are no further options available for grant under this plan.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(5)	Stockholders’ Equity (continued)

(a)   Stock Options  (continued)

The 2002 Stock Option Plan ("The 2002 Plan").

The 2002 Plan was adopted by the Company’s stockholders in June 2002.  The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 500,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price.  Incentive options granted to date under the 2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant.  Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.  At December 31, 2010, there were 3,999 options available for issuance under the 2002 Plan.

The 2004 Stock Incentive Plan ("The 2004 Plan").

The 2004 Plan was adopted by the Company’s stockholders in June 2004.  The 2004 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price.  Incentive options granted under the 2004 Plan generally vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant.  Non-qualifying options granted under the 2004 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.  At December 31, 2010 there were 75,250 shares available for issuance under the 2004 Plan.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(5)	Stockholders’ Equity (continued)

(a)  Stock Options  (continued)

The 2005 Stock Incentive Plan ("The 2005 Plan").

The 2005 Plan was adopted by the Company’s stockholders in June 2005. The 2005 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards.  The 2005 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 600,000 shares of the Company's common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company's common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price.  Incentive options granted under the 2005 Plan generally vest 100% over periods extending from the date of grant to three years from the date of grant and expire not later than five years after the date of grant, except for 10% stockholders whose options expire not later than five years after the date of grant.  Non-qualifying options granted under the 2005 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant.  At December 31, 2010, there were 42,087 shares available for issuance under the 2005 Plan.

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

With respect to options granted under the 2007 Plan, the exercise price must be at least  100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator.  At December 31, 2010, there were 2,183,489 shares available for issuance under the 2007 Plan.

A summary of stock option activity for all stock option plans is as follows:

	Option	Price range	Weighted
	Shares	per share	Average
Outstanding, January 1, 2008	5,650,711	$0.80-$5.28	$2.47
Granted	558,501	$1.37-$4.10	$2.45
Exercised	(952,612)	$1.06-$3.49	$2.01
Forfeited	(97,874)	$1.06-$3.90	$2.73
Outstanding, December 31, 2008	5,158,726	$0.80-$5.28	$2.55
Granted	291,896	$0.86-$2.03	$1.32
Exercised	(80,249)	$0.80-$1.45	$0.85
Forfeited	(211,251)	$0.81-$4.88	$2.84
Outstanding, December 31, 2009	5,159,122	$0.80-$5.28	$2.50
Granted	321,902	$1.40-$1.95	$1.56
Exercised	-	-	$0.0
Forfeited	(187,500)	$1.50-$4.88	$2.27
Outstanding, December 31, 2010	5,293,524	$0.80-$5.28	$2.45

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(5)	Stockholders’ Equity (continued)

(a)  Stock Options (continued)

			Weighted
			Average
	Option	Price range	Exercise
Exercisable at year-end	Shares	per share	Price
2008	3,979,248	$0.80-$5.28	$2.41
2009	4,631,324	$0.80-$5.28	$2.42
2010	5,092,379	$0.80-$5.28	$2.47

Available for future grants at December 31, 2010 from all plans:
2,304,825

The weighted-average remaining contractual life of stock options outstanding for all plans at December 31, 2010 was 1.6 years.

During the year ended December 31, 2010, 2009 and 2008, the Company recorded $1,516,029 $1,993,935 and $1,862,630, respectively, for stock-based compensation in accordance with FASB ASC 718.  The Company’s stock-based compensation expense by categories is as follows:

	Years Ended December 31,
	2010	2009	2008
Cost of revenue	$13,696	$42,764	$42,408
Engineering and product development	$138,410	$250,094	$232,724
Marketing and sales	$367,201	$327,067	$241,187
General and administrative expense	$996,722	$1,374,010	$1,346,311
	$1,516,029	$1,993,935	$1,862,630

As of December 31, 2010, there was $998,752 of total unrecognized compensation costs related to unvested options and restricted stock.  That cost is expected to be recognized over a weighted average period of 3 years.

Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2010	2009	2008
Average risk-free interest rate	1.94%	2.03%	2.92%
Expected dividend yield	None	None	None
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	69.4%	63.5%	62.8%
Weighted average exercise price	$1.56	$1.32	$2.45
Weighted average fair value	$0.66	$0.49	$1.06

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(5)	Stockholders’ Equity (continued)

(a)  Stock Options (continued)

The Company’s 2010, 2009 and 2008, average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants.

The aggregate intrinsic value of options outstanding at December 31, 2010, 2009 and 2008 was $91,523, $145,798 and $50,459, respectively.  The aggregate intrinsic value of the options exercisable at December 31, 2010, 2009 and 2008 was $85,790, $132,799 and $49,864, respectively. The aggregate intrinsic value of stock options exercised during 2010, 2009 and 2008 was $0, $53,484 and $490, respectively.  The Company used the market price of $1.35, $1.52 and $1.13 per share at December 31, 2010, 2009 and 2008 versus the exercise price of each option, respectively, to determine the aggregate intrinsic values.

(b)  Restricted Stock

The Company restricted stock awards vests in three equal annual installments with the first installment vesting one year from grant date. At December 31, 2010, there were 766,075 unvested restricted stock awards outstanding.  A summary of restricted stock activity for all stock option plans is as follows:

	Years Ended December 31,
	2010	2009	2008
Beginning outstanding balance	592,155	814,753	375,000
Granted	540,500	100,000	564,750
Vested	(288,510)	(292,147)	(110,007)
Forfeited	(78,070)	(30,451)	(14,990)
Ending outstanding balance	766,075	592,155	814,753

The aggregate intrinsic value of restricted stock outstanding at December 31, 2010, 2009 and 2008 was $1,034,201, $900,076 and $920,671, respectively. The aggregate intrinsic value of restricted stock vested during 2010, 2009 and 2008 was $389,489, $444,063 and $124,308, respectively.  The Company used the market price of $1.35, $1.52 and $1.13 per share at December 31, 2010, 2009 and 2008, respectively, to determine the aggregate intrinsic values.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)	Income Taxes

The significant components of income tax expense for the years ended December 31, 2010, 2009 and 2008 are as follows:
	2010	2009		2008
Current provision (benefit):
Federal	$-	$	(55,968)	$145,000
State	-		12,398	90,000
	$-		$(43,570)	$235,000

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.0%	(0.4)%	1.3%
Permanent differences	3.2%	3.8%	(10.5)%
Change in valuation allowance	(37.3)%	(27.8)%	(29.1)%
Other	.1%	(7.5)%	9.4%
Effective income tax	0.0%	2.2%	5.1%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of net operating loss carryforwards, tax credit carryforwards and temporary differences between the financial statement carrying amounts and the income tax bases of assets and liabilities.  A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that the deferred tax assets will not be realized.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  The Company has fully reserved the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be utilized.  Deferred tax assets (liabilities) are comprised of the following at December 31:

	2010	2009
Inventory (Section 263A)	$314,000	$88,000
Inventory reserves	288,000	52,000
Receivable reserves	51,000	34,000
Other accruals	1,241,000	123,000
Deferred revenue	562,000	150,000
Accumulated depreciation/amortization	(22,000)	(471,000)
Stock options	1,625,000	1,406,000
Developed technology	(5,680,000)	-
Tax credits	1,170,000	1,193,000
NOL carryforward	30,475,000	25,128,000
Net deferred tax assets	30,024,000	27,703,000
Valuation allowance	(30,024,000)	(27,703,000)
	$-	$-

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)	Income Taxes (continued)

The valuation allowance as of December 31, 2010 and 2009 totaled approximately $30,024,000 and $27,703,000, respectively. The increase in the net deferred tax asset and corresponding valuation allowance is primarily attributable of the acquisition of Xoft, Inc.  Any subsequent reduction of that portion of the valuation allowance will be recorded through operations in the provision (benefit) for income taxes.

As of December 31, 2010, the Company has net operating loss carryforwards totaling approximately $76,188,000 expiring between 2015 and 2030.  A portion of the total net operating loss carryforwards amounting to approximately $9,453,000, relate to the acquisition of Xoft, Inc.  As of December 31, 2010 and 2009, the Company has provided a valuation allowance for its net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards.  In the event of a deemed change in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.  For the years ended December 31, 2009 and 2008, the Company utilized available net operating losses of approximately $580,000 and $5,468,000, respectively.  There were no net operating losses utilized for the year ended December 31, 2010.

The Company currently has approximately $19,718,000 (including approximately $9,453,000 that relate to Xoft, Inc.) in net operating losses that are subject to limitations, of which approximately $1,954,000 (including approximately $473,000 that relate to Xoft, Inc.) can be used annually through 2030.  The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities totaling approximately $1,170,000. The amount of tax credits available for utilization may be subject to limitations based upon changes in ownership of the Company.  The credits expire in various years through 2030.

The amount of deferred tax assets considered realizable is subject to adjustment in future periods if the estimates of future taxable income change.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(6)	Income Taxes (continued)

As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10.  The Company's practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2010, 2009 and 2008.  The Company files United States federal and various state income tax returns.  Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities.  The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed.  The Company is not under examination by any other federal or state jurisdiction for any tax year.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2010 will significantly change within the next 12 months.

(7)	Segment Reporting, Geographical Information and Major Customers

(a)  Segment Reporting

The Company follows FASB ASC 280-10, “Segment Reporting”, which establishes standards for reporting information about operating segments.  Operating segments are defined as components of a company about which the chief operating decision maker evaluates regularly in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.  The Company operates in one segment and as one reporting unit for all years presented since operations are supported by one central staff and the results of operations are evaluated as one business unit.

(b)  Geographic Information

The Company's sales are made to distributors and dealers of mammography and other medical equipment, and to foreign distributors of mammography medical equipment.  Total export sales increased to approximately $3,978,000 or 16% of sales in 2010 as compared to $3,702,000 or 13% of total sales in 2009 and $2,930,000 or 8% of total sales in 2008.

As of December 31, 2010 and 2009, the Company had outstanding receivables of $1,145,953 and $488,147, respectively, from distributors of its products who are located outside of the U.S.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(7)	Segment Reporting, Geographical Information and Major Customers (continued)

(c)  Major Customers

The Company’s two major customers over the past three years were GE Healthcare and Fuji Medical Systems.  GE Healthcare accounted for $9,260,147 in 2010, $8,754,414 in 2009 and $9,986,179 in 2008 or 38%, 31%, and 27% of the Company’s revenues, respectively, with accounts receivable balances of $705,796 and 1,623,069 at December 31, 2010 and 2009, respectively.   Fuji Medical Systems accounted for $3,064,488 in 2010, $4,819,874 in 2009 and $7,063,325 in 2008 or 13%, 17% and 19% of the Company’s revenues, respectively, with accounts receivable balances of $212,430 and $1,149,405 at December 31, 2010 and 2009, respectively.

(8)	Commitments and Contingencies

(a)  Lease Obligations

As of December 31, 2010, the Company had four lease obligations related to its facilities.  The Company’s principal executive offices are located in Nashua, New Hampshire. The lease provides for a five (5) year term commencing on the December 15, 2006. The lease also provides for annual base rent of $161,568 for the first year; $187,272 for the second year; $198,288 for the third year; $209,304 for the fourth year and $220,320 for the fifth year. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the premises. The lease provides for the Company to pay the base rent and proportionate building and real estate tax expenses in equal monthly installments. The Company also has the right to extend the term of the lease for an additional three year period at the then current market rent rate (which shall not be less than the last annual rent paid by the Company).

The Company leased an approximately 23,000 square foot facility for its research and development group located at 2689 Commons Blvd, Suite 100, Beavercreek, Ohio for approximately $446,000 per year pursuant to a lease which expired in December 2010.  The Company did not renew the current lease and on September 27, 2010 signed a lease (the “Ohio Lease”) for approximately 3,492 square feet of office space located at the 675/Fairborn Commerce Center, 1160 Dayton Yellow Springs Road, Suite 21, in Fairborn Ohio. The Ohio Lease provides for a three (3) year and three (3) month term, which commenced on January 1, 2011 for approximately $43,650 per year, with all amounts payable in equal monthly installments. The Ohio Lease provides the Company with the option to renew the lease for an additional three (3) year period. The monthly payments for the renewal term, if any, will be substantially similar to the payments referred to above.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(8)	Commitments and Contingencies (continued)

(a) Lease Obligations (continued)

As a result of its acquisition of Xoft on December 30, 2010, the Company leases a facility and certain office equipment under a non-cancelable operation lease which expires in January and February 2013, respectively.  The facility consists of office, manufacturing, research and development and warehousing space located in Sunnyvale, CA. The operation lease provides for annual minimum lease payment of $864,000 in 2011, $913,000 in 2012 and $81,000 is 2013 with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility. Given local market conditions the Sunnyvale lease is at a rate above market rate.  The Company has recorded a liability of approximately $746,000 reflecting the off-market value of the rent.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua NH used for product repairs, manufacturing and warehousing.

Rent expense for all leases for the years ended December 31, 2010, 2009 and 2008 was $655,869, $718,316 and $797,283, net of sublease income of $200,046, $197,594 and $170,789, respectively.

Future minimum rental payments due under these agreements and sublease agreements as of December 31, 2010 are as follows:

Operating
Fiscal Year	Leases
2011	$1,147,746
2012	889,805
2013	52,555
2014	11,131
$2,101,237

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

(c)  Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002.  In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The CRA has the right to pursue the matter until July 2017.  The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual was recorded as of December 31, 2010.

(d)  Royalty Obligation

As a result of the acquisition of  Xoft, the Company recorded a royalty obligation of pursuant to a settlement agreement entered into between Xoft and Hologic, Inc.(“Hologic”) in  August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations.  In return the Company has a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016.  In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant of $1,619,813 was recorded and is being amortized over the estimated useful life of approximately seven years and a corresponding amount of liability was recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $1,372,433.

(e)  Litigation

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CJC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty,  and strict liability and seeking unlimited damages in excess of $25,000.  On March 2, 2011, the Company received an amended complaint specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. It is alleged that plaintiff Jan Doe was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that this patient is one of 30 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of this complaint the Company is unable to evaluate the merits of the claims, however based upon its preliminary analysis, it plans to vigorously defend the law suit.

iCAD, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(8)	Commitments and Contingencies (continued)

(d)  Litigation (continued)

The Company recently acquired the Axxent Electronic Brachytherapy System and Axxent Flexishield Mini as part of its acquisition of Xoft in December 2010.  Since the initial commercial sale of the Axxent Flexishield Mini in August 2009, this accessory has been sold on a very limited basis. The Company is in the process of developing a replacement for this accessory, and does not anticipate a material impact on its revenues resulting from this recall.  It is also evaluating possible indemnification claims against Xoft as well as insurance coverage.

On April 16, 2010, Carl Zeiss Meditec Inc. and Carl Zeiss Surgical GmbH filed suit against Xoft in the Federal District Court of Delaware asserting infringement of 4 U.S. Patent Nos. The complaint requests the court to (1) make a declaration, (2) preliminarily and permanently adjoin Xoft from infringing the named patents, and (3) order the payment of unspecified damages and attorney’s fees in connection with such patent infringement allegations. The Company intends to vigorously defend the lawsuit and is currently unable to estimate the potential financial impact this action may have on the Company. Since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter. The merger agreement provides for indemnity for certain losses relating to the Zeiss litigation, subject to limitations specified in the merger agreement.

(9)	Quarterly Financial Data (unaudited)

				(Loss) income
				per share	Weighted
				available to	average
	Net	Gross	Net	to common	number of
2010	sales	profit	(loss) income	stockholders	shares
First quarter	$6,520,496	$5,672,911	$(1,184,607)	$(0.03)	45,686,285
Second quarter	$6,097,312	$5,374,238	$(736,119)	$(0.02)	45,736,520
Third quarter	$5,586,357	$4,874,840	$(1,392,586)	$(0.03)	45,921,952
Fourth quarter	$6,370,870	$5,506,395	$(2,910,651)	$(0.06)	45,962,424

2009
First quarter	$7,164,998	$5,908,194	$(998,527)	$(0.02)	45,352,954
Second quarter	$5,729,887	$4,676,670	$(1,399,253)	$(0.03)	45,412,573
Third quarter	$7,106,270	$6,024,284	$112,758	$0.00	45,620,763
Fourth quarter	$8,108,110	$6,878,333	$317,398	$0.01	45,656,705