Form 10-Q
period 2011-03-31
ICAD INC
filed 2011-05-13
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of the close of business on May 10, 2011 there were 54,483,264 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)
(In thousands except for share data)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$11,312	$16,269
Trade accounts receivable, net of allowance for doubtful accounts of $50 in 2011 and 2010	4,075	3,389
Inventory, net	3,074	3,489
Prepaid expenses and other current assets	680	581

Total current assets	19,141	23,728

Property and equipment, net of accumulated depreciation and amortization of $2,767 in 2011 and $2,852 in 2010	2,555	2,774
Other assets	620	675
Intangible assets, net of accumulated amortization of $7,269 in 2011 and $6,746 in 2010	18,631	21,165
Goodwill	47,365	45,689

Total assets	$88,312	$94,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,556	$2,500
Accrued and other expenses	4,138	5,902
Deferred revenue	4,781	4,906

Total current liabilities	11,475	13,308

Contingent consideration	4,900	5,000
Deferred revenue long term portion	1,601	961
Other long-term liabilities	1,085	1,552

Total liabilities	19,061	20,821

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value:authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value: authorized 85,000,000 shares; issued 54,551,140 in 2011 and 54,383,747 in 2010; outstanding 54,483,264 in 2011 and 54,315,871 in 2010	545	544
Additional paid-in capital	163,342	163,101
Accumulated deficit	(93,686)	(89,485)
Treasury stock at cost (67,876 shares)	(950)	(950)

Total stockholders’ equity	69,251	73,210

Total liabilities and stockholders’ equity	$88,312	$94,031

See accompanying notes to consolidated financial statements.

iCAD, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands except for share data)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Revenue:
Products	$5,240	$5,211
Service and supplies	2,104	1,309

Total revenue	7,344	6,520

Cost of revenue:
Products	1,207	667
Service and supplies	772	615
Amortization of acquired technology	233	—

Total cost of revenue	2,212	1,282

Gross margin	5,132	5,238

Operating expenses:
Engineering and product development	2,776	1,556
Marketing and sales	3,727	2,398
General and administrative	2,804	2,487

Total operating expenses	9,307	6,441

Loss from operations	(4,175)	(1,203)

Interest (expense) income — net	(26)	18

Net loss	$(4,201)	$(1,185)

Net loss per share:
Basic and diluted	$(0.08)	$(0.03)

Weighted average number of shares used in computing loss per share:
Basic and diluted	54,365,955	45,686,285

See accompanying notes to consolidated financial statements.

iCAD, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands except for share data)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(4,201)	$(1,185)

Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	295	126
Amortization	524	292
Loss on disposal of assets	6	—
Stock based compensation	268	483
Interest of royalty obligation	36	—
Changes in operating assets and liabilities:
Accounts receivable	(686)	469
Inventory	415	94
Prepaid expenses, other current assets and deposits	(99)	(33)
Accounts payable	55	(75)
Accrued salaries, warranty and other expenses	(822)	(227)
Deferred revenue	523	159

Net cash (used for) provided by operating activities	(3,686)	103

Cash flows from investing activities:
Disposals (additions) to patents, technology and other	46	(9)
Additions to property and equipment	(82)	(41)
Cash paid for acquisition of Xoft	(1,209)	—

Net cash used for investing activities	(1,245)	(50)

Cash flows from financing activities:
Taxes paid related to restricted stock issuance	(26)	(5)

Net cash used for financing activities	(26)	(5)

Increase (decrease) in cash and equivalents	(4,957)	48
Cash and equivalents, beginning of period	16,269	16,248

Cash and equivalents, end of period	$11,312	$16,296

See accompanying notes to consolidated financial statements.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited) March 31, 2011
Note 1 — Basis of Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2011, the results of operations for the three month periods ended March 31, 2011 and 2010, and cash flows for the three month periods ended March 31, 2011 and 2010. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 30, 2011. The results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.
Subsequent Events
We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued.
Revenue Recognition
In general the Company recognizes revenue when the product ships provided title and risk of loss has passed to the customer, persuasive evidence of an arrangement exists, fees are fixed and determinable, collectability is probable and there are no uncertainties regarding customer acceptance.
The Company recognizes revenue from the sale of certain of its MRI CAD products and services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software, Revenue Recognition” (“ASC 985-605”).

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 1 — Basis of Presentation and Significant Accounting Policies (continued)
The Company recognizes revenue from the sale of the digital, film-based CAD and electronic brachytherapy products and services in accordance with ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements(“ASU 2009-13”). This guidance replaced FASB ASC 605-25, Multiple Element Arrangements (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables), where the fair value of the undelivered elements were deferred and only the revenue related to the delivered elements was recognized if fair value had been established for the undelivered elements. If fair value had not been established for any undelivered elements, the entire order was deferred. In accordance with the new guidance of ASU 2009-13, fair value as the measurement criteria is replaced with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. For multi-element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining an ESP for deliverables without VSOE or TPE considers multiple factors including relative selling prices, however these may vary depending upon the unique facts and circumstances related to each deliverable. Sales of the electronic brachytherapy product typically include several devices, accessories, service and supply. The Company generally allocates revenue to the deliverables in the arrangement based on the best estimate of selling price (ESP). Revenue is recognized when the product has been delivered, and service and supply revenue is recognized over the life of the service and supply agreement.
For most of iCAD’s Digital, MRI and film based sales, the responsibility for the installation process lies with its OEM partners, GE Healthcare, Siemens Medical and others. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand alone value to the customer. In these instances the Company allocates the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed. The adoption did not have a material effect on the financial condition or results of operations of the Company.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 1 — Basis of Presentation and Significant Accounting Policies (continued)
The Company generally recognizes revenue upon shipment of product to customers and the fulfillment of all contractual terms and conditions. The Company uses customer purchase orders that include all terms of the arrangement and in the case of OEM customers are also supported by distribution agreements. The Company generally ships Free On Board shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. In addition, the Company assesses whether collection is reasonably assured by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references.
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
The Company also adopted ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (Update No. 2009-14). This Update amended the scope of ASC Subtopic No. 985-605, Revenue Recognition, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. The adoption of this standard did not have a material effect on its financial condition or results of operations.
The Company believes that revenue recognition is a critical accounting policy because it is governed by multiple complex accounting rules and it is important for readers of its financial statements to understand the basis upon which its revenues are recorded. In addition, the Company believes that its investors value the Company and track its progress based to a large extent upon revenues.
Cost of Revenue
Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs. The Company has reclassified in the statement of operations for the three months ended March 31, 2010, the cost of product installation, training, customer support and certain warranty repair costs of approximately $435,000 that were previously included in sales and marketing expenses to cost of revenue to conform to current period classifications.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 2 — Net Loss per Common Share
The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted loss per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.
A summary of the Company’s calculation of loss per share is as follows:

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(4,201)	$(1,183)

Basic shares used in the calculation of net loss per share	54,365,955	45,686,285
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of net loss per share	54,365,955	45,686,285

Net loss per share — basic	$(0.08)	$(0.03)

Net loss per share — diluted	$(0.08)	$(0.03)

Stock options to purchase 5.2 million and 4.8 million shares of the Company’s common stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2011 and 2010 because their effect would have been antidilutive. However these options could be dilutive in the future.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 3 — Acquisition of Xoft
On December 30, 2010, the Company completed its acquisition of Xoft, Inc. (“Xoft”), a privately held company based in California. Xoft designs, develops, manufactures, markets and sells electronic brachytherapy (eBx) products for the treatment of breast and other cancers, used in a broad range of clinical settings. The acquisition was made pursuant to an Agreement and Plan of Merger dated December 15, 2010, by and between the Company, XAC, Inc., a wholly-owned subsidiary of the Company (“The Merger Sub”), Xoft and Jeffrey Bird as the representative of the stockholders of Xoft (“The Merger Agreement”). Upon the terms of the Merger Agreement, Xoft was merged with and into the Merger Sub with the Merger Sub surviving the merger (the “Merger”).
The Company acquired 100% of the outstanding stock of Xoft in exchange for 8,348,501 shares of the Company’s common stock and approximately $1.2 million in cash, of which approximately $972,000 was accrued at December 31, 2010 and paid in January 2011, for a total consideration at closing of approximately $12.9 million based on a per share value of $1.40, the closing price of the Company’s common stock on the closing date. The Company also paid certain transaction expenses of Xoft totaling approximately $1.0 million in January 2011. Following completion of the Merger Xoft stockholders owned approximately 15.4% of the Company’s outstanding common stock.
Under the Merger Agreement, there is an additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products over the next three years, payable at the end of that period. The threshold for earn-out consideration begins at $50 million of cumulative revenue of “Xoft Products” (as defined in the Merger Agreement) from January 1, 2011 through December 31, 2013. The “targeted” earn-out consideration of $20.0 million will occur at $76.0 million of cumulative revenue of Xoft Products and the maximum earn-out consideration of $40.0 million would be achieved at $104.0 million of cumulative revenue of Xoft Products over the three year period. The Company has estimated the fair value of this liability at approximately $4.9 million which is included in long-term liabilities.
At closing, 10% of the cash amount and 10% of the amount of the Company’s common stock comprising the merger consideration was placed in escrow. It will remain in escrow for a period of 15 months following the closing of the Merger to secure post-closing indemnification obligations of Xoft stockholders.
The purchase price of $17.8 million, which includes $12.9 million of merger consideration and $4.9 million of contingent consideration has been allocated to net assets acquired based upon the estimated fair value.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 3 — Acquisition of Xoft (continued)
The following is a summary of the preliminary allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the amortizable lives of the intangible assets:

		Estimated
	Amount	Amortizable
	(000’s)	Life
Current assets	$4,030
Property and equipment	2,006
Identifiable intangible assets	13,700	15 Years
Patent license	100	6 Years
Other assets	643
Goodwill	3,850
Current liabilities	(4,959)
Long-term liabilities	(1,591)

Purchase price	$17,779

The goodwill of $3.8 million is not expected to be deductible for income tax purposes.
The unaudited proforma operating results for the Company for the quarter ended March 31, 2010, assuming the acquisition of Xoft occurred as of January 1, 2010 are as follows:

Quarter ended March 31,	2010
(In thousands, except for per share data)
Revenue	$7,700
Loss from operations	$(4,661)
Net loss	$(4,775)
Net loss per share:
Basic and diluted	$(0.09)

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 4 — Stock-Based Compensation
The Company follows the guidance in FASB ASC Topic 718, “Compensation — Stock Compensation”, (“ASC 718”). The Company issued 933,667 stock options and 110,000 shares of restricted stock in the three months ended March 31, 2011. In accordance with ASC 718 the Company recorded $268,000 of stock-based compensation expense for the three months ended March 31, 2011. For the same period in 2010, the Company issued 75,899 stock options and 530,500 shares of restricted stock and recorded $483,162 for stock-based compensation.
Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended
	March 31,
	2011	2010
Average risk-free interest rate	3.18%	2.49%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	68.7%	65.6%
Weighted average exercise price	$1.33	$1.50
Weighted average fair value	$0.63	$0.58
As of March 31, 2011 there was approximately $1,421,000 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of three years.
The Company’s aggregate intrinsic value of options outstanding at March 31, 2011 was approximately $220,000. The aggregate intrinsic value of restricted stock outstanding at March 31, 2011, was approximately $933,000. The aggregate intrinsic value of restricted stock granted was $149,000 and $455,000 for the three months ended March 31, 2011 and 2010, respectively.

CAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 5 — Commitments and Contingencies
Foreign Tax Claim
In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual was recorded as of March 31, 2011.
Royalty Obligation
As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, Inc.(“Hologic”) in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment of $250,000 annually through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The fair value of the royalty payment was estimated at $900,000. The additional amount will be recorded as interest expense over the life of the agreement. For the three months ended March 31, 2011, the Company recorded $36,000 of interest expense related to the liability. The obligation in excess of one year of approximately $686,000 has been recorded in long term liabilities. In addition, the Company recorded $100,000 to reflect the estimated fair value of the patent license and non-compete covenant. This asset will be amortized over the estimated useful life of approximately six years.
Litigation
On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CJC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages — specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On or about April 29, 2011, the Company received two additional complaints filed on behalf of six additional Jane Doe plaintiffs and two John Doe spouses.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 5 — Commitments and Contingencies (continued)
The complaints were filed in the Orange County Superior Court (Docket Nos. 30-2011 00465448-CU-MM-CJC & 30-2011-00468687-CU-MM-CJC) against Xoft, the Company and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. It is alleged that each plaintiff Jan Doe was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all six patients were of the 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of the complaints the Company is unable to evaluate the merits of the claims, however based upon its preliminary analysis; it plans to vigorously defend the lawsuits.
The Company recently acquired the Axxent Electronic Brachytherapy System and Axxent Flexishield Mini as part of its acquisition of Xoft in December 2010. Since the initial commercial sale of the Axxent Flexishield Mini in August 2009, this accessory has been sold on a very limited basis. The Company has developed a replacement for this accessory and has filed a 510(k) to FDA.
On April 16, 2010, Carl Zeiss Meditec Inc. and Carl Zeiss Surgical GmbH filed suit against Xoft in the Federal District Court of Delaware asserting infringement of 4 U.S. Patent Nos. The complaint requests the court to (1) make a declaration, (2) preliminarily and permanently adjoin Xoft from infringing the named patents, and (3) order the payment of unspecified damages and attorney’s fees in connection with such patent infringement allegations. The Company intends to vigorously defend the lawsuit and is currently unable to estimate the potential financial impact this action may have on the Company. Since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter. In addition, the Merger Agreement provides for indemnity for certain losses relating to the Zeiss litigation, subject to limitations specified in the Merger Agreement.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 6 — Fair Value Measurements
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
Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, notes payable, and certain accrued liabilities. The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.
The Company’s liabilities that are measured at fair value on a recurring basis relate to its contingent consideration and royalty obligation resulting from the acquisition of Xoft completed on December 30, 2010. The fair value measurements for these liabilities are valued using level 3 inputs. The Company recorded a contingent consideration liability of $4.9 million based upon the estimated fair value of the additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products from January 1, 2011 through December 31, 2013, payable January, 2014. The Company determines the fair value of the contingent consideration liability based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earnout criteria. The measurement is based upon significant inputs not observable in the market.

.iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 6 — Fair Value Measurements (continued)
The Company also recorded a royalty obligation of approximately $900,000 which was estimated based upon an income approach. The measurement is based upon significant inputs not observable in the market. Subsequent changes in the value of this liability will be recorded as interest expense in the statement of operations.
The following table sets forth Company’s liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.
Fair value measurements using: (000’s)

				Liabilities
				at Fair
	Level 1	Level 2	Level 3	Value
Contingent consideration	—	—	$4,900	$4,900
Royalty obligation	—	—	900	900

Total	—	—	$5,800	$5,800

The changes in the fair value of contingent consideration during the period are as follows:

Three months ended March 31, 2011
Balance as of December 31, 2010	$5,000
Fair value adjustment	(100)

Balance as of March 31, 2011	$4,900

The changes in the fair value of the royalty obligation during the period are as follows:

Three months ended March 31, 2011
Balance as of December 31, 2010	$1,372
Fair value adjustment	(235)
Interest expense	36
Royalty payment	(240)

Balance as of March 31, 2011	$933

Items Measured in Fair Value on a Nonrecurring Basis
Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not record any impairment charges for these assets during the three months ended March 31, 2011.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 7 — Income Taxes
At March 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2011. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed. The Company is not under examination by any other federal or state jurisdiction for any tax years.
Note 8 — Goodwill
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
The Company’s goodwill arose in connection with its acquisitions in June 2002, December 2003 and December 2010. The Company operates in one segment and as one reporting unit since operations are supported by one central staff and the results of operations are evaluated as one business unit. In general the Company’s medical device products are similar in nature based on production, distribution, services provided and regulatory requirements. Therefore, the Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists. The Company performed the step one fair value comparison as of October 1, 2010 and the Company’s market capitalization exceeded its carrying value. At March 31, 2011, there were no triggering events that would cause us to perform a step one fair value test for goodwill.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 8 — Goodwill (continued)
The changes in the carrying amount of goodwill for the quarter ended March 31, 2011, are as follows:

Three months ended March 31, 2011
Balance as of December 31, 2010	$45,689
Purchase accounting adjustments	1,676

Balance as of March 31, 2011	$47,365

Purchase accounting adjustments, considered to be measurement period adjustments recorded, in the quarter ended March 31, 2011 consisted primarily of $1.5 million decrease of the acquired patent asset, a decrease of $500,000 in the acquired technology asset, a decrease in the fair value estimate of the royalty obligation of $200,000 and a decrease of $100,000 related to contingent consideration. The measurement period adjustments had no effect on the operations, results and an immaterial effect on the December 31, 2010 Balance Sheet. Accordingly, the adjustments were recorded in the period ended March 31, 2011.
Note 9 — Recent Accounting Pronouncements
In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29). This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company elected to adopt this Update early as permitted, and disclosed pro forma financial information of the combined entity relating to its acquisition of Xoft.

iCAD, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2011
Note 9 — Recent Accounting Pronouncements (continued)
The Company also adopted ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (Update No. 2009-14). This Update amended the scope of ASC Subtopic No. 985-605, Revenue Recognition, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. The adoption of this standard did not have a material effect on its financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should” “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.
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

Quarter Ended March 31, 2011 compared to Quarter Ended March 31, 2010
Revenue. Total revenue for the three month period ended March 31, 2011 was $7.3 million compared with revenue of $6.5 million for the three month period ended March 31, 2010, an increase of $824,000 or 12.6%. The increase in revenue was primarily due to revenue from the Axxent eBx System and an increase in service and supply revenue offset by a decrease in digital and MRI CAD and film-based CAD revenue.

	Three months ended March 31,
	2011	2010	Change	% Change
Digital & MRI revenue	$3,763	$4,165	$(402)	(9.7%)
Film based revenue	517	1,046	(529)	(50.6%)
Electronic brachytherapy	960	—	960	100%
Service & supply revenue	2,104	1,309	795	60.7%

Total revenue	$7,344	$6,520	$824	12.6%

Our digital and MRI CAD revenue for three month period ended March 31, 2011 decreased $402,000 or 9.7%, to $3.8 million compared to revenue of $4.2 million in the three month period ended March 31, 2010. This decrease was due primarily to lower demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology for the detection of breast cancer, somewhat offset by an increase in sales of our MRI CAD products. We believe that the softening of the digital mammography market is temporary due to current economic conditions and deferred hospital spending.
Revenue from iCAD’s film based products decreased 50.6% or $529,000, to $517,000 in the three month period ended March 31, 2011 compared to $1.0 million three month period ended March 31, 2010. This decrease can also be attributed to the softening demand for FFDM systems primarily due to current economic conditions and deferred hospital spending, as the majority of film-based revenue is derived from sales of our TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. The TotalLook MammoAdvantage product is typically sold as sites are preparing to go digital. In addition, and as expected, the demand for film-based products and accessories continues to decline as the marketplace continues to transition to digital technologies.
Revenue of our newly acquired Axxent solution was $960,000 in the three month period ended March 31, 2011. We expect revenue of the electronic brachytherapy products to increase as we ramp up our sales efforts.
Service and supply revenue increased 60.7% or $795,000 in the three month period ended March 31, 2011, to $2.1 million compared to $1.3 million in the first quarter of 2010. The service and supply revenue includes approximately $360,000 related to the Axxent solution. Service and supply revenue relating to our digital CAD and TotalLookMammoAdvantge systems increased 32.8% as our installed base transitions from warranty to service contracts. We expect service and supply revenue for both digital CAD and electronic brachytherapy products to increase as our installed base continues to transition from warranty to service contracts.

	Three months ended March 31,
	2011	2010	Change	% Change
Products	$1,207	$667	$540	81.0%
Service & supply	772	615	157	25.5%
Amortization of acquired technology	233	—	233	100.0%

Total cost of revenue	$2,212	$1,282	$930	72.5%

Gross Margin	$5,132	$5,238	$(106)	(2.0)%
Gross Margin. Gross margin for the three month period ended March 31, 2011 was $5.1 million or 70.0% as compared to $5.2 million of 80.0% in the three month period ended March 31, 2010. The decrease was primarily due to sales of our Axxent solutions which currently have significantly lower margins than our CAD products. We are currently investigating manufacturing and supply chains programs to decrease cost and enhance margin. In addition, gross margin in the three months ended March 31, 2011 includes $233,000 in amortization expense relating to the Xoft acquisition as a cost of product revenue and this will be an ongoing expense.
Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2011 increased by $1.2 million or 78.4%, from $1.6 million in 2010 to $2.8 million in 2011. The increase in engineering and product development costs was primarily due to the increase in personnel and related expenses and consulting costs of approximately $858,000 as a result of our acquisition of Xoft and approximately $205,000 relating to the recall of the Axxent Flexishield.
Marketing and Sales. Marketing and sales expenses for the three month period ended March 31, 2011 increased by $1.3 million or 55.4%, from $2.4 million in 2010 to $3.7 million in 2011. The increase in marketing and sales expense primarily resulted from personnel and related expenses and various administrative expenses totaling approximately $1.0 million as a result of our acquisition of Xoft.
General and Administrative. General and administrative expenses for the three month period ended March 31, 2011 increased by $318,000 or 12.8%, from $2.5 million in 2010 to $2.8 million in 2011. The increase in general and administrative expense during the first quarter of 2011 was due primarily to legal expenses relating to our patent litigation and an increase headcount related to the Xoft acquisition which is reflected in general and administrative expense.
Interest (Expense)/Income. Net interest expense for the three month period ended March 31, 2011 increased to $26,000, from interest income of $18,000 in 2010. This increase in expense is due primarily to the interest related to the Hologic Royalty obligation, offset by interest income earned from our money market accounts.
Net Loss. As a result of the foregoing, we recorded a net loss of $4.2 million or $0.08 per share for the first quarter of 2011 on revenue of $7.4 million, compared to a net loss of $1.2 million or $0.03 per share on revenue of $6.5 million for the same period in 2010.

Liquidity and Capital Resources
We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand and projected cash generation from continuing operations. Our ability to generate cash adequate to meet our future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, we may require additional financing, although there are no guarantees that we will be able to obtain the financing if necessary.
As of March 31, 2011, the Company had current assets of $19.1 million, current liabilities of $11.4 million and working capital of $7.7 million. The ratio of current assets to current liabilities was 1.7:1.
Net cash used for operating activities for the three month period ended March 31, 2011 was $3.7 million, compared to net cash provided by operating activities of $103,000 for the three month period ended March 31, 2010. The cash used for operating activities for the three months ended March 31, 2011 resulted from the net loss of $4.2 million, increases in accounts receivable and prepaid expense totaling $785,000 and a decrease in accrued expenses of $822,000, which were partially offset by the decrease in inventory of $415,000 and increases in accounts payable and deferred revenue totaling $578,000, plus non-cash items including depreciation, amortization and loss on disposal of assets totaling $825,000 and stock based compensation of $268,000. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.
The net cash used for investing activities for the three month period ended March 31, 2011 was $1.2 million, which consisted of additions to property and equipment of $82,000 offset by the disposal of patents, technology and other assets of $46,000 and $1.2 million of cash paid for the acquisition of Xoft, compared to the additions to patents, technology and property and equipment totaling $50,000 for the three months ended March 31, 2010.
Net cash used for financing activities for the three month period ended March 31, 2011 was $26,000 relating to taxes paid in connection with restricted stock issuances, compared to $5,000 relating to taxes paid in connection with restricted stock issuances for the same period in 2010.

Contractual Obligations
The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations.

	Payments due by period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	5+ years

Lease Obligations	$1,823,533	$870,042	$953,491	$—	$—

Royalty Obligation	$1,496,945	$246,945	$750,000	$500,000	$—

Total Contractual Obligations	$3,320,478	$1,116,987	$1,703,491	$500,000	$—

Recent Accounting Pronouncements
See Note 9 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe we are not subject to material foreign currency exchange rate fluctuations, as substantially all of our sales and expenses are domestic and therefore are denominated in the U.S. dollar. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars or warrants, either to hedge existing risks or for speculative purposes.
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (”Exchange Act”)) were effective at the reasonable level of assurance.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We conduct periodic evaluations to enhance, where necessary our procedures and controls.
Our principal executive officer and principal financial officer conducted an evaluation of the our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2011, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CJC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, we received a Statement of Damages specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On or about April 29, 2011, we received two additional complaints filed on behalf of six additional Jane Doe plaintiffs and two John Doe spouses.

The complaints were filed in the Orange County Superior Court (Docket Nos. 30-2011 00465448-CU-MM-CJC & 30-2011-00468687-CU-MM-CJC) against Xoft, the Company and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. It is alleged that each plaintiff Jan Doe was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. We believe that all six patients were one of the twenty nine patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of the complaints we are unable to evaluate the merits of the claims, however based upon our preliminary analysis; we plan to vigorously defend the lawsuits.

We recently acquired the Axxent Electronic Brachytherapy System and Axxent Flexishield Mini as part of our acquisition of Xoft in December 2010. Since the initial commercial sale of the Axxent Flexishield Mini in August 2009, this accessory has been sold on a very limited basis. We have developed a replacement for this accessory and have filed a 510(k) with the FDA.

On April 16, 2010, Carl Zeiss Meditec Inc. and Carl Zeiss Surgical GmbH filed suit against Xoft in the Federal District Court of Delaware asserting infringement of 4 U.S. Patent Nos. The complaint requests the court to (1) make a declaration, (2) preliminarily and permanently adjoin Xoft from infringing the named patents, and (3) order the payment of unspecified damages and attorney’s fees in connection with such patent infringement allegations. We intend to vigorously defend the lawsuit and are currently unable to estimate the potential financial impact this action may have. Since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter. In addition, the Merger Agreement provides for indemnity for certain losses relating to the Zeiss litigation, subject to limitations specified in the Merger Agreement.

Item 1A.	Risk Factors
Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the three months ended March 31, 2011:

			Total number of	Maximum dollar
			shares	value of shares
			purchased as	that may yet be
	Total number	Average	part of publicly	purchaed under
	of shares	price paid per	announced plans	the plans or
Month of purchase	purchased (1)	share	or programs	programs
January 1 - January 31, 2011	2,073	$1.45	$—	$—
February 1 - February 28, 2011	—	$—	$—	$—
March 1 - March 31, 2011	31,555	$1.19	$—	$—

Total	33,628	$1.32	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)
Date: May 13, 2011	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date: May 13, 2011	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President of Finance and Chief Financial Officer, Treasurer