Form 10-Q
period 2011-06-30
ICAD INC
filed 2011-08-05
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐.
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
As of the close of business on August 1, 2011 there were 54,677,554 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.
INDEX

PAGE
PART I FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010	5

Notes to Consolidated Financial Statements	6-18

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27

Item 3 Quantitative and Qualitative Disclosures about Market Risk	28

Item 4 Controls and Procedures	28

PART II OTHER INFORMATION

Item 1 Legal Proceedings	29

Item 1A Risk Factors	30

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4 [Removed and Reserved]

Item 6 Exhibits	31

Signatures	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

iCAD, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)
(In thousands except for share data)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,677	$16,269
Trade accounts receivable, net of allowance for doubtful accounts of $50 in 2011 and 2010	4,027	3,389
Inventory, net	2,380	3,489
Prepaid expenses and other current assets	587	581

Total current assets	14,671	23,728

Property and equipment, net of accumulated depreciation and amortization of $2,709 in 2011 and $2,852 in 2010	2,357	2,774
Other assets	609	675
Intangible assets, net of accumulated amortization of $7,793 in 2011 and $6,746 in 2010	18,107	21,165
Goodwill	47,657	45,689

Total assets	$83,401	$94,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,355	$2,500
Accrued and other expenses	4,989	5,902
Deferred revenue	5,344	4,906

Total current liabilities	12,688	13,308

Contingent consideration	3,800	5,000
Deferred revenue, long-term portion	1,378	961
Other long-term liabilities	1,041	1,552

Total liabilities	18,907	20,821

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 54,745,430 in 2011 and 54,383,747 in 2010; outstanding 54,677,554 in 2011 and 54,315,871 in 2010	547	544
Additional paid-in capital	163,676	163,101
Accumulated deficit	(98,779)	(89,485)
Treasury stock at cost (67,876 shares)	(950)	(950)

Total stockholders’ equity	64,494	73,210

Total liabilities and stockholders’ equity	$83,401	$94,031

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Products	$4,494	$4,716	$9,709	$9,928
Service and supplies	2,152	1,381	4,281	2,690

Total revenue	6,646	6,097	13,990	12,618

Cost of revenue:
Products	1,140	557	2,347	1,225
Service and supplies	769	591	1,541	1,205
Amortization of acquired technology	234	—	467	—

Total cost of revenue	2,143	1,148	4,355	2,430

Gross profit	4,503	4,949	9,635	10,188

Operating expenses:
Engineering and product development	3,303	1,525	6,079	3,081
Marketing and sales	3,945	2,617	7,672	5,016
General and administrative	2,312	1,839	5,116	4,326

Total operating expenses	9,560	5,981	18,867	12,423

Loss from operations	(5,057)	(1,032)	(9,232)	(2,235)

Gain on sale of patent	—	275	—	275
Interest (expense) income — net	(36)	21	(62)	39

Net loss	$(5,093)	$(736)	$(9,294)	$(1,921)

Net loss per share:
Basic and diluted	$(0.09)	$(0.02)	$(0.17)	$(0.04)

Weighted average number of shares used in computing loss per share:
Basic and diluted	54,550	45,737	54,458	45,712

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(9,294)	$(1,921)

Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	546	249
Amortization	1,047	583
Loss on disposal of assets	64	0
Stock based compensation	584	981
Gain on sale of patent	—	(275)
Interest on royalty obligation	79	—
Fair value of contingent consideration	(1,100)	—
Changes in operating assets and liabilities:
Accounts receivable	(638)	540
Inventory	1,109	229
Prepaid expenses, other current assets and deposits	(6)	(16)
Accounts payable	(145)	(630)
Accrued salaries, warranty and other expenses	(445)	509
Deferred revenue	774	575

Net cash (used for) provided by operating activities	(7,425)	824

Cash flows from investing activities:
Disposals (additions) to patents, technology and other	0	(28)
Additions to property and equipment	(191)	(85)
Proceeds from sale of patent	—	275
Cash paid for acquisition of Xoft	(971)	—

Net cash (used for) provided by investing activities	(1,162)	162

Cash flows from financing activities:
Taxes paid related to restricted stock issuance	(5)	(37)

Net cash used for financing activities	(5)	(37)

Increase (decrease) in cash and equivalents	(8,592)	949
Cash and equivalents, beginning of period	16,269	16,248

Cash and equivalents, end of period	$7,677	$17,197

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
Note 1	- Basis of Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2011, the results of operations for the three and six month periods ended June 30, 2011 and 2010, and cash flows for the six month periods ended June 30, 2011 and 2010. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 30, 2011. The results for the three and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.
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
The Company recognizes revenue from the sale of certain of its MRI CAD products and services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, (“Software, Revenue Recognition”) (“ASC 985-605”).

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
The Company recognizes revenue from the sale of the digital, film-based CAD and electronic brachytherapy products and services in accordance with ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). This guidance replaced FASB ASC 605-25, Multiple Element Arrangements (formerly Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables), where the fair value of the undelivered elements were deferred and only the revenue related to the delivered elements was recognized if fair value had been established for the undelivered elements. If fair value had not been established for any undelivered elements, the entire order was deferred. In accordance with the guidance of ASU 2009-13, fair value as the measurement criteria is replaced with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. For multi-element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining an ESP for deliverables without VSOE or TPE considers multiple factors including relative selling prices; however, these may vary depending upon the unique facts and circumstances related to each deliverable. Sales of the electronic brachytherapy product typically include several devices, accessories, service and supply. The Company generally allocates revenue to the deliverables in the arrangement based on the BESP. Revenue is recognized when the product has been delivered, and service and supply revenue is recognized over the life of the service and supply agreement.
For most of iCAD’s Digital, MRI and film based sales, the responsibility for the installation process lies with its OEM partners, GE Healthcare, Siemens Medical and others. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand alone value to the customer. In these instances, the Company allocates the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed. The adoption of ASU 2009-13 did not have a material effect on the financial condition or results of operations of the Company.
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

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
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
The Company also adopted ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (Update No. 2009-14). This Update amended the scope of ASC Subtopic No. 985-605, “Revenue Recognition”, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. The adoption of this standard did not have a material effect on its financial condition or results of operations.
The Company believes that revenue recognition is a critical accounting policy because it is governed by multiple complex accounting rules and it is important for readers of its financial statements to understand the basis upon which its revenues are recorded.
Cost of Revenue
Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs. The Company has reclassified on the statement of operations for the three and six months ended June 30, 2010, the cost of product installation, training, customer support and certain warranty repair costs of approximately $424,000 and $859,000, respectively that were previously included in sales and marketing expenses to cost of revenue to conform to current period classifications.
Note 2	- Net Loss per Common Share
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

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
A summary of the Company’s calculation of loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(5,093)	$(736)	$(9,294)	$(1,921)

Basic shares used in the calculation of net loss per share	54,550	45,737	54,458	45,712

Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	54,550	45,737	54,458	45,712

Net loss per share — basic	$(0.09)	$(0.02)	$(0.17)	$(0.04)

Net loss per share — diluted	$(0.09)	$(0.02)	$(0.17)	$(0.04)

As of June 30, 2011 and 2010, there were 6.1 million and 6.2 million shares of the Company’s common stock, respectively issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive.
Note 3	- Acquisition of Xoft
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
The Company acquired 100% of the outstanding stock of Xoft in exchange for 8,348,501 shares of the Company’s common stock and approximately $1.2 million in cash, of which approximately $0.9 million was accrued at December 31, 2010, and paid in January 2011. The total consideration at closing was approximately $12.9 million based on a per share value of $1.40, the closing price of the Company’s common stock on the closing date. The Company also paid certain transaction expenses of Xoft totaling approximately $1.0 million which were accrued as of December 31, 2010 and paid in January 2011. Following completion of the Merger, Xoft stockholders owned approximately 15.4% of the Company’s outstanding common stock.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
Under the Merger Agreement, there is an additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products over the next three years, payable at the end of that period. The threshold for earn-out consideration begins at $50 million of cumulative revenue of “Xoft Products” (as defined in the Merger Agreement) from January 1, 2011 through December 31, 2013. The “targeted” earn-out cash consideration of $20.0 million will occur at $76.0 million of cumulative revenue of Xoft Products and the maximum earn-out consideration of $40.0 million would be achieved at $104.0 million of cumulative revenue of Xoft Products over the three year period.
At closing, 10% of the cash amount and 10% of the amount of the Company’s common stock comprising the merger consideration was placed in escrow. It will remain in escrow for a period of 15 months following the closing of the Merger to secure post-closing indemnification obligations of Xoft stockholders.
The purchase price of $17.8 million, which includes $12.9 million of merger consideration and $4.9 million of contingent consideration, has been allocated to net assets acquired based upon the estimated fair value of those assets. At June 30, 2011 the Company has estimated the fair value of the contingent consideration at approximately $3.8 million, which is included in long term liabilities. The change in fair value of approximately $1.1 million has been included in the statement of operations for the three months ended June 30, 2011.
The following is a summary of the preliminary allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the amortizable lives of the intangible assets:

		Estimated
	Amount	Amortizable
	(000’s) .	Life
Current assets	$4,030
Property and equipment	1,951
Identifiable intangible assets	13,700	15 Years
Patent license	100	6 Years
Other assets	643
Goodwill	4,142
Current liabilities	(5,196)
Long-term liabilities	(1,591)

Purchase price	$17,779

The goodwill of $4.1 million is not deductible for income tax purposes.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
The unaudited proforma operating results for the Company for the three and six months ended June 30, 2010, assuming the acquisition of Xoft occurred as of January 1, 2010 are as follows:

	Three months	Six months
	ended June 30,	ended June 30,
	2010	2010
	(In thousands, except for per share data)
Revenue	$8,353	$16,054
Loss from operations	(8,340)	(12,746)
Net loss	(8,617)	(13,137)
Net loss per share:
Basic and Diluted	$(0.16)	$(0.24)
Note 4	- Stock-Based Compensation
The Company follows the guidance in FASB ASC Topic 718, “Compensation — Stock Compensation", (“ASC 718”). The Company issued 997,250 and 1,930,917 stock options in the three months and six months ended June 30, 2011, respectively. The Company issued 110,000 shares of restricted stock in the three months ended March 31, 2011. The Company did not issue any shares of restricted stock in the three months ended June 30, 2011. In the three and six months ended June 30, 2010, the Company issued 52,419 and 128,318 stock options, respectively. The Company issued 530,500 shares of restricted stock in the three months ended March 31, 2010. The Company did not issue any shares of restricted stock in the three months ended June 30, 2010.
In accordance with ASC 718, the Company recorded $315,000 and $584,000 of stock-based compensation expense for the three months and six months ended June 30, 2011, respectively, and $498,000 and $981,000 in the three and six months ended June 30, 2010, respectively.
Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average risk-free interest rate	3.02%	2.34%	3.06%	2.41%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	67.7% to 68.0%	65.6% to 71.6%	67.7% to 69.2%	70.6% to 71.6%
Weighted average exercise price	$1.20	$1.70	$1.20	$1.58
Weighted average fair value	$0.60	$0.73	$0.61	$0.64
As of June 30, 2011, there was approximately $1,623,000 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 1.36 years.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
The Company’s aggregate intrinsic value of options outstanding at June 30, 2011 was approximately $6,000. The aggregate intrinsic value of restricted stock outstanding at June 30, 2011, was approximately $563,000. The Company’s aggregate intrinsic value of options outstanding at June 30, 2010 was approximately $827,000. The aggregate intrinsic value of restricted stock outstanding at June 30, 2010, was approximately $1.8 million
Note 5 — Commitments and Contingencies
Foreign Tax Claim
In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual was recorded as of June 30, 2011.
Royalty Obligation
As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, Inc.(“Hologic”) in August 2007. Pursuant to the settlement agreement, Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to certain alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic of $250,000 annually through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The fair value of the royalty payment was estimated at $900,000. The additional amount will be recorded as interest expense over the life of the agreement. During the three and six months ended June 30, 2011, the Company recorded approximately $39,000 and $79,000, respectively, of interest expense related to the liability. The obligation in excess of one year of approximately $730,000 has been recorded in long term liabilities. In addition, the Company recorded $235,000 in the quarter ended March 31, 2011 to reflect the estimated fair value of the patent license and non-compete covenant. This asset will be amortized over the estimated useful life of approximately six years.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
Litigation
On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CJC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages — specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011 00465448-CU-MM-CJC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CJC), and on May 4, 2011, a seventh Jane Doe and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CJC), again with identical allegations against the same defendants. Court records indicate that two additional complaints have been filed in July 2011 in the Orange County Superior Court (Docket Nos. 30-2011-00491068-CU-PL-CJC and 30-2011-00491497-CU-PL-CJC) on behalf of two more Jane Doe plaintiffs and one John Doe spouse.
It is alleged that each plaintiff Jane Doe was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were of the 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of the complaints, the Company is unable to evaluate the merits of the claims; however, based upon its preliminary analysis, it plans to vigorously defend the lawsuits. Accordingly, since the amount of the potential damages in the event of an adverse result is not reasonably estimable, no expense or purchase price adjustment has been recorded with respect to the contingent liability associated with this matter.
The Company recently acquired the Axxent Electronic Brachytherapy System and Axxent Flexishield Mini as part of its acquisition of Xoft in December 2010. Since the initial commercial sale of the Axxent Flexishield Mini in August 2009, this accessory has been sold on a very limited basis. The Company has developed the Axxent Radiation Shield — Rigid which is an optional radiation shielding accessory to the Axxent Electronic Brachytherapy System intended to protect tissue and/or organs from unwanted radiation. It is a rigid stainless steel pad placed over the area requiring shielding. It can be used on external patient surfaces, such as skin, as well internally during Intraoperative Radiation Therapy (IORT). The Axxent Radiation Shield — Rigid was cleared by FDA on July 22, 2011.
On April 16, 2010, Carl Zeiss Meditec Inc. and Carl Zeiss Surgical GmbH filed suit against Xoft in the Federal District Court of Delaware asserting infringement of 4 U.S. Patent Nos. The complaint requests the court to (1) make a declaration, (2) preliminarily and permanently adjoin Xoft from infringing the named patents, and (3) order the payment of unspecified damages and attorney’s fees in connection with such patent infringement allegations. The Company intends to vigorously defend the lawsuit and is currently unable to estimate the potential financial impact this action may have on the Company. Since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense or purchase price adjustment has been recorded with respect to the contingent liability associated with this matter. In addition, the merger agreement provides for indemnity for certain losses relating to the Zeiss litigation, subject to limitations specified in the merger agreement.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
Note 6	- Fair Value Measurements
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
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and certain accrued liabilities. The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.
The Company’s liabilities that are measured at fair value on a recurring basis relate to its contingent consideration and royalty obligation resulting from the acquisition of Xoft completed on December 30, 2010. The fair value measurements for these liabilities are valued using Level 3 inputs. The Company recorded a contingent consideration liability of $4.9 million based upon the estimated fair value of the additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products from January 1, 2011 through December 31, 2013, payable January, 2014. The Company determines the fair value of the contingent consideration liability based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earnout criteria. The measurement is based upon significant inputs not observable in the market. Subsequent changes in the value of this liability will be recorded in the statement of operations.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
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
Fair value measurements using: (000’s) as of December 31, 2010

				Liabilities
				at Fair
	Level 1	Level 2	Level 3	Value
Contingent consideration	—	—	$5,000	$5,000
Royalty obligation	—	—	1,372	1,372

Total	—	—	$6,372	$6,372

Fair value measurements using: (000’s) as of June 30, 2011

				Liabilities
				at Fair
	Level 1	Level 2	Level 3	Value
Contingent consideration	—	—	$3,800	$3,800
Royalty obligation	—	—	971	971

Total	—	—	$4,771	$4,771

The changes in the fair value of contingent consideration during the period are as follows:
Six months ended June 30, 2011

Balance as of December 31, 2010	$5,000
Fair value adjustment	(100)
Mark to market	(1,100)

Balance as of June 30, 2011	$3,800

During the quarter ended June 30, 2011 the Company recorded the $1.1 million reduction in the fair value of the contingent consideration in the statement of operations.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
The changes in the fair value of the royalty obligation during the period are as follows:
Six months ended June 30, 2011

Balance as of December 31, 2010	$1,372
Fair value adjustment	(235)
Interest expense	79
Royalty payment	(245)

Balance as of June 30, 2011	$971

Items Measured in Fair Value on a Nonrecurring Basis
Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not record any impairment charges for these assets during the three or six months ended June 30, 2011.
Note 7	- Income Taxes
At June 30, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2011. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed. The Company is not under examination by any other federal or state jurisdiction for any tax years.
Note 8	- Goodwill
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
The Company’s goodwill arose in connection with its acquisitions in June 2002, December 2003 and December 2010. The Company operates in one segment and as one reporting unit since operations are supported by one central staff and the results of operations are evaluated as one business unit. In general the Company’s medical device products are similar in nature based on production, distribution, services provided and regulatory requirements. Therefore, the Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment testing date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if an impairment exists. The Company performed the step one fair value comparison as of October 1, 2010 and the Company’s market capitalization exceeded its carrying value. At June 30, 2011, management believes there were no triggering events that would cause us to perform a step one fair value test for goodwill.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
The changes in the carrying amount of goodwill for the six months ended June 30, 2011, are as follows:
Six months ended June 30, 2011

Balance as of December 31, 2010	$45,689
Purchase accounting adjustments	1,968

Balance as of June 30, 2011	$47,657

Purchase accounting adjustments, considered to be measurement period adjustments, in the six months ended June 30, 2011 consisted primarily of $1.5 million decrease of the acquired patent asset, a decrease of $500,000 in the acquired technology asset, a decrease in the fair value estimate of the royalty obligation of $200,000 and a decrease of $100,000 related to contingent consideration and an increase of approximately $300,000 related to unrecorded liabilities. The measurement period adjustments had no effect on the operations, results and an immaterial effect on the December 31, 2010 balance sheet. Accordingly, the adjustments were recorded in the during the six months ended June 30, 2011.
Note 9	- Recent Accounting Pronouncements
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this to have a material impact on its financial statements.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2011
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (“ASU 2010-06”) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 6 above. ASU 2010-06 were effective for interim reporting periods beginning January 1, 2010, except for the provisions related to activity in Level 3 fair value measurements. Those provisions are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU 2010-06 impacts disclosure only and therefore, did not, and is not expected to, have a material impact on our financial statements.
In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We do not believe that this will have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales and expense levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, regulatory changes and requirements applicable to our products, product market acceptance, possible technological obsolescence of products, increased competition, the impact of litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should” “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.
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
iCAD has applied its patented detection technology and algorithms to the development of CAD solutions for use with virtual colonoscopy or CT Colonography (CTC) to improve the detection of colonic polyps. The Company’s pattern recognition and image analysis expertise are readily applicable to colonic polyp detection and the Company has developed a CTC CAD solution. Virtual colonoscopy (CTC) is a technology that has evolved rapidly in recent years. Based on the results of the National CT Colonography trial completed in September 2008, the Company expects that the market for virtual colonoscopy will grow along with the procedures for early detection of colon cancer. This trial demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to a colonoscopy. CT Colonography or CTC is emerging as an alternative imaging procedure for evaluation of the colon. The Company has developed and commenced marketing Veralook™, a product for computer aided detection of polyps in the colon using CTC and completed the clinical testing of its CTC CAD product in the first quarter of 2009. The Company filed a 510(k) application with the FDA in May 2009 seeking FDA clearance to market Veralook in the U.S and received FDA clearance on August 4, 2010, and is now commercially available. Colorectal cancer has been shown to be highly preventable with early detection and removal of polyps.
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

The acquisition of Xoft Inc. (“Xoft”), on December 30, 2010, brings an isotope-free cancer treatment platform technology to the Company’s product line. Xoft designs, develops, manufactures, markets and sells electronic brachytherapy (eBx) products for the treatment of breast and other cancers, used in a broad range of clinical settings. The portable Axxent System which delivers electronically controlled radiation therapy directly to cancer sites with minimal radiation exposure to surrounding healthy tissue is FDA-cleared. Electronic Brachytherapy (eBx™) is a type of brachytherapy that utilizes a miniaturized high dose rate X-ray source to apply radiation directly to the cancerous site. The goal is to direct the radiation dose to the size and shape of the cancerous area, sparing healthy tissue and organs. The Xoft technology delivers similar clinical dose rates to traditional radio-active systems. Electronic Brachytherapy can be delivered during an operative procedure and may be used as a primary or secondary modality over a course of days. This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and offer advanced treatments such as Intra-Operative Radiation Therapy (IORT). Current customers for the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices and cancer care clinics.
The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts, a research and development facility in Ohio and, with its acquisition of Xoft, an operation, research, development, manufacturing and warehousing facility in Sunnyvale, California.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, The Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a comprehensive list of the Company’s critical accounting policies, referenced should be made to the Annual Report on Form 10-K for the year ended December 31, 2010.

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
Revenue:
Three months ended June 30:
Total revenue for the three month period ended June 30, 2011 was $6.6 million compared with revenue of $6.1 million for the three month period ended June 30, 2010, an increase of $549,000 or 9.0%. The increase in revenue was primarily due to revenue from the Axxent eBx System and an increase in service and supply revenue offset by a decrease in digital and MRI CAD and film-based CAD revenue.

	Three months ended June 30,
	2011	2010	Change	% Change
Digital & MRI revenue	$3,197	$3,991	$(794)	(19.9)%
Film based revenue	537	725	(188)	(25.9)%
Electronic brachytherapy	760	—	760	—
Service & supply revenue	2,152	1,381	771	55.8%

Total revenue	$6,646	$6,097	$549	9.0%

Our digital and MRI CAD revenue for three month period ended June 30, 2011 decreased $794,000 or 19.9%, to $3.2 million compared to revenue of $4.0 million in the three month period ended June, 2010. This decrease was due primarily to lower demand for Full Field Digital Mammography (“FFDM”) and Computed Radiography (“CR”) systems and digital CAD technology for the detection of breast cancer, somewhat offset by a 20% increase in sales of our MRI CAD products. We believe that the decline in digital and MRI revenue is due partially to weak demand in the international market, as well as deferred spending in the domestic market.
Revenue from iCAD’s film based products decreased 25.9% or $188,000, to $537,000 in the three month period ended June 30, 2011 from $725,000 in three month period ended June 30, 2010. This decrease is primarily attributed to the decline in sales of our TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. The TotalLook MammoAdvantage product is typically sold as sites are preparing to transition to digital mammography. In addition, and as expected, the demand for film-based products and accessories continues to decline as the marketplace continues to transition to digital technologies.
Revenue of our newly acquired Axxent solution was $760,000 in the three month period ended June 30, 2011. We believe revenues related to the Axxent Electronic Brachytherapy (“EBx”) system were impacted by the voluntary recall of our mini flexi-shield. In July, 2011, we received clearance from the FDA for our new rigid shield.

Service and supply revenue increased 55.8% or $771,000 in the three month period ended June 30, 2011, to $2.2 million compared to $1.4 million in three months ended June 30, 2010. Service and supply revenue includes approximately $400,000 related to the Axxent solution. Service and supply revenue relating to our digital CAD and TotalLookMammoAdvantge systems increased approximately 26% as our installed base transitions from warranty to service contracts. We expect service and supply revenue for both digital CAD and electronic brachytherapy products to increase as our installed base continues to transition from warranty to service contracts.
Six months ended June 30:
Total revenue for the six month period ended June 30, 2011 was $14.0 million compared with revenue of $12.6 million for the six month period ended June 30, 2010, an increase of $1.4 million or 10.9%. The increase in revenue was primarily due to revenue from the Axxent eBx System and an increase in service and supply revenue offset by an overall decrease in digital and MRI revenue and film-based revenue.

	Six months ended June 30,
	2011	2010	Change	% Change
Digital & MRI revenue	$6,960	$8,157	$(1,197)	(14.7)%
Film based revenue	1,054	1,771	(717)	(40.5)%
Electronic brachytherapy	1,695	—	1,695	—
Service & supply revenue	4,281	2,690	1,591	59.1%

Total revenue	$13,990	$12,618	$1,372	10.9%

Our digital and MRI revenue for six month period ended June 30, 2011 decreased $1.2 million or 14.7%, to $7.0 million compared to revenue of $8.2 million in the six month period ended June, 2010. This decrease was due primarily to lower demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology for the detection of breast cancer, somewhat offset by an increase in sales of our MRI CAD products. Revenue for the six month period ended June 30, 2011 was impacted primarily by what we expect to be a temporary softening of the digital mammography market and weak demand in the international market.
Revenue from iCAD’s film based products decreased 40.5% or $717,000, to $1.1 million in the six month period ended June 30, 2011 compared to $1.8 million six month period ended June 30, 2010. This decrease is primarily attributed to the softening demand for FFDM systems primarily due to current economic conditions and deferred hospital spending, as the majority of film-based revenue is derived from sales of our TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. The TotalLook MammoAdvantage product is typically sold as sites are preparing to transition to digital mammography. In addition, and as expected, the demand for film-based products and accessories continues to decline as the marketplace continues to transition to digital technologies.
Revenue from our newly acquired Axxent solution was $1.7 million in the six month period ended June 30, 2011. Year to date revenues were impacted by the recall of the mini flexi shield, offset by sales in the veterinary and dermatology markets.

Service and supply revenue increased 59.1% or $1.6 million in the six month period ended June 30, 2011, to $4.3 million compared to $2.7 million in the six month period ended June 30, 2010. The service and supply revenue includes approximately $800,000 related to the Axxent solution which is not reflected in the year to date results for 2010. Service and supply revenue relating to our digital CAD and TotalLookMammoAdvantge systems increased approximately 30% due primarily to the increase in our installed base of service contracts. We expect that service and supply revenue for both digital CAD and electronic brachytherapy products will continue to increase as our installed base continues to transition from warranty to service contracts.
Gross Margin:

	Three months ended June 30,
	2011	2010	Change	% Change
Products	$1,140	$557	$583	104.7%
Service & supply	769	591	178	30.1%
Amortization of acquired technology	233	—	233	100.0%

Total cost of revenue	$2,142	$1,148	$994	86.6%

Gross Margin	$4,504	$4,949	$(445)	(9.0)%

	Six months ended June 30,
	2011	2010	Change	% Change
Products	$2,347	$1,225	$1,122	91.6%
Service & supply	1,541	1,205	336	27.9%
Amortization of acquired technology	467	—	467	100.0%

Total cost of revenue	$4,355	$2,430	$1,925	79.2%

Gross Margin	$9,635	$10,188	$(553)	(5.4)%
Gross margin for the three month period ended June 30, 2011 was $4.5 million or 67.8% as compared to $4.9 million of 81.2% in the three month period ended June 30, 2010. The decrease was primarily due to sales of our Axxent solutions which currently have significantly lower margins than our CAD products and amortization of acquired technology. Gross margin for the six month period ended June 30, 2011 was $9.6 million or 68.9% as compared to $10.2 million or 80.7% in the six month period ended June 30, 2010. The decline in gross margin is primarily attributable to amortization of acquired technology, and increased costs related to the fixed cost of our manufacturing operation. We expect margins to improve as revenues increase and absorb the fixed manufacturing costs.

Operating Expenses:

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Change	Change %	2011	2010	Change	Change %
Operating expenses:
Engineering and product development	$3,304	$1,525	$1,779	117%	$6,079	$3,081	$2,998	97%
Marketing and sales	3,945	2,617	1,328	51%	7,671	5,016	2,655	53%
General and administrative	2,313	1,839	474	26%	5,117	4,326	791	18%

Total operating expenses	$9,561	$5,981	$3,580	60%	$18,867	$12,423	$6,444	52%

Engineering and Product Development. Engineering and product development costs for the three month period ended June 30, 2011 increased by $1.8 million or 117%, from $1.5 million in 2010 to $3.3 million in 2011. The increase in engineering and product development costs was primarily due to the increase in personnel and related expenses and consulting costs of approximately $980,000 as a result of our acquisition of Xoft and approximately $800,000 related to reader studies. For the six month period ended June 30, 2011 engineering and product development costs increased by $3.0 million or 97%, from $3.1 million in 2010 to $6.1 million in 2011. The increase in engineering and product development costs was primarily due to the increase in personnel and related expenses and consulting costs of approximately $1.8 million, as a result of our acquisition of Xoft, approximately $800,000 related to reader studies, and approximately $205,000 of costs related to the recall of our Axxent Flexishield.
Marketing and Sales. Marketing and sales expenses for the three month period ended June 30, 2011 increased by $1.3 million or 51%, from $2.6 million in 2010 to $3.9 million in 2011. The increase in marketing and sales expense primarily resulted from personnel and related expenses and various administrative expenses totaling approximately $1.2 million as a result of our acquisition of Xoft. Marketing and sales expenses for the six month period ended June 30, 2011 increased by $2.7 million or 53%, from $5.0 million in 2010 to $7.7 million in 2011. The increase in marketing and sales expense primarily resulted from personnel and related expenses and various administrative expenses totaling approximately $2.5 million as a result of our acquisition of Xoft.
General and Administrative. General and administrative expenses for the three month period ended June 30, 2011 increased by $474,000 or 26%, from $1.8 million in 2010 to $2.3 million in 2011. The increase in general and administrative expense is primarily due to legal expenses relating to our patent litigation and an increase cost of headcount of approximately $156,000 related to the Xoft acquisition which is reflected in general and administrative expense, offset by $1.1 million expense reduction due to an adjustment in the fair value of contingent consideration related to the Xoft acquisition. General and administrative expenses for the six month period ended June 30, 2011 increased by $791,000 or 18%, from $4.3 million in 2010 to $5.1 million in 2011. The increase in general and administrative expense for the six months is primarily due to legal expenses relating to our patent litigation and general and administrative cost of approximately $400,000 related to the Xoft acquisition, offset by $1.1 million expense reduction due to an adjustment in the fair value of contingent consideration related to the Xoft acquisition.
Interest (Expense)/Income. Net interest expense for the three month period ended June 30, 2011 was $36,000 versus interest income of $21,000 in 2010, and expense of $62,000 in the six months ended June 30, 2011 versus interest income of $39,000 in the six months ended June 30, 2010. Interest expense is due primarily to the interest related to the Hologic Royalty obligation, offset by interest income earned from our money market accounts.

Liquidity and Capital Resources
We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand and projected cash generation from continuing operations. Our ability to generate cash adequate to meet our future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, we may require additional financing, although there are no guarantees that we will be able to obtain the financing if necessary, on acceptable terms or at all.
As of June 30, 2011, the Company had current assets of $14.7 million, current liabilities of $12.7 million and working capital of $2.0 million. The ratio of current assets to current liabilities was 1.2:1.
Net cash used for operating activities for the six month period ended June 30, 2011 was $7.2 million, compared to net cash provided by operating activities of $824,000 for the six month period ended June 30, 2010. The cash used for operating activities for the six months ended June 30, 2011 resulted from the net loss of $9.3 million, increases in accounts receivable and prepaid expense totaling $644,000 and a decrease in accrued expenses of $1.3 million, which were partially offset by the decrease in inventory of $1.1 million and an increase in deferred revenue of $774,000, plus non-cash items including depreciation, amortization and loss on disposal of assets totaling $1.6 million and stock based compensation of $584,000. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.
The net cash used for investing activities for the three month period ended June, 2011 was $1.4 million, which consisted of additions to property and equipment of $191,000 offset by the disposal of patents, technology and other assets of $57,000 and $1.3 million of cash paid for the acquisition of Xoft, compared to the additions to patents, technology and property and equipment totaling $162,000 for the six months ended June 30, 2010.
Net cash used for financing activities for the six month period ended June 30, 2011 was $5,000 relating to taxes paid in connection with restricted stock issuances, compared to $37,000 relating to taxes paid in connection with restricted stock issuances for the same period in 2010.

Contractual Obligations
The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

	Payments due by period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	5+ years
Lease Obligations	$1,535	$1,062	$473	$—	$—

Royalty Obligation	$1,492	$242	$750	$500	$—

Total Contractual Obligations	$3,027	$1,304	$1,223	$500	$—

Recent Accounting Pronouncements
See Note 9 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe we are not subject to material foreign currency exchange rate fluctuations, as substantially all of our sales and expenses are denominated in the U.S. dollar. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars or warrants, either to hedge existing risks or for speculative purposes.
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
Our principal executive officer and principal financial officer conducted an evaluation of the our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2011, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CJC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages — specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011 00465448-CU-MM-CJC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CJC), and on May 4, 2011, a seventh Jane Doe and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CJC), again with identical allegations against the same defendants. Court records indicate that two additional complaints have been filed in July 2011 in the Orange County Superior Court (Docket Nos. 30-2011-00491068-CU-PL-CJC and 30-2011-00491497-CU-PL-CJC) on behalf of two more Jane Doe plaintiffs and one John Doe spouse.
It is alleged that each plaintiff Jane Doe was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were of the 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of the complaints, the Company is unable to evaluate the merits of the claims, however based upon its preliminary analysis, it plans to vigorously defend the lawsuits.
The Company recently acquired the Axxent Electronic Brachytherapy System and Axxent Flexishield Mini as part of its acquisition of Xoft in December 2010. Since the initial commercial sale of the Axxent Flexishield Mini in August 2009, this accessory has been sold on a very limited basis. The Company has developed the Axxent Radiation Shield — Rigid which is an optional radiation shielding accessory to the Axxent Electronic Brachytherapy System intended to protect tissue and/or organs from unwanted radiation. It is a rigid stainless steel pad placed over the area requiring shielding. It can be used on external patient surfaces, such as skin, as well internally during Intraoperative Radiation Therapy (IORT). The Axxent Radiation Shield — Rigid was cleared by FDA on July 22, 2011

On April 16, 2010, Carl Zeiss Meditec Inc. and Carl Zeiss Surgical GmbH filed suit against Xoft in the Federal District Court of Delaware asserting infringement of 4 U.S. Patent Nos. The complaint requests the court to (1) make a declaration, (2) preliminarily and permanently adjoin Xoft from infringing the named patents, and (3) order the payment of unspecified damages and attorney’s fees in connection with such patent infringement allegations. The Company intends to vigorously defend the lawsuit and is currently unable to estimate the potential financial impact this action may have on the Company. Since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter. In addition, the merger agreement provides for indemnity for certain losses relating to the Zeiss litigation, subject to limitations specified in the merger agreement.

Item 1A.	Risk Factors
Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the three months ended June 30, 2011:

			Total number of	Maximum dollar
			shares	value of shares
			purchased as	that may yet be
	Total number	Average	part of publicly	purchaed under
	of shares	price paid per	announced plans	the plans or
Month of purchase	purchased (1)	share	or programs	programs
April 1 - April 30, 2011	—	$—	$—	$—
May 1 - May 31, 2011	—	$—	$—	$—
June 1 - June 30, 2011	21,959	$1.13	$—	$—

Total	21,959	$1.13	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements**.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc. (Registrant)
Date: August 4, 2011	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date: August 4, 2011	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President of Finance and Chief Financial Officer, Treasurer