Form 10-Q
period 2011-09-30
ICAD INC
filed 2011-11-10
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
As of the close of business on November 7, 2011 there were 54,683,300 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)
(In thousands except for share data)

	September 30,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$5,288	$16,269
Trade accounts receivable, net of allowance for doubtful accounts of $50 in 2011 and 2010	5,656	3,389
Inventory, net	2,132	3,489
Prepaid expenses and other current assets	576	581

Total current assets	13,652	23,728

Property and equipment, net of accumulated depreciation and amortization of $2,600 in 2011 and $2,852 in 2010	2,118	2,774
Other assets	604	675
Intangible assets, net of accumulated amortization of $8,317 in 2011 and $6,746 in 2010	17,584	21,165
Goodwill	20,907	45,689

Total assets	$54,865	$94,031

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,407	$2,500
Accrued and other expenses	4,518	5,902
Deferred revenue	5,702	4,906

Total current liabilities	12,627	13,308

Contingent consideration	—	5,000
Deferred revenue, long-term portion	1,628	961
Other long-term liabilities	1,000	1,552

Total liabilities	15,255	20,821

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value: authorized 85,000,000 shares; issued 54,751,176 in 2011 and 54,383,747 in 2010; outstanding 54,683,300 in 2011 and 54,315,871 in 2010	547	544
Additional paid-in capital	163,775	163,101
Accumulated deficit	(123,762)	(89,485)
Treasury stock at cost (67,876 shares)	(950)	(950)

Total stockholders’ equity	39,610	73,210

Total liabilities and stockholders’ equity	$54,865	$94,031

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Products	$5,754	$4,059	$15,463	$13,987
Service and supplies	2,298	1,527	6,579	4,217

Total revenue	8,052	5,586	22,042	18,204

Cost of revenue:
Products	1,280	544	3,627	1,769
Service and supplies	650	587	2,191	1,792
Amortization of acquired intangibles	233	—	700	—

Total cost of revenue	2,163	1,131	6,518	3,561

Gross profit	5,889	4,455	15,524	14,643

Operating expenses:
Engineering and product development	2,630	1,715	8,709	4,796
Marketing and sales	3,108	2,347	10,780	7,363
General and administrative	2,147	1,805	8,363	6,131
Contingent consideration	(3,800)	—	(4,900)	—
Goodwill impairment	26,750	—	26,750	—

Total operating expenses	30,835	5,867	49,702	18,290

Loss from operations	(24,946)	(1,412)	(34,178)	(3,647)

Gain on sale of patent	—	—	—	275
Interest (expense) income — net	(37)	19	(99)	58

Net loss	$(24,983)	$(1,393)	$(34,277)	$(3,314)

Net loss per share:
Basic and diluted	$(0.46)	$(0.03)	$(0.63)	$(0.07)

Weighted average number of shares used in computing loss per share:
Basic and diluted	54,681	45,922	54,533	45,782

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(34,277)	$(3,314)

Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	813	367
Amortization	1,570	875
Loss on disposal of assets	21	—
Goodwill impairment	26,750	—
Stock based compensation	684	1,261
Gain on sale of patent	—	(275)
Interest on royalty obligation	122	—
Fair value of contingent consideration	(4,900)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,267)	1,574
Inventory	1,357	393
Prepaid expenses, other current assets and deposits	75	(79)
Accounts payable	(93)	(255)
Accrued salaries, warranty and other expenses	(703)	499
Deferred revenue	1,384	877

Net cash (used for) provided by operating activities	(9,464)	1,923

Cash flows from investing activities:
Additions to patents, technology and other	(9)	(28)
Additions to property and equipment	(233)	(232)
Proceeds from sale of patent	—	275
Cash paid for acquisition of Xoft	(1,268)	—

Net cash (used for) provided by investing activities	(1,510)	15

Cash flows from financing activities:
Taxes paid related to restricted stock issuance	(7)	(70)

Net cash used for financing activities	(7)	(70)

Increase (decrease) in cash and equivalents	(10,981)	1,868
Cash and equivalents, beginning of period	16,269	16,248

Cash and equivalents, end of period	$5,288	$18,116

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011
Note 1 — Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements of iCAD, Inc. and subsidiary (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and 2010, and cash flows for the nine month periods ended September 30, 2011 and 2010. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 30, 2011. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

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
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011

The Company recognizes revenue from the sale of the digital, film-based CAD and electronic brachytherapy products and services in accordance with ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). In accordance with the guidance of ASU 2009-13, fair value as the measurement criteria is replaced with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. For multi-element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining an BESP for deliverables without VSOE or TPE considers multiple factors including relative selling prices; however, these may vary depending upon the unique facts and circumstances related to each deliverable. Sales of the electronic brachytherapy product typically include several devices, accessories, service and supply. The Company generally allocates revenue to the deliverables in the arrangement based on the BESP. Revenue is recognized when the product has been delivered, and service and supply revenue is recognized over the life of the service and supply agreement.

For most of iCAD’s Digital, MRI and film based sales, the responsibility for the installation process lies with its Original Equipment Manufacturer (“OEM”) partners, GE Healthcare, Siemens Medical and others. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand alone value to the customer. In these instances, the Company allocates the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed. The adoption of ASU 2009-13 did not have a material effect on the financial condition or results of operations of the Company.

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

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011

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

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs. The Company has reclassified on the statement of operations for the three and nine months ended September 30, 2010, the cost of product installation, training, customer support and certain warranty repair costs of approximately $420,000 and $1.3 million, respectively that were previously included in sales and marketing expenses to cost of revenue to conform to current period classifications.

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

A summary of the Company’s calculation of loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(24,983)	$(1,393)	$(34,277)	$(3,314)

Basic shares used in the calculation of net loss per share	54,681	45,922	54,533	45,782
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	54,681	45,922	54,533	45,782

Net loss per share — basic	$(0.46)	$(0.03)	$(0.63)	$(0.07)

Net loss per share — diluted	$(0.46)	$(0.03)	$(0.63)	$(0.07)

As of September 30, 2011 and 2010, there were 5.7 million and 6.0 million shares of the Company’s common stock, respectively issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011
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

Under the Merger Agreement, there is an additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products over the three years following the date of the Merger, and payable at the end of that period. The threshold for earn-out consideration begins at $50 million of cumulative revenue of “Xoft Products” (as defined in the Merger Agreement) from January 1, 2011 through December 31, 2013. The “targeted” earn-out cash consideration of $20.0 million will occur at $76.0 million of cumulative revenue of Xoft Products and the maximum earn-out consideration of $40.0 million would be achieved at $104.0 million of cumulative revenue of Xoft Products over the three year period.

At closing, 10% of the cash amount and 10% of the amount of the Company’s common stock comprising the merger consideration was placed in escrow. It will remain in escrow for a period of 15 months following the closing of the Merger to secure post-closing indemnification obligations of Xoft stockholders.

The purchase price of $17.8 million, which includes $12.9 million of merger consideration and $4.9 million of contingent consideration, has been allocated to net assets acquired based upon the estimated fair value of those assets. As discussed in Note 6, at September 30, 2011 the Company has determined that the fair value of the contingent consideration is $0.0. The change in fair value of approximately $3.8 million and $4.9 million has been included in the statement of operations for the three and nine months ended September 30, 2011, respectively.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011

The following is a summary of the preliminary allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the amortizable lives of the intangible assets:

		Estimated
	Amount	Amortizable
	(000’s)	Life
Current assets	$4,030
Property and equipment	1,951	3 — 7 Years
Identifiable intangible assets	13,700	15 Years
Patent license	100	6 Years
Other assets	643
Goodwill	4,142
Current liabilities	(5,196)
Long-term liabilities	(1,591)

Purchase price	$17,779

The goodwill of $4.1 million is not deductible for income tax purposes.
The unaudited proforma operating results for the Company for the three and nine months ended September 30, 2010, assuming the acquisition of Xoft occurred as of January 1, 2010 are as follows:

	Three months	Nine months
	ended September	ended September
	30, 2010	30, 2010
	(In thousands, except for per share data)
Revenue	$6,943	$22,447
Loss from operations	(4,212)	(12,805)
Net loss	(4,217)	(12,869)
Net loss per share:
Basic and Diluted	$(0.08)	$(0.24)

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011
Note 4 — Stock-Based Compensation

The Company follows the guidance in FASB ASC Topic 718, “Compensation — Stock Compensation”, (“ASC 718”). The Company issued 864,616 and 2,795,533 stock options in the three months and nine months ended September 30, 2011, respectively. The Company issued 200,000 and 310,000 shares of restricted stock in the three and nine months ended September 30, 2011, respectively. In the three and nine months ended September 30, 2010, the Company issued 57,700 and 186,018 stock options, respectively. The Company issued 530,500 shares of restricted stock in the nine months ended September 30, 2010. The Company did not issue any shares of restricted stock in the three months ended September 30, 2010.

In accordance with ASC 718, the Company recorded $100,000 and $684,000 of stock-based compensation expense for the three months and nine months ended September 30, 2011, respectively, and $280,000 and $1,261,000 of stock based compensation expense in the three and nine months ended September 30, 2010, respectively.

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Average risk-free interest rate	2.21%	1.58%	2.78%	2.14%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	67.0% to 67.6%	70.5% to 71.2%	67.0% to 69.2%	65.6% to 71.6%
Weighted average exercise price	$0.95	$1.82	$1.12	$1.65
Weighted average fair value	$0.47	$0.79	$0.56	$0.69

As of September 30, 2011, there was approximately $1,699,000 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 1.35 years.

The Company’s aggregate intrinsic value of options outstanding at September 30, 2011 was approximately $0. The aggregate intrinsic value of restricted stock outstanding at September 30, 2011, was approximately $294,000. The Company’s aggregate intrinsic value of options outstanding at September 30, 2010 was approximately $489,000. The aggregate intrinsic value of restricted stock outstanding at September 30, 2010, was approximately $1.4 million.

Note 5 — Commitments and Contingencies
Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of September 30, 2011.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011
Royalty Obligation

As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, Inc.(“Hologic”) in August 2007. Pursuant to the settlement agreement, Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to certain alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic of $250,000 annually through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The fair value of the royalty payment was estimated at $900,000. The additional amount will be recorded as interest expense over the life of the agreement. During the three and nine months ended September 30, 2011, the Company recorded approximately $42,000 and $122,000, respectively, of interest expense related to the liability. The obligation in excess of one year of approximately $772,000 has been recorded in long term liabilities. In addition, the Company recorded a purchase price adjustment of $100,000 in the quarter ended March 31, 2011 to reflect the estimated fair value of the patent license and non-compete covenant. This asset is being amortized over the estimated useful life of approximately six years.

Litigation

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages — specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011

It is alleged that each plaintiff Jane Doe was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of the complaints, the Company is unable to evaluate the merits of the claims; however, based upon its preliminary analysis, it plans to vigorously defend the lawsuits. Accordingly, since the amount of the potential damages in the event of an adverse result is not reasonably estimable, no expense or purchase price adjustment has been recorded with respect to the contingent liability associated with this matter.

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

In addition to the matters discussed above, the Company is, from time to time, party to legal proceedings, lawsuits and other claims incident to the Company’s business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement and claims for indemnity arising in the course of business. Such matters are subject to many uncertainties and outcomes are not predictable. The Company is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011
Note 6 — Fair Value Measurements

The Company has adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosures”, (“ASC 820”). This topic defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company’s liabilities that are measured at fair value on a recurring basis relate to its contingent consideration resulting from the acquisition of Xoft completed on December 30, 2010. The fair value measurements for this liability are valued using Level 3 inputs. The Company recorded a contingent consideration liability of $5.0 million based upon the estimated fair value of the additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products from January 1, 2011 through December 31, 2013, payable January, 2014. During the quarter ended March 31, 2011, the Company recorded a measurement period adjustment of $100,000 and reduced the value of the contingent consideration to $4.9 million. The Company determines the fair value of the contingent consideration liability based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earnout criteria. Accordingly, the value of contingent consideration is evaluated each quarter. During the quarter ended June 30, 2011, the Company reduced the value of contingent consideration to $3.8 million as a result of lower expectations of Xoft product revenue. In the quarter ended September 30, 2011, the Company evaluated the revenue expectations of Xoft products and determined that the thresholds were unlikely to be met, and therefore reduced the value of contingent consideration to $0.0. The measurement is based upon significant inputs not observable in the market. Subsequent changes in the value of this liability will be recorded in the statement of operations.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011
The following table sets forth Company’s liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.
Fair value measurements using: (000’s) as of December 31, 2010

				Liabilities
				at Fair
	Level 1	Level 2	Level 3	Value
Contingent consideration	—	—	$5,000	$5,000

Total	—	—	$5,000	$5,000

Fair value measurements using: (000’s) as of September 30, 2011

Liabilities
at Fair
	Level 1	Level 2	Level 3	Value
Contingent consideration	—	—	$—	$—

Total	—	—	$—	$—

The changes in the fair value of contingent consideration during the period are as follows:

Nine months ended September 30,
Balance as of December 31, 2010	$5,000
Measurement period adjustment	(100)
Mark to market	(4,900)

Balance as of September 30, 2011	$0

As noted above the Company recorded an additional $3.8 million reduction in the fair value of the contingent consideration as a gain in the statement of operations during the quarter ended September 30, 2011.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011
Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. As noted in Note 8 we recorded an estimated impairment charge for goodwill of $26.8 million during the three months ended September 30, 2011. We did not consider any other assets to be impaired during the three and nine months ended September 30, 2011.

Note 7 — Income Taxes

At September 30, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2011. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed. The Company is not under examination by any other federal or state jurisdiction for any tax years.

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

The Company’s goodwill arose in connection with its acquisitions in June 2002, December 2003 and December 2010. The Company operates in one segment and one reporting unit since operations are supported by one central staff and the results of operations are evaluated as one business unit. In general the Company’s medical device products are similar in nature based on production, distribution, services provided and regulatory requirements. The Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment testing date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization (fair value) to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if a potential impairment exists.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011

We assess the potential impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such asset, include the following:

significant underperformance relative to historical or projected future operating results;

significant changes in the manner or use of the assets or the strategy for our overall business;

significant negative industry or economic trends;

significant decline in our stock price for a sustained period; and

a decline in our market capitalization below net book value.

During the quarter ended September 30, 2011, as a result of the sustained decline in the market capitalization of the Company, an interim Step 1 analysis was completed. The interim Step 1 test resulted in the determination that the carrying value of equity exceeded the fair value of equity, thus requiring the Company to measure the amount of any goodwill impairment by performing the second step of the impairment test. The Company corroborated the Step 1 analysis using an income approach.

The second step (defined as “Step 2”) of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The guidance in FASB ASC 350 — Intangibles — Goodwill and Other (which includes what was originally issued as SFAS 142, “Goodwill and Other Intangible Assets”) was used to estimate the implied fair value of goodwill. The guidance provides that “If the carrying amount of the Company’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.”

The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of the single reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill. The Company identified several intangible assets that were valued during this process, including technology, customer relationships, trade names, non-compete agreements, and the Company’s workforce. The allocation process was performed only for purposes of goodwill impairment.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011

The Company determined the value of the select assets utilizing the income approach. This approach was selected as it measures the income producing assets, primarily technology and customer relationships. This method estimates the fair value based upon the ability to generate future cash flows, which is particularly applicable when future profit margins and growth are expected to vary significantly from historical operating results.

Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. The Company also compared and reconciled the overall fair value to the Company’s market capitalization. While there are inherent uncertainties related to the assumptions used and to the application of these assumptions to this analysis, the income approach provides a reasonable estimate of the fair value of the Company’s single reporting unit.

The Step 2 test resulted in determining the fair value of goodwill of $20,907 which resulted in an impairment loss of $26,750.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, are as follows:

Nine months ended September 30, 2011
Balance as of December 31, 2010	$45,689
Purchase accounting adjustments	1,968
Impairment	(26,750)

Balance as of September 30, 2011	$20,907

Purchase accounting adjustments, considered to be measurement period adjustments, were recorded in the six months ended June 30, 2011 and consisted primarily of a $1.5 million decrease of the acquired patent asset, a decrease of $500,000 in the acquired technology asset, a decrease in the fair value estimate of the royalty obligation of $200,000 and a decrease of $100,000 related to contingent consideration and an increase of approximately $300,000 related to unrecorded liabilities. We did not record any measurement period adjustments during the quarter ended September 30, 2011. The measurement period adjustments had no effect on the Company’s operations and results and had an immaterial effect on the December 31, 2010 balance sheet. Accordingly, the adjustments were recorded during the six months ended June 30, 2011.

Note 9 — Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption to have a material impact on its financial statements.

iCAD, INC. AND SUBSIDIARY.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2011

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption to have a material impact on its financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The Company does not expect this to have a material impact on its financial statements.

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
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a comprehensive list of the Company’s critical accounting policies, reference should be made to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011.

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
Revenue:
Three months ended September 30:
Total revenue for the three month period ended September 30, 2011 was $8.1 million compared with revenue of $5.6 million for the three month period ended September 30, 2010, an increase of $2.5 million or 44.1%. The increase in revenue was primarily due to revenue from the Axxent eBx System and increases in digital and MRI revenue, service and supply revenue offset by a decrease in film-based CAD revenue.

	Three months ended September 30,
	2011	2010	Change	% Change
Digital & MRI revenue	$3,791	$3,311	$480	14.5%
Film based revenue	616	748	(132)	(17.7)%
Electronic brachytherapy	1,347	—	1,347	—
Service & supply revenue	2,298	1,527	771	50.5%

Total revenue	$8,052	$5,586	$2,466	44.1%

Our digital and MRI CAD revenue for three month period ended September 30, 2011 increased $480,000 or 14.5%, to $3.8 million compared to revenue of $3.3 million in the three month period ended September, 2010. This increase was due primarily to higher demand for Full Field Digital Mammography (“FFDM”) which was driven primarily by our multivendor CAD solution and Computed Radiography (“CR”) systems and digital CAD technology for the detection of breast cancer, and an increase of approximately 117% in sales of our MRI CAD products. The increase in digital and MRI CAD revenue was offset partially by weak demand in the international market.
Revenue from iCAD’s film based products decreased 17.7% or $132,000, to $616,000 in the three month period ended September 30, 2011 from $748,000 in the three month period ended September 30, 2010. This decrease was primarily attributed to the decline in sales of our TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. The TotalLook MammoAdvantage product is typically sold as sites are preparing to transition to digital mammography. In addition, and as expected, the demand for film-based products and accessories continues to decline as the marketplace continues to transition to digital technologies.
Revenue from our Axxent Electronic Brachytherapy System, which we acquired in connection with the acquisition of Xoft in December 2010, was $1.3 million in the three month period ended September 30, 2011. Demand for the Axxent Electronic Brachytherapy System improved during the quarter, with sales in both the international and domestic markets. We believe that there is continued momentum for the Axxent Electronic Brachytherapy System driven primarily for its use in the intra-operative radiation therapy (“IORT”) market, particularly breast IORT.

Service and supply revenue increased 50.5% or $771,000 in the three month period ended September 30, 2011, to $2.3 million compared to $1.5 million in three months ended September 30, 2010. Service and supply revenue in the third quarter included approximately $400,000 related to the Axxent solution. Service and supply revenue relating to our digital CAD and TotalLookMammoAdvantge systems increased approximately 22% as our installed base transitions from warranty to service contracts and continues to grow. We expect service and supply revenue for both digital CAD and electronic brachytherapy products to increase as our installed base continues to transition from warranty to service contracts.
Nine months ended September 30:
Total revenue for the nine month period ended September 30, 2011 was $22.0 million compared with revenue of $18.2 million for the nine month period ended September 30, 2010, an increase of $3.8 million or 21.1%. The increase in revenue was due to revenue from the Axxent eBx System and an increase in service and supply revenue partially offset by an overall decrease in digital and MRI revenue and film-based revenue.

	Nine months ended September 30,
	2011	2010	Change	% Change
Digital & MRI revenue	$10,751	$11,468	$(717)	(6.2)%
Film based revenue	1,670	2,519	(849)	(33.7)%
Electronic brachytherapy	3,042	—	3,042	—
Service & supply revenue	6,579	4,217	2,362	56.0%

Total revenue	$22,042	$18,204	$3,838	21.1%

Our digital and MRI revenue for nine month period ended September 30, 2011 decreased $717,000 or 6.2%, to $10.8 million compared to revenue of $11.5 million in the nine month period ended September, 2010. This decrease was due primarily to lower demand for Full Field Digital Mammography (“FFDM”) systems and digital CAD technology during the second quarter of 2011, and continued weak demand in the international market, offset by improvements in the FFDM systems sales during the third quarter of 2011, as the market adoption for our multivendor solution has improved.. The year to date decrease in our revenue for digital products was offset by a year to date increase in our MRI CAD products, as revenues for this newer product have approximately doubled versus the nine month period in the prior year.
Revenue from iCAD’s film based products decreased 33.7% or $849,000, to $1.7 million in the nine month period ended September 30, 2011 compared to $2.5 million in the nine month period ended September 30, 2010. This decrease is primarily attributed to the softening demand for FFDM systems primarily due to current economic conditions and deferred hospital spending, as the majority of film-based revenue was derived from sales of our TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. The TotalLook MammoAdvantage product is typically sold as sites are preparing to transition to digital mammography. In addition, and as expected, the demand for film-based products and accessories continued to decline as the marketplace continues to transition to digital technologies.
Revenue from ourAxxent Electronic Brachytherapy System was $3.0 million in the nine month period ended September 30, 2011. Year to date revenues were impacted by the recall of the mini flexi shield, offset by increased sales in the IORT, veterinary and dermatology markets.

Service and supply revenue increased 56.0% or $2.4 million in the nine month period ended September 30, 2011, to $6.6 million compared to $4.2 million in the nine month period ended September 30, 2010. The service and supply revenue included approximately $1.2 million related to the Axxent Electronic Brachytherapy System which is not reflected in the year to date results for 2010. Service and supply revenue related to our digital CAD and TotalLookMammoAdvantge systems increased approximately 27% due primarily to the increase in our installed base of service contracts. We expect that service and supply revenue for both digital CAD and electronic brachytherapy products will continue to increase as our installed base continues to transition from warranty to service contracts.
Gross Margin:

	Three months ended Sept 30,
	2011	2010	Change	% Change
Products	$1,280	$545	$735	134.9%
Service & supply	650	586	64	10.9%
Amortization of acquired technology	233	—	233	100.0%

Total cost of revenue	$2,163	$1,131	$1,032	91.2%

Gross Margin	$5,889	$4,455	$1,434	32.2%

	Nine months ended Sept 30,
	2011	2010	Change	% Change
Products	$3,627	$1,770	$1,857	104.9%
Service & supply	2,191	1,791	400	22.3%
Amortization of acquired technology	700	—	700	100.0%

Total cost of revenue	$6,518	$3,561	$2,957	83.0%

Gross Margin	$15,524	$14,643	$881	6.0%
Gross margin for the three month period ended September 30, 2011 was $5.9 million or 69.4% as compared to $4.5 million or 79.8% in the three month period ended September 30, 2010. The decrease was primarily due to sales of our Axxent Electronic Brachytherapy System, which currently have significantly lower margins than our CAD products, and due partially to amortization of acquired technology. Gross margin for the nine month period ended September 30, 2011 was $15.5 million or 70.4% as compared to $14.6 million or 80.4% in the nine month period ended September 30, 2010. The decline in gross margin is primarily attributable to amortization of acquired technology, and increased costs related to the fixed cost of our manufacturing operation. We expect margins to improve as revenues increase and absorb the fixed manufacturing costs and amortization expense.

Operating Expenses:

	Three months ended Sept 30,				Nine months ended Sept 30,
Operating expenses:	2011	2010	Change	Change %	2011	2010	Change	Change %
Engineering and product development	$2,630	$1,715	$915	53%	$8,709	$4,796	$3,913	82%
Marketing and sales	3,108	2,347	761	32%	10,780	7,363	3,417	46%
General and administrative	2,147	1,805	342	19%	8,363	6,131	2,232	36%
Contingent Consideration	(3,800)	—	(3,800)	100%	(4,900)	—	(4,900)	100%
Impairment	26,750	—	26,750	100%	26,750	—	26,750	100%

Total operating expenses	$30,835	$5,867	$24,968	426%	$49,702	$18,290	$31,412	172%

Engineering and Product Development. Engineering and product development costs for the three month period ended September 30, 2011 increased by $915,000 or 53%, from $1.7 million in 2010 to $2.6 million in 2011. The increase in engineering and product development costs was primarily due to the increase in personnel and related expenses and consulting costs of approximately $969,000 as a result of our acquisition of Xoft offset by a decrease in personnel expenses. For the nine month period ended September 30, 2011 engineering and product development costs increased by $3.9 million or 82%, from $4.8 million in 2010 to $8.7 million in 2011. The increase in engineering and product development costs was primarily due to the increase in personnel and related expenses and consulting costs of approximately $2.8 million, as a result of our acquisition of Xoft, approximately $800,000 related to reader studies, and approximately $205,000 of costs related to the recall of our Axxent Flexishield.
Marketing and Sales. Marketing and sales expenses for the three month period ended September 30, 2011 increased by $761,000 or 32%, from $2.3 million in 2010 to $3.1 million in 2011. The increase in marketing and sales expense primarily resulted from personnel and related expenses and overhead expenses totaling approximately $1.3 million as a result of our acquisition of Xoft, offset by operating expense reductions related to cost saving initiatives implemented at the end of the second quarter of 2011. Marketing and sales expenses for the nine month period ended September 30, 2011 increased by $3.4 million or 46%, from $7.4 million in 2010 to $10.8 million in 2011. The increase in marketing and sales expense primarily resulted from personnel and related expenses and overhead expenses totaling approximately $3.9 million as a result of our acquisition of Xoft, offset by decreased labor and stock compensation expense during the third quarter of 2011.
General and Administrative. General and administrative expenses for the three month period ended September 30, 2011 increased by $342,000 or 19%, from $1.8 million in 2010 to $2.2 million in 2011. The increase in general and administrative expense is primarily due to legal expenses relating to our patent litigation and an increase cost of headcount of approximately $255,000 related to the Xoft acquisition which is reflected in general and administrative expense. General and administrative expenses for the nine month period ended September 30, 2011 increased by $2.2 million or 36%, from $6.1 million in 2010 to $8.4 million in 2011. The increase in general and administrative expense for the nine months is primarily due to legal expenses relating to our patent litigation and general and administrative cost of approximately $1.1 million related to the Xoft acquisition..
Contingent consideration. We recognized a gain of $3.8 million during the third quarter of 2011, and a gain of $4.9 million for the nine months ended September 30, 2011. As discussed in Note 6, the gains were the result of determining the fair value of the potential earn-out that is tied to the cumulative net revenue of Xoft products from January 1, 2011 through December 31, 2013. The fair value of the potential earn-out payments to the former Xoft shareholders will be evaluated each quarter. Any increases in the fair value of the contingent consideration would result in an operating expense charge in the statement of operations for the relevant quarter.

Goodwill. As discussed in Note 8, we recognized an estimated impairment charge of $26.8 million in the three month period ended September 30, 2011. The impairment charge is the result of determining the implied fair value of goodwill of our single reporting unit, which was less than the carrying value at September 30, 2011. As a result of the sustained decline in our stock price during the third quarter of 2011, we determined that there was a triggering event which caused us to perform an interim Step 1 analysis which resulted in the aforementioned impairment charge as a result of performing a Step 2 analysis in conjunction with our annual impairment assessment. Our annual impairment assessment date is October 1, 2011.
Interest (Expense)/Income. Net interest expense for the three month period ended September 30, 2011 was $37,000 compared to interest income of $19,000 in 2010, and expense of $99,000 in the nine months ended September 30, 2011 compared to interest income of $58,000 in the nine months ended September 30, 2010. Interest expense is due primarily to the interest related to the Hologic Royalty obligation, offset by interest income earned from our money market accounts.
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
As of September 30, 2011, the Company had current assets of $13.7 million, current liabilities of $12.6 million and working capital of $1.1 million. The ratio of current assets to current liabilities was 1.08:1.
Net cash used for operating activities for the nine month period ended September 30, 2011 was $9.5 million, compared to net cash provided by operating activities of $1.9 million for the nine month period ended September 30, 2010. The cash used for operating activities for the nine months ended September 30, 2011 resulted from the net loss of $34.3 million, increases in accounts receivable and accrued salaries totaling $3.0 million and a decrease in accounts payable of $93,000, which were partially offset by the decrease in inventory of $1.4 million and an increase in deferred revenue of $1.4 million, plus non-cash items including depreciation, amortization and loss on disposal of assets totaling $3.2 million and the non cash goodwill impairment charge of $26.8 million and the gain on contingent consideration of $4.9 million. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the nine month period ended September, 2011 was $1.5 million, which consisted of $1.3 million of cash paid for the acquisition of Xoft, additions to property and equipment of $233,000 offset by the disposal of patents, technology and other assets of $9,000 compared to the gain on the sale of the patent of $275,000, offset by additions to patents, technology and property and equipment which resulted in net cash provided for investing activities of $15,000 for the nine months ended September 30, 2010.
Net cash used for financing activities for the nine month period ended September 30, 2011 was $7,000 relating to taxes paid in connection with restricted stock issuances, compared to $70,000 relating to taxes paid in connection with restricted stock issuances for the same period in 2010.
Contractual Obligations
The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

	Payments due by period
		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	5+ years
Lease Obligations	$1,247	$782	$465	$—	$—
Royalty Obligation	$1,491	$241	$750	$500	$—
Other Commitments	$400	$400	$—	$—	$—

Total Contractual Obligations	$3,138	$1,423	$1,215	$500	$—

Recent Accounting Pronouncements
See Note 9 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2011, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages — specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct minor deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants.
It is alleged that each plaintiff Jane Doe was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were of the 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of the complaints, we are unable to evaluate the merits of the claims; however, based upon our preliminary analysis, we plan to vigorously defend the lawsuits. Accordingly, since the amount of the potential damages in the event of an adverse result is not reasonably estimable, no expense or purchase price adjustment has been recorded with respect to the contingent liability associated with this matter.
We acquired the Axxent Electronic Brachytherapy System and Axxent Flexishield Mini as part of our acquisition of Xoft in December 2010. Since the initial commercial sale of the Axxent Flexishield Mini in August 2009, this accessory has been sold on a very limited basis. The Company has developed the Axxent Radiation Shield — Rigid which is an optional radiation shielding accessory to the Axxent Electronic Brachytherapy System intended to protect tissue and/or organs from unwanted radiation. It is a rigid stainless steel pad placed over the area requiring shielding. It can be used on external patient surfaces, such as skin, as well as internally during Intraoperative Radiation Therapy (IORT). The Axxent Radiation Shield — Rigid was cleared by the FDA on July 22, 2011.

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
In addition to the matters discussed above, we are, from time to time, parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement and claims for indemnity arising in the course of our business. Such matters are subject to many uncertainties and outcomes are not predictable. We are unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

Item 1A.	Risk Factors
Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table represents information with respect to purchases of common stock made by the Company during the three months ended September 30, 2011:

			Total number of	Maximum dollar
			shares purchased	value of shares
			as part of	that may yet be
	Total number	Average	publicly	purchaed under
	of shares	price paid per	announced plans	the plans or
Month of purchase	purchased (1)	share	or programs	programs
July 1 — July 31, 2011	—	$—	$—	$—
August 1 — August 31, 2011	1,312	$0.76	$—	$—
September 1 — September 30, 2011	441	$0.65	$—	$—

Total	1,753	$0.73	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements**.

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

iCAD, Inc.
(Registrant)
Date: November 10, 2011	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date: November 10, 2011	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President of Finance and Chief Financial Officer, Treasurer