Form 10-Q
period 2012-03-31
ICAD INC
filed 2012-05-15
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of the close of business on May 10, 2012 there were 53,971,570 shares outstanding of the registrant's Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$14,965	$4,576
Trade accounts receivable, net of allowance for doubtful accounts of $54 in 2012 and 2011	4,440	4,003
Inventory, net	1,787	2,040
Prepaid expenses and other current assets	964	490

Total current assets	22,156	11,109

Property and equipment, net of accumulated depreciation and amortization of $3,383 in 2012 and $3,184 in 2011	1,621	1,884
Other assets	861	595
Intangible assets, net of accumulated amortization of $9,363 in 2012 and $8,840 in 2011	16,544	17,064
Goodwill	21,109	21,109

Total assets	$62,291	$51,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,180	$1,125
Accrued and other expenses	3,497	5,594
Interest payable	496	—
Warrant liability	400	—
Deferred revenue	5,590	5,765

Total current liabilities	11,163	12,484

Deferred revenue, long-term portion	1,363	1,446
Other long-term liabilities	1,579	1,776
Notes payable	14,188	—

Total liabilities	28,293	15,706

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 54,873,186 in 2012 and 54,754,510 in 2011;outstanding 53,944,031 in 2012 and 53,825,355 in 2011	549	547
Additional paid-in capital	164,200	163,995
Accumulated deficit	(129,336)	(127,072)
Treasury stock at cost 929,155 in 2012 and 2011	(1,415)	(1,415)

Total stockholders’ equity	33,998	36,055

Total liabilities and stockholders’ equity	$62,291	$51,761

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Products	$4,079	$5,215
Service and supplies	2,264	2,129

Total revenue	6,343	7,344

Cost of revenue:
Products	1,107	1,207
Service and supplies	577	772
Amortization of acquired intangibles	232	233

Total cost of revenue	1,916	2,212

Gross profit	4,427	5,132

Operating expenses:
Engineering and product development	2,212	2,776
Marketing and sales	2,646	3,727
General and administrative	1,618	2,804
Loss on indemnification asset	—	43

Total operating expenses	6,476	9,350

Loss from operations	(2,049)	(4,218)
Gain from change in fair value of warrant	599	—
Interest expense	(835)	(105)
Interest income	21	11

Net loss and comprehensive loss	$(2,264)	$(4,312)

Net loss per share:
Basic and diluted	$(0.04)	$(0.08)

Weighted average number of shares used in computing loss per share:
Basic and diluted	53,880	54,366

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2012	2011
	(in thousands)
Cash flow from operating activities:
Net loss	$(2,264)	$(4,312)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	241	295
Amortization	523	524
Gain from change in fair value of warrant	(599)	—
Loss on disposal of assets	51	6
Loss on indemnification asset	—	43
Stock-based compensation expense	215	268
Amortization of discount financing	227	—
Interest on settlement obligations	112	104
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(437)	(686)
Inventory	254	415
Prepaid and other current assets	(104)	(99)
Accounts payable	55	55
Accrued expenses	(1,909)	(822)
Deferred revenue	(258)	523

Total adjustments	(1,629)	626

Net cash used for operating activities	(3,893)	(3,686)

Cash flow from investing activities:
Additions to patents, technology and other	(3)	46
Additions to property and equipment	(31)	(82)

Net cash used for investing activities	(34)	(36)

Cash flow from financing activities:
Taxes paid related to restricted stock issuance	(9)	(26)
Payment for Xoft	—	(1,209)
Proceeds from debt financing, net	14,325	—

Net cash (used for) provided by financing activities	14,316	(1,235)

Increase (decrease) in cash and equivalents	10,389	(4,957)
Cash and equivalents, beginning of period	4,576	16,269

Cash and equivalents, end of period	$14,965	$11,312

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Taxes paid	$17	$52

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiary (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2012, the results of operations for the three month periods ended March 31, 2012 and 2011, and cash flows for the three month periods ended March 31, 2012 and 2011. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with accounting principles generally accepted in the United States of America “US GAAP” has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2011 filed with the SEC on March 9, 2012. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

Subsequent Events

We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued.

Retrospective Accounting Adjustments

Quarterly results for the first quarter of 2011 do not agree with the Company’s Form 10-Q as filed for that period, due to retrospective measurement period adjustments related to the Xoft, Inc. (“Xoft”) acquisition and, specifically the settlement of litigation with Carl Zeiss, Meditec, Inc and Carl Zeiss Surgical, GmbH. (collectively referred to as “Zeiss”), as described in Note 4. The impact of the retrospective adjustments increased net loss by $111,000 for the quarter ended March 31, 2011. The adjustment was due to a loss of approximately $43,000, related to the indemnification asset, and $68,000, related to the accretion of the settlement obligation.

Revenue Recognition

The Company recognizes revenue primarily from the sale of products and from the sale of services and supplies. Revenue is recognized when delivery has occurred, persuasive evidence of an arrangement exists, fees are fixed or determinable and collectability is probable. For product revenue, delivery has occurred upon shipment provided title and risk of loss has passed to the customer. Services and supplies revenue are considered to be delivered as the services are performed or over the estimated life of the supply agreement.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

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

Comprehensive Loss

The Company implemented ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income as of January 1, 2012. As required, comprehensive loss has been reported on the Condensed Consolidated Financial Statements, however as there are no additional elements of comprehensive loss to report, net loss equals comprehensive loss.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

Note 2—Net Loss per Common Share

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

A summary of the Company’s calculation of loss per share is as follows:

	Three Months Ended March 31,
	2012	2011
Net loss	$(2,264)	$(4,312)

Basic shares used in the calculation of net loss per share	53,880	54,366
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of net loss per share	53,880	54,366

Net loss per share—basic	$(0.04)	$(0.08)

Net loss per share—diluted	$(0.04)	$(0.08)

As of March 31, 2012 and 2011, there were 8.5 million and 5.2 million shares of the Company’s common stock, respectively, issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive.

Note 3 – Long Term Debt

On December 29, 2011, the Company entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (“Deerfield”), pursuant to which Deerfield agreed to provide $15 million in funding to the Company. Pursuant to the terms of a Facility Agreement, dated as of December 29, 2011 (the “Facility Agreement”), on January 6, 2012 (the “Funding Date”), the Company issued to Deerfield promissory notes in the aggregate principal amount of $15 million (the “Notes”). Under a Revenue Purchase Agreement, dated as of December 29, 2011 (the “Revenue Purchase Agreement”), the Company agreed to pay Deerfield a portion of the Company’s revenues until the maturity date of the Notes, whether or not the Notes are outstanding through that date. On the Funding Date, the Company issued to Deerfield (i) six-year warrants to purchase up to 2,250,000 shares of common stock at an exercise price of $0.70 per share (the “Warrants”) and (ii) a second Warrant (the “B Warrant”) to purchase an additional 500,000 shares of common stock at an exercise price of $0.70 per share, which may become exercisable if certain conditions are met, as described in the Warrants. Collectively, these transactions are referred to as the “Transactions.” On the Funding Date, the Company received net proceeds of $14,325,000 from the Transactions, representing $15,000,000 of gross proceeds, less a $225,000 facility fee and a $450,000 finder’s fee before deducting other expenses of the Transactions.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

The Company has determined that the Facility Agreement will be accounted for as debt pursuant to Accounting Standards Codification 470, Debt ("ASC 470"). The Facility Agreement had an original issue discount of approximately $4.1 million and an additional value allocated to the warrants of approximately $1.0 million. The discount is being accreted to the $15.0 million face value of the Note on the effective interest method with an effective interest rate of 17.35% based on the discount of approximately $5.1 million.

The original issue discount of approximately $4.1 million was assigned to the Revenue Purchase Agreement. Under this agreement the Company is obligated to pay 4.25% of revenues up to $25 million, 2.75% of annual revenues from $25 million to $50 million during 2012, 2013 and 2014, and 2.25% during 2015, 2016 and if the agreement is extended, in 2017, and 1.0% of annual revenues in excess of $50 million. The proceeds of the Revenue Purchase Agreement will be capitalized as debt in accordance with ASC 470-10-25 “Sales of Future Revenues or Various Other Measures of Income”. The Company has estimated the cash flows associated with the Revenue Purchase Agreement and is amortizing the discount to interest expense over the expected term of the agreement at an effective interest rate of approximately 24.8%.

The overall effective rate of the financing arrangement is approximately 19%.

The Company determined the Warrants should be classified as debt in accordance with ASC 480 “Distinguishing Liabilities from Equity”, as the Warrants contain a feature whereby the Company could be required to redeem the Warrants for cash upon the occurrence of a Major Transaction, as defined in the Warrants. The value of the Warrants was determined using a binomial lattice model as the provisions in the warrant could not be valued using the Black-Scholes model. The Warrant will be valued at fair value on a quarterly basis with changes in fair value recorded in the consolidated statement of operations (see Note 7).

The Company has determined that the B Warrants do not have any value as of the funding date, as the B Warrants are exercisable upon the Company’s election to extend the agreement. The Company does not plan to extend the agreement at this time. If the Company determines it will extend the agreement, the value of the “B Warrants” will be determined using the binomial lattice model at such time.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

The following amounts are included in the consolidated balance sheet as of March 31, 2012 related to the agreements:

Principal Amount of Facility Agreement	$15,000
Unamortized discount	(4,893)

Carrying amount of Facility Agreement	10,107

Revenue Purchase Agreement	4,081

Notes payable total	$14,188

The following amounts comprise interest expense included in our consolidated income statement for the three months ended March 31, 2012:

Cash interest expense	$496
Non-cash amortization of debt discount	187
Amortization of debt costs	40
Amortization of settlement obligations	112

Total interest expense	$835

Cash interest expense represents the amount of interest expected to be paid in cash under the agreements, which represents the interest of 5.75% on the Facility Agreement and the expected cash payments on the Revenue Purchase Agreement for the period. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs represents the costs incurred with the financing, which is primarily the facility fee and the finders fee, which was capitalized in accordance with ASC 835-20 “Capitalization of Interest” and will be expensed on the effective interest method based on the effective interest rate in the Facility Agreement in accordance with ASC 835-30-35-2 “Imputation of Interest, the Interest Method”. The amortization of the settlement obligations represent the interest associated with the settlement agreements for both Zeiss and Hologic, Inc.(“Hologic”).

Note 4—Acquisition of Xoft

In December 2010, the Company completed its acquisition of Xoft, Inc,. Xoft designs, develops, manufactures, markets and sells electronic brachytherapy (eBx) products for the treatment of breast and other cancers, used in a broad range of clinical settings. The acquisition was made pursuant to an Agreement and Plan of Merger dated December 15, 2010, by and between XAC, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), Xoft and Jeffrey Bird as the representative of the stockholders of Xoft (“Merger Agreement”). Upon the closing, Xoft was merged with and into the Merger Sub with the Merger Sub surviving the merger (the “Merger”).

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

The Company deemed the 8,348,501 shares of common stock issuable to the former stockholders of Xoft, Inc pursuant to the Merger Agreement to be issued and outstanding as of December 31, 2010 for accounting purposes, although none of these shares were issued by the Company’s transfer agent until 2011.

Under the Merger Agreement, there is an additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products over the three years from the closing, payable at the end of that period. The threshold for earn-out consideration begins at $50,000,000 of cumulative revenue of “Xoft Products” (as defined in the Merger Agreement) over the three year period immediately following the closing. The “targeted” earn-out consideration of $20,000,000 will occur at $76,000,000 of cumulative revenue of Xoft Products and the maximum earn-out consideration of $40,000,000 would be achieved at $104,000,000 of cumulative revenue of Xoft Products over the three year period. The Company evaluates the value of the contingent consideration on a quarterly basis. At March 31, 2012, the Company has determined the thresholds are unlikely to be met and as a result no liability has been recorded for the contingent consideration.

At closing, 10% of the cash amount and 10% of the amount of the Company’s common stock comprising the merger consideration was placed in escrow. The escrow was to remain for a period of fifteen months following the closing of the Merger to secure post-closing indemnification obligations of Xoft stockholders.

On December 22, 2011, the Company agreed to settle an outstanding litigation with Zeiss, which was partially indemnified under the Merger Agreement.

In connection with the settlement, the Company determined the settlement was a measurement period adjustment and recorded, retrospectively, approximately $1.6 million as the fair value of the settlement liability, an indemnification asset of approximately $1.3 million to reflect the value of the escrow shares and cash as of the date of acquisition, and approximately $0.3 million of additional goodwill as of December 31, 2010. The fair value of the indemnification asset was recorded based on the value of the underlying stock at the date of acquisition. Subsequent changes in the value of the stock and the fair value of the indemnification asset were recorded as a loss on the asset of approximately $43,000 in the consolidated statement of operations for the quarter ended March 31, 2011. The indemnification asset was extinguished upon recovery of the cash and escrow shares on December 23, 2011, and the escrow shares were recorded to treasury stock.

The purchase price of $17.8 million, which includes $12.9 million of merger consideration and $4.9 million of contingent consideration, has been allocated to net assets acquired based upon the estimated fair value of those assets.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

The following is a summary of the allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the amortizable lives of the intangible assets (amounts in thousands):

	Amount	Estimated Amortizable Life
Current assets	$5,313
Property and equipment	1,951	3 –7 Years
Identifiable intangible assets	13,700	15 Years
Patent license	100	6 Years
Other assets	643
Goodwill	4,422
Current liabilities	(5,196)
Long-term liabilities	(3,154)

Purchase price	$17,779

The goodwill of $4.4 million is not deductible for income tax purposes.

Note 5—Stock-Based Compensation

The Company follows the guidance in FASB ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

In accordance with ASC 718, the Company recorded $215,000 of stock-based compensation expense for the three months ended March 31, 2012, and $268,000 of stock based compensation expense in the three months ended March 31, 2011.

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended March 31,
	2012	2011
Average risk-free interest rate	1.75%	3.18%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	68.5% to 68.8%	68.4% to 69.2%
Weighted average exercise price	$0.58	$1.33
Weighted average fair value	$0.29	$0.63

As of March 31, 2012, there was approximately $1,588,000 of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 1.30 years.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

The Company’s aggregate intrinsic value of options outstanding at March 31, 2012 was $0. The aggregate intrinsic value of restricted stock outstanding at March 31, 2012, was approximately $202,000. The Company’s aggregate intrinsic value of options outstanding at March 31, 2011 was approximately $220,000. The aggregate intrinsic value of restricted stock outstanding at March 31, 2011, was approximately $933,000.

Note 6—Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of March 31, 2012.

Settlement Obligations

In connection with the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately six years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $841,000. The Company recorded interest expense of approximately $35,000 and $37,000 in the quarters ended March 31, 2012 and 2011 respectively, related to this obligation.

On December 22, 2011, the Company agreed to a settlement related to the litigation with Zeiss. The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation to the opening balance sheet of Xoft. The present value of the liability was estimated at approximately $1.6 million and $1.8 million as of December 31, 2010 and 2011, respectively. The Company is obligated to pay $1.0 million in payments throughout 2012, and an additional $0.5 million in June 2013, $0.5 million in June 2015 and $0.5 million in June 2017, for a total of $2.5 million. As of March 31, 2012, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $1.7 million. The Company recorded interest expense of approximately $77,000 and $68,000 in the quarters ended March 31, 2012 and 2011, respectively related to this obligation.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

On September 28, 2011, Yeda Research and Development Company, Ltd. (“Yeda”) commenced an action against the Company in the United States District Court for the Southern District of New York. Yeda alleges that iCAD is utilizing certain patents owned by Yeda without a license agreement. Yeda seeks declaratory judgment from the court that it is the owner of the patents and seeks monetary relief from iCAD for alleged patent infringement. We received the complaint on March 22, 2012 and our answer is due on May 14, 2012.

Note 7—Fair Value Measurements

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and certain accrued liabilities and our notes payable. The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of our notes payable approximates fair value due to the proximity of the funding date.

The Company’s assets that are measured at fair value on a recurring basis relate to the Company’s money market accounts and an indemnification asset resulting from the acquisition of Xoft completed on December 30, 2010. The Company’s liabilities that are measured at fair value on a recurring basis relate to contingent consideration resulting from the acquisition of Xoft.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

The Company’s money market funds are included in cash and cash equivalents in the accompanying balance sheet, and are considered a level 1 investment as they are valued at quoted market prices in active markets. The fair value measurement for the indemnification asset is based on the value of the underlying iCAD stock and the cash that had been held in escrow. The fair value of this asset is considered a level 1 input as the stock price is a quoted price in an active market. The indemnification asset was recorded as a retrospective measurement period adjustment, as a result of the settlement of the litigation with Zeiss.

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2011

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$4,452	$—	$—	$4,452
Indemnification asset	—	—	—	—

Total Assets	$4,452	$—	$—	$4,452

Liabilities
Contingent Consideration	$—	$—	$—	$—

Fair value measurements using: (000’s) as of March 31, 2012

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$14,461	$—	$—	$14,461

Total Assets	$14,461	$—	$—	$14,461

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrant Liability	—	—	400	400

Total Liabilities	$—	$—	$400	$400

The fair value of contingent consideration was determined to be $0 at December 31, 2011 and March 31, 2012, as the Company does not expect to meet the revenue thresholds as described in Note 4.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

As discussed in Note 3, the Company 2,250,000 warrants were immediately exercisable and therefore were valued as of the funding date. The warrant liability for the warrants associated with the debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of January 6, 2012 (the Funding Date) and March 31, 2012.

	January 6, 2012	March 31, 2012
Warrants
Exercise price	$0.70	$0.70
Volatility	80.4%	48.0%
Equivalent term (years)	6.00	5.77
Risk-free interest rate	1.4%	1.5%

The volatility was determined based on the definition in the Warrants, the risk-free interest rate was determined using the six year LIBOR rate as of the measurement date.

In addition the other significant assumptions include the probability of voluntary exercise versus. a Major Transaction (as defined in the Warrant); and assuming a Major Transaction, the probability of Cashless Major Exercise; and assuming a Cashless Major Exercise, the annual probabilities for a Major Transaction. The Company has estimated a low probability of these items for the quarter ended March 31, 2012.

The following sets forth a reconciliation of the changes in the fair value of warrants payable during the period:

Three months ended March 31, 2012
Balance as of December 31, 2011	$0
Warrant issuance	$999
Fair value adjustment	(599)

Balance as of March 31, 2012	$400

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not consider any assets to be impaired during the three months ended March 31, 2012.

Note 8—Income Taxes

At March 31, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2012. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed. The Company is not under examination by any other federal or state jurisdiction for any tax years.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

Note 9—Goodwill

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

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

On December 22, 2011, the Company agreed to a settlement related to the litigation with Zeiss (see Note 2). The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation, retrospectively to the opening balance sheet of Xoft. As a result, goodwill increased from approximately $45.7 million to $46.0 million as of December 31, 2010.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

During the quarter ended, September 30, 2011, the Company recorded an impairment loss of approximately $26.8 million. However, as a result of recording a measurement period adjustment, the fair value of goodwill was reevaluated. The Step 2 test resulted in determining the fair value of goodwill of $21.1 million which resulted in an additional impairment loss of $78,000.

Additional, purchase accounting adjustments, considered to be measurement period adjustments, were recorded in the six months subsequent to the acquisition of Xoft and consisted primarily of a $1.5 million decrease of the acquired patent asset, a decrease of $500,000 in the acquired technology asset, a decrease in the fair value estimate of the royalty obligation of $200,000 and a decrease of $100,000 related to contingent consideration and an increase of approximately $300,000 related to unrecorded liabilities. These measurement period adjustments had no effect on the Company’s operations and results and had an immaterial effect on the December 31, 2010 balance sheet. Accordingly, the adjustments were recorded during 2011, and were considered in the impairment analysis during the third quarter of 2011.

The carrying amount of goodwill for the quarter ended March 31, 2012 was approximately $21.1 million.

The Company performed the annual step one fair value comparison as of October 1, 2011. At October 1, 2011, the Company’s market capitalization with a reasonable control premium was less than the carrying value of goodwill. However, the Company completed a goodwill impairment analysis as of September 30, 2011, and concluded that the October 1, 2011 step one fair value comparison was consistent with the results on September 30, 2011, and therefore no additional analysis was necessary. At March 31, 2012 the Company’s market capitalization (or market capitalization with a reasonable control premium) exceeded its carrying value.

Note 10—Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards" (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the financial statements.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012

In June 2011, the FASB issued Accounting Standards Update ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income (“ASU 2011-05”) and in December 2011, the FASB issued ASU 2011-12, (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The guidance in ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2001-12 indefinitely deferred the effective date for the requirement to present the reclassification of items from comprehensive income on the face of the financial statements. Both standards require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted the revised accounting standards effective January 1, 2012. The adoption had no impact on the Company's financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The adoption did not have a material impact on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales and expense levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, regulatory changes and requirements applicable to our products, product market acceptance, possible technological obsolescence of products, increased competition, integration of the acquired businesses, the impact of litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should” “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis and workflow solutions that enable radiologists and other healthcare professionals to better serve patients by identifying pathologies and pinpointing cancer earlier. iCAD offers a comprehensive range of high-performance, expandable Computer-Aided Detection (CAD) systems and workflow solutions for mammography (film-based, digital radiography (DR) and computed radiography (CR), Magnetic Resonance Imaging (MRI), and Computed Tomography (CT)). iCAD’s solutions aid in the early detection of the most prevalent cancers including breast, prostate and colon cancer. Early detection of cancer is the key to better prognosis, less invasive and lower treatment costs, and higher survival rates. Performed as an adjunct to mammography screening, CAD has quickly become the standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Computer-enhanced breast and prostate MRI analysis streamlines case interpretation workflow and generates more robust information for more effective patient treatment. CAD for mammography screening is also reimbursable in the U.S. under federal and most third-party insurance programs. Since receiving approval from the FDA for the Company’s first breast cancer detection product in January 2002, over 4,000 of iCAD’s CAD systems have been placed in mammography practices worldwide. iCAD is the only stand-alone company offering CAD solutions for the early detection of breast cancer.

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

The acquisition of Xoft Inc. (“Xoft”), in December 2010, brought an isotope-free cancer treatment platform technology to the Company’s product line. Xoft designs, develops, manufactures, markets and sells electronic brachytherapy (eBx) products for the treatment of breast and other cancers, used in a broad range of clinical settings. The portable Axxent System which delivers electronically controlled radiation therapy directly to cancer sites with minimal radiation exposure to surrounding healthy tissue is FDA-cleared. Electronic Brachytherapy (eBx™) is a type of brachytherapy that utilizes a miniaturized high dose rate X-ray source to apply radiation directly to the cancerous site. The goal is to direct the radiation dose to the size and shape of the cancerous area, sparing healthy tissue and organs. The Xoft technology delivers similar clinical dose rates to traditional radio-active systems. Electronic Brachytherapy can be delivered during an operative procedure and may be used as a primary or secondary modality over a course of days. This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and offer advanced treatments such as Intra-Operative Radiation Therapy (IORT). Current customers for the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices and cancer care clinics.

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts, a research and development facility in Ohio and, with its acquisition of Xoft, an operation, research, development, manufacturing and warehousing facility in Sunnyvale, California.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a comprehensive list of the Company’s critical accounting policies, reference should be made to the Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 9, 2012.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenue:

Three months ended March 31:

Total revenue for the three month period ended March 31, 2012 was $6.3 million compared with revenue of $7.3 million for the three month period ended March 31, 2011, an decrease of $1.0 million or 13.6%. The decrease in revenue was primarily due to a reduction in digital, MRI and film based revenues offset by increases from the electronic brachytherapy products and increases in service and supply revenue.

	Three months ended March 31,
	2012	2011	Change	% Change
Digital & MRI revenue	$2,190	$3,763	$(1,573)	(41.8)%
Film based revenue	427	517	(90)	(17.4)%
Electronic Brachytherapy	1,462	935	527	56.4%
Service & supply revenue	2,264	2,129	135	6.3%

Total revenue	$6,343	$7,344	$(1,001)	(13.6)%

Our digital and MRI CAD revenue for three month period ended March 31, 2012 decreased $1.6 million or 41.8%, to $2.2 million compared to revenue of $3.8 million in the three month period ended March 31, 2011. This decrease was due primarily to a decrease in market share by our customers which led to decreased demand for our systems.

Revenue from iCAD’s film based products decreased 17.4% or $90,000, to $427,000 in the three month period ended March 31, 2012 from $517,000 in the three month period ended March 31, 2011. This decrease was primarily attributed to the decline in sales of our TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. The TotalLook MammoAdvantage product is typically sold as sites are preparing to transition to digital mammography. In addition, and as expected, the demand for film-based products and accessories continues to decline as the marketplace continues to transition to digital technologies.

Revenue from our Axxent Electronic Brachytherapy System and accessories, was $1.5 million in the three month period ended March 31, 2012 an increase of 56.4% from $935,000 for the three month period ended March 31, 2011. Demand for the Axxent Electronic Brachytherapy System improved during the quarter, with sales increases for the controllers as well as the related accessories. We believe that there is continued momentum for the Axxent Electronic Brachytherapy System driven primarily for its use in the intra-operative radiation therapy (“IORT”) market, particularly breast IORT.

Service and supply revenue increased 6.3% or $135,000 in the three month period ended March 31, 2012, to $2.3 million compared to $2.1 million in three months ended March 31, 2011. Service and supply revenue relating to our digital CAD and TotalLookMammoAdvantage systems was approximately $1.7 million for the three month period ended March 31, 2012 and remained flat as compared to the three months ended March 31, 2011. Service and supply revenue in the first quarter of 2012 included approximately $542,000 related to the Axxent Electronic Brachytherapy products, which represented an increase of $151,000 or 38.6% as compared to $391,000 in the three months ended March 31, 2011. Service and supply revenue related to our Electronic Brachytherapy products increased primarily due to increases in service agreements related to sales of the Electronic Brachytherapy system. We expect service and supply revenue for our Electronic Brachytherapy products to increase as our installed base increases.

Gross Margin:

	Three months ended March 31,
	2012	2011	Change	% Change
Products	$1,107	$1,207	$(100)	(8.3)%
Service & supply	577	772	(195)	(25.3)%
Amortization of acquired technology	232	233	(1)	(0.4)%

Total cost of revenue	$1,916	$2,212	$(296)	(13.4)%

Gross Margin	$4,427	$5,132	$(705)	(13.7)%

Gross margin for the three month period ended March 31, 2012 was $4.4 million or 69.8% of revenue as compared to $5.1 million or 69.9% of revenue in the three month period ended March 31, 2011. Gross margin percent remained flat despite the decrease in revenue, due to ongoing expense reductions. Gross margin percent is impacted by amortization of acquired technology, and costs related to the fixed cost of our manufacturing operation. We expect the gross margin percent to improve as revenues increase and absorb the fixed manufacturing costs and amortization expense.

Operating Expenses:

	Three months ended March 31,
	2012	2011	Change	Change %
Operating expenses:
Engineering and product development	$2,212	$2,776	$(564)	(20.3)%
Marketing and sales	2,646	3,727	(1,081)	(29.0)%
General and administrative	1,618	2,804	(1,186)	(42.3)%
Loss on indemnification asset	—	43	(43)	(100.0)%

Total operating expenses	$6,476	$9,350	$(2,874)	(30.7)%

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2012 decreased by $564,000 or 20.3%, from $2.8 million in 2011 to $2.2 million in 2012. The decrease in engineering and product development costs was primarily due to the decrease in personnel and related expenses and consulting costs, as a result of cost saving measures implemented during the second quarter of 2011.

Marketing and Sales. Marketing and sales expenses decreased by $1.1 million or 29%, from $3.7 million in the three month period ended March 31, 2011 to $2.6 million in three month period ended March 31, 2012. The decrease in marketing and sales expenses primarily resulted from reductions in personnel and related expenses and overhead expenses due to operating expense reductions related to cost saving initiatives implemented at the end of the second quarter of 2011.

General and Administrative. General and administrative expenses decreased by $1.2 million or 42.3%, from $2.8 million in the three month period ended March 31, 2011 to $1.6 million in for the three month period ended March 31, 2012. The decrease in general and administrative expense is primarily due to reductions in personnel costs related to the cost saving initiatives implemented during the second quarter of 2011, legal expenses related to on-going patent litigation that was settled in December 2011, and transaction related costs incurred during the first quarter of 2011 due to the acquisition of Xoft, that did not occur in the first quarter of 2012.

Other Income and Expense:

	Three months ended March 31,
	2012	2011	Change	Change %
Gain from change in fair value of Warrant	$599	$—	599	—
Interest expense	(835)	(105)	(730)	695.2%
Interest income	21	11	10	90.9%

	$(215)	$(94)	$(121)	128.7%

Gain from change in fair value of Warrant. The gain from change in fair value of the Warrants resulted from a reduction in the fair value of the Warrants under the binomial lattice based valuation methodology, due primarily to the decline in our stock price between the date of issuance and March 31, 2012.

Interest (Expense)/Income. Interest expense increased by $730,000 or 695% for the three month period ended March 31, 2012 as compared to interest expense of $105,000 in the three month period ended March 31, 2011. Interest expense is due primarily to $723,000 of interest expense related to the financing obligation incurred in January 2012. Interest related to the Hologic and Zeiss settlement obligations was $112,000 as compared to $105,000 in the first quarter of 2011. Interest income reflects income earned from our money market accounts which increased in 2012.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand and projected cash generation from operations. Our ability to generate cash adequate to meet our future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, we may require additional financing, although there are no guarantees that we will be able to obtain the financing if necessary, on acceptable terms or at all.

As of March 31, 2012, the Company had cash and equivalents of $15.0 million, current assets of $22.2 million, current liabilities of $11.2 million and working capital of $11.0 million. The ratio of current assets to current liabilities was 1.98:1.

On December 29, 2011, we entered into several agreements with entities affiliated with Deerfield pursuant to which Deerfield agreed to provide $15 million in funding to the Company. Pursuant to the terms of the Facility Agreement, on the Funding Date we issued to Deerfield Notes in the aggregate principal amount of $15 million. Under the Revenue Purchase Agreement, we agreed to pay Deerfield a portion of our revenues until the maturity date of the Notes, whether or not the Notes are outstanding through that date. On the Funding Date, we issued to Deerfield, Warrants at an exercise price of $0.70 per share and a second B Warrant (to purchase an additional 500,000 shares of common stock at an exercise price of $0.70 per share, which may become exercisable if certain conditions are met, as described in the Warrant Agreement. We are obligated to pay interest at 5.75% on the balance of the Notes that are outstanding, which is approximately $216,000 per quarter until the fourth quarter of 2014. In 2015, interest is approximately $162,000 and in 2016, interest is approximately $108,000, with the final payment of $7.5 million on the Notes balance due in January 2017 (unless we elect to extend). We are also required to pay a minimum commitment of $125,000 per quarter under the Revenue Purchase Agreement, however this minimum is met at approximately $2.9 million of revenue per quarter. We expect to exceed the minimum revenue thresholds, on a quarterly basis.

Net cash used for operating activities for the three month period ended March 31, 2012 was $3.9 million, compared to net cash used for operating activities of $3.7 million for the three month period ended March 31, 2011. The cash used for operating activities for the three months ended March 31, 2012 resulted primarily from a reduction in accrued expenses of approximately $2.3 million and net loss of $2.3 million offset by adjustments to net income of approximately $1.3 million. We expect that cash used or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the three month period ended March 31, 2012 was $34,000 as compared $36,000 for the three month period ended March 31, 2011. Cash used for investing activities consisted primarily of additions to property and equipment.

Net cash provided by financing activities for the three month period ended March 31, 2012 was $14.3 million, which consisted of cash received in connection with the financing. Cash used for financing activities in the three months ended March 31, 2011 consisted primarily of cash paid related to the acquisition of Xoft.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Lease Obligations	$1,779	$999	$627	$153	$—

Settlement Obligations	3,500	1,000	1,750	750	—

Notes Payable	21,166	1,363	6,475	13,328	—

Other Commitments	800	800	—	—	—

Total Contractual Obligations	$27,245	$4,162	$8,852	$14,231	$—

Settlement obligations represent the minimum payments attributable to the obligations related to Zeiss and Hologic.

In addition to the contractual obligations related to the interest payments from the Notes, the Company is obligated under the revenue purchase agreement discussed in Note 3 of the accompanying financial statements, to pay 4.25% of revenues up to $25 million, either 2.75% or 2.25% of annual revenues from $25 million to $50 million and 1.0% of annual revenues in excess of $50 million. Included in the above amounts are the minimum annual payments under the revenue purchase agreement of $125,000 per quarter payable in arrears. The Company is unable to estimate the variable contractual payments related to the Revenue Purchase Agreement, and accordingly only the minimum annual payments have been included.

Recent Accounting Pronouncements

See Note 10 to the Condensed Consolidated Financial Statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2012, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (”Exchange Act”)) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2012, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

On September 28, 2011, Yeda Research and Development Company, Ltd. (“Yeda”) commenced an action against the Company in the United States District Court for the Southern District of New York. Yeda alleges that iCAD is utilizing certain patents owned by Yeda without a license agreement. Yeda seeks declaratory judgment from the court that it is the owner of the patents and seeks monetary relief from iCAD for alleged patent infringement. We received the complaint on March 22, 2012 and our answer is due on May 14, 2012.

Item 1A. Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the three months ended March 31, 2012:

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchaed under the plans or programs
January 1—January 31, 2012	7,678	$0.65	$—	$—
February 1—February 29, 2012	—	$—	$—	$—
March 1—March 31, 2012	7,925	$0.51	$—	$—
Total	15,603	$0.58	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:May 15, 2012	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer,
Director

Date:May 15, 2012	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President of Finance
and Chief Financial Officer, Treasurer