Form 10-Q
period 2012-06-30
ICAD INC
filed 2012-08-08
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of the close of business on August 6, 2012 there were 54,038,237 shares outstanding of the registrant's Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$14,262	$4,576
Trade accounts receivable, net of allowance for doubtful accounts of $50 in 2012 and $54 in 2011	3,334	4,003
Inventory, net	1,961	2,040
Prepaid expenses and other current assets	862	490

Total current assets	20,419	11,109

Property and equipment, net of accumulated depreciation and amortization of $3,612 in 2012 and $3,184 in 2011	1,626	1,884
Other assets	815	595
Intangible assets, net of accumulated amortization of $9,886 in 2012 and $8,840 in 2011	16,021	17,064
Goodwill	21,109	21,109

Total assets	$59,990	$51,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,393	$1,125
Accrued and other expenses	3,644	5,594
Interest payable	468	—
Warrant liability	613	—
Deferred revenue	5,686	5,765

Total current liabilities	11,804	12,484

Deferred revenue, long-term portion	1,302	1,446
Other long-term liabilities	1,183	1,776
Notes payable	14,417	—

Total liabilities	28,706	15,706

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 54,900,725 in 2012 and 54,754,510 in 2011; outstanding 53,971,570 in 2012 and 53,825,355 in 2011	549	547
Additional paid-in capital	164,429	163,995
Accumulated deficit	(132,279)	(127,072)
Treasury stock at cost 929,155 in 2012 and 2011	(1,415)	(1,415)

Total stockholders’ equity	31,284	36,055

Total liabilities and stockholders’ equity	$59,990	$51,761

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Products	$3,575	$4,494	$7,654	$9,709
Service and supplies	2,356	2,152	4,620	4,281

Total revenue	5,931	6,646	12,274	13,990
Cost of revenue:
Products	969	1,140	2,076	2,347
Service and supplies	560	769	1,137	1,541
Amortization of acquired intangibles	233	233	465	466

Total cost of revenue	1,762	2,142	3,678	4,354

Gross profit	4,169	4,504	8,596	9,636

Operating expenses:
Engineering and product development	1,975	3,304	4,187	6,080
Marketing and sales	2,488	3,945	5,134	7,672
General and administrative	1,618	3,413	3,236	6,217
Contingent consideration	—	(1,100)	—	(1,100)
Loss on indemnification asset	—	250	—	293

Total operating expenses	6,081	9,811	12,557	19,161

Loss from operations	(1,912)	(5,307)	(3,961)	(9,525)
Gain (loss) from change in fair value of warrant	(213)	—	386	—
Interest expense	(831)	(111)	(1,666)	(216)
Interest income	13	7	34	18

Net loss and comprehensive loss	$(2,943)	$(5,411)	$(5,207)	$(9,723)

Net loss per share:
Basic and diluted	$(0.05)	$(0.10)	$(0.10)	$(0.18)

Weighted average number of shares used in computing loss per share:
Basic and diluted	53,968	54,550	53,924	54,459

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2012	2011
	(in thousands)
Cash flow from operating activities:
Net loss	$(5,207)	$(9,723)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	466	546
Amortization	1,046	1,047
Gain from change in fair value of warrant	(386)	—
Loss on disposal of assets	67	64
Loss on indemnification asset	—	293
Stock-based compensation expense	448	584
Amortization of discount financing	456	—
Interest on settlement obligations	216	215
Fair value of contingent consideration	—	(1,100)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	669	(638)
Inventory	80	1,109
Prepaid and other current assets	43	(6)
Accounts payable	268	(145)
Accrued expenses	(2,291)	(148)
Deferred revenue	(223)	774

Total adjustments	859	2,595

Net cash used for operating activities	(4,348)	(7,128)

Cash flow from investing activities:
Additions to patents, technology and other	(3)	—
Additions to property and equipment	(275)	(191)

Net cash used for investing activities	(278)	(191)

Cash flow from financing activities:
Taxes paid related to restricted stock issuance	(13)	(5)
Payment for Xoft	—	(1,268)
Proceeds from debt financing, net	14,325	—

Net cash provided by (used for) financing activities	14,312	(1,273)

Increase (decrease) in cash and equivalents	9,686	(8,592)
Cash and cash equivalents, beginning of period	4,576	16,269

Cash and cash equivalents, end of period	$14,262	$7,677

Supplemental disclosure of cash flow information:
Interest paid	$485	$—

Taxes paid	$17	$52

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiary (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2012, the results of operations for the three and six month periods ended June 30, 2012 and 2011, and cash flows for the six month periods ended June 30, 2012 and 2011. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with accounting principles generally accepted in the United States of America “US GAAP” has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 9, 2012. The results for the three and six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or any future period.

Subsequent Events

We evaluated all subsequent events that occurred after the balance sheet date through the date and time our financial statements were issued.

Retrospective Accounting Adjustments

Quarterly results for the three and six months ended June 30, 2011 do not agree with the Company’s Form 10-Q as filed for those periods, due to retrospective measurement period adjustments related to the Xoft, Inc. (“Xoft”) acquisition and, specifically the settlement of litigation with Carl Zeiss, Meditec, Inc and Carl Zeiss Surgical, GmbH. (collectively referred to as “Zeiss”), as described in Note 4. The impact of the retrospective adjustments increased net loss by $318,000 and $429,000 for the three and six months ended June 30, 2011, respectively. The adjustment was due to a loss of approximately $250,000 and $293,000, related to the indemnification asset, and $68,000, and $136,000 related to the accretion of the settlement obligation in the three and six months ended June 30, 2011.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

The Company recognizes revenue from the sale of its digital, film-based CAD and electronic brachytherapy products and services in accordance with ASC Update No.. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASC Update No. 2009-14, “Certain Arrangements That Contain Software Elements” (Update No. 2009-14). (“ASU 2009-14”). Revenue from the sale of certain MRI CAD products and services is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, (“Software, Revenue Recognition”) (“ASC 985-605”). For multiple element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining a BESP for deliverables without VSOE or TPE considers multiple factors including relative selling prices; competitive prices in the marketplace, and management judgment, however, these may vary depending upon the unique facts and circumstances related to each deliverable.

The Company primarily uses customer purchase orders that are generally subject to the Company’s terms and conditions or, in the case of OEM’s, are governed by distribution agreements. In accordance with our distribution agreements, the OEM’s do not have a right of return, and title and risk of loss passes to the OEM upon shipment The Company generally ships Free On Board shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. In addition, the Company assesses whether collection is reasonably assured by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references.

If the terms of the sale include customer acceptance provisions and compliance with those provisions cannot be demonstrated, all revenue is deferred and not recognized until such acceptance occurs. The Company considers all relevant facts and circumstances in determining when to recognize revenue, including contractual obligations to the customer, the customer’s post-delivery acceptance provisions, if any, and the installation process.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

The Company has determined that iCAD’s Digital, MRI and film based sales generally follow the guidance of ASC 605 as the software has been considered essential to the functionality of the product per the guidance of ASU 2009-14. Typically, the responsibility for the installation process lies with its Original Equipment Manufacturer (“OEM”) partners, including GE Healthcare, Siemens Medical and others. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand-alone value to the customer. In these instances, the Company allocates the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed according to the VSOE of the element. Revenue from the Digital, MRI and film based equipment when there is installation is recognized based on the relative selling price allocation of the BESP. In prior years (prior to ASU 2009-13), the Company recognized the element on the residual method.

Sales of the Company’s electronic brachytherapy product typically include a controller, accessories, and service and source agreements. The Company allocates revenue to the deliverables in the arrangement based on the BESP in accordance with ASU 2009-13. Product revenue is generally recognized when the product has been delivered and service and source revenue is typically recognized over the life of the service and source agreement.

The Company defers revenue from the sale of service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with FASB ASC Topic 605-20, “Services”. The Company provides for estimated warranty costs on original product warranties at the time of sale.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

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

Comprehensive Loss

The Company implemented ASU 2011-05, “Comprehensive Income, Presentation of Comprehensive Income” as of January 1, 2012. As required, comprehensive loss has been reported on the Condensed Consolidated Financial Statements, however as there are no additional elements of comprehensive loss to report, net loss equals comprehensive loss.

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

A summary of the Company’s calculation of net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,943)	$(5,411)	$(5,207)	$(9,723)

Basic shares used in the calculation of net loss per share	53,968	54,550	53,924	54,459
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	53,968	54,550	53,924	54,459

Net loss per share—basic	$(0.05)	$(0.10)	$(0.10)	$(0.18)

Net loss per share—diluted	$(0.05)	$(0.10)	$(0.10)	$(0.18)

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

The shares of the Company’s common stock, issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options, warrants and restricted stock	8,084,122	6,071,487	8,084,122	6,071,487

Note 3—Long Term Debt

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

The Company has determined that the Facility Agreement will be accounted for as debt pursuant to Accounting Standards Codification 470, Debt (“ASC 470”). The Facility Agreement had an original issue discount of approximately $4.1 million and an additional

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

value allocated to the warrants of approximately $1.0 million. The discount is being accreted to the $15.0 million face value of the Note on the effective interest method with an effective interest rate of 17.35% based on the discount of approximately $5.1 million.

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

The overall effective rate of the financing arrangement is currently estimated to be approximately 19%.

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

The following amounts are included in the consolidated balance sheet as of June 30, 2012 related to the agreements:

Principal Amount of Facility Agreement	$15,000
Unamortized discount	(4,670)

Carrying amount of Facility Agreement	10,330

Revenue Purchase Agreement	4,087

Notes payable total	$14,417

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

The following amounts comprise interest expense included in our consolidated statement of operations for the three months and six months ended June 30, 2012:

	Three months	Six months
Cash interest expense	$457	$953
Non-cash amortization of debt discount	228	415
Amortization of debt costs	42	82
Amortization of settlement obligations	104	216

Total interest expense	$831	$1,666

Cash interest expense represents the amount of interest expected to be paid in cash under the agreements, which represents the interest of 5.75% on the Facility Agreement and the expected cash payments on the Revenue Purchase Agreement for the period. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs represents the costs incurred with the financing, which is primarily the facility fee and the finder’s fee, which was capitalized in accordance with ASC 835-20 “Capitalization of Interest” and will be expensed on the effective interest method based on the effective interest rate in the Facility Agreement in accordance with ASC 835-30-35-2 “Imputation of Interest, the Interest Method”. The amortization of the settlement obligations represent the interest associated with the settlement agreements for both Zeiss and Hologic, Inc.(“Hologic”).

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

Under the Merger Agreement, there is an additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products over the three years from the closing, payable at the end of that period. The threshold for earn-out consideration begins at $50,000,000 of cumulative revenue of “Xoft Products” (as defined in the Merger Agreement) over the three year period immediately following the closing. The “targeted” earn-out consideration of $20,000,000 will occur at $76,000,000 of cumulative revenue of Xoft Products and the maximum earn-out consideration of $40,000,000 would be achieved at $104,000,000 of cumulative revenue of Xoft Products over the three year period. The Company evaluates the value of the contingent consideration on a quarterly basis. At June 30, 2012, the Company has determined the thresholds are unlikely to be met and as a result no liability has been recorded for the contingent consideration.

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

In connection with the settlement, the Company determined the settlement was a measurement period adjustment and recorded, retrospectively, approximately $1.6 million as the fair value of the settlement liability, an indemnification asset of approximately $1.3 million to reflect the value of the escrow shares and cash as of the date of acquisition, and approximately $0.3 million of additional goodwill as of December 31, 2010. The fair value of the indemnification asset was recorded based on the value of the underlying stock at the date of acquisition. Subsequent changes in the value of the stock and the fair value of the indemnification asset were recorded as a loss on the asset of approximately $250,000 and $293,000 in the consolidated statement of operations for the three and six months ended June 30, 2011, respectively. The indemnification asset was extinguished upon recovery of the cash and escrow shares on December 23, 2011, and the escrow shares were recorded to treasury stock.

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

	Amount	Estimated Amortizable Life
Current assets	$5,313
Property and equipment	1,951	3 –7 Years
Identifiable intangible assets	13,700	15 Years
Patent license	100	6 Years
Other assets	643
Goodwill	4,422
Current liabilities	(5,196)
Long-term liabilities	(3,154)

Purchase price	$17,779

The goodwill of $4.4 million is not deductible for income tax purposes.

Note 5—Stock-Based Compensation

The Company follows the guidance in FASB ASC Topic 718, “Compensation—Stock Compensation”, (“ASC 718”).

In accordance with ASC 718, the Company recorded stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock based compensation expense	$234,000	$315,000	$448,000	$584,000

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average risk-free interest rate	0.83%	3.02%	1.41%	3.06%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	67.4% to 67.8%	67.7% to 68.0%	67.4% to 68.8%	67.7% to 69.2%
Weighted average exercise price	$0.47	$1.20	$0.56	$1.20
Weighted average fair value	$0.23	$0.60	$0.28	$0.61

As of June 30, 2012 unrecognized compensation cost related to unvested options and restricted stock and the weighted average remaining period is as follows:

Remaining expense	1,393,740
Weighted average term	1.04 years

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Aggregate intrinsic value	2012	2011	2012	2011
Stock options	$500	$6,000	$500	$6,000
Restricted stock	187,000	563,000	187,000	563,000

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

Note 6—Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of June 30, 2012.

Settlement Obligations

In connection with the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately six years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $877,000. The Company recorded interest expense of approximately $37,000 and $72,000 in the three and six months ended June 30, 2012, respectively, and $43,000 and $80,000, in the three and six months ended June 30, 2011 respectively, related to this obligation.

On December 22, 2011, the Company agreed to a settlement related to the litigation with Zeiss. The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation to the opening balance sheet of Xoft. The present value of the liability was estimated at approximately $1.6 million and $1.8 million as of December 31, 2010 and 2011, respectively. The Company is obligated to pay $1.0 million in payments throughout 2012, and an additional $0.5 million in June 2013, $0.5 million in June 2015 and $0.5 million in June 2017, for a total of $2.5 million. As of June 30, 2012, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $1.5 million. The Company recorded interest expense of approximately $67,000 and $144,000 in the three and six months ended June 30, 2012, respectively and $68,000 and $136,000 in the three and six months ended June 30, 2011 respectively, related to this obligation.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

Litigation

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages – specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants. On January 18, 2012, three additional Jane Doe plaintiffs and one additional John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00538423-CU-PL-CXC) with identical allegations against the same defendants. On April 11, 2012, the above-referenced cases were consolidated for all purposes, excluding trial. On May 2, 2012, plaintiffs filed a master consolidated complaint, with the same case number as the original filed complaint. It is alleged that each Jane Doe plaintiff was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of this complaint, the Company is unable to evaluate the merits of the claims; however, based upon our preliminary analysis, we plan to vigorously defend the lawsuits. Accordingly, since the amount of the potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

On September 28, 2011, Yeda Research and Development Company, Ltd. (“Yeda”) commenced an action against the Company in the United States District Court for the Southern District of New York. Yeda alleges that iCAD is utilizing certain patents owned by Yeda without a license agreement. Yeda seeks declaratory judgment from the court that it is the owner of the patents and seeks monetary relief from iCAD for alleged patent infringement. On June 15, 2012, the Company settled the alleged patent infringement, and was granted a non-exclusive license to use the patents in exchange for an annual payment equivalent to a percentage of the licensed products with a minimum annual royalty of $25,000 per year. The Company also paid a one-time fee at the execution of the agreement and payment of a percentage of sales of the licensed products thru May 2012, of which prior period amounts had been previously accrued.

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

The Company’s assets that are measured at fair value on a recurring basis relate to the Company’s money market accounts. The Company’s liabilities that are measured at fair value on a recurring basis relate to contingent consideration resulting from the acquisition of Xoft and the warrants issued in connection with the Deerfield Facility Agreement.

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

Fair value measurements using: (000’s) as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$14,262	$—	$—	$14,262

Total Assets	$14,262	$—	$—	$14,262

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrant Liability	—	—	613	613

Total Liabilities	$—	$—	$613	$613

The fair value of contingent consideration was determined to be $0 at December 31, 2011 and June 30, 2012, as the Company does not expect to meet the revenue thresholds as described in Note 4.

As discussed in Note 3, the Company 2,250,000 warrants were immediately exercisable and therefore were valued as of the funding date. The warrant liability for the warrants associated with the debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of January 6, 2012 (the Funding Date) and June 30, 2012.

	January 6, 2012	June 30, 2012
Warrants
Exercise price	$0.70	$0.70
Volatility	80.4%	79.6%
Equivalent term (years)	6.00	5.52
Risk-free interest rate	1.4%	1.1%

The volatility was determined based on the definition in the Warrants, the risk-free interest rate was determined using the six year LIBOR rate as of the measurement date.

In addition the other significant assumptions include the probability of voluntary exercise versus a Major Transaction (as defined in the Warrants); and assuming a Major Transaction, the probability of Cashless Major Exercise; and assuming a Cashless Major Exercise, the annual probabilities for a Major Transaction. The Company has estimated a low probability of these items as of June 30, 2012.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

The following sets forth a reconciliation of the changes in the fair value of warrants payable during the period:

Six months ended June 30, 2012
Balance as of December 31, 2011	$0
Warrant issuance	999
Fair value adjustment	(599)
Balance as of March 31, 2012	400

Fair value adjustment	213

Balance as of June 30, 2012	$613

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not consider any assets to be impaired during the three months ended June 30, 2012.

Note 8—Income Taxes

At June 30, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2012. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed. The Company is not under examination by any other federal or state jurisdiction for any tax years.

Note 9—Goodwill

In accordance with FASB ASC Topic 350-20, “Intangibles—Goodwill and Other”, (“ASC 350-20”), the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than the carrying value of the Company.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

The Company’s goodwill arose in connection with its acquisitions in June 2002, December 2003 and December 2010. The Company operates in one segment and one reporting unit since operations are supported by one central staff and the results of operations are evaluated as one business unit. In general the Company’s medical device products are similar in nature based on production, distribution, services provided and regulatory requirements. The Company uses market capitalization as the best evidence of fair value (market capitalization is calculated using the quoted closing share price of the Company’s common stock at its annual impairment testing date of October 1, multiplied by the number of common shares outstanding) of the Company. The Company tests goodwill for impairment by comparing its market capitalization or market capitalization with a reasonable control premium (fair value) to its carrying value. The fair value of the Company is compared to the carrying amount at the same date as the basis to determine if a potential impairment exists.

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

The Company concluded there were no triggering events as of June 30, 2012.

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2012

The carrying amount of goodwill for the quarter ended June 30, 2012 was approximately $21.1 million.

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

At June 30, 2012 the Company’s market capitalization (or market capitalization with a reasonable control premium) exceeded its carrying value. The Company is required to perform the annual step one fair value analysis as of October 1, 2012.

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

June 30, 2012

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

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenue:

Three months ended June 30:

Total revenue for the three month period ended June 30, 2012 was $5.9 million compared with revenue of $6.6 million for the three month period ended June 30, 2011, a decrease of $0.7 million or 10.8%. The decrease in revenue was primarily due to a reduction in digital, MRI and film based revenues offset by increases from the electronic brachytherapy products and increases in service and supply revenue.

	Three months ended June 30,
	2012	2011	Change	% Change
Digital & MRI revenue	$2,321	$3,197	$(876)	(27.4)%
Film based revenue	365	537	(172)	(32.0)%
Electronic Brachytherapy	889	760	129	17.0%
Service & supply revenue	2,356	2,152	204	9.5%

Total revenue	$5,931	$6,646	$(715)	(10.8)%

Our Digital and MRI CAD revenue for three month period ended June 30, 2012 decreased $0.9 million or 27.4%, to $2.3 million compared to revenue of $3.2 million in the three month period ended June 30, 2011. This decrease was due primarily to a decrease in market share by our customers which led to decreased demand for our systems.

Revenue from iCAD’s film based products decreased 32.0% or $172,000, to $365,000 in the three month period ended June 30, 2012 from $537,000 in the three month period ended June 30, 2011. This decrease was primarily attributed to the decline in sales of our TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. This decrease continues to reflect the expected decrease in demand for film-based products and accessories as the marketplace continues to transition to digital technologies.

Revenue from our Axxent Electronic Brachytherapy System and accessories, was $889,000 in the three month period ended June 30, 2012 an increase of 17.0% from $760,000 for the three month period ended June 30, 2011. Demand for the Axxent Electronic Brachytherapy System improved during the quarter, with sales increases for the controllers as well as the related accessories. We believe that there is continued momentum for the Axxent Electronic Brachytherapy System driven primarily for its use in the intra-operative radiation therapy (“IORT”) market, particularly breast IORT.

Service and supply revenue increased 9.5% or $204,000 in the three month period ended June 30, 2012, to $2.4 million compared to $2.2 million in three months ended June 30, 2011. Service and supply revenue relating to our digital CAD and TotalLookMammoAdvantage systems was approximately $1.7 million for the three month period ended June 30, 2012 and remained flat as compared to the three months ended June 30, 2011. Service and supply revenue in the first quarter of 2012 included approximately $610,000 related to the Axxent Electronic Brachytherapy products, which represented an increase of $203,000 or 50.0% as compared to $407,000 in the three months ended June 30, 2011. Service and supply revenue related to our Electronic Brachytherapy products increased primarily due to increases in service and source agreements related to sales of the Electronic Brachytherapy system. We expect service and supply revenue for our Electronic Brachytherapy products to increase as our installed base increases.

Gross Margin:

	Three months ended June 30,
	2012	2011	Change	% Change
Products	$969	$1,140	$(171)	(15.0)%
Service & supply	560	769	(209)	(27.2)%
Amortization of acquired intangibles	233	233	—	0%

Total cost of revenue	$1,762	$2,142	$(380)	(17.7)%

Gross Margin	$4,169	$4,504	$(335)	(7.4)%

Gross margin for the three month period ended June 30, 2012 was $4.2 million or 70.3% of revenue as compared to $4.5 million or 67.8% of revenue in the three month period ended June 30, 2011. Gross margin percent increased despite the decrease in revenue, due to ongoing expense reductions of our manufacturing costs, primarily labor and overhead. Gross margin percent is impacted by amortization of acquired technology, and costs related to the fixed cost of our manufacturing operation. We expect the gross margin percent to improve slightly as revenues increase and absorb the fixed manufacturing costs and amortization expense.

Operating Expenses:

	Three months ended June 30,
	2012	2011	Change	Change %
Operating expenses:
Engineering and product development	$1,975	$3,304	$(1,329)	(40.2)%
Marketing and sales	2,488	3,945	(1,457)	(36.9)%
General and administrative	1,618	3,413	(1,795)	(52.6)%
Contingent Consideration	—	(1,100)	1,100	(100.0)%
Loss on indemnification asset	—	250	(250)	(100.0)%

Total operating expenses	$6,081	$9,811	$(3,730)	(38.0)%

Engineering and Product Development. Engineering and product development costs for the three month period ended June 30, 2012 decreased by $1.3 million or 40%, from $3.3 million in 2011 to $2.0 million in 2012. The decrease in engineering and product development costs was primarily due to the decrease in personnel and related expenses and consulting costs, as a result of cost saving measures implemented during the second quarter of 2011.

Marketing and Sales. Marketing and sales expenses decreased by $1.5 million or 37%, from $3.9 million in the three month period ended June 30, 2011 to $2.5 million in three month period ended June 30, 2012. The decrease in marketing and sales expenses primarily resulted from reductions in personnel and related expenses and overhead expenses due to operating expense reductions related to cost saving initiatives implemented at the end of the second quarter of 2011.

General and Administrative. General and administrative expenses decreased by $1.8 million or 53%, from $3.4 million in the three month period ended June 30, 2011 to $1.6 million in for the three month period ended June 30, 2012. The decrease in general and administrative expense is primarily due to reductions in personnel costs related to the cost saving initiatives implemented during the second quarter of 2011, and legal expenses related to on-going patent litigation that was settled in December 2011.

Contingent Consideration. Contingent Consideration represents a gain of $1.1 million in the quarter ended June 30, 2011, as the Company determined that the revenue thresholds as described in Note 4, were unlikely to be met. There were no changes during the six months ended June 30, 2012.

Loss on indemnification asset. The Company recorded an indemnification asset in connection with the acquisition of Xoft in 2010. The loss of $250,000 represented a loss on the asset related to the fair value of the underlying stock.

Other Income and Expense:

	Three months ended June 30,
	2012	2011	Change	Change %
Loss from change in fair value of warrants	$(213)	$—	(213)	—
Interest expense	(831)	(111)	(720)	648.6%
Interest income	13	7	6	85.7%

	$(1,031)	$(104)	$(927)	891.3%

Loss from change in fair value of Warrants. The loss from change in fair value of the warrants resulted from an increase in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to an increase in volatility, which is one of the key assumptions in determining the value of the warrants.

Interest (Expense)/Income. Interest expense increased by $720,000 or 649% for the three month period ended June 30, 2012 as compared to interest expense of $111,000 in the three month period ended June 30, 2011. Interest expense is due primarily to $727,000 of interest expense related to the financing obligation incurred in January 2012. Interest related to the Hologic and Zeiss settlement obligations was $104,000 as compared to $111,000 in the second quarter of 2011. Interest income reflects income earned from our money market accounts which increased in 2012.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenue:

Six months ended June 30:

Total revenue for the six month period ended June 30, 2012 was $12.3 million compared with revenue of $14.0 million for the six month period ended June 30, 2011, a decrease of $1.7 million or 12.3%. The decrease in revenue was primarily due to a reduction in digital, MRI and film based revenues offset by increases from the electronic brachytherapy products and an increase in service and supply revenue.

	Six months ended June 30,
	2012	2011	Change	% Change
Digital & MRI revenue	$4,511	$6,960	$(2,449)	(35.2)%
Film based revenue	792	1,054	(262)	(24.9)%
Electronic Brachytherapy	2,351	1,695	656	38.7%
Service & supply revenue	4,620	4,281	339	7.9%

Total revenue	$12,274	$13,990	$(1,716)	(12.3)%

Our digital and MRI CAD revenue for six month period ended June 30, 2012 decreased $2.5 million or 35%, to $4.5 million compared to revenue of $7.0 million in the six month period ended June 30, 2011. This decrease was due primarily to a decrease in market share by our customers which led to decreased demand for our systems.

Revenue from iCAD’s film based products decreased 25% or $262,000, to $792,000 in the six month period ended June 30, 2012 from $1.1 million in the six month period ended June 30, 2011. This decrease was primarily attributed to the decline in sales of our TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. This decrease continues to reflect the expected decrease in demand for film-based products and accessories as the marketplace continues to transition to digital technologies.

Revenue from our Axxent Electronic Brachytherapy System and accessories was $2.4 million in the six month period ended June 30, 2012 an increase of 39% from $1.7 million for the six month period ended June 30, 2011. Demand for the Axxent Electronic Brachytherapy System improved during the quarter, with sales increases for the controllers as well as the related accessories. We believe that there is continued momentum for the Axxent Electronic Brachytherapy System driven primarily for its use in the intra-operative radiation therapy (“IORT”) market, particularly breast IORT.

Service and supply revenue increased 7.9% or $339,000 in the six month period ended June 30, 2012, to $4.6 million compared to $4.3 million in six months ended June 30, 2011. Service and supply revenue relating to our digital CAD and TotalLookMammoAdvantage systems was approximately $3.5 million for the six month period ended June 30, 2012 and remained flat as compared to the six months ended June 30, 2011. Service and supply revenue in the second quarter of 2012 included approximately $1.2 million related to the Axxent Electronic Brachytherapy products, which represented an increase of $354,000 or 44% as compared to $798,000 in the six months ended June 30, 2011. Service and supply revenue related to our Electronic Brachytherapy products increased primarily due to increases in service agreements related to sales of the Electronic Brachytherapy system. We expect service and supply revenue for our Electronic Brachytherapy products to increase as our installed base increases.

Gross Margin:

	Six months ended June 30,
	2012	2011	Change	% Change
Products	$2,076	$2,347	$(271)	(11.5)%
Service & supply	1,137	1,541	(404)	(26.2)%
Amortization of acquired intangibles	465	466	(1)	0.2%

Total cost of revenue	$3,678	$4,354	$(676)	(15.5)%

Gross Margin	$8,596	$9,636	$(1,040)	(10.8)%

Gross margin for the six month period ended June 30, 2012 was $8.6 million or 70.0% of revenue as compared to $9.6 million or 68.9% of revenue in the six month period ended June 30, 2011. Gross margin percent remained flat despite the decrease in revenue, due to ongoing expense reductions. Gross margin percent is impacted by amortization of acquired technology, and costs related to the fixed cost of our manufacturing operation. We expect that gross margin percent can improve slightly in the future as revenues increase and absorb the fixed manufacturing costs and amortization expense.

Operating Expenses:

	Six months ended June 30,
	2012	2011	Change	Change %
Operating expenses:
Engineering and product development	$4,187	$6,080	$(1,893)	(31.1)%
Marketing and sales	5,134	7,672	(2,538)	(33.1)%
General and administrative	3,236	6,217	(2,981)	(47.9)%
Contingent Consideration	—	(1,100)	1,100	(100.0)%
Loss on indemnification asset	—	293	(293)	(100.0)%

Total operating expenses	$12,557	$19,161	$(6,604)	(34.5)%

Engineering and Product Development. Engineering and product development costs for the six month period ended June 30, 2012 decreased by $1.9 million or 31%, from $6.1 million in 2011 to $4.2 million in 2012. The decrease in engineering and product development costs was primarily due to the decrease in personnel and related expenses and consulting costs, as a result of cost saving measures implemented during the second quarter of 2011.

Marketing and Sales. Marketing and sales expenses decreased by $2.5 million or 33%, from $7.7 million in the six month period ended June 30, 2011 to $5.1 million in six month period ended June 30, 2012. The decrease in marketing and sales expenses primarily resulted from reductions in personnel and related expenses and overhead expenses due to operating expense reductions as a result of cost saving initiatives implemented at the end of the second quarter of 2011.

General and Administrative. General and administrative expenses decreased by $3.0 million or 48%, from $6.2 million in the six month period ended June 30, 2011 to $3.2 million in for the six month period ended June 30, 2012. The decrease in general and administrative expense is primarily due to reductions in personnel costs as a result of cost saving initiatives implemented during the second quarter of 2011, legal expenses related to on-going patent litigation that was settled in December 2011, and transaction related costs incurred during the first quarter of 2011 due to the acquisition of Xoft, that did not occur in the first quarter of 2012.

Contingent Consideration. Contingent Consideration represents a gain of $1.1 million in the quarter ended June 30, 2011, as the Company determined that the revenue thresholds as described in Note 4, were unlikely to be met. There were no changes during the six months ended June 30, 2012.

Loss on indemnification asset. The Company recorded an indemnification asset in connection with the acquisition of Xoft in 2010. The loss of $293,000 represented a loss on the asset related to the fair value of the underlying stock.

Other Income and Expense:

	Six months ended June 30,
	2012	2011	Change	Change %
Gain from change in fair value of warrants	$386	$—	386	—
Interest expense	(1,666)	(216)	(1,450)	671.3%
Interest income	34	18	16	88.9%

	$(1,246)	$(198)	$(1,048)	529.3%

Gain from change in fair value of warrants. The gain from change in fair value of the warrants resulted from a reduction in the fair value of the Warrants under the binomial lattice based valuation methodology, due primarily to the decline in our stock price offset by an increase in volatility which increased the value of the warrants during the second quarter of 2012 versus the decrease in the value of the warrants during the first quarter of 2012. We expect continued variability in the value of the warrants due to the nature of the underlying assumptions that determine the value of warrants.

Interest (Expense)/Income. Interest expense increased by $1.5 million or 671% for the six month period ended June 30, 2012 as compared to interest expense of $216,000 in the six month period ended June 30, 2011. Interest expense is due primarily to $1.5 million of interest expense related to the financing obligation incurred in January 2012. Interest related to the Hologic and Zeiss settlement obligations combined was $216,000 for each of the six months ended June 30, 2012 and June 30, 2011. Interest income reflects income earned from our money market accounts which increased in 2012.

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

As of June 30, 2012, the Company had cash and equivalents of $14.3 million, current assets of $20.4 million, current liabilities of $11.8 million and working capital of $8.6 million. The ratio of current assets to current liabilities was 1.73:1.

On December 29, 2011, we entered into several agreements with entities affiliated with Deerfield pursuant to which Deerfield agreed to provide $15 million in funding to the Company. Pursuant to the terms of the Facility Agreement, on the Funding Date we issued to Deerfield Notes in the aggregate principal amount of $15 million. Under the Revenue Purchase Agreement, we agreed to pay Deerfield a portion of our revenues until the maturity date of the Notes, whether or not the Notes are outstanding through that date. On the Funding Date, we issued to Deerfield, Warrants at an exercise price of $0.70 per share and a second B Warrant (to purchase an additional 500,000 shares of common stock at an exercise price of $0.70 per share, which may become exercisable if certain conditions are met, as described in the Warrant Agreement. We are obligated to pay interest at 5.75% on the balance of the Notes that are outstanding, which is approximately $216,000 per quarter until the fourth quarter of 2014. In 2015, interest is approximately $162,000 and in 2016, interest is approximately $108,000, with the final payment of $7.5 million on the Notes balance due in January 2017 (unless we elect to extend). We are also required to pay a minimum commitment of $125,000 per quarter under the Revenue Purchase Agreement; however this minimum is met at approximately $2.9 million of revenue per quarter. We expect to exceed the minimum revenue thresholds, on a quarterly basis.

Net cash used for operating activities for the six month period ended June 30, 2012 was $4.3 million, compared to net cash used for operating activities of $7.1 million for the six month period ended June 30, 2011. The cash used for operating activities for the six months ended June 30, 2012 resulted primarily from a reduction in accrued expenses of approximately $2.3 million and net loss of $5.2 million offset by adjustments to net income of approximately $2.3 million. We expect that cash used or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the six month period ended June 30, 2012 was $278,000 as compared $191,000 for the six month period ended June 30, 2011. Cash used for investing activities consisted primarily of additions to property and equipment.

Net cash provided by financing activities for the six month period ended June 30, 2012 was $14.3 million, which consisted of cash received in connection with the financing. Cash used for financing activities in the six months ended June 30, 2011 consisted primarily of cash paid related to the acquisition of Xoft.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+years
Lease Obligations	$2,555	$660	$945	$876	$74
Settlement Obligations	3,750	775	1,550	1,050	375
Notes Payable	20,825	1,363	6,421	13,041	—
Other Commitments	3,215	1,581	1,634	—	—

Total Contractual Obligations	$30,345	$4,379	$10,550	$14,967	$449

Settlement obligations represent the minimum payments attributable to the obligations related to Zeiss, Hologic and Yeda.

Other commitments represent firm purchase obligations to key suppliers for future product deliverables.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2012, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2012, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages – specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants. On January 18, 2012, three additional Jane Doe plaintiffs and one additional John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00538423-CU-PL-CXC) with identical allegations against the same defendants. On April 11, 2012, the above-referenced cases were consolidated for all purposes, excluding trial. On May 2, 2012, plaintiffs filed a master consolidated complaint, with the same case number as the original filed complaint. It is alleged that each Jane Doe plaintiff was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of this complaint, the Company is unable to evaluate the merits of the claims; however, based upon our preliminary analysis, we plan to vigorously defend the lawsuits. Accordingly, since the amount of the potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter.

On September 28, 2011, Yeda commenced an action against the Company in the United States District Court for the Southern District of New York. Yeda alleges that iCAD is utilizing certain patents owned by Yeda without a license agreement. Yeda seeks declaratory judgment from the court that it is the owner of the patents and seeks monetary relief from iCAD for alleged patent infringement. On June 15, 2012, the Company settled the alleged patent infringement, and was granted a non-exclusive license to use the patents in exchange for an annual payment equivalent to a percentage of the licensed products with a minimum annual royalty of $25,000 per year. The Company also paid a one-time fee at the execution of the agreement and payment of a percentage of sales of the licensed products thru May 2012, of which prior period amounts had been previously accrued.

Item 1A. Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the three months ended June 30, 2012:

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1—April 30, 2012	7,287	$0.50	$—	$—
May 1—May 31, 2012	—	—	—	—
June 1—June 30, 2012	—	—	—	—

Total	7,287	$0.50	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc. (Registrant)

Date: August 8, 2012	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date: August 8, 2012	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President of Finance and Chief Financial Officer, Treasurer