Form 10-Q
period 2012-09-30
ICAD INC
filed 2012-11-13
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of the close of business on November 9, 2012 there were 10,993,478 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$13,790	$4,576
Trade accounts receivable, net of allowance for doubtful accounts of $48 in 2012 and $54 in 2011	5,715	4,003
Inventory, net	1,863	2,040
Prepaid expenses and other current assets	511	490

Total current assets	21,879	11,109

Property and equipment, net of accumulated depreciation and amortization of $3,479 in 2012 and $3,184 in 2011	1,505	1,884
Other assets	868	595
Intangible assets, net of accumulated amortization of $10,312 in 2012 and $8,840 in 2011	15,595	17,064
Goodwill	21,109	21,109

Total assets	$60,956	$51,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,232	$1,125
Accrued and other expenses	3,667	5,594
Interest payable	563	—
Warrant liability	487	—
Deferred revenue	6,344	5,765

Total current liabilities	13,293	12,484

Deferred revenue, long-term portion	1,684	1,446
Other long-term liabilities	1,279	1,776
Notes payable	14,597	—

Total liabilities	30,853	15,706

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $.01 par value: authorized 85,000,000 shares; issued 10,993,478 in 2012 and 10,950,902 in 2011; outstanding 10,807,647 in 2012 and 10,765,071 in 2011	110	110
Additional paid-in capital	165,152	164,432
Accumulated deficit	(133,744)	(127,072)
Treasury stock at cost 185,831 in 2012 and 2011	(1,415)	(1,415)

Total stockholders’ equity	30,103	36,055

Total liabilities and stockholders’ equity	$60,956	$51,761

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Products	$5,779	$5,754	$13,433	$15,463
Service and supplies	2,404	2,298	7,024	6,579

Total revenue	8,183	8,052	20,457	22,042

Cost of revenue:
Products	1,527	1,280	3,603	3,627
Service and supplies	541	650	1,678	2,191
Amortization of acquired intangibles	233	233	698	699

Total cost of revenue	2,301	2,163	5,979	6,517

Gross profit	5,882	5,889	14,478	15,525

Operating expenses:
Engineering and product development	1,971	2,630	6,158	8,710
Marketing and sales	2,842	3,108	7,976	10,780
General and administrative	1,710	2,147	4,946	8,364
Contingent consideration	—	(3,800)	—	(4,900)
Goodwill Impairment	—	26,828	—	26,828
Loss on indemnification asset	—	508	—	801

Total operating expenses	6,523	31,421	19,080	50,582

Loss from operations	(641)	(25,532)	(4,602)	(35,057)

Gain from change in fair value of warrant	126	—	512	—
Interest expense	(883)	(111)	(2,549)	(327)
Other (expense) income	(67)	6	(33)	24

Net loss and comprehensive loss	$(1,465)	$(25,637)	$(6,672)	$(35,360)

Net loss per share:
Basic and diluted	$(0.14)	$(2.34)	$(0.62)	$(3.24)

Weighted average number of shares used in computing loss per share:
Basic and diluted	10,805	10,936	10,792	10,907

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2012	2011
	(in thousands)
Cash flow from operating activities:
Net loss	$(6,672)	$(35,360)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	701	813
Amortization	1,472	1,570
Gain from change in fair value of warrant	(512)	—
Goodwill impairment	—	26,828
Loss on disposal of assets	143	21
Loss on indemnification asset	—	801
Stock-based compensation expense	731	684
Amortization of discount financing	719	—
Interest on settlement obligations	313	326
Fair value of contingent consideration	—	(4,900)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,712)	(2,267)
Inventory	178	1,357
Prepaid and other current assets	257	75
Accounts payable	1,106	(93)
Accrued expenses	(2,172)	(703)
Deferred revenue	818	1,384

Total adjustments	2,042	25,896

Net cash used for operating activities	(4,630)	(9,464)

Cash flow from investing activities:
Additions to patents, technology and other	(3)	(9)
Additions to property and equipment	(465)	(233)

Net cash used for investing activities	(468)	(242)

Cash flow from financing activities:
Taxes paid related to restricted stock issuance	(13)	(7)
Payment for Xoft	—	(1,268)
Proceeds from debt financing, net	14,325	—

Net cash provided by (used for) financing activities	14,312	(1,275)

Increase (decrease) in cash and equivalents	9,214	(10,981)
Cash and cash equivalents, beginning of period	4,576	16,269

Cash and cash equivalents, end of period	$13,790	$5,288

Supplemental disclosure of cash flow information:
Interest paid	$953	$—

Taxes paid	$43	$58

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiary (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2012, the results of operations for the three and nine month periods ended September 30, 2012 and 2011, respectively, and cash flows for the nine month periods ended September 30, 2012 and 2011, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 9, 2012. The results for the three and nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or any future period.

Retrospective Accounting Adjustments

Quarterly results for the three and nine months ended September 30, 2011 do not agree with the Company’s Form 10-Q as filed for those periods, due to retrospective measurement period adjustments related to the Xoft, Inc. (“Xoft”) acquisition and, specifically the settlement of litigation with Carl Zeiss, Meditec, Inc and Carl Zeiss Surgical, GmbH. (collectively referred to as “Zeiss”), as described in Note 4. The impact of the retrospective adjustments increased net loss by $654,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively. The adjustment was due to a loss of approximately $508,000 and $801,000, for the three and nine months ended September 30, 2011, respectively, related to the indemnification asset, $68,000 and $204,000 for the three and nine months ended September 30, 2011, respectively related to the accretion of the settlement obligation and $78,000 additional goodwill impairment in each of the three and nine months ended September 30, 2011.

Effective August 16, 2012 the Company completed a one for five reverse split of its common stock. As a result, all share and per share disclosures retroactively reflect shares outstanding or issuable and per share prices and amounts as though the reverse split had occurred at the beginning of the first period presented.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

The Company recognizes revenue from the sale of its digital, film-based CAD and electronic brachytherapy products and services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No.. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASC Update No. 2009-14, “Certain Arrangements That Contain Software Elements” (Update No. 2009-14). (“ASU 2009-14”). Revenue from the sale of certain MRI CAD products and services is recognized in accordance with ASC 985-605, (“Software, Revenue Recognition”) (“ASC 985-605”). Revenue for the sale of certain CAD products is recognized in accordance with ASC 840 (“Leases”) (“ASC 840”). For multiple element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining BESP for deliverables without VSOE or TPE considers multiple factors including relative selling prices; competitive prices in the marketplace, and management judgment, however, these may vary depending upon the unique facts and circumstances related to each deliverable.

The Company primarily uses customer purchase orders that are subject to the Company’s terms and conditions or, in the case of an Original Equipment Manufacturer (“OEM”) are governed by distribution agreements. In accordance with our distribution agreements, the OEM does not have a right of return, and title and risk of loss passes to the OEM upon shipment. The Company generally ships Free On Board shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. In addition, the Company assesses whether collection is probable by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references.

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

The Company has determined that iCAD’s Digital, MRI and film based sales generally follow the guidance of FASB ASC Topic 605 “Revenue Recognition” (ASC 605”) as the software has been considered essential to the functionality of the product per the guidance of ASU 2009-14. Typically, the responsibility for the installation process lies with the OEM partner. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand-alone value to the customer. In these instances, the Company allocates the deliverables based on the framework established within ASU 2009-13. Therefore, the

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

installation and training revenue is recognized as the services are performed according to the VSOE of the element. Revenue from the Digital, MRI and film based equipment when there is installation is recognized based on the relative selling price allocation of the BESP. In prior years (prior to ASU 2009-13), the Company recognized the element on the residual method.

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

The Company defers revenue from the sale of service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with ASC Topic 605-20, “Services”. The Company provides for estimated warranty costs on original product warranties at the time of sale.

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

A summary of the Company’s calculation of net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,465)	$(25,637)	$(6,672)	$(35,360)

Basic shares used in the calculation of net loss per share	10,805	10,936	10,792	10,907
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	10,805	10,936	10,792	10,907

Net loss per share - basic	$(0.14)	$(2.34)	$(0.62)	$(3.24)

Net loss per share - diluted	$(0.14)	$(2.34)	$(0.62)	$(3.24)

The shares of the Company’s common stock, issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended September 30,
	2012	2011
Stock Options	1,351,117	1,131,605
Warrants	550,000	—
Restricted Stock	67,741	125,062

Stock options, warrants and restricted stock	1,968,858	1,256,667

Note 3 - Long Term Debt

On December 29, 2011, the Company entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (“Deerfield”), pursuant to which Deerfield agreed to provide $15 million in funding to the Company. Pursuant to the terms of a Facility Agreement, dated as of December 29, 2011 (the “Facility Agreement”), on January 6, 2012 (the “Funding Date”), the Company issued to Deerfield promissory notes in the aggregate principal amount of $15 million (the “Notes”). Under a Revenue Purchase Agreement, dated as of December 29, 2011 (the “Revenue Purchase Agreement”), the Company agreed to pay Deerfield a portion of the Company’s revenues until the maturity date of the Notes, whether or not the Notes are outstanding through that date. On the Funding Date, the Company issued to Deerfield (i) six-year warrants to purchase up to 450,000 shares of common stock at an exercise price of $3.50 per share (the “Warrants”) and (ii) a second Warrant (the “B Warrant”) to purchase an additional 100,000 shares of common stock at an exercise price of $3.50 per share, which may become exercisable if certain conditions are met, as described in the Warrants. Collectively, these transactions are referred to as the “Transactions.” On the Funding Date, the Company received net proceeds of $14,325,000 from the Transactions, representing $15,000,000 of gross proceeds, less a $225,000 facility fee and a $450,000 finder’s fee before deducting other expenses of the Transactions.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

The Company has determined that the Facility Agreement will be accounted for as debt pursuant to ASC 470, Debt (“ASC 470”). The Facility Agreement had an original issue discount of approximately $4.1 million and an additional value allocated to the warrants of approximately $1.0 million. The discount is being accreted to the $15.0 million face value of the Note on the effective interest method with an effective interest rate of 17.35% based on the discount of approximately $5.1 million.

The original issue discount of approximately $4.1 million was assigned to the Revenue Purchase Agreement. Under this agreement the Company is obligated to pay 4.25% of revenues up to $25 million, 2.75% of annual revenues from $25 million to $50 million during 2012, 2013 and 2014, and 2.25% of annual revenues during 2015, 2016 and if the Facility Agreement is extended, in 2017, and 1.0% of annual revenues in excess of $50 million. The proceeds of the Revenue Purchase Agreement will be capitalized as debt in accordance with ASC 470-10-25 “Sales of Future Revenues or Various Other Measures of Income”. The Company has estimated the cash flows associated with the Revenue Purchase Agreement and is amortizing the discount to interest expense over the expected term of the arrangement at an effective amortization rate of approximately 28.9%.

The overall effective interest rate of the financing arrangement, excluding warrants is currently estimated to be approximately 19%.

The Company determined the Warrants should be classified as debt in accordance with ASC 480 “Distinguishing Liabilities from Equity”, as the Warrants contain a feature whereby the Company could be required to redeem the Warrants for cash upon the occurrence of a major transaction, as defined in the Warrants. The value of the Warrants was determined using a binomial lattice model as the provisions in the Warrant could not be valued using the Black-Scholes model. The Warrant is being valued at fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations (see Note 7).

The Company has determined that the B Warrant does not have any value as of the Funding Date, as the B Warrant is exercisable upon the Company’s election to extend the Facility Agreement. The Company does not plan to extend the Facility Agreement at this time. If the Company determines it will extend the Facility Agreement, the value of the “B Warrant” will be determined using the binomial lattice model at such time.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

The following amounts are included in the consolidated balance sheet as of September 30, 2012 related to the Facility and Revenue Purchase agreements:

Principal Amount of Facility Agreement	$15,000
Unamortized discount	(4,438)

Carrying amount of Facility Agreement	10,562

Revenue Purchase Agreement	4,035

Notes payable total	$14,597

The following amounts comprise interest expense included in our consolidated statement of operations for the three months and nine months ended September 30, 2012:

	Three months	Nine months
Cash interest expense	$564	$1,517
Non-cash amortization of debt discount	180	595
Amortization of debt costs	42	124
Amortization of settlement obligations	97	313

Total interest expense	$883	$2,549

Cash interest expense represents the amount of interest expected to be paid in cash under the agreements, which represents the interest of 5.75% on the Facility Agreement and the expected cash payments on the Revenue Purchase Agreement for the period. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs represents the costs incurred with the financing, which is primarily the facility fee and the finder’s fee, which has been capitalized and will be expensed using the effective interest method. The amortization of the settlement obligations represent the interest associated with the settlement agreements for both Zeiss and Hologic, Inc.(“Hologic”).

Note 4 - Acquisition of Xoft

In December 2010, the Company completed its acquisition of Xoft, Inc. Xoft designs, develops, manufactures, markets and sells electronic brachytherapy (eBx) products for the treatment of breast and other cancers, used in a broad range of clinical settings. The acquisition was made pursuant to an Agreement and Plan of Merger dated December 15, 2010, by and between XAC, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), Xoft and Jeffrey Bird as the representative of the stockholders of Xoft (“Merger Agreement”). Upon the closing, Xoft was merged with and into the Merger Sub with the Merger Sub surviving the merger (the “Merger”).

The Company acquired 100% of the outstanding stock of Xoft in exchange for 1,669,700 shares of the Company’s common stock and approximately $1.2 million in cash, for a total consideration at closing of approximately $12.9 million based on a per share value of $7.00, the closing price of the Company’s common stock on the closing date. The Company also paid certain transaction expenses of Xoft totaling approximately $1.0 million which were accrued as of December 31, 2010 and paid in January 2011.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

The Company deemed the 1,669,700 shares of common stock issuable to the former stockholders of Xoft, Inc pursuant to the Merger Agreement to be issued and outstanding as of December 31, 2010 for accounting purposes, although none of these shares were issued by the Company’s transfer agent until 2011.

Under the Merger Agreement, there is an additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products over the three years from the closing, payable at the end of that period. The threshold for earn-out consideration begins at $50,000,000 of cumulative revenue of “Xoft Products” (as defined in the Merger Agreement) over the three year period immediately following the closing. The “targeted” earn-out consideration of $20,000,000 will occur at $76,000,000 of cumulative revenue of Xoft Products and the maximum earn-out consideration of $40,000,000 would be achieved at $104,000,000 of cumulative revenue of Xoft Products over the three year period. The Company evaluates the value of the contingent consideration on a quarterly basis. At September 30, 2012, the Company has determined the thresholds are unlikely to be met and as a result no liability has been recorded for the contingent consideration.

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

In connection with the settlement, the Company determined the settlement was a measurement period adjustment and recorded, retrospectively, approximately $1.6 million as the fair value of the settlement liability, an indemnification asset of approximately $1.3 million to reflect the value of the escrow shares and cash as of the date of acquisition, and approximately $0.3 million of additional goodwill as of December 31, 2010. The fair value of the indemnification asset was recorded based on the value of the underlying stock at the date of acquisition. Subsequent changes in the value of the stock and the fair value of the indemnification asset were recorded as a loss on the asset of approximately $508,000 and $801,000 in the consolidated statement of operations for the three and nine months ended September 30, 2011, respectively. The indemnification asset was extinguished upon recovery of the cash and escrow shares on December 23, 2011, and the escrow shares were recorded to treasury stock.

The purchase price of $17.8 million, which includes $12.9 million of merger consideration and $4.9 million of contingent consideration, has been allocated to net assets acquired based upon the estimated fair value of those assets.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

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

Note 5 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

In accordance with ASC 718, the Company recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock based compensation expense	$283,000	$100,000	$731,000	$684,000

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (prior period amounts have been adjusted for the reverse split):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average risk-free interest rate	0.66%	2.21%	1.06%	2.78%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	66.5% to 67.1%	67.0% to 67.6%	66.5% to 68.8%	67.0% to 69.2%
Weighted average exercise price	$2.25	$4.75	$2.46	$5.60
Weighted average fair value	$1.07	$2.35	$1.18	$2.80

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

As of September 30, 2012 unrecognized compensation cost related to unvested options and restricted stock and the weighted average remaining period is as follows:

Remaining expense	$1,491,968
Weighted average term	1.0 years

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows:

	Period Ended September 30,
Aggregate intrinsic value	2012	2011
Stock options	$8,300	$—
Restricted stock	146,000	294,000

Note 6 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of September 30, 2012.

Settlement Obligations

In connection with the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment of

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

$250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately six years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $877,000. The Company recorded interest expense of approximately $38,000 and $110,000 in the three and nine months ended September 30, 2012, respectively, and $42,000 and $122,000, in the three and nine months ended September 30, 2011 respectively, related to this obligation.

On December 22, 2011, the Company agreed to a settlement related to the litigation with Zeiss. The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation to the opening balance sheet of Xoft. The present value of the liability was estimated at approximately $1.6 million and $1.8 million as of December 31, 2010 and 2011, respectively. The Company is obligated to pay $1.0 million in payments throughout 2012, and an additional $0.5 million in June 2013, $0.5 million in June 2015 and $0.5 million in June 2017, for a total of $2.5 million. As of September 30, 2012, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $1.5 million. The Company recorded interest expense of approximately $58,000 and $203,000 in the three and nine months ended September 30, 2012, respectively and $68,000 and $204,000 in the three and nine months ended September 30, 2011 respectively, related to this obligation.

Litigation

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages – specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants. On January 18, 2012, three additional Jane Doe plaintiffs and one additional John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00538423-CU-PL-CXC) with identical allegations against the same defendants. On April 11, 2012, the above-referenced cases were consolidated for all purposes, excluding trial. On May 2, 2012, plaintiffs filed a master consolidated complaint, with the same case number as the original filed complaint. On August 2, 2012, plaintiffs filed fictitious name amendments adding defendants, Mel Silverstein, M.D., Peter Chen, M.D., Lisa Guerrera, M.D., Ralph Mackintosh, Ph.D., Robert Dillman, M.D., and Jack Cox. On September 14, 2012, an additional Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00598740-CU-PL-CXC) with identical allegations as plaintiffs above against the same original defendants. On October 17, 2012, plaintiff John Doe No. 11 dismissed his complaint, with prejudice, as to all defendants. It is alleged that each Jane Doe plaintiff was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini is the subject of a voluntary recall. Because of the preliminary nature of this complaint, the Company is unable to evaluate the merits of the claims; however, based upon our preliminary analysis, we plan to vigorously defend the lawsuits. Accordingly, since the amount of the potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter.

Note 7 - Fair Value Measurements

The Company follows the provisions of ASC Topic 820, “Fair Value Measurement and Disclosures”, (“ASC 820”). This topic defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and certain accrued liabilities and our notes payable. The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of our notes payable approximates fair value.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

Fair value measurements using: (000’s) as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$13,790	$0	$0	$13,790

Total Assets	$13,790	$0	$0	$13,790

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrant Liability	—	—	487	487

Total Liabilities	$—	$—	$487	$487

The fair value of contingent consideration is a Level 3 liability and was determined to be $0 at December 31, 2011 and September 30, 2012, as the Company does not expect to meet the revenue thresholds for the Xoft transaction as described in Note 4.

As discussed in Note 3, the Company issued 450,000 warrants which were immediately exercisable and therefore were valued as of the funding date. The warrant liability for the warrants associated with the debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of January 6, 2012 (the Funding Date) and September 30, 2012.

	January 6, 2012	September 30, 2012
Warrants
Exercise price	$3.50	$3.50
Volatility	80.4%	72.3%
Equivalent term (years)	6.00	5.27
Risk-free interest rate	1.4%	0.8%

The volatility was determined based on the definition in the Warrants, the risk-free interest rate was determined using the six year LIBOR rate as of the measurement date.

In addition the other significant assumptions include the probability of voluntary exercise versus a major transaction (as defined in the Warrants); and assuming a major transaction, the probability of cashless major exercise; and assuming a cashless major exercise, the annual probabilities for a major transaction. The Company has estimated a low probability of these items as of September 30, 2012.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

The following sets forth a reconciliation of the changes in the fair value of warrants payable during the period:

Nine months ended September 30, 2012
Balance as of December 31, 2011	$0
Warrant issuance	999
Fair value adjustment	(512)

Balance as of September 30, 2012	$487

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not consider any assets to be impaired during the three months ended September 30, 2012.

Note 8 - Income Taxes

At September 30, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2012. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed. The Company is not under examination by any other federal or state jurisdiction for any tax years.

Note 9 - Goodwill

In accordance with ASC Topic 350-20, “Intangibles - Goodwill and Other”, (“ASC 350-20”), the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than the carrying value of the Company.

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

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

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

The Company concluded there were no triggering events as of September 30, 2012.

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

During the quarter ended, September 30, 2011, the Company recorded an impairment loss of approximately $26.8 million. However, as a result of recording a measurement period adjustment (as previously described in Note 1), the fair value of goodwill was reevaluated. The Step 2 test resulted in determining the fair value of goodwill of $21.1 million which resulted in an additional impairment loss of $78,000.

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

The carrying amount of goodwill for the quarter ended September 30, 2012 was approximately $21.1 million.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2012

On December 22, 2011, the Company agreed to a settlement related to the litigation with Zeiss (see Note 1). The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation, retrospectively to the opening balance sheet of Xoft. As a result, goodwill increased from approximately $45.7 million to $46.0 million as of December 31, 2010.

At September 30, 2012 the Company’s market capitalization with a reasonable control premium exceeded its carrying value. The Company is required to perform the annual step one fair value analysis as of October 1, 2012.

Note 10 - Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets, a new accounting pronouncement intended to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is “more likely than not” (defined as having a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired, in order to determine whether further impairment testing is necessary. The new standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy for the early identification and treatment of cancer.

The Company has grown primarily through acquisitions including CADx, Qualia Computing, CAD Sciences and Xoft to become a broad player in the oncology market. Its industry-leading solutions include advanced image analysis and workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, a comprehensive range of high-performance, upgradeable Computer-Aided Detection (CAD) systems and workflow solutions for mammography, Magnetic Resonance Imaging (MRI) and Computed Tomography CT, and an isotope-free cancer treatment platform technology.

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

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts, a research and development facility in Ohio and, and, an operation, research, development, manufacturing and warehousing facility in San Jose, California.

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

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenue:

Three months ended September 30:

Total revenue for the three month period ended September 30, 2012 was $8.2 million compared with revenue of $8.1 million for the three month period ended September 30, 2011, an increase of $0.1 million, or 1.6%. The increase in revenue was primarily due to an increase from the electronic brachytherapy products and an increase in service and supply revenue offset by a reduction in digital, MRI and film based revenues.

	Three months ended September 30,
	2012	2011	Change	% Change
Digital & MRI revenue	$1,617	$3,791	$(2,174)	(57.4)%
Film based revenue	406	616	(210)	(34.0)%
Electronic Brachytherapy	3,756	1,347	2,409	178.9%
Service & supply revenue	2,404	2,298	106	4.6%

Total revenue	$8,183	$8,052	$131	1.6%

Our Digital and MRI CAD revenue for three month period ended September 30, 2012 decreased $2.2 million or 57.4%, to $1.6 million compared to revenue of $3.8 million in the three month period ended September 30, 2011. The decrease was due primarily to decreases in sales to our OEM partners as a result of decreases in market share in their business combined with a declining market opportunity in the US digital CAD market.

Revenue from iCAD’s film based products decreased 34.0% or $210,000, to $406,000 in the three month period ended September 30, 2012 from $616,000 in the three month period ended September 30, 2011. This decrease was primarily attributed to the decline in sales of our TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. This decrease continues to reflect the expected decrease in demand for film-based products and accessories as the marketplace continues to transition to digital technologies.

Revenue from our Axxent Electronic Brachytherapy System and accessories was $3.8 million in the three month period ended September 30, 2012 an increase of 179.0% or $2.4 million from $1.4 million for the three month period ended September 30, 2011. Demand for the Axxent Electronic Brachytherapy System improved during the quarter, with sales increases for the controllers as well as the related accessories. Demand for for the Axxent Electronic Brachytherapy System has continued to increase primarily for its use in the intra-operative radiation therapy (“IORT”) market, particularly the breast IORT market. We believe the sales growth for electronic brachytherapy products was also enhanced by continued sales increases for balloon and surface applicators, which we believe is based on market adoption of the systems resulting in increased procedure volumes.

Service and supply revenue increased 4.6%, or $106,000 in the three month period ended September 30, 2012, to $2.4 million compared to $2.3 million in three months ended September 30, 2011. Service and supply revenue relating to our digital CAD and TotalLookMammoAdvantage systems was approximately $1.8 million for the three month period ended September 30, 2012 and decreased slightly as compared to the three months ended September 30, 2011. Service and supply revenue in the third quarter of 2012 included approximately $647,000 related to the Axxent Electronic Brachytherapy products, which represented an increase of $206,000 or 47.0% as compared to $441,000 in the three months ended September 30, 2011. Service and supply revenue related to our electronic brachytherapy products increased primarily due to increases in service and source agreements related to sales of the electronic brachytherapy system. We expect service and supply revenue for our electronic brachytherapy products to increase as our installed base increases.

Gross Profit:

	Three months ended Sept 30,
	2012	2011	Change	% Change
Products	$1,527	$1,280	$247	19.3%
Service & supply	541	650	(109)	(16.8)%
Amortization of acquired intangibles	233	233	—	0.0%

Total cost of revenue	$2,301	$2,163	$138	6.4%

Gross profit	$5,882	$5,889	$(7)	(0.1)%

Gross profit for the three month period ended September 30, 2012 was $5.9 million, or 71.9% of revenue as compared to $5.9 million or 73.1% of revenue in the three month period ended September 30, 2011. Gross profit percent decreased primarily due to changes in the mix of business driven by the increases in revenues from electronic brachytherapy products, which has a lower gross profit percentage than CAD products. Gross profit percent is also impacted by amortization of acquired technology, and costs related to the fixed cost of our manufacturing operation.

Operating Expenses:

	Three months ended Sept 30,
	2012	2011	Change	Change %
Operating expenses:
Engineering and product development	$1,971	$2,630	$(659)	(25.1)%
Marketing and sales	2,842	3,108	(266)	(8.6)%
General and administrative	1,710	2,147	(437)	(20.4)%
Contingent consideration	—	(3,800)	3,800	100.0%
Goodwill impairment	—	26,828	(26,828)	(100.0)%
Loss on indemnification asset	—	508	(508)	(100.0)%

Total operating expenses	$6,523	$31,421	$(24,898)	(79.2)%

Engineering and Product Development. Engineering and product development costs for the three month period ended September 30, 2012 decreased by $0.7 million or 25%, from $2.6 million in 2011 to $2.0 million in 2012. The decrease in engineering and product development costs was primarily due to a decrease in personnel expenses of approximately $200,000 combined with consulting costs, and expenses for CAD related reader studies of approximately $430,000 that were incurred in the three months ended September 30, 2011.

Marketing and Sales. Marketing and sales expenses decreased by $0.3 million or 9%, from $3.1 million in the three month period ended September 30, 2011 to $2.8 million in three month period ended September 30, 2012. The decrease in marketing and sales expenses primarily resulted from reductions in personnel, third party commissions and travel related expenses of approximately $250,000 as compared to the three months ended September 30, 2011.

General and Administrative. General and administrative expenses decreased by $0.4 million or 20%, from $2.1 million in the three month period ended September 30, 2011 to $1.7 million in the three month period ended September 30, 2012. The decrease in general and administrative expense is primarily due approximately $240,000 of legal expenses related to ongoing patent litigation that was settled in December 2011, which was incurred in the three months ended September 30, 2011 and reductions in facility costs of $126,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and a decrease in amortization expense of $96,000 in the three months ended September 30, 2012 as compared to 2011.

Contingent Consideration. Contingent consideration represents a gain of $3.8 million in the quarter ended September 30, 2011, as the Company determined that the revenue thresholds relating to the Xoft transaction as described in Note 4 of the accompanying Condensed Consolidated Financial Statements were unlikely to be met. There were no changes recorded during the three months ended September 30, 2012.

Goodwill impairment. We recognized an impairment charge of approximately $26.8 million in the three month period ended September 30, 2011. Due to the sustained decline in the market capitalization of the Company as of September 30, 2011, an impairment analysis was performed. The impairment charge was the result of determining the implied fair value of goodwill of our single reporting unit, which was less than the carrying value at September 30, 2011.

Loss on indemnification asset. The Company recorded an indemnification asset in connection with the acquisition of Xoft in 2010 in the period ended September 30, 2011. The loss of $508,000 represented a loss on the asset related to the fair value of the underlying stock.

Other Income and Expense:

	Three months ended September 30,
	2012	2011	Change	Change %
Gain from change in fair value of warrants	$126	$—	$126	100.0%
Interest expense	(883)	(111)	(772)	695.5%
Other income (expense)	(67)	6	(73)	(1216.7)%

	$(824)	$(105)	$(719)	684.8%

Gain from change in fair value of Warrants. The $126,000 gain from the change in fair value of the warrants for the period ended September 30, 2012 resulted from a decrease in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to an decrease in volatility, which is one of the key assumptions in determining the value of the warrants.

Interest Expense. Interest expense increased by $772,000 or 696% for the three month period ended September 30, 2012 as compared to interest expense of $111,000 in the three month period ended September 30, 2011. Interest expense is due primarily to $786,000 of interest expense related to credit facility entered into with certain entities affiliated with Deerfield Management in December 2011 described in Note 3 of the accompanying Condensed Consolidated Financial Statements. Interest related to the Hologic and Zeiss settlement obligations was $97,000 as compared to $111,000 in the third quarter of 2011.

Other Income and (Expense). Other expense of $67,000 is primarily related to the disposal of assets related due to the move of our California facility in September 2012. Interest income reflects income earned from our money market accounts which increased in 2012.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenue:

Nine months ended September 30:

Total revenue for the nine month period ended September 30, 2012 was $20.5 million compared with revenue of $22.0 million for the nine month period ended September 30, 2011, a decrease of $1.6 million, or 7.2%. The decrease in revenue was primarily due to a reduction in digital, MRI and film based revenues offset by increases from the electronic brachytherapy products and an increase in service and supply revenue.

	Nine months ended September 30,
	2012	2011	Change	% Change
Digital & MRI revenue	$6,128	$10,751	$(4,623)	(43.0)%
Film based revenue	1,198	1,670	(472)	(28.2)%
Electronic Brachytherapy	6,107	3,042	3,065	100.8%
Service & supply revenue	7,024	6,579	445	6.8%

Total revenue	$20,457	$22,042	$(1,585)	(7.2)%

Our digital and MRI CAD revenue for the nine month period ended September 30, 2012 decreased $4.6 million or 43%, to $6.1 million compared to revenue of $10.8 million in the nine month period ended September 30, 2011. The decrease was due primarily to decreases in sales to our OEM partners as a result of decreases in market share in their business combined with a declining market opportunity in the U.S. digital CAD market.

Revenue from iCAD’s film based products decreased 28% or $472,000, to $1.2 million in the nine month period ended September 30, 2012, from $1.7 million in the nine month period ended September 30, 2011. This decrease was primarily attributed to the decline in sales of our TotalLook MammoAdvantage. The TotalLook MammoAdvantage product is used for digitizing film based prior mammography exams for comparative reading and is sold to further optimize workflow in a digital mammography environment. This decrease continues to reflect the expected decrease in demand for film-based products and accessories as the marketplace continues to transition to digital technologies.

Revenue from our Axxent electronic brachytherapy system and accessories was $6.1 million in the nine month period ended September 30, 2012 an increase of 100% from $3.0 million for the nine month period ended September 30, 2011. Demand for the Axxent electronic brachytherapy System improved during the quarter, with sales increases for the controllers as well as the related accessories. Sales growth for electronic brachytherapy products was also enhanced by continued increases in the sales of balloon and surface applicators, which reflects increased procedure volumes.

Service and supply revenue increased 6.8% or $445,000 in the nine month period ended September 30, 2012, to $7.0 million from $6.6 million in nine month period ended September 30, 2011. Service and supply revenue relating to our digital CAD and TotalLookMammoAdvantage systems was approximately $5.3 million for the nine month period ended September 30, 2012 and remained flat as compared to the nine month period ended September 30, 2011. Service and supply revenue in the third quarter of 2012 included approximately $1.8 million related to the Axxent electronic brachytherapy products, which represented an increase of $560,000 or 45% as compared to $1.2 million in the nine month period ended September 30, 2011. Service and supply revenue related to our electronic brachytherapy products increased primarily due to increases in service agreements related to sales of the electronic brachytherapy system. We expect service and supply revenue for our electronic brachytherapy products to increase as sales of the Axxent Controller system increase.

Gross Profit:

	Nine months ended Sept 30,
	2012	2011	Change	% Change
Products	$3,603	$3,627	$(24)	(0.7)%
Service & supply	1,678	2,191	(513)	(23.4)%
Amortization of acquired technology	698	699	(1)	(0.1)%

Total cost of revenue	$5,979	$6,517	$(538)	(8.3)%

Gross profit	$14,478	$15,525	$(1,047)	(6.7)%

Gross profit for the nine month period ended September 30, 2012 was $14.5 million, or 70.8% of revenue as compared to $15.5 million or 70.4% of revenue in the nine month period ended September 30, 2011. Gross profit percent remained flat despite the decrease in revenue, due to improved service and supply margins due to ongoing expense reductions which reduced fixed operating costs, offset by a change in the product mix for electronic brachytherapy products which has a lower gross profit percentage than CAD products. Gross profit percent is impacted by amortization of acquired technology, and costs related to the fixed cost of our manufacturing operation, as well as the mix of product sales.

Operating Expenses:

	Nine months ended Sept 30,
Operating expenses:	2012	2011	Change	Change %
Engineering and product development	$6,158	$8,710	$(2,552)	(29.3)%
Marketing and sales	7,976	10,780	(2,804)	(26.0)%
General and administrative	4,946	8,364	(3,418)	(40.9)%
Contingent consideration	—	(4,900)	4,900	100.0%
Goodwill impairment	—	26,828	(26,828)	(100.0)%
Loss on indemnification asset	—	801	(801)	(100.0)%

Total operating expenses	$19,080	$50,582	$(31,502)	(62.3)%

Engineering and Product Development. Engineering and product development costs for the nine month period ended September 30, 2012 decreased by $2.6 million, or 29%, from $8.7 million for the same period in 2011 to $6.2 million for the same period in 2012. The decrease in engineering and product development costs was primarily due to decreases in personnel costs of approximately $1.0 million as compared to 2011, due to expense reduction initiatives in 2011, approximately $1.1 million in costs for a reader study that was incurred during the nine months ended September 30, 2011, and approximately $400,000 of costs related to the Axxent Flexishield that were incurred during the nine months ended September 30, 2011.

Marketing and Sales. Marketing and sales expenses decreased by $2.8 million or 26%, from $10.8 million in the nine month period ended September 30, 2011 to $8.0 million in nine month period ended September 30, 2012. The decrease in marketing and sales expenses primarily resulted from reductions of approximately $2.5 million in personnel and related expenses and approximately $300,000 in other overhead expenses due to operating expense reductions as a result of cost saving initiatives implemented in the second quarter of 2011.

General and Administrative. General and administrative expenses decreased by $3.4 million, or 41%, from $8.4 million in the nine month period ended September 30, 2011 to $5.0 million in the nine month period ended September 30, 2012. The decrease in general and administrative expense is primarily due to reductions in personnel costs of approximately $900,000 resulting primarily from cost saving initiatives implemented in the second quarter of 2011, approximately $1.4 million in legal expenses related to on-going patent litigation that was settled in December 2011, approximately $200,000 of transaction related costs incurred in the first quarter of 2011 due to the acquisition of Xoft, and the balance of $900,000 in other cost reductions during 2012 from ongoing expense controls.

Contingent Consideration. Contingent Consideration represents a gain of $4.9 million in the nine months ended September 30, 2011, as the Company determined that the revenue thresholds relating to the Xoft transaction as described in Note 4 of the accompanying Condensed Consolidated Financial Statements, were unlikely to be met. There were no changes recorded during the nine months ended September 30, 2012.

Goodwill impairment. We recognized an impairment charge of approximately $26.8 million in the three month period ended September 30, 2011. Due to the sustained decline in the market capitalization of the Company as of September 30, 2011, an impairment analysis was performed. The impairment charge was the result of determining the implied fair value of goodwill of our single reporting unit, which was less than the carrying value at September 30, 2011.

Loss on indemnification asset. The Company recorded an indemnification asset in connection with the acquisition of Xoft in 2010 during the nine months ended September 30, 2011. The loss of $801,000 represented a loss on the asset related to the fair value of the underlying stock.

Other Income and Expense:

	Nine months ended September 30,
	2012	2011	Change	Change %
Gain from change in fair value of warrants	$512	$—	$512	100.0%
Interest expense	(2,549)	(327)	(2,222)	679.5%
Other income (expense)	(33)	24	(57)	(237.5)%

	$(2,070)	$(303)	$(1,767)	583.2%

Gain from change in fair value of warrants. The $512,000 gain from change in fair value of the warrants for the nine months ended September 30, 2012 resulted from a reduction in the fair value of the Warrants under the binomial lattice based valuation methodology, due primarily to the decline in our stock price and a decrease in volatility, which are the primary determinants of the value of the warrants. We expect continued variability in the value of the warrants due to the nature of the underlying assumptions that determine the value of warrants.

Interest Expense. Interest expense increased by $2.2 million or 680% for the nine month period ended September 30, 2012 as compared to interest expense of $327,000 in the nine month period ended September 30, 2011. Interest expense was primarily due to $2.2 million of interest expense related to the financing obligation established in January 2012. Interest related to the Hologic and Zeiss settlement obligations combined was $313,000 for the nine months ended September 30, 2012 as compared to $327,000 in the nine months ended September 30, 2011.

Other Income and (Expense). Other expense in the nine months ended September 30, 2012 was primarily related to the disposal of assets due to the move of the California facility in September 2012, versus interest income in the nine months ended September 30, 2011.

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

As of September 30, 2012, the Company had cash and cash equivalents of $13.8 million, current assets of $21.9 million, current liabilities of $13.3 million and working capital of $8.6 million. The ratio of current assets to current liabilities was 1.65:1.

On December 29, 2011, we entered into several agreements with entities affiliated with Deerfield pursuant to which Deerfield agreed to provide $15 million in funding to the Company. Pursuant to the terms of the Facility Agreement, on the Funding Date we issued to Deerfield Notes in the aggregate principal amount of $15 million. Under the Revenue Purchase Agreement, we agreed to pay Deerfield a portion of our revenues until the maturity date of the Notes, whether or not the Notes are outstanding through that date. On the Funding Date, we issued to Deerfield, Warrants at an exercise price of $3.50 per share and a second B Warrant (to purchase an additional 100,000 shares of common stock at an exercise price of $3.50 per share, which may become exercisable if certain conditions are met, as described in the Warrant Agreement. We are obligated to pay interest at 5.75% on the balance of the Notes that are outstanding, which is approximately $216,000 per quarter until the fourth quarter of 2014. In 2015, interest is approximately $162,000 per quarter and in 2016, interest is approximately $108,000 per quarter, with the final payment of $7.5 million on the Notes balance due in January 2017 (unless we elect to extend). We are also required to pay a minimum commitment of $125,000 per quarter under the Revenue Purchase Agreement; however this minimum is met at approximately $2.9 million of revenue per quarter. We expect to exceed the minimum revenue thresholds on a quarterly basis.

Net cash used for operating activities for the nine month period ended September 30, 2012 was $4.6 million, compared to net cash used for operating activities of $9.5 million for the nine month period ended September 30, 2011. The cash used for operating activities for the nine months ended September 30, 2012 resulted primarily from a net loss of $6.7 million, a reduction in accrued expenses of approximately $2.2 million an increase in accounts receivable of $1.7 million offset by an accounts payable decrease of $1.1 million and other adjustments (primarily depreciation and amortization) to net income of approximately $4.9 million. We expect that cash used or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the nine month period ended September 30, 2012 was $468,000 as compared $242,000 for the nine month period ended September 30, 2011. Cash used for investing activities consisted primarily of additions to property and equipment.

Net cash provided by financing activities for the nine month period ended September 30, 2012 was $14.3 million, which consisted of cash received in connection with the financing. Cash used for financing activities in the nine months ended September 30, 2011 consisted primarily of cash paid related to the acquisition of Xoft.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Lease Obligations	$2,269	$495	$942	$832	$—
Settlement Obligations	3,500	1,025	1,050	1,050	375
Notes Payable	20,484	1,362	6,367	12,755	—
Other Commitments	2,689	1,872	817	—	—

Total Contractual Obligations	$28,942	$4,754	$9,176	$14,637	$375

Settlement obligations represent the minimum payments attributable to the obligations related primarily to Zeiss and Hologic.

Other commitments represent firm purchase obligations to key suppliers for future product deliverables.

In addition to the contractual obligations related to the interest payments from the Notes, the Company is obligated under the revenue purchase agreement discussed in Note 3 of the accompanying financial statements, to pay Deerfield 4.25% of revenues up to $25 million, either 2.75% or 2.25% of annual revenues from $25 million to $50 million and 1.0% of annual revenues in excess of $50 million. Included in the above amounts are the minimum annual payments under the revenue purchase agreement of $125,000 per quarter payable in arrears. The Company has only included the minimum annual payments in Notes Payable.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2012, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (”Exchange Act”)) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2012, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to the detailed discussion regarding litigation set forth in Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

The Company is involved in various legal matters that are in the process of litigation or settled in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on our financial condition. However, such matters could have a material adverse effect on our operating results and cash flows for a particular period.

Item 1A.	Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell or purchase any of its securities during the three months ended September 30, 2012.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Incorporation of iCAD, Inc., dated as of August 15, 2012.(1)

10.1	Employment Agreement, dated as of September 25, 2012, by and between iCAD, Inc. and Kenneth Ferry.(2)

10.2	Form of Option Agreement under the Company’s 2012 Stock Incentive Plan.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements**.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on August 15, 2012

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2012

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

iCAD, Inc.
(Registrant)

Date: November 13, 2012	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date: November 13, 2012	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President of Finance and Chief Financial Officer, Treasurer