Form 10-Q
period 2013-03-31
ICAD INC
filed 2013-05-09
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of the close of business on May 7, 2013 there were 10,836,077 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$12,673	$13,948
Trade accounts receivable, net of allowance for doubtful accounts of $82 in 2013 and $48 in 2012	5,466	4,980
Inventory, net	1,773	2,119
Prepaid expenses and other current assets	558	486

Total current assets	20,470	21,533

Property and equipment, net of accumulated depreciation and amortization of $3,796 in 2013 and $3,627 in 2012	1,372	1,483
Other assets	585	638
Intangible assets, net of accumulated amortization of $11,174 in 2013 and $10,744 in 2012	14,801	15,230
Goodwill	21,109	21,109

Total assets	$58,337	$59,993

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,724	$1,940
Accrued and other expenses	2,933	4,142
Interest payable	553	499
Warrant liability	1,107	1,538
Deferred revenue	6,972	6,520

Total current liabilities	13,289	14,639

Deferred revenue, long-term portion	1,642	1,502
Other long-term liabilities	1,169	1,341
Notes payable	15,000	14,846

Total liabilities	31,100	32,328

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 11,021,908 in 2013 and 10,993,933 in 2012; outstanding 10,836,077 in 2013 and 10,808,102 in 2012	110	110
Additional paid-in capital	165,715	165,416
Accumulated deficit	(137,173)	(136,446)
Treasury stock at cost 185,831 in 2013 and 2012	(1,415)	(1,415)

Total stockholders’ equity	27,237	27,665

Total liabilities and stockholders’ equity	$58,337	$59,993

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Products	$5,060	$4,051
Service and supplies	2,870	2,292

Total revenue	7,930	6,343

Cost of revenue:
Products	1,355	1,107
Service and supplies	694	577
Amortization of acquired intangibles	233	232

Total cost of revenue	2,282	1,916

Gross profit	5,648	4,427

Operating expenses:
Engineering and product development	1,866	2,212
Marketing and sales	2,438	2,646
General and administrative	1,672	1,595

Total operating expenses	5,976	6,453

Loss from operations	(328)	(2,026)

Gain from change in fair value of warrant	431	599
Interest expense	(826)	(835)
Other income	6	9

Other (expense) income, net	(389)	(227)

Loss before income tax expense	(717)	(2,253)

Income tax expense	(10)	(11)

Net loss and comprehensive loss	$(727)	$(2,264)

Net loss per share:
Basic and diluted	$(0.07)	$(0.21)

Weighted average number of shares used in computing loss per share:
Basic and diluted	10,820	10,776

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2013	2012
	(in thousands)
Cash flow from operating activities:
Net loss	$(727)	$(2,264)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	183	241
Amortization	430	523
Bad debt provision	35	—
Gain from change in fair value of warrant	(431)	(599)
Loss on disposal of assets	25	51
Stock-based compensation expense	307	215
Amortization of debt discount and debt costs	198	227
Interest on settlement obligations	75	112
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(521)	(437)
Inventory	346	254
Prepaid and other current assets	(63)	(104)
Accounts payable	(215)	55
Accrued expenses	(1,403)	(1,909)
Deferred revenue	592	(258)

Total adjustments	(442)	(1,629)

Net cash used for operating activities	(1,169)	(3,893)

Cash flow from investing activities:
Additions to patents, technology and other	(2)	(3)
Additions to property and equipment	(97)	(31)

Net cash used for investing activities	(99)	(34)

Cash flow from financing activities:
Taxes paid related to restricted stock issuance	(7)	(9)
Proceeds from debt financing, net	—	14,325

Net cash (used for) provided by financing activities	(7)	14,316

Increase (decrease) in cash and equivalents	(1,275)	10,389
Cash and equivalents, beginning of period	13,948	4,576

Cash and equivalents, end of period	$12,673	$14,965

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiary (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2013, the results of operations for the three month period ended March 31, 2013 and 2012, respectively, and cash flows for the three month period ended March 31, 2013 and 2012, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 27, 2013. The results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or any future period.

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

The Company recognizes revenue from the sale of its digital, film-based CAD and electronic brachytherapy (“eBx”) products and services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“Accounting Standards Update “ASU” 2009-13) and ASC Update No. 2009-14, “Certain Arrangements That Contain Software Elements” (Update No. 2009-14). (“ASU 2009-14”). Revenue for the sale of certain CAD products is recognized in accordance with ASC 840 (“Leases”) (“ASC 840”). For multiple element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining BESP for deliverables without

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

VSOE or TPE considers multiple factors including relative selling prices; competitive prices in the marketplace, and management judgment, however, these may vary depending upon the unique facts and circumstances related to each deliverable.

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

The Company has determined that iCAD’s Digital, MRI and film based sales generally follow the guidance of FASB ASC Topic 605 “Revenue Recognition” (“ASC 605”) as the software has been considered essential to the functionality of the product per the guidance of ASU 2009-14. Typically, the responsibility for the installation process lies with the OEM partner. When iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand-alone value to the customer. In these instances, the Company allocates the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed according to the VSOE of the element. Revenue from the Digital, MRI and film based equipment when there is installation is recognized based on the relative selling price allocation of the BESP.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs. In the quarter ended March 31, 2013, the Company included in cost of revenue, approximately $137,000 of expense related to the newly enacted Medical Device Excise tax.

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

A summary of the Company’s calculation of net loss per share is as follows:

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(727)	$(2,264)

Basic shares used in the calculation of net loss per share	10,820	10,776

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of net loss per share	10,820	10,776

Net loss per share - basic	$(0.07)	$(0.21)

Net loss per share - diluted	$(0.07)	$(0.21)

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

The shares of the Company’s common stock, issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended
	March 31,
	2013	2012
Stock Options	1,426,077	1,240,405
Warrants	550,000	550,000
Restricted Stock	220,250	82,297

Stock options, warrants and restricted stock	2,196,327	1,872,702

Note 3 - Long Term Debt

On December 29, 2011, the Company entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (“Deerfield”), pursuant to which Deerfield agreed to provide $15 million in funding to the Company. Pursuant to the terms of a Facility Agreement, dated as of December 29, 2011 (the “Facility Agreement”), on January 6, 2012 (the “Funding Date”), the Company issued to Deerfield promissory notes in the aggregate principal amount of $15 million (the “Note”). Under a Revenue Purchase Agreement, dated as of December 29, 2011 (the “Revenue Purchase Agreement”), the Company agreed to pay Deerfield a portion of the Company’s revenues until the maturity date of the Note, whether or not the Note is outstanding through that date. On the Funding Date, the Company issued to Deerfield (i) six-year warrants to purchase up to 450,000 shares of common stock at an exercise price of $3.50 per share (the “Warrants”) and (ii) a second Warrant (the “B Warrant”) to purchase an additional 100,000 shares of common stock at an exercise price of $3.50 per share, which may become exercisable if certain conditions are met, as described in the Warrants. Collectively, these transactions are referred to as the “Transactions.” On the Funding Date, the Company received net proceeds of $14,325,000 from the Transactions, representing $15,000,000 of gross proceeds, less a $225,000 facility fee and a $450,000 finder’s fee before deducting other expenses of the Transactions.

The Facility Agreement has been accounted for as debt pursuant to ASC 470, Debt (“ASC 470”). The Facility Agreement had an original issue discount of approximately $4.1 million and an additional value allocated to the warrants of approximately $1.0 million. The discount is being accreted to the $15.0 million face value of the Note using the effective interest method with an effective interest rate of 17.35% based on the discount of approximately $5.1 million.

The original issue discount of approximately $4.1 million was assigned to the Revenue Purchase Agreement. Under this agreement, the Company is obligated to pay 4.25% of annual revenues up to $25 million, 2.75% of annual revenues from $25 million to $50 million during 2013 and 2014, and 2.25% of annual revenues during 2015, 2016 and if the Facility Agreement is extended, in 2017, and 1.0% of annual revenues in excess of $50 million. The $4.1 million discount assigned to the Revenue Purchase Agreement was capitalized as debt in accordance with ASC 470-10-25, “Sales of Future Revenues or Various Other Measures of Income”. The Company has estimated the cash flows associated with the Revenue Purchase Agreement and is amortizing the discount to interest expense over the expected term of the arrangement at an effective amortization rate of approximately 23.6%.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

The overall effective interest rate of the financing arrangement, excluding changes in the fair value of the warrants, is currently estimated to be approximately 19%.

The Warrants have been classified as debt in accordance with ASC 480 “Distinguishing Liabilities from Equity”, as the Warrants contain a feature whereby the Company could be required to redeem the Warrants for cash upon the occurrence of a major transaction, as defined in the Warrants. The value of the Warrants was determined using a binomial lattice model. The Warrant is being valued at fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations (see Note 6).

The Company determined that the B Warrant does not have any value as of the Funding Date, as the B Warrant is exercisable upon the Company’s election to extend the Facility Agreement. The Company does not plan to extend the Facility Agreement at this time. If the Company determines it will extend the Facility Agreement, the value of the “B Warrant” will be determined using the binomial lattice model at such time.

The following amounts are included in the consolidated balance sheet as of March 31, 2013 related to the Facility Agreement and Revenue Purchase Agreement:

Principal Amount of Facility Agreement	$15,000
Unamortized discount	(3,943)

Carrying amount of Facility Agreement	11,057

Revenue Purchase Agreement	3,943

Notes payable total	$15,000

The following amounts comprise interest expense included in our consolidated statement of operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Cash interest expense	$553	$496
Non-cash amortization of debt discount	154	187
Amortization of debt costs	44	40
Amortization of settlement obligations	75	112

Total interest expense	$826	$835

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

Cash interest expense represents the amount of interest expected to be paid in cash under the Facility agreement and the Revenue Purchase Agreement, which represents the interest of 5.75% on the Facility Agreement and the expected cash payments on the Revenue Purchase Agreement for the period. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs represents the costs incurred with the financing, which is primarily the facility fee and the finder’s fee which has been capitalized and, is expensed using the effective interest method. The amortization of the settlement obligations represent the interest associated with the settlement agreements for both Carl Zeiss Meditec AG and Hologic, Inc.

Note 4 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation - Stock Compensation”, (“ASC 718”).

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (prior period amounts have been adjusted for the reverse split):

	Three Months Ended March 31,
	2013	2012
Average risk-free interest rate	0.58%	1.75%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	61.5% to 68.9%	68.5% to 68.8%
Weighted average exercise price	$5.15	$2.90
Weighted average fair value	$2.28	$1.45

As of March 31, 2013 unrecognized compensation cost related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$2,123,782
Weighted average term	1.22 years

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows:

	Three Months Ended March 31,
Aggregate intrinsic value	2013	2012

Stock options	$1,962,883	$—
Restricted stock	1,099,048	202,000

Note 5 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of March 31, 2013.

Settlement Obligations

In connection with the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately six years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $725,000. The Company recorded interest expense of approximately $30,000 and $35,000 in the three months ended March 31, 2013, and 2012, respectively, related to this obligation.

On December 22, 2011, the Company agreed to a settlement related to the litigation with Carl Zeiss Meditec AG. The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation to the opening balance sheet of Xoft. The present value of the liability was estimated at approximately $1.8 million as of December 31, 2011. The Company is obligated to pay $0.5 million in June 2013, $0.5 million in June 2015 and $0.5 million in June 2017, for a

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

total of $1.5 million. As of March 31, 2013, the remaining liability recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations is $1.1 million. The Company recorded interest expense of approximately $45,000 and $77,000 in the three months ended March 31, 2013, and 2012, respectively related to this obligation.

Litigation

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages - specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants. On January 18, 2012, three additional Jane Doe plaintiffs and one additional John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00538423-CU-PL-CXC) with identical allegations against the same defendants. On April 11, 2012, the above-referenced cases were consolidated for all purposes, excluding trial. On May 2, 2012, plaintiffs filed a master consolidated complaint, with the same case number as the original filed complaint. On August 2, 2012, plaintiffs filed fictitious name amendments adding defendants, Mel Silverstein, M.D., Peter Chen, M.D., Lisa Guerrera, M.D., Ralph Mackintosh, Ph.D., Robert Dillman, M.D., and Jack Cox. On September 14, 2012, an additional Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00598740-CU-PL-CXC) with identical allegations as plaintiffs above against the same original

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

defendants. On October 17, 2012, plaintiff John Doe No. 11 dismissed his complaint, with prejudice, as to all defendants. On November 26, 2012, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology, Inc. On January 15, 2013, plaintiffs filed a dismissal, with prejudice, as to defendant, Mel Silverstein, M.D., only. It is alleged that each Jane Doe plaintiff was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini was the subject of a voluntary recall. These claims are still in the early stages. Based upon our preliminary analysis, we plan to vigorously defend the lawsuits, however, a loss is reasonably possible. Since the amount of the potential damages in the event of an adverse result is not reasonably estimable, we are unable to estimate a range of loss and no expense has been recorded with respect to the contingent liability associated with this matter.

Note 6 - Fair Value Measurements

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities and our notes payable. The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of our notes payable approximates fair value.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

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

Fair value measurements using: (000’s) as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$12,336	$—	$—	$12,336

Total Assets	$12,336	$—	$—	$12,336

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrant Liability	—	—	1,538	1,538

Total Liabilities	$—	$—	$1,538	$1,538

Fair value measurements using: (000’s) as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$11,044	$0	$0	$11,044

Total Assets	$11,044	$0	$0	$11,044

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrant Liability	—	—	1,107	1,107

Total Liabilities	$—	$—	$1,107	$1,107

The fair value of contingent consideration is a Level 3 liability and was determined to be $0 at December 31, 2012 and March 31, 2013, as the Company does not expect to meet the revenue thresholds for the Xoft transaction.

As discussed in Note 3, the Company issued 450,000 warrants which were immediately exercisable and therefore were valued as of the Funding Date. The warrant liability for the

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

warrants associated with the debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of December 31, 2012 and March 31, 2013.

	March 31, 2013	December 31, 2012
Warrants
Exercise price	$3.50	$3.50

Volatility	42.5%	82.4%

Equivalent term (years)	4.77	5.00
Risk-free interest rate	0.9%	0.8%

The volatility was determined based on the definition in the Warrants, the risk-free interest rate was determined using the six year LIBOR rate as of the measurement date.

In addition the other significant assumptions include the probability of voluntary exercise versus a major transaction (as defined in the Warrants); and assuming a major transaction, the probability of cashless major exercise; and assuming a cashless major exercise, the annual probabilities for a major transaction. The Company has estimated a low probability of these items as of March 31, 2013.

The following sets forth a reconciliation of the changes in the fair value of warrants payable during the period:

Three months ended March 31, 2013
Balance as of December 31, 2012	$1,538
Fair value adjustment	(431)

Balance as of March 31, 2013	$1,107

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not consider any assets to be impaired during the three months ended March 31, 2013.

Note 7 - Income Taxes

At March 31, 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2013. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry forwards, The Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not under examination by any other federal or state jurisdiction for any tax years.

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

The Company measures the fair value of its reporting unit by comparing its market capitalization calculated based on the quoted closing share price of the Company’s common stock, using a reasonable control premium, multiplied by the number of shares outstanding at each reporting period (the “Market Approach”). If the fair value of the reporting unit is less than carrying value based on the above measure, the Company will then embark upon a Step 1 approach to determine the fair value of the reporting unit using a discounted cash flow (“Income Approach”). On an interim basis the Company may also use a discounted cash flow analysis to corroborate the control premium, to provide greater assurance that the Market Approach is reflective of fair value. The Company has consistently applied a control premium from period to period, and the premium is supported by industry transaction data of premiums potential acquirers would pay to gain control of the Company.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013

At October 1, 2012 (the date of the last annual impairment assessment), fair value, using the Market Approach exceeded carrying value by approximately $0.1 million. The Company also assessed fair value using an Income Approach which was approximately $39.2 million and exceeded carrying value by approximately $8.8 million. Accordingly, the Company did not evaluate goodwill using the second step (“Step 2”) of the goodwill impairment test as fair value exceeded carrying value.

At March 31, 2013 with a reasonable control premium, fair value using the Market Approach was approximately $70.3 million which exceeded carrying value by approximately $43.0 million.

The Company concluded there were no triggering events as of March 31, 2013.

The carrying amount of goodwill for the quarter ended March 31, 2013 was approximately $21.1 million.

Note 9 - Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The Company adopted the disclosure requirements of this ASU for the quarter ending March 31, 2013 and the disclosure had no impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, uncertainty of future sales and expense levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, regulatory changes and requirements applicable to our products, product market acceptance, possible technological obsolescence of products, increased competition, integration of the acquired businesses, the impact of litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy solutions for the early identification and treatment of cancer.

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

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts, a research and development facility in Ohio and, an operations, research, development, manufacturing and warehousing facility in San Jose, California.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a comprehensive list of the Company’s critical accounting policies, reference should be made to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 27, 2013.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue:

Three months ended March 31, 2013:

Total revenue for the three month period ended March 31, 2013 was $7.9 million compared with revenue of $6.3 million for the three month period ended March 31, 2012, an increase of approximately $1.6 million, or 25%. The increase in revenue was primarily due to an increase from the electronic brachytherapy products, an increase in service and supply revenue and an increase in digital and MRI revenues offset by a reduction in film based revenues.

	Three months ended March 31,
	2013	2012	Change	% Change
Digital & MRI revenue	$2,428	$2,190	$238	10.9%
Film based revenue	245	427	(182)	(42.6)%
Electronic Brachytherapy	2,387	1,434	953	66.5%
Service & supply revenue	2,870	2,292	578	25.2%

Total revenue	$7,930	$6,343	$1,587	25.0%

Our Digital and MRI CAD revenue for three month period ended March 31, 2013 increased $0.2 million or 11.0%, to $2.4 million compared to revenue of $2.2 million in the three month period ended March 31, 2012. The increase was due primarily to an increase in sales to our OEM partners.

Revenue from iCAD’s film based products decreased 42.6% or $182,000, to $245,000 in the three month period ended March 31, 2013 from $427,000 in the three month period ended March 31, 2012. Film based revenues have steadily declined, reflecting the shift from analog to digital technology.

Revenue from our Axxent Electronic Brachytherapy System and accessories was $2.4 million in the three month period ended March 31, 2013 an increase of 66.5% or $1.0 million from $1.4 million for the three month period ended March 31, 2012. Demand for the Axxent Electronic Brachytherapy System improved during the quarter, with sales increases for the controllers as well as the related accessories. Demand for the Axxent Electronic Brachytherapy System has continued to increase both for its use in the intra-operative radiation therapy (“IORT”) market, and for application in the treatment of non-melanoma skin cancers. Revenue growth for electronic brachytherapy products was also enhanced by continued sales increases for balloon and surface applicators, which we believe is based on market adoption of the systems resulting in increased procedure volumes.

Service and supply revenue increased 25.2%, or $0.6 million in the three month period ended March 31, 2013, to $2.9 million compared to $2.3 million in three months ended March 31, 2012. Service and supply revenue relating to our digital CAD and TotalLookMammoAdvantage (“TLMA”) systems was approximately $2.0 million for the three month period ended March 31, 2013 and increased by $0.3 million from $1.7 million as compared to the three months ended March 31, 2012. The increase in CAD service and supply revenue is due primarily to increases in

Platinum service contracts, which was offset slightly by the decrease in TLMA service contracts, as Platinum replaces TLMA contracts. Service and supply revenue in the first quarter of 2013 included approximately $0.9 million related to the Axxent Electronic Brachytherapy products, which represented an increase of $0.3 million or 59.0% as compared to $0.6 million in the three months ended March 31, 2012. Service and supply revenue related to our electronic brachytherapy products increased primarily due to increases in service and source agreements related to sales of the electronic brachytherapy system. We expect service and supply revenue for our electronic brachytherapy products to increase as our installed base of electronic brachytherapy products increases.

Gross Profit:

	Three months ended March 31,
	2013	2012	Change	% Change
Products	$1,355	$1,107	$248	22.4%
Service & supply	694	577	117	20.3%
Amortization of acquired technology	233	232	1	0.4%

Total cost of revenue	$2,282	$1,916	$366	19.1%

Gross profit	$5,648	$4,427	$1,221	27.6%
Gross profit %	71.2%	69.8%

Gross profit for the three month period ended March 31, 2013 was $5.6 million, or 71.2% of revenue as compared to $4.4 million or 69.8% of revenue in the three month period ended March 31, 2012. Gross profit percent increased primarily due to changes in the mix of business driven by the increases in revenues from Digital,MRI products, and electronic brachytherapy products which have absorbed costs related to the fixed cost of our manufacturing operations. Gross profit percent is also impacted by amortization of acquired technology, and the impact of the medical device excise tax implemented as of January 1, 2013 which represented an additional $137,000 of expense as compared to the quarter ended March 31, 2012.

Operating Expenses:

	Three months ended March 31,
	2013	2012	Change	Change %
Operating expenses:
Engineering and product development	$1,866	$2,212	$(346)	(15.6)%
Marketing and sales	2,438	2,646	(208)	(7.9)%
General and administrative	1,672	1,595	77	4.8%

Total operating expenses	$5,976	$6,453	$(477)	(7.4)%

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2013 decreased by $0.3 million or 15.6%, from $2.2 million in 2012 to $1.9 million in 2013. The decrease in engineering and product development costs was primarily due to a decrease in consulting and subcontracting costs of approximately $280,000 combined with a reduction in personnel costs and depreciation expense.

Marketing and Sales. Marketing and sales expenses decreased by $0.2 million or 7.9%, from $2.6 million in the three month period ended March 31, 2012 to $2.4 million in three month period ended March 31, 2013. The decrease in marketing and sales expenses primarily resulted from reductions in tradeshow and consulting expenses as compared to the three months ended March 31, 2012.

General and Administrative. General and administrative expenses increased by $77,000 or 4.8%, from $1.6 million in the three month period ended March 31, 2012 to $1.7 million in the three month period ended March 31, 2013. The increase in general and administrative expense is primarily due to an increase in personnel costs, stock compensation and bad debt expense offset by a decrease in amortization expense as compared to the three months ended March 31, 2012.

Other Income and Expense:

	Three months ended March 31,
	2013	2012	Change	Change %
Gain from change in fair value of Warrant	$431	$599	(168)	(28.0)%
Interest expense	(826)	(835)	9	(1.1)%
Other income	7	9	(2)	(22.2)%

	$(388)	$(227)	$(161)	70.9%

Gain from change in fair value of Warrants. The $431,000 and $599,000 gain from the change in fair value of the warrants for the period ended March 31, 2013 and 2012, respectively, resulted from a decrease in the fair value of the Warrants under the binomial lattice based valuation methodology, due primarily to an decrease in volatility, which is one of the key assumptions in determining the value of the warrants. We expect the value of the Warrants to continue to fluctuate as changes in volatility which is driven by changes in our stock price, can have a significant impact on the value of the Warrants.

Interest Expense. Interest expense of $826,000 decreased by $9,000 or 1.1% for the three month period ended March 31, 2013 as compared to interest expense of $835,000 in the three month period ended March 31, 2012. Interest expense is due primarily to interest expense related to the credit facility entered into with certain entities affiliated with Deerfield Management. Interest related to the Hologic and Zeiss settlement obligations was $75,000 in the three months ended March 31, 2013 as compared to $112,000 in the same period in 2012.

Interest Income. Interest income of $7,000 and $9,000 for the quarters ended March 31, 2013, and 2012, respectively reflects income earned from our money market accounts.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand and projected cash generation from operations. Our ability to generate cash that is adequate to meet our future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, we may require additional financing, although there are no guarantees that we will be able to obtain the financing if necessary, on acceptable terms or at all.

As of March 31, 2013, the Company had cash and cash equivalents of $12.7 million, current assets of $20.5 million, current liabilities of $13.3 million and working capital of $7.2 million. The ratio of current assets to current liabilities was 1.54:1.

On December 29, 2011, we entered into several agreements with entities affiliated with Deerfield pursuant to which Deerfield agreed to provide $15 million in funding to the Company. Pursuant to the terms of the Facility Agreement, on the Funding Date we issued to Deerfield Notes in the aggregate principal amount of $15 million. Under the Revenue Purchase Agreement, we agreed to pay Deerfield a portion of our revenues until the maturity date of the Notes, whether or not the Notes are outstanding through that date. On the Funding Date, we issued to Deerfield, Warrants at an exercise price of $3.50 per share and a second B Warrant (to purchase an additional 100,000 shares of common stock at an exercise price of $3.50 per share, which may become exercisable if certain conditions are met, as described in the Warrant Agreement. Pursuant to the Revenue Purchase Agreement, we are obligated to pay interest at 5.75% on the balance of the Notes that are outstanding, which is approximately $216,000 per quarter until the fourth quarter of 2014. In 2015, interest is approximately $162,000 per quarter and in 2016, interest is approximately $108,000 per quarter, with the final payment of $7.5 million on the Notes balance due in January 2017 (unless we elect to extend). We are also required to pay a minimum commitment of $125,000 per quarter under the Revenue Purchase Agreement; however this minimum is met at approximately $2.9 million of revenue per quarter. We expect to exceed the minimum revenue thresholds on a quarterly basis.

Net cash used for operating activities for the three month period ended March 31, 2013 was $1.2 million, compared to net cash used for operating activities of $3.9 million for the three month period ended March 31, 2012. The cash used for operating activities for the three months ended March 31, 2013 resulted primarily from a net loss of $0.7 million, a reduction in accrued expenses of approximately $1.4 million an increase in accounts receivable of $0.5 million offset by an accounts payable decrease of $0.2 million and other adjustments (primarily depreciation and amortization) to net income of approximately $0.8 million. We expect that cash used or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the three month period ended March 31, 2013 was $99,000 as compared to $34,000 for the three month period ended March 31, 2012. Cash used for investing activities consisted primarily of additions to property and equipment.

Net cash used for financing activities for the three month period ended March 31, 2013 was $7,000 as compared to cash provided by financing activities for the three month period ended March 31, 2012 of $14.3 million, which consisted of cash received in connection with the credit facility entered into with Deerfield in December 2011, described in Note 3 of the accompanying Condensed Consolidated Financial Statements.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Lease Obligations	$2,082	$521	$937	$624	$—

Settlement Obligations	3,000	775	800	1,050	375

Notes Payable	19,803	1,363	10,009	8,431	—

Other Commitments	1,421	1,421	—	—	—

Total Contractual Obligations	$26,306	$4,080	$11,746	$10,105	$375

Settlement obligations represent the minimum payments attributable to the obligations related primarily to Zeiss and Hologic.

Other commitments represent a firm purchase obligation to a key supplier for future product deliverables.

In addition to the contractual obligations related to the interest payments from the Notes, the Company is obligated under the revenue purchase agreement discussed in Note 3 of the accompanying financial statements, to pay Deerfield 4.25% of revenues up to $25 million, either 2.75% (for 2013 and 2014) or 2.25% (for 2015, 2016 and if applicable 2017) of annual revenues from $25 million to $50 million and 1.0% of annual revenues in excess of $50 million. Included in the above amounts are the minimum annual payments under the revenue purchase agreement of $125,000 per quarter payable in arrears. The Company has included only the minimum annual payments in Notes Payable.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2013, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2013, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to the detailed discussion regarding litigation set forth in Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Item 1A. Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January and February the Company granted an aggregate of 186,250 shares of restricted stock to employees. Of these shares 46,250 were granted on January 30, 2013 and 140,000 that were granted to executives on February 11, 2013 and previously disclosed via Form 4. The 186,250 shares of restricted stock were granted to employees as an incentive for performance and to encourage retention.

The securities described above were issued upon the exemption from the registration requirements of the Securities Act of 1933, as amended, upon reliance on Section 4(2) thereof and/or regulation D promulgated thereunder. No underwriters were employed in any of these transactions. Each of the certificates issued bears, or will bear, a legend stating that resale of the shares is restricted without compliance with the registration requirements of the Securities Act or the availability of an exemption from such registration requirements and stop transfer instructions have been, or will be, placed with the transfer agent with respect to the transfer of the shares issued.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	May 9, 2013	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date:	May 9, 2013	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President of Finance and Chief Financial Officer, Treasurer