Form 10-Q
period 2013-06-30
ICAD INC
filed 2013-08-08
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of the close of business on August 6, 2013 there were 10,850,244 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$12,912	$13,948
Trade accounts receivable, net of allowance for doubtful accounts of $73 in 2013 and $48 in 2012	6,099	4,980
Inventory, net	1,941	2,119
Prepaid expenses and other current assets	467	486

Total current assets	21,419	21,533

Property and equipment, net of accumulated depreciation and amortization of $3,947 in 2013 and $3,627 in 2012	1,343	1,483
Other assets	531	638
Intangible assets, net of accumulated amortization of $11,604 in 2013 and $10,744 in 2012	14,388	15,230
Goodwill	21,109	21,109

Total assets	$58,790	$59,993

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,480	$1,940
Accrued and other expenses	2,829	4,142
Interest payable	543	499
Warrant liability	1,678	1,538
Deferred revenue	7,433	6,520

Total current liabilities	14,963	14,639

Deferred revenue, long-term portion	1,775	1,502
Other long-term liabilities	1,248	1,341
Notes payable	15,169	14,846

Total liabilities	33,155	32,328

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 11,022,742 in 2013 and 10,993,933 in 2012; outstanding 10,836,911 in 2013 and 10,808,102 in 2012	110	110
Additional paid-in capital	165,995	165,416
Accumulated deficit	(139,055)	(136,446)
Treasury stock at cost, 185,831 shares in 2013 and 2012	(1,415)	(1,415)

Total stockholders’ equity	25,635	27,665

Total liabilities and stockholders’ equity	$58,790	$59,993

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Products	$4,504	$3,536	$9,564	$7,587
Service and supplies	3,208	2,395	6,078	4,687

Total revenue	7,712	5,931	15,642	12,274

Cost of revenue:
Products	1,446	969	2,801	2,076
Service and supplies	810	560	1,504	1,137
Amortization of acquired intangibles	234	233	467	465

Total cost of revenue	2,490	1,762	4,772	3,678

Gross profit	5,222	4,169	10,870	8,596

Operating expenses:
Engineering and product development	1,756	1,975	3,622	4,187
Marketing and sales	2,337	2,488	4,775	5,134
General and administrative	1,602	1,603	3,274	3,198

Total operating expenses	5,695	6,066	11,671	12,519

Loss from operations	(473)	(1,897)	(801)	(3,923)

(Loss) gain from change in fair value of warrant	(571)	(213)	(140)	386
Interest expense	(834)	(831)	(1,660)	(1,666)
Other income	6	9	12	18

Other expense, net	(1,399)	(1,035)	(1,788)	(1,262)

Loss before income tax expense	(1,872)	(2,932)	(2,589)	(5,185)

Income tax expense	(10)	(11)	(20)	(22)

Net loss and comprehensive loss	$(1,882)	$(2,943)	$(2,609)	$(5,207)

Net loss per share:
Basic and diluted	$(0.17)	$(0.27)	$(0.24)	$(0.48)

Weighted average number of shares used in computing loss per share:
Basic and diluted	10,836	10,794	10,828	10,785

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2013	2012
	(in thousands)
Cash flow from operating activities:
Net loss	$(2,609)	$(5,207)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	365	466
Amortization	860	1,046
Bad debt provision	35	—
Gain (loss) from change in fair value of warrant	140	(386)
Loss on disposal of assets	49	67
Stock-based compensation expense	601	448
Amortization of debt discount and debt costs	412	498
Interest on settlement obligations	152	216
Changes in operating assets and liabilities:
Accounts receivable	(1,154)	669
Inventory	178	80
Prepaid and other current assets	37	1
Accounts payable	541	268
Accrued expenses	(1,513)	(2,291)
Deferred revenue	1,185	(223)

Total adjustments	1,888	859

Net cash used for operating activities	(721)	(4,348)

Cash flow from investing activities:
Additions to patents, technology and other	(19)	(3)
Additions to property and equipment	(274)	(275)

Net cash used for investing activities	(293)	(278)

Cash flow from financing activities:
Issuance of common stock for cash	3	—
Taxes paid related to restricted stock issuance	(25)	(13)
Proceeds from debt financing, net	—	14,325

Net cash (used for) provided by financing activities	(22)	14,312

Increase (decrease) in cash and equivalents	(1,036)	9,686
Cash and equivalents, beginning of period	13,948	4,576

Cash and equivalents, end of period	$12,912	$14,262

Supplemental disclosure of cash flow information:
Interest paid	$1,052	$485

Taxes paid	$33	$17

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiary (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2013, the results of operations for the three and six month period ended June 30, 2013 and 2012, respectively, and cash flows for the three and six month period ended June 30, 2013 and 2012, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2012 filed with the SEC on February 27, 2013. The results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or any future period.

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

June 30, 2013

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs. In the three and six months ended June 30, 2013, the Company included in cost of revenue, approximately $134,000 and $271,000, respectively of expense related to the newly enacted Medical Device Excise tax.

Segments

The Company now reports the results of two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy (“Axxent”) products.

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(1,882)	$(2,943)	$(2,609)	$(5,207)

Basic shares used in the calculation of net loss per share	10,836	10,794	10,828	10,785

Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	10,836	10,794	10,828	10,785

Net loss per share - basic	$(0.17)	$(0.27)	$(0.24)	$(0.48)

Net loss per share - diluted	$(0.17)	$(0.27)	$(0.24)	$(0.48)

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

The shares of the Company’s common stock, issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended June 30,
	2013	2012
Stock Options	1,410,127	1,097,004
Warrants	550,000	550,000
Restricted Stock	220,250	81,297

Stock options, warrants and restricted stock	2,180,377	1,728,301

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

June 30, 2013

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

The Company determined that the B Warrant did not have any value as of the Funding Date, as the B Warrant is exercisable upon the Company’s election to extend the Facility Agreement. The Company does not plan to extend the Facility Agreement at this time. If the Company determines it will extend the Facility Agreement, the value of the “B Warrant” will be determined using the binomial lattice model at such time.

The following amounts are included in the consolidated balance sheet as of June 30, 2013 related to the Facility Agreement and Revenue Purchase Agreement:

Principal Amount of Facility Agreement	$15,000
Unamortized discount	(3,679)

Carrying amount of Facility Agreement	11,321

Revenue Purchase Agreement	3,848

Notes payable total	$15,169

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

The following amounts comprise interest expense included in our consolidated statement of operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30
	2013	2012
Cash interest expense	$543	$467
Non-cash amortization of debt discount	169	218
Amortization of debt costs	45	42
Amortization of settlement obligations	77	104

Total interest expense	$834	$831

	Six months ended June 30
	2013	2012
Cash interest expense	$1,096	$952
Non-cash amortization of debt discount	323	416
Amortization of debt costs	89	82
Amortization of settlement obligations	152	216

Total interest expense	$1,660	$1,666

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

Note 4 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (prior period amounts have been adjusted for the reverse split):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average risk-free interest rate	0.39%	0.83%	0.45%	1.41%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	57.7% to 58.4%	67.4% to 67.8%	57.7% to 68.9%	67.4% to 68.8%
Weighted average exercise price	$5.08	$2.35	$5.14	$2.80
Weighted average fair value	$2.12	$1.15	$2.25	$1.40

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

As of June 30, 2013 unrecognized compensation cost related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	1,836,261
Weighted average term	1.12 years

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows:

	Period Ended June 30,
Aggregate intrinsic value	2013	2012

Stock options	$2,968,000	$500
Restricted stock	1,321,500	187,000

Note 5 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of June 30, 2013.

Settlement Obligations

In connection with the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately six years. In addition, a liability has been recorded within accrued expenses

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

and long-term settlement cost for future payment and for future minimum royalty obligations totaling $756,000. The Company recorded interest expense of approximately $31,000 and $62,000 in the three and six months ended June 30, 2013, and $37,000 and $72,000 in the three and six months ended June 30, 2012, respectively, related to this obligation.

On December 22, 2011, the Company agreed to a settlement related to the litigation with Carl Zeiss Meditec AG. The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation to the opening balance sheet of Xoft. The present value of the liability was estimated at approximately $1.8 million as of December 31, 2011. The Company is obligated to pay $0.5 million in June 2015 and $0.5 million in June 2017, for a total of $1.0 million. As of June 30, 2013, the remaining liability recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations is $0.6 million. The Company recorded interest expense of approximately $45,000 and $90,000 in the three and six months ended June 30, 2013, and $67,000 and $144,000 in the three and six months ended June 30, 2012, respectively related to this obligation.

Litigation

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages – specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants. On January 18, 2012, three additional Jane Doe plaintiffs and one additional John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00538423-CU-PL-CXC) with identical allegations against the same defendants. On April 11, 2012, the above-referenced cases were consolidated for all purposes, excluding trial. On May 2, 2012, plaintiffs filed a master consolidated complaint, with the same case number as the original filed complaint. On August 2, 2012, plaintiffs filed fictitious name amendments adding defendants, Mel Silverstein, M.D., Peter Chen, M.D., Lisa Guerrera, M.D., Ralph Mackintosh, Ph.D., Robert Dillman, M.D., and Jack Cox. On September 14, 2012, an additional Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00598740-CU-PL-CXC) with identical allegations as plaintiffs above against the same original defendants. On October 17, 2012, plaintiff John Doe No. 11 dismissed his complaint, with prejudice, as to all defendants. On November 26, 2012, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology, Inc. On January 15, 2013, plaintiffs filed a dismissal, with prejudice, as to defendant, Mel Silverstein, M.D., only. On May 28, 2013, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology. On July 11, 2013, American Ceramic Technology filed a cross-complaint for express and implied indemnity, apportionment, contribution and declaratory relief against all defendants. It is alleged that each Jane Doe plaintiff was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini was the subject of a voluntary recall. These claims are still in the early stages. Based upon our preliminary analysis, the Company plans to vigorously defend the lawsuits however a loss is reasonably possible. Since the amount of the potential damages in the event of an adverse result is not reasonably estimable, we are unable to estimate a range of loss and no expense has been recorded with respect to the contingent liability associated with this matter.

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

June 30, 2013

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

Fair value measurements using: (000’s) as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$12,336	$—	$—	$12,336

Total Assets	$12,336	$—	$—	$12,336

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrant Liability	—	—	1,538	1,538

Total Liabilities	$—	$—	$1,538	$1,538

Fair value measurements using: (000’s) as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$11,049	$—	$—	$11,049

Total Assets	$11,049	$—	$—	$11,049

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrant Liability	—	—	1,678	1,678

Total Liabilities	$—	$—	$1,678	$1,678

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

The fair value of contingent consideration is a Level 3 liability and was determined to be $0 at December 31, 2012 and June 30, 2013, as the Company does not expect to meet the revenue thresholds for the Xoft transaction.

As discussed in Note 3, the Company issued 450,000 warrants which were immediately exercisable and therefore were valued as of the Funding Date. The warrant liability for the warrants associated with the debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of December 31, 2012 and June 30, 2013.

	June 30, 2013	December 31, 2012
Warrants
Exercise price	$3.50	$3.50

Volatility	56.8%	82.4%

Equivalent term (years)	4.52	5.00
Risk-free interest rate	1.4%	0.8%

The volatility was determined based on the definition in the Warrants, the risk-free interest rate was determined using the six year LIBOR rate as of the measurement date.

In addition the other significant assumptions include the probability of voluntary exercise versus a major transaction (as defined in the Warrants); and assuming a major transaction, the probability of cashless major exercise; and assuming a cashless major exercise, the annual probabilities for a major transaction. The Company has estimated a low probability of these items as of June 30, 2013.

The following sets forth a reconciliation of the changes in the fair value of warrants payable during the period:

Six months ended June 30, 2013
Balance as of December 31, 2012	$1,538
Fair value adjustment	140

Balance as of June 30, 2013	$1,678

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not consider any assets to be impaired during the three months ended June 30, 2013.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

Note 7 - Income Taxes

At June 30, 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2013. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not under examination by any other federal or state jurisdiction for any tax years.

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

During the second quarter of 2013, the Company determined that it operated in two segments and, accordingly, determined that there are two reporting units. The Company is in the process of allocating the goodwill by reporting unit and will complete the analysis in conjunction with the annual impairment assessment. We do not expect the allocation of goodwill by reporting unit to have a material impact on the financial statements. In addition, the Company concluded there were no triggering events as of June 30, 2013.

The carrying amount of goodwill for the quarter ended June 30, 2013 was approximately $21.1 million.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

Note 9 – Segment Reporting

In accordance with FASB Topic ASC 280, “Segments”, operating segments, are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company now reports the results of two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy (“Axxent”) products. The primary factors used by our CODM to allocate resources are based on revenues, operating income, and earnings before interest, taxes, depreciation, amortization, and other specific and non-recurring items (“Adjusted EBITDA”) of each segment. Included in segment operating income are stock compensation, amortization of technology and depreciation expense.

We do not track our assets by operating segment and our CODM does not use asset information by segment to allocate resources or make operating decisions.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

Segment revenues, segment operating income, segment adjusted EBITDA and a reconciliation of segment operating income to loss before income tax is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment revenues:

Detection	$3,807	$4,433	$8,445	$8,772
Therapy	3,905	1,498	7,197	3,502

Total Revenue	$7,712	$5,931	$15,642	$12,274

Segment income (loss):

Detection	$1,052	$1,222	$2,626	$2,193
Therapy	77	(1,516)	(153)	(2,918)

Segment operating income (loss)	1,129	(294)	2,473	(725)

General and administrative expenses	(1,602)	(1,603)	(3,274)	(3,198)
Interest expense	(834)	(831)	(1,660)	(1,666)
(Gain) loss on fair value of warrant	(571)	(213)	(140)	386
Other income	6	9	12	18

Loss before income tax	$(1,872)	$(2,932)	$(2,589)	$(5,185)

Segment adjusted EBITDA:

Detection segment operating income	$1,052	$1,222	$2,626	$2,193
Stock compensation	90	82	195	161
Depreciation	45	34	86	73
Amortization	129	130	258	260

Detection adjusted EBITDA	$1,316	$1,468	$3,165	$2,687

Therapy segment operating income (loss)	$77	$(1,516)	$(153)	$(2,918)
Stock compensation	32	24	68	46
Depreciation	113	150	226	308
Amortization	234	233	468	465

Therapy adjusted EBITDA	$456	$(1,110)	$609	$(2,098)

Note 10 - Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2013

reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The Company adopted the disclosure requirements of this ASU and the disclosure had no impact on the financial statements.

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

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy solutions for the early identification and treatment of cancer. The Company now reports in two segments – Detection and Therapy.

The Company has grown primarily through acquisitions including CADx, Qualia Computing, CAD Sciences and Xoft to become a broad player in the oncology market.

In the Detection segment, its industry-leading solutions include advanced image analysis and workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, a comprehensive range of high-performance, upgradeable Computer-Aided Detection (CAD) systems and workflow solutions for mammography, Magnetic Resonance Imaging (MRI) and Computed Tomography CT.

The Company intends to continue the extension of its superior image analysis and clinical decision support solutions for mammography, MRI and CT imaging. iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products.

In the Therapy segment the Company offers an isotope isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“eBx”) can be used for the treatment of early- stage breast cancer, endometrial cancer, cervical cancer and skin cancer. We believe the

Xoft eBx system platform indications represent strategic opportunities in the United States and International markets to offer differentiated treatment alternatives. In addition, the Xoft eBx system generates additional recurring revenue for the sale of consumables and related accessories which will continue to drive growth in this segment.

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts, and, an operations, research, development, manufacturing and warehousing facility in San Jose, California.

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

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenue:

	Three months ended June 30,
	2013	2012	Change	% Change
Detection revenue
Product revenue	$1,647	$2,687	$(1,040)	(38.7)%
Service revenue	2,160	1,746	414	23.7%

Subtotal	3,807	4,433	(626)	(14.1)%

Therapy revenue
Product revenue	2,857	849	2,008	236.5%
Service revenue	1,048	649	399	61.5%

Subtotal	3,905	1,498	2,407	160.7%

Total revenue	$7,712	$5,931	$1,781	30.0%

Three months ended June 30, 2013:

Total revenue for the three month period ended June 30, 2013 was $7.7 million compared with revenue of $5.9 million for the three month period ended June 30, 2012, an increase of approximately $1.8 million, or 30%. The increase in revenue was due to a $2.4 million increase in revenue from Therapy products offset by a decrease in Detection revenues of approximately $0.6 million.

Detection product revenue decreased by approximately $1.0 million from $2.7 million to $1.7 million or 39% in the three months ended June 30 2013 as compared to June 30, 2012. The decrease is due primarily to a decrease in our Digital, and MRI CAD revenue of approximately $0.8 million and a decrease in film based revenues of $0.2 million. The decrease in Digital and MRI CAD revenue is due primarily to a decrease in international sales. Film based revenues continue to decrease as a result of the transition to digital technologies.

Detection service revenue increased approximately $0.4 million from $1.8 million in the three months ended June 30, 2012 to $2.2 million in the three months ended June 30, 2013. The increase in service revenue reflects the sale of service contracts as the result of our initiatives to sell into our installed base of customers as well as additional billable MRI engineering revenue.

The increase in Therapy product revenue of $2.0 million from $0.9 million in the three months ended June 30, 2012 to $2.9 million in the three months ended June 30, 2013 is due to sales of our Axxent Electronic Brachytherapy System and accessories which has continued to increase both for its use in in the treatment of non-melanoma skin cancers as well as the intra-operative radiation therapy (“IORT”) market. Revenue growth for electronic brachytherapy products was also enhanced by continued sales increases for balloon and surface applicators, which we believe is based on market adoption of the systems resulting in increased procedure volumes.

Therapy service and supply revenue increased approximately $0.4 million from $0.6 million in the three months ended June 30, 2012 to $1.0 million for the three months ended June 30, 2013. The increase in Therapy service and supply revenue is due primarily to increases in service revenue due to the growing install base and source agreement revenues which is driven by increased procedure volumes. We expect service and supply revenue for our electronic brachytherapy products to increase as patient treatment volume and our installed base of electronic brachytherapy products increases.

Gross Profit:

	Three months ended June 30,
	2013	2012	Change	% Change
Products	$1,446	$969	$477	49.2%
Service & supply	810	560	250	44.6%
Amortization of acquired technology	234	233	1	0.4%

Total cost of revenue	$2,490	$1,762	$728	41.3%

Gross profit	$5,222	$4,169	$1,053	25.3%
Gross profit %	67.7%	70.3%

Gross profit for the three month period ended June 30, 2013 was $5.2 million, or 67.7% of revenue as compared to $4.2 million or 70.3% of revenue in the three month period ended June 30, 2012. Gross profit percent decreased primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, and additional manufacturing investments. Gross profit percent is also impacted by amortization of acquired technology, and the impact of the medical device excise tax implemented as of January 1, 2013 which represented an additional $134,000 of expense as compared to the quarter ended June 30, 2012.

Operating Expenses:

	Three months ended June 30,
	2013	2012	Change	Change %
Operating expenses:
Engineering and product development	$1,756	$1,975	$(219)	(11.1)%
Marketing and sales	2,337	2,488	(151)	(6.1)%
General and administrative	1,602	1,603	(1)	(0.1)%

Total operating expenses	$5,695	$6,066	$(371)	(6.1)%

Engineering and Product Development. Engineering and product development costs for the three month period ended June 30, 2013 decreased by $0.2 million or 11.1%, from $2.0 million in 2012 to $1.8 million in 2013. The decrease in engineering and product development costs was primarily due to a decrease in consulting and subcontracting costs.

Marketing and Sales. Marketing and sales expenses decreased by $0.2 million or 6.1%, from $2.5 million in the three month period ended June 30, 2012 to $2.3 million in the three month period ended June 30, 2013. The decrease in marketing and sales expenses primarily resulted from reductions in salary and related expenses as compared to the three months ended June 30, 2012.

General and Administrative. General and administrative expenses remained flat at approximately $1.6 million for the three month periods ended June 30, 2012 and 2013. Decreases in amortization expense, consulting and legal, were offset by increases in stock compensation costs, bonus expense and travel costs.

Other Income and Expense:

	Three months ended June 30,
	2013	2012	Change	Change %
Loss from change in fair value of warrants	$(571)	$(213)	(358)	168.1%
Interest expense	(834)	(831)	(3)	0.4%
Other income	6	9	(3)	(33.3)%

	$(1,399)	$(1,035)	$(364)	35.2%

Tax expense	(10)	(11)	1	(9.1)%

Loss from change in fair value of Warrants. The $571,000 and $213,000 loss from the change in fair value of the warrants for the periods ended June 30, 2013 and 2012, respectively, resulted from an increase in the fair value of the Warrants under the binomial lattice based valuation methodology, due primarily to an increase in volatility, which is one of the key assumptions in determining the value of the warrants. We expect the value of the Warrants to continue to fluctuate as changes in volatility, which is driven by changes in our stock price, can have a significant impact on the value of the Warrants.

Interest expense. Interest expense of $834,000 increased by $3,000 or 0.4% for the three month period ended June 30, 2013 as compared to interest expense of $831,000 in the three month period ended June 30, 2012. Interest expense is due primarily to interest expense related to the credit facility entered into with certain entities affiliated with Deerfield Management. Interest related to the Hologic and Zeiss settlement obligations was $77,000 in the three months ended June 30, 2013 as compared to $104,000 in the same period in 2012.

Interest income. Interest income of $6,000 and $9,000 for the quarters ended June 30, 2013, and 2012, respectively reflects income earned from our money market accounts.

Tax expense. Tax expense of $10,000 and $11,000 for the quarters ended June 30, 2013, and 2012, respectively is due primarily to state non-income and franchise based taxes.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenue:

	Six months ended June 30,
	2013	2012	Change	% Change
Detection revenue
Product revenue	$4,320	$5,304	$(984)	(18.6)%
Service revenue	4,125	3,468	657	18.9%

Subtotal	8,445	8,772	(327)	(3.7)%

Therapy revenue
Product revenue	5,244	2,283	2,961	129.7%
Service revenue	1,953	1,219	734	60.2%

Subtotal	7,197	3,502	3,695	105.5%

Total revenue	$15,642	$12,274	$3,368	27.4%

Six months ended June 30, 2013:

Total revenue for the six month period ended June 30, 2013 was $15.7 million compared with revenue of $12.3 million for the six month period ended June 30, 2012, an increase of approximately $3.4 million, or 27.4%. The increase in revenue was primarily due to an increase in Therapy revenue of $3.7 million offset by a decrease in Detection revenue of $0.3 million.

Detection product revenue decreased by approximately $1.0 million from $5.3 million to $4.3 million or 18.6% in the six months ended June 30 2013 as compared to the six months ended June 30, 2012. The decrease is due primarily to a decrease in our Digital, and MRI CAD revenue of approximately $0.6 million and a decrease in film based revenues of $0.4 million. The decrease in revenue is due primarily to a slowing of the transition from analog to digital technology.

Detection service revenue increased approximately $0.7 million from $3.4 million in the six months ended June 30, 2012 to $4.1 million in the six months ended June 30, 2013. The increase in service revenue reflects the sale of service contracts as the result of our initiatives to sell into our installed base of customers, as well as additional billable MRI engineering revenue.

Therapy product revenue increased $2.9 million or 129.7% from $2.3 million in the six months ended June 30, 2012 to $5.2 million in the six months ended June 30, 2013. The increase in product revenue is due to sales of our Axxent Electronic Brachytherapy System and accessories which has continued to increase both for its use in in the treatment of non-melanoma skin cancers as well as the IORT market. Revenue growth for electronic brachytherapy products was also enhanced by continued sales increases for balloon and surface applicators, which we believe is based on market adoption of the systems resulting in increased procedure volumes.

Therapy service and supply revenue increased approximately $0.7 million from $1.2 million in the sox months ended June 30, 2012 to $2.0 million for the six months ended June 30, 2013. The increase in service and supply revenue is due primarily to increases in service and source agreements related to sales of the electronic brachytherapy system which is driven by increased procedure volumes. We expect service and supply revenue for our electronic brachytherapy products to increase as our installed base of electronic brachytherapy products increases.

Gross Profit:

	Six months ended June 30,
	2013	2012	Change	% Change
Products	$2,801	$2,076	$725	34.9%
Service & supply	1,504	1,137	367	32.3%
Amortization of acquired technology	467	465	2	0.4%

Total cost of revenue	$4,772	$3,678	$1,094	29.7%

Gross profit	$10,870	$8,596	$2,274	26.5%
Gross profit %	69.5%	70.0%

Gross profit for the six month period ended June 30, 2013 was $10.9 million, or 69.5% of revenue as compared to $8.6 million or 70.0% of revenue in the six month period ended June 30, 2012. Gross profit percent decreased slightly due to the impact of the medical device excise tax implemented as of January 1, 2013 which represented an additional $271,000 of expense as compared to the quarter ended June 30, 2012, this decrease was offset by an increase in gross profit percent due to the impact of higher revenue which absorbed the fixed manufacturing expenses and the amortization of acquired technology.

Operating Expenses:

	Six months ended June 30,
	2013	2012	Change	Change %
Operating expenses:
Engineering and product development	$3,622	$4,187	$(565)	(13.5)%
Marketing and sales	4,775	5,134	(359)	(7.0)%
General and administrative	3,274	3,198	76	2.4%

Total operating expenses	$11,671	$12,519	$(848)	(6.8)%

Engineering and Product Development. Engineering and product development costs for the six month period ended June 30, 2013 decreased by $0.6 million or 13.5%, from $4.2 million for the six month period ended June 30, 2012 to $3.6 million for the same period in 2013. The decrease in engineering and product development costs was primarily due to a decrease in consulting and subcontracting costs of approximately $490,000 combined with a reduction in personnel costs and depreciation expense.

Marketing and Sales. Marketing and sales expenses decreased by $0.3 million or 7.0%, from $5.1 million in the six month period ended June 30, 2012 to $4.8 million in six month period ended June 30, 2013. The decrease in marketing and sales expenses primarily resulted from reductions in salary and salary related expenses during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

General and Administrative. General and administrative expenses increased by $76,000 or 2.4%, from $3.2 million in the six month period ended June 30, 2012 to $3.3 million in the six month period ended June 30, 2013. The increase in general and administrative expense for the 2013 period is primarily due to an increase in personnel costs, stock compensation and bad debt expense offset by a decrease in amortization expense as compared to the six months ended June 30, 2012.

Other Income and Expense:

	Six months ended June 30,
	2013	2012	Change	Change %
(Loss) gain from change in fair value of warrants	$(140)	$386	(526)	(136.3)%
Interest expense	(1,660)	(1,666)	6	(0.4)%
Other income	12	18	(6)	(33.3)%

	$(1,788)	$(1,262)	$(526)	41.7%

Tax expense	(20)	(22)	2	(9.1)%

(Loss) gain from change in fair value of Warrants. The $140,000 loss and $386,000 gain from the change in fair value of the warrants for the period ended June 30, 2013 and 2012, respectively, resulted from a changes in the fair value of the Warrants under the binomial lattice based valuation methodology, due primarily to changes in volatility, the expected life of the warrant and the stock price of the Company at the valuation date, which are key drivers in determining the value of the Warrants. We expect the value of the Warrants to continue to fluctuate as changes in volatility which is driven by changes in our stock price, can have a significant impact on the value of the Warrants.

Interest Expense. Interest expense is approximately $1.7 million for each of the six month periods ended June 30, 2013 and 2012. Interest expense is due primarily to interest expense of approximately $1.5 million related to the credit facility entered into with certain entities affiliated with Deerfield Management. Interest related to the Hologic and Zeiss settlement obligations was $152,000 in the six months ended June 30, 2013 as compared to $216,000 in the same period in 2012.

Interest Income. Interest income of $12,000 and $18,000 for the six months ended June 30, 2013, and 2012, respectively reflects income earned from our money market accounts.

Tax expense. Tax expense of $20,000 and $22,000 for the six months ended June 30, 2013, and 2012, respectively is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next twelve months, primarily due to cash on hand and projected cash generation from operations. Our ability to generate cash that is adequate to meet our future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, we may require additional financing, although there are no guarantees that we will be able to obtain the financing if necessary, on acceptable terms or at all.

As of June 30, 2013, the Company had cash and cash equivalents of $12.9 million, current assets of $21.4 million, current liabilities of $15.0 million and working capital of $6.4 million. The ratio of current assets to current liabilities was 1.43:1.

On December 29, 2011, we entered into several agreements with entities affiliated with Deerfield pursuant to which Deerfield agreed to provide $15 million in funding to the Company. Pursuant to the terms of the Facility Agreement, on the Funding Date we issued to Deerfield Notes in the aggregate principal amount of $15 million. Under the Revenue Purchase Agreement, we agreed to pay Deerfield a portion of our revenues until the maturity date of the Notes, whether or not the Notes are outstanding through that date. On the Funding Date, we issued to Deerfield, Warrants at an exercise price of $3.50 per share and a second B Warrant (to purchase an additional 100,000 shares of common stock at an exercise price of $3.50 per share, which may become exercisable if certain conditions are met, as described in the Warrant Agreement. Pursuant to the Revenue Purchase Agreement, we are obligated to pay interest at 5.75% on the balance of the Notes that are outstanding, which is approximately $216,000 per quarter until the fourth quarter of 2014. In 2015, interest is approximately $162,000 per quarter and in 2016, interest is approximately $108,000 per quarter, with the final payment of $7.5 million on the Notes balance due in January 2017 (unless we elect to extend). We are also required to pay a minimum commitment of $125,000 per quarter under the Revenue Purchase Agreement; however this minimum is met at approximately $2.9 million of revenue per quarter. We expect to exceed the minimum revenue thresholds on a quarterly basis as we did in the quarter ended June 30, 2013.

Net cash used for operating activities for the six month period ended June 30, 2013 was $0.7 million, compared to net cash used for operating activities of $4.3 million for the six month period ended June 30, 2012. The cash used for operating activities for the six months ended June 30, 2013 resulted primarily from a decrease in cash flows due to an increase in accounts receivable of $1.1 million, a $1.0 million decrease in accounts payable and accrued expenses, offset by an increase in cash flows due to an increase of $1.2 million in deferred revenue. We expect that cash used or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the six month period ended June 30, 2013 was $293,000 as compared to $278,000 for the six month period ended June 30, 2012. Cash used for investing activities consisted primarily of additions to property and equipment.

Net cash used for financing activities for the six month period ended June 30, 2013 was $22,000 as compared to cash provided by financing activities for the six month period ended June 30, 2012 of $14.3 million, which consisted of cash received in connection with the credit facility entered into with Deerfield in December 2011, described in Note 3 of the accompanying Condensed Consolidated Financial Statements.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Lease Obligations	$1,954	$506	$946	$502	$—

Settlement Obligations	2,475	275	800	1,050	350

Notes Payable	19,463	1,363	9,902	8,198	—

Other Commitments	969	969	—	—	—

Total Contractual Obligations	$24,861	$3,113	$11,648	$9,750	$350

Settlement obligations represent the minimum payments attributable to the obligations related primarily to Zeiss and Hologic.

Other commitments represent firm purchase obligations to suppliers for future product deliverables.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2013, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2013, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents information with respect to purchases of common stock made by the Company during the three months ended June 30, 2013:

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2013	1,758	$5.30	$—	$—
May 1 - May 31, 2013	—	$—	$—	$—
June 1 - June 30, 2013	—	$—	$—	$—

Total	1,758	$5.30	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant as amended through May 31, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	August 8, 2013	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer,
Director

Date:	August 8, 2013	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President of Finance
and Chief Financial Officer, Treasurer