Form 10-Q
period 2013-09-30
ICAD INC
filed 2013-11-13
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of the close of business on November 6, 2013 there were 10,850,244 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	September 30,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$10,209	$13,948
Trade accounts receivable, net of allowance for doubtful accounts of $73 in 2013 and $48 in 2012	8,419	4,980
Inventory, net	2,003	2,119
Prepaid expenses and other current assets	658	486

Total current assets	21,289	21,533

Property and equipment, net of accumulated depreciation and amortization of $4,106 in 2013 and $3,627 in 2012	1,825	1,483
Other assets	475	638
Intangible assets, net of accumulated amortization of $12,034 in 2013 and $10,744 in 2012	13,963	15,230
Goodwill	21,109	21,109

Total assets	$58,661	$59,993

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,018	$1,940
Accrued and other expenses	3,515	4,142
Interest payable	569	499
Capital lease - current portion	130	—
Warrant liability	1,054	1,538
Deferred revenue	7,498	6,520

Total current liabilities	14,784	14,639

Deferred revenue, long-term portion	1,633	1,502
Other long-term liabilities	1,313	1,341
Capital lease - long-term portion	279	—
Notes payable	15,299	14,846

Total liabilities	33,308	32,328

Commitments and Contingencies (see Note 6)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 85,000,000 shares; issued 11,036,075 in 2013 and 10,993,933 in 2012; outstanding 10,850,244 in 2013 and 10,808,102 in 2012	110	110
Additional paid-in capital	166,302	165,416
Accumulated deficit	(139,644)	(136,446)
Treasury stock at cost, 185,831 shares in 2013 and 2012	(1,415)	(1,415)

Total stockholders’ equity	25,353	27,665

Total liabilities and stockholders’ equity	$58,661	$59,993

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Products	$4,765	$5,661	$14,329	$13,248
Service and supplies	3,525	2,522	9,603	7,209

Total revenue	8,290	8,183	23,932	20,457

Cost of revenue:
Products	1,383	1,527	4,184	3,603
Service and supplies	747	541	2,251	1,678
Amortization of acquired intangibles	234	233	701	698

Total cost of revenue	2,364	2,301	7,136	5,979

Gross profit	5,926	5,882	16,796	14,478

Operating expenses:
Engineering and product development	2,112	1,971	5,734	6,158
Marketing and sales	2,617	2,842	7,392	7,976
General and administrative	1,551	1,773	4,825	4,971

Total operating expenses	6,280	6,586	17,951	19,105

Loss from operations	(354)	(704)	(1,155)	(4,627)

Gain from change in fair value of warrant	624	126	484	512
Interest expense	(807)	(883)	(2,467)	(2,549)
Other income	4	9	16	27

Other expense, net	(179)	(748)	(1,967)	(2,010)

Loss before income tax expense	(533)	(1,452)	(3,122)	(6,637)

Income tax expense	(56)	(13)	(76)	(35)

Net loss and comprehensive loss	$(589)	$(1,465)	$(3,198)	$(6,672)

Net loss per share:
Basic and diluted	$(0.05)	$(0.14)	$(0.30)	$(0.62)

Weighted average number of shares used in computing loss per share:
Basic and diluted	10,849	10,805	10,835	10,792

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2013	2012
	(in thousands)
Cash flow from operating activities:
Net loss	$(3,198)	$(6,672)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	528	701
Amortization	1,291	1,472
Bad debt provision	35	—
Gain from change in fair value of warrant	(484)	(512)
Loss on disposal of assets	49	143
Stock-based compensation expense	908	731
Amortization of debt discount and debt costs	588	761
Interest on settlement obligations	214	313
Changes in operating assets and liabilities:
Accounts receivable	(3,474)	(1,712)
Inventory	116	178
Prepaid and other current assets	(145)	215
Accounts payable	78	1,106
Accrued expenses	(799)	(2,172)
Deferred revenue	1,110	818

Total adjustments	15	2,042

Net cash used for operating activities	(3,183)	(4,630)

Cash flow from investing activities:
Additions to patents, technology and other	(24)	(3)
Additions to property and equipment	(510)	(465)

Net cash used for investing activities	(534)	(468)

Cash flow from financing activities:
Issuance of common stock for cash	3	—
Taxes paid related to restricted stock issuance	(25)	(13)
Proceeds from debt financing, net	—	14,325

Net cash (used for) provided by financing activities	(22)	14,312

Increase (decrease) in cash and equivalents	(3,739)	9,214
Cash and equivalents, beginning of period	13,948	4,576

Cash and equivalents, end of period	$10,209	$13,790

Supplemental disclosure of cash flow information:
Interest paid	$1,664	$1,516

Taxes paid	$117	43

Equipment purchased under capital lease	$409	—

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiary (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2013, the results of operations for the three and nine month period ended September 30, 2013 and 2012, respectively, and cash flows for the three and nine month period ended September 30, 2013 and 2012, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 27, 2013. The results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013, or any future period.

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

September 30, 2013

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs. For the three and nine months ended September 30, 2013, included in cost of revenue is, approximately $119,000 and $389,000, respectively of expense related to the newly enacted Medical Device Excise tax.

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(589)	$(1,465)	$(3,198)	$(6,672)

Basic shares used in the calculation of net loss per share	10,849	10,805	10,835	10,792

Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	10,849	10,805	10,835	10,792

Net loss per share - basic	$(0.05)	$(0.14)	$(0.30)	$(0.62)

Net loss per share - diluted	$(0.05)	$(0.14)	$(0.30)	$(0.62)

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

The shares of the Company’s common stock, issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended
	September 30,
	2013	2012
Stock Options	1,389,897	1,351,117
Warrants	550,000	550,000
Restricted Stock	216,917	67,741

Stock options, warrants and restricted stock	2,156,814	1,968,858

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

The original issue discount of approximately $4.1 million was assigned to the Revenue Purchase Agreement. Under this agreement, the Company is obligated to pay (1) 4.25% of annual revenues up to $25 million, (2) 2.75% of annual revenues from $25 million to $50 million during 2013 and 2014, and 2.25% of annual revenues in that range during 2015, 2016 and if the Facility Agreement is extended, in 2017, and (3) 1.0% of annual revenues in excess of $50 million. The $4.1 million discount assigned to the Revenue Purchase Agreement was capitalized as debt in accordance with ASC 470-10-25, “Sales of Future

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

Revenues or Various Other Measures of Income”. The Company has estimated the cash flows associated with the Revenue Purchase Agreement and is amortizing the discount to interest expense over the expected term of the arrangement at an effective amortization rate of approximately 23.6%.

The overall effective interest rate of the financing arrangement, excluding changes in the fair value of the warrants, is currently estimated to be approximately 19%.

The Warrants have been classified as debt in accordance with ASC 480, “Distinguishing Liabilities from Equity”, as the Warrants contain a feature whereby the Company could be required to redeem the Warrants for cash upon the occurrence of a major transaction, as defined in the Warrants. The value of the Warrants was determined using a binomial lattice model. The Warrant is being valued at fair value at each reporting period with changes in fair value recorded in the consolidated statement of operations (see Note 7).

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

The following amounts are included in the consolidated balance sheet as of September 30, 2013 related to the Facility Agreement and Revenue Purchase Agreement:

Principal Amount of Facility Agreement	$15,000
Unamortized discount	(3,403)

Carrying amount of Facility Agreement	11,597

Revenue Purchase Agreement	3,702

Notes payable total	$15,299

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

The following amounts comprise interest included in our consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30
	2013	2012
Cash interest expense	$568	$564
Non-cash amortization of debt discount	130	180
Amortization of debt costs	46	42
Amortization of settlement obligations	62	97
Interest expense capital lease	1	—

Total interest expense	$807	$883

	Nine months ended September 30
	2013	2012
Cash interest expense	$1,664	$1,516
Non-cash amortization of debt discount	453	596
Amortization of debt costs	135	124
Amortization of settlement obligations	214	313
Interest expense capital lease	1	—

Total interest expense	$2,467	$2,549

Cash interest expense represents the amount of interest expected to be paid in cash under the Facility Agreement and the Revenue Purchase Agreement, which represents the interest of 5.75% on the Facility Agreement and the expected cash payments on the Revenue Purchase Agreement for the period. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs represents the costs incurred with the financing, which is primarily the facility fee and the finder’s fee which has been capitalized and, is expensed using the effective interest method. The amortization of the settlement obligations represent the interest associated with the settlement agreements for both Carl Zeiss Meditec AG and Hologic, Inc. Interest expense capital lease represents interest related to the capital lease as noted in Note 4.

Note 4 - Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through September, 2020. Certain of these leases contain renewal options. For the nine month period ended September 30, 2013 and 2012, rent expense under operating leases was $522,000 and $610,000, respectively.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

As of September 30, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	Operating Leases

2013	$131
2014	476
2015	473
2016	490
2017	255

$1,825

Capital leases

The Company entered into a capital lease agreement for the purchase of certain equipment in August 2013 for approximately $409,000. Under the guidance of ASC Topic 840, “Leases” the Company determined that the lease was a capital lease as it contained a bargain purchase option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Accordingly, the equipment has been capitalized and a liability has been recorded. The equipment cost of $409,000 is reflected as property and equipment in the balance sheet and will be depreciated over its useful life.

Future minimum lease payments under this lease are as follows:

Fiscal Year	Capital Leases

2013	$42
2014	145
2015	145
2016	109

subtotal minimum lease obligation	441
less interest	(32)

Total, net	409
less current portion	(130)

long term portion	$279

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

Note 5 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation - Stock Compensation”, (“ASC 718”).

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average risk-free interest rate	0.64%	0.66%	0.53%	1.06%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	57.6% to 57.7%	66.5% to 67.1%	57.6% to 68.9%	66.5% to 68.8%
Weighted average exercise price	$6.08	$2.25	$5.25	$2.46
Weighted average fair value	$2.53	$1.07	$2.28	$1.18

As of September 30, 2013 unrecognized compensation cost related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$1,581,046
Weighted average term	1.0 years

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows:

	Period Ended
	September 30,
Aggregate intrinsic value	2013	2012

Stock options	$2,194,000	$8,300
Restricted stock	1,143,000	146,000

Note 6 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of September 30, 2013.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

Settlement Obligations

In connection with the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately six years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $770,000. The Company recorded interest expense of approximately $33,000 and $94,000 in the three and nine months ended September 30, 2013, and $38,000 and $110,000 in the three and nine months ended September 30, 2012, respectively, related to this obligation.

On December 22, 2011, the Company agreed to a settlement related to the litigation with Carl Zeiss Meditec AG. The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation to the opening balance sheet of Xoft. The present value of the liability was estimated at approximately $1.8 million as of December 31, 2011. The Company is obligated to pay $0.5 million in June 2015 and $0.5 million in June 2017, for a total of $1.0 million. As of September 30, 2013, the remaining liability recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations is $0.7 million. The Company recorded interest expense of approximately $28,000 and $119,000 in the three and nine months ended September 30, 2013, and $59,000 and $203,000 in the three and nine months ended September 30, 2012, respectively related to this obligation.

Other Commitments

The Company is obligated to pay approximately $1.9 million for firm purchase obligations to suppliers for future product deliverables.

Litigation

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

Damages - specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants. On January 18, 2012, three additional Jane Doe plaintiffs and one additional John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00538423-CU-PL-CXC) with identical allegations against the same defendants. On April 11, 2012, the above-referenced cases were consolidated for all purposes, excluding trial. On May 2, 2012, plaintiffs filed a master consolidated complaint, with the same case number as the original filed complaint. On August 2, 2012, plaintiffs filed fictitious name amendments adding defendants, Mel Silverstein, M.D., Peter Chen, M.D., Lisa Guerrera, M.D., Ralph Mackintosh, Ph.D., Robert Dillman, M.D., and Jack Cox. On September 14, 2012, an additional Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00598740-CU-PL-CXC) with identical allegations as plaintiffs above against the same original defendants. On October 17, 2012, plaintiff John Doe No. 11 dismissed his complaint, with prejudice, as to all defendants. On November 26, 2012, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology, Inc. On January 15, 2013, plaintiffs filed a dismissal, with prejudice, as to defendant, Mel Silverstein, M.D., only. On May 28, 2013, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology. On July 11, 2013, American Ceramic Technology filed a cross-complaint for express and implied indemnity, apportionment, contribution and declaratory relief against all defendants. On October 24, 2013, plaintiff’s filed an amended master consolidated complaint. It is alleged that each Jane Doe plaintiff was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini was the subject of

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

a voluntary recall. These claims are still in the early stages. Based upon our preliminary analysis, the Company plans to vigorously defend the lawsuits however a loss is reasonably possible. Since the amount of the potential damages in the event of an adverse result is not reasonably estimable, we are unable to estimate a range of loss and no expense has been recorded with respect to the contingent liability associated with this matter.

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

September 30, 2013

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$12,336	$—	$—	$12,336

Total Assets	$12,336	$—	$—	$12,336

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrant Liability	—	—	1,538	1,538

Total Liabilities	$—	$—	$1,538	$1,538

Fair value measurements using: (000’s) as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$8,824	$—	$—	$8,824

Total Assets	$8,824	$—	$—	$8,824

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrant Liability	—	—	1,054	1,054

Total Liabilities	$—	$—	$1,054	$1,054

The fair value of contingent consideration is a Level 3 liability and was determined to be $0 at December 31, 2012 and September 30, 2013, as the Company does not expect to meet the revenue thresholds for the Xoft transaction.

As discussed in Note 3, the Company issued 450,000 warrants which were immediately exercisable and therefore were valued as of the Funding Date. The warrant liability for the warrants associated with the debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of December 31, 2012 and September 30, 2013.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

	September 30, 2013	December 31, 2012
Warrants
Exercise price	$3.50	$3.50

Volatility	31.4%	82.4%

Equivalent term (years)	4.27	5.00
Risk-free interest rate	1.2%	0.8%

The volatility was determined based on the definition in the Warrants, and the risk-free interest rate was determined using the six year LIBOR rate as of the measurement date.

In addition the other significant assumptions include the probability of voluntary exercise versus a major transaction (as defined in the Warrants); and assuming a major transaction, the probability of cashless major exercise; and assuming a cashless major exercise, the annual probabilities for a major transaction. The Company has estimated a low probability of these items as of September 30, 2013.

The following sets forth a reconciliation of the changes in the fair value of warrants payable during the period:

Nine months ended September 30, 2013
Balance as of December 31, 2012	$1,538
Fair value adjustment	(484)

Balance as of September 30, 2013	$1,054

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not consider any assets to be impaired during the three months ended September 30, 2013.

Note 8 - Income Taxes

At September 30, 2013, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2013. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not under examination by any other federal or state jurisdiction for any tax years.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

Note 9 - Goodwill

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

During the second quarter of 2013, the Company determined that it operated in two segments and, accordingly, determined that there are two reporting units. The Company is in the process of allocating the goodwill by reporting unit and will complete the analysis in conjunction with the annual impairment assessment. We do not expect the allocation of goodwill by reporting unit to have a material impact on the financial statements. In addition, the Company concluded there were no triggering events as of September 30, 2013.

The carrying amount of goodwill (in thousands) for the quarter ended September 30, 2013 was approximately $21,109.

Note 10 - Segment Reporting

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

September 30, 2013

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

September 30, 2013

Segment revenues, segment operating income, segment adjusted EBITDA and a reconciliation of segment operating income to loss before income tax is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment revenues:

Detection	$4,310	$3,780	$12,755	$12,552
Therapy	3,980	4,403	11,177	7,905

Total Revenue	$8,290	$8,183	$23,932	$20,457

Segment operating income (loss):

Detection	$1,485	$611	$4,111	$2,804
Therapy	(288)	458	(441)	(2,460)

Segment operating income (loss)	$1,197	$1,069	$3,670	$344

General and administrative expenses	$(1,551)	$(1,773)	$(4,825)	$(4,971)
Interest expense	(807)	(883)	(2,467)	(2,549)
Gain on fair value of warrant	624	126	484	512
Other income	4	9	16	27

Loss before income tax	$(533)	$(1,452)	$(3,122)	$(6,637)

Segment adjusted EBITDA:

Detection segment operating income	$1,485	$611	$4,111	$2,804
Stock compensation	98	84	292	245
Depreciation	45	34	131	107
Amortization	129	130	388	390

Detection adjusted EBITDA	$1,757	$859	$4,923	$3,546

Therapy segment operating income (loss)	$(288)	$458	$(441)	$(2,460)
Stock compensation	34	24	101	71
Depreciation	95	166	321	473
Amortization	234	233	702	698

Therapy adjusted EBITDA	$75	$881	$683	$(1,218)

Note 11 - Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires the

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2013

netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy solutions for the early identification and treatment of cancer. The Company now reports in two segments - Detection and Therapy.

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

In the Therapy segment the Company offers an isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“Xoft eBx”) can be used for the treatment of early-stage breast cancer, endometrial cancer, cervical cancer and skin cancer. We believe the Xoft eBx system platform indications represent strategic opportunities in the United States and International markets to offer differentiated treatment alternatives. In addition, the Xoft eBx system generates additional recurring revenue for the sale of consumables and related accessories which will continue to drive growth in this segment.

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and an operations, research, development, manufacturing and warehousing facility in San Jose, California.

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

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenue:

	Three months ended September 30,
	2013	2012	Change	% Change
Detection revenue
Product revenue	$2,246	$2,023	$223	11.0%
Service revenue	2,064	1,757	307	17.5%

Subtotal	4,310	3,780	530	14.0%

Therapy revenue
Product revenue	2,519	3,638	(1,119)	(30.8)%
Service revenue	1,461	765	696	91.0%

Subtotal	3,980	4,403	(423)	(9.6)%

Total revenue	$8,290	$8,183	$107	1.3%

Three months ended September 30, 2013:

Total revenue for the three month period ended September 30, 2013 was $8.3 million compared with revenue of $8.2 million for the three month period ended September 30, 2012, an increase of approximately $107,000, or 1.3%. The increase in revenue was due to a $423,000 decrease in revenue from Therapy products offset by an increase in Detection revenues of approximately $530,000.

Detection product revenue increased by approximately $0.2 million from $2.0 million to $2.2 million or 11% in the three months ended September 30 2013 as compared to September 30, 2012. The increase is due primarily to an increase in our Digital, CAD revenue of approximately $0.5 million and a decrease in film based revenues of $0.3 million. The increase in Digital CAD revenue is due primarily to an increase in direct customer sales. Film based revenues continue to decrease as a result of the transition to digital technologies.

Detection service revenue increased approximately $0.3 million from $1.8 million in the three months ended September 30, 2012 to $2.1 million in the three months ended September 30, 2013. The increase in service revenue reflects the sale of service contracts as the result of our initiatives to sell into our installed base of customers as well as additional billable MRI engineering revenue.

Therapy product revenue decreased by $1.1 million from $3.6 million in the three months ended September 30, 2012 to $2.5 million in the three months ended September 30, 2013. Product sales for our Axxent eBx systems decreased due primarily to a decrease in system sales of approximately $0.8 million and a decrease in sales of accessories of $0.3 million. Revenue from the sale of our Axxent eBx systems can vary due to an increase or decrease in the number of units sold which can cause a significant fluctuation in revenue in the period. However, we continue to see interest in the Xoft solution for both its use in the treatment of non-melanoma skin cancers as well as the intra-operative radiation therapy (“IORT”) market. Revenue growth for electronic brachytherapy products is also enhanced by sales of our balloon and surface applicators, which we believe is based on market adoption of the systems resulting in increased procedure volumes.

Therapy service and supply revenue increased approximately $0.7 million from $0.8 million in the three months ended September 30, 2012 to $1.5 million for the three months ended September 30, 2013. The increase in Therapy service and supply revenue is due primarily to increases in service revenue due to the growing installed base and source agreement revenues which is driven by increased procedure volumes. We expect service and supply revenue for our electronic brachytherapy products to increase as patient treatment volume and our installed base of electronic brachytherapy products increases.

Gross Profit:

	Three months ended Sept 30,
	2013	2012	Change	% Change
Products	$1,383	$1,527	$(144)	(9.4)%
Service & supply	747	541	206	38.1%
Amortization of acquired technology	234	233	1	0.4%

Total cost of revenue	$2,364	$2,301	$63	2.7%

Gross profit	$5,926	$5,882	$44	0.7%
profit %	71.5%	71.9%

Gross profit for the three month period ended September 30, 2013 was $5.9 million, or 71.5% of revenue as compared to $5.9 million or 71.9% of revenue in the three month period ended September 30, 2012. Gross profit percent changes primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, and additional manufacturing investments. Gross profit percent is also impacted by amortization of acquired technology, and the impact of the medical device excise tax implemented as of January 1, 2013 which represented an additional $119,000 of expense as compared to the quarter ended September 30, 2012.

Operating Expenses:

	Three months ended Sept 30,
	2013	2012	Change	Changer %
Operating expenses:
Engineering and product development	$2,112	$1,971	$141	7.2%
Marketing and sales	2,617	2,842	(225)	(7.9)%
General and administrative	1,551	1,773	(222)	(12.5)%

Total operating expenses	$6,280	$6,586	$(306)	(4.6)%

Engineering and Product Development. Engineering and product development costs for the three month period ended September 30, 2013 increased by $0.1 million or 7.2%, from $2.0 million in 2012 to $2.1 million in 2013. The increase in engineering and product development costs was primarily due to an increase in expenses related to an IORT clinical trial, consulting and subcontracting costs.

Marketing and Sales. Marketing and sales expenses decreased by $0.2 million or 7.9%, from $2.8 million in the three month period ended September 30, 2012 to $2.6 million in the three month period ended September 30, 2013. The decrease in marketing and sales expenses primarily resulted from reductions in salary and related expenses as compared to the three months ended September 30, 2012.

General and Administrative. General and administrative expenses decreased by $0.2 million or 12.5%, from $1.8 million in the three month period ended September 30, 2012 to $1.6 million in the three month period ended September 30, 2013. Decreases in amortization expense, consulting and legal, were offset by increases in stock compensation costs, bonus expense and travel costs.

Other Income and Expense:

	Three months ended September 30,
	2013	2012	Change	Change %
Gain from change in fair value of warrants	$624	$126	498	395.2%
Interest expense	(807)	(883)	76	(8.6)%
Other income	4	9	(5)	(55.6)%

	$(179)	$(748)	$569	(76.1)%

Tax expense	(56)	(13)	(43)	330.8%

Gain from change in fair value of warrants. The $624,000 and $126,000 gain from the change in fair value of the warrants for the periods ended September 30, 2013 and 2012, respectively, resulted from a decrease in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to a decrease in the Company’s stock price, and volatility which are the key assumptions in determining the value of the warrants. We expect the value of the warrants to continue to fluctuate as changes in the Company stock price and volatility, which is driven by changes in our stock price, can have a significant impact on the value of the Warrants.

Interest expense. Interest expense of $807,000 decreased by $76,000 or 8.6% for the three month period ended September 30, 2013 as compared to interest expense of $883,000 in the three month period ended September 30, 2012. Interest expense is due primarily to interest expense related to the credit facility entered into with certain entities affiliated with Deerfield Management. Interest related to the Hologic and Zeiss settlement obligations was $61,000 in the three months ended September 30, 2013 as compared to $97,000 in the same period in 2012.

Interest income. Interest income of $4,000 and $9,000 for the quarters ended September 30, 2013, and 2012, respectively reflects income earned from our money market accounts.

Tax expense. Tax expense of $56,000 and $13,000 for the quarters ended September 30, 2013, and 2012, respectively is due primarily to state non-income and franchise based taxes.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenue:

	Nine months ended September 30,
	2013	2012	Change	% Change
Detection revenue
Product revenue	$6,566	$7,327	$(761)	(10.4)%
Service revenue	6,189	5,225	964	18.4%

Subtotal	12,755	12,552	203	1.6%

Therapy revenue
Product revenue	7,763	5,921	1,842	31.1%
Service revenue	3,414	1,984	1,430	72.1%

Subtotal	11,177	7,905	3,272	41.4%

Total revenue	$23,932	$20,457	$3,475	17.0%

Nine months ended September 30, 2013:

Total revenue for the nine month period ended September 30, 2013 was $23.9 million compared with revenue of $20.5 million for the nine month period ended September 30, 2012, an increase of approximately $3.5 million, or 17.0%. The increase in revenue was primarily due to an increase in Therapy revenue of $3.3 million and an increase in Detection revenue of $0.2 million.

Detection product revenue decreased by approximately $0.7 million from $7.3 million to $6.6 million or 10.4% in the nine months ended September 30 2013 as compared to the nine months ended September 30, 2012. The decrease is due primarily to a decrease in film based revenues of $0.8 million as a result of the slowing of the transition from analog to digital technology.

Detection service revenue increased approximately $1.0 million from $5.2 million in the nine months ended September 30, 2012 to $6.2 million in the nine months ended September 30, 2013. The increase in service revenue reflects the sale of service contracts as the result of our initiatives to sell into our installed base of customers as well as additional billable MRI engineering revenue.

Therapy product revenue increased $1.9 million or 31.1% from $5.9 million in the nine months ended September 30, 2012 to $7.8 million in the nine months ended September 30, 2013. The increase in product revenue is due to sales of our Axxent Electronic Brachytherapy System and accessories which has continued to increase both for its use in in the treatment of non-melanoma skin cancers as well as the IORT market. Revenue from the sale of our Axxent eBx systems can vary due to an increase or decrease in the number of units sold which can cause a significant fluctuation in revenue in the period. Revenue growth for electronic brachytherapy products was also enhanced by continued sales increases for balloon and surface applicators, which we believe is based on market adoption of the systems resulting in increased procedure volumes.

Therapy service and supply revenue increased approximately $1.4 million from $2.0 million in the nine months ended September 30, 2012 to $3.4 million for the nine months ended September 30, 2013. The increase in service and supply revenue is due primarily to increases in service and source agreements related to sales of the electronic brachytherapy system which is driven by increased procedure volumes. We expect service and supply revenue for our electronic brachytherapy products to increase as our installed base of electronic brachytherapy products increases.

Gross Profit:

	Nine months ended Sept 30,
	2013	2012	Change	% Change
Products	$4,184	$3,603	$581	16.1%
Service & supply	2,251	1,678	573	34.1%
Amortization of acquired technology	701	698	3	0.4%

Total cost of revenue	$7,136	$5,979	$1,157	19.4%

Gross profit	$16,796	$14,478	$2,318	16.0%
profit %	70.2%	70.8%

Gross profit for the nine month period ended September 30, 2013 was $16.8 million, or 70.2% of revenue as compared to $14.5 million or 70.8% of revenue in the nine month period ended September 30, 2012. Gross profit percent decreased slightly due to the impact of the medical device excise tax implemented as of January 1, 2013 which represented an additional $389,000 of expense as compared to the quarter ended September 30, 2012. This decrease was offset by an increase in gross profit percent due to the impact of higher revenue which absorbed the fixed manufacturing expenses and the amortization of acquired technology.

Operating Expenses:

	Nine months ended Sept 30,
	2013	2012	Change	Change %
Operating expenses:
Engineering and product development	$5,734	$6,158	$(424)	(6.9)%
Marketing and sales	7,392	7,976	(584)	(7.3)%
General and administrative	4,825	4,971	(146)	(2.9)%

Total operating expenses	$17,951	$19,105	$(1,154)	(6.0)%

Engineering and Product Development. Engineering and product development costs for the nine month period ended September 30, 2013 decreased by $0.4 million or 6.9%, from $6.2 million for the nine month period ended September 30, 2012 to $5.7 million for the same period in 2013. The decrease in engineering and product development costs was primarily due to a decrease in consulting, subcontracting, licensing and personnel costs of approximately $560,000 offset by an increase in clinical research expenses.

Marketing and Sales. Marketing and sales expenses decreased by $0.6 million or 7.3%, from $8.0 million in the nine month period ended September 30, 2012 to $7.4 million in nine month period ended September 30, 2013. The decrease in marketing and sales expenses primarily resulted from reductions in salary and salary related expenses during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

General and Administrative. General and administrative expenses decreased by $146,000 or 2.9%, from $5.0 million in the nine month period ended September 30, 2012 to $4.8 million in the nine month period ended September 30, 2013. The decrease in general and administrative expense for the period ended September 30, 2013 is primarily due to a decrease in amortization and legal expense offset by an increase in personnel costs, stock compensation and bad debt expense as compared to the nine months ended September 30, 2012.

Other Income and Expense:

	Nine months ended September 30,
	2013	2012	Change	Change %
Gain from change in fair value of warrants	$484	$512	(28)	(5.5)%
Interest expense	(2,467)	(2,549)	82	(3.2)%
Other income	16	27	(11)	(40.7)%

	$(1,967)	$(2,010)	$43	(2.1)%

Tax expense	(76)	(35)	(41)	117.1%

Gain from change in fair value of warrants. The $484,000 and $512,000 gain from the change in fair value of the warrants for the period ended September 30, 2013 and 2012, respectively, resulted from a changes in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to changes in volatility, the expected life of the warrant and the stock price of the Company at the valuation date, which are key drivers in determining the value of the warrants. We expect the value of the warrants to continue to fluctuate as changes in volatility which is driven by changes in our stock price, and changes in the Company stock price can have a significant impact on the value of the warrants.

Interest Expense. Interest expense is approximately $2.5 million for each of the nine month periods ended September 30, 2013 and 2012. Interest expense is due primarily to interest expense of approximately $2.3 million related to the credit facility entered into with certain entities affiliated with Deerfield Management. Interest related to the Hologic and Zeiss settlement obligations was $214,000 in the nine months ended September 30, 2013 as compared to $313,000 in the same period in 2012.

Interest Income. Interest income of $16,000 and $27,000 for the nine months ended September 30, 2013, and 2012, respectively reflects income earned from our money market accounts.

Tax expense. Tax expense of $76,000 and $35,000 for the nine months ended September 30, 2013, and 2012, respectively is due primarily to state non-income and franchise based taxes.

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

As of September 30, 2013, the Company had cash and cash equivalents of $10.2 million, current assets of $21.3 million, current liabilities of $14.8 million and working capital of $6.5 million. The ratio of current assets to current liabilities was 1.44:1.

Pursuant to the agreements with Deerfield Management, a healthcare investment fund (“Deerfield”) in December 2011, the Company is obligated under the terms these agreements, to repay an aggregate principal amount of $15 million. In addition, we agreed to pay Deerfield a portion of our revenues until the maturity date of the note payable, whether or not the note is outstanding through that date. We also issued warrants at an exercise price of $3.50 per share and a second B warrant (to purchase an additional 100,000 shares of common stock at an exercise price of $3.50 per share, which may become exercisable if certain conditions are met. As a result, we are obligated to pay interest at 5.75% on the outstanding balance of the note which is approximately $216,000 per quarter until the fourth quarter of 2014. In 2015, interest is approximately $162,000 per quarter and in 2016, interest is approximately $108,000 per quarter, with the final payment of $7.5 million on the note payable due in January 2017 (unless we elect to extend). We are also required to pay a minimum commitment of $125,000 per quarter based on our revenue; however this minimum is met at approximately $2.9 million of revenue per quarter. We expect to exceed the minimum revenue thresholds on a quarterly basis as we did in the quarter ended September 30, 2013.

Net cash used for operating activities for the nine month period ended September 30, 2013 was $3.2 million, compared to net cash used for operating activities of $4.6 million for the nine month period ended September 30, 2012. The cash used for operating activities for the nine months ended September 30, 2013 resulted primarily from uses of cash due to an increase in accounts receivable of $3.5 million, a $0.7 million decrease in accounts payable and accrued expenses, offset by sources of cash due to an increase of $1.1 million in deferred revenue. We expect that cash used or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the nine month period ended September 30, 2013 was $534,000 as compared to $468,000 for the nine month period ended September 30, 2012. Cash used for investing activities consisted primarily of additions to property and equipment.

Net cash used for financing activities for the nine month period ended September 30, 2013 was $22,000 as compared to net cash provided by financing activities for the nine month period ended September 30, 2012 of $14.3 million, which consisted of cash received in connection with the credit facility entered into with Deerfield in December 2011, described in Note 3 of the accompanying Condensed Consolidated Financial Statements.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Operating Lease Obligations	$1,825	$491	$954	$380	$—

Capital Lease Obligations	409	$133	276	—

Settlement Obligations	2,475	275	800	1,050	350

Notes Payable	19,122	1,363	9,794	7,965	—

Other Commitments	1,869	1,869	—	—	—

Total Contractual Obligations	$25,700	$4,131	$11,824	$9,395	$350

Settlement obligations represent the minimum payments attributable to the obligations related primarily to Zeiss and Hologic.

Other commitments represent firm purchase obligations to suppliers for future product deliverables.

In addition to the contractual obligations related to the interest payments from the note payable, the Company is obligated under the revenue agreement discussed in Note 3 of the accompanying financial statements, to pay Deerfield 4.25% of revenues up to $25 million, either 2.75% (for 2013 and 2014) or 2.25% (for 2015, 2016 and if applicable 2017) of annual revenues from $25 million to $50 million and 1.0% of annual revenues in excess of $50 million. Included in the above amounts are the minimum annual payments under the revenue agreement of $125,000 per quarter payable in arrears. The Company has included only the minimum annual payments in Notes Payable.

Recent Accounting Pronouncements

See Note 11 to the Condensed Consolidated Financial Statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2013, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2013, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 1A. Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 as filed with the SEC on February 27, 2013. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the quarter ended September 30, 2013.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	November 13, 2013	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date:	November 13, 2013	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President of Finance and Chief Financial Officer, Treasurer