Form 10-K
period 2013-12-31
ICAD INC
filed 2014-03-03
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on June 28, 2013 was $57,056,137. Shares of voting stock held by each officer and director and by each person who, as of June 28, 2013, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of February 24, 2014, the registrant had 10,992,327 shares of Common Stock outstanding.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

General

iCAD is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy for the early identification and treatment of cancer. The Company reports in two operating segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”).

The Company has grown primarily through acquisitions including Qualia Computing Inc, and its subsidiaries, including CADx Systems, Inc, 3TP LLC d/b/a CAD Sciences, Inc. (“CAD Sciences”) and its subsidiary Xoft, Inc. (“Xoft”) to become a broad player in the oncology market. In the Detection segment, the Company’s industry-leading solutions, include advanced image analysis and workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, a comprehensive range of high-performance, upgradeable Computer-Aided Detection (“CAD”) systems and workflow solutions for mammography, Magnetic Resonance Imaging (“MRI”) and Computed Tomography (“CT”). The Therapy segment includes the Xoft Axxent Electronic Brachytherapy system, an isotope-free cancer treatment platform technology.

The Company has established itself as an industry-leading provider of CAD solutions for mammography. iCAD offers a comprehensive range of high-performance upgradeable products for use with mammography, including digital radiography and computed radiography. These solutions enable radiologists to better serve patients by identifying pathologies and pinpointing cancers. Early detection of cancer is a key to better prognosis, less invasive treatment and lower treatment costs, and higher survival rates. Performed as an adjunct to a mammography screening, CAD quickly became a standard of care in breast cancer detection, helping radiologists improve clinical outcomes while enhancing workflow. Since iCAD received U.S. Food and Drug Administration (“FDA”) clearance for its first breast cancer detection product in January 2002, more than 4,700 iCAD systems have been placed in healthcare sites worldwide.

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

In July 2012, iCAD entered into a strategic partnership agreement with Invivo Corp., a division of Philips Healthcare. With this agreement, iCAD began developing the DynaCAD product software for breast and prostate MR image analysis workstations to help radiologists find cancer earlier and more efficiently. Invivo sells the DynaCAD product both directly and through Philips Healthcare’s global distribution network

The acquisition of Xoft brought an isotope-free cancer treatment platform technology to the Company’s product line. Xoft designs, develops, manufactures, markets and sells electronic brachytherapy products for the treatment of breast, gynecological and non-melanoma skin cancer, and for the treatment of other cancers or conditions where radiation therapy is indicated, and is used in a broad range of clinical settings. The portable Xoft Axxent eBx system (“Xoft eBx system”) which delivers electronically controlled radiation therapy directly to cancer sites with minimal radiation exposure to surrounding healthy tissue is FDA-cleared. Electronic brachytherapy is a type of brachytherapy that utilizes a miniaturized high dose rate X-ray source to apply radiation directly to the cancerous site. The goal is to direct the radiation dose to the size and shape of the cancerous area, sparing healthy tissue and organs. The Xoft technology delivers similar clinical dose rates to traditional radioactive systems. Electronic Brachytherapy can be delivered during an operative procedure and may be used for Accelerated Partial Breast Irradiation (“APBI”) which delivers the full course of radiation over a course of five days. Additionally, the Xoft eBx system is used for the treatment of non-melanoma skin cancers – primarily Basal Cell Carcinoma and Squamous Cell Carcinoma through the use of surface applicators as well as endometrial and cervical cancer. This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and provide advanced treatments such as Intraoperative Radiation Therapy (“IORT”). Current customers of the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices, cancer care clinics, and veterinary facilities and strategic partnerships with radiation oncology service providers that enable the supervised delivery of the technology in dermatologist offices.

In the Therapy segment the Company offers an isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“Xoft eBx”) can be used for the treatment of early- stage breast cancer, endometrial cancer, cervical cancer and non-melanoma skin cancer. The Company believes the Xoft eBx system platform indications represent strategic opportunities in the United States and International markets to offer differentiated treatment alternatives. In addition, the Xoft eBx system generates additional recurring revenue for the sale of consumables and related accessories which will continue to drive growth in this segment.

The Company intends to continue the extension of its image analysis and clinical decision support solutions for mammography, MRI and CT imaging. iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products. CAD for breast tomosynthesis is an emerging area which the Company believes which will provide additional benefits for early breast cancer detection. The Company’s belief is that early detection in combination with earlier targeted intervention provides patients and care providers with the best tools available to achieve better clinical outcomes resulting in a market demand that will drive iCAD’s top line growth.

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

Strategy

iCAD is evolving from a business focused on image analysis for the early detection of cancers to a broader player in the oncology market. The Company’s belief is that early detection in combination with earlier targeted intervention provides patients and healthcare providers with the best tools available to achieve better clinical outcomes resulting in a market demand that will drive market adoption for iCAD’s solutions. The Company intends to provide customers with a broader portfolio of oncology solutions that address four key stages of the cancer care cycle: detection, diagnosis, treatment and monitoring.

The acquisition of Xoft was a transformative event for the Company. The Xoft eBx system is a disruptive radiation oncology treatment solution with significant cost, mobility, and treatment time advantages over its competitors. While the primary application of this system today is localized breast cancer treatment using a ten to fifteen minute breast Intraoperative Radiation Therapy (IORT) protocol, the Xoft eBx system platform can be used to treat a wide and growing array of additional cancers, including gynecological and non-melanoma skin cancers.

The Company believes that the Xoft eBx system is uniquely well positioned to offer a differentiated treatment alternative for the approximately 110,000 annual new cases of early stage breast cancer in the U.S. The Xoft eBx system does not require a shielded environment and is relatively small in size, which means that it can easily be transported for use in virtually any clinical setting (including the operating room where IORT is delivered) under radiation oncology supervision. The Xoft System may also be used for Accelerate Partial Breast Irradiation (APBI), which can be delivered twice daily for five days. Along with the growing body of clinical evidence in support of breast IORT, there is considerable economic momentum behind the Xoft eBx system for IORT as the Centers for Medicare and Medicaid Services (“CMS”) recently enacted increasingly more favorable hospital and physician reimbursement, effective January 1, 2014.

The Company views the additional Xoft eBx system platform indications as important opportunities in both the U.S. and international markets. Basal and Squamous Cell Carcinoma are two of the most prevalent types of skin cancer in the US. The Xoft eBx system, which utilizes an isotope-free miniaturized x-ray radiation source, enables radiation oncologists and dermatologists to collaborate in offering their patients a non-surgical treatment option that is particularly appropriate for certain challenging lesion locations on the ear, face and neck. The Company views the additional Xoft eBx system platform indications as important opportunities in both the U.S. and international markets. The Xoft eBx system is also marketed for gynecological cancers including endometrial cancer and in 2013 the Company received FDA clearance for a new application for the treatment of cervical cancer. Vaginal cancer is the fourth most common cancer affecting women worldwide and cervical cancer incidence rates outside of the US are very high due to inadequate penetration of screening modalities. The Company believes an additional strategic growth opportunity exists in the application of the Xoft eBx system for the treatment of other cancers beyond breast cancer in the IORT setting including integration with minimally invasive surgical techniques and systems

The Company intends to address the detection and diagnosis stages of the cancer care cycle through continued extension of its image analysis and clinical decision support solutions for mammography, MRI and CT imaging. iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products. CAD for breast tomosynthesis is an emerging area which the Company believes which will provide additional benefits for early breast cancer detection.

The Company applys its patented detection technology, pharmacokinetics, and algorithms to products used to detect disease states where pattern recognition, image analysis, and clinical efficiency play a pivotal role. For breast imaging, the Company is developing CAD solutions for tomosynthesis (3-D mammography) and a next-generation of breast MR image analysis workstations to help radiologists find cancer earlier and more efficiently. The Company believes that CAD for tomosynthesis has the potential to help radiologists better detect cancer and manage the workflow issues created by large 3D tomosynthesis datasets. The pharmacokinetics or second generation kinetics technology complements iCAD’s core competency in morphology (anatomy) based CAD solutions providing a platform for iCAD to produce next-generation MRI products delivering both kinetics and morphology technology in a single CAD solution. For colorectal cancer screening, iCAD has developed a CAD solution to help radiologists detect colonic polyps during their review of virtual CTC exams.

The Company believes that MR image analysis for prostate imaging continues to represent a growth opportunity. Nearly one in six men over age 40 becomes afflicted with prostate cancer in the U.S. and 10% of those cases are expected to be fatal. Current standards for detecting prostate cancer are considered by many medical professionals, to be antiquated and subject to accuracy issues. The current Prostate Specific Antigen blood test has a false negative rate approaching 15%, while only approximately 25% of men with abnormal tests actually have cancer. Biopsies miss at least 20% of all malignancies and underestimate the disease aggressiveness in up to 30% of men. Scientific evidence is growing that advanced imaging technologies will improve early detection, eliminate unnecessary procedures, and provide accurate image guidance for biopsies.

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

The three main segments of radiation therapy are external beam radiation therapy (“EBRT”), brachytherapy or sealed source radiation therapy, and systemic radioisotope therapy or unsealed source radiotherapy. The differences relate to the position of the radiation source; external is outside the body, brachytherapy uses sealed radioactive sources placed precisely in the treatment area, and systemic radioisotopes are given by infusion or oral ingestion. Brachytherapy uses temporary or permanent placement of radioactive sources. Conventional EBRT typically involves multiple treatments of a tumor in up to fifty radiation sessions (fractions). In the case of brachytherapy, radiation of healthy tissues further away from the sources is reduced. In addition, if the patient moves or if there is any tumor movement within the body during treatment, the radiation source(s) retain their correct position in relation to the tumor. These aspects of brachytherapy offer advantages over EBRT in that brachytherapy is able to direct high doses of radiation to the size and shape of the cancerous area while sparing healthy tissue and organs. Brachytherapy is commonly used as an effective treatment for endometrial, cervical, prostate, breast, and skin cancer, and can also be used to treat tumors in many other body sites. Electronic Brachytherapy is a type of radiotherapy that utilizes a miniaturized high dose rate X-ray source to apply radiation directly to the cancerous site. The Xoft eBx system is a proprietary electronic brachytherapy platform designed to deliver isotope-free (non-radioactive) radiation treatment in virtually any clinical setting without the limitations of radionuclides.

The process for delivering radiation therapy principally involves a radiation oncologist, a medical physicist responsible for planning the treatment and performing appropriate quality assurance procedures and, in certain instances, other related physicians depending upon the type of cancer e.g. a breast surgeon for breast cancer, a dermatologist for skin cancer, a gynecologist for endometrial or cervical cancer.

Breast cancer is a primary market for the use of radiation therapy. Globally, the incidence rate for breast cancer reached 1.67 million new cases annually in 2012, according to the World Health Organization GLOBOCAN 2012. Treatment options have progressed significantly over the past several years from mastectomy to breast conserving surgery which typically includes lumpectomy followed by a course of radiation therapy. Techniques for the delivery of radiotherapy associated with breast conserving surgery have evolved from focusing on 5-7 weeks of EBRT to APBI which reduces the protocol to 10 fractions over 5 days to IORT which delivers a complete dose of radiation during surgery for appropriately selected patients. This trend toward hypo-fractionation reflects market demand for more cost-efficient, flexible, and less resource intensive treatment options that also offer significant patient access advantages. Electronic Brachytherapy, due to its isotope-free energy source and thus minimal shielding requirements, is particularly well suited to IORT.

Another key market for Electronic Brachytherapy is non-melanoma skin cancer; Squamous cell and Basal cell carcinoma are the two main types of skin cancers appropriate for treatment with the Xoft System. With more than 2.8 million new cases in the U.S. each year, Basal cell carcinoma is the most common type of skin cancer. The squamous cell variation is the second most prevalent type with approximately 700,000 new cases per year in the U.S. Appropriately selected patients with either type may be eligible for treatment with electronic brachytherapy – especially those lesions in difficult to treat locations anatomical locations such as the ear, nose, and neck. The Xoft eBx System provides an ideal alternative for patients with contraindications to surgery or who prefer a non-invasive option. Electronic Brachytherapy provides convenience and a cost effective, highly mobile therapeutic option that can be delivered in virtually any office setting with minimal shielding.

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

Approximately 39 million mammograms were performed in the U.S. in 2013. Although mammography is the most effective method for early detection of breast cancer, studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. More than half of the cancers missed are due to observational errors. CAD, when used in conjunction with mammography, has been proven to help reduce the risk of these observational errors by as much as 20%. Earlier cancer detection typically leads to more effective, less invasive, and less costly treatment options which ultimately should translate into improved patient survival rates. CAD, as an adjunct to mammography screening, is reimbursable in the U.S. under federal and most third party insurance programs. This reimbursement provides economic support for the acquisition of CAD products by women’s healthcare providers. Market growth has also been driven in recent years by the introduction of full field digital mammography (“FFDM”) systems.

In the U.S., approximately 8,700 facilities (with approximately 13,000 mammography systems) were certified to provide mammography screening in 2013. Historically, these centers have used conventional film-based medical imaging technologies to capture and analyze breast images. Of the 8,700 certified facilities, to date approximately 93% have acquired FFDM systems. A FFDM system generates a digital image eliminating film used in conventional mammography.

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

Based on the report published by the European Commission in April 2012, breast cancer is one of the most prevalent forms of cancer and it is also responsible for the most cancer-related deaths among women in the European Union (“EU”). The number of expected breast cancer cases based on the 2012 report was expected to continue to rise as the incidence of cancer increases steeply with age and life expectancy. According to the European Parliamentary Group on Breast Cancer, they expect approximately 425,000 new breast cancer cases will be reported and over 129,000 deaths per year. On average one out of every 10 women in the EU is expected to develop breast cancer at some point in her life. As a result, most countries in Western Europe have or are planning to implement mammography screening programs resulting in an expected increase in the number of mammograms performed in the coming years.

Market Size and Share

GlobalData projects the FFDM sector will grow at a compound annual growth rate of 8% and reach $1.3 billion in 2017.

Frost and Sullivan predicted the use of MRI in the management of breast cancer volumes will heighten to 3 million by 2014. More than 7,000 MRI systems could be used for breast MRI procedures today. Merge Healthcare, Inc. (formerly Confirma, Inc. acquired by Merge Healthcare in September 2009) and Invivo Corporation have been and currently remain the market leaders in breast MR image analysis.

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

New Market Opportunities

Radiation Therapy: Electronic Brachytherapy

Radiation therapy is an important tool in the fight against cancer. When radiation interacts with a cell, it alters the cell’s DNA (or genetic make-up) and its ability to reproduce, which ultimately leads to cell death. eBx is a form of radiation therapy that is delivered directly at the location of the tumor and targets and kills cancer cells.

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

Electronic Brachytherapy can be delivered during an operative procedure and may be used as a primary or secondary modality over a course of days. This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and offer advanced treatments such as IORT. Current customers of the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices, cancer care clinics, and veterinary facilities.

Of the approximately 297,000 women who are diagnosed with breast cancer every year in the U.S., the majority or 60% are diagnosed with early stage breast cancer. About 60% of early stage breast cancers qualify as candidates for treatment with eBx. Currently about 80% of early stage breast cancer patients that are treated with radiation therapy follow a 5-7 week daily protocol of traditional external beam radiation and 20% are treated with a 5-day protocol using brachytherapy.

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

In a scientific paper presented at the 2010 ASCO Meeting, Dr. Jayant Vaidya of the University College London, UK, concluded that in the 2,200 patient multinational clinical trial (TARGIT-A trial) IORT, generated with 50 kV electronic brachytherapy, is equivalent to conventional external beam radiotherapy. In December 2012, Dr. Vaidya presented five-year follow up data on the TARGIT-A trial at a forum in conjunction with the San Antonio Breast Cancer Symposium. Following this presentation, in November 2013 the Lancet online published the five-year update results of the TARGIT-A trial. The updated results of the trial demonstrated that local recurrence rates in the TARGIT (IORT) group were within the non-inferiority boundary when compared to the results in the group who received external beam radiation therapy and that mortality rates from other causes than breast cancer were lower in the TARGIT (IORT) group. In addition, the data revealed that at five years, the local recurrence rate in patients who were treated with IORT ‘concurrent’ with lumpectomy was 1% greater (2.3%) than the recurrence rate for patients who received traditional external beam radiation therapy (1.3%).

Importantly, the reimbursement landscape for IORT has improved substantially in the past few years. In 2011, the American Medical Association (AMA) established category 1 CPT codes for IORT based on strong clinical evidence and a clear economic advantage relative to alternative treatment options including external beam radiotherapy. Following this significant development, in October 2012 the Centers for Medicaid and Medicare Services (CMS) unpackaged the IORT treatment delivery code and assigned it to a payment value associated with stereotactic radiosurgery. These codes and payment values became effective beginning January 2013. For 2014, CMS raised the payment value for the IORT treatment delivery code by 27% and overall IORT reimbursement increased in relation to the latter part of 2013.

Non-melanoma skin cancer is considered an epidemic in the US with over 3.6 million cases diagnosed annually. Of those cases, approximately 20-30% have specific diagnoses and lesion characteristics that make them potential candidates for electronic brachytherapy treatment. The Xoft System is a viable alternative treatment option for patients with lesions in cosmetically challenging locations (ear, nose, scalp, neck), locations that experience difficulties in healing (lower legs, upper chest, fragile skin), patients on anticoagulants or with pacemakers, and patients who are anxious about surgery. To date, the Xoft System has been used to successfully treat over 3,000 NMSC patients.

The Xoft System is the only electronic brachytherapy system with peer reviewed published clinical data. Since July of 2009, Dr, Ajay Bhatnagar, Radiation Oncologist at Cancer Treatment Services Arizona in Casa Grande, AZ has been conducting a clinical study on NMSC patients treated with the Xoft System. In October 2012, Dr. Bhatnagar presented results of his study at the annual meeting of the American Society for Radiation Oncology (ASTRO). With a mean follow-up of 11 months – but as long as 38 months after treatment – Dr. Bhatnagar reported no recurrences among 122 patients with171 lesions. At ASTRO 2013, Dr. Bhatnagar presented follow up data on his study: “Electronic Brachytherapy for the Treatment of Nonmelanoma Skin Cancer: Results at 3 Years”. This update included 187 subjects with 275 lesions treated. At the mean follow up of 10 months, Dr. Bhatnagar reported excellent (93%) cosmesis up to 3-years post-treatment, low toxicity, and no recurrences.

The reimbursement environment in the U.S. for the treatment of NMSC with the use of the Xoft System continues to be favorable on a regional basis. In 2013, the number of U.S. states that have affirmative payment coverage policies for Medicare patients who are suitable candidates for electronic brachytherapy increased to 16 from 10 – primarily in the West, Northwest and Midwest regions. Reimbursement is provided through a Category III electronic brachytherapy treatment delivery CPT code along with various other medical physics and treatment-planning CPT codes.

Gynecological cancers are also appropriate for treatment with electronic brachytherapy. There are approximately 50,000 new cases of endometrial cancer each year in the U.S. and nearly 300,000 new cases worldwide. Cervical cancer is highly prevalent in the developing world and there are 100,000 new cases per year in China alone. Additionally, electronic brachytherapy is appropriate for use in other IORT clinical settings where surgical resection is unable to completely eliminate all cancer cells. In the U.S. and International settings, IORT for pelvic, gastrointestinal, abdominal, spinal, and soft tissue sarcoma applications remains a potential market given the minimal shielding requirements associated with this treatment modality. The growth of minimally invasive surgery, estimated to be 30-40% of all surgical procedures currently in the U.S., is expected to accelerate the adoption of compatible eBx systems.

Breast Tomosynthesis

Breast Tomosynthesis was introduced in the United States in 2010 by Hologic, Inc. Several other companies, including GE, Siemens, and Giotto, have released breast tomosynthesis products in Europe and are currently working on receiving FDA approval. Tomosynthesis has been demonstrated to have multiple advantages over traditional 2D mammography. It has improved tissue visualization and detection and results in lower recall rates for patients. Tomosynthesis is considered to provide better comfort for the patient as the patient’s breast is positioned in the same manner as in the traditional mammograms, but the pressure applied is lower. Tomosynthesis is said to improve the sensitivity and specificity of cancer diagnosis along with lower radiation dose per examination when compared to mammography. Clinical studies indicate that diagnostic breast tomosynthesis improves the ability to distinguish malignant from benign tumor and can deduct early signs of cancer hidden by overlapping tissues. This helps reduce the overall number of biopsies performed and the call back rates. Initial studies have indicated that tomosynthesis has the ability to reveal 16% more cancers than conventional mammography and it also reduces false-positives by 85% (Frost and Sullivan Market Insight Report, “Tomosynthesis: The Next Wave in Digital Breast Imaging?” May 10 2007).

Tomosynthesis represents a significant opportunity to the current mammography installed base of over 12,000 systems. It has been estimated that 83% of digital sites will convert to tomosynthesis over the next 5-7 years. The U.S. tomosynthesis market opportunity is estimated to consist of 10,000 systems. Hologic is estimated to have sold 750 systems by the end of Q3 2013; this represents a 7% market penetration (Hologic, NASDAQ OMX 29th Investor Program, December 4 2012; Hologic Management Discusses Q4 2013 Results – Earnings Call Transcript, November 11, 2013).

CAD technology can play an important role in improving the accuracy and efficiency of reading breast tomosynthesis cases by automatically identifying breast masses and microcalcifications. The Company is currently developing a CAD technology to aid radiologists in their review of breast tomosynthesis as a means of improving lesion detection and reducing the time to read the large tomosynthesis datasets. The Company believes that CAD could become an important adjunct to breast tomosynthesis.

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

According to data from the American Cancer Society, it is estimated that over 50,000 Americans will die from colorectal cancer and 136,000 people will be diagnosed with colon cancer in 2014. It is the third leading cause of cancer deaths in spite of being highly preventable with early identification and removal of colorectal polyps. Several techniques including optical colonoscopy, which involves visualizing the inside of the colon with a specialized scope, exist for the early identification of polyps. More than 101 million Americans are age 50 and older, the recommended age for colorectal cancer screening. However, this technique remains highly underutilized with less than half of this population being tested. This reluctance can be directly linked to patients’ general discomfort with the invasive nature of this screening procedure.

Abundant research has been performed and CT techniques have evolved over more than a decade, to the point where CTC, as it is performed today, has demonstrated itself as a valid and highly effective screening tool for colorectal cancer. ACRIN’s large multi-center National CT Colonography Trial of a screening population published in the September 18, 2008 issue of the New England Journal of Medicine demonstrated that CTC is highly accurate for the detection of intermediate and large polyps and that the accuracy of CTC is similar to colonoscopy. In March of 2008, new consensus guidelines for screening for colorectal cancer (“CRC”) were jointly issued by the American Cancer Society (“ACS”), the American College of Radiology (ACR), and the U.S. Multi-Society Task Force on CRC. The guidelines include recommendations for the use of CTC for CRC screening. Most surveys of patients that have had both traditional colonoscopy and CTC have also shown greater patient preference for CTC with most patients preferring continued CTC surveillance over traditional colonoscopic surveillance. The Company believes that the ACRIN Study coupled with the 2008 consensus guidelines for screening for CRC are likely to increase the utilization of CTC

CTC is a less invasive technique than traditional colonoscopy for imaging the colon. CTC is performed with standard CT imaging of the abdomen while the colon is distended after subjecting the patient to a colon cleansing regimen. Specialized software from third party display workstation and picture archiving and communication system (“PACS”) vendors is then used to reconstruct and visualize the internal surface of the colon and review the CT slices. The process of reading a CTC exam can be lengthy and tedious as the interpreting physician is often required to traverse the entire length of the colon multiple times. CAD technology can play an important role in improving the accuracy and efficiency of reading CTC cases by automatically identifying potential polyps. CAD technology has been developed to aid radiologists in their review of CTC images as a means of improving polyp detection. The Company believes that CAD could become an important adjunct to CTC.

Three insurance procedure codes for CTC were approved and became effective January 1, 2010. The codes include: 74263 Screening CTC without contrast, 74261 Diagnostic CTC without contrast, and 74262 Diagnostic CTC with contrast. While screening CTC is not covered by Medicare, coverage continues to increase with approximately half of the U.S. states providing coverage for CTC screening and some of the private payers currently covering CTC screening include: CIGNA, Anthem BCBS (15 states), Kaiser Permanente, Carefirst BCBS, Healthlink, Horizon BCBS (NJ), Oxford Health Plans, Independence BC (PA), Physicians Plus of WI, BCBS Delaware, WPS Health Insurance (WI), BCBS AR, United Healthcare, UniCare, BCBS N.C., and BCBS Texas, BCBS Wellmark. In addition, a bill was introduced into both the US House of Representatives (HR991) in March 2013 that would require that CTC screening be reimbursed by Medicare and Medicaid.

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

Accurate staging of the disease is one of the biggest challenges with prostate cancer. Of the 239,000 men who are diagnosed with prostate cancer every year in the U.S., most have slow-growing tumors that likely will not lead to death or require invasive treatment, though the diagnosis does cause patient anxiety and requires close monitoring.

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

Products and Product Development

The table below presents the revenue and percentage of revenue attributable to the Company’s products and services for the years ended December 31, 2013, 2012 and 2011 (in thousands):

		For the year ended December 31,
	2013	%	2012	%	2011	%
Detection:
Digital & MRI CAD revenue	$7,930	24.0%	$8,379	29.6%	$13,256	46.3%
Film based revenue	561	1.7%	1,467	5.2%	2,361	8.2%
Service	8,414	25.4%	7,416	26.2%	7,148	24.9%

Detection revenue	16,905	51.1%	17,262	61.1%	22,765	79.5%

Therapy:
Electronic brachytherapy	11,065	33.5%	8,130	28.8%	3,711	13.0%
Service	5,097	15.4%	2,883	10.2%	2,176	7.6%

Therapy revenue	16,162	48.9%	11,013	38.9%	5,887	20.5%

Total revenue	$33,067	100.0%	$28,275	100.0%	$28,652	100.0%

Electronic Brachytherapy products:

Electronic Brachytherapy (eBx™) Treatment for Breast Cancer

Axxent® eBx™

The portable Axxent eBx system uses isotope-free miniaturized X-ray tube technology to deliver therapy directly to cancer sites with minimal radiation exposure to surrounding healthy tissue. The Axxent eBx system is FDA-cleared for the treatment of early stage breast cancer, endometrial cancer and non-melanoma skin cancer, as well as for the treatment of other cancers or conditions where radiation therapy is indicated, including IORT. The Company offers FDA-cleared applicators utilized with the Axxent eBx system including breast applicators for IORT and APBI in the treatment of breast cancer, vaginal applicators for the treatment of endometrial cancer, cervical applicators for the treatment of cervical cancer and skin applicators for the treatment of non-melanoma skin cancers. The single-use breast IORT and APBI applicators are offered in a variety of sizes based on clinical need. The endometrial, cervical and skin applicators are reusable and are manufactured in various sizes based on the anatomical requirements of the patient or the size of the lesion. The Company also provides the 50kV isotope-free energy source, a comprehensive service warranty program, and various accessories such as the Axxent eBx Rigid Shield for internal IORT shielding. The 50kV energy source is sold either as an annual contract customized to individual customer volume/usage requirements or on a single unit basis.

The Company has recently made several enhancements to the Axxent eBx system controller including a new software interface enabling enhanced system functionality and an upgraded high voltage connection improving system performance. In early 2013 the Company received FDA clearance for a new applicator for use in the treatment of cervical cancer. This new applicator would further expand the Company’s product portfolio in the gynecological cancer market and enable customers to offer comprehensive electronic brachytherapy solutions to their patients in need of gynecological radiation therapy. Cervical cancer is a particularly large market opportunity outside of the United States, especially in areas of the world where screening for cancer of the cervix is less prevalent. In order to capitalize on the large market opportunity in non-melanoma skin cancer, the Company is developing several enhancements to the Xoft eBx System that will deliver particular value to customers treating non-melanoma skin cancer patients in a variety of clinical settings – especially in office-based facilities. Current customers of the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices, cancer care clinics, and veterinary facilities in the United States, Europe and Asia and strategic partnerships with radiation oncology service providers that enable the supervised delivery of the technology in dermatology offices.

Digital and MRI CAD products:

Advanced Image Analysis and Workflow Solutions in Breast Imaging (Mammography)

iCAD develops and markets a comprehensive range of high-performance CAD solutions for digital mammography systems. iCAD’s SecondLook™ systems are based on sophisticated patented algorithms that analyze the data; automatically identifying and marking suspicious regions in the images. The system provides the radiologist with a “second look” which helps the radiologist detect actionable missed cancers earlier than screening mammography alone. SecondLook detects and identifies suspicious masses and micro-calcifications utilizing image processing, pattern recognition and artificial intelligence techniques. Knowledge from thousands of mammography images are incorporated in these algorithms enabling the product to distinguish between characteristics of cancerous and normal tissue. The result is earlier detection of hard-to-find cancers, improved workflow for radiologists, and higher quality patient care.

The Company launched and began shipments of its next generation SecondLook Digital CAD, SecondLook® Premier* to Europe in December of 2010. SecondLook Premier was developed to provide breast imagers with the most advanced and customizable digital mammography CAD system providing improved cancer detection through increased sensitivity, reduced false positives and robust clinical decision support tools. Built on an all-digital dataset, the technology expands on the SecondLook® platform and provides, what the Company believes to be, the richest set of clinical decision support tools. Its CAD metrics provide automated measurements of mammographic characteristics for every case and each CAD detection and CAD iNSIGHT provides the rationale for each CAD detection. The Company initiated a reader study in 2011 to obtain the clinical data that will be used to prepare their regulatory submission for SecondLook Premier to the FDA. iCAD continues to develop CAD products for additional digital imaging

(full field digital mammography (“FFDM”) and computed radiography) providers. Developmental work continues with Picture archiving and communication system (“PACS”) companies and iCAD is focused on developing new, more efficient ways of integrating CAD into PACS review workstations to create a streamlined workflow for mammography and potentially other specialties.

In June 2012, iCAD introduced its next generation of mammography CAD products, PowerLook Advanced Mammography Platform® (AMP). The technology expands on iCAD’s SecondLook platform and is the CAD platform for future breast imaging applications. PowerLook AMP incorporates both the SecondLook Digital and SecondLook Premier CAD algorithms. PowerLook AMP’s CAD metrics offer industry-leading tissue and lesion characteristics to support the breast imager’s workflow. In addition, PowerLook AMP is the first product of its kind to integrate Mātakina’s Volpara® Volumetric Breast Density assessment software that aids radiologists by standardizing their approach to breast density assessment. The system’s modular design gives radiologists the freedom to choose the products and functionality they need today and in the future. Included with PowerLook AMP is a multi-vendor CAD server that allows hospitals and imaging facilities to connect up to four mammography acquisition devices regardless of vendor. This reduces the need for separate CAD servers while lowering hardware and service costs. iCAD’s PowerLook AMP also provides the most powerful flexible DICOM connectivity solution enabling universal compatibility with leading PACS and Review Workstations. Additional modules are expected to be released and integrated into PowerLook AMP in the future.

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

In 2013, iCAD introduced new CAD solutions on PowerLook AMP for several new FFDMs. CAD for the Fuji Aspire HD, Fuji Aspire HD Plus, Siemens Inspiration PRIME, Philips Microdose, and Philips Microdose SI were released for global use. The Siemens Inspiration PRIME, Philips Microdose, and Philips Microdose SI CAD solutions allow CAD to be used on FFDM systems that require lower dosage than traditional FFDM systems.

Advanced Image Analysis and Workflow Solutions in MRI Imaging – Breast and Prostate

In July 2012, iCAD entered into a strategic partnership agreement with Invivo Corp., a subsidiary of Philips Healthcare. With this agreement, iCAD began developing the DynaCAD product software for breast and prostate MR image analysis workstations to help radiologists find cancer earlier and more efficiently. Invivo sells the DynaCAD product both directly and through the Philips global distribution network.

DynaCAD offers a suite of FDA cleared dynamic contrast enhanced (DCE) MRI analysis solutions for breast, prostate, and other organs. Each of the three modules delivers objective, consistent quantitative analysis of DCE MR images. The DynaCAD software automates the process of drawing regions of interest, minimizing potential errors inherent in manual processes. Once a region of interest has been identified, a sophisticated algorithm analyzes changes in the MR signal in the tissue to help clinicians discern biological processes taking place in malignant versus benign tumors. The DynaCAD algorithm uniquely uses all data available from an MR study, resulting in more consistent analysis across magnets and contrast agents. Also available within DynaCAD is a breast interventional and prostate interventional module which allows for MRI guided biopsies of the breast and prostate to be performed, respectively. DynaCAD’s combination of quantitative and qualitative information reveals characteristics of tumor physiology, and can aid in detecting and localizing cancer as well as supporting treatment planning and monitoring of the lesion over time.

Advanced Image Analysis and Workflow Solutions in CT Colonography

VeraLook™

iCAD introduced a CAD solution, VeraLook, in August 2010 following FDA clearance of the product. This solution is designed to support detection of colonic polyps in conjunction with CT Colonography. iCAD believes that CAD for CT Colonography is a natural extension of iCAD’s core competencies in image analysis and image processing. The system works in conjunction with third party display workstations and PACS vendors. Field testing of the product was initiated in 2008 and iCAD conducted a multi-reader clinical study of iCAD’s CT Colon CAD product, for use with CTC. Results of the Company’s clinical study, “Impact of Computer-Aided Detection for CT Colonography in a Multireader, Multicase Trial” demonstrated that reader sensitivity improved 5.5% for patients with both small and large polyps with use of CAD. Use of CAD reduced specificity of readers by 2.5%. The clinical relevance of this CAD program was improved reader performance while maintaining high reader specificity. Throughout 2012, iCAD continued to globally distribute the VeraLook product with advanced visualization reading workstations manufactured by Vital Images, a Toshiba Medical System Group Company.

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

The TLMA provides flexible DICOM connectivity for seamless integration with leading review workstations, PACS and radiology information systems (“RIS”). Specialized image compression techniques reduce file sizes up to 80%, minimizing long-term storage requirements. In 2013, iCAD announced that it would stop selling TLMA in June 2014.

Sales and Marketing

iCAD, through its Xoft subsidiary, markets the eBx system in the United States and select countries worldwide. The Company has substantially expanded its installed base of eBx systems in the US and has established initial installations in Western Europe and Taiwan. Xoft’s direct sales force sells the system on the basis of its clinical effectiveness as a platform high dose rate, low energy radiation therapy solution for hospitals, ambulatory care centers and free standing radiation oncology facilities and other office-based uses, e.g. dermatologists clinical practices. The system offers a distinct competitive advantage in that it is a highly mobile unit with minimal shielding requirements that can easily be moved from room to room within a single healthcare institution or be transported from facility to facility given its relatively compact form factor. Breast IORT is a strategic focus of the Company due to the significant clinical /lifestyle benefits to the patient and economic advantages to the facility. Non-melanoma skin cancer is an additional strategic priority given the high incidence rate of the disease and the unique benefits of the Xoft eBx system in this clinical indication. The additional clinical applications including gynecological cancers other IORT applications (in addition to breast IORT), as well as its potential to scale in the future to address other indications for use highlight the Xoft eBx system’s unique platform flexibility.

Core to the Company’s eBx market development strategy is a comprehensive medical education program. Xoft actively participates in several key industry scientific conferences in the United States and Europe including but not limited to ACRO, Miami Breast, ASBS, ACS, SSO, AAPM, ESTRO, ISIORT, Milan Breast, AAD, and ASTRO on an annual basis. At select industry conferences and at independent venues the Company provides specific additional eBx professional education programs and product demonstrations in the form of symposia. The Company expanded its medical education program in 2013 to include breast IORT and non-melanoma skin cancer symposia in several high value U.S. markets.

The Company further supports breast IORT through its launch of the ExBRT Study – a post-market clinical trial designed to enroll 1,000 patients at up to 50 sites. The study will enable facilities interested in treating early stage breast cancer patients with the Xoft eBx system to participate in a common clinical protocol and follow enrolled patients for up to 10 years. The ExBRT Study is led by a prestigious and diverse group of leading brachytherapy and breast care physicians including breast surgeons, radiation oncologists, pathologists, and medical physicists from leading US breast cancer care institutions.

iCAD’s mammography products are sold through its direct regional sales organization in the U.S. as well as through its OEM partners, including GE Healthcare, Fuji Medical Systems, Siemens Medical, Philips Healthcare, Agfa Corporation, Sectra Medical Systems, Planmed, Fuji Medical Systems, IMS Giotto, and Carestream Health, Inc. iCAD’s MRI products are distributed through Invivo and Philips globally.

The Company’s products are marketed on the basis of their clinical superiority and their ability to help radiologists detect more cancers earlier, while seamlessly integrating into the clinical workflow of the radiologist. In 2013, the Company continued to build upon its positioning of advanced image analysis and clinical decision support solutions for mammography, MRI and CTC. As part of its sales and marketing efforts, iCAD has developed and executed a variety of public relations and local outreach programs with numerous iCAD customers. Additional investments are being made in cultivating relationships with the leaders in breast, colon, and prostate CAD at national trade shows, where industry leaders discuss the future of CAD in these modalities.

Competition

The Company’s existing eBx products face competition in breast IORT primarily from one company, Carl Zeiss Meditec, Inc., (“Zeiss”) a multinational company, where eBx products are only one of that company’s many products. Zeiss manufactures and sells eBx products for the use of intraoperative radiation therapy. Recently, Zeiss has expanded their product portfolio to include additional anatomical areas beyond breast IORT. Zeiss now offers a range of radiation therapy applicators for use in various applications including spine, the gastrointestinal tract, skin, and endometrial cancers. Zeiss has an established base of breast IORT installations in Europe where the majority of the TARGIT-A trial clinical sites are located. Europe is also the focus of their clinical research in the various new applications previously listed. IntraOp/Mobetron is an additional competitor in the high dose rate (“HDR”) radiation therapy market. IntraOp/Mobetron uses a small linear accelerator to deliver electron-beams to the target and does not require a lead-shielded bunker.

The Company’s NMSC products face numerous competitors utilizing a variety of technologies. Surface Radiation Therapy (SRT) systems including Sensus Healthcare directly compete with the Xoft System in this market in which Dermatologists and Radiation Oncologists seek mobile, efficient, non-surgical treatment options. There are important advantages of eBx relative to SRT including more rapid dose fall-off, typically fewer treatment sessions, and different reimbursement coding requirements. In late 2013, Nucletron (a division of Elekta) received clearance for its electronic brachytherapy system “Esteya” for use in the treatment of NMSC. Launched at ASTRO in September, this new market entrant utilizes a low energy 69.5 kV source and a range of surface applicators in a small footprint system profile. Clinical experience with the Esteya system is limited to early 2014. Other competitors in the NMSC market include surgery (excision, Mohs surgery, and destruction). Mohs surgery remains the primary treatment option for Dermatologists in the majority of NMSC cases. Traditional radiation therapy including external beam radiation therapy is also a treatment modality used to treat NMSC patients.

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

The Company currently faces direct competition in its CAD business from Hologic, Inc. and imaging equipment manufacturers such as GE Healthcare, Siemens Medical, and Philips Medical Systems. VuCOMP and Parascript received FDA clearance for their mammography CAD products in February 2012 and September 2013, respectively. The Company believes that its market leadership in mammography CAD and strong relationships with its strategic partners will provide it with a competitive advantage in the mammography CAD market.

Merge Healthcare, Inc. and Invivo Corporation (Philips) are the market leaders in breast MR image analysis. . The Company believes that its market leadership in mammography CAD and its strategic partnership with Invivo Corp., provide the Company with a competitive advantage with the breast and prostate imaging communities.

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

Manufacturing and Professional Services

The Company’s CAD products are manufactured and assembled by the Company, in addition, to purchasing and supply chain management, planning/scheduling, manufacturing engineering, service repairs, quality assurance, inventory management, and warehousing. Once the product has shipped, it is usually installed by one of the Company’s OEM partners at the customer site. When a product sale is taken direct from the end customer by iCAD, the product is installed by iCAD personnel at the customer site.

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

Xoft’s portable Axxent® Controller is manufactured and assembled for Xoft by a contract manufacturer. Xoft’s electronic brachytherapy miniaturized X-ray source, which is used to deliver radiation directly to the cancerous site, is manufactured in the Company’s San Jose, CA facility. Xoft operations consist of manufacturing, engineering, administration, purchasing, planning and scheduling, service repairs, quality assurance, inventory management, and warehousing. Once the product has shipped, it is installed by Xoft personnel at the customer site.

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

The Company has many patents covering its CAD and eBx technologies expiring between 2018 and 2028. These patents help the Company maintain a proprietary position in its markets. Additionally, the Company has a number of patent applications pending domestically, some of which have been also filed internationally, and the Company plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s CAD and digitizer technologies and products, including CAD for tomosynthesis, CAD for CT colonography and lung and CAD for MRI breast and prostate, as well as Xoft’s current and future eBx technologies and products. The Company has also secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography, a non-exclusive patent license from Cytyc/Hologic which relates to balloon applicators for breast brachytherapy, a non-exclusive license from Yeda Research which relates to the 3TP method for the detection of cancer and a non-exclusive license from Zeiss which relates to brachytherapy. The Company believes it has all the necessary licenses from third parties for software and other technologies in its products, however we do not know if current or future patent applications will issue with the full scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated.

Sources and Availability of Materials

The Company depends upon a limited number of suppliers and manufacturers for its products, and certain components in its products may be available from a sole or limited number of suppliers. The Company’s products are generally either manufactured and assembled for it by a sole manufacturer, by a limited number of manufacturers or assembled by it from supplies it obtains from a limited number of suppliers. Critical components required to manufacture these products, whether by outside manufacturers or directly, may be available from a sole or limited number of component suppliers. The Company generally does not have long-term arrangements with any of its manufacturers or suppliers. The loss of a sole or key manufacturer or supplier would impair the Company’s ability to deliver products to customers in a timely manner and would adversely affect its sales and operating results. The Company’s business would be harmed if any of its manufacturers or suppliers could not meet its quality and performance specifications and quantity and delivery requirements.

Major Customers

The Company operates in two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Company markets its products for digital mammography, MRI, and cancer therapy systems through its direct regional sales organization. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fuji Medical Systems, Siemens Medical and Invivo. OEM partners comprised approximately 51% of Detection revenues and 26% of revenue overall. GE Healthcare was the largest single customer with approximately $3.7 million in 2013, $4.5 million in 2012, and $6.8 million in 2011 or 11%, 16%, and 24% of total revenues, respectively. Two customers comprised 35% of Cancer Therapy revenues and 17% of total revenue with approximately $5.6 million in revenues; however neither customer exceeded 10% of total revenues.

Engineering and Product Development

The Company spent $7.7 million, $7.8 million, and $10.8 million on research and development activities during the years ended December 2013, 2012 and 2011, respectively. Research and development expenses for 2013 are primarily attributed to personnel, consulting, subcontract, licensing and data collection expenses relating to the Company’s new product development and clinical testing.

Employees

As of February, 2014, the Company had 102 employees, all of which are full time employees, with 29 involved in sales and marketing, 29 in research and development, 32 in service, manufacturing, technical support and operations functions, and 12 in administrative functions. None of the Company’s employees are represented by labor organizations. The Company considers its relations with employees to be good.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) and competitive position of the Company.

Financial Geographic Information

The Company’s primary market is in the United States through its direct sales force and OEM partners. Export sales are typically through OEM partners. Total export sales represented approximately $1.9 million or 6% of sales in 2013 as compared to $2.9 million or 10% of total sales in 2012 and $1.8 million or 6% of total sales in 2011.

The Company’s principal concentration of export sales is in Europe, which accounted for 65% of the Company’s export sales in 2013, 74% of the Company’s export sales in 2012 and 67% of export sales in 2011. France accounted for approximately 23% in 2013, 28% in 2012 and 16% in 2011 of the total export sales. In addition approximately 17% and 18% of export sales in 2013 were to the United Kingdom and Canada, respectively.

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

We have incurred significant losses from inception through 2013 and there can be no assurance that we will be able to achieve and sustain future profitability.

We have incurred significant losses since our inception. We incurred a net loss of $7.6 million in fiscal 2013 and have an accumulated deficit of $144.1 million at December 31, 2013. We may not be able to achieve profitability.

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

The Company is a defendant in multiple suits brought in Orange County Superior Court by plaintiffs who allege personal injury resulting from gross negligence and product liability relating to their treatment with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. These suits are discussed in more detail in Item 3 of this Form 10-K and in Note 7(e) to the Consolidated Financial Statements filed with this Form 10-K.

We have determined that, with respect to this case, a loss is probable, but not estimable. There can be no assurances that we will be able to defend or settle these claims on terms favorable to us. Our product liability and general liability insurance coverage may not be adequate for us to avoid or limit our liability exposure in this pending action.

Our product and general liability insurance coverage may be inadequate with respect to future claims as well, and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. If available at all, product liability insurance for the medical device industry generally is expensive. The pending action and any future product liability claims could be costly to defend and/or costly to resolve and could harm our reputation and business.

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

Our business is dependent upon future market growth of full field digital mammography systems, digital computer aided detection products, and tomosynthesis as well as advanced image analysis and workflow solutions for use with MRI and CT and to the market growth of electronic brachytherapy: this growth may not occur or may occur too slowly to benefit us.

Our future business is substantially dependent on the continued growth in the market for full field digital mammography systems, digital computer aided detection products and tomosynthesis as well as advanced image analysis and workflow solutions for use with MRI and CT and to the market growth of electronic brachytherapy The market for these products may not continue to develop or may develop at a slower rate than we anticipate due to a variety of factors, including, general economic conditions, delays in hospital spending for capital equipment, the significant cost associated with the procurement of full field digital mammography systems and CAD products and MRI and CT systems and the reliance on third party insurance reimbursement. In addition we may not be able to successfully develop or obtain FDA clearance for our proposed products.

A limited number of customers account for a significant portion of our total revenue. The loss of a principal customer could seriously hurt our business.

Our principal sales distribution channel for our digital products is through our OEM partners which accounted for 26% of our total revenue in 2013, with one major customer, GE Healthcare at 11% of our revenue. In addition six customers accounted for 43% of our total revenue, which includes both OEM partners and direct customers. A limited number of major customers have in the past and may continue in the future to account for a significant portion of our revenue. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results.

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

The medical device industry is highly regulated and we have to comply with various laws, rules and regulations pertaining to healthcare, fraud and abuse. Compliance with these laws could restrict our sales and marketing practices, and exclusion from such programs as a result of a violation of these laws could have a material adverse effect on our business.

Once our products are sold, we must comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including false claims laws, anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE. Compliance with these laws could restrict our sales and marketing practices, and exclusion from such programs as a result of a violation of these laws could have a material adverse effect on our business.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits persons from knowingly or willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce:

•	the referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare program; or

•	purchasing, ordering, arranging for, or recommending the ordering of, any service or product for which payment may be made by a government-sponsored healthcare program.

The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The statutory penalties for violating the Anti-Kickback Statute include imprisonment for up to five years and criminal fines of up to $25,000 per violation. In addition, through application of other laws, conduct that violates the

Anti-Kickback Statute can also give rise to False Claims Act lawsuits, civil monetary penalties and possible exclusion from Medicare and Medicaid and other federal healthcare programs. In addition to the Federal Anti-Kickback Statute, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states, these anti-kickback laws apply not only to payment made by a government health care program but also with respect to other payers, including commercial insurance companies.

Government officials have focused recent kickback enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, including medical device manufacturers, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. This trend is expected to continue. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal plea or deferred prosecution agreements.

Physician Self-Referral Laws

The federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing for any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund these amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service and possible exclusion from federal healthcare programs. In addition to the Stark Law, many states have their own self-referral laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states these self-referral laws apply not only to payment made by a federal health care program but also with respect to other payers, including commercial insurance companies. In addition, some state laws require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider even if the referral itself is not prohibited.

If passed, the Promoting Integrity in Medicare Act of 2013, introduced in Congress in August of 2013, would eliminate advanced diagnostic imaging, anatomic pathology, radiation therapy, and physical therapy services from the Stark Law’s in-office ancillary services exception. The in-office ancillary services exception currently allows physicians to provide certain designated health services within the confines of their office without violating the Stark prohibition of self-referrals if certain conditions are met. The proposed bill would eliminate this exception, which could result in a reduction in the provision of certain radiation therapy services by physicians, and could impact our business.

False Claims Laws

The federal False Claims Act, or FCA, prohibits any person from knowingly presenting, or causing to be presented, a false claim or knowingly making, or causing to made, a false statement to obtain payment from the federal government. Those found in violation of the FCA can be subject to fines and penalties of three times the damages sustained by the government, plus mandatory civil penalties of between $5,000 and $10,000 (adjusted for inflation) for each separate false claim. Actions filed under the FCA can be brought by any individual on behalf of the government, a “qui tam” action, and this individual, known as a “relator” or, more commonly, as a “whistleblower,” may share in any amounts paid by the entity to the government in damages and penalties or by way of settlement. Congress strengthened the False Claims Act in amendments contained in the Fraud Enforcement and Recovery Act of 2009 (Pub.L. 111-21). In addition, certain states have enacted laws modeled after the FCA, and this legislative activity is expected to increase. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies, including medical device manufacturers, to defend false claim actions, pay damages and penalties or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of investigations arising out of such actions.

Increased Regulatory Scrutiny of Relationships with Healthcare Providers

Certain state governments and the federal government have enacted legislation, including the Physician Payments Sunshine Act provisions under the Federal Patient Protection and Affordable Care Act (“PPACA”), aimed at increasing transparency of our interactions with healthcare providers. As a result, we are required by law to disclose payments, gifts, and other transfers of value to certain healthcare providers in certain states and to the federal government. Any failure to comply with these legal and regulatory requirements could result in a range of fines, penalties, and/or sanctions, and could affect our business. In addition, we may need to devote substantial time and financial resources to develop and implement enhanced structure, policies, systems and processes to comply with these enhanced legal and regulatory requiremnes, which may also impact our business.

Third-Party Reimbursement

Because we expect to receive payment for our products directly from our customers, we do not anticipate relying directly on payment for any of our products from third-party payers, such as Medicare, Medicaid, commercial health insurers and managed care companies. However, our business will be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. For example, our business will be indirectly impacted by the ability of a hospital or medical facility to obtain coverage and third-party reimbursement for procedures performed using our products. These third-party payers may deny coverage if they determine that a device used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payer, or was used for an unapproved indication. They may also pay an inadequate amount for the procedure which could cause healthcare providers to used a lower cost competitor’s device or perform a medical procedure without our device.

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

Our products are generally either manufactured and assembled for us by a sole manufacturer, by a limited number of manufacturers or assembled by us from supplies we obtain from a limited number of suppliers. Critical components required to manufacture our products, whether by outside manufacturers or directly by us, may be available from a sole or limited number of component suppliers. We generally do not have long-term arrangements with any of our manufacturers or suppliers. The loss of a sole or key manufacturer or supplier could materially impair our ability to deliver products to our customers in a timely manner and would adversely affect our sales and operating results. Our business would be harmed if any of our manufacturers or suppliers could not meet our quality and performance specifications and quantity and delivery requirements.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2013 and will continue to do so for future fiscal periods. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

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

Our revenue from sales outside of the United States, represented approximately 6% of our revenue for 2013. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

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

A substantial number of shares of our common stock are eligible for future sale, and the sale of shares of common stock into the market, or the perception that such sales may occur, may depress our stock price.

Sales of substantial additional shares of our common stock in the public market, or the perception that these sales may occur, may significantly lower the market price of our common stock. We are unable to estimate the amount, timing or nature of future sales of shares of our common stock. We have previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and may become freely tradable. We have also registered shares that are issuable upon the exercise of options and warrants. If holders of options or warrants choose to exercise their securities and sell shares of common stock issued upon the exercise in the public market, or if holders of currently restricted common stock choose to sell such shares of common stock in the public market under Rule 144 or otherwise, or attempt to publicly sell such shares all at once or in a short time period, the prevailing market price for our common stock may decline.

Future issuances of shares of our common stock may cause significant dilution of equity interests of existing holders of common stock and decrease the market price of shares of our common stock.

We have previously issued options and warrants that are exercisable into a significant number of shares of our common stock. Should existing holders of options or warrants exercise their securities into shares of our common stock, it may cause significant dilution of equity interests of existing holders of our common stock and reduce the market price of shares of our common stock.

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

The Company’s executive offices are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, and renewed on January 1, 2012, consisting of approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire (the “Premises”). The Lease renewal provided for an annual base rent of $187,272 during 2013; $192,780 for 2014; $198,288 for 2015 and $203,796 for 2016. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises. The Company also has the right to extend the term of the Lease for an additional five year period at the then current market rent rate (but not less than the last annual rent paid by the Company).

The Company leases approximately 3,492 square feet of office space located at the 675/Fairborn Commerce Center, 1160 Dayton Yellow Springs Road, Suite 21, in Fairborn Ohio. The Ohio Lease provides for a three (3) year and three (3) month term, which commenced on January 1, 2011 for approximately $43,650 per year, with all amounts payable in equal monthly installments. The Ohio Lease provides the Company with the option to renew the lease for an additional three (3) year period. The monthly payments for the renewal term, if any, will be substantially similar to the payments referred to above. The Company does not expect to renew this lease at the termination of the primary term, which ends in April, 2014.

The Company leases a facility consisting of approximately 24,350 square feet of office, manufacturing and warehousing space located at 101 Nicholson Lane, San Jose, CA. The operating lease commenced September 2012 and provides for an annual base rent of $248,376 through September 2013, $260,064 from October 2013 through September 2014, $271,752 through September 2015, $283,440 through September 2016 and $295,140 through September 2017, with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

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

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages – specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC),

again with identical allegations against the same defendants. On January 18, 2012, three additional Jane Doe plaintiffs and one additional John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00538423-CU-PL-CXC) with identical allegations against the same defendants. On April 11, 2012, the above-referenced cases were consolidated for all purposes, excluding trial. On May 2, 2012, plaintiffs filed a master consolidated complaint, with the same case number as the original filed complaint. On August 2, 2012, plaintiffs filed fictitious name amendments adding defendants, Mel Silverstein, M.D., Peter Chen, M.D., Lisa Guerrera, M.D., Ralph Mackintosh, Ph.D., Robert Dillman, M.D., and Jack Cox. On September 14, 2012, an additional Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00598740-CU-PL-CXC) with identical allegations as plaintiffs above against the same original defendants. On October 17, 2012, plaintiff John Doe No. 11 dismissed his complaint, with prejudice, as to all defendants. On November 26, 2012, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology, Inc. On January 15, 2013, plaintiffs filed a dismissal, with prejudice, as to defendant, Mel Silverstein, M.D., only. On May 28, 2013, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology. On July 11, 2013, American Ceramic Technology filed a cross-complaint for express and implied indemnity, apportionment, contribution and declaratory relief against all defendants. On October 24, 2013, plaintiff’s filed an amended master consolidated complaint. On January 17, 2014, Ralph Mackintosh, Ph.D., Robert Dillman, M.D., Jack Cox, and Hoag Memorial Hospital Presbyterian each filed a cross-complaint for equitable indemnity, contribution and declaratory relief against American Ceramic Technology. It is alleged that each Jane Doe plaintiff was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini was the subject of a voluntary recall. These claims are still in the early stages. Based upon our preliminary analysis, the Company plans to vigorously defend the lawsuits however a loss is reasonably possible. Since the amount of the potential damages in the event of an adverse result is not reasonably estimable, we are unable to estimate a range of loss and no expense has been recorded with respect to the contingent liability associated with this matter.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”. The following table sets forth the range of high and low sale prices for each quarterly period during 2013 and 2012.

Fiscal year ended December 31, 2013	High	Low
First Quarter	$6.90	$4.25
Second Quarter	6.62	4.24
Third Quarter	6.25	5.27
Fourth Quarter	12.18	5.16

Fiscal year ended December 31, 2012
First Quarter	$3.45	$2.25
Second Quarter	2.90	2.10
Third Quarter	2.99	1.75
Fourth Quarter	5.12	1.85

As of February 7, 2014, there were 356 holders of record of the Company’s common stock. In addition, the Company believes that there are in excess of 4,500 holders of its common stock whose shares are held in “street name”.

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

See Item 12 of this Form 10-K for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2013.

Issuer’s Purchases of Equity Securities. For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. For the three months ended December 31, 2013 there were 216 shares of our common stock that were repurchased to cover employee income tax withholding obligations in connection with the vesting of restricted stock units under our equity incentive plans.

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchaed under the plans or programs
October 1— October 31, 2013	—	$—	$—	$—
November 1— November 30, 2013	216	$9.27	$—	$—
December 1— December 31, 2013	—	$—	$—	$—

Total	216	$9.27	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.
(2)

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy for the early identification and treatment of cancer. The Company now reports in two segments –Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”).

The Company has grown primarily through acquisitions to become a broad player in the oncology market.

In the Detection segment, the Company’s industry-leading solutions include advanced image analysis and workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, a comprehensive range of high-performance, upgradeable Computer-Aided Detection (CAD) systems and workflow solutions for mammography, Magnetic Resonance Imaging (MRI) and Computed Tomography CT.

The Company intends to continue the extension of its superior image analysis and clinical decision support solutions for mammography, MRI and CT imaging. iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products.

In the Therapy segment the Company offers an isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“Xoft eBx”) can be used for the treatment of early- stage breast cancer, endometrial cancer, cervical cancer and non-melanoma skin cancer. The Company believes the Xoft eBx system platform indications represent strategic opportunities in the United States and International markets to offer differentiated treatment alternatives. In addition, the Xoft eBx system generates additional recurring revenue for the sale of consumables and related accessories which will continue to drive growth in this segment.

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing facilities in New Hampshire, a research and development facility in Ohio and, and, an operation, research, development, manufacturing and warehousing facility in San Jose, California. The Company does not expect to renew the lease in the Ohio facility, which will expire in April 2014. The Company does not expect any reduction in its research and development workforce as a result of the lease termination.

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

The Company’s critical accounting policies include:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Inventory;

•	Valuation of long-lived and intangible assets;

•	Goodwill;

•	Warrants

•	Stock based compensation; and

•	Income taxes.

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

The Company recognizes revenue from the sale of its digital, film-based CAD and eBx products and services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASC Update No. 2009-14, “Certain Arrangements That Contain Software Elements” (“ASU 2009-14”) and ASC 985-605 “Software”. Revenue for the sale of certain CAD products is recognized in accordance with ASC 840 (“Leases”) (“ASC 840”). For multiple element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining BESP for deliverables without VSOE or TPE considers multiple factors including relative selling prices; competitive prices in the marketplace, and management judgment, however, these may vary depending upon the unique facts and circumstances related to each deliverable.

The Company uses customer purchase orders that are subject to the Company’s terms and conditions or, in the case of an Original Equipment Manufacturer (“OEM”) are governed by distribution agreements. In accordance with our distribution agreements, the OEM does not have a right of return, and title and risk of loss passes to the OEM upon shipment. The Company generally ships Free On Board shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. In addition, the Company assesses whether collection is probable by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references.

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

The Company has determined that iCAD’s Digital, and film based sales generally follow the guidance of FASB ASC Topic 605 “Revenue Recognition” (ASC 605”) as the software has been considered essential to the functionality of the product per the guidance of ASU 2009-14. Typically, the responsibility for the installation process lies with the OEM partner. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand-alone value to the customer. In these instances, the Company allocates the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed according to the BESP of the element. Revenue from the Digital, and film based equipment when there is installation is recognized based on the relative selling price allocation of the BESP.

Revenue from the Company’s MRI products is recognized in accordance with ASC 985-605 “Software”. Sales of this product include third-party OEM support, and the Company has established VSOE for this element based on substantive renewal rates for support as specified in the agreement. Product revenue is determined based on the residual value in the arrangement, and is recognized when delivered. Revenue for third-party support is deferred and recognized over the support period which is typically on an annual basis.

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

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial results, stability and payment history of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2013 is adequate.

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

As of June 2013, the Company determined that it had two reporting units and two reportable segments based on the information provided to our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”). Goodwill was allocated to the reporting units based on the relative fair value of the reporting units as of June 2013.

The Company performed the annual impairment assessment at October 1, 2013 based on the new reporting structure and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value of each reporting unit exceeded the carry value by approximately 362% for the Detection reporting unit and 179% for the Therapy reporting unit, respectively. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

We would record an impairment charge if such an assessment were to indicate that the fair value of a reporting unit was less than the carrying value. When we evaluate potential impairments outside of our annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. We utilize either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of our reporting unit. We make assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

We determined the fair values for each reporting units using a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in our forecasts. Our discount rate of approximately 25% is derived from a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.

In the market approach, we use a valuation technique in which values are derived based on market prices of publicly traded companies with similar operating characteristics and industries. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat limited in its application because the population of potential comparable publicly-traded companies can be limited due to differing characteristics of the comparative business and ours, as well as the fact that market data may not be available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business.

We corroborated the total fair values of the reporting units using a market capitalization approach; however, this approach cannot be used to determine the fair value of each reporting unit value. The blend of the income approach and market approach is more closely aligned to our business profile, including markets served and products available. In addition, required rates of return, along with uncertainties inherent in the forecast of future cash flows, are reflected in the selection of the discount rate. Equally important, under the blended approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. We assess each valuation methodology based upon the relevance and availability of the data at the time we perform the valuation and weight the methodologies appropriately.

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

Stock-Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company grants to employees, directors and contractors, options to purchase common stock at an exercise price equal to the market value of the stock at the date of grant. The Company grants restricted stock to employees. The underlying shares of the restricted stock grant are not issued until the shares vest, and compensation expense is based on the stock price of the shares at the time of grant. The Company follows ASC 718, “Compensation – Stock Compensation”, (“ASC 718”), for all stock-based compensation.

The Company uses the Black-Scholes option pricing model to value stock options which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Fair value of restricted stock is determined based on the stock price of the underlying option on the date of the grant. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

Income Taxes

The Company follows the liability method under ASC 740, “Income Taxes” (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2013 and 2012 as it is more likely than not that the deferred tax asset will not be realized.

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

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Revenue. Revenue for the year ended December 31, 2013 was $33.1 million compared with revenue of $28.3 million for the year ended December 31, 2012, an increase of $4.8 million or 16.9%. Therapy revenue increased $5.2 million and Detection revenue decreased $0.4 million.

The table below presents the components of revenue for 2013 and 2012:

	For the year ended December 31,
	2013	2012	Change	% Change
Detection revenue
Product revenue	$8,491	$9,846	$(1,355)	(13.8)%
Service revenue	8,414	7,416	998	13.5%

Subtotal	16,905	17,262	(357)	(2.1)%

Therapy revenue
Product revenue	11,065	8,130	2,935	36.1%
Service revenue	5,097	2,883	2,214	76.8%

Subtotal	16,162	11,013	5,149	46.8%

Total revenue	$33,067	$28,275	$4,792	16.9%

Detection revenues decreased slightly by $0.4 million from $17.3 million for the year ended December 31, 2012 to $16.9 million for the year ended December 31, 2013. Detection product revenue decreased $1.4 million offset by an increase in service revenue of $1.0 million. The decrease in Detection product revenue is primarily due to a $0.9 million decrease in film-based revenue, and a $0.5 million decrease in digital revenues. The decrease in digital revenue was driven by decreases in demand for digital CAD systems primarily from our OEM customers. The decline in revenue from film-based products and accessories was the result of the decreasing market for film based products as most customers have transitioned to digital technologies. Detection service and supplies revenue increased $1.0 million primarily due to an increase in the number of customers with a service contract, offset by a decline in customer with analog service contracts.

Therapy revenue increased 46.8% or $5.2 million to $16.2 million for the year ended December 31, 2013 from $11.0 million in the year ended December 31, 2012. The increase in Therapy revenue was driven by an increase in Therapy product revenue of $2.9 million and an increase in Therapy service revenue of $2.2 million.

The increase in Therapy product revenue for the year ended December 31, 2013 is due primarily to an increase in number of Xoft eBx systems sold, which increased by 14 units, representing approximately $2.6 million, an increase of 12 systems as compared to the fiscal year ended December 31, 2012. The use of the Xoft eBx system in the treatment of non-melanoma skin cancer contributed to the growth in 2013, and we believe this will continue to be an important market for the growth of Therapy product revenue. Applicators, which are typically sold with the Xoft eBx system accounted for an increase of approximately $0.3 million.

The increase in Therapy service revenue of $2.2 million for the year ended December 31, 2013 is due an increase in the number of customers and associated service and source contracts purchased by our growing install base. Service and supply revenue is expected to increase as the sales of Xoft eBx systems increase.

Gross Margin. Gross margin was $23.1 million for the year ended December 31, 2013 compared to $20.0 million for the year ended December 31, 2012, an increase of $3.1 million, due primarily to an increase in Therapy gross margin of $3.4 million from $6.1 million in the year ended December 31, 2012 to $9.5 million in the year ended December 31, 2013. This increase was offset by a decrease of $0.3 million from $13.9 million in the year ended December 31, 2012 to $13.6 million in the year ended December 31, 2013 in Detection gross margin. The increase in Therapy gross margin was due primarily to the increase in Therapy revenue.

Gross margin percent was 69.8% for the year ended December 31, 2013 compared to 70.8% for the year ended December 31, 2012. Gross margin percent decreased slightly by 1.0%, due primarily to the $0.5 million impact of the Medical Device Excise tax which was enacted in 2013. Gross margin will fluctuate due to the costs related to manufacturing, amortization and the impact of product mix in each segment. Cost of revenue and gross margin for 2013 and 2012 were as follows (in thousands):

	For the year ended December 31,
	2013	2012	Change	% Change
Products	$5,933	$4,834	$1,099	22.7%
Service and supplies	3,111	2,479	632	25.5%
Amortization	938	931	7	0.8%

Total cost of revenue	9,982	8,244	1,738	21.1%

Gross margin	$23,085	$20,031	$3,054	15.2%

Gross margin %	69.8%	70.8%

Operating Expenses:

Operating expenses for 2013 and 2012 are as follows (in thousands):

	For the year ended December 31,
	2013	2012	Change	% Change
Operating expenses:
Engineering and product development	$7,694	$7,769	$(75)	(1.0%	)
Marketing and sales	10,427	10,708	(281)	(2.6%	)
General and administrative	6,740	6,966	(226)	(3.2%	)

Total operating expenses	$24,861	$25,443	$(582)	(2.3%	)

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2013 decreased by $75,000 or 1.0%, from $7.8 million in 2012 to $7.7 million in 2013. Therapy engineering and product development costs increased by approximately $180,000 offset by a decrease of $255,000 in the Detection segment. Clinical trial and research expenses in the Therapy segment increased by approximately $0.2 million which was offset by decreases in consulting and subcontracting in the Detection segment of $0.3 million.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2013 decreased by $0.3 million or 2.6%, from $10.7 million in 2012 to $10.4 million in 2013. Therapy marketing and sales expenses increased approximately $0.5 million offset by a decrease of $0.8 million in the Detection segment. The decrease in marketing and sales expense was due primarily to a decrease in personnel, travel advertising and trade show expenses in the Detection segment offset by increases in sales and personnel expenses in the Therapy segment.

General and Administrative. General and administrative expenses for the year ended December 31, 2013 decreased by $0.2 million or 3.2%, from $6.9 million in 2012 to $6.7 million in 2013. The reduction in general and administrative expenses was primarily due to a reduction in amortization expenses for assets fully amortized, consulting, and franchise taxes.

Other Income and Expense

	For the year ended December 31,
	2013	2012	Change	Change %
Interest expense	$(3,277)	$(3,415)	138	(4.0)%
Loss from change in fair value of warrant liability	(2,448)	(539)	(1,909)	354.2%
Interest income	19	35	(16)	(45.7)%

	$(5,706)	$(3,919)	$(1,787)	45.6%

Income tax expense	$126	$43	83	193.0%

The Company recorded $3.3 million of interest expense in 2013 as compared with $3.4 million of interest expense during the year ended December 31, 2012. The decrease in interest expense is due to a decrease of $0.1 million related to the accretion of the settlement liabilities with Zeiss and Hologic. Interest expense related to the Deerfield financing was $3.0 million for each of the years ended December 31, 2013 and December 31, 2012.

The loss from the change in the fair value of the warrant in 2013 was due primarily to the increase in the stock price of the Company offset by a decrease in volatility during 2013. The warrants were issued in connection with the financing closed in January 2012 and are recorded at fair value using the binomial lattice method.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Revenue. Revenue for the year ended December 31, 2012 was $28.3 million compared with revenue of $28.7 million for the year ended December 31, 2011, a decrease of $0.4 million or 1.3%. Therapy revenue increased $5.1 million, which almost offset the decline in Detection revenue of $5.5 million.

The table below presents the components of revenue for 2012 and 2011:

	For the year ended December 31,
	2012	2011	Change	% Change
Detection revenue
Product revenue	$9,846	$15,617	$(5,771)	(37.0)%
Service revenue	7,416	7,148	268	3.7%

Subtotal	17,262	22,765	(5,503)	(24.2)%

Therapy revenue
Product revenue	8,130	3,711	4,419	119.1%
Service revenue	2,883	2,176	707	32.5%

Subtotal	11,013	5,887	5,126	87.1%

Total revenue	$28,275	$28,652	$(377)	(1.3)%

Therapy product revenue increased 119.1% to $8.1 million for the year ended December 31, 2012 from $3.7 million in the year ended December 31, 2011. We believe the increase in demand for eBx systems resulted from increased awareness, additional clinical trial data and an increase in reimbursement rates for customers treating patients. Therapy service revenues increased by $707,000 or 32.5% to $2.9 million in the year ended December 31, 2012 from $2.2 million in the year ended December 31, 2011. The increase in the Therapy service revenue was due primarily to increased use of supplies as customers treatment volumes increased.

Detection product revenue for the year ended December 31, 2012 decreased $5.8 million or 37.0% from $15.6 million in the year ended December 31, 2011. The primary decrease related to digital and MRI CAD revenues which decreased 36.8%, to $8.4 million compared to $13.3 million for the year ended December 31, 2011. The decrease in digital and MRI CAD revenue was due primarily to a decrease in digital revenue of $4.6 million which was driven by decreases in demand for digital CAD systems primarily from our OEM customers, a decrease of approximately $0.5 million in MRI CAD revenue which was offset by an increase in colon revenue of approximately $0.2 million. Revenue from iCAD’s film based products for the year ended December 31, 2012 decreased 37.9% to $1.5 million compared to $2.4 million in 2011. The decline in revenue from film-based products and accessories was the result of the decreasing market for film based products as most customers have transitioned to digital technologies.

Detection service revenue for the year ended December 31, 2012 increased 3.7% to $7.4 million from $7.2 million in 2011. The increase in Detection service revenue was due primarily to customization work completed on our MRI products, increased service contract revenue on the Company’s growing installed base of CAD products offset by a decline in analog service contracts.

Gross Margin. Gross margin was $20.0 million for the year ended December 31, 2012 compared to $20.0 million for the year ended December 31, 2011. Gross Margin in the Therapy segment increased by $4.5 million from $1.6 million in the year ended December 31, 2011 to $6.1 million in the year ended December 31, 2012. This increase was offset by a decrease of $4.5 million from $18.4 million in the year ended December 31, 2011 to $13.9 million in the year ended December 31, 2012 in Detection gross margin. Gross margin changes in each of the segments were primarily due to the increase in Therapy revenue and the decrease in Detection revenue.

Gross margin percent was 70.8% for the year ended December 31, 2012 compared to 69.9% for the year ended December 31, 2011. Gross margin percent increased slightly despite the reduction in revenue and gross margin percent increased slightly by 0.9 points. The reduction in cost of revenue resulted primarily from a reduction in the cost of service due to ongoing expense reductions during 2012. Cost of revenue and gross margin for 2012 and 2011 were as follows (in thousands):

	For the year ended December 31,
	2012	2011	Change	% Change
Products	$4,834	$4,788	$46	1.0%
Service and supplies	2,479	2,906	(427)	(14.7%)
Amortization	931	931	—	0.0%

Total cost of revenue	8,244	8,625	(381)	(4.4%)

Gross margin	$20,031	$20,027	$4	0.0%

Gross margin %	70.8%	69.9%

Operating Expenses:

Operating expenses for 2012 and 2011 are as follows (in thousands):

	For the year ended December 31,
	2012	2011	Change	% Change
Operating expenses:
Engineering and product development	$7,769	$10,791	$(3,022)	(28.0%	)
Marketing and sales	10,708	13,684	(2,976)	(21.7%	)
General and administrative	6,966	9,999	(3,033)	(30.3%	)
Contingent consideration	—	(4,900)	4,900	(100.0%	)
Goodwill impairment	—	26,828	(26,828)	(100.0%	)
Loss on indemnification asset	—	741	(741)	(100.0%	)

Total operating expenses	$25,443	$57,143	$(31,700)	(55.5%	)

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2012 decreased by $3.0 million or 28.0%, from $10.8 million in 2011 to $7.8 million in 2012. Therapy engineering and product development costs decreased by approximately $0.3 million and Detection decreased by approximately $2.7 million. The decrease in engineering and product development costs was primarily due to an approximately $1.1 million reduction in salary expense and a $1.8 million reduction in consulting and professional services expenses, primarily in the Detection segment. The decrease in salary expense was due to a decrease in headcount, and the decrease in consulting and professional services expense was due to product development activities that were completed during 2011.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2012 decreased by $3.0 million or 21.7%, from $13.7 million in 2011 to $10.7 million in 2012. Therapy marketing and sales expenses increased approximately $0.3 million offset by a decrease of $3.3 million in the Detection segment. The decrease in marketing and sales expense was primarily due to the decrease of approximately $2.8 million reduction in salary and commission expense reflecting the reduction in commercial headcount in the Detection segment.

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

Other Income and Expense

	For the year ended December 31,
	2012	2011	Change	Change %
Interest expense	$(3,415)	$(422)	(2,993)	709.2%
Loss from change in fair value of warrant liability	(539)	—	(539)	100.0%
Interest income	35	27	8	29.6%

	$(3,919)	$(395)	$(3,524)	892.2%

Income tax expense	$43	$76	(33)	(43.4)%

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

Segment Analysis

The Company operates in and reports results for two segments, Cancer Detection and Cancer Therapy. Segment operating income (loss) includes Cost of Sales, Engineering and Product Development and Marketing and Sales for the respective segment. Adjusted EBITDA is a Non-GAAP measure and excludes Stock Compensation, Depreciation and Amortization expense in the department of the respective segment. General and Administrative expenses as well as Other Income and Expense not allocated to a segment. A summary of Segment revenues, segment operating income (loss) and segment adjusted EBITDA for each of the fiscal years ended December 31, 2013, 2012 and 2011, respectively are below:

	Year Ended December 31,
	2013	2012	2011
Segment revenues:
Detection	$16,905	$17,262	$22,765
Therapy	16,162	11,013	5,887

Total Revenue	$33,067	$28,275	$28,652

Segment operating income (loss):
Detection	$5,016	$4,274	$2,837
Therapy	(52)	(2,720)	(7,285)

Segment operating income (loss)	$4,964	$1,554	$(4,448)

Segment adjusted EBITDA:
Detection segment operating income	$5,016	$4,274	$2,837
Stock compensation	383	338	328
Depreciation	175	144	195
Amortization	517	519	522

Detection adjusted EBITDA	$6,091	$5,275	$3,882

Therapy segment operating loss	$(52)	$(2,720)	$(7,285)
Stock compensation	139	97	82
Depreciation	424	595	640
Amortization	939	931	931

Therapy adjusted EBITDA	$1,450	$(1,097)	$(5,632)

Detection segment operating income improved from $2.8 million for the period ended December 31, 2011 to $4.3 million for the period ended December 31, 2012, and increased to $5.0 million for the year ended December 31, 2013. The increase in segment operating income was primarily the result of reductions in operating expenses from $15.6 million to $9.7 million and $8.6 million in each of the periods ending December 31, 2011, 2012 and 2013, respectively. Detection segment adjusted EBITDA increased due primarily to the reduction in segment operating expenses.

Therapy segment operating income improved from a loss of $7.3 million for the period ended December 31, 2011 to a loss of $2.7 million for the period ended December 31, 2012, and a loss of $52,000 for the year ended December 31, 2013. Therapy operating income increased primarily due to the increase in Therapy revenues. Total operating expenses were $8.9 million, $8.8 million and $9.6 million in each of the periods ending December 31, 2011, 2012 and 2013. The increase in Therapy operating expense for the period ended December 31, 2013 partially offset the increase in Therapy revenue, and reflects the increased investment in the Therapy segment. Therapy segment adjusted EBITDA increased due primarily to the increase in segment revenues.

Liquidity and Capital Resources

The Company believes that its cash and cash equivalents balance of $11.9 million as of December 31, 2013, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.

The Company had working capital deficit of $0.4 million at December 31, 2013. The ratio of current assets to current liabilities at December 31, 2013 and 2012 was 0.98 and 1.5, respectively. The decrease in working capital is due primarily to the increase in deferred revenue, and the increase in the current portion of notes-payable, and the increase in the value of the warrant offset by the increase in accounts receivable.

Net cash used for operating activities for the year ended December 31, 2013 decreased by $2.8 million to $1.4 million compared to net cash used for operations of $4.2 million for 2012. The reduction in cash used for operating activities during the year ended December 31, 2013 was due partially to the reduction in net loss from $9.4 million in 2012 to $7.6 million in 2013, which net of adjustments was $0.3 million in 2013 versus $3.5 million in 2012. During 2013 the Company used cash due to changes in operating assets and liabilities of approximately $1.1 million, an increase of cash used of approximately $0.4 million. Accounts receivable grew by approximately $1.7 million to $2.6 million in 2013, as several large eBx system orders were at the end of the quarter. Deferred revenue grew $1.2 million to $2.0 million, reflecting an increase in service and supplies agreements related to sales of eBx systems and Powerlook AMP. We expect that changes in accounts receivable and deferred revenue will continue to be the significant driver of changes in cash used in or provided by operations as the Company grows.

The net cash used for investing activities for the year ended December 31, 2013 was $0.7 million. The cash used for investing activities in 2013 was primarily for purchases of fixed assets of $0.5 million.

Net cash provided by financing activities for the year ended December 31, 2013 was $72,000, which was due to the proceeds from stock option exercises.

The following table summarizes as of December 31, 2013, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations, and the financing obligations as noted below (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$1,727	$500	$972	$255	$—
Capital Lease Obligations	363	128	235	—	—
Royalty Obligations	2,475	275	800	1,050	350
Notes Payable	18,781	5,112	13,436	233	—
Other Commitments	1,396	1,396	—	—	—

Total Contractual Obligations	$24,742	$7,411	$15,443	$1,538	$350

Lease Obligations:

As of December 31, 2013, the Company had four lease obligations related to its facilities.

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

The Company leases office space located in Fairborn Ohio. The Ohio Lease provides for a three (3) year and three (3) month term, which commenced on January 1, 2011 for approximately $43,650 per year, with all amounts payable in equal monthly installments. The Ohio Lease provides the Company with the option to renew the lease for an additional three (3) year period. The monthly payments for the renewal term, if any, will be substantially similar to the payments referred to above. The Company does not intend to renew this lease when it expires in April 2014.

The Company leases a facility in San Jose, California under a non-cancelable operating lease which commenced in September, 2012. The facility has office, manufacturing and warehousing space. The operating lease provides for an annual base rent of $248,376, for the first year $260,064, for the second year $271,752, for the third year $283,440 for the fourth year and $295,140 for the fifth year with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.

Royalty Obligations:

As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately four years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $0.8 million.

During December, 2011, the Company settled the litigation with Zeiss. The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation to the opening balance sheet of Xoft. The present value of the liability was estimated at approximately $0.7 million as of December 31, 2013. The Company has a remaining obligation to pay $0.5 million in June 2015 and $0.5 million in June 2017, for a total of $1.0 million.

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

Capital Lease Obligations:

The Company entered into a capital lease agreement for the purchase of certain equipment in August 2013 for approximately $409,000 at a rate of 3.99%. Under the guidance of ASC Topic 840, “Leases” the Company determined that the lease was a capital lease as it contained a bargain purchase option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Accordingly, the equipment has been capitalized and a liability has been recorded. The equipment cost of $409,000 is reflected as property and equipment in the balance sheet and will be depreciated over its useful life.

Other Commitments:

Other Commitments include non-cancelable purchase orders with two key suppliers executed in the normal course of business.

Effect of New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2013.

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

The Company employed the 1992 Internal Control-Integrated Framework founded by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. The Chief Executive Officer and the Chief Financial Officer of the Company have assessed the Company’s internal control over financial reporting to be effective as of December 31, 2013 based on those criteria.

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

(c) Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2013, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation there has been no such change during such period.

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

There are no family relationships among any of the directors and executive officers of iCAD.

Name	Age	Position with iCAD	Director/Officer Since
Dr. Lawrence Howard	61	Chairman of the Board, and Director	2006
Kenneth Ferry	60	President, Chief Executive Officer, and Director	2006
Kevin Burns	43	Chief Operating Officer, Executive Vice President,	2011
		Chief Financial Officer and Treasurer and Secretary
Jonathan Go	51	Senior Vice President of Research and Development	2006
Stacey Stevens	46	Senior Vice President of Marketing and Strategy	2006
Rachel Brem, MD	55	Director	2004
Anthony Ecock	52	Director	2008
Robert Goodman, MD	73	Director	2014
Michael Klein	60	Director	2010
Steven Rappaport	65	Director	2006
Somu Subramaniam	59	Director	2010
Elliot Sussman, MD	62	Director	2002

The Company’s Certificate of Incorporation provides for the annual election of all of its directors. The Board elects officers on an annual basis and our officers generally serve until their successors are duly elected and qualified.

Upon the recommendation of the Company’s Nominating and Corporate Governance Committee, the Board of Directors fixed the size of the Company’s Board at nine directors.

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

Kevin C. Burns is now the Company’s Chief Operating Officer, Executive Vice President and Chief Financial Officer. Mr. Burns previously served as the Company’s Executive Vice President of Finance and Chief Financial Officer and Treasurer from April 2011. to November 2013 when Mr. Burns was named to his new role. Mr. Burns has approximately twenty years of professional experience in finance primarily in the technology and healthcare industries. Most recently, Mr. Burns served as senior vice president and chief financial officer at AMICAS, Inc., a publicly traded image and information management solutions company. During his tenure at AMICAS, from November 2004 to May 2010, Mr. Burns led significant revenue and profit growth and culminating in a successful sale of the company. Prior to joining AMICAS, Mr. Burns worked in finance and corporate planning at NMS Communications, a public telecom equipment company in the wireless applications and infrastructure market, from November 2003 to November 2004. Previously, Mr. Burns was the director of corporate development at Demantra, Inc. and has also held senior management positions in finance, accounting and corporate development at MAPICS, Inc. and Marcam Corporation, both public software companies. Mr. Burns earned both a Bachelor of Science degree in Finance and an MBA degree from Babson College.

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

Dr. Robert Goodman is a renowned radiation oncologist who oversees all aspects of care at Jersey City Radiation Oncology. Prior to joining Jersey City Radiation Oncology, Dr. Goodman served as the Pancoast Professor and Chair of the Department of Radiation Oncology at the University of Pennsylvania and more recently (1998- 2011) as the chair of Radiation Oncology at St. Barnabas Medical Center. In addition, for two years he served as Acting Executive Director of the Hospital of the University of Pennsylvania. He has published extensively in the oncology literature in highly respected peer-reviewed journals and has co-authored a textbook on breast cancer. Dr. Goodman is a Phi Beta Kappa graduate of Dartmouth College and received his medical degree from the College of Physicians and Surgeons of Columbia University. He trained in Internal Medicine and Radiation Oncology at Harvard University and is triple-boarded in Internal Medicine, Medical Oncology and Radiation Oncology. We believe Dr. Goodman’s impressive clinical background coupled with his business leadership experience and prestigious academic affiliations will make him an invaluable addition to our Board of Directors.

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

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2013, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.

Code of Ethics

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.

98 Spit Brook Road, Suite 100

Nashua, NH 03062

Attention: Corporate Secretary

Item 11.	Executive Compensation.

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2013. The response to this item will be contained in our proxy statement for our 2013 annual meeting of stockholders under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item will be contained in our proxy statement for our 2014 annual meeting of stockholders in part under the caption “Stock Ownership of Certain Beneficial Owners and Management” and in part below.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2013.

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	1,232,892	$4.20	106,926
Equity compensation plans not approved by security holders (1):	102,063	$6.02	-0-
Total	1,334,955	$4.34	106,926

(1)	Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with non-plan option holders. See Note 5 of Notes to our consolidated financial statements for a description of our Stock Option and Stock Incentive Plans and certain information regarding the terms of the non-plan options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The response to this item is contained in our proxy statement for our 2014 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions,” “Corporate Governance Matters — Director Independence” and “Compensation Committee Report, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The response to this item is contained in our proxy statement for our 2014 annual meeting of stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a)	The following documents are filed as part of this Annual Report on Form 10-K:

i.	Financial Statements—See Index on page 70.

ii.	Financial Statement Schedule—See Index on page 70. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

iii.	Exhibits—the following documents are filed as exhibits to this Annual Report on Form 10-K:

2(a)	Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer. [incorporated by reference to Annex A of the Company’s proxy statement/prospectus dated May 24, 2002 contained in the Registrant’s Registration Statement on Form S-4, File No. 333-86454].

2(b)	Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett [incorporated by reference to Exhibit 2(a) to the Registrant’s Current Report on Form 8-K for the event dated December 31, 2003].

2(c)	Asset Purchase Agreement as of dated June 20, 2008 between the Registrant and 3TP LLC dba CAD Sciences [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008]. **

2(d)	Agreement and Plan of Merger dated December 15, 2010 by and among the Registrant, XAC, Inc., Xoft, Inc. and Jeffrey Bird as representative of the Xoft, Inc.’s stockholders [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated December 30, 2010]. **

3(a)	Certificate of Incorporation of the Registrant as amended through May 31, 2013 [incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2013].

3(b)	Amended and Restated By-laws of the Registrant [incorporated by reference to Exhibit 3 (b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2007].

4.1(a)	Form of Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.2(b)	Form of B Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.3(c)	Registration Rights Agreement, dated as of December 29, 2011 [incorporated by reference to Exhibit 4.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(a)	2002 Stock Option Plan [incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4 (File No. 333-86454)].*

10(b)	2004 Stock Incentive Plan [incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004].*

10(c)	Form of Option Agreement under the Registrant’s 2002 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(d)	Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(e)	2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(f)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(g)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(h)	Lease Agreement dated December 6, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH [incorporated by reference to Exhibit 10(mm) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].

10(i)	2007 Stock Incentive Plan, as amended [incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 16, 2009]. *

10(j)	Form of Option Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009]*

10(k)	Form of Restricted Stock Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009].*

10(l)	Employment Agreement entered into as of September 25, 2012 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 26, 2012] *

10(m)	Employment Agreement entered into as of June 1, 2008 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.8 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(n)	Employment Agreement dated as of June 1, 2008 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10.9 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(o)	Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].

10(p)	Option Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].*

10(q)	Facility Agreement including form of Promissory note, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(r)	Form of Security Agreement by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(s)	Form of Security Agreement by and among Xoft, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(t)	Revenue Purchase Agreement, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.4 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(u)	Settlement Agreement, dated as of December 22, 2011, by and among the Company, Carl Zeiss Meditec, AG and Carl Zeiss Meditec,Inc. [incorporated by reference to Exhibit 10(y) to the Registrant’s Report on Form 10-K for the year ended December 31, 2012]

10(v)	Amendment No. 1 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 25, 2013].*

21	Subsidiary

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2013 and 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2013 and 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*	Denotes a management compensation plan or arrangement.
**	The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

(b)	Exhibits—See (a) iii above.

(c)	Financial Statement Schedule—See (a) ii above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2014	iCAD, INC.

	By:	/s/ Kenneth Ferry
Kenneth Ferry
President, Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Howard	Chairman of the Board, Director
Dr. Lawrence Howard		February 28, 2014

/s/ Kenneth Ferry	President, Chief Executive Officer
Kenneth Ferry	Director (Principal Executive Officer)	February 28, 2014

/s/ Kevin C. Burns	Chief Operating Officer, Executive Vice President,
Kevin C. Burns	Chief Financial Officer, Treasurer
	(Principal Financial and Accounting Officer)	February 28, 2014

/s/ Rachel Brem	Director	February 28, 2014
Rachel Brem, M.D.

/s/ Anthony Ecock	Director	February 28, 2014
Anthony Ecock

/s/ Robert Goodman	Director	February 28, 2014
Robert Goodman, M.D.

/s/ Michael Klein	Director	February 28, 2014
Michael Klein

/s/ Steven Rappaport	Director	February 28, 2014
Steven Rappaport

/s/ Somu Subramaniam	Director	February 28, 2014
Somu Subramaniam

/s/ Elliot Sussman	Director	February 28, 2014
Elliot Sussman, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iCAD, Inc.,

Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of iCAD, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iCAD, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

February 28, 2014

iCAD, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
	(in thousands except shares and per share data)
Assets
Current assets:
Cash and cash equivalents	$11,880	$13,948
Trade accounts receivable, net of allowance for doubtful accounts of $73 in 2013 and $48 in 2012	7,623	4,980
Inventory, net	1,891	2,119
Prepaid expenses and other current assets	649	486

Total current assets	22,043	21,533

Property and equipment:
Equipment	5,245	4,422
Leasehold improvements	108	108
Furniture and fixtures	283	283
Marketing assets	300	297

	5,936	5,110
Less accumulated depreciation and amortization	4,265	3,627

Net property and equipment	1,671	1,483

Other assets:
Other assets	419	638
Intangible assets, net of accumulated amortization of $12,468 in 2013 and $10,744 in 2012	13,674	15,230
Goodwill	21,109	21,109

Total other assets	35,202	36,977

Total assets	$58,916	$59,993

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,000	$1,940
Accrued expenses	3,799	4,142
Interest payable	483	499
Notes and capital lease payable, short-term portion	3,878	—
Warrant liability	3,986	1,538
Deferred revenue	8,306	6,520

Total current liabilities	22,452	14,639

Other long-term liabilities	68	68
Deferred revenue, long-term portion	1,726	1,502
Settlement costs, long-term portion	1,288	1,273
Capital lease—long-term portion	235	—
Notes payable, long-term portion	11,770	14,846

Total liabilities	37,539	32,328

Commitments and contingencies (Notes 2 and 7)
Stockholders’ equity:
Preferred stock, $.01 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value: authorized 20,000,000 shares; issued 11,084,119 in 2013 and 10,993,933 in 2012; outstanding 10,898,288 in 2013 and 10,808,102 in 2012	111	110
Additional paid-in capital	166,735	165,416
Accumulated deficit	(144,054)	(136,446)
Treasury stock at cost 185,831 in 2013 and 2012	(1,415)	(1,415)

Total stockholders’ equity	21,377	27,665

Total liabilities and stockholders’ equity	$58,916	$59,993

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands except per share data)
Revenue:
Products	$19,556	$17,976	$19,328
Service and supplies	13,511	10,299	9,324

Total revenue	33,067	28,275	28,652
Cost of Revenue:
Products	5,933	4,834	4,788
Service and supplies	3,111	2,479	2,906
Amortization	938	931	931

Total cost of revenue	9,982	8,244	8,625

Gross profit	23,085	20,031	20,027

Operating expenses:
Engineering and product development	7,694	7,769	10,791
Marketing and sales	10,427	10,708	13,684
General and administrative	6,740	6,966	9,999
Contingent consideration	—	—	(4,900)
Goodwill impairment	—	—	26,828
Loss on indemnification asset	—	—	741

Total operating expenses	24,861	25,443	57,143

Loss from operations	(1,776)	(5,412)	(37,116)
Other (expense) income:
Interest expense	(3,277)	(3,415)	(422)
Loss from change in fair value of warrant liability	(2,448)	(539)	—
Interest income	19	35	27

Other (expense) income, net	(5,706)	(3,919)	(395)

Loss before income tax expense	(7,482)	(9,331)	(37,511)
Income tax expense	126	43	76

Net loss and comprehensive loss	$(7,608)	$(9,374)	$(37,587)

Net loss per share:
Basic	$(0.70)	$(0.87)	$(3.45)
Diluted	$(0.70)	$(0.87)	$(3.45)
Weighted average number of shares used in computing loss per share:
Basic	10,842	10,796	10,910
Diluted	10,842	10,796	10,910

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(in thousands except shares)

	Common Stock		Additional Paid-in Capital
	Number of Shares Issued	Par Value		Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2010	10,876,749	109	163,536	(89,485)	(950)	73,210
Issuance of common stock relative to vesting of restricted stock, net of 11,468 shares forfeited for tax obligations	59,153	1	(68)	—	—	(67)
Issuance of common stock pursuant to stock option plans	15,000	—	60	—	—	60
Shares added to treasury pursuant to litigation settlement	—	—	—	—	(465)	(465)
Stock-based compensation	—	—	904	—	—	904
Net loss	—	—	—	(37,587)	—	(37,587)

Balance at December 31, 2011	10,950,902	110	164,432	(127,072)	(1,415)	36,055
Issuance of common stock relative to vesting of restricted stock, net of 4,789 shares forfeited for tax obligations	43,031	—	(12)	—	—	(12)
Stock-based compensation	—	—	996	—	—	996
Net loss	—	—	—	(9,374)	—	(9,374)

Balance at December 31, 2012	10,993,933	110	165,416	(136,446)	(1,415)	27,665
Issuance of common stock relative to vesting of restricted stock, net of 5,249 shares forfeited for tax obligations	41,759	—	(28)		—	(28)
Issuance of common stock pursuant to stock option plans	48,427	1	145		—	146
Stock-based compensation			1,202		—	1,202
Net loss				(7,608)	—	(7,608)

Balance at December 31, 2013	11,084,119	$111	$166,735	$(144,054)	$(1,415)	$21,377

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flow from operating activities:
Net loss	$(7,608)	$(9,374)	$(37,587)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	706	891	1,077
Amortization	1,724	1,904	2,094
Bad debt provision	35	—	—
Goodwill impairment	—	—	26,828
Loss on disposal of assets	53	174	21
Loss on indemnification asset	—	—	741
Loss from change in fair value of warrant liability	2,448	539	—
Stock-based compensation expense	1,202	996	904
Amortization of debt discount and debt costs	856	1,012	—
Interest on settlement obligations	266	388	422
Fair value of contingent consideration	—	—	(4,900)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,678)	(976)	(614)
Inventory	228	(79)	1,449
Prepaid and other assets	(126)	469	248
Accounts payable	60	815	(1,375)
Accrued expenses	(609)	(1,775)	(713)
Deferred revenue	2,010	812	1,263

Total adjustments	6,175	5,170	27,445

Net cash used for operating activities	(1,433)	(4,204)	(10,142)

Cash flow from investing activities:
Additions to patents, technology and other	(168)	(70)	(13)
Additions to property and equipment	(539)	(665)	(263)

Net cash used for investing activities	(707)	(735)	(276)

Cash flow from financing activities:
Issuance of common stock for cash	146	—	60
Taxes paid related to restricted stock issuance	(28)	(14)	(67)
Payments of capital lease obligations	(46)	—	—
Proceeds from debt financing, net	—	14,325	—
Payment for Xoft	—	—	(1,268)

Net cash provided by (used for) financing activities	72	14,311	(1,275)

Increase (decrease) in cash and equivalents	(2,068)	9,372	(11,693)
Cash and equivalents, beginning of year	13,948	4,576	16,269

Cash and equivalents, end of year	$11,880	$13,948	$4,576

Supplemental disclosure of cash flow information:
Interest paid	$2,163	$1,516	$—

Taxes paid	$78	$55	$40

Equipment purchased under capital lease	$409	$—	$—

Return of common stock from escrow related to acquisition of Xoft in 2011 and CAD Sciences in 2008.	$—	$—	$465

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

The Company has grown primarily through acquisitions to become a broad player in the oncology market. Its industry-leading solutions include advanced image analysis and workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, a comprehensive range of high-performance, upgradeable Computer-Aided Detection (CAD) systems and workflow solutions for mammography, MRI and CT, and the Xoft eBx system which is an isotope-free cancer treatment platform technology. CAD is reimbursable in the U.S. under federal and most third-party insurance programs.

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

The Company operates in two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy (“Axxent”) products. The Company sells its products throughout the world through its direct sales organization as well as through various OEM partners, distributors and resellers. See Note 6 for segment, major customer and geographical information.

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Xoft, Inc. All material inter-company transactions and balances have been eliminated in consolidation.

(c) Cash and cash equivalents

For purposes of reporting cash flows, the Company defines cash and cash equivalents as all bank accounts, money market funds, deposits and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Insurance coverage is $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2013 approximated $11.4 million.

(d) Financial instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and warrants. Due to their short term nature and market rates of interest, the carrying amounts of the financial instruments approximated fair value as of December 31, 2013 and 2012, with the exception of warrants. The fair value of warrants is more fully described in Note 1(r).

(e) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2013 and 2012 is adequate.

(f) Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records an allowance for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. At December 31, 2013 and 2012 respectively inventories consisted of the following (in thousands):

	As of December 31,
	2013	2012
Raw materials	$581	$878
Work in process	38	47
Finished Goods	1,272	1,194

Inventory	$1,891	$2,119

(g) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the various classes of assets (ranging from 3 to 5 years) or the remaining lease term, whichever is shorter for leasehold improvements.

(h) Long Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company did not record any impairment losses in the years ended December 31, 2013, 2012 or 2011.

Intangible assets subject to amortization consist primarily of patents, technology, and trade names purchased in the Company’s previous acquisitions. These assets, which include assets acquired from Xoft, Inc., are amortized on a straight-line basis or the pattern of economic benefit over their estimated useful lives of 5 to 10 years. A summary of intangible assets for 2013 and 2012 are as follows (in thousands):

	2013	2012	Weighted average useful life
Gross Carrying Amount
Patents and licenses	$737	$693	5 years
Technology	25,157	25,033	10 years
Tradename	248	248	10 years

Total amortizable intangible assets	26,142	25,974

Accumulated Amortization
Patents and licenses	$471	$433
Technology	11,749	10,088
Tradename	248	223

Total accumulated amortization	12,468	10,744

Total amortizable intangible assets, net	$13,674	$15,230

Amortization expense related to intangible assets was approximately $1,724, $1,904 and $2,094 for the years ended December 31, 2013, 2012, and 2011, respectively. Estimated remaining amortization of the Company’s intangible assets is as follows (in thousands):

For the years ended December 31:	Estimated amortization expense
2014	$1,494
2015	1,491
2016	1,485
2017	1,463
2018	1,348
Thereafter	6,393

$13,674

(i) Goodwill

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 350-20, “Intangibles—Goodwill and Other”, (“ASC 350-20”), the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than the carrying value of the Company.

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

In June 2013, the Company determined that it had two reporting units and two reportable segments based on the information provided to the Chief Operating Decision Maker (“CODM”). Goodwill was allocated to the reporting units based on the relative fair value of the reporting units as of June 2013.

The Company performed an annual impairment assessment at October 1, 2013 based on the new reporting structure and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value of each reporting unit exceeded the carry value by approximately 362% for the Detection reporting unit and 179% for the Therapy reporting unit. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

The Company would record an impairment charge if such an assessment were to indicate that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company utilizes either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of our reporting unit. The Company makes assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

The Company determined the fair values for each reporting unit using a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The Company used internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on the most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in the forecasts. The discount rate of approximately 25% is derived from a capital asset pricing model and analyzing published rates for industries relevant to the reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the internally developed forecasts.

In the market approach, the Company uses a valuation technique in which values are derived based on market prices of publicly traded companies with similar operating characteristics and industries. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat limited in its application because the population of potential comparable publicly-traded companies can be limited due to differing characteristics of the comparative business and ours, as well as market data may not be available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to the business.

The Company corroborated the total fair values of the reporting units using a market capitalization approach; however, this approach cannot be used to determine the fair value of each reporting unit value. The blend of the income approach and market approach is more closely aligned to the business profile of the Company, including markets served and products available. In addition, required rates of return, along with uncertainties inherent in the forecast of future cash flows, are reflected in the selection of the discount rate. In addition, under the blended approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. The Company will assess each valuation methodology based upon the relevance and availability of the data at the time the valuation is performed and weight the methodologies appropriately.

A rollforward of goodwill activity by reportable segment is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Balance at December 31, 2011	—	—	21,109
Balance at December 31, 2012	—	—	21,109

Fair value allocation	7,663	13,446	—

Balance at December 31, 2013	$7,663	$13,446	$21,109

(j) Revenue Recognition

The Company recognizes revenue primarily from the sale of products and from the sale of services and supplies. Revenue is recognized when delivery has occurred, persuasive evidence of an arrangement exists, fees are fixed or determinable and collectability is probable. For product revenue, delivery has occurred upon shipment provided title and risk of loss has passed to the customer. Services and supplies revenue are considered to be delivered as the services are performed or over the period of the supply agreement.

The Company recognizes revenue from the sale of its digital, film-based CAD and electronic brachytherapy products and services in accordance FASB ASC Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASC Update No. 2009-14, “Certain Arrangements That Contain Software Elements”, (“ASU 2009-14”) and ASC 985-605 “Software”. Revenue for the sale of certain CAD products is recognized in accordance with ASC 840 (“Leases”) (“ASC 840”). Revenue related to certain arrangements was recognized in accordance with FASB ASC Topic 605-35 “Revenue Recognition – Construction-Type and Production-Type Contracts” (“ASC 605-35”). For multiple element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining BESP for deliverables without VSOE or TPE considers multiple factors including relative selling prices; competitive prices in the marketplace, and management judgment, however, these may vary depending upon the unique facts and circumstances related to each deliverable.

Evidence of an arrangement is determined by the use of customer purchase orders that are subject to the Company’s terms and conditions or, in the case of an Original Equipment Manufacturer (“OEM”) the arrangement would be governed by the applicable distribution agreement. In accordance with the applicable distribution agreements, the OEM does not have a right of return, and title and risk of loss passes to the OEM upon shipment. The Company generally ships Free On Board shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. In addition, the Company assesses whether collection is probable by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references.

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

The Company has determined that iCAD’s Digital, MRI and film based sales generally follow the guidance of FASB ASC Topic 605 “Revenue Recognition” (ASC 605”) as the software has been considered essential to the functionality of the product per the guidance of ASU 2009-14. Typically, the responsibility for the installation process lies with the OEM partner. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand-alone value to the customer. In these instances, the Company allocates the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed according to the BESP of the element. Revenue from the Digital, MRI and film based equipment when there is installation is recognized based on the relative selling price allocation of the BESP.

Revenue from the Company’s MRI products is recognized in accordance with ASC 985-605 “Software”. Sales of this product include third-party OEM support, and the Company has established VSOE for this element based on substantive renewal rates for support as specified in the agreement. Product revenue is determined based on the residual value in the arrangement, and is recognized when delivered. Revenue for third-party support is deferred and recognized over the support period which is typically on an annual basis.

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

(k) Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs, amortization of acquired technology and in 2013, the newly enacted Medical Device Tax.

(l) Warranty Costs

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends, including in the volume and cost of product returns during the warranty period. Warranty provisions and claims for the years ended December 31, 2013, 2012 and 2011, were as follows:

	2013	2012	2011
Beginning accrual balance	$36	$89	$86
Warranty provision	96	37	107
Usage	(107)	(90)	(104)

Ending accrual balance	$25	$36	$89

The warranty costs above include long-term warranty obligations of $8,000, $10,000 and $13,000 for the years ended December 31, 2013, 2013 and 2011, respectively.

(m) Engineering and Product Development Costs

Engineering and product development costs relate to research and development efforts including Company sponsored clinical trials which are expensed as incurred.

(n) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2013, 2012 and 2011 was approximately $639,000, $762,000 and $938,000 respectively.

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands, except per share amounts):

	2013	2012	2011
Net loss available to common shareholders	$(7,608)	$(9,374)	$(37,587)

Basic shares used in the calculation of earnings per share	10,842	10,796	10,910
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock	—	—	—

Diluted shares used in the calculation of earnings per share	10,842	10,796	10,910

Net loss per share :
Basic	$(0.70)	$(0.87)	$(3.45)
Diluted	$(0.70)	$(0.87)	$(3.45)

The following table summarizes the number of shares of common stock for securities, warrants and restricted stock that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	2013	2012	2011
Options that are antidilutive:
Common stock options	1,334,955	1,434,945	1,080,722
Warrants	550,000	550,000	—
Restricted Stock	216,250	67,075	122,795

	2,101,205	2,052,020	1,203,517

Restricted common stock is issued to executives and employees of the Company and are subject to time-based vesting. These potential shares were excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.

(p) Income Taxes

The Company follows the liability method under ASC Topic 740, “Income Taxes”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2013 and 2012, as it is more likely than not that the deferred tax asset will not be realized. Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes.

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

(q) Stock-Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company grants to employees, directors and contractors, options to purchase common stock at an exercise price equal to the market value of the stock at the date of grant. The Company grants restricted stock to employees. The underlying shares of the restricted stock grant are not issued until the shares vest, and compensation expense is based on the stock price of the shares at the time of grant. The Company follows FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), for all stock-based compensation. Under this application, the Company is required to record compensation expense over the vesting period for all awards granted.

The Company uses the Black-Scholes option pricing model to value stock options which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of its common stock price over the expected term, the risk free rate, expected dividend yield, and the number of options that will be forfeited prior to the completion of their vesting requirements. Fair value of restricted stock is determined based on the stock price of the underlying option on the date of the grant. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations.

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

The fair value measurement for the contingent consideration liability is valued using Level 3 inputs. The Company recorded a contingent consideration liability of $5.0 million based upon the estimated fair value of the additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products from January 1, 2011 through December 31, 2013, payable January, 2014. At December 31, 2012, the Company evaluated the revenue expectations of Xoft products and determined that the thresholds were unlikely to be met, and did not record any change in the balance of $0.0 million. As of December 31, 2013, the Company did not meet the cumulative net revenue criteria and accordingly the value of the contingent consideration is $0.0 million.

In connection with the financing as further described in Note 3 to the Consolidated Financial Statements, the Company issued 550,000 Warrants to purchase shares of common stock at an exercise price of $3.50 per share. The value of the warrants was determined using a binomial lattice model and the value is based on significant inputs not observable in the market including the probability of exercise and the probability of a major transaction. The significant assumptions underlying the fair value of the warrants are as follows:

	December 31, 2013	December 31, 2012
Warrants
Exercise price	$3.50	$3.50
Volatility	56.2%	82.4%
Equivalent term (years)	4.00	5.00
Risk-free interest rate	1.3%	0.8%

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$7,572	$—	$—	$7,572

Total Assets	$7,572	$—	$—	$7,572

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrants	—	—	3,986	3,986

Total Liabilities	$—	$—	$3,986	$3,986

Fair value measurements using: (000’s) as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$12,336	$—	$—	$12,336

Total Assets	$12,336	$—	$—	$12,336

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrants	—	—	1,538	1,538

Total Liabilities	$—	$—	$1,538	$1,538

The following table provides a summary of changes in the fair value of the warrants during the period are as follows (in thousands):

Warrants	Amount
Balance as of December 31, 2011	$—
Value at issuance	999
Loss from change in fair value of warrant	539

Balance as of December 31, 2012	1,538
Loss from change in fair value of warrant	2,448

Balance as of December 31, 2013	$3,986

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We recorded an estimated impairment charge for goodwill of $26.8 million during the year ended December 31, 2011. We did not consider any assets to be impaired during the years ended December 31, 2013 and 2012.

(s) Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

(2)	Financing Arrangements

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

The Company is required to file additional registration statements to register the resale of any shares underlying warrants which are not included in the registration statement. The Company’s registration obligations terminate on the earlier of (i) the date on which all of the shares of common stock covered by an applicable registration statement have been sold or (ii) the date on which all of such shares (in the opinion of counsel to Deerfield) may be immediately sold to the public (other than pursuant to a Cash Exercise (as defined in the Warrants)) without registration or restriction (including without limitation as to volume by each holder thereof) under the Securities Act.

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

The original issue discount of approximately $4.1 million was assigned to the Revenue Purchase Agreement. Under this agreement, the Company is obligated to pay 4.25% of revenue up to $25 million, 2.75% of annual revenue from $25 million to $50 million during 2013 and 2014, and 2.25% of annual revenue during 2015, 2016 and if the Facility Agreement is extended, in 2017, and 1.0% of annual revenue in excess of $50 million. The proceeds of the Revenue Purchase Agreement will be capitalized as debt in accordance with ASC 470-10-25, “Sales of Future Revenues or Various Other Measures of Income”. Expected revenue related payments under this agreement are included as interest expense in the period incurred. The repayment of the $4.1 million original issue discount capitalized as debt will be amortized as a reduction of interest expense over the term of the arrangement. The effective amortization rate of the repayment is approximately 28.8% which is calculated based on the expected cash outflows over the term of the arrangement.

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

The Company has determined that the B Warrant did not have any value as of the Funding Date, as the B Warrant is exercisable upon the Company’s election to extend the Facility Agreement. The Company does not plan to extend the Facility Agreement at this time. If the Company determines it will extend the Facility Agreement, the value of the “B Warrant” will be determined using the binomial lattice model at such time.

The following amounts are included in the consolidated balance sheet as of December 31, 2013 and 2013, respectively related to the Facility and Revenue Purchase agreements:

	December 31, 2013	December 31, 2012
Principal Amount of Facility Agreement	$15,000	$15,000
Unamortized discount	(3,116)	(4,196)

Carrying amount of Facility Agreement	11,884	10,804

Revenue Purchase Agreement	3,636	4,042

Less current portion of Facility Agreement	(3,750)	—

Notes payable long-term portion	$11,770	$14,846

The following amounts comprise interest expense included in our consolidated statement of operations for the twelve months ended December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012
Cash interest expense	$2,155	$2,015
Non-cash amortization of debt discount	674	845
Amortization of debt costs	182	167
Amortization of settlement obligations	266	388

Total interest expense	$3,277	$3,415

Cash interest expense represents the amount of interest expected to be paid in cash under the agreements, which represents the interest of 5.75% on the Facility Agreement and the expected cash payments on the Revenue Purchase Agreement for the period. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs represents the costs incurred with the financing, which is primarily the facility fee and the finder’s fee which has been capitalized and is expensed using the effective interest method. The amortization of the settlement obligations represent the interest associated with the settlement agreements for both Zeiss and Hologic, Inc. (“Hologic”).

(3)	Accrued Expenses

Accrued expenses consist of the following at December 31, (in thousands):

	2013	2012
Accrued salary and related expenses	$2,020	$2,112
Accrued accounts payable	1,012	528
Accrued professional fees	284	303
Accrued short term settlement costs	221	721
Other accrued expenses	216	425
Deferred rent	46	53

	$3,799	$4,142

(4)	Stockholders’ Equity

(a) Stock Options

The Company has five stock option or stock incentive plans, which are described as follows:

The 2001 Stock Option Plan (“The 2001 Plan”).

The 2001 Plan was adopted by the Company’s stockholders in August 2001. The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 240,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted to date under the 2001 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options shall expire not later than five years after the date of grant. Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2013 there are no further options available for grant under this plan.

The 2002 Stock Option Plan (“The 2002 Plan”).

The 2002 Plan was adopted by the Company’s stockholders in June 2002. The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 100,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of

Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted to date under the 2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2013, there are no further options available for grant under the 2002 Plan.

The 2004 Stock Incentive Plan (“The 2004 Plan”).

The 2004 Plan was adopted by the Company’s stockholders in June 2004. The 2004 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 200,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2004 Plan generally vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2004 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2013 there were 29,812 shares available for issuance under the 2004 Plan.

The 2005 Stock Incentive Plan (“The 2005 Plan”).

The 2005 Plan was adopted by the Company’s stockholders in June 2005. The 2005 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2005 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 120,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2005 Plan generally vest 100% over periods extending from the date of grant to three years from the date of grant and expire not later than five years after the date of grant, except for 10% stockholders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2005 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2013, there were 8,106 shares available for issuance under the 2005 Plan.

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

With respect to options granted under the 2007 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2013, there were 63,664 shares available for issuance under the 2007 Plan.

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

With respect to options granted under the 2012 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2013, there were 5,343 shares available for issuance under the 2012 Plan.

A summary of stock option activity for all stock option plans is as follows:

	Option Shares	Price range per share	Weighted Average

Outstanding, January 1, 2011	1,058,705	$4.00-$26.40	$12.25
Granted	631,357	$2.75-$7.10	$5.35
Exercised	(15,000)	$4.00	$4.00
Forfeited	(594,339)	$3.00-$24.40	$9.60

Outstanding, December 31, 2011	1,080,722	$2.75-$26.40	$9.75
Granted	693,601	$2.00-$3.70	$2.43
Exercised	—	$0.00	$0.00
Forfeited	(339,378)	$2.85-$24.40	$15.95

Outstanding, December 31, 2012	1,434,945	$2.00-$26.40	$4.75
Granted	46,537	$4.46-$10.02	$5.42
Exercised	(48,427)	$2.15-$6.50	$3.00
Forfeited	(98,100)	$2.09-$20.50	$11.62

Outstanding, December 31, 2013	1,334,955	$2.00-$26.40	$4.34

Exercisable at year-end	Option Shares	Price range per share	Weighted average exercise price

2011	679,716	$2.80-$26.40	$12.40
2012	485,553	$2.00-$26.40	$7.06
2013	743,910	$2.00-$26.40	$5.09

Available for future grants at December 31, 2013 from all plans: 106,925

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenue	$21	$15	$14
Engineering and product development	228	178	172
Marketing and sales	273	242	224
General and administrative expense	680	561	494

	$1,202	$996	$904

As of December 31, 2013, there was $1.3 million of total unrecognized compensation costs related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 0.99 years.

Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2013	2012	2011
Average risk-free interest rate	0.53%	0.98%	2.51%
Expected dividend yield	None	None	None
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	57.6% to 68.9%	65.9% to 68.9%	67.0% to 69.3%
Weighted average exercise price	$5.42	$2.43	$5.35
Weighted average fair value	$2.35	$1.17	$2.65

The Company’s 2013, 2012 and 2011, average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future

The aggregate intrinsic value of options outstanding at December 31, 2013, 2012 and 2011 was $10.0 million, $1.8 million and $2,050, respectively. The aggregate intrinsic value of the options exercisable at December 31, 2013, 2012 and 2011 was $5.1 million, $0.3 million and $250, respectively. The aggregate intrinsic value of stock options exercised during 2013, 2012 and 2011 was $0.5 million, $0 and $24,088, respectively. The Company used the closing market price of $11.66, $4.79 and $2.85 per share at December 31, 2013, 2012 and 2011, respectively, to determine the aggregate intrinsic values of options outstanding and exercisable.

(b) Restricted Stock

The Company’s restricted stock awards vest in three equal annual installments with the first installment vesting one year from grant date. At December 31, 2013, there were 216,250 unvested restricted stock awards outstanding. A summary of restricted stock activity for all stock option plans is as follows:

	Years Ended December 31,
	2013	2012	2011
Beginning outstanding balance	67,075	122,795	153,215
Granted	196,250	—	62,000
Vested	(47,008)	(47,820)	(59,153)
Forfeited	(67)	(7,900)	(33,267)

Ending outstanding balance	216,250	67,075	122,795

The aggregate intrinsic value of restricted stock outstanding at December 31, 2013, 2012 and 2011 was $2.5 million, $0.3 million, and $0.3 million, respectively. The aggregate intrinsic value of restricted stock vested during 2013, 2012 and 2011 was $0.5 million, $0.2 million and $0.2 million, respectively. The Company used the closing market price of $11.66, $4.79 and $2.85 per share at December 31, 2013, 2012 and 2011, respectively, to determine the aggregate intrinsic values.

(5)	Income Taxes

The components of income tax expense for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current provision (benefit):
Federal	$—	$—	$—
State	126	43	76

	$126	$43	$76

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.3%	4.0%	1.8%
Net state impact of deferred rate change	0.1%	0.1%	0.2%
Stock compensation expense	(2.0%)	(1.8%)	(0.4%)
Goodwill impairment	0.0%	0.0%	(24.3%)
Contingent consideration	0.0%	0.0%	4.4%
Other permanent differences	(11.7%)	(2.4%)	(0.5%)
Change in valuation allowance	(27.6%)	(34.4%)	(15.6%)
Other	3.3%	0.0%	0.4%

Effective income tax	(1.6%)	(0.5%)	0.0%

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

	2013	2012
Inventory (Section 263A)	$233	$298
Inventory reserves	156	182
Receivable reserves	29	52
Other accruals	938	1,159
Deferred revenue	1,256	897
Accumulated	(2)	179
depreciation/amortization
Stock options	2,070	1,808
Developed technology	(3,464)	(3,915)
Tax credits	2,176	1,698
NOL carryforward	34,059	34,288

Net deferred tax assets	37,451	36,646
Valuation allowance	(37,451)	(36,646)

	$—	$—

The increase in net deferred tax asset and corresponding valuation allowance is primarily attributable to additional research and development credits and differences in amortization periods on the Company’s intangible assets.

As of December 31, 2013, the Company has net operating loss carryforwards totaling approximately $94.9 million expiring between 2016 and 2033. A portion of the total net operating loss carryforwards amounting to approximately $25.2 million relate to the acquisition of Xoft, Inc. As of December 31, 2013, the Company has provided a valuation allowance for its net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards. In the event of a deemed change in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards. There were no net operating losses utilized for the years ended December 31, 2013 and 2012.

The Company currently has approximately $15.2 million (including approximately $9.5 million that relate to Xoft, Inc.) in net operating losses that are subject to limitations, of which approximately $2.0 million (including approximately $473,000 that relate to Xoft, Inc.) can be used annually through 2033. The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities totaling approximately $2.2 million. The Company currently has approximately $3.9 million (including approximately $1.8 million that relate to Xoft, Inc.) in tax credit carryforwards that are subject to limitations. The tax credits related to Xoft have been fully reserved for and as a result no deferred tax asset has been recorded. The credits expire in various years through 2033.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10. The Company’s practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2013, 2012 and 2011. The Company files United States federal and various state income tax returns. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed. The Company is not under examination by any other federal or state jurisdiction for any tax year.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2013 will significantly change within the next 12 months.

(6)	Segment Reporting, Geographical Information and Major Customers

(a) Segment Reporting

In accordance with FASB Topic ASC 280, “Segments”, operating segments, are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM is the Chief Executive Officer (“CEO”). In the second quarter of 2013, we changed the manner in which Company financial information is reported to the CODM. The Company’s reportable segments have been identified primarily based on the types of products sold. Each reportable segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. The Company has determined there are two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”).

The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy (“Axxent”) products. The primary factors used by our CODM to allocate resources are based on revenues, operating income or loss, and earnings or loss before interest, taxes, depreciation, amortization, and other specific and non-recurring items (“Adjusted EBITDA”) of each segment. Included in segment operating income are stock compensation, amortization of technology and depreciation expense. There are no intersegment revenues.

We do not track our assets by operating segment and our CODM does not use asset information by segment to allocate resources or make operating decisions.

Segment revenues, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (including prior periods which have been presented for consistency):

	Year Ended December 31,
	2013	2012	2011
Segment revenues:
Detection	$16,905	$17,262	$22,765
Therapy	16,162	11,013	5,887

Total Revenue	$33,067	$28,275	$28,652

Segment operating income (loss):
Detection	$5,016	$4,274	$2,837
Therapy	(52)	(2,720)	(7,285)

Segment operating income (loss)	$4,964	$1,554	$(4,448)

General and administrative expenses	$(6,740)	$(6,966)	$(9,999)
Interest expense	(3,277)	(3,415)	(422)
Gain on fair value of warrant	(2,448)	(539)	—
Other income	19	35	27
Contingent consideration	—	—	4,900
Goodwill impairment	—	—	(26,828)
Loss on indemnification asset	—	—	(741)

Loss before income tax	$(7,482)	$(9,331)	$(37,511)

(b) Geographic Information

The Company’s sales are made to distributors and dealers of mammography, electronic brachytherapy equipment and other medical equipment, and to foreign distributors of mammography and electronic brachytherapy equipment. Export sales to a single country did not exceed 10% of total revenue in any year. Total export sales were approximately $1.9 million or 6% of total revenue in 2013, $2.9 million or 10% of total revenue in 2012 and $1.8 million or 6% of total revenue in 2011.

As of December 31, 2013 and 2012, the Company had outstanding receivables of $0.3 million and $0.8 million, respectively, from distributors and customers of its products who are located outside of the U.S.

(c) Major Customers

The Company had one major customer, GE Healthcare, with approximately $3.7 million in 2013, $4.5 million in 2012, and $6.8 million in 2011 or 11%, 16%, and 24% of total revenue, respectively. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fuji Medical Systems, Siemens Medical and Invivo. These four OEM partners comprised approximately 51% of Detection revenues and 26% of revenue overall. Two customers comprised 35% of Cancer Therapy revenues and 17% of total revenue with approximately $5.6 million in revenue; however neither customer exceeded 10% of total revenue.

OEM partners represented $1.3 million or 17% of outstanding receivables as of December 31, 2013, with GE Healthcare comprising $0.5 million or 7% of this amount. The two largest Cancer Therapy customers comprised $3.1 million or 41% of outstanding receivables as of December 31, 2013. These six customers in total represented $4.4 million or 58% of outstanding receivables as of December 31, 2013.

(7)	Commitments and Contingencies

(a) Lease Obligations

As of December 31, 2013, the Company had four lease obligations related to its facilities. The Company’s executive offices are located in Nashua, New Hampshire and are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, and renewed on January 1, 2012 (the “Premises”). The Lease renewal provided for annual base rent of $181,764 for the first year; $187,272 for the second year; $192,780 for the third year; $198,288 for the fourth year and $203,796 for the fifth year. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises. The Company also has the right to extend the term of the Lease for an additional five year period at the then current market rent rate (but not less than the last annual rent paid by the Company).

The Company leases office space located in Fairborn Ohio. The Ohio Lease provides for a three (3) year and three (3) month term, which commenced on January 1, 2011 for approximately $43,650 per year, with all amounts payable in equal monthly installments. The Ohio Lease provides the Company with the option to renew the lease for an additional three (3) year period. The Company does not expect to renew the lease at the end of the primary term.

The Company leases a facility in San Jose California under a non-cancelable operating lease which commenced in September, 2012. The facility has office, manufacturing and warehousing space. The operating lease provides for an annual base rent of $248,376, increasing to $260,064 in October 2013, $271,752 beginning October 2014, $283,440 beginning October 2015 and $295,140 beginning October 2016 through September 2017, with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.

Rent expense for all leases for the years ended December 31, 2013, 2012 and 2011 was $697,000, $799,000 and $957,000, respectively.

Future minimum rental payments due under these agreements as of December 31, 2013 are as follows (in thousands):

Fiscal Year	Operating Leases
2014	500
2015	482
2016	490
2017	255

$1,727

(b) Capital leases obligations

The Company entered into a capital lease agreement for the purchase of certain equipment in August 2013 for approximately $409,000 at a rate of 3.99%. Under the guidance of ASC Topic 840, “Leases” the Company determined that the lease was a capital lease as it contained a bargain purchase option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Accordingly, the equipment has been capitalized and a liability has been recorded. The equipment cost of $409,000 is reflected as property and equipment in the balance sheet and will be depreciated over its useful life.

Future minimum lease payments under this lease are as follows:

Fiscal Year	Capital Leases
2014	145
2015	145
2016	97

subtotal minimum lease obligation	387
less interest	(24)

Total, net	363
less current portion	(128)

long term portion	$235

(c) Other Commitments

The Company has non-cancelable purchase orders with two key suppliers executed in the normal course of business that total approximately $1.4 million.

(d) Employment Agreements

The Company has entered into employment agreements with certain key executives. The employment agreements provide for minimum annual salaries and performance-based annual bonus compensation as defined in their respective agreements. In addition, the employment agreements provide that if employment is terminated without cause, the executive will receive an amount equal to their respective base salary then in effect for the greater of the remainder of the original term of employment or, for Mr. Ferry, a period of two years from the date of termination and for all other executives a period of one year from the date of termination plus the pro rata portion of any annual bonus earned in any employment year through the date of termination.

(e) Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The CRA has the right to pursue the matter until July 2017. The Company believes that it is not liable for the re-assessment against CADx Medical and would continue to defend this position, and no accrual was recorded as of December 31, 2013.

(f) Royalty Obligations

In connection with prior litigation, the Company received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties if such royalties exceed the minimum payment based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately four years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $0.8 million

During December, 2011, the Company settled litigation with Zeiss and as of December 31, 2013 has a remaining obligation to pay $0.5 million in June 2015 and $0.5 million in June 2017, for a total of $1.0 million. The present value of the liability is estimated at approximately $0.7 million as of December 31, 2013.

(g) Litigation

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages – specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants. On January 18, 2012, three additional Jane Doe plaintiffs and one additional John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00538423-CU-PL-CXC) with identical allegations against the same defendants. On April 11, 2012, the above-referenced cases were consolidated for all purposes, excluding trial. On May 2, 2012, plaintiffs filed a master consolidated complaint, with the same case number as the original filed complaint. On August 2, 2012, plaintiffs filed fictitious name amendments adding defendants, Mel Silverstein, M.D., Peter Chen, M.D., Lisa Guerrera, M.D., Ralph Mackintosh, Ph.D., Robert Dillman, M.D., and Jack Cox. On September 14, 2012, an additional Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00598740-CU-PL-CXC) with identical allegations as plaintiffs above against the same original defendants. On October 17, 2012, plaintiff John Doe No. 11 dismissed his complaint, with prejudice, as to all defendants. On November 26, 2012, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology, Inc. On January 15, 2013, plaintiffs filed a dismissal, with prejudice, as to defendant, Mel Silverstein, M.D., only. On May 28, 2013, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology. On July 11, 2013, American Ceramic Technology filed a cross-complaint for express and implied indemnity, apportionment, contribution and declaratory relief against all defendants. On October 24, 2013, plaintiff’s filed an amended master consolidated complaint. On January 17, 2014, Ralph Mackintosh, Ph.D., Robert Dillman, M.D., Jack Cox, and Hoag Memorial Hospital Presbyterian each filed a cross-complaint for equitable indemnity, contribution and declaratory relief against American

Ceramic Technology. It is alleged that each Jane Doe plaintiff was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini was the subject of a voluntary recall. These claims are still in the early stages. Based upon our preliminary analysis, the Company plans to vigorously defend the lawsuits however a loss is reasonably possible. Since the amount of the potential damages in the event of an adverse result is not reasonably estimable, we are unable to estimate a range of loss and no expense has been recorded with respect to the contingent liability associated with this matter.

(8)	Quarterly Financial Data (unaudited in thousands, except per share data)

	Net sales	Gross profit	Net loss	Loss per share available to common stockholders	Weighted average number of shares outstanding
2013
First quarter	$7,930	$5,648	$(727)	($0.07)	10,820
Second quarter	7,712	5,222	$(1,882)	($0.17)	10,836
Third quarter	8,290	5,926	$(589)	($0.05)	10,849
Fourth quarter	9,135	6,289	$(4,410)	($0.41)	10,863
2012
First quarter	$6,343	$4,427	$(2,264)	($0.21)	10,776
Second quarter	5,931	4,169	(2,943)	($0.27)	10,794
Third quarter	8,183	5,882	(1,465)	($0.14)	10,805
Fourth quarter	7,818	5,553	(2,702)	($0.25)	10,808