Form 10-Q
period 2014-03-31
ICAD INC
filed 2014-05-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of the close of business on May 9, 2014 there were 14,222,352 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$38,395	$11,880
Trade accounts receivable, net of allowance for doubtful accounts of $63 in 2014 and $73 in 2013	7,548	7,623
Inventory, net	1,965	1,891
Prepaid expenses and other current assets	639	649

Total current assets	48,547	22,043

Property and equipment, net of accumulated depreciation and amortization of $3,819 in 2014 and $4, 265 in 2013	1,664	1,671
Other assets	350	419
Intangible assets, net of accumulated amortization of $12,841 in 2014 and $12,468 in 2013	13,316	13,674
Goodwill	21,109	21,109

Total assets	$84,986	$58,916

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,201	$2,000
Accrued and other expenses	3,365	3,799
Interest payable	578	483
Notes and lease payable - current portion	3,882	3,878
Warrant liability	2,850	3,986
Deferred revenue	8,403	8,306

Total current liabilities	20,279	22,452

Deferred revenue, long-term portion	1,509	1,726
Other long-term liabilities	1,154	1,356
Capital lease - long-term portion	198	235
Notes payable - long-term portion	11,905	11,770

Total liabilities	35,045	37,539

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $ .01 par value: authorized 20,000,000 shares; issued 13,958,183 in 2014 and 11,084,119 in 2013; outstanding 13,772,352 in 2014 and 10,898,288 in 2013	140	111
Additional paid-in capital	195,460	166,735
Accumulated deficit	(144,244)	(144,054)
Treasury stock at cost, 185,831 shares in 2014 and 2013	(1,415)	(1,415)

Total stockholders’ equity	49,941	21,377

Total liabilities and stockholders’ equity	$84,986	$58,916

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Products	$4,209	$4,834
Service and supplies	4,311	3,096

Total revenue	8,520	7,930

Cost of revenue:
Products	1,199	1,162
Service and supplies	1,146	887
Amortization of acquired intangibles	241	233

Total cost of revenue	2,586	2,282

Gross profit	5,934	5,648

Operating expenses:
Engineering and product development	2,027	1,866
Marketing and sales	2,619	2,438
General and administrative	1,748	1,672

Total operating expenses	6,394	5,976

Loss from operations	(460)	(328)

Gain from change in fair value of warrant	1,136	431
Interest expense	(817)	(826)
Other income	4	6

Other income (expense), net	323	(389)

Loss before income tax expense	(137)	(717)

Tax expense	(53)	(10)

Net loss and comprehensive loss	$(190)	$(727)

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)

Weighted average number of shares used in computing loss per share:
Basic and diluted	11,429	10,820

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2014	2013
	(in thousands)
Cash flow from operating activities:
Net loss	$(190)	$(727)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	209	183
Amortization	373	430
Bad debt (benefit) provision	(14)	35
Gain from change in fair value of warrant	(1,136)	(431)
Loss on disposal of assets	—	25
Stock-based compensation expense	325	307
Amortization of debt discount and debt costs	183	198
Interest on settlement obligations	52	75
Changes in operating assets and liabilities:
Accounts receivable	88	(521)
Inventory	(74)	346
Prepaid and other current assets	30	(63)
Accounts payable	(799)	(215)
Accrued expenses	(593)	(1,403)
Deferred revenue	(119)	592

Total adjustments	(1,475)	(442)

Net cash used for operating activities	(1,665)	(1,169)

Cash flow from investing activities:
Additions to patents, technology and other	(15)	(2)
Additions to property and equipment	(202)	(97)

Net cash used for investing activities	(217)	(99)

Cash flow from financing activities:
Issuance of common stock for cash, net	28,243	—
Stock option exercises	287	—
Taxes paid related to restricted stock issuance	(101)	(7)
Payments of capital lease obligations	(32)	—

Net cash provided by (used for) financing activities	28,397	(7)

Increase (decrease) in cash and equivalents	26,515	(1,275)
Cash and equivalents, beginning of period	11,880	13,948

Cash and equivalents, end of period	$38,395	$12,673

Supplemental disclosure of cash flow information:
Interest paid	$483	$499

Taxes paid	$56	$25

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiary (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2014, the results of operations for the three month period ended March 31, 2014 and 2013, respectively, and cash flows for the three month period ended March 31, 2014 and 2013, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or any future period.

Revenue Recognition

The Company recognizes revenue primarily from the sale of products and from the sale of services and supplies. Revenue is recognized when delivery has occurred, persuasive evidence of an arrangement exists, fees are fixed or determinable and collectability of the related receivable is probable. For product revenue, delivery has occurred upon shipment provided title and risk of loss have passed to the customer. Services and supplies revenue are considered to be delivered as the services are performed or over the estimated life of the supply agreement.

The Company recognizes revenue from the sale of its digital, film-based CAD and eBx products and services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASC Update No. 2009-14, “Certain Arrangements That Contain Software Elements” (“ASU 2009-14”) and ASC 985-605, “Software” (“ASC 985-605”). Revenue for the sale of certain CAD products is recognized in accordance with ASC 840 “Leases” (“ASC 840”). For multiple element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining BESP for deliverables without VSOE or TPE considers multiple factors including relative selling prices; competitive prices in the marketplace, and management judgment, however, these may vary depending upon the unique facts and circumstances related to each deliverable.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

The Company uses customer purchase orders that are subject to the Company’s terms and conditions or, in the case of an Original Equipment Manufacturer (“OEM”) are governed by distribution agreements. In accordance with the Company’s distribution agreements, the OEM does not have a right of return, and title and risk of loss passes to the OEM upon shipment. The Company generally ships Free On Board shipping point and uses shipping documents and third-party proof of delivery to verify delivery and transfer of title. In addition, the Company assesses whether collection is probable by considering a number of factors, including past transaction history with the customer and the creditworthiness of the customer, as obtained from third party credit references.

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

The Company has determined that iCAD’s digital, and film based sales generally follow the guidance of FASB ASC Topic 605 “Revenue Recognition” (“ASC 605”) as the software has been considered essential to the functionality of the product per the guidance of ASU 2009-14. Typically, the responsibility for the installation process lies with the OEM partner. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand-alone value to the customer. In these instances, the Company allocates the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed according to the BESP of the element. Revenue from the digital and film based equipment when there is installation, is recognized based on the relative selling price allocation of the BESP.

Revenue from the Company’s MRI products is recognized in accordance with ASC 985-605. Sales of this product include third level OEM support, and the Company has established VSOE for this element based on substantive renewal rates for support as specified in the agreement. Product revenue is determined based on the residual value in the arrangement, and is recognized when delivered. Revenue for third-party support is deferred and recognized over the support period which is typically on an annual basis.

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

March 31, 2014

The Company defers revenue from the sale of service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with ASC Topic 605-20, “Services”. The Company provides for estimated warranty costs on original product warranties at the time of sale.

The Company has reclassified on the statement of operations for the three months ended March 31, 2013, revenue for disposable applicators and supplies of approximately $226,000 to service and supply revenue that was previously included in product revenue to conform to current period classification.

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, costs relating to service include costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, cost of supplies, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs. The Company has reclassified on the statement of operations for the three months ended March 31, 2013, cost of revenue for disposable applicators and supplies and other related expenses of approximately $193,000 to service and supply cost of revenue that was previously included in cost of product revenue to conform to current period classification. For the three months ended March 31, 2014 and 2013, approximately $179,000 and $137,000, respectively related to Medical Device Excise tax is included in cost of product revenue.

Segments

The Company reports the results of two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy (“Axxent”) products.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss	$(190)	$(727)

Basic shares used in the calculation of net loss per share	11,429	10,820

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of net loss per share	11,429	10,820

Net loss per share - basic	$(0.02)	$(0.07)

Net loss per share - diluted	$(0.02)	$(0.07)

The shares of the Company’s common stock, issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended March 31,
	2014	2013
Stock Options	1,320,156	1,426,077
Warrants	550,000	550,000
Restricted Stock	157,484	220,250

Stock options, warrants and restricted stock	2,027,640	2,196,327

Note 3 - Long Term Debt

In December, 2011, the Company entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (“Deerfield”), pursuant to which Deerfield agreed to provide $15 million in funding to the Company. The agreements consist of a Facility Agreement (the “Facility Agreement”), a Revenue Purchase Agreement (the “Revenue Purchase Agreement”) and the issuance of Warrants to purchase up to 550,000 shares of the Company’s Common Stock at an exercise price of $3.50 (the “Warrants”). In accordance with the Facility Agreement, the Company is obligated to repay $15 million in three payments due as follows: $3.75 million due December 2014, $3.75 million due December 2015, and $7.5 million due December 2016, together with interest on the outstanding obligation at 5.75% per annum. The agreement also specified the Company could extend the final payment of $7.5 million to $3.75 million in December 2016 and $3.75 million in December 2017. In accordance with the Revenue Purchase agreement, the Company is obligated to pay 4.25% of annual revenues up to $25 million,

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

2.75% of annual revenues from $25 million to $50 million during 2013 and 2014, and 2.25% of annual revenues during 2015, 2016 and 2017 (if the Facility agreement was extended), and 1.0% of annual revenues in excess of $50 million.

On April 30, 2014, the Company agreed to pay Deerfield $4.1 million to terminate the Revenue Purchase Agreement, and modified the Facility Agreement to eliminate the ability to extend the last debt payment for an additional year which would also eliminate the payment obligation for 2017 under the Revenue Purchase Agreement. In addition, Deerfield exercised their warrants, for an aggregate purchase price of $1,575,000, and the Company issued 450,000 shares of Common Stock to Deerfield, pursuant to the terms of the Warrants. The Warrants to purchase an additional 100,000 shares of Common Stock were cancelled, since said Warrants were exercisable only in the event the Company extended the last debt payment for an additional year.

The following amounts are included in the consolidated balance sheet as of March 31, 2014 related to the Facility Agreement and Revenue Purchase Agreement: (in thousands)

Principal Amount of Facility Agreement	$15,000
Unamortized discount	(2,816)

Carrying amount of Facility Agreement	12,184

Revenue Purchase Agreement	3,471

Less current portion of Facility Agreement	(3,750)

Notes payable long-term portion	$11,905

The following amounts comprise interest included in our consolidated statement of operations for the three months ended March 31, 2014 and 2013: (in thousands)

	Three months ended March 31,
	2014	2013
Cash interest expense	$578	$553
Non-cash amortization of debt discount	135	154
Amortization of debt costs	48	44
Amortization of settlement obligations	52	75
Interest expense capital lease	4	—

Total interest expense	$817	$826

Cash interest expense represents the amount of interest expected to be paid in cash under the Facility Agreement and the Revenue Purchase Agreement, which represents the interest of 5.75% on the Facility Agreement and the expected cash payments on the Revenue Purchase Agreement for the period. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs represents the costs

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

incurred with the financing, which is primarily a facility fee and a finder’s fee that were capitalized and, expensed using the effective interest method. The amortization of the settlement obligation represent the interest associated with the settlement agreements for both Carl Zeiss Meditec AG and Hologic, Inc. Interest expense capital lease represents interest related to the capital lease as described in Note 4.

Note 4 - Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through September, 2017. Certain of these leases contain renewal options. For the three month period ended March 31, 2014 and 2013, rent expense under operating leases was $162,000 and $169,000, respectively.

As of March 31, 2014, future minimum lease payments under non-cancelable operating leases were as follows: (in thousands)

Fiscal Year	Operating Leases

2014	$368
2015	481
2016	490
2017	255

$1,594

Capital leases

The Company entered into a capital lease agreement for the purchase of certain equipment in August 2013 for approximately $409,000. Under the guidance of ASC Topic 840, “Leases” (“ASC 840”) the Company determined that the lease was a capital lease as it contained a bargain purchase option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Accordingly, the equipment has been capitalized and a liability has been recorded. The equipment cost of $409,000 is reflected as property and equipment in the balance sheet and will be depreciated over its useful life.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

Future minimum lease payments under this lease are as follows: (in thousands)

Fiscal Year	Capital Leases

2014	108
2015	145
2016	97

subtotal minimum lease obligation	350
less interest	(20)

Total, net	330
less current portion	(132)

long term portion	$198

Note 5 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation - Stock Compensation”, (“ASC 718”).

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended
	March 31,
	2014	2013
Average risk-free interest rate	0.80%	0.58%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	64.2% to 65.6%	61.5% to 68.9%
Weighted average exercise price	$11.95	$5.15
Weighted average fair value	$5.54	$2.28

As of March 31, 2014 unrecognized compensation cost related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$1,321,865
Weighted average term	1.0 years

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows:

	Three Months Ended March 31,
Aggregate intrinsic value	2014	2013

Stock options	$6,492,797	$1,962,883
Restricted stock	1,442,553	1,099,048

Note 6 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of March 31, 2014.

Settlement Obligations

In connection with the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the then estimated remaining useful life of approximately six years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $587,000. The Company recorded interest expense of approximately $24,000 in the three months ended March 31, 2014, and $30,000 in the three months ended March 31, 2013, related to this obligation.

In December, 2011, the Company agreed to a settlement related to the litigation with Carl Zeiss Meditec AG. The Company is obligated to pay $0.5 million in June 2015 and $0.5 million in June 2017, for an aggregate remaining total of $1.0 million. As of March 31, 2014, the remaining liability recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations is $754,000. The Company recorded interest expense of approximately $28,000 in the three months ended March 31, 2014, and $45,000 in the three months ended March 31, 2013, related to this obligation.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

Other Commitments

The Company is obligated to pay approximately $1.5 million for firm purchase obligations to suppliers for future product deliverables.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities and our notes payable. The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of our notes payable approximates fair value due to the market rate of the stated interest rate.

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

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

Fair value measurements using: (000’s) as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$7,572	$—	$—	$7,572

Total Assets	$7,572	$—	$—	$7,572

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrants	—	—	3,986	3,986

Total Liabilities	$—	$—	$3,986	$3,986

Fair value measurements using: (000’s) as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$36,057	$—	$—	$36,057

Total Assets	$36,057	$—	$—	$36,057

Liabilities
Warrant Liability	$—	$—	$2,850	$2,850

Total Liabilities	$—	$—	$2,850	$2,850

As discussed in Note 3, the Company issued 450,000 immediately exercisable warrants to Deerfield. The warrant liability for the warrants associated with the debt is valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of December 31, 2013 and March 31, 2014.

	March 31, 2014	December 31, 2013
Warrants
Exercise price	$3.50	$3.50

Volatility	52.7%	56.2%

Equivalent term (years)	3.77	4.00
Risk-free interest rate	1.3%	1.3%

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

The volatility was determined based on the definition in the Warrants, and the risk-free interest rate was determined using the six year LIBOR rate as of the measurement date.

In addition the other significant assumptions include the probability of voluntary exercise versus a major transaction (as defined in the Warrants); and assuming a major transaction, the probability of cashless major exercise; and assuming a cashless major exercise, the annual probabilities for a major transaction. The Company had estimated a low probability of these items as of March 31, 2014. On April 30, 2014, Deerfield exercised the warrants, for an aggregate purchase price of $1,575,000, and the Company issued 450,000 shares of Common Stock. The Warrant obligation was fully satisfied following that exercise.

The following sets forth a reconciliation of the changes in the fair value of warrants payable during the period:

Warrants	Amount
Balance as of December 31, 2013	3,986
Gain from change in fair value of warrant	(1,136)

Balance as of March 31, 2014	$2,850

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not consider any assets to be impaired during the three months ended March 31, 2014.

Note 8 - Income Taxes

At March 31, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2014. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state

iCAD, INC. AND SUBSIDIARY.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not under examination by any other federal or state jurisdiction for any tax years.

Note 9 - Goodwill

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 350-20, “Intangibles - Goodwill and Other”, (“ASC 350-20”), the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than the carrying value of the Company.

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

March 31, 2014

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2014

A rollforward of goodwill activity by reportable segment is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—

Balance at December 31, 2013	7,663	13,446	21,109

	—	—	—
Balance at March 31, 2014	$7,663	$13,446	$21,109

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

March 31, 2014

Segment revenues, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (including prior periods which have been presented for consistency):

	Three Months Ended March 31,
	2014	2013
Segment revenues:

Detection	$4,175	$4,638
Therapy	4,345	3,292

Total Revenue	$8,520	$7,930

Segment operating income (loss):

Detection	$1,516	$1,574
Therapy	(228)	(230)

Segment operating income (loss)	$1,288	$1,344

General and administrative expenses	$(1,748)	$(1,672)
Interest expense	(817)	(826)
Gain on fair value of warrant	1,136	431
Other income	4	6

Loss before income tax	$(137)	$(717)

Note 11 - Recent Accounting Pronouncements

We describe recent pronouncements that have had or may have a significant effect on our financial statements or on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures, and accordingly there are none noted.

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

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy solutions for the early identification and treatment of cancer. The Company reports in two segments - Detection and Therapy.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a comprehensive list of the Company’s critical accounting policies, reference should be made to the Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue:

	Three months ended March 31,
	2014	2013	Change	% Change
Detection revenue
Product revenue	$2,064	$2,673	$(609)	(22.8)%
Service revenue	2,111	1,965	146	7.4%

Subtotal	4,175	4,638	(463)	(10.0)%

Therapy revenue
Product revenue	2,145	2,161	(16)	(0.7)%
Service revenue	2,200	1,131	1,069	94.5%

Subtotal	4,345	3,292	1,053	32.0%

Total revenue	$8,520	$7,930	$590	7.4%

Three months ended March 31, 2014:

Total revenue for the three month period ended March 31, 2014 was $8.5 million compared with revenue of $7.9 million for the three month period ended March 31, 2013, an increase of approximately $590,000, or 7.4%. The increase in revenue was due to a $1.0 million increase in Therapy service revenue offset by a decrease in total Detection revenues of approximately $463,000.

Detection product revenue decreased by approximately $0.6 million from $2.7 million to $2.1 million or 22.8% in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease is due primarily to a decrease in our Digital CAD revenue of approximately $0.7 million and a decrease in film based revenues of $0.2 million, offset by an increase in our MRI product revenues of $0.3 million. The decrease in Digital CAD revenue is driven by decreases in sales to our OEM partners. The increase in MRI product revenues reflects the success of our OEM partner in the MRI market.

Detection service revenue increased approximately $0.1 million from $2.0 million in the three months ended March 31, 2013 to $2.1 million in the three months ended March 31, 2014. The increase in service revenue reflects the sale of service contracts as the result of our initiatives to sell into our installed base of customers.

Therapy product revenue was approximately $2.1 million for each of the three months ended March 31, 2014 to and March 31, 2013. Revenue from the sale of our Axxent eBx systems can vary due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period. We continue to see interest in the Xoft solution for both its use in the treatment of non-melanoma skin cancers as well as the intra-operative radiation therapy (“IORT”) market.

Therapy service and supply revenue increased approximately $1.1 million from $1.1 million in the three months ended March 31, 2013 to $2.2 million for the three months ended March 31, 2014. In March 2014, we reclassified certain applicator and accessory revenues that were previously a component of Product Revenue to Service and Supply revenue. The prior period was adjusted for consistency. The increase in Therapy service and supply revenue is due primarily to increases in service revenue due to the growing installed base and associated source and service agreement revenues combined with disposable applicators which is a result of increased procedure volumes. We expect service and supply revenue for our electronic brachytherapy products to increase as patient treatment volume and our installed base of electronic brachytherapy systems increases.

Gross Profit:

	Three months ended March 31,
	2014	2013	Change	% Change
Products	$1,199	$1,162	$37	3.2%
Service & supply	1,146	887	259	29.2%
Amortization of acquired technology	241	233	8	3.4%

Total cost of revenue	$2,586	$2,282	$304	13.3%

Gross profit	$5,934	$5,648	$286	5.1%

Gross profit for the three month period ended March 31, 2014 was $5.9 million, or 70% of revenue as compared to $5.6 million or 71% of revenue in the three month period ended March 31, 2013. Gross profit percent changes primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, and additional manufacturing investments. Gross profit percent is also impacted by amortization of acquired technology, and the impact of the medical device excise tax which represented $179,000 for the three months ended March 31, 2014 as compared to $137,000 for the three months ended March 31, 2013. In March 2014, we reclassified certain applicator, accessory and other related cost of revenues that were previously a component of cost of product revenue to cost of service and supply revenue. The prior period was adjusted for consistency.

Operating Expenses:

	Three months ended March 31,
	2014	2013	Change	Change %
Operating expenses:
Engineering and product development	$2,027	$1,866	$161	8.6%
Marketing and sales	2,619	2,438	181	7.4%
General and administrative	1,748	1,672	76	4.5%

Total operating expenses	$6,394	$5,976	$418	7.0%

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2014 increased by $0.1 million or 8.6%, from $1.9 million in 2013 to $2.0 million in 2014. Therapy Engineering and Product Development increased $0.2 million from $0.8 million in the three months ended March 31, 2013 as compared to $1.0 million for the three months ended March 31, 2014. The increase in Therapy Engineering and Product Development costs was due primarily to increases in clinical and consulting costs. Detection

Engineering and Product Development costs decreased slightly by $0.1 million from $1.1 million for the three months ended March 31, 2013 to $1.0 million for the three months ended March 31, 2014.

Marketing and Sales. Marketing and sales expenses increased by $0.2 million or 7.4%, from $2.4 million in the three month period ended March 31, 2013 to $2.6 million in the three month period ended March 31, 2014. Therapy Marketing and sales expense increased $0.5 million from $1.3 million in the three months ended March 31, 2013 as compared to $1.8 million for the three months ended March 31, 2014. The increase in Therapy Marketing and Sales expenses was due primarily to increases in salaries and wages, consulting, trade shows and travel. These increases reflect continued investment in the Therapy segment. Detection Marketing and sales costs decreased by $0.3 million from $1.1 million for the three months ended March 31, 2013 to $0.8 million for the three months ended March 31, 2014, due primarily to decreases in salaries and wages.

General and Administrative. General and administrative expenses were $1.7 million for each of the three month periods ended March 31, 2014 and 2013. A slight decrease in amortization and legal expense, were offset by a slight increase in audit and consulting costs.

Other Income and Expense:

	Three months ended March 31,
	2013	2012	Change	Change %
Gain from change in fair value of Warrant	$1,136	$431	705	163.6%
Interest expense	(817)	(826)	9	(1.1)%
Interest income	4	6	(2)	(33.3)%

	$323	$(389)	$712	(183.0)%

Tax expense	(53)	(10)	(43)	430.0%

Gain from change in fair value of warrants. The $1.1 million and $431,000 gain from the change in fair value of the warrants for the periods ended March 31, 2014 and 2013, respectively, resulted from a decrease in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to a decrease in the Company’s stock price at March 31, 2014 versus the prior period, and volatility which are the key assumptions in determining the value of the warrants. On April 30, 2014, the Warrants were exercised in full and the Company issued 450,000 shares of Common Stock. The Warrants to purchase an additional 100,000 shares of Common Stock were terminated.

Interest expense. Interest expense of $817,000 decreased by $9,000 or 1.1% for the three month period ended March 31, 2014 as compared to interest expense of $826,000 in the three month period ended March 31, 2013. Interest expense is due primarily to interest expense related to the credit facility entered into with certain entities affiliated with Deerfield Management. Interest related to the Hologic and Zeiss settlement obligations was $52,000 in the three months ended March 31, 2014 as compared to $75,000 in the same period in 2013.

Interest income. Interest income of $4,000 and $6,000 for the quarters ended March 31, 2014, and 2013, respectively, reflects income earned from our money market accounts.

Tax expense. Tax expense of $53,000 and $10,000 for the quarters ended March 31, 2014, and 2013, respectively is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next twelve months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of March 31, 2014, the Company had cash and cash equivalents of $38.4 million, current assets of $48.5 million, current liabilities of $20.3 million and working capital of $28.3 million. The ratio of current assets to current liabilities was 2.39:1.

Pursuant to the agreements with Deerfield Management, a healthcare investment fund (“Deerfield”) in December 2011, the Company is obligated under the terms these agreements, to repay an aggregate principal amount of $15 million. In addition, we agreed to pay Deerfield a portion of our revenues until the maturity date of the note payable, whether or not the note is outstanding through that date. We also issued warrants at an exercise price of $3.50 per share and a second B warrant (to purchase an additional 100,000 shares of common stock at an exercise price of $3.50 per share, which may become exercisable if certain conditions are met. As a result, we are obligated to pay interest at 5.75% on the outstanding balance of the note which is approximately $216,000 per quarter until the fourth quarter of 2014, when the first payment of $3.75 million is due. In 2015, interest is approximately $162,000 per quarter with a payment of $3.75 million in December 2015 and in 2016, interest is approximately $108,000 per quarter, with the final payment of $7.5 million due in December 2016. On April 30, 2014, the Revenue Purchase agreement was terminated and the Company paid Deerfield $4.1 million. In addition, Deerfield exercised 450,000 warrants at the exercise price of $3.50 and paid the Company $1.575 million. Additionally, the Credit Facility with Deerfield was amended to provide that the Maturity Date thereunder may no longer be extended for a year. As a result, the second B Warrant was terminated.

Net cash used for operating activities for the nine month period ended March 31, 2014 was $1.7 million, compared to net cash used for operating activities of $1.2 million for the three month period ended March 31, 2013. The cash used for operating activities for the three months ended March 31, 2014 resulted primarily from uses of cash due to working capital changes resulting from decreases in accounts payable, accrued expenses and deferred revenue. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash provided by investing activities for the three month period ended March 31, 2014 was $217,000 as compared to $99,000 for the three month period ended March 31, 2013. Cash used for investing activities consisted primarily of additions to property and equipment.

Net cash provided by financing activities for the three month period ended March 31, 2014 was $28.4 million as compared to net cash used of $7,000 for financing activities for the three month period ended March 31, 2013. The cash provided by financing activities reflects the underwritten offering of 2.76 million shares at approximately $11.00 per share, with net proceeds of $28.2 million after deducting offering expenses and underwriting discounts. The net cash used of $7,000 consisted of taxes paid related to restricted stock issuance.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Operating Lease Obligations	$1,595	$494	$953	$148	$—

Capital Lease Obligations	331	$133	198	—

Settlement Obligations	2,225	25	800	1,050	350

Notes Payable	16,941	4,613	12,328		—

Other Commitments	1,545	1,545	—	—	—

Total Contractual Obligations	$22,637	$6,810	$14,279	$1,198	$350

Operating and Capital lease obligations are the minimum payments due under these obligations.

Settlement obligations represent the minimum payments attributable to the obligations related primarily to Zeiss and Hologic.

Notes payable reflects the payments on the $15.0 million outstanding facility agreement with Deerfield and the interest payments at 5.75% on this obligation. In accordance with the termination of the Revenue Purchase Agreement as of April 30, 2014, payments related to this agreement are no longer considered an obligation.

Other commitments represent firm purchase obligations to suppliers for future product deliverables.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2014, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2014, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 1A. Risk Factors

Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 as filed with the SEC on March 3, 2014. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2014	6,177	$11.50	$—	$—
February 1 - February 28, 2014	2,698	$11.23	$—	$—
March 1 - March 31, 2014			$—	$—

Total	8,875	$11.42	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Revenue Purchase Termination Agreement and Amendment of Facility Agreement dated April 28, 2014 by and among Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations Fund International Limited, Horizon Santé TTNP SARL and the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements**.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	May 14, 2014	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer, Director

Date:	May 14, 2014	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer