Form 10-Q
period 2014-06-30
ICAD INC
filed 2014-08-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of the close of business on August 6, 2014 there were 15,444,059 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$34,851	$11,880
Trade accounts receivable, net of allowance for doubtful accounts of $50 in 2014 and $73 in 2013	9,631	7,623
Inventory, net	1,868	1,891
Prepaid expenses and other current assets	444	649

Total current assets	46,794	22,043

Property and equipment, net of accumulated depreciation and amortization of $4,042 in 2014 and $4,265 in 2013	1,703	1,671
Other assets	177	419
Intangible assets, net of accumulated amortization of $13,216 in 2014 and $12,468 in 2013	12,971	13,674
Goodwill	21,109	21,109

Total assets	$82,754	$58,916

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,031	$2,000
Accrued and other expenses	4,248	3,799
Interest payable	216	483
Notes and lease payable—current portion	3,884	3,878
Warrant liability	—	3,986
Deferred revenue	8,581	8,306

Total current liabilities	18,960	22,452

Deferred revenue, long-term portion	1,253	1,726
Other long-term liabilities	705	1,356
Capital lease—long-term portion	164	235
Notes payable—long-term portion	8,747	11,770

Total liabilities	29,829	37,539

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 20,000,000 shares; issued 14,409,016 in 2014 and 11,084,119 in 2013; outstanding 14,223,185 in 2014 and 10,898,288 in 2013	144	111
Additional paid-in capital	199,437	166,735
Accumulated deficit	(145,241)	(144,054)
Treasury stock at cost, 185,831 shares in 2014 and 2013	(1,415)	(1,415)

Total stockholders’ equity	52,925	21,377

Total liabilities and stockholders’ equity	$82,754	$58,916

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Products	$5,294	$4,278	$9,503	$9,112
Service and supplies	4,373	3,434	8,684	6,530

Total revenue	9,667	7,712	18,187	15,642
Cost of revenue:
Products	1,460	1,193	2,659	2,355
Service and supplies	1,136	1,063	2,282	1,950
Amortization of acquired intangibles	241	234	482	467

Total cost of revenue	2,837	2,490	5,423	4,772

Gross profit	6,830	5,222	12,764	10,870

Operating expenses:
Engineering and product development	2,170	1,756	4,197	3,622
Marketing and sales	2,903	2,337	5,522	4,775
General and administrative	1,923	1,602	3,671	3,274

Total operating expenses	6,996	5,695	13,390	11,671

Loss from operations	(166)	(473)	(626)	(801)
Loss from extinguishment of debt	(903)	—	(903)	—
Gain (loss) from change in fair value of warrant	699	(571)	1,835	(140)
Interest expense	(614)	(834)	(1,431)	(1,660)
Other income	12	6	16	12

Other income (expense), net	(806)	(1,399)	(483)	(1,788)
Loss before income tax expense	(972)	(1,872)	(1,109)	(2,589)
Tax expense	(25)	(10)	(78)	(20)

Net loss and comprehensive loss	$(997)	$(1,882)	$(1,187)	$(2,609)

Net loss per share:
Basic and diluted	$(0.07)	$(0.17)	$(0.09)	$(0.24)

Weighted average number of shares used in computing loss per share:
Basic and diluted	14,074	10,836	12,759	10,828

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2014	2013
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,187)	$(2,609)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	432	365
Amortization	748	860
Bad debt (benefit) provision	(27)	35
Loss on extinguishment of debt	903	—
(Gain) loss from change in fair value of warrant	(1,835)	140
Loss on disposal of assets	—	49
Stock-based compensation expense	606	601
Amortization of debt discount and debt costs	524	412
Interest on settlement obligations	106	152
Changes in operating assets and liabilities:
Accounts receivable	(1,981)	(1,154)
Inventory	22	178
Prepaid and other current assets	96	37
Accounts payable	31	541
Accrued expenses	(576)	(1,513)
Deferred revenue	(198)	1,185

Total adjustments	(1,149)	1,888

Net cash used for operating activities	(2,336)	(721)

Cash flow from investing activities:
Additions to patents, technology and other	(44)	(19)
Additions to property and equipment	(465)	(274)

Net cash used for investing activities	(509)	(293)

Cash flow from financing activities:
Issuance of common stock for cash, net	28,214	—
Stock option exercises	293	3
Warrant exercise	1,575	—
Taxes paid related to restricted stock issuance	(101)	(25)
Payments of capital lease obligations	(65)	—
Repayments of debt financing, net	(4,100)	—

Net cash provided by (used for) financing activities	25,816	(22)

Increase (decrease) in cash and equivalents	22,971	(1,036)
Cash and equivalents, beginning of period	11,880	13,948

Cash and equivalents, end of period	$34,851	$12,912

Supplemental disclosure of cash flow information:
Interest paid	$1,061	$1,052

Taxes paid	$80	$33

Non-cash items from investing and financing activities:
Settlement of warrant liability with purchase of common stock	$2,151	$—

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiary (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2014, the results of operations for the three and six month period ended June 30, 2014 and 2013, respectively, and cash flows for the six month period ended June 30, 2014 and 2013, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014. The results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or any future period.

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

The Company recognizes revenue from the sale of its digital, film-based CAD and cancer therapy products and services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASC Update No. 2009-14, “Certain Arrangements That Contain Software Elements” (“ASU 2009-14”) and ASC 985-605, “Software” (“ASC 985-605”). Revenue for the sale of certain CAD products is recognized in accordance with ASC 840 “Leases” (“ASC 840”). For multiple element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining BESP for deliverables without VSOE or TPE considers multiple factors including relative selling prices; competitive prices in the marketplace, and management judgment, however, these may vary depending upon the unique facts and circumstances related to each deliverable.

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

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

Sales of the Company’s cancer therapy product typically include a controller, accessories, and service and source agreements. The Company allocates revenue to the deliverables in the arrangement based on the BESP in accordance with ASU 2009-13. Product revenue is generally recognized when the product has been delivered and service and source revenue is typically recognized over the life of the service and source agreement.

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

The Company defers revenue from the sale of service contracts related to future periods and recognizes revenue on a straight-line basis in accordance with ASC Topic 605-20, “Services”. The Company provides for estimated warranty costs on original product warranties at the time of sale.

The Company has reclassified on the statement of operations for the three and six months ended June 30, 2013, revenue for disposable applicators and supplies of approximately $225,000 and $451,000 to service and supply revenue that was previously included in product revenue to conform to current period classification.

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, costs relating to service including costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, cost of supplies, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs. The Company has reclassified on the statement of operations for the three and six months ended June 30, 2013, cost of revenue for disposable applicators and supplies and other related expenses of approximately $253,000 and $446,000, respectively to service and supply cost of revenue that was previously included in cost of product revenue to conform to current period classification. For the three and six months ended June 30, 2014 approximately $200,000 and $379,000, respectively and for the three and six months ended June 30, 2013, approximately $134,000 and $271,000, respectively related to Medical Device Excise tax is included in cost of product revenue.

Segments

The Company reports the results of two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy (“Axxent”) products.

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

Note 2—Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(997)	$(1,882)	$(1,187)	$(2,609)

Basic shares used in the calculation of net loss per share	14,074	10,836	12,759	10,828
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	14,074	10,836	12,759	10,828

Net loss per share—basic and diluted	$(0.07)	$(0.17)	$(0.09)	$(0.24)

The shares of the Company’s common stock, issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended
	June 30,
	2014	2013
Stock Options	1,477,871	1,410,127
Warrants	—	550,000
Restricted Stock	326,318	220,250

Stock options, warrants and restricted stock	1,804,189	2,180,377

Note 3—Long Term Debt

In December, 2011, the Company entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (“Deerfield”), pursuant to which Deerfield agreed to provide $15 million in funding to the Company. The agreements consist of a Facility Agreement (the “Facility Agreement”), a Revenue Purchase Agreement (the “Revenue Purchase Agreement”) and the issuance of Warrants to purchase up to 550,000 shares of the Company’s Common Stock at an exercise price of $3.50 (the “Warrants”). In accordance with the Facility Agreement, the Company is obligated to repay $15 million in three payments due as follows: $3.75 million due December 2014, $3.75 million due December 2015, and $7.5 million due December 2016, together with interest on the outstanding obligation at 5.75% per annum. The original agreement also specified the Company could extend the final payment of $7.5 million to $3.75 million in December 2016 and $3.75 million in December 2017. In accordance with the Revenue Purchase agreement, the Company was obligated to pay 4.25% of annual revenues up to $25 million, 2.75% of annual revenues from $25 million to $50 million during 2013 and 2014, and 2.25% of annual revenues during 2015, 2016 and 2017 (if the Facility Agreement was extended), and 1.0% of annual revenues in excess of $50 million.

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

On April 30, 2014, the Company agreed to pay Deerfield $4.1 million to terminate the Revenue Purchase Agreement, and eliminate the ability to extend the last debt payment for an additional year which would also eliminate the payment obligation for 2017 under the Revenue Purchase Agreement. In addition, Deerfield exercised their warrants, for an aggregate purchase price of $1,575,000, and the Company issued 450,000 shares of Common Stock to Deerfield, pursuant to the terms of the Warrants. The Warrants to purchase an additional 100,000 shares of Common Stock were cancelled, since these warrants were exercisable only in the event the Company extended the last debt payment for an additional year.

The following amounts are included in the consolidated balance sheet as of June 30, 2014 related to the Facility Agreement: (in thousands)

Principal Amount of Facility Agreement	$15,000
Unamortized discount	(2,503)

Carrying amount of Facility Agreement	12,497

Less current portion of Facility Agreement	(3,750)

Notes payable long-term portion	$8,747

The following amounts comprise interest included in our consolidated statement of operations for the three months and six months ended June 30, 2014 and 2013: (in thousands)

	Three months ended June 30,
	2014	2013
Cash interest expense	$216	$543
Non-cash amortization of debt discount	313	169
Amortization of debt costs	28	45
Amortization of settlement obligations	54	77
Interest expense capital lease	3	—

Total interest expense	$614	$834

	Six months ended June 30
	2014	2013
Cash interest expense	$794	$1,096
Non-cash amortization of debt discount	448	323
Amortization of debt costs	76	89
Amortization of settlement obligations	106	152
Interest expense capital lease	7	—

Total interest expense	$1,431	$1,660

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

Cash interest expense represents the amount of interest to be paid in cash under the Facility Agreement and the Revenue Purchase Agreement, which represents the interest of 5.75% on the Facility Agreement for the three and six months ended June 30, 2014, and the final cash payment on the Revenue Purchase Agreement for the three months ended March 31, 2014. There are no additional interest obligations for the Revenue Purchase Agreement that was terminated on April 30, 2014. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs relates to the costs incurred with the financing, which is primarily a facility fee and a finder’s fee that were capitalized and are being expensed using the effective interest method. The amortization of the settlement obligation represents the interest associated with the settlement agreements for both Carl Zeiss Meditec AG and Hologic, Inc. Interest expense capital lease represents interest related to the capital lease as described in Note 4.

Note 4—Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through September, 2017. Certain of these leases contain renewal options. For the three and six month periods ended June 30, 2014 and 2013, rent expense under operating leases was $168,000, $327,000, $168,000 and $335,000, respectively.

Future minimum lease payments as of June 30, 2014 under this lease are as follows: (in thousands)

Fiscal Year	Operating Leases
2014	$246
2015	482
2016	490
2017	255

$1,473

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

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

Future minimum lease payments under this lease are as follows: (in thousands)

Fiscal Year	Capital Leases
2014	72
2015	145
2016	97

subtotal minimum lease obligation	314
less interest	(16)

Total, net	298
less current portion	(134)

long term portion	$164

Note 5—Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average risk-free interest rate	0.85%	0.39%	0.82%	0.45%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	64.9% to 66.5%	57.7% to 58.4%	64.2% to 66.5%	57.7% to 68.9%
Weighted average exercise price	$6.72	$5.08	$7.83	$5.14
Weighted average fair value	$3.17	$2.12	$3.67	$2.25

As of June 30, 2014 unrecognized compensation cost related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$2,642,788
Weighted average term	1.35 years

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows:

Aggregate intrinsic value	June 30, 2014
Stock options	$3,186,940
Restricted stock	2,091,698

Note 6—Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of June 30, 2014.

Settlement Obligations

In connection with the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that utilize the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the then estimated remaining useful life of approximately six years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $596,000. The Company recorded interest expense of approximately $25,000 and $50,000 in the three and six months ended June 30, 2014, and $31,000 and $62,000 in the three and six months ended June 30, 2013, related to this obligation.

In December, 2011, the Company agreed to a settlement related to the litigation with Carl Zeiss Meditec AG. The Company is obligated to pay $0.5 million in June 2015 and $0.5 million in June 2017, for an aggregate remaining total of $1.0 million. As of June 30, 2014, the remaining liability recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations is $782,000. The Company recorded interest expense of approximately $28,000 and $56,000 in the three and six months ended June 30, 2014, and $45,000 and $90,000 in the three and six months ended June 30, 2013, related to this obligation.

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

Other Commitments

The Company is obligated to pay approximately $1.2 million for firm purchase obligations to suppliers for future product deliverables.

Litigation

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages – specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants. On January 18, 2012, three additional Jane Doe plaintiffs and one additional John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00538423-CU-PL-CXC) with identical allegations against the same defendants. On April 11, 2012, the above-referenced cases were consolidated for all purposes, excluding trial. On May 2, 2012, plaintiffs filed a master consolidated complaint, with the same case number as the original filed complaint. On August 2, 2012, plaintiffs filed fictitious name amendments adding defendants, Mel Silverstein, M.D., Peter Chen, M.D., Lisa Guerrera, M.D., Ralph Mackintosh, Ph.D., Robert Dillman, M.D., and Jack Cox. On September 14, 2012, an additional Jane Doe plaintiff and John Doe spouse

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00598740-CU-PL-CXC) with identical allegations as plaintiffs above against the same original defendants. On October 17, 2012, plaintiff John Doe No. 11 dismissed his complaint, with prejudice, as to all defendants. On November 26, 2012, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology, Inc. On January 15, 2013, plaintiffs filed a dismissal, with prejudice, as to defendant, Mel Silverstein, M.D., only. On May 28, 2013, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology. On July 11, 2013, American Ceramic Technology filed a cross-complaint for express and implied indemnity, apportionment, contribution and declaratory relief against all defendants. On October 24, 2013, plaintiff’s filed an amended master consolidated complaint. On January 17, 2014, Ralph Mackintosh, Ph.D., Robert Dillman, M.D., Jack Cox, and Hoag Memorial Hospital Presbyterian each filed a cross-complaint for equitable indemnity, contribution and declaratory relief against American Ceramic Technology. On June 6, 2014, American Ceramic Technology filed an amended cross-complaint. It is alleged that each Jane Doe plaintiff was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini was the subject of a voluntary recall. These claims are still in the early stages. Based upon our preliminary analysis, the Company plans to vigorously defend the lawsuits however a loss is reasonably possible. Since the amount of the potential damages in the event of an adverse result is not reasonably estimable, we are unable to estimate a range of loss and no expense has been recorded with respect to the contingent liability associated with this matter.

Note 7—Fair Value Measurements

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

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities and our notes payable. The carrying amounts of our cash and cash equivalents (which are composed primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of our notes payable approximates fair value due to the market rate of the stated interest rate.

The Company’s assets that are measured at fair value on a recurring basis relate to the Company’s money market accounts. The Company’s liabilities that are measured at fair value on a recurring basis relate to contingent consideration resulting from the acquisition of Xoft and the Warrants issued in connection with the Deerfield Facility Agreement.

The Company’s money market funds are included in cash and cash equivalents in the accompanying balance sheets, and are considered a Level 1 investment as they are valued at quoted market prices in active markets.

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$7,572	$—	$—	$7,572

Total Assets	$7,572	$—	$—	$7,572

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrants	—	—	3,986	3,986

Total Liabilities	$—	$—	$3,986	$3,986

Fair value measurements using: (000’s) as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$31,608	$—	$—	$31,608

Total Assets	$31,608	$—	$—	$31,608

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

As discussed in Note 3, the Company issued 450,000 immediately exercisable warrants to Deerfield in December 2011. On April 30, 2014, Deerfield exercised the warrants, for an aggregate purchase price of $1,575,000, and the Company issued 450,000 shares of Common Stock. The Warrant obligation was fully satisfied following that exercise. The warrant liability for the warrants associated with the debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. The warrant was valued at $2,151,000 as of April 30, 2014 immediately prior to exercise and the Company recorded a gain of $699,000. Significant assumptions in valuing the warrant liability were as follows as of December 31, 2013 and April 30, 2014.

Warrants	April 30, 2014	December 31, 2013
Exercise price	$3.50	$3.50
Volatility	40.8%	56.2%
Equivalent term (years)	—	4.00
Risk-free interest rate	0.1%	1.3%

The volatility was determined based on the definition in the Warrants, and the risk-free interest rate was determined using the six year LIBOR as of the measurement date.

In addition the other significant assumptions include the probability of voluntary exercise versus a major transaction (as defined in the Warrants); and assuming a major transaction, the probability of cashless major exercise; and assuming a cashless major exercise, the annual probabilities for a major transaction.

The following sets forth a reconciliation of the changes in the fair value of warrants payable during the period:

Warrants	Amount
Balance as of December 31, 2013	3,986
Gain from change in fair value of warrant	(1,835)
Warrant exercise	(2,151)

Balance as of June 30, 2014	$—

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not consider any assets to be impaired during the three months ended June 30, 2014.

Note 8—Income Taxes

At June 30, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2014. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not under examination by any other federal or state jurisdiction for any tax years.

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

The Company’s CODM is the Chief Executive Officer (“CEO”). In the second quarter of 2013, the Company changed the manner in which financial information is reported to the CODM. The Company’s reportable segments have been identified primarily based on the types of products sold. Each reportable segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. The Company has determined there are two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). Goodwill was allocated to the reporting units based on the relative fair value of the reporting units as of June 2013.

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

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

A rollforward of goodwill activity by reportable segment is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—

Balance at December 31, 2013	7,663	13,446	21,109

Balance at June 30, 2014	$7,663	$13,446	$21,109

Note 10—Segment Reporting

In accordance with FASB Topic ASC 280, “Segments”, operating segments, are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company has two reportable segments. The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy (“Axxent”) products. The primary factors used by our CODM to allocate resources are based on revenues, operating income or loss, and earnings or loss before interest, taxes, depreciation, amortization, and other specific and non-recurring items (“Adjusted EBITDA”) of each segment. Included in segment operating income are stock compensation, amortization of technology and depreciation expense. There are no intersegment revenues.

We do not track our assets by operating segment and our CODM does not use asset information by segment to allocate resources or make operating decisions.

iCAD, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2014

Segment revenues, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (including prior periods which have been presented for consistency):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment revenues:
Detection	$4,832	$3,807	$9,007	$8,445
Therapy	4,835	3,905	9,180	7,197

Total revenue	$9,667	$7,712	$18,187	$15,642

Segment operating income (loss):
Detection	$1,897	$1,052	$3,413	$2,626
Therapy	(140)	77	(368)	(153)

Segment operating income	$1,757	$1,129	$3,045	$2,473

General and administrative expenses	$(1,923)	$(1,602)	$(3,671)	$(3,274)
Interest expense	(614)	(834)	(1,431)	(1,660)
Gain (loss) on fair value of warrant	699	(571)	1,835	(140)
Loss on extinguishment of debt	(903)	0	(903)	0
Other income	12	6	16	12

Loss before income tax	$(972)	$(1,872)	$(1,109)	$(2,589)

Note 11—Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new Topic 606 “Revenue from Contracts with Customers.” This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

Note 12—Subsequent Events

On July 15, 2014 (the “Closing Date”), the Company entered into two Asset Purchase Agreements, one with Radion, Inc., a Delaware corporation (“Radion”), the other with DermEbx, a Series of Radion Capital Partners, LLC, a Delaware limited liability company (“DermEbx” and, together with Radion, the “Sellers”). Pursuant to the Asset Purchase Agreement with DermEbx, the Company purchased substantially all of the assets of the DermEbx, including all of DermEbx’s intellectual property and customer contracts. The Company paid to DermEbx the following consideration: (i) $1,600,000 in cash and (ii) the issuance to DermEbx of 600,000 restricted shares of the Company’s common stock, $0.01 par value per share. The Company held back $500,000 of the DermEbx cash consideration for the purposes of a purchase price adjustment based on the working capital of DermEbx, which adjustment will be made 120 days after the Closing Date. The 600,000 restricted shares are subject to the following provisions; 25% shall be locked up until the date that is two trading days after the Company announces its fourth quarter 2014 earnings; 30% of the shares shall be locked up for a period of twenty-four (24) months from the date of the agreement; and 30% of the shares shall be locked up for a period of thirty-six (36) months from the date of the agreement. In addition the Company delivered the remaining 15% or 90,000 of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of eighteen (18) months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by DermEbx under the DermEbx Asset Purchase Agreement.

Pursuant to the terms of the Asset Purchase Agreement with Radion (, the Company purchased substantially all of the assets of Radion, including all of Radion’s intellectual property and customer contracts. The Company paid to Radion the following consideration: (i) $2,200,000 in cash and (ii) the issuance to Radion of 600,000 restricted shares of the Company’s common stock. The 600,000 restricted shares are subject to the following provisions; 25% shall be locked up until the date that is two trading days after the Company announces its fourth quarter 2014 earnings; 30% of the shares shall be locked up for a period of twenty-four (24) months from the date of the agreement; and 30% of the shares shall be locked up for a period of thirty-six (36) months from the date of the agreement. In addition the Company delivered the remaining 15% or 90,000 of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of eighteen (18) months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by Radion under the Radion Asset Purchase Agreement.

Prior to the acquisition, the Sellers represented one of the Company’s significant customers in the Therapy segment. As of June 30, 2014, the Company had a balance of $1.5 million of outstanding accounts receivable and $0.5 million of deferred revenue. In addition, the Company recognized approximately $1.6 million of Therapy product revenue and approximately $0.5 million of Therapy service revenue, for a total of $2.1 million related to Sellers, in the six month period ended June 30, 2014. For the six months ended June 30 2013 the Company recognized approximately $972,000 of Therapy product revenue and $50,000 of Therapy service revenue, for a total of approximately $1.02 million.

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

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy solutions for the early identification and treatment of cancer. The Company reports in two segments –Detection and Therapy.

The Company has grown primarily through acquisitions including CADx, Qualia Computing, CAD Sciences and Xoft to become a broad player in the oncology market.

In the Detection segment, our industry-leading solutions include advanced image analysis and workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, a comprehensive range of high-performance, upgradeable Computer-Aided Detection (CAD) systems and workflow solutions for mammography, Magnetic Resonance Imaging (MRI) and Computed Tomography CT.

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

On July 15, 2014 (the “Closing Date”), the Company entered into two Asset Purchase Agreements, one with Radion, Inc., a Delaware corporation (“Radion”), the other with DermEbx, a Series of Radion Capital Partners, LLC, a Delaware limited liability company (“DermEbx”) and, together with Radion, the “Sellers”). Pursuant to the Asset Purchase Agreement with DermEbx, the Company purchased substantially all of the assets of the DermEbx, including all of DermEbx’s intellectual property and customer contracts. The Company paid the following consideration: (i) $1,600,000 in cash and (ii) the issuance to DermEbx of 600,000 restricted shares of the Company’s common stock, $0.01 par value per share. The Company held back $500,000 of the DermEbx cash consideration for the purposes of a purchase price adjustment based on the working capital of DermEbx, which adjustment will be made 120 days after the Closing Date. The 600,000 restricted shares are subject to the following provisions; 25% shall be locked up until the date that is two trading days after the Company announces its fourth quarter 2014 earnings; 30% of the shares shall be locked up for a period of twenty-four (24) months from the date of the agreement; and 30% of the shares shall be locked up for a period of thirty-six (36) months from the date of the agreement. In addition the Company delivered the remaining 15% or 90,000 of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of eighteen (18) months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by DermEbx under the DermEbx Asset Purchase Agreement.

Pursuant to the terms of the Asset Purchase Agreement with Radion (, the Company purchased substantially all of the assets of Radion, including all of Radion’s intellectual property and customer contracts. The Company paid the following consideration: (i) $2,200,000 in cash and (ii) the issuance to Radion of 600,000 restricted shares of the Company’s common stock. The 600,000 restricted shares are subject to the following provisions; 25% shall be locked up until the date that is two trading days after the Company announces its fourth quarter 2014 earnings; 30% of the shares shall be locked up for a period of twenty-four (24) months from the date of the agreement; and 30% of the shares shall be locked up for a period of thirty-six (36) months from the date of the agreement. In addition the Company delivered the remaining 15% or 90,000 of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of eighteen (18) months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by Radion under the Radion Asset Purchase Agreement.

Prior to the acquisition, the Sellers represented one of the Company’s significant customers in the Therapy segment. As of June 30, 2014, the Company had a balance of $1.5 million of outstanding accounts receivable and $0.5 million of deferred revenue. In addition, the Company recognized approximately $1.6 million of Therapy product revenue and approximately $0.5 million of Therapy service revenue, for a total of $2.1 million related to Sellers, in the six month period ended June 30, 2014. For the six months ended June 30 2013 the Company recognized approximately $972,000 of Therapy product revenue and $50,000 of Therapy service revenue, for a total of approximately $1.02 million.

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

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenue:

	Three months ended June 30,
	2014	2013	Change	% Change
Detection revenue
Products	$2,809	$1,647	$1,162	70.6%
Service and supplies	2,023	2,160	(137)	(6.3)%

Subtotal	4,832	3,807	1,025	26.9%

Therapy revenue
Products	2,485	2,631	(146)	(5.5)%
Service and supplies	2,350	1,274	1,076	84.5%

Subtotal	4,835	3,905	930	23.8%

Total revenue	$9,667	$7,712	$1,955	25.4%

Three months ended June 30, 2014:

Total revenue for the three month period ended June 30, 2014 was $9.7 million compared with revenue of $7.7 million for the three month period ended June 30, 2013, an increase of approximately $2.0 million, or 25.4%. The increase in revenue was due to a $0.9 million increase in Therapy revenue and an increase in Detection revenues of approximately $1.0 million.

Detection product revenue increased by approximately $1.0 million from $3.8 million to $4.8 million or 26.9% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase is due primarily to an increase in our Digital CAD revenue of approximately $1.0 million driven by sales of our Powerlook AMP product and Volpara breast density assessment product.

Detection service and supplies revenue decreased approximately $137,000 from $2.2 million in the three months ended June 30, 2013 to $2.0 million in the three months ended June 30, 2014. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers grew by approximately 7%, which was offset by lower time and materials and consulting revenue, which can vary from quarter to quarter.

Therapy product revenue was approximately $2.5 million for the three months ended June 30, 2014 as compared to $2.6 million for the three months ended June 30, 2013. Revenue from the sale of our Axxent eBx systems can vary due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period. Product revenue for the three months ended June 30, 2014 consists primarily of sales for use in the treatment of non-melanoma skin cancers, with approximately two systems sold for use in intra-operative radiation therapy (“IORT”) market.

Therapy service and supplies revenue increased approximately $1.1 million from $1.3 million in the three months ended June 30, 2013 to $2.4 million for the three months ended June 30, 2014. In March 2014, we reclassified certain applicator and accessory revenues that were previously a component of product revenue to service and supplies revenue. The prior period was adjusted for consistency of presentation. The increase in Therapy service and supplies revenue is due primarily to increases in service revenue due to the growing installed base and associated source and service agreement revenues combined with disposable applicators which are a result of increased procedure volumes. We expect service and supplies revenue for our electronic brachytherapy products to increase as patient treatment volume and our installed base of electronic brachytherapy systems increases.

In July 2014, we acquired DermEbx and Radion, each of which was a Therapy customer. For the three months ended June 30, 2014 we recognized approximately $838,000 of Therapy product revenue and approximately $275,000 of Therapy service and supplies revenue, for a total of $1.1 million related to these two customers. For the three months ended June 30, 2013 we recognized approximately $454,000 of Therapy product revenue and $38,000 of Therapy service and supplies revenue, for a total of approximately $492,000.

Gross Profit:

	Three months ended June 30,
	2014	2013	Change	% Change
Products	$1,460	$1,193	$267	22.4%
Service & supply	$1,136	$1,063	73	6.9%
Amortization of acquired technology	$241	$234	7	3.0%

Total cost of revenue	$2,837	$2,490	$347	13.9%

Gross profit	$6,830	$5,222	$1,608	30.8%
Gross profit %	70.7%	67.7%

Gross profit for the three month period ended June 30, 2014 was $6.8 million, or 71% of revenue as compared to $5.2 million or 68% of revenue in the three month period ended June 30, 2013. Gross profit percent changes primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, and additional manufacturing investments. Gross profit percent is also impacted by amortization of acquired technology, and the impact of the medical device excise tax which represented $200,000 for the three months ended June 30, 2014 as compared to $134,000 for the three months ended June 30, 2013. In March 2014, we reclassified certain applicator, accessory and other related cost of revenues that were previously a component of cost of product revenue to cost of service and supply revenue. The prior period was adjusted for consistency of presentation.

Operating Expenses:

	Three months ended June 30,
	2014	2013	Change	Change %
Operating expenses:
Engineering and product development	$2,170	$1,756	$414	23.6%
Marketing and sales	2,903	2,337	566	24.2%
General and administrative	1,923	1,602	321	20.0%

Total operating expenses	$6,996	$5,695	$1,301	22.8%

Engineering and Product Development. Engineering and product development costs for the three month period ended June 30, 2014 increased by $0.4 million or 23.6%, from $1.8 million in 2013 to $2.2 million in 2014. Therapy Engineering and Product Development increased $0.2 million from $0.8 million in the three months ended June 30, 2013 as compared to $1.0 million for the three months ended June 30, 2014. The increase in Therapy Engineering and Product Development costs was due primarily to increases in salaries, and clinical and consulting costs. Detection Engineering and Product Development costs increased by $0.1 million from $1.0 million for the three months ended June 30, 2013 to $1.1 million for the three months ended June 30, 2014.

Marketing and Sales. Marketing and sales expenses increased by $0.6 million or 24.2%, from $2.3 million in the three month period ended June 30, 2013 to $2.9 million in the three month period ended June 30, 2014. Therapy Marketing and sales expense increased $0.6 million from $1.4 million in the three months ended June 30, 2013 to $2.0 million for the three months ended June 30, 2014. The increase in Therapy Marketing and Sales expenses was due primarily to increases in salaries and wages, consulting, trade shows and travel. These increases reflect continued investment in the Therapy segment. Detection Marketing and sales costs were $0.9 million for each of the three months ended June 30, 2014 and 2013.

General and Administrative. General and administrative expenses increased by $0.3 million from $1.6 million in the three month period ended June 30, 2013 to $1.9 million in the three month periods ended June 30, 2014. The increase in expense is due to approximately $0.2 million of legal, accounting and travel expense related to the acquisition.

Other Income and Expense:

	Three months ended June 30,
	2014	2013	Change	Change %
Loss on extinguishment of debt	$(903)	$—	(903)	—
Gain from change in fair value of warrants	699	(571)	1,270	(222.4)%
Interest expense	(614)	(834)	220	(26.4)%
Interest income	12	6	6	100.0%

	$(806)	$(1,399)	$593	(42.4)%

Tax expense	(25)	(10)	(15)	150.0%

Gain from change in fair value of warrants. The gain of $0.7 million and loss of $0.6 million from the change in fair value of the warrants for the periods ended June 30, 2014 and 2013, respectively, resulted from changes in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to a changes in the Company’s stock price, and volatility which are the key assumptions in determining the value of the warrants. On April 30, 2014, the Warrants were exercised in full and the Company issued 450,000 shares of Common Stock. As a result of the extinguishment of the revenue purchase agreement, the Warrants to purchase an additional 100,000 shares of Common Stock were cancelled.

Interest expense. Interest expense of $614,000 decreased by $220,000 or 26.4% for the three month period ended June 30, 2014 as compared to interest expense of $834,000 in the three month period ended June 30, 2013. The reduction in interest expense is due primarily to the reduction in interest related to the Revenue Purchase agreement that was terminated in April 2014. Interest related to the Hologic and Zeiss settlement obligations was $54,000 in the three months ended June 30, 2014 as compared to $77,000 in the same period in 2013.

Interest income. Interest income of $12,000 and $6,000 for the three month periods ended June 30, 2014, and 2013, respectively, reflects income earned from our money market accounts.

Tax expense. Tax expense of $25,000 and $10,000 for the three month periods ended June 30, 2014, and 2013, respectively is due primarily to state non-income and franchise based taxes.

Six months ended June 30, 2014 compared to the Six months ended June 30, 2013

Revenue:

	Six months ended June 30,
	2014	2013	Change	% Change
Detection revenue
Products	$4,873	$4,320	$553	12.8%
Service and supplies	4,134	4,125	9	0.2%

Subtotal	9,007	8,445	562	6.7%

Therapy revenue
Products	4,630	4,792	(162)	(3.4)%
Service and supplies	4,550	2,405	2,145	89.2%

Subtotal	9,180	7,197	1,983	27.6%

Total revenue	$18,187	$15,642	$2,545	16.3%

Six months ended June 30, 2014:

Total revenue for the six month period ended June 30, 2014 was $18.2 million compared with revenue of $15.6 million for the six month period ended June 30, 2013, an increase of approximately $2.5 million, or 16.3%. The increase in revenue was due to a $2.0 million increase in Therapy service and supplies revenue and an increase in total Detection revenues of approximately $0.5 million.

Detection product revenue increased by approximately $0.6 million from $4.3 million to $4.9 million or 12.8% in the six months ended June 30, 2013 as compared to the six months ended June 30, 2014. The increase is due primarily to an increase in our Digital CAD revenue of approximately $0.3 million a decrease in film based revenues of $0.2 million, and an increase in our MRI product revenues of $0.5 million. The decrease in Digital CAD revenue is driven by decreases in sales to our OEM partners. The increase in MRI product revenues reflects the success of our OEM partner in the MRI market.

Detection service and supplies revenue remained flat at approximately $4.1 million in the six months ended June 30, 2013 as compared to the six months ended June 30, 2014. Service and supplies revenue reflects the sale of service contracts as the result of our initiatives to sell into our installed base of customers.

Therapy product revenue decreased approximately $0.2 million from $4.8 million in the six months ended June 30, 2013 to $4.6 million for the six months ended June 30, 2014. Revenue from the sale of our Axxent eBx systems can vary due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period. We continue to see interest in the Xoft solution primarily for its use in the treatment of non-melanoma skin cancers as well as the IORT market.

Therapy service and supplies revenue increased approximately $2.1 million from $2.4 million in the six months ended June 30, 2013 to $4.6 million for the six months ended June 30, 2014. In March 2014, we reclassified certain applicator and accessory revenues that were previously a component of product revenue to service and supplies revenue. The prior period was adjusted for consistency of presentation. The increase in Therapy service and supplies revenue is due primarily to increases in service and supplies revenue due to the growing installed base and associated source and service agreement revenues combined with disposable applicators which is a result of increased procedure volumes. We expect service and supplies revenue for our electronic brachytherapy products to increase as patient treatment volume and our installed base of electronic brachytherapy systems increases.

In July 2014, we acquired DermEbx and Radion, each of which was a Therapy customer. For the six months ended June 30, 2014 we recognized approximately $1.6 million of Therapy product revenue and approximately $0.5 million of Therapy service supplies revenue, for a total of $2.1 million related to these two customers. For the six months ended June 30, 2013 we recognized approximately $972,000 of Therapy product revenue and $50,000 of Therapy service and supplies revenue, for a total of approximately $1.02 million.

Gross Profit:

	Six months ended June 30,
	2014	2013	Change	% Change
Products	$2,659	$2,355	$304	12.9%
Service & supply	2,282	1,950	332	17.0%
Amortization of acquired technology	482	467	15	3.2%

Total cost of revenue	$5,423	$4,772	$651	13.6%

Gross profit	$12,764	$10,870	$1,894	17.4%
Gross profit %	70.2%	69.5%

Gross profit for the six month period ended June 30, 2014 was $12.8 million, or 70.2% of revenue as compared to $10.9 million or 69.5% of revenue in the six month period ended June 30, 2013. Gross profit percent changes primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, and additional manufacturing investments. Gross profit percent is also impacted by amortization of acquired technology, and the impact of the medical device excise tax which represented $379,000 for the six months ended June 30, 2014 as compared to $271,000 for the six months ended June 30, 2013. In March 2014, we reclassified certain applicator, accessory and other related cost of revenues that were previously a component of cost of product revenue to cost of service and supplies revenue. The prior period was adjusted for consistency.

Operating Expenses:

	Six months ended June 30,
	2014	2013	Change	Change %
Operating expenses:
Engineering and product development	$4,197	$3,622	$575	15.9%
Marketing and sales	5,522	4,775	747	15.6%
General and administrative	3,671	3,274	397	12.1%

Total operating expenses	$13,390	$11,671	$1,719	14.7%

Engineering and Product Development. Engineering and product development costs for the six month period ended June 30, 2014 increased by $0.6 million or 15.9%, from $3.6 million in 2013 to $4.2 million in 2014. Therapy Engineering and Product Development increased $0.4 million from $1.6 million in the six months ended June 30, 2013 as compared to $2.0 million for the six months ended June 30, 2014. The increase in Therapy Engineering and Product Development costs was due primarily to increases in clinical and consulting costs. Detection Engineering and Product Development costs increased slightly by $0.1 million from $2.0 million for the six months ended June 30, 2013 to $2.1 million for the six months ended June 30, 2014.

Marketing and Sales. Marketing and sales expenses increased by $0.7 million or 15.6%, from $4.8 million in the six month period ended June 30, 2013 to $5.5 million in the six month period ended June 30, 2014. Therapy Marketing and sales expense increased $1.1 million from $2.7 million in the six months ended June 30, 2013 as compared to $3.8 million for the six months ended June 30, 2014. The increase in Therapy Marketing and Sales expenses was due primarily to increases in salaries and wages, consulting, trade shows and travel. These increases reflect continued investment in the Therapy segment. Detection Marketing and sales costs decreased by $0.3 million from $2.0 million for the six months ended June 30, 2013 to $1.7 million for the six months ended June 30, 2014, due primarily to decreases in salaries and wages.

General and Administrative. General and administrative expenses increased by $0.4 million or 12.1%, from $3.3 million in the six month period ended June 30, 2013 to $3.7 million in the six month period ended June 30, 2014. The increase in general and administrative expenses is due primarily to an increase of $0.2 million for legal, accounting and travel expenses related to the July 2014 acquisitions, and slight increases in legal, insurance and other administrative expenses.

Other Income and Expense:

	Six months ended June 30,
	2014	2013	Change	Change %
Loss on extinguishment of debt	$(903)	$—	(903)	—
Loss from change in fair value of warrants	1,835	(140)	1,975	(1410.7)%
Interest expense	(1,431)	(1,660)	229	(13.8)%
Interest income	16	12	4	33.3%

	$(483)	$(1,788)	$1,305	(73.0)%

Tax expense	(78)	(20)	(58)	290.0%

Gain from change in fair value of warrants. The $1.8 million gain and $140,000 loss from the change in fair value of the warrants for the periods ended June 30, 2014 and 2013, respectively, resulted from changes in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to a changes in the Company’s stock price versus the prior period, and volatility which are the key assumptions in determining the value of the warrants. On April 30, 2014, the Warrants were exercised in full and the Company issued 450,000 shares of Common Stock. As a result of the extinguishment of the revenue purchase agreement, the Warrants to purchase an additional 100,000 shares of Common Stock were cancelled.

Interest expense. Interest expense of $1.4 million decreased by $229,000 or 13.8% for the six month period ended June 30, 2014 as compared to interest expense of $1.7 million in the six month period ended June 30, 2013. The reduction in interest expense is due primarily to the reduction in interest related to the Revenue Purchase agreement that was terminated in April 2014. Interest related to the Hologic and Zeiss settlement obligations was $106,000 in the six months ended June 30, 2014 as compared to $152,000 in the same period in 2013.

Interest income. Interest income of $16,000 and $12,000 for the quarters ended June 30, 2014, and 2013, respectively, reflects income earned from our money market accounts.

Tax expense. Tax expense of $78,000 and $20,000 for the quarters ended June 30, 2014, and 2013, respectively is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next twelve months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of June 30, 2014, the Company had cash and cash equivalents of $34.9 million, current assets of $46.8 million, current liabilities of $19.0 million and working capital of $27.8 million. The ratio of current assets to current liabilities was 2.47:1.

Pursuant to the agreements with Deerfield Management, a healthcare investment fund (“Deerfield”) in December 2011, the Company is obligated under the terms these agreements to repay an aggregate principal amount of $15 million. In addition, we agreed to pay Deerfield a portion of our revenues until the maturity date of the note payable, whether or not the note is outstanding through that date. We also issued 450,000 warrants at an exercise price of $3.50 per share and a second warrant (to purchase an additional 100,000 shares of common stock at an exercise price of $3.50 per share, which may become exercisable if certain conditions are met. As a result, we are obligated to pay interest at 5.75% on the outstanding balance of the note which is approximately $216,000 per quarter until the fourth quarter of 2014, when the first payment of $3.75 million is due. In 2015, interest is approximately $162,000 per quarter with a payment of $3.75 million in December 2015 and in 2016, interest is approximately $108,000 per quarter, with the final payment of $7.5 million due in December 2016. On April 30, 2014, the Revenue Purchase Agreement was terminated and the Company paid Deerfield $4.1 million. In addition, Deerfield exercised 450,000 warrants at the exercise price of $3.50 and paid the Company $1.575 million. Additionally, the Credit Facility with Deerfield was amended to provide that the Maturity Date thereunder may no longer be extended for a year. As a result, the second warrant was cancelled.

Net cash used for operating activities for the six month period ended June 30, 2014 was $2.3 million, compared to net cash used for operating activities of $0.7 million for the six month period ended June 30, 2013. The cash used for operating activities for the six month period ended June 30, 2014 resulted primarily from uses of cash due to working capital changes resulting from increases in accounts receivable and decreases in accrued expenses and deferred revenue. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the six month period ended June 30, 2014 was $509,000 as compared to $293,000 for the six month period ended June 30, 2013. Cash used for investing activities consisted primarily of additions to property and equipment.

Net cash provided by financing activities for the six month period ended June 30, 2014 was $25.8 million as compared to net cash used for financing activities of $22,000 for the six month period ended June 30, 2013. The cash provided by financing activities reflects the underwritten offering in March 2014 of 2.76 million shares at approximately $11.00 per share, with net proceeds of $28.2 million after deducting offering expenses and underwriting discounts, the cash from the exercise of the warrants of $1.6 million offset by cash of $4.1 million used to terminate the Revenue Purchase Agreement. The net cash used of $22,000 consisted primarily of taxes paid related to restricted stock issuance.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$1,473	$489	$910	$74	$—
Capital Lease Obligations	298	$134	164	—
Settlement Obligations	2,200	775	1,050	50	325
Notes Payable	16,725	4,559	12,166		—
Other Commitments	1,159	1,159	—	—	—

Total Contractual Obligations	$21,855	$7,116	$14,290	$124	$325

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2014, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2014, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlight some of the factors that have affected, and/or in the future could affect, our operations.

We have incurred significant losses from inception through 2013 and there can be no assurance that we will be able to achieve and sustain future profitability.

We have incurred significant losses since our inception. We incurred a net loss of $7.6 million in fiscal 2013 and had an accumulated deficit of $144.1 million at December 31, 2013. We may not be able to achieve profitability.

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

The Company is a defendant in multiple suits brought in Orange County Superior Court by plaintiffs who allege personal injury resulting from gross negligence and product liability relating to their treatment with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. These suits are discussed in more detail in Item 3 of our Form 10-K for the year ended December 31, 2013 and in Note 7(e) to the Consolidated Financial Statements filed with our Form 10-K for the year ended December 31, 2013.

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

Sales and market acceptance of our medical products and the treatments facilitated by our products in the United States and other countries is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our products and treatments has and will continue to depend upon our customers’ ability to obtain an appropriate level of coverage for, and reimbursement from third-party payors for, these products and treatments. In the U.S., CMS establishes coverage and reimbursement policies for healthcare providers treating Medicare and Medicaid beneficiaries. Under current CMS policies, varying reimbursement levels have been established for our products and treatments. Coverage policies for Medicare patients may vary by regional Medicare carriers in the absence of a national coverage determination and reimbursement rates for treatments may vary based on the geographic price index. Coverage and reimbursement policies and rates applicable to patients with private insurance are dependent upon individual private payor decisions which may not follow the policies and rates established by CMS. The use of our products and treatments outside the United States is similarly affected by coverage and reimbursement policies adopted by foreign governments and private insurance carriers. We cannot provide assurance that government or private third-party payors will continue to reimburse for our products or services using the existing codes, nor can we provide assurance that the payment rates will be adequate. If providers and physicians are unable to obtain reimbursement for our products or services at cost-effective levels, this could have a material adverse effect on our business and operations. In addition, in the event that the current coding and/or payment methodology for these products or services changes, this could have a material adverse effect on our business and business operations.

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

Our principal sales distribution channel for our digital products is through our OEM partners which accounted for 26% of our total revenue in 2013, with one major customer, GE Healthcare at 11% of our revenue. In addition, at December 31, 2013, six customers, including Radion/DermEbx, accounted for 43% of our total revenue, which includes both OEM partners and direct customers. A limited number of major customers have in the past and may continue in the future to account for a significant portion of our revenue. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results. In July 2014 we acquired Radion and DermEbx, which represented one of our significant customers. There can be no assurance that our revenues will not be adversely impacted as a result of the Radions/DermEbx acquisition.

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

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.

The healthcare industry is subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Such laws and regulations include those that are directed at payment for services and the conduct of operations, preventing fraud and abuse, and prohibiting general business corporations, such as ours, from engaging in practices that may influence professional decision-making, such as splitting fees with physicians. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. Further, healthcare laws differ from state to state and it is difficult to ensure our business complies with evolving laws in all states. In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. Federal and state legislatures and agencies periodically consider proposals to revise or create additional statutory and regulatory requirements. Such proposals, if implemented, could impact our operations, the use of our services, and our ability to market new services, or could create unexpected liabilities for us.

We may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. For example, regulatory authorities or other parties may assert that our arrangements with the physician practices to which we lease equipment and provide management services violate anti-kickback, fee splitting, or self-referral laws and regulations and could require us to restructure these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. Such investigations, proceedings and challenges could also result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

We may incur substantial costs defending our interpretations of federal and state government regulations and if we lose, the government could force us to restructure our operations and subject us to fines, monetary penalties and possibly exclude us from participation in government-sponsored health care programs such as Medicare and Medicaid.

Our operations, including our arrangements with healthcare providers, are subject to extensive federal and state government regulation and are subject to audits, inquiries and investigations from government agencies from time to time. Those laws may have related rules and regulations that are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with physicians and professional corporations.

We believe we are in substantial compliance with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, federal and state laws are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws. If federal or state government officials challenge our operations or arrangements with third parties that we have structured based upon our interpretation of these laws, rules and regulations, the challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of these laws, rules and regulations. In addition, if the government successfully challenges our interpretation as to the applicability of these laws, rules and regulations as they relate to our operations and arrangements with third parties, it may have a material adverse effect on our business, financial condition and results of operations.

In the event regulatory action were to limit or prohibit us from carrying on our business as we presently conduct it or from expanding our operations into certain jurisdictions, we may need to make structural, operational and organizational modifications to our company or our contractual arrangements with physicians and professional corporations. Our operating costs could increase significantly as a result. We could also lose contracts or our revenues could decrease under existing contracts. Any restructuring would also negatively impact our operations because our management’s time and attention would be diverted from running our business in the ordinary course.

Compliance with the many laws and regulations governing the healthcare industry could restrict our sales and marketing practices, and exclusion from such programs as a result of a violation of these laws could have a material adverse effect on our business.

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

Our relationships with healthcare providers and our marketing practices are subject to the federal Anti-Kickback Statute and similar state laws.

We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” has been broadly interpreted to mean anything of value, including, for example, gifts, discounts, credit arrangements, and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs. Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs. Additionally, we could be subject to private actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions which, among other things, allege that our practices or relationships violate the Anti-Kickback Statute. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third party payor and not merely a federal healthcare program.

Although we have attempted to structure our marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that we will not have to defend against alleged violations from private or public entities or that the Office of Inspector General or other authorities will not find that our marketing practices and relationships violate the statute. If we are found to have violated the Anti-Kickback Statute or a similar state statute, we may be subject to civil and criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a Corporate Integrity Agreement.

Physician Self-Referral Laws

The federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing for any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund these amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service and could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement and possible exclusion from Medicare, Medicaid or other federal healthcare programs. In addition to the Stark Law, many states have their own self-referral laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states these self-referral laws apply not only to payment made by a federal health care program but also with respect to other payers, including commercial insurance companies. In addition, some state laws require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider even if the referral itself is not prohibited.

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

If we fail to comply with federal and state physician self-referral laws and regulations as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of revenue and be subject to significant monetary penalties, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to federal and state laws and regulations that limit the circumstances under which physicians who have a financial relationship with entities that furnish certain specified healthcare services may refer to such entities for the provision of such services, including clinical laboratory services, radiology and other imaging services and certain other diagnostic services. These laws and regulations also prohibit such entities from billing for services provided in violation of the laws and regulations.

We have financial relationships with physicians in the form of equipment leases and services arrangements. While we believe our arrangements with physicians are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. Further, because we cannot be certain that we will have knowledge of all physicians who may hold an indirect ownership interest, referrals from any such physicians may cause us to violate these laws and regulations.

Violation of these laws and regulations may result in the prohibition of payment for services rendered, significant fines and penalties, and exclusion from Medicare, Medicaid and other federal and state healthcare programs, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, expansion of our operations to new jurisdictions, new interpretations of laws in our existing jurisdictions, or new physician self-referral laws could require structural and organizational modifications of our relationships with physicians to comply with those jurisdictions’ laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

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

Increased Regulatory Scrutiny of Relationships with Healthcare Providers

Certain state governments and the federal government have enacted legislation, including the Physician Payments Sunshine Act provisions under the Federal Patient Protection and Affordable Care Act (“PPACA”), aimed at increasing transparency of our interactions with healthcare providers. As a result, we are required by law to disclose payments, gifts, and other transfers of value to certain healthcare providers in certain states and to the federal government. Any failure to comply with these legal and regulatory requirements could result in a range of fines, penalties, and/or sanctions, and could affect our business. In addition, we may need to devote substantial time and financial resources to develop and implement enhanced structure, policies, systems and processes to comply with these enhanced legal and regulatory requirements, which may also impact our business.

Third-Party Reimbursement

Because we expect to receive payment for our products directly from our customers, we do not anticipate relying directly on payment for any of our products from third-party payers, such as Medicare, Medicaid, commercial health insurers and managed care companies. However, our business will be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. For example, our business will be indirectly impacted by the ability of a hospital or medical facility to obtain coverage and third-party reimbursement for procedures performed using our products. These third-party payers may deny coverage if they determine that a device used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payer, or was used for an unapproved indication. They may also pay an inadequate amount for the procedure which could cause healthcare providers to use a lower cost competitor’s device or perform a medical procedure without our device.

Reimbursement decisions by particular third-party payers depend upon a number of factors, including each third-party payer’s determination that use of a product is:

•	a covered benefit under its health plan;
•	appropriate and medically necessary for the specific indication;
•	cost effective; and
•	neither experimental nor investigational.

Many third-party payers use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the U.S. Medicare program, as guidelines in setting their coverage and reimbursement policies. Medicare periodically reviews its reimbursement practices for various products. As a result, there is no certainty as to the future Medicare reimbursement rate for our products. In addition, those third-party payers that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. It is possible that some third-party payers will not offer any coverage for our current or future products.

Furthermore, the healthcare industry in the United States is increasingly focused on cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with third-party payers. If third-party payers deny coverage or reduce their current levels of payment, or if our production costs increase faster than increases in reimbursement levels, we may be unable to sell our products on a profitable basis.

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

Our business is subject to The Health Insurance Portability and Accountability Act of 1996 as amended, and the regulations that have been issued thereunder, all of which are referred to as HIPAA, and changes to or violations of these regulations could negatively impact our revenue.

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

We may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the use and disclosure of patient information.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of patient health information, including HIPAA. In the provision of services to our customers, we and our third party vendors may collect, use, maintain and transmit patient health information in ways that are subject to many of these laws and regulations.

Our customers are covered entities, and we are a business associate of our customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of and provide certain services to those customers. If we or any of our subcontractors experience a breach of the privacy or security of patient information, the breach reporting requirements and the liability for business associates under HIPAA could result in substantial financial liability and reputational harm.

Federal and state consumer laws are being applied increasingly by the Federal Trade Commission (FTC) and state attorneys general to regulate the collection, use and disclosure of personal or patient health information, through web sites or otherwise, and to regulate the presentation of web site content. Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of patient information. These laws in many cases are more restrictive than, and not preempted by, HIPAA and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. We may not remain in compliance with the diverse privacy requirements in all of the jurisdictions in which we do business.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

Our services involve the storage and transmission of customers’ proprietary information and patient information, including health, financial, payment and other personal or confidential information. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, including HIPAA, the effectiveness of such security efforts is very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third-parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or fail to implement adequate preventive measures. Our security measures may not be effective in preventing such unauthorized access. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

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

Our recent acquisitions involve risks.

We have recently completed an acquisition of the assets of two companies and we may make acquisitions in the future. Such transactions involve numerous risks, including possible adverse effects on our operating results or the market price of our common stock. Some of the potential risks involved with acquisitions are the following:

•	difficulty in realizing anticipated financial or strategic benefits of such acquisition;
•	diversion of capital and potential dilution of stockholder ownership;
•	the risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all;
•	diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures;
•	management of employee relations across facilities;
•	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;
•	difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems;
•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify;
•	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame;
•	non-cash impairment charges or other accounting charges relating to the acquired assets; and
•	maintaining strong relationships with our and our acquired companies’ customers after the acquisitions.

If our integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we and the acquired companies achieved or might achieve separately

Our acquisitions may not result in the benefits and revenue growth we expect.

We are in the process of integrating companies that we acquired and including the operations, services, products and personnel of each company within our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, working capital management, and financial and operational controls. If we fail in any of these areas, our business could be adversely affected.

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

If we are unable to successfully introduce new technology solutions or services or fail to keep pace with advances in technology, our business, financial condition and results of operations will be adversely affected.

Our business depends on our ability to adapt to evolving technologies and industry standards and introduce new technology solutions and services accordingly. If we cannot adapt to changing technologies, our technology solutions and services may become obsolete, and our business would suffer. Because the healthcare information technology market is constantly evolving, our existing Radion technology may become obsolete and fail to meet the requirements of current and potential customers. Our success will depend, in part, on our ability to continue to enhance our existing technology solutions and services, develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in developing, using, marketing, selling, or maintaining new technologies effectively or adapting our proprietary Radion technology to evolving customer requirements or emerging industry standards, and, as a result, our business and reputation could suffer. We may not be able to introduce new technology solutions on schedule, or at all, or such solutions may not achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce new products or to introduce these products on schedule could have an adverse effect on our business, financial condition and results of operations.

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

Disruptions in service or damage to our third-party providers’ data centers could adversely affect our business.

We rely on third-parties who provide access to data centers. Our information technologies and systems are vulnerable to damage or interruption from various causes, including (i) acts of God and other natural disasters, war and acts of terrorism and (ii) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We conduct business continuity planning according and work with our third-party providers to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at the data centers we utilize. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

In addition, despite the implementation of security measures, our infrastructure, data centers, or systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third-parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any of these can cause system failure, including network, software or hardware failure, which can result in service disruptions. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.

If our products fail to perform properly due to errors or similar problems, our business could suffer.

Complex software, such as our Radion software, often contains defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

•	harm to our reputation;
•	lost sales;
•	delays in commercial releases;
•	product liability claims;
•	delays in or loss of market acceptance of our solutions;
•	license terminations or renegotiations;
•	unexpected expenses and diversion of resources to remedy errors; and
•	privacy and security vulnerabilities.

Furthermore, our customers might use our software together with products from other companies or those that they have developed internally. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts, impact our reputation and cause significant customer relations problems.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact of the same on our operations or the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2013 and will continue to do so for future fiscal periods. Accordingly, we expect to incur additional general and administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The compliance with these rules could also result in continued diversion of management’s time and attention and may place significant demands on our management, administrative, operational, internal audit and accounting resources, which could prove to be disruptive to normal business operations. Finally, failure to comply with any of the new laws and regulations, including the requirements of Rule 404, could adversely impact market perception of our company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

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

An inability to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 could adversely affect investor confidence and, as a result, our stock price.

We may be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) as early as our next 10-K filing. Although we have begun to implement the procedures to comply with the requirements of Section 404, there is no assurance that we will have a successful initial implementation. Failure to meet the initial implementation requirements of Section 404, our inability to comply with Section 404’s requirements, and the costs of ongoing compliance could have a material adverse effect on investor confidence and our stock price.

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

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: August 14, 2014	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer,
Director

Date: August 14, 2014	By:	/s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President, Chief Operating
Officer, Chief Financial Officer and Treasurer