Form 10-Q
period 2014-09-30
ICAD INC
filed 2014-11-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of the close of business on November 11, 2014 there were 15,542,910 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$33,443	$11,880
Trade accounts receivable, net of allowance for doubtful accounts of $50 in 2014 and $73 in 2013	11,131	7,623
Inventory, net	2,031	1,891
Prepaid expenses and other current assets	581	649

Total current assets	47,186	22,043

Property and equipment, net of accumulated depreciation and amortization of $4,429 in 2014 and $4,265 in 2013	4,106	1,671
Other assets	146	419
Intangible assets, net of accumulated amortization of $13,757 in 2014 and $12,468 in 2013	17,931	13,674
Goodwill	28,095	21,109

Total assets	$97,464	$58,916

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,755	$2,000
Accrued and other expenses	5,618	3,799
Interest payable	216	483
Notes and lease payable – current portion	5,011	3,878
Warrant liability	—	3,986
Deferred revenue	9,300	8,306

Total current liabilities	21,900	22,452

Deferred revenue, long-term portion	1,957	1,726
Other long-term liabilities	755	1,356
Capital lease – long-term portion	1,348	235
Notes payable – long-term portion	9,073	11,770

Total liabilities	35,033	37,539

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 20,000,000 shares; issued 15,702,075 in 2014 and 11,084,119 in 2013; outstanding 15,516,244 in 2014 and 10,898,288 in 2013	157	111
Additional paid-in capital	208,656	166,735
Accumulated deficit	(144,967)	(144,054)
Treasury stock at cost, 185,831 shares in 2014 and 2013	(1,415)	(1,415)

Total stockholders’ equity	62,431	21,377

Total liabilities and stockholders’ equity	$97,464	$58,916

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Products	$4,603	$4,494	$14,106	$13,606
Service and supplies	7,969	3,796	16,653	10,326

Total revenue	12,572	8,290	30,759	23,932

Cost of revenue:
Products	1,019	1,052	3,589	3,290
Service and supplies	1,859	998	4,038	2,865
Amortization and depreciation	527	314	1,201	981

Total cost of revenue	3,405	2,364	8,828	7,136

Gross profit	9,167	5,926	21,931	16,796

Operating expenses:
Engineering and product development	2,086	1,951	5,952	5,244
Marketing and sales	3,448	2,589	8,912	7,321
General and administrative	2,282	1,462	5,836	4,549
Amortization and depreciation	425	278	931	837

Total operating expenses	8,241	6,280	21,631	17,951

Income (loss) from operations	926	(354)	300	(1,155)
Loss from extinguishment of debt	—	—	(903)	—
Gain from change in fair value of warrant	—	624	1,835	484
Interest expense	(647)	(807)	(2,078)	(2,467)
Other income	11	4	27	16

Other expense, net	(636)	(179)	(1,119)	(1,967)
Income (loss) before income tax expense	290	(533)	(819)	(3,122)
Tax expense	(16)	(56)	(94)	(76)

Net income (loss) and comprehensive income (loss)	$274	$(589)	$(913)	$(3,198)

Net income (loss) per share:
Basic	$0.02	$(0.05)	$(0.07)	$(0.30)

Diluted	$0.02	$(0.05)	$(0.07)	$(0.30)

Weighted average number of shares used in computing income (loss) per share:
Basic	15,283	10,849	13,609	10,835

Diluted	16,348	10,849	13,609	10,835

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2014	2013
	(in thousands)
Cash flow from operating activities:
Net loss	$(913)	$(3,198)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	820	528
Amortization	1,312	1,291
Bad debt (benefit) provision	(27)	35
Loss on extinguishment of debt	903	—
Gain from change in fair value of warrant	(1,835)	(484)
Loss on disposal of assets	—	49
Stock-based compensation expense	966	908
Amortization of debt discount and debt costs	908	588
Interest on settlement obligations	161	214
Changes in operating assets and liabilities (net of the effect of the acquistion):
Accounts receivable	(2,611)	(3,474)
Inventory	(140)	116
Prepaid and other current assets	(26)	(145)
Accounts payable	(245)	78
Accrued expenses	142	(799)
Deferred revenue	437	1,110

Total adjustments	765	15

Net cash used for operating activities	(148)	(3,183)

Cash flow from investing activities:
Additions to patents, technology and other	(59)	(24)
Additions to property and equipment	(630)	(510)
Acquisition of Radion Inc, and DermEbx	(3,482)	—

Net cash used for investing activities	(4,171)	(534)

Cash flow from financing activities:
Issuance of common stock for cash, net	28,214	—
Stock option exercises	616	3
Warrant exercise	1,575	—
Taxes paid related to restricted stock issuance	(110)	(25)
Principal payments of capital lease obligations	(313)	—
Principal repayment of debt financing, net	(4,100)	—

Net cash provided by (used for) financing activities	25,882	(22)

Increase (decrease) in cash and equivalents	21,563	(3,739)
Cash and equivalents, beginning of period	11,880	13,948

Cash and equivalents, end of period	$33,443	$10,209

Supplemental disclosure of cash flow information:
Interest paid	$1,317	$1,664

Taxes paid	$125	$117

Equipment purchased under capital lease	$—	$409

Non-cash items from investing and financing activities:
Settlement of warrant liability with purchase of common stock	$2,151	$—

Issuance of common stock related to acquisition of Radion, Inc and DermEbx	$8,556	$—

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2014, the results of operations for the three and nine month period ended September 30, 2014 and 2013, respectively, and cash flows for the nine month period ended September 30, 2014 and 2013, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014. The results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or any future period.

On July 15, 2014 (the “Closing Date”), the Company consummated a business combination pursuant to entering into two Asset Purchase Agreements, one with Radion, Inc., a Delaware corporation (“Radion”), the other with DermEbx, a Series of Radion Capital Partners, LLC, a Delaware limited liability company (“DermEbx” and, together with Radion, the “Sellers”).

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

Sales of the Company’s Therapy segment typically include a controller, accessories, source agreements and services. The Company allocates revenue to the deliverables in the arrangement based on the BESP in accordance with ASU 2009-13. Product revenue is generally recognized when the product has been delivered and service and source revenue is typically recognized over the life of the service and source agreement. The Company includes in service and supply revenue the following: the sale of physics and management services, the lease of electronic brachytherapy equipment, development fees, supplies and the right to use the Company’s AxxentHub software. Physics and management services revenue and development fees are considered to be delivered as the services are performed or over the estimated life of the agreement. The Company typically bills items monthly over the life of the agreement except for development fees, which are generally billed in advance or over a 12 month period and the fee for treatment supplies which is generally billed in advance.

The Company defers revenue from the sale of certain service contracts and recognizes the related revenue on a straight-line basis in accordance with ASC Topic 605-20, “Services”. The Company provides for estimated warranty costs on original product warranties at the time of sale.

The Company has reclassified on the statement of operations for the three and nine months ended September 30, 2013, revenue for disposable applicators and supplies of approximately $270,000 and $722,000 to service and supply revenue that was previously included in product revenue to conform to current period classification.

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, costs relating to service including personnel costs for physicists, management services and radiation therapists, costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, cost of supplies, manufacturing, warehousing, material movement, inspection, scrap, rework, amortization, depreciation and in-house product warranty repairs.

The Company has reclassified on the statement of operations for the three and nine months ended September 30, 2013, cost of revenue for disposable applicators and supplies and other related expenses of approximately $291,000 and $737,000, respectively to service and supply cost of revenue that was previously included in cost of product revenue to conform to current period classification. In September 2014, the Company reclassified depreciation previously included in product and service cost of revenue to amortization and depreciation as a separate component of cost of revenue. For the three and nine months ended September 30, 2013, approximately $80,000 and $280,000 respectively was reclassified to conform to current period classification. Included in cost of revenue related to the Medical Device Excise tax is approximately $211,000 and $590,000, respectively for the three and nine months ended September 30, 2014 and approximately $119,000 and $390,000, respectively for the three and nine months ended September 30, 2013.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

Segments

The Company reports the results of two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products. The Therapy segment consists of our radiation therapy (“Axxent”) products, physics and management services, development fees, supplies, and the right to use the AxxentHub software platform.

Note 2 – Net Income (Loss) per Common Share

The Company’s basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net income (loss) per share is as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$274	$(589)	$(913)	$(3,198)

Basic shares used in the calculation of net income (loss) per share	15,283	10,849	13,609	10,835
Effect of dilutive securities:
Stock options	756	—	—	—
Restricted stock	309	—	—	—

Diluted shares used in the calculation of net loss per share	16,348	10,849	13,609	10,835

Net income (loss) per share – basic	$0.02	$(0.05)	$(0.07)	$(0.30)

Net income (loss) per share – diluted	$0.02	$(0.05)	$(0.07)	$(0.30)

The shares of the Company’s common stock, issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended September 30,
	2014	2013
Stock Options	55,463	1,389,897
Warrants	—	550,000
Restricted Stock	—	216,917

Stock options, warrants and restricted stock	55,463	2,156,814

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

Note 3 – Acquisition of DermEbx and Radion

On July 15, 2014, the Company entered into two Asset Purchase Agreements, one with Radion, the other with DermEbx (the “Acquisition”). Pursuant to the Asset Purchase Agreement with DermEbx, the Company purchased substantially all of the assets of DermEbx, including all of DermEbx’s intellectual property and customer contracts. The Company paid to DermEbx the following consideration: (i) $1,600,000 in cash and (ii) the issuance to DermEbx of 600,000 restricted shares of the Company’s common stock, $0.01 par value per share. The Company held back $500,000 of the DermEbx cash consideration for purposes of a purchase price adjustment based on the working capital of DermEbx, which adjustment will be made 120 days after the Closing Date. The 600,000 restricted shares are subject to the following provisions; 25% shall be locked up until the date that is two trading days after the Company announces its fourth quarter 2014 earnings; 30% of the shares shall be locked up for a period of twenty-four (24) months from the date of the agreement; and 30% of the shares shall be locked up for a period of thirty-six (36) months from the date of the agreement. In addition the Company delivered the remaining 15%, or 90,000, of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of eighteen (18) months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by DermEbx under the DermEbx Asset Purchase Agreement.

Pursuant to the terms of the Asset Purchase Agreement with Radion, the Company purchased substantially all of the assets of Radion, including all of Radion’s intellectual property and customer contracts. The Company paid to Radion the following consideration: (i) $2,382,000 in cash which included $182,000 payoff of an existing note payable and (ii) the issuance to Radion of 600,000 restricted shares of the Company’s common stock. The 600,000 restricted shares are subject to the following provisions; 25% shall be locked up until the date that is two trading days after the Company announces its fourth quarter 2014 earnings; 30% of the shares shall be locked up for a period of twenty-four (24) months from the date of the agreement; and 30% of the shares shall be locked up for a period of thirty-six (36) months from the date of the agreement. In addition the Company delivered the remaining 15% or 90,000 of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of eighteen (18) months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by Radion under the Radion Asset Purchase Agreement.

As a result of the acquisition of DermEbx and Radion the Company now offers solutions that enable dermatologists and radiation oncologists to develop, launch and manage their eBx programs for the treatment of non-melanoma skin cancer.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

The following is a summary of the preliminary allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the amortizable lives of the intangible assets:

	Amount (000’s)	Estimated amortizable life
Current assets	2,948
Property and equipment	2,625	3 Years
Identifiable intangible assets	5,510	5-9 Years
Goodwill	6,986
Current liabilities	(1,228)
Long-term liabilities	(704)

Purchase price	16,137

The goodwill of $7.0 million is not deductible for income tax purposes.

The Condensed Consolidated Financial statements include the operations of DermEbx and Radion from the Closing Date through September 30, 2014.

The unaudited proforma operating results for the Company for the three and nine months ended September 30, 2014 and September 30, 2013, respectively assuming the acquisition of DermEbx and Radion occurred as of January 1, 2014 and 2013 are as follows (in thousands except per share amounts):

	September 30, 2013
	Three months	Nine Months
Revenue	$8,854	$25,927
Loss from operations	(1,018)	(3,603)
Net loss	(1,386)	(6,011)
Net loss per share	$(0.12)	$(0.50)
Basic and diluted shares	12,049	12,035

	September 30, 2014
	Three months	Nine Months
Revenue	$12,572	$34,980
Income from operations	926	1,612
Net income	274	242
Basic net income per share	$0.02	$0.02
Diluted net income per share	0.02	0.02
Basic shares	15,283	13,609
Diluted shares	16,348	14,674

Note 4 – Long Term Debt

In December, 2011, the Company entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (“Deerfield”), pursuant to which Deerfield agreed to provide $15 million in funding to the Company. The agreements consist of a Facility Agreement (the “Facility Agreement”), a Revenue Purchase Agreement (the “Revenue Purchase Agreement”) and the issuance of warrants to purchase up to 550,000 shares of the Company’s common stock at an exercise price of $3.50 (the “Warrants”). In accordance with the Facility Agreement, the Company is obligated to repay $15 million in three payments due as follows: $3.75 million due December 2014, $3.75 million due December 2015, and $7.5 million due December 2016, together with interest on the outstanding obligation at 5.75% per annum. On October 29, 2014, the Company paid $3.75 million that was due in December 2014 to Deerfield under this agreement. The original agreement also specified the Company could extend the final payment of $7.5 million to $3.75 million in December 2016 and $3.75 million in December 2017. In accordance with the Revenue Purchase agreement, the Company was obligated to pay 4.25% of annual revenues up to $25 million, 2.75% of annual revenues from $25 million to $50 million during 2013 and 2014, and 2.25% of annual revenues during 2015, 2016 and 2017 (if the Facility Agreement was extended), and 1.0% of annual revenues in excess of $50 million.

On April 30, 2014, the Company agreed to pay Deerfield $4.1 million to terminate the Revenue Purchase Agreement, and eliminate the ability to extend the last debt payment for

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

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

The following amounts are included in the consolidated balance sheet as of September 30, 2014 related to the Facility Agreement: (in thousands)

Principal amount of Facility Agreement	$15,000
Unamortized discount	(2,177)

Carrying amount of Facility Agreement	12,823

Less current portion of Facility Agreement	(3,750)

Notes payable long-term portion	$9,073

The following amounts comprise interest expense included in our consolidated statement of operations for the three months and nine months ended September 30, 2014 and 2013: (in thousands)

	Three months ended September 30,
	2014	2013
Cash interest expense	$215	$568
Non-cash amortization of debt discount	327	130
Amortization of debt costs	17	46
Amortization of settlement obligations	55	62
Interest expense capital lease	33	1

Total interest expense	$647	$807

	Nine months ended September 30
	2014	2013
Cash interest expense	$1,009	$1,664
Non-cash amortization of debt discount	775	453
Amortization of debt costs	93	135
Amortization of settlement obligations	161	214
Interest expense capital lease	40	1

Total interest expense	$2,078	$2,467

Cash interest expense represents the amount of interest to be paid in cash under the Facility Agreement and the Revenue Purchase Agreement, which represents the interest of 5.75%

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

on the Facility Agreement for the three and nine months ended September 30, 2014, and the final cash payment on the Revenue Purchase Agreement for the three months ended March 31, 2014. There are no additional interest obligations for the Revenue Purchase Agreement that was terminated on April 30, 2014. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs relates to the costs incurred with the financing, which is primarily a facility fee and a finder’s fee that were capitalized and are being expensed using the effective interest method. The amortization of the settlement obligation represents the interest associated with the settlement agreements for both Carl Zeiss Meditec AG and Hologic, Inc. Interest expense capital lease represents interest related to the capital lease as described in Note 5.

Note 5 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through September, 2017. Certain of these leases contain renewal options. Rent expense under operating leases was $152,000 and $478,000 for the three and nine month periods ended September 30, 2014, respectively, and $189,000 and $522,000 for the three and nine month periods ended September 30, 2013, respectively.

Future minimum lease payments as of September 30, 2014 under this lease are as follows: (in thousands)

Fiscal Year	Operating Leases
2014	$124
2015	482
2016	490
2017	255

$1,351

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

In connection with the Acquisition, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million thru May, 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. As of September 30, 2014, the outstanding liability for the acquired equipment leases was approximately $2.3 million.

Future minimum lease payments under all outstanding capital leases are as follows: (in thousands)

Fiscal Year	Capital Leases
2014	381
2015	1,520
2016	1,003
2017	81

Subtotal minimum lease obligation	2,985
less interest	(376)

Total, net	2,609
less current portion	(1,261)

long term portion	$1,348

Kamal Gogineni is an employee of one of the Company’s subsidiaries and a beneficial owner of more than 5% of the Company’s common stock. Additionally, Mr. Gogineni is a 19% holder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “Lease”). In connection with the Company’s acquisition of assets of Radion and DermEbx that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company is obligated to pay a total of $1.6 million and the liability is included in the minimum lease payments above, with annual payments of $383,000 in 2014, $766,000 in 2015, 396,000 in 2016 and $76,000 in 2017.

Note 6 – Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average risk-free interest rate	0.93%	0.64%	0.84%	0.53%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	66.3% to 69.3%	57.6% to 57.7%	64.2% to 69.3%	57.6% to 68.9%
Weighted average exercise price	$8.74	$6.08	$8.02	$5.25
Weighted average fair value	$4.29	$2.53	$3.80	$2.28

As of September 30, 2014 unrecognized compensation cost related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$2,503,397
Weighted average term	1.30 years

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended September 30,
Aggregate intrinsic value	2014	2013
Stock options	$7,448,000	$2,194,000
Restricted stock	3,046,772	1,143,000

Note 7 – Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of September 30, 2014.

Settlement Obligations

In connection with the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that utilize the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the then estimated remaining useful life of approximately six years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $606,000. The Company recorded interest expense of approximately $27,000 and $76,000 in the three and nine months ended September 30, 2014, respectively, and $33,000 and $94,000 in the three and nine months ended September 30, 2013, respectively, related to this obligation.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

In December, 2011, the Company agreed to a settlement related to the litigation with Carl Zeiss Meditec AG. The Company is obligated to pay $0.5 million in June 2015 and $0.5 million in June 2017, for an aggregate remaining total of $1.0 million. As of September 30, 2014, the remaining liability recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations is $810,000. The Company recorded interest expense of approximately $28,000 and $85,000 in the three and nine months ended September 30, 2014, respectively, and $28,000 and $119,000 in the three and nine months ended September 30, 2013, respectively, related to this obligation.

Other Commitments

The Company is obligated to pay approximately $1.2 million for firm purchase obligations to suppliers for future product deliverables.

Litigation

On February 18, 2011, in the Orange County Superior Court (Docket No. 30-2011-00451816-CU-PL-CXC), named plaintiffs Jane Doe and John Doe filed a complaint against Xoft, the Company, and Hoag Memorial Hospital Presbyterian asserting causes of action for general negligence, breach of warranty, and strict liability and seeking unlimited damages in excess of $25,000. On March 2, 2011, the Company received a Statement of Damages – specifying that the damages being sought aggregated an amount of at least approximately $14.5 million. On April 6, 2011, plaintiffs Jane Doe and John Doe amended their complaint alleging only medical malpractice against Hoag Memorial Hospital Presbyterian. On April 8, 2011, another complaint was filed in the Orange County Superior Court (Docket No. 30-2011-00465448-CU-MM-CXC) on behalf of four additional Jane Doe plaintiffs and two John Doe spouses with identical allegations against the same defendants. One John Doe spouse from this group of plaintiffs was later dismissed on August 18, 2011. On April 19, 2011, a sixth Jane Doe plaintiff filed an identical complaint in the Orange County Superior Court (Docket No. 30-2011-00468687-CU-MM-CXC), and on May 4, 2011, a seventh Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00473120-CU-PO-CXC), again with identical allegations against the same defendants. On July 12, 2011, an eighth Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2011-00491068-CU-PL-CXC), and on July 14, 2011, a ninth Jane Doe plaintiff and John Doe spouse filed another complaint in the Orange County Superior Court (Docket No. 30-2011-00491497-CU-PL-CXC), each with identical allegations as the previously filed complaints. On August 18, 2011, these two groups of Jane Doe plaintiffs and John Doe spouses amended their complaints to correct certain deficiencies. Additionally on August 18, 2011, a tenth Jane Doe plaintiff and two additional John Doe spouses filed a complaint in the Orange County Superior Court (Docket No. 30-2011-501448-CU-PL-CXC), again with identical allegations against the same defendants. On January 18, 2012, three additional Jane Doe plaintiffs and one additional John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00538423-CU-PL-CXC) with identical allegations against the same

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

defendants. On April 11, 2012, the above-referenced cases were consolidated for all purposes, excluding trial. On May 2, 2012, plaintiffs filed a master consolidated complaint, with the same case number as the original filed complaint. On August 2, 2012, plaintiffs filed fictitious name amendments adding defendants, Mel Silverstein, M.D., Peter Chen, M.D., Lisa Guerrera, M.D., Ralph Mackintosh, Ph.D., Robert Dillman, M.D., and Jack Cox. On September 14, 2012, an additional Jane Doe plaintiff and John Doe spouse filed a complaint in the Orange County Superior Court (Docket No. 30-2012-00598740-CU-PL-CXC) with identical allegations as plaintiffs above against the same original defendants. On October 17, 2012, plaintiff John Doe No. 11 dismissed his complaint, with prejudice, as to all defendants. On November 26, 2012, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology, Inc. On January 15, 2013, plaintiffs filed a dismissal, with prejudice, as to defendant, Mel Silverstein, M.D., only. On May 28, 2013, plaintiffs filed an additional fictitious name amendment adding defendant, American Ceramic Technology. On July 11, 2013, American Ceramic Technology filed a cross-complaint for express and implied indemnity, apportionment, contribution and declaratory relief against all defendants. On October 24, 2013, plaintiff’s filed an amended master consolidated complaint. On January 17, 2014, Ralph Mackintosh, Ph.D., Robert Dillman, M.D., Jack Cox, and Hoag Memorial Hospital Presbyterian each filed a cross-complaint for equitable indemnity, contribution and declaratory relief against American Ceramic Technology. On June 6, 2014, American Ceramic Technology filed an amended cross-complaint. It is alleged that each Jane Doe plaintiff was a patient who was treated with the Axxent Electronic Brachytherapy System that incorporated the Axxent Flexishield Mini. The Company believes that all of the Jane Doe plaintiffs were part of the group of 29 patients treated using the Axxent Flexishield Mini as part of a clinical trial. The Axxent Flexishield Mini was the subject of a voluntary recall. The Company believes that a settlement is probable and estimable, and that such settlement would be within the Company’s insurance policy limits. Therefore, no expense has been recorded with respect to the contingent liability associated with this matter.

The Company is a party to various other legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those described above there are no other proceedings or claims pending against it of which the ultimate resolution would have a material adverse effect on its financial condition or results of operations. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, “Contingencies”. Legal costs are expensed as incurred.

Note 8 – Fair Value Measurements

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value.

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$7,572	$—	$—	$7,572

Total Assets	$7,572	$—	$—	$7,572

Liabilities
Warrants	—	—	$3,986	$3,986

Total Liabilities	$—	$—	$3,986	$3,986

Fair value measurements using: (000’s) as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$28,019	$—	$—	$28,019

Total Assets	$28,019	$—	$—	$28,019

As discussed in Note 4, the Company issued 450,000 immediately exercisable warrants to Deerfield in December 2011. On April 30, 2014, Deerfield exercised the Warrants, for an aggregate purchase price of $1,575,000, and the Company issued 450,000 shares of Common Stock. The Warrant obligation was fully satisfied following that exercise. The liability for the Warrants associated with the debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. The Warrant was valued at $2,151,000 as of April 30, 2014 immediately prior to exercise and the Company recorded a gain of $699,000. Significant assumptions in valuing the Warrant liability were as follows as of December 31, 2013 and April 30, 2014.

	April 30, 2014	December 31, 2013
Warrants
Exercise price	$3.50	$3.50
Volatility	40.8%	56.2%
Equivalent term (years)	—	4.00
Risk-free interest rate	0.1%	1.3%

The volatility was determined based on the definition in the Warrants, and the risk-free interest rate was determined using the six year LIBOR as of the measurement date.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

In addition the other significant assumptions include the probability of voluntary exercise versus a major transaction (as defined in the Warrants); and assuming a major transaction, the probability of cashless major exercise; and assuming a cashless major exercise, the annual probabilities for a major transaction.

The following sets forth a reconciliation of the changes in the fair value of the Warrants payable during the period:

Warrants	Amount
Balance as of December 31, 2013	3,986
Gain from change in fair value of warrant	(1,835)
Warrant exercise	(2,151)

Balance as of September 30, 2014	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not consider any assets to be impaired during the three months ended September 30, 2014.

Note 9 – Income Taxes

The provision for income taxes was $16,000 and $56,000, in the three months ended September 30, 2014 and 2013, respectively, and $94,000 and $76,000 for the nine months ended September 30, 2014 and 2013, respectively. The income tax provision relates primarily to state taxes. At September 30, 2014, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2014. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not under examination by any other federal or state jurisdiction for any tax years.

Note 10 – Goodwill

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 350-20, “Intangibles – Goodwill and Other”, (“ASC 350-20”), the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than the carrying value of the Company.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

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

The Company’s CODM is the Chief Executive Officer (“CEO”). In the second quarter of 2013, the Company changed the manner in which financial information is reported to the CODM. The Company’s reportable segments have been identified primarily based on the types of products sold. Each reportable segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. The Company has determined there are two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). Goodwill was allocated to the reporting units based on the relative fair value of the reporting units as of June 2013. The acquisition of DermEbx and Radion are considered to be a component of the Therapy segment and, accordingly, the goodwill resulting from the preliminary purchase price allocation is included in goodwill of the Therapy segment.

The Company performed an annual impairment assessment at October 1, 2013 based on the new reporting structure and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value of each reporting unit exceeded the carry value by approximately 362% for the Detection reporting unit and 179% for the Therapy reporting unit. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment. The Company’s next annual impairment assessment as of October 1, 2014 is in process.

A roll forward of goodwill activity by reportable segment is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—

Balance at December 31, 2013	7,663	13,446	21,109

Acquisition of DermEbx and Radion	—	6,986	6,986
Balance at September 30, 2014	$7,663	$20,432	$28,095

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

Note 11 – Segment Reporting

In accordance with FASB Topic ASC 280, “Segments”, operating segments, are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company has two reportable segments. The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy (“Axxent”) products, physics and management services, development fees, supplies, and the right to use the RadionHub software platform. The primary factors used by our CODM to allocate resources are based on revenues, operating income or loss, and earnings or loss before interest, taxes, depreciation, amortization, and other specific and non-recurring items (“Adjusted EBITDA”) of each segment. Included in segment operating income are stock compensation, amortization of intangibles and depreciation expense. There are no intersegment revenues. The Company has determined that the acquisitions of DermEbx and Radion are included in the results of the Therapy segment, and are reported to the CODM as such. Included in the decision is the nature of the business operations, common personnel, common customers and common products.

We do not track our assets by operating segment and our CODM does not use asset information by segment to allocate resources or make operating decisions.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2014

Segment revenues, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (including prior periods which have been presented for consistency): (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment revenues:
Detection	$4,936	$4,310	$13,943	$12,755
Therapy	7,636	3,980	16,816	11,177

Total revenue	$12,572	$8,290	$30,759	$23,932

Segment operating income (loss):
Detection	$2,142	$1,485	$5,555	$4,111
Therapy	1,293	(288)	925	(441)

Segment operating income	$3,435	$1,197	$6,480	$3,670

General and administrative expenses	$(2,509)	$(1,551)	$(6,180)	$(4,825)
Interest expense	(647)	(807)	(2,078)	(2,467)
Gain on fair value of warrant	—	624	1,835	484
Loss on extinguishment of debt	—	—	(903)	—
Other income	11	4	27	16

Income (loss) before income tax	$290	$(533)	$(819)	$(3,122)

Note 12 – Recent Accounting Pronouncements

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

Results of Operations

Overview

iCAD delivers innovative cancer detection and radiation therapy solutions and services that enable clinicians to find and treat cancers earlier and while enhancing patient care. iCAD offers a comprehensive range of upgradeable computer aided detection (CAD) and workflow solutions to support rapid and accurate detection of breast, prostate and colorectal cancers. iCAD’s Xoft® Axxent® Electronic Brachytherapy (eBx®) System® is a painless, non-invasive technology that delivers high dose rate, low energy radiation, which targets cancer while minimizing exposure to surrounding healthy tissue. The Xoft System is FDA cleared and CE marked for use anywhere in the body, including treatment of non-melanoma skin cancer, early-stage breast cancer and gynecological cancers. The comprehensive iCAD technology platforms include advanced hardware and software as well as management services designed to support cancer detection and radiation therapy treatments.

On July 15, 2014 (the “Closing Date”), the Company entered into two Asset Purchase Agreements, one with Radion, Inc., a Delaware corporation (“Radion”), the other with DermEbx, a Series of Radion Capital Partners, LLC, a Delaware limited liability company (“DermEbx”) and, together with Radion, the “Sellers”). Pursuant to the Asset Purchase Agreement with DermEbx, the Company purchased substantially all of the assets of DermEbx, including all of DermEbx’s intellectual property and customer contracts. The Company paid the following consideration: (i) $1,600,000 in cash and (ii) the issuance to DermEbx of 600,000 restricted shares of the Company’s common stock, $0.01 par value per share. The Company held back $500,000 of the DermEbx cash consideration for the purposes of a purchase price adjustment based on the working capital of

DermEbx, which adjustment will be made 120 days after the Closing Date. The 600,000 restricted shares are subject to the following provisions; 25% shall be locked up until the date that is two trading days after the Company announces its fourth quarter 2014 earnings; 30% of the shares shall be locked up for a period of twenty-four (24) months from the date of the agreement; and 30% of the shares shall be locked up for a period of thirty-six (36) months from the date of the agreement. In addition the Company delivered the remaining 15% or 90,000 of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of eighteen (18) months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by DermEbx under the DermEbx Asset Purchase Agreement.

Pursuant to the terms of the Asset Purchase Agreement with Radion, the Company purchased substantially all of the assets of Radion, including all of Radion’s intellectual property and customer contracts. The Company paid the following consideration: (i) $2,200,000 in cash and (ii) the issuance to Radion of 600,000 restricted shares of the Company’s common stock. The 600,000 restricted shares are subject to the following provisions; 25% shall be locked up until the date that is two trading days after the Company announces its fourth quarter 2014 earnings; 30% of the shares shall be locked up for a period of twenty-four (24) months from the date of the agreement; and 30% of the shares shall be locked up for a period of thirty-six (36) months from the date of the agreement. In addition, the Company delivered the remaining 15% or 90,000 of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of eighteen (18) months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by Radion under the Radion Asset Purchase Agreement.

The Company has grown primarily through acquisitions including CADx, Qualia Computing, CAD Sciences, Xoft and, in July 2014, DermEbx and Radion. The recent acquisition extends the Company’s position as a larger player in the oncology market, including the components that enable dermatologists and radiation oncologists to develop, launch and manage their electronic brachytherapy (“eBx”) programs for the treatment of non-melanoma skin cancer.

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

The Company intends to continue the extension of its superior image analysis and clinical decision support solutions for mammography, MRI and CT imaging. iCAD believes that advances in digital imaging techniques, such as 3D mammography, should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products.

In the Therapy segment the Company offers an isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“Xoft eBx”) can be used for the treatment of early- stage breast cancer, endometrial cancer, cervical cancer and skin cancer. We believe the Xoft eBx system platform indications represent strategic opportunities in the United States and International markets to offer differentiated treatment alternatives. In addition, the Xoft eBx system generates additional recurring revenue for the sale of consumables and related accessories which will continue to drive growth in this segment. With the acquisition of DermEbx and Radion the Company now offers solutions that enable dermatologists and radiation oncologists to develop, launch and manage their eBx programs for the treatment of non-melanoma skin cancer.

Prior to the acquisition, the Sellers represented one of the Company’s significant customers in the Therapy segment. The Company recognized approximately $1.6 million of Therapy product revenue and approximately $0.5 million of Therapy service revenue, for a total of $2.1 million related to Sellers, in the periods prior to July 15, 2014. For the nine months ended September 30, 2013 the Company recognized approximately $1.9 million of Therapy product revenue and $126,000 of Therapy service revenue, for a total of approximately $2.06 million from the Sellers.

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and an operations, research, development, manufacturing and warehousing facility in San Jose, California, which now includes the operations of Xoft, Radion and DermEbx.

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

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenue: (in thousands)

	Three months ended September 30,
	2014	2013	Change	% Change
Detection revenue
Product revenue	$2,746	$2,246	$500	22.3%
Service revenue	2,190	2,064	126	6.1%

Subtotal	4,936	4,310	626	14.5%

Therapy revenue
Product revenue	1,857	2,248	(391)	(17.4)%
Service revenue	5,779	1,732	4,047	233.7%

Subtotal	7,636	3,980	3,656	91.9%

Total revenue	$12,572	$8,290	$4,282	51.7%

Three months ended September 30, 2014:

Total revenue for the three month period ended September 30, 2014 was $12.6 million compared with revenue of $8.3 million for the three month period ended September 30, 2013, an increase of approximately $4.3 million, or 51.7%. The increase in revenue was due to a $3.7 million increase in Therapy revenue and an increase in Detection revenues of approximately $0.6 million.

Detection product revenue increased by approximately $0.5 million from $2.2 million to $2.7 million or 22.3% in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase is due primarily to an increase in MRI revenue to Invivo of approximately $0.7 million offset by a $0.2 million decrease in Digital CAD revenue.

Detection service and supplies revenue increased approximately $126,000 from $2.1 million in the three months ended September 30, 2013 to $2.2 million in the three months ended September 30, 2014. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers grew by approximately 2%, with the remainder in time and materials and consulting revenue, which can vary from quarter to quarter.

Therapy product revenue was approximately $1.9 million for the three months ended September 30, 2014 as compared to $2.2 million for the three months ended September 30, 2013. Revenue from the sale of our Axxent eBx systems can vary due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period. Product revenue for the three months ended September 30, 2014 consists primarily of sales for use in the treatment of non-melanoma skin cancers as well as systems sold for use in intra-operative radiation therapy (“IORT”) market.

Therapy service and supplies revenue increased approximately $4.0 million from $1.7 million in the three months ended September 30, 2013 to $5.8 million for the three months ended September 30, 2014. In March 2014, we reclassified certain applicator and accessory revenues that were previously a component of product revenue to service and supplies revenue. The prior period was adjusted to conform to the current presentation. The increase in Therapy service and supplies revenue is due primarily to increases in service revenue from the acquired businesses of Radion and DermEbx which represented approximately $3.6 million of revenue in the current quarter. The additional $0.5 million is due to the increase in the installed base and associated source and service agreement revenues combined with disposable applicators which result from increased procedure volumes. We expect service and supplies revenue for our electronic brachytherapy products and dermatology solutions to increase as patient treatment volumes and our installed base of electronic brachytherapy systems increases.

In July 2014, we acquired DermEbx and Radion, each of which was a Therapy customer. For the three months ended September 30, 2013 we recognized approximately $964,000 of Therapy product revenue and $76,000 of Therapy service and supplies revenue, for a total of approximately $1.03 million.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended Sept 30,
	2014	2013	Change	% Change
Products	$1,019	$1,052	$(33)	(3.1)%
Service and supply	1,859	998	861	86.3%
Amortization and depreciation	527	314	213	67.8%

Total cost of revenue	$3,405	$2,364	$1,041	44.0%

Gross profit	$9,167	$5,926	$3,241	54.7%
profit %	72.9%	71.5%

Gross profit for the three month period ended September 30, 2014 was $9.2 million, or 72.9% of revenue as compared to $5.9 million or 71.5% of revenue in the three month period ended September 30, 2013. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products was approximately $1.0 million in each of the three months ended September 30, 2014 and 2013. The cost of product revenue as a percentage of product revenue was approximately 22% for the three months ended September 30, 2014 as compared to 23% for the three months ended September 30, 2013. Cost of product revenue can vary due primarily to product mix.

•	The cost of service and supply increased by $861,000. This increase is due primarily to the increase related to the acquisition of DermEbx and Radion, and represents primarily personnel costs related to physics, radiation therapist and management services provided following the acquisition. We expect personnel costs included in the cost of service and supply to increase as physics and management revenue increases.

•	Amortization and depreciation increased by $213,000 from $314,000 in three months ended September 30, 2013 as compared to $527,000 for the three months ended September 30, 2014. The increase in amortization and depreciation is due to amortization and depreciation for the acquired intangibles.

In March 2014, we reclassified certain applicator, accessory and other related cost of revenues that were previously a component of cost of product revenue to cost of service and supply revenue. The prior period was adjusted to conform to the current presentation.

Operating Expenses: (in thousands)

	Three months ended Sept 30,
	2014	2013	Change	Change %
Operating expenses:
Engineering and product development	$2,086	$1,951	$135	6.9%
Marketing and sales	3,448	2,589	859	33.2%
General and administrative	2,282	1,462	820	56.1%
Amortization and depreciation	425	278	147	52.9%

Total operating expenses	$8,241	$6,280	$1,961	31.2%

Operating expenses increased by approximately $2.0 million or 31% in the three months ended September 30, 2014. The primary driver for the increase was the additional personnel related to the acquisition of DermEbx and Radion as well as acquisition costs. We expect operating expenses to fluctuate as we continue to invest in our business to help drive growth in the market. These investments will be primarily in marketing and sales.

Engineering and Product Development. Engineering and product development costs for the three month period ended September 30, 2014 increased by $0.1 million or 6.9%, from $2.0 million in 2013 to $2.1 million in 2014. Therapy engineering and product development increased $0.1 million from $1.1 million in the three months ended September 30, 2013 as compared to $1.2 million for the three months ended September 30, 2014. The increase in Therapy engineering and product development costs was due primarily to increases in salaries, and clinical costs. Detection engineering and product development costs remained at $1.0 million for the three months ended September 30, 2013 and the three months ended September 30, 2014.

Marketing and Sales. Marketing and sales expenses increased by $0.9 million or 33.2%, from $2.6 million in the three month period ended September 30, 2013 to $3.5 million in the three month period ended September 30, 2014. Therapy marketing and sales expense increased $1.0 million from $1.5 million in the three months ended September 30, 2013 to $2.5 million for the three months ended September 30, 2014. The increase in Therapy marketing and sales expenses was due primarily to increases in salaries and wages, consulting, trade shows and travel. These increases reflect continued investment in the Therapy segment. Detection marketing and sales costs decreased slightly by $0.1 million from $1.0 million in the three months ended September 30, 2013 to $0.9 million for the three months ended September 30, 2014.

General and Administrative. General and administrative expenses increased by $0.8 million from $1.5 million in the three month period ended September 30, 2013 to $2.3 million in the three month periods ended September 30, 2014. The increase in expense was due to increased personnel costs of approximately $0.3 million, approximately $0.3 million of legal, accounting and travel expense related to the acquisition, and $0.2 million of other expenses, primarily legal, audit and insurance.

Amortization and Depreciation. During the quarter ended September 30, 2014, the Company has reported amortization and depreciation as a separate component of operating expenses, including for the prior period for comparative purposes. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation increased by $147,000 from $278,000 in the three month period ended September 30, 2013 to $425,000 in the three month period ended September 30, 2014. The increase in expense was due to amortization of the acquired intangible assets related to the acquisition.

Other Income and Expense: (in thousands)

	Three months ended September 30,
	2014	2013	Change	Change %
Loss from change in fair value of warrants	—	624	(624)	(100.0)%
Interest expense	(647)	(807)	160	(19.8)%
Interest income	11	4	7	175.0%

	$(636)	$(179)	$(457)	255.3%

Tax expense	(16)	(56)	40	(71.4)%

Loss from change in fair value of warrants. The loss of $0.6 million from the change in fair value of the warrants for the period ended September 30, 2013, resulted from change in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to changes in the Company’s stock price, and volatility which are the key assumptions in determining the value of the warrants. On April 30, 2014, the warrants were exercised in full and the Company issued 450,000 shares of common stock. As a result of the extinguishment of the revenue purchase agreement, the warrants to purchase an additional 100,000 shares of common stock were cancelled.

Interest expense. Interest expense of $647,000 decreased by $160,000 or 19.8% for the three month period ended September 30, 2014 as compared to interest expense of $807,000 in the three month period ended September 30, 2013. The reduction in interest expense is due primarily to the reduction in interest related to the revenue purchase agreement that was terminated in April 2014. Interest related to the Hologic and Zeiss settlement obligations was $55,000 in the three months ended September 30, 2014 as compared to $61,000 in the same period in 2013.

Interest income. Interest income of $11,000 and $4,000 for the three month periods ended September 30, 2014, and 2013, respectively, reflects income earned from our money market accounts.

Tax expense. Tax expense of $16,000 and $56,000 for the three month periods ended September 30, 2014, and 2013, respectively is due primarily to state non-income and franchise based taxes.

Nine months ended September 30, 2014 compared to the Nine months ended September 30, 2013

Revenue: (in thousands)

	Nine months ended September 30,
	2014	2013	Change	% Change
Detection revenue
Product revenue	$7,619	$6,566	$1,053	16.0%
Service revenue	6,324	6,189	135	2.2%

Subtotal	13,943	12,755	1,188	9.3%

Therapy revenue
Product revenue	6,487	7,040	(553)	(7.9)%
Service revenue	10,329	4,137	6,192	149.7%

Subtotal	16,816	11,177	5,639	50.5%

Total revenue	$30,759	$23,932	$6,827	28.5%

Nine months ended September 30, 2014:

Total revenue for the nine month period ended September 30, 2014 was $30.8 million compared with revenue of $23.9 million for the nine month period ended September 30, 2013, an increase of approximately $6.8 million, or 28.5%. The increase in revenue was due to a $5.6 million increase in Therapy revenue and an increase in total Detection revenue of approximately $1.2 million.

Detection product revenue increased by approximately $1.0 million from $6.6 million to $7.6 million or 16.0% in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2014. The increase was due primarily to an increase in our MRI product revenues of $1.2 million, offset by a decrease in film based revenues of approximately $0.2 million. The increase in MRI product revenue reflects the success of our OEM partner in the MRI market.

Detection service and supplies revenue increased slightly by approximately $0.1 million from $6.2 million in the nine months ended September 30, 2013 to $6.3 million as compared to the nine months ended September 30, 2014. Service and supplies revenue reflects the sale of service contracts as the result of our initiatives to sell into our installed base of customers.

Therapy product revenue decreased approximately $0.5 million from $7.0 million in the nine months ended September 30, 2013 to $6.5 million for the nine months ended September 30, 2014. Revenue from the sale of our Axxent eBx systems can vary due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period. We continue to see interest in the Xoft solution primarily for its use in the treatment of non-melanoma skin cancers as well as the IORT market.

Therapy service and supplies revenue increased approximately $6.2 million from $4.1 million in the nine months ended September 30, 2013 to $10.3 million for the nine months ended September 30, 2014. In March 2014, we reclassified certain applicator and accessory revenues from a component of product revenue to service and supplies revenue. The prior period was adjusted to conform to the current presentation. The increase in Therapy service and supplies revenue was due primarily to increases from the acquisition of Radion and DermEbx, which represented approximately $3.6 million of revenue in the current quarter. The remaining $2.6 million increase in service and supplies revenue was due to the growing installed base and associated source and service agreement revenues combined with an increase in disposable applicators as a result of increased procedure volumes. We expect service and supplies revenue for our electronic brachytherapy products to increase as patient treatment volume and our installed base of electronic brachytherapy systems increase.

In July 2014, we acquired DermEbx and Radion, each of which was a Therapy customer. Year to date revenue prior to the acquisition was approximately $1.6 million of Therapy product revenue and approximately $0.5 million of Therapy service and supplies revenue, for a total of $2.1 million related to these two customers. For the nine months ended September 30, 2013 we recognized approximately $1.9 million of Therapy product revenue and $126,000 of Therapy service and supplies revenue, for total revenue of approximately $2.06 million.

Cost of Revenue and Gross Profit: (in thousands)

	Nine months ended Sept 30,
	2014	2013	Change	% Change
Products	$3,589	$3,290	$299	9.1%
Service & supply	4,038	2,865	1,173	40.9%
Amortization and depreciation	1,201	981	220	22.4%

Total cost of revenue	$8,828	$7,136	$1,692	23.7%

Gross profit	$21,931	$16,796	$5,135	30.6%
profit %	71.3%	70.2%

Gross profit for the nine month period ended September 30, 2014 was $21.9 million, or 71.3% of revenue as compared to $16.8 million or 70.2% of revenue in the nine month period ended September 30, 2013. Gross profit percent changes primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, and additional manufacturing investments. Gross profit percent is also impacted by amortization of acquired technology, and the impact of the medical device excise tax which represented $590,000 for the nine months ended September 30, 2014 as compared to $389,000 for the nine months ended September 30, 2013. In March 2014, we reclassified certain applicator, accessory and other related cost of revenues from a component of cost of product revenue to cost of service and supplies revenue. The prior period was adjusted to conform to the current presentation.

•	Cost of products was approximately $3.6 million for the nine months ended September 30, 2014 as compared to $3.3 million for the nine months ended September 30, 2013. The cost of product revenue as a percentage of product revenue was approximately 25% for the nine months ended September 30, 2014 as compared to 24% for the nine months ended September 30, 2013. Cost of product revenue can vary due primarily to product mix.

•	The cost of service and supply increased by $1.2 million from $2.8 million in the nine months ended September 30, 2013 to $4.0 million in the nine months ended September 30, 2014. This increase is due primarily to the increase related to the acquisition of DermEbx and Radion, and represents primarily personnel costs related to physics, radiation therapist and management services provided following the acquisition. We expect personnel costs included in the cost of service and supply to increase as physics and management revenue increases.

•	Amortization and depreciation increased by $220,000 from $981,000 in nine months ended September 30, 2013 as compared to $527,000 for the nine months ended September 30, 2014. The increase in amortization and depreciation is due to amortization and depreciation of the acquired intangibles.

Operating Expenses: (in thousands)

	Nine months ended Sept 30,
	2014	2013	Change	Change %
Operating expenses:
Engineering and product development	$5,952	$5,244	$708	13.5%
Marketing and sales	8,912	7,321	1,591	21.7%
General and administrative	5,836	4,549	1,287	28.3%
Amortization and depreciation	931	837	94	11.2%

Total operating expenses	$21,631	$17,951	$3,680	20.5%

Operating expenses increased by approximately $3.7 million or 21% in the nine months ended September 30, 2014. The primary driver for the increase is due to the additional personnel related to the acquisition of DermEbx and Radion, primarily in marketing and sales. We expect operating expenses to fluctuate as we continue to invest in the business to help drive growth in the market. These investments will be primarily Product development and Marketing and sales.

Engineering and Product Development. Engineering and product development costs for the nine month period ended September 30, 2014 increased by $0.7 million or 13.5%, from $5.2 million in 2013 to $5.9 million in 2014. Therapy engineering and product development increased $0.5 million from $2.6 million in the nine months ended September 30, 2013 as compared to $3.1 million for the nine months ended September 30, 2014. The increase in Therapy engineering and product development costs was due primarily to increases in clinical and consulting costs. Detection engineering and product development costs increased by $0.2 million from $2.6 million for the nine months ended September 30, 2013 to $2.8 million for the nine months ended September 30, 2014.

Marketing and Sales. Marketing and sales expenses increased by $1.6 million or 21.7%, from $7.3 million in the nine month period ended September 30, 2013 to $8.9 million in the nine month period ended September 30, 2014. Therapy marketing and sales expense increased $2.1 million from $4.2 million in the nine months ended September 30, 2013 as compared to $6.3 million for the nine months ended September 30, 2014. The increase in Therapy marketing and sales expenses was due primarily to increases in salaries and wages, primarily due to the acquisition of Radion and DermEbx, as well as consulting, trade shows and travel. These increases reflect continued investment in the Therapy segment. Detection marketing and sales costs decreased by $0.5 million from $3.1 million for the nine months ended September 30, 2013 to $2.6 million for the nine months ended September 30, 2014, due primarily to decreases in salaries and wages.

General and Administrative. General and administrative expenses increased by $1.3 million or 28.3%, from $4.5 million in the nine month period ended September 30, 2013 to $5.8 million in the nine month period ended September 30, 2014. The increase in general and administrative expenses is due primarily to an increase of $0.5 million for legal, accounting and travel expenses related to the July 2014 acquisitions, and an increase in personnel costs of $0.4 million and the remaining $0.4 million in legal, insurance and other administrative expenses.

Amortization and Depreciation. During the quarter ended September 30, 2014, the Company has reported amortization and depreciation as a separate component of operating expenses, including the prior period, for comparative purposes. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation increased by $94,000 from $837,000 in the three month period ended September 30, 2013 to $931,000 in the three month period ended September 30, 2014. The increase in expense is due to amortization on the acquired intangible assets related to the acquisition of Radion and DermEbx, offset by decreases related to assets that were fully depreciated during 2014.

Other Income and Expense: (in thousands)

	Nine months ended September 30,
	2014	2013	Change	Change %
Loss on extinguishment of debt	$(903)	$—	(903)	100.0%
Loss from change in fair value of warrants	$1,835	$484	1,351	279.1%
Interest expense	(2,078)	(2,467)	389	(15.8)%
Interest income	27	16	11	68.8%

	$(1,119)	$(1,967)	$848	(43.1)%

Tax expense	(94)	(76)	(18)	23.7%

Loss from change in fair value of warrants. The $1.8 million and $484,000 loss from the change in fair value of the warrants for the periods ended September 30, 2014 and 2013, respectively, resulted from changes in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to a changes in the Company’s stock price versus the prior period, and volatility which are the key assumptions in determining the value of the warrants. On April 30, 2014, the warrants were exercised in full and the Company issued 450,000 shares of common stock. As a result of the extinguishment of the revenue purchase agreement, the warrants to purchase an additional 100,000 shares of common stock were cancelled.

Interest expense. Interest expense of $2.1 million decreased by $389,000 or 15.8% for the nine month period ended September 30, 2014 as compared to interest expense of $2.5 million in the nine month period ended September 30, 2013. The reduction in interest expense is due primarily to the reduction in interest related to the Revenue Purchase Agreement that was terminated in April 2014. Interest related to the Hologic and Zeiss settlement obligations was $161,000 in the nine months ended September 30, 2014 as compared to $214,000 in the same period in 2013.

Interest income. Interest income of $27,000 and $16,000 for the quarters ended September 30, 2014, and 2013, respectively, reflects income earned from our money market accounts.

Tax expense. Tax expense of $94,000 and $76,000 for the nine months ended September 30, 2014, and 2013, respectively is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next twelve months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of September 30, 2014, the Company had cash and cash equivalents of $33.4 million, current assets of $47.2 million, current liabilities of $21.9 million and working capital of $25.3 million. The ratio of current assets to current liabilities was 2.15:1.

Pursuant to the agreements with Deerfield Management, a healthcare investment fund (“Deerfield”) in December 2011, the Company is obligated under the terms these agreements to repay an aggregate principal amount of $15 million. In addition, we agreed to pay Deerfield a portion of our revenues until the maturity date of the note payable, whether or not the note is outstanding through that date. We also issued 450,000 warrants at an exercise price of $3.50 per share and a second warrant to purchase an additional 100,000 shares of common stock at an exercise price of $3.50 per share, which could have become exercisable if certain conditions were met. As a result, we are obligated to pay interest at 5.75% on the outstanding balance of the note which is approximately $216,000 per quarter until the fourth quarter of 2014, when the first payment of $3.75 million is due. On October 29, 2014, the Company made the first payment of $3.75 million that was due in December 2014 to Deerfield under this agreement. In 2015, interest will be approximately $162,000 per quarter with a payment of $3.75 million in December 2015 and in 2016, interest will be approximately $108,000 per quarter, with the final payment of $7.5 million due in December 2016. On April 30, 2014, the Revenue Purchase Agreement was terminated and the Company paid Deerfield $4.1 million. In addition, Deerfield exercised 450,000 warrants at the exercise price of $3.50 and paid the Company $1.575 million. Additionally, the Credit Facility with Deerfield was amended to provide that the Maturity Date thereunder may no longer be extended for a year. As a result, the second warrant was cancelled.

Net cash used for operating activities for the nine month period ended September 30, 2014 was $148,000, compared to net cash used for operating activities of $3.2 million for the nine month period ended September 30, 2013. The cash used for operating activities for the nine month period ended September 30, 2014 resulted primarily from uses of cash due to working capital changes resulting from increases in accounts receivable and decreases in accrued expenses and deferred revenue. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the nine month period ended September 30, 2014 was $4.2 million. The Company paid approximately $3.5 million of cash related to the acquisition of DermEbx and Radion in the current quarter, and the remainder of the consideration of $0.5 million was held back for final working capital adjustments which per the Asset Purchase agreement will be settled within 120 days from the closing. Additionally, the Company used approximately $689,000 for purchases of property and equipment. Cash used for investing activities of $534,000 in the nine month period ended September 30, 2013 consisted primarily of purchases of property and equipment.

Net cash provided by financing activities for the nine month period ended September 30, 2014 was $25.9 million as compared to net cash used for financing activities of $22,000 for the nine month period ended September 30, 2013. The cash provided by financing activities reflects the underwritten offering in March 2014 of 2.76 million shares at approximately $11.00 per share, with net proceeds of $28.2 million after deducting offering expenses and underwriting discounts, the cash from the exercise of the warrants of $1.6 million offset by cash of $4.1 million used to terminate the Revenue Purchase Agreement. The net cash used of $22,000 consisted primarily of taxes paid related to restricted stock issuance.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$1,351	$485	$866	$—	$—
Capital Lease Obligations	2,609	$1,261	1,348	—
Settlement Obligations	2,200	775	1,050	50	325
Notes Payable	16,509	4,504	12,005		—
Other Commitments	1,190	1,190	—	—	—

Total Contractual Obligations	$23,859	$8,215	$15,269	$50	$325

Operating lease obligations are the minimum payments due under these obligations. Capital lease obligations represent the principal payments due under the respective lease.

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

See Note 12 to the Condensed Consolidated Financial Statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2014, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2014, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to the detailed discussion regarding litigation set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Item 1A. Risk Factors:

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 as filed with the SEC on March 3, 2014, and in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC for the quarter ended June 30, 2014 as filed with the SEC on August 14, 2014. There have been no material changes in the risks affecting iCAD since the filing of our Form 10Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1 – July 31, 2014	—	$—	$—	$—
August 1 – August 31, 2014	1,029	$8.98	$—	$—
September 1 – September 30, 2014	—	$—	$—	$—

Total	1,029	$8.98	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Form of indemnification agreement for officers and directors *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements. *

*	filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 14, 2014	By: /s/ Kenneth M. Ferry
Kenneth M. Ferry
President, Chief Executive Officer,
Director

Date: November 14, 2014	By: /s/ Kevin C. Burns
Kevin C. Burns
Executive Vice President, Chief Operating
Officer, Chief Financial Officer and Treasurer