Form 10-K
period 2014-12-31
ICAD INC
filed 2015-03-13
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on June 28, 2014 was $85,718,366. Shares of voting stock held by each officer and director and by each person who, as of June 28, 2014, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 6, 2015, the registrant had 15,635,282 shares of Common Stock outstanding.

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

General

iCAD is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy for the early identification and treatment of cancer. The Company reports in two operating segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). We were incorporated in 1984 as Howtek, Inc. under the laws of the state of Delaware. In 2002 we changed our name to iCAD and changed our ticker symbol to ICAD.

The iCAD website is www.icadmed.com. At this website the following documents are available at no charge: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Our SEC filings are also available on the SEC’s website at http://www.sec.gov. Alternatively, you may access any document we have filed by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing facilities in New Hampshire and, an operation, research, development, manufacturing and warehousing facility in San Jose, California.

Company Overview and Strategy

iCAD continues to evolve from a business focused on image analysis for the early detection of cancers to a broader player in the oncology market. The Company’s belief is that early detection, together with earlier targeted intervention, provides patients and healthcare providers with the best tools available to achieve better clinical outcomes resulting in market demand that will drive adoption of iCAD’s solutions. The Company intends to continue to provide customers with a broader portfolio of oncology solutions that address four key stages of the cancer care cycle: detection, diagnosis, treatment and monitoring.

The acquisition of Xoft in late 2010 was a transformative event for the Company. The Xoft Electronic Brachytherapy System (“eBx system”) is a disruptive radiation oncology treatment solution with significant cost, mobility, and treatment time advantages over its competitors. While the primary applications of this system currently are localized breast cancer treatment using a ten to fifteen minute breast Intraoperative Radiation Therapy (“IORT”) protocol and treatment of non-melanoma skin cancers, the Xoft eBx system platform can also be used to treat a wide and growing array of additional cancers, including gynecological and other non-breast IORT clinical indications.

The Company believes that the Xoft eBx system is uniquely well positioned to offer a differentiated treatment alternative for the approximately 110,000 annual new cases of early stage breast cancer in the US. The Xoft eBx system does not require a shielded environment and is relatively small in size, which means that it can easily be transported for use in virtually any clinical setting (including the operating room where IORT is delivered) under radiation oncology supervision. The Xoft System may also be used for Accelerated Partial Breast Irradiation (“APBI”), which can be delivered twice daily for five days. Along with the growing body of clinical evidence in support of breast IORT, there is continued economic momentum behind the Xoft eBx system for IORT as the Centers for Medicare and Medicaid Services (“CMS”) recently confirmed that hospital and physician reimbursement, effective January 1, 2015, will be at similar levels to 2014 when favorable increases were enacted relative to 2013.

Basal and Squamous Cell Carcinoma are two of the most prevalent types of non-melanoma skin cancer (“NMSC”) in the US, with more than 3.5 million cases being diagnosed annually. The Xoft eBx system, which utilizes an isotope-free miniaturized x-ray radiation source, enables radiation oncologists and dermatologists to collaborate in offering their patients a non-surgical treatment option that is particularly appropriate for certain challenging lesion locations on the ear, face, scalp, neck and extremities. In July 2014, iCAD’s acquisition of the assets of DermEbx (a leading electronic brachytherapy services and technology provider) and Radion, Inc. (a cloud-based oncology collaboration software solution) further enhanced Xoft’s ability to provide powerful comprehensive skin cancer treatment solutions to the dermatology market. The acquisition expanded the Company’s Xoft eBx skin offering to include all the necessary components to enable dermatologists and radiation oncologists to develop, launch and expand their electronic brachytherapy programs for the treatment of NMSC. This acquisition expanded the Xoft offerings to include physics support, billing support, assistance with radiation oncology provider selection, as well as the AxxentHub web-based software platform that enables centers to improve patient safety, conduct treatment planning, enhance and monitor workflow, and improve communication between clinical specialists.

The Company views additional Xoft eBx system platform indications as important opportunities in both the U.S. and international markets. The Xoft eBx system is also marketed for gynecological cancers including endometrial cancer. In 2013 the Company received FDA clearance for a new application for the treatment of cervical cancer and plans to launch a new applicator to treat cervical cancer in mid-2015. Vaginal cancer is the fourth most common cancer affecting women worldwide and cervical cancer incidence rates outside of the U.S. are very high due to inadequate penetration of screening modalities. The Company believes an additional strategic growth opportunity exists in the application of the Xoft eBx system for the treatment of other cancers beyond breast cancer in the IORT setting including integration with minimally invasive surgical techniques and systems.

The Company intends to address the detection and diagnosis stages of the cancer care cycle through continued extension of its image analysis and clinical decision support solutions for mammography, breast tomosynthesis, MRI and CT imaging. iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD, advanced image analysis and workflow products. CAD for breast tomosynthesis is a growth area which the Company believes will provide additional benefits for early breast cancer detection.

The Company applies its patented CAD technology and algorithms to products used to detect disease states where pattern recognition, image analysis, and clinical efficiency play a pivotal role. For breast imaging, the Company is developing novel CAD solutions for mammography and tomosynthesis (3D mammography) and a next-generation breast MR image analysis workstation to help radiologists find cancer earlier, quicker, and with more accuracy than without CAD. The Company believes that CAD for tomosynthesis has the potential to help radiologists better detect cancer and manage the workflow efficiency issues created by large 3D tomosynthesis datasets. For colorectal cancer screening, iCAD has developed a CAD solution to help radiologists detect colonic polyps during the review of virtual CT Colonoscopy exams.

The Company believes that the CAD solution for breast tomosynthesis may represent a significant growth opportunity. With over 12,000 installation opportunities for tomosynthesis systems in the U.S., there is a significant future opportunity for CAD solutions for tomosynthesis. The Company anticipates that CAD for tomosynthesis will become the standard of care in the near future, similar to what CAD for 2D mammography is today in the United States.

Existing Markets

Radiation Therapy

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

The three main types of radiation therapy are external beam radiation therapy (“EBRT”), brachytherapy or sealed source radiation therapy, and systemic radioisotope therapy or unsealed source radiotherapy. The differences relate to the position of the radiation source; external is outside the body, brachytherapy uses sealed radioactive sources placed precisely in the treatment area, and systemic radioisotopes are given by infusion or oral ingestion. Brachytherapy uses temporary or permanent placement of radioactive sources. Conventional EBRT typically involves multiple treatments of a tumor in up to fifty radiation sessions (fractions). In the case of brachytherapy, radiation of healthy tissues further away from the sources is reduced. In addition, if the patient moves or if there is any tumor movement within the body during treatment, the radiation source(s) retain their correct position in relation to the tumor. These aspects of brachytherapy offer advantages over EBRT in that brachytherapy is able to direct high doses of radiation to the size and shape of the cancerous area while sparing healthy tissue and organs. Brachytherapy is commonly used as an effective treatment for endometrial, cervical, prostate, breast, and skin cancer, and can also be used to treat tumors in many other body sites. Electronic Brachytherapy is a type of radiotherapy that utilizes a miniaturized high dose rate X-ray source to apply radiation directly to the cancerous site. The Xoft eBx system is a proprietary electronic brachytherapy platform designed to deliver isotope-free (non-radioactive) radiation treatment in virtually any clinical setting without the limitations of radionuclides.

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

Another key market for Electronic Brachytherapy is squamous cell and basal cell carcinoma which are the two main types of NMSC appropriate for treatment with the Xoft System. With more than 2.8 million new cases in the U.S. each year, Basal cell carcinoma is the most common type of skin cancer. The squamous cell variation is the second most prevalent type with approximately 700,000 new cases per year in the U.S. While Mohs micrographic surgery is the current standard treatment for NMSC, appropriately selected patients with either type may be eligible for treatment with electronic brachytherapy – especially those lesions in difficult to treat locations anatomical locations such as the ear, nose, and neck. The Xoft eBx System provides an ideal alternative for patients with contraindications to surgery or who prefer a non-invasive option. Electronic Brachytherapy provides convenience and a cost effective, highly mobile therapeutic option that can be delivered in virtually any office setting with minimal shielding.

Cancer Detection

Approximately 38.7 million mammograms were performed in the U.S. in 2014. Although mammography is the most effective method for early detection of breast cancer, studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. More than half of the cancers missed are due to observational errors. CAD, when used in conjunction with mammography, has been proven to help reduce the risk of these observational errors by as much as 20%. Earlier cancer detection typically leads to more effective, less invasive, and less costly treatment options which ultimately should translate into improved patient survival rates. CAD, as an adjunct to mammography screening, is reimbursable in the U.S. under federal and most third party insurance programs. This reimbursement provides economic support for the acquisition of CAD products by women’s healthcare providers. Market growth has also been driven in recent years by the introduction of full field digital mammography (“FFDM”) systems.

In the U.S., approximately 8,750 facilities (with approximately 13,800 mammography systems) were certified to provide mammography screening in 2014. Historically, these centers have used conventional film-based medical imaging technologies to capture and analyze breast images. Of the 8,750 certified facilities, to date approximately 95% have acquired FFDM systems. A FFDM system generates a digital image eliminating film used in conventional mammography.

Outside of the U.S., there is a significant opportunity for converting analog mammography to digital mammography. With several European countries currently exploring the advantages of radiologists reading digital mammograms with CAD, the Company believes there is growth opportunity for mammography CAD in the international markets both from the analog to digital conversion and as more countries accept the use of radiologists using CAD, rather than two radiologists having to read each case. Based on the report published by the European Commission in April 2012, breast cancer is one of the most prevalent forms of cancer and it is also responsible for the most cancer-related deaths among women in the European Union (“EU”). The number of expected breast cancer cases based on the 2012 report was expected to continue to rise as the incidence of cancer increases steeply with age and life expectancy. On average one out of every 10 women in the EU is expected to develop breast cancer at some point in her life. As a result, most countries in Western Europe have or are planning to implement mammography screening programs resulting in an expected increase in the number of mammograms performed in the coming years.

The table below presents the revenue and percentage of revenue attributable to the Company’s products and services, in 2014, 2013 and 2012 (in thousands):

	For the year ended December 31,
	2014	%	2013	%	2012	%
Detection:
Digital & MRI CAD revenue	$9,765	22.2%	$7,930	24.0%	$8,379	29.6%
Film based revenue	317	0.7%	561	1.7%	1,467	5.2%
Service	8,522	19.4%	8,414	25.4%	7,416	26.2%

Detection revenue	18,604	42.4%	16,905	51.1%	17,262	61.1%

Therapy:
Electronic brachytherapy	8,601	19.6%	10,045	30.4%	7,387	26.1%
Service	16,719	38.1%	6,117	18.5%	3,626	12.8%

Therapy revenue	25,320	57.6%	16,162	48.9%	11,013	38.9%

Total revenue	$43,924	100.0%	$33,067	100.0%	$28,275	100.0%

Radiation Therapy Segment Overview and Products

The Xoft eBx system utilizes a miniaturized high dose rate yet low energy X-ray source to apply radiation directly to the cancerous site. The goal is to direct the radiation dose to the size and shape of the cancerous area while sparing healthy tissue and organs. The Xoft eBx system delivers clinical dose rates similar to traditional radio-active systems. However, because of the electronic nature of the Xoft technology, the dose fall off is much faster, thus lowering the radiation exposure outside of the prescribed area. Given this rapid dose fall off, there is no need for a lead vault as compared to traditional radiation therapy, enabling the Xoft eBx system to be transported to different locations within the same facility or between multiple facilities.

Electronic Brachytherapy can be delivered during an operative procedure, in as little as eight minutes, and may be used as a primary or secondary modality over a course of days. This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and offer advanced treatments such as IORT. Current customers of the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices, cancer care clinics, veterinary facilities, and strategic partnerships with radiation oncology service providers that enable the supervised delivery of the technology in dermatologist offices.

Of the approximately 297,000 women who are diagnosed with breast cancer every year in the U.S., the majority or 60% are diagnosed with early stage breast cancer. About 60% of early stage breast cancers qualify as candidates for treatment with eBx. Currently about 80% of early stage breast cancer patients that are treated with radiation therapy follow a 5-7 week daily protocol of traditional external beam radiation and 15%-20% are treated with a 5-day protocol using brachytherapy.

Breast cancer is a relatively common disease and is often treatable by surgery, followed by radiotherapy with an additional therapy such as chemotherapy and/or hormonal therapy. Early detection has led to earlier diagnosis with small, early stage diseases that can be removed by local excision rather than a complete mastectomy. Microscopic cancerous cells can be present and easily managed with the application of radiotherapy. The protocol for many years for most women included a day procedure for a lumpectomy and 5-7 weeks of daily radiation. IORT allows the physician to treat the remaining breast tissue in the operating room while the patient is still under anesthesia, eliminating the need for 5-7 weeks of daily traditional radiation therapy. In the last few years, in Europe and in the U.S., shorter treatment protocols of external beam radiation therapy hypo-fractionated to as few as three weeks have emerged as alternatives.

In a scientific paper presented at the 2010 ASCO Meeting, Dr. Jayant Vaidya of the University College London, UK, concluded that in the 2,200 patient multinational clinical trial (TARGIT-A trial) IORT, generated with 50 kV electronic brachytherapy, is equivalent to conventional external beam radiotherapy. In December 2012, Dr. Vaidya presented five-year follow up data on the TARGIT-A trial at a forum in conjunction with the San Antonio Breast Cancer Symposium. Following this presentation, in November 2013 the Lancet online published the five-year update results of the TARGIT-A trial. The updated results of the trial demonstrated that local recurrence rates in the TARGIT (IORT) group were within the non-inferiority boundary when compared to the results in the group who received external beam radiation therapy and that mortality rates from other causes than breast cancer were lower in the TARGIT (IORT) group. In addition, the data revealed that at five years, the local recurrence rate in patients who were treated with IORT ‘concurrent’ with lumpectomy was 100 basis points hjgher (2.3%) than the recurrence rate for patients who received traditional external beam radiation therapy (1.3%).

Importantly, the reimbursement for IORT has improved from 2011 when the American Medical Association (AMA) established category 1 CPT codes for IORT based on clinical evidence and economic advantage relative to alternative treatment options including external beam radiotherapy. These codes and payment values became effective beginning January 2013. In 2014, CMS raised the payment value for the IORT treatment delivery code by 27% and overall IORT reimbursement increased. In 2015, CMS has enacted payment rates similar to rates in 2014.

Non-melanoma skin cancer is considered an epidemic in the U.S. with over 3.5 million cases diagnosed annually. Of those cases, approximately 20%-30% have specific diagnoses and lesion characteristics that make such patients potential candidates for electronic brachytherapy treatment. The Xoft System is a viable alternative treatment option for patients with lesions in cosmetically challenging locations (ear, nose, scalp, neck), locations that experience difficulties in healing (lower legs, upper chest, fragile skin), patients on anticoagulants, and patients who are anxious about surgery. The Xoft System has been used to treat over 10,000 NMSC lesions. Additionally, the Xoft System is the only electronic brachytherapy system with peer reviewed published clinical data.

In 2014, the reimbursement environment in the U.S. for the treatment of NMSC with the use of the Xoft System continued to be favorable on a regional basis as the number of U.S. states with affirmative payment coverage policies for Medicare patients who are suitable candidates for electronic brachytherapy increased to 21 from 16 with the increase primarily in the Midwest region. Reimbursement is provided through a Category III electronic brachytherapy treatment delivery CPT code along with various other medical physics and treatment-planning CPT codes. In 2015, new Category III reimbursement CPT codes for multi-fraction electronic brachytherapy applications for skin, breast and gynecological cancers were approved by the American Medical Association (AMA) and are expected to be active as of January 2016. Coverage policies and payment values associated with the new CPT codes will be determined by the regional U.S. Medicare Administrative Contractors.

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

Electronic Brachytherapy products:

Electronic Brachytherapy (eBx™) Treatment for Breast Cancer

Axxent® eBx™

The portable Axxent eBx system uses isotope-free miniaturized X-ray tube technology to deliver therapy directly to cancer sites with minimal radiation exposure to surrounding healthy tissue. The Axxent eBx system is FDA-cleared for the treatment of early stage breast cancer, endometrial cancer and skin cancer, as well as for the treatment of other cancers or conditions where radiation therapy is indicated, including IORT. The Company offers FDA-cleared applicators for the utilization of the Axxent eBx system including breast applicators for IORT and APBI in the treatment of breast cancer, vaginal applicators for the treatment of endometrial cancer, cervical applicators for the treatment of cervical cancer, and skin applicators for the treatment of non-melanoma skin cancers. The single-use breast IORT and APBI applicators are offered in a variety of sizes based on clinical need. The endometrial, cervical and skin applicators are reusable and are manufactured in various sizes based on the anatomical requirements of the patient or the size of the lesion. The Company also provides the 50kV isotope-free energy source, a comprehensive service warranty program, and various accessories such as the Axxent eBx Rigid Shield for internal IORT shielding. The 50kV energy source is sold either as an annual contract customized to individual customer volume/usage requirements or on a single unit basis.

The Company has made several enhancements to the Axxent eBx system controller including a new software interface enabling enhanced system functionality and an upgraded high voltage connection improving system performance. In 2014, the Company developed and launched a new Axxent SPX Controller which includes an optimized skin treatment arm customized for compatibility in confined patient treatment rooms in physician office-based facilities. This controller complements the Axxent MPX Controller which is designed for multi-application use. In early 2013 the Company received FDA clearance for a new applicator for use in the treatment of cervical cancer and plans to launch this product in the U.S and International markets in mid-2015. This new applicator further expands the Company’s product portfolio in the gynecological cancer market and enables customers to offer comprehensive electronic brachytherapy solutions to their patients in need of gynecological radiation therapy. Current customers of the Xoft eBx system include university research and community hospitals, private and governmental institutions, doctors’ offices, cancer care clinics, and veterinary facilities in the United States, Europe and Asia and strategic partnerships with radiation oncology service providers that enable the supervised delivery of the technology in dermatology offices.

Cancer Detection Segment Overview and Products

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

Digital Mammography CAD products:

Advanced Image Analysis and Workflow Solutions in Breast Imaging (Mammography)

iCAD develops and markets a comprehensive range of high-performance CAD solutions for digital and film-based mammography systems. iCAD’s SecondLook™ Digital CAD is based on sophisticated patented algorithms that analyze the data, automatically identifying and marking suspicious regions in the images. The CAD provides the radiologist with a “second look” which helps the radiologist detect actionable missed cancers earlier than screening mammography alone. SecondLook detects and identifies suspicious masses and micro-calcifications utilizing image processing, pattern recognition and artificial intelligence techniques. Knowledge from thousands of mammography images are incorporated in these algorithms enabling the product to distinguish between characteristics of cancerous and normal tissue. The result is earlier detection of hard-to-find cancers, improved workflow for radiologists, and higher quality patient care.

In June 2012, iCAD introduced its next generation of mammography CAD products, PowerLook Advanced Mammography Platform® (AMP). The technology expands on iCAD’s SecondLook platform and is the CAD platform upon which all future breast imaging CAD offerings from iCAD will be built. PowerLook AMP incorporates both the SecondLook Digital and the next-generation SecondLook Premier CAD algorithms. PowerLook AMP’s CAD metrics offer industry-leading tissue and lesion characteristics to support the breast imager’s workflow. In addition, PowerLook AMP is the first product of its kind to integrate, via strategic partnership Mātakina’s Volpara® Volumetric Breast Density assessment software that aids radiologists by standardizing their approach to breast density assessment. Included with PowerLook AMP is a multi-vendor CAD server that allows hospitals and imaging facilities to connect up to four mammography acquisition devices regardless of vendor. This reduces the need for separate CAD servers while lowering hardware and service costs. iCAD’s PowerLook AMP also provides a powerful flexible DICOM connectivity solution enabling universal compatibility with leading PACS and Review Workstations. Additional modules are expected to be released and integrated into PowerLook AMP in the future.

PowerLook Advanced Mammography Platform

PowerLook AMP is designed to function with leading digital mammography systems (FFDM and computed radiography) – including systems sold by GE Healthcare, Siemens Medical Systems, Fuji Medical Systems, Hologic, Inc., Sectra Medical Systems, Philips, IMS Giotto, Agfa Corporation, and Planmed. The algorithms in PowerLook AMP products have been optimized for each digital imaging provider based upon characteristics of their unique detectors. PowerLook AMP is a computer server residing on a customer’s network that receives patient studies from the imaging modality, performs CAD analysis and sends the CAD results to PACS and/or review workstations. Workflow and efficiency are critical in digital imaging environments therefore iCAD has developed flexible, powerful DICOM integration capabilities that enable PowerLook AMP to integrate with leading picture archiving and communication systems (“PACS”) archives and review workstations from multiple providers. iCAD has worked with its OEM partners to ensure CAD results are integrated and easily viewed using each review workstation’s graphical user interface. To further improve efficiency and clinical efficacy, the most urgent or important patient studies can be prioritized and analyzed with CAD first.

In 2013, iCAD introduced new CAD solutions on PowerLook AMP for several new FFDMs, including the Fuji Aspire HD, Fuji Aspire HD Plus, Siemens Inspiration PRIME, Philips Microdose, and Philips Microdose SI. The Siemens Inspiration PRIME, Philips Microdose, and Philips Microdose SI CAD solutions allow CAD to be used on FFDM systems that require lower dosage than traditional FFDM systems.

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

MRI is an effective tool to detect breast cancer as well as prostate cancer. While MRI is a more expensive option than traditional mammography, it enables physicians to view tumors which may have been missed during routine screenings. The ACS published guidelines in the March/April 2007 CA: A Cancer Journal of Clinicians, recommending that women at high risk for breast cancer augment their annual mammogram with an annual breast MRI. The guidelines recommended MRI scans for women with a lifetime risk of breast cancer of 20%-25% or greater, including women with a strong family history of breast or ovarian cancer and women who were treated for Hodgkin’s disease. The ACR and SBI endorsed these recommendations in their recommendations published in the Journal of the American College of Radiology 2010; 7:18-27.

Accurate staging of prostate cancer is one of the biggest challenges. Of the 239,000 men who are diagnosed with prostate cancer every year in the U.S., most have slow-growing tumors that likely will not lead to death or require invasive treatment, though the diagnosis does cause patient anxiety and requires close monitoring. With advanced diagnostic imaging tools, physicians can more accurately stage the severity of the prostate cancer and minimize a patient’s exposure to unnecessary and painful biopsies.

In the future, the company believes that MRI imaging may have an expanded role in the management of prostate cancer patients, particularly for management strategies involving active surveillance. As more men consider “watchful waiting” or delaying active treatment of their cancer, advances in imaging will help make these decisions easier, based more on better imaging than on the assumption that a man’s prostate cancer is slow growing.

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

DynaCAD offers a suite of FDA-cleared dynamic contrast enhanced (DCE) MRI analysis solutions for breast, prostate, and other organs. Each of the three modules delivers objective, consistent quantitative analysis of DCE MR images. The DynaCAD software automates the process of drawing regions of interest, minimizing potential errors inherent in manual processes. Once a region of interest has been identified, a sophisticated algorithm analyzes changes in the MR signal in the tissue to help clinicians discern biological processes taking place in malignant versus benign tumors. The DynaCAD algorithm uses all data available from an MR study, resulting in more consistent analysis across magnets and contrast agents. Also available within DynaCAD is a breast interventional and prostate interventional module which allows for MRI guided biopsies of the breast and prostate to be performed, respectively.

Breast Tomosynthesis

Breast Tomosynthesis was introduced in the United States in 2010 by Hologic, Inc. and GE received approval for their tomosynthesis system in August 2014. Several other companies, including Siemens, FujiFilm, and Giotto, have released breast tomosynthesis products in Europe and are currently working on receiving FDA approval. Tomosynthesis has been demonstrated to have multiple advantages over traditional 2D mammography. It has improved tissue visualization and detection and results in lower recall rates for patients. Tomosynthesis is considered to provide better comfort for the patient as the patient’s breast is positioned in the same manner as in the traditional mammograms, but the pressure applied is lower. Tomosynthesis is said to improve the sensitivity and specificity of cancer diagnosis along with lower radiation dose per examination when compared to mammography. Clinical studies indicate that diagnostic breast tomosynthesis improves the ability to distinguish malignant from benign tumor and can detect early signs of cancer hidden by overlapping tissues. This helps reduce the overall number of biopsies performed and the call back rates. Initial studies have indicated that tomosynthesis has the ability to reveal 16% more cancers than conventional mammography and it also reduces false-positives by 85% (Frost and Sullivan Market Insight Report, “Tomosynthesis: The Next Wave in Digital Breast Imaging?” May 10 2007).

CAD technology can play an important role in improving the accuracy and efficiency of reading breast tomosynthesis cases by automatically identifying breast masses and micro-calcifications. The Company is currently developing a CAD technology to aid radiologists in their review of breast tomosynthesis as a means of improving lesion detection and reducing the time to read the large tomosynthesis datasets. The Company believes that CAD could become an important adjunct to breast tomosynthesis.

Computed Tomography Applications and Colonic Polyp Detection

CT is a well-established and widely used imaging technology that is used to image cross-sectional “slices” of various parts of the human body. When combined, these “slices” provide detailed volumetric representations of the imaged areas. With recent image quality improvements and greatly increased imaging speeds, there has been an expanded use of CT imaging in both the number of procedures performed as well as the applications for which it is utilized. While the increased image quality and number of cross sectional slices per scan provides valuable diagnostic information, it adds to the challenge of managing and interpreting the large volume of data generated. The Company believes that the challenges in CT imaging present it with opportunities to provide automated image analysis and clinical decision support solutions.

CTC is a less invasive technique than traditional colonoscopy for imaging the colon. However, the process of reading a CTC exam can be lengthy and tedious as the interpreting physician is often required to traverse the entire length of the colon multiple times. CAD technology can play an important role in improving the accuracy and efficiency of reading CTC cases by automatically identifying potential polyps. CAD technology has been developed to aid radiologists in their review of CTC images as a means of improving polyp detection. The Company believes that CAD could become an important adjunct to CTC.

Advanced Image Analysis and Workflow Solutions in CT Colonography

VeraLook™

iCAD introduced a CAD solution, VeraLook, in August 2010 following FDA clearance of the product. This solution is designed to support detection of colonic polyps in conjunction with CTC. iCAD believes that CAD for CTC is a natural extension of iCAD’s core competencies in image analysis and image processing. The system works in conjunction with third party display workstations and PACS vendors. Field testing of the product was initiated in 2008 and iCAD conducted a multi-reader clinical study of iCAD’s CT Colon CAD product, for use with CTC. Results of the Company’s clinical study, “Impact of Computer-Aided Detection for CT Colonography in a Multireader, Multicase Trial” demonstrated that reader sensitivity improved 5.5% for patients with both small and large polyps with use of CAD. Use of CAD reduced specificity of readers by 2.5%. The clinical relevance of this CAD program was improved reader performance while maintaining high reader specificity. Throughout 2014, iCAD distributes the VeraLook product with advanced visualization reading workstations manufactured by Vital Images, a Toshiba Medical System Group Company. In Q4 2014, iCAD received CFDA (China Food and Drug Administration) approval to sell VeraLook in China.

Sales and Marketing

iCAD, through its Xoft subsidiary, markets the eBx system in the United States and select countries worldwide. The Company has expanded its installed base of eBx systems in the U.S. and has established initial installations in Western Europe including the U.K., Germany and Portugal as well as in Taiwan. Xoft has recently signed distribution agreements in Russia and China and is actively exploring market entry in India, Australia, New Zealand, Turkey, Saudi Arabia, Israel and Eastern Europe. Xoft’s direct sales force sells the system on the basis of its clinical effectiveness as a platform high dose rate, low energy radiation therapy solution for hospitals, ambulatory care centers and free standing radiation oncology facilities and other office-based uses, e.g. dermatology clinical practices. The eBx system offers a distinct competitive advantage in that it is a highly mobile unit with minimal shielding requirements that can easily be moved from room to room within a single healthcare institution or be transported from facility to facility given its relatively compact form factor. Breast IORT is a strategic focus of the Company due to the significant clinical /lifestyle benefits to the patient and economic advantages to the facility. NMSC is an additional strategic priority given the high incidence rate of the disease and the benefits of the Xoft eBx system in this clinical indication. Based on the additional clinical applications including gynecological cancers other IORT applications (in addition to breast IORT), as well as its potential to scale in the future to address other indications for use, the Company believes the Xoft eBx system offers unique flexibility.

Core to the Company’s eBx market development strategy is a comprehensive medical education program. Xoft actively participates in several key industry scientific conferences in the United States and Europe including but not limited to ACRO, Miami Breast, ASBS, ABS, ACS, SSO, AAPM, ESTRO, ISIORT, Milan Breast, AAD, and ASTRO on an annual basis. More recently, Xoft has participated in key dermatology conferences in the U.S. including AAD, Fall and

Winter Dermatology Conferences, ASDS, and ACMS. At select industry conferences and at independent venues, the Company provides specific additional eBx professional education programs and product demonstrations in the form of live symposia in U.S. markets. The Company expanded its medical education program in 2014 to include breast IORT and NMSC educational webinars in both CME and non-CME formats to broaden physician awareness of the Xoft System and eBx technology in the U.S.

The Company further supports breast IORT through its launch of the ExBRT Study in 2012 – a post-market clinical trial designed to enroll 1,000 patients at up to 50 sites. The study enables facilities interested in treating early stage breast cancer patients with the Xoft eBx system to participate in a common clinical protocol and follow enrolled patients for up to ten years. The Company believes that the ExBRT study is led by brachytherapy and breast care physicians including breast surgeons, radiation oncologists, pathologists, and medical physicists from leading U.S. breast cancer care institutions. As of February 2015, the ExBRT study has enrolled more than 500 patients at more than 20 facilities in the U.S. and Europe. Initial clinical results from the ExBRT study are expected to be presented at key breast cancer medical conferences in 2015.

iCAD’s mammography products are sold through its direct regional sales organization in the U.S. as well as through its OEM partners, including GE Healthcare, Fuji Medical Systems, Siemens Medical, Philips Healthcare, Agfa Corporation, Sectra Medical Systems, Planmed, Fuji Medical Systems, IMS Giotto, and Carestream Health, Inc. iCAD’s MRI products are distributed through Invivo and Philips globally. The VeraLook CTC CAD product is distributed by Vital Images, Toshiba, and Viatronix.

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

Competition

The Company’s existing eBx products face competition in breast IORT primarily from one company; Carl Zeiss Meditec, Inc., (“Zeiss”) a multinational company, where eBx products are only one of that company’s many products. Zeiss manufactures and sells eBx products for the use of IORT. Zeiss has expanded their product portfolio to include additional anatomical areas beyond breast IORT. Zeiss now offers a range of radiation therapy applicators for use in various applications including spine, the gastrointestinal tract, skin, and endometrial cancers. Zeiss has an established base of breast IORT installations in Europe where the majority of the TARGIT-A trial clinical sites are located. IntraOp/Mobetron is an additional competitor in the high dose rate (“HDR”) radiation therapy market.

The Company’s NMSC products face numerous competitors utilizing a variety of technologies. Surface Radiation Therapy (SRT) systems including Sensus Healthcare directly compete with the Xoft System in this market in which Dermatologists and Radiation Oncologists seek mobile, efficient, non-surgical treatment options. In late 2013, Elekta received clearance for its electronic brachytherapy system “Esteya” for use in the treatment of NMSC. This system utilizes a low energy 69.5 kV source and a range of surface applicators in a small footprint system profile. Clinical experience with the Esteya system remains limited as of early 2015. Other competitors in the NMSC market include surgery (excision, Mohs surgery, and destruction). Mohs surgery remains the primary treatment option for dermatologists in the majority of NMSC cases. Traditional radiation therapy including external beam radiation therapy is also a treatment modality used to treat NMSC patients.

New market opportunities including expansion of the gynecological product portfolio and other IORT applications beyond breast IORT will bring new competitive dynamics to the Company’s efforts. Larger, more diversified radiation therapy companies offering a wide variety of clinical solutions for HDR brachytherapy including Varian Medical Systems and Elekta compete in these areas. These multi-national firms offer broad product portfolios including a full range of HDR brachytherapy afterloaders and applicators as well as traditional radiation therapy solutions including linear accelerators, treatment planning solutions, and workflow management capabilities.

The Company currently faces direct competition in its mammography CAD business from Hologic, Inc., VuCOMP and Parascript received FDA clearance for their 2D mammography CAD products in February 2012 and September 2013, respectively. The Company believes that its market leadership in mammography CAD and strong relationships with its strategic partners will provide it with a competitive advantage in the mammography CAD market.

Merge Healthcare, Inc. and Invivo Corporation (Philips) are the market leaders in breast MR image analysis. The Company believes that its market leadership in mammography CAD and its strategic partnership with Invivo Corp., provide the Company with a competitive advantage in the breast and prostate imaging markets.

The Company’s CT Colon solution faces competition from the traditional imaging CT equipment manufacturers and emerging CAD companies. Siemens Medical, GE Healthcare, and Philips Medical Systems currently offer polyp detection products outside the U.S. Siemens Medical received FDA clearance for CT Polyp CAD in 2014. The Company expects that CT manufacturers will offer a colonic polyp detection solution as an advanced feature of their image management and display products typically sold with their CT equipment. The Company believes that current regulatory requirements present a significant barrier to entry into this market and that its market leadership in mammography CAD provides it with a competitive advantage within the CT Colonography community.

iCAD operates in highly competitive and rapidly changing markets with competitive products available from nationally and internationally recognized companies. Many of these competitors have significantly greater financial, technical and human resources than iCAD and these competitors are well established in the healthcare market. In addition, some companies have developed or may develop technologies or products that could compete with the products the Company manufactures and distributes or that would render our products obsolete or noncompetitive. Moreover, competitors may achieve patent protection, regulatory approval, or product commercialization before we do, which would limit our ability to compete with them. These and other competitive pressures could have a material adverse effect on the Company’s business.

Manufacturing and Professional Services

The Company’s CAD products are manufactured and assembled by the Company. In addition, the Company conducts purchasing and supply chain management, planning/scheduling, manufacturing engineering, service repairs, quality assurance, inventory management, and warehousing. Once the product has shipped, it is usually installed by one of the Company’s OEM partners at the customer site. When a product sale is made directly to the end customer by iCAD, the product is installed by iCAD personnel at the customer site.

iCAD’s professional services staff is composed of a team of trained and specialized individuals providing comprehensive product support on a pre-sales and post-sales basis. This includes pre-sale product demonstrations, product installations, applications training, and call center management (or technical support). The support center is the single point of contact for the customer, providing remote diagnostics, troubleshooting, training, and service dispatch. Service repair efforts are generally performed at the customer site by third party service organizations or in the Company’s repair depot by the Company’s repair technicians.

Xoft’s portable Axxent® Controller is manufactured and assembled for Xoft by contract manufacturers. Xoft’s electronic brachytherapy miniaturized X-ray source, which is used to deliver radiation directly to the cancerous site, is manufactured in the Company’s San Jose, CA facility. Xoft operations consist of manufacturing, engineering, administration, purchasing, planning and scheduling, service repairs, quality assurance, inventory management, and warehousing. Once the product has shipped, it is installed by Xoft personnel at the customer site.

Xoft’s field service and customer service staff is composed of a team of trained and specialized individuals providing comprehensive product support, physics support, radiation therapists and billing support on a pre-sales and post-sales basis. The field service staff also provides product installations, maintenance, training and service repair efforts generally performed at the customer site. The customer service staff provides pre-sale product demonstrations, customer support, troubleshooting, service dispatch and call center management.

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

We are also subject to a variety of federal, state and foreign laws which broadly relate to our interactions with healthcare practitioners and other participants in the healthcare system, including, among others, the following:

•	anti-kickback, false claims, physician self-referral, and anti-bribery laws, such as the Foreign Corrupt Practices Act, or FCPA, the UK’s Bribery Act 2010, or the UK Anti-Bribery Act;

•	state law and regulation regarding fee splitting and other relationships between health care providers and non-professional entities, including companies providing management and reimbursement services;

•	laws regulating the privacy and security of personally identifiable information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH Act; and

•	healthcare reform laws, such as the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, which we refer to together as PPACA, which include new regulatory mandates and other measures designed to constrain medical costs, as well as stringent new reporting requirements of financial relationships between device manufacturers and physicians and teaching hospitals.

In addition, we are subject to numerous federal, state, foreign and local laws relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances, among others. We may be required to incur significant costs to comply with these laws and regulations in the future, and complying with these laws may result in a material adverse effect upon our business, financial condition and results of operations.

Additionally, in order to market and sell its products in certain countries outside of the U.S., the Company must obtain and maintain regulatory approvals and comply with the regulations of each specific country. These regulations, including the requirements for approvals, and the time required for regulatory review vary by country.

Federal, state, and foreign regulations regarding the manufacture and sale of medical devices and management services and software are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

Reimbursement

The federal and state governments of the United States establish guidelines and pay reimbursements to hospitals and free-standing clinics for diagnostic examinations and therapeutic procedures under Medicare at the federal level and Medicaid at the state level. Private insurers often establish payment levels and policies based on reimbursement rates and guidelines established by the government.

The federal government and the Congress review and adjust rates annually, and from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services in hospitals and free-standing clinics. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations.

Market acceptance of our medical products in the U.S. and other countries is dependent upon the purchasing and procurement practices of our customers, patient demand for our products and procedures, and the reimbursement of patients’ medical expenses by government healthcare programs, private insurers or other healthcare payors.

The provisions of the Affordable Care Act went into effect in 2012. We are continuing to evaluate the Affordable Care Act and its impact on our business. Specifically, one of the components of the law is a 2.3% excise tax on sales of most medical devices, which include our products, which started on January 1, 2013. Other elements of this legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

Intellectual Property

The Company primarily relies on a combination of patents, trade secrets and copyright law, third-party and employee confidentiality agreements, and other protective measures to protect its intellectual property rights pertaining to our products and technologies.

The Company has many patents covering its CAD and eBx technologies expiring between 2018 and 2028. These patents help the Company maintain a proprietary position in its markets. Additionally, the Company has a number of patent applications pending domestically, some of which have been also filed internationally, and the Company plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s CAD and digitizer technologies and products, including CAD for tomosynthesis, CAD for CT colonography and lung and CAD for MRI breast and prostate, as well as Xoft’s current and future eBx technologies and products. The Company has also secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography, a non-exclusive patent license from Cytyc/Hologic which relates to balloon applicators for breast brachytherapy, a non-exclusive license from Yeda Research which relates to the 3TP method for the detection of cancer and a non-exclusive license from Zeiss which relates to brachytherapy. The Company believes it has all the necessary licenses from third parties for software and other technologies in its products; however we do not know if current or future patent applications will issue with the full scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated.

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

Major Customers

The Company operates in two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Company markets its products for digital mammography, MRI, and cancer therapy systems through its direct regional sales organization. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fuji Medical Systems, Siemens Medical and Invivo. OEM partners generated approximately 53% of detection revenues and 22% of revenue overall. GE Healthcare was the largest single customer with approximately $4.1 million in 2014, $3.7 million in 2013, and $4.5 million in 2012 or 9.4%, 11%, and 16% of total revenues, respectively.

Engineering and Product Development

The Company spent $8.8 million, $7.7 million, and $7.8 million on research and development activities during the years ended December 31, 2014, 2013 and 2012, respectively. Research and development expenses are primarily attributed to personnel, consulting, subcontract, licensing and data collection expenses relating to the Company’s new product development and clinical testing.

Employees

As of February, 2015, the Company had 144 employees, of whom 141 are full time employees, with 30 involved in sales and marketing, 34 in research and development, 64 in service, manufacturing, technical support and operations functions, and 16 in administrative functions. None of the Company’s employees is represented by a labor organization. The Company considers its relations with employees to be good.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) or competitive position of the Company.

Financial Geographic Information

The Company’s primary market is in the United States through its direct sales force and OEM partners. Export sales are typically through OEM and channel partners. Total export sales represented approximately $1.8 million or 4% of revenue in 2014 as compared to $1.9 million or 6% of revenue in 2013 and $2.9 million or 10% of total revenue in 2012.

The Company’s principal concentration of export sales is in Europe, which accounted for 40% of the Company’s revenue from export sales in 2014, 65% of the Company’s revenue from export sales in 2013 and 74% of the Company’s revenue from export sales in 2012. France accounted for approximately 17% in 2014, 23% in 2013 and 28% in 2012 of the total revenues from export sales. In addition approximately 13% and 35% of revenues from export sales in 2014 were to the United Kingdom and Canada, respectively.

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

We have incurred significant losses from inception through 2014 and there can be no assurance that we will be able to achieve and sustain future profitability.

We have incurred significant losses since our inception. We incurred a net loss of $1.0 million in fiscal 2014 and have an accumulated deficit of $145.1 million at December 31, 2014. We may not be able to achieve profitability.

We rely on intellectual property and proprietary rights to maintain our competitive position and may not be able to protect these rights.

We rely heavily on proprietary technology that we protect primarily through licensing arrangements, patents, trade secrets, proprietary know-how and non-disclosure agreements. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether we are an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to us. There can also be no assurance that our trade secrets or non-disclosure agreements will provide meaningful protection of our proprietary information. Further, we cannot assure you that others will not independently develop similar technologies or duplicate any technology developed by us or that our technology will not infringe upon patents or other rights owned by others. There is a risk that our patent applications will not result in granted patents or that granted patents will not provide significant protection for our products and technology. Unauthorized third parties may infringe our intellectual property rights, or copy or reverse engineer portions of our technology. Our competitors may independently develop similar technology that our patents do not cover. In addition, because patent applications in the U.S. are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties that relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as intellectual property laws in the U.S. The rights provided by a patent are finite in time. Over the coming years, certain patents relating to current products will expire in the U.S. and abroad thus allowing third parties to utilize certain of our technologies. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology

In addition, in the future, we may be required to assert infringement claims against third parties, and there can be no assurance that one or more parties will not assert infringement claims against us. Any resulting litigation or proceeding could result in significant expense to us and divert the efforts of our management personnel, whether or not such litigation or proceeding is determined in our favor. In addition, to the extent that any of our intellectual property and proprietary rights was ever deemed to violate the proprietary rights of others in any litigation or proceeding or as a result of any claim, we may be prevented from using them, which could cause a termination of our ability to sell our products. Litigation could also result in a judgment or monetary damages being levied against us.

We may be exposed to significant product liability for which we may not have sufficient insurance coverage or be able to procure sufficient insurance coverage.

Our product and general liability insurance coverage may be inadequate with respect to potential claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. If available at all, product liability insurance for the medical device industry generally is expensive. Future product liability claims could be costly to defend and/or costly to resolve and could harm our reputation and business.

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

Our future business is substantially dependent on the continued growth in the market for electronic brachytherapy, full field digital mammography systems, digital computer aided detection products and tomosynthesis as well as advanced image analysis and workflow solutions for use with MRI and CT. The market for these products may not continue to develop or may develop at a slower rate than we anticipate due to a variety of factors, including, general economic conditions, delays in hospital spending for capital equipment, the significant cost associated with the procurement of full field digital mammography systems and CAD products and MRI and CT systems and the reliance on third party insurance reimbursement. In addition we may not be able to successfully develop or obtain FDA clearance for our proposed products.

A limited number of customers account for a significant portion of our total revenue. The loss of a principal customer could seriously hurt our business.

Our principal sales distribution channel for our digital products is through our OEM partners which accounted for 22% of our total revenue in 2014, with one major customer, GE Healthcare at 9.4% of our revenue. In addition six customers accounted for 33% of our total revenue, which includes both OEM partners and direct customers. A limited number of major customers have in the past and may continue in the future to account for a significant portion of our revenue. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results. In July 2014 we acquired the assets of DermEbx and Radion, which combined represented one of our significant customers. There can be no assurance that our revenues will not be adversely impacted as a result of the acquisition.

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

Often, the development of a significant market for a product or treatment will depend upon the establishment of a reimbursement code or an appropriate reimbursement level for use of the product or treatment. Moreover, even if addressed, such reimbursement codes or levels frequently are not established until after a product or treatment is developed and commercially introduced, which can delay the successful commercialization of a product or treatment.

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

In connection with the accounting for our acquisitions, we have recorded a significant amount of goodwill and other intangible assets. In September 2011, we recorded an impairment of $26.8 million on our goodwill. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill of $27.3 million at December 31, 2014 and our other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

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

The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service, could result in denial of payment, disgorgements of reimbursement received under a non-compliant agreement, and possible exclusion from medicare, Medicaid or other federal healthcare programs. In addition to the Stark Law, many states have their own self-referral laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states these self-referral laws apply not only to payment made by a federal health care program but also with respect to other payers, including commercial insurance companies. In addition, some state laws require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider even if the referral itself is not prohibited.

In February 2015, President Obama released the Administration’s proposed fiscal 2016 budget for the Department of Health and Human Services, which recommends the exclusion of anatomic pathology, advanced diagnostic imaging and therapy services, including physical therapy and radiation therapy, from the in-office ancillary services exception to Stark law self-referral restrictions. The in-office ancillary services exception currently allows physicians to provide certain designated health services within the confines of their office without violating the Stark prohibition of self-referrals if certain conditions are met. If adopted, the recommended changes in the budget would eliminate this exception, which could result in a reduction in the provision of certain radiation therapy services by physicians, and could impact our arrangements to provide services and equipment to physicians and professional corporations. The elimination of the in-office ancillary services exception for radiation therapy could require us to modify our contractual arrangements with physicians and professional corporations, which could increase our operating costs, and we could also lose contracts or our revenues could decrease under existing contracts.

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

Increased Regulatory Scrutiny of Relationships with Healthcare Providers

Certain state governments and the federal government have enacted legislation, including the Physician Payments Sunshine Act provisions under the Federal Patient Protection and Affordable Care Act, aimed at increasing transparency of our interactions with healthcare providers. As a result, we are required by law to disclose payments, gifts, and other transfers of value to certain healthcare providers in certain states and to the federal government. Any failure to comply with these legal and regulatory requirements could result in a range of fines, penalties, and/or sanctions, and could affect our business. In addition, we have devoted and will continue to devote substantial time and financial resources to develop and implement enhanced structure, policies, systems and processes to comply with these enhanced legal and regulatory requirements, which may also impact our business.

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

We may be subject to criminal or civil sanctions if we fail to comply with privacy regulations regarding the use and disclosure of sensitive personally identifiable information.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information personally identifiable information, including The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued thereunder (“HIPAA”). In the provision of services to our customers, we and our third party vendors may collect, use, maintain and transmit patient health information in ways that are subject to many of these laws and regulations.

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

Federal and state consumer laws are being applied increasingly by the Federal Trade Commission (FTC) and state attorneys general to regulate the collection, use and disclosure of personal or patient health information, through web sites or otherwise, and to regulate the presentation of web site content. Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personally identifiable information. These laws in many cases are more restrictive than, and not preempted by, HIPAA and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. We may not remain in compliance with the diverse privacy requirements in all of the jurisdictions in which we do business.

HIPAA and federal and state laws and regulations may require users of personally identifiable information to implement specified security measures. Evolving laws and regulations in this area could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, which could have an adverse impact on our results of operations.

New personally identifiable information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

Our services involve the storage and transmission of customers’ proprietary information and patient information, including health, financial, payment and other personal or confidential information. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, the effectiveness of such security efforts is very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third-parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our computer systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or fail to implement adequate preventive measures. Our security measures may not be effective in preventing such unauthorized access. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

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

If our integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we and the acquired companies achieved or might achieve separately.

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

In connection with a Facility Agreement entered into on December 29, 2011, we incurred $15,000,000 principal amount of long-term debt, with $11.25 million currently outstanding. Our debt obligations:

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•	require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	impose restrictions on our ability to incur indebtedness, other than permitted indebtedness, and could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

•	impose restrictions on us with respect to the use of our available cash, including in connection with future acquisitions;

•	require us to maintain at least $5,000,000 of cash and cash equivalents as of the last day of each calendar quarter;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets;

•	could result in an impairment charge if we elected to prepay the facility in advance and

•	could place us at a competitive disadvantage when compared to our competitors who have less debt.

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

Furthermore, our customers might use our software together with products from other companies or those that they have developed internally. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our solution development efforts; impact our reputation and cause significant customer relations problems.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact of the same on our operations or the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2014 and will continue to do so for future fiscal periods. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

An inability to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 could adversely affect investor confidence and, as a result, our stock price.

We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Although we implemented procedures to comply with the requirements of Section 404, there is no assurance that we will continue to meet the requirements. Failure to meet the ongoing requirements of Section 404, our inability to comply with Section 404’s requirements, and the costs of ongoing compliance could have a material adverse effect on investor confidence and our stock price.

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

Our revenue from sales outside of the United States, represented approximately 4% of our revenue for 2014. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

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

We have previously issued options that are exercisable into a significant number of shares of our common stock. Should existing holders of options exercise their securities into shares of our common stock, it may cause significant dilution of equity interests of existing holders of our common stock and reduce the market price of shares of our common stock.

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

The Company’s executive offices are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, and renewed on January 1, 2012, consisting of approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire (the “Premises”). The Lease renewal provided for an annual base rent of $192,780 during 2014; $198,288 for 2015 and $203,796 for 2016. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises. The Company also has the right to extend the term of the Lease for an additional five year period at the then current market rent rate (but not less than the last annual rent paid by the Company).

The Company leased approximately 3,492 square feet of office space located in Fairborn Ohio. The lease provided for a three year and three month term for approximately $43,650 per year, which commenced on January 1, 2011 and terminated in April, 2014.

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

The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it of which the ultimate resolution would have a material adverse effect on its financial condition or results of operations. However, should we fail to prevail in any legal matter or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”. The following table sets forth the range of high and low sale prices for each quarterly period during 2014 and 2013.

Fiscal year ended December 31, 2014	High	Low
First Quarter	$14.11	$9.02
Second Quarter	9.64	5.94
Third Quarter	11.40	6.42
Fourth Quarter	11.63	8.05

Fiscal year ended December 31, 2013
First Quarter	$6.90	$4.25
Second Quarter	6.62	4.24
Third Quarter	6.25	5.27
Fourth Quarter	12.18	5.16

As of February 20, 2015, there were 319 holders of record of the Company’s common stock. In addition, the Company believes that there are in excess of 4,000 holders of its common stock whose shares are held in “street name”.

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

See Item 12 of this Form 10-K for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2014.

Issuer’s Purchases of Equity Securities. For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The Company did not have any repurchases of securities in the quarter ended December 31, 2014.

Item 6.	Selected Financial Data.

The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Selected Statement of Operations Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
Total Revenue	$43,924	$33,067	$28,275	$28,652	$24,575
Gross margin	31,227	23,085	20,031	20,027	19,693
Gross margin %	71.1%	69.8%	70.8%	69.9%	80.1%
Total operating expenses	30,412	24,861	25,443	57,143	26,265
Income (loss) from operations	815	(1,776)	(5,412)	(37,116)	(6,542)
Other (expense) income, net	(1,671)	(5,706)	(3,919)	(395)	348
Net loss	$(1,009)	$(7,608)	$(9,374)	$(37,587)	$(6,224)
Net income (loss) per share
Basic	$(0.07)	$(0.70)	$(0.87)	$(3.45)	$(0.68)
Diluted	$(0.07)	$(0.70)	$(0.87)	$(3.45)	$(0.68)
Weighted average shares outstanding
Basic	14,096	10,842	10,796	10,910	9,166
Diluted	14,096	10,842	10,796	10,910	9,166

Selected Balance Sheet Data

	As of December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$32,220	$11,880	$13,948	$4,576	$16,269
Total current assets	44,616	22,043	21,533	11,109	25,011
Total assets	93,770	58,916	59,993	51,761	95,594
Total current liabilities	22,049	22,452	14,639	12,484	13,308
Long term deferred revenue	1,525	1,726	1,502	1,446	961
Notes and lease payable, long term	6,622	12,005	14,846	—	—
Stockholders’ equity	$62,779	$21,377	$27,665	$36,055	$73,210

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

iCAD is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy for the early identification and treatment of cancer. The Company reports in two segments – Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”).

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

On July 15, 2014 (the “Closing Date”), the Company consummated a business combination pursuant to two Asset Purchase Agreements, one with Radion, Inc., a Delaware corporation (“Radion”), the other with DermEbx, a Series of Radion Capital Partners, LLC, a Delaware limited liability company (“DermEbx” and, together with Radion, the “Sellers”).

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing facilities in New Hampshire and, an operation, research, development, manufacturing and warehousing facility in San Jose, California.

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

The Company has determined that iCAD’s digital, and film based sales generally follow the guidance of FASB ASC Topic 605 “Revenue Recognition” (“ASC 605”) as the software has been considered essential to the functionality of the product per the guidance of ASU 2009-14. Typically, the responsibility for the installation process lies with the OEM partner. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand-alone value to the customer. In these instances, the Company allocates revenue to the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed according to the BESP of the element. Revenue from the digital and film based equipment, when there is installation, is recognized based on the relative selling price allocation of the BESP, when delivered.

Revenue from the certain CAD products is recognized in accordance with ASC 985-605. Sales of this product include training, and the Company has established VSOE for this element. Product revenue is determined based on the residual value in the arrangement, and is recognized when delivered. Revenue for training is deferred and recognized when the training has been completed.

The Company recognizes post contract customer support revenue together with the initial licensing fee for certain MRI products in accordance with 985-605-25-71.

Sales of the Company’s Therapy segment products typically include a controller, accessories, source agreements and services. The Company allocates revenue to the deliverables in the arrangement based on the BESP in accordance with ASU 2009-13. Product revenue is generally recognized when the product has been delivered and service and source revenue is typically recognized over the life of the service and source agreement. The Company includes in service and supplies revenue the following: the sale of physics and management services, the lease of electronic brachytherapy equipment, development fees, supplies and the right to use the Company’s AxxentHub software. Physics and management services revenue and development fees are considered to be delivered as the services are performed or over the estimated life of the agreement. The Company typically bills items monthly over the life of the agreement except for development fees, which are generally billed in advance or over a 12 month period and the fee for treatment supplies which is generally billed in advance.

The Company defers revenue from the sale of certain service contracts and recognizes the related revenue on a straight-line basis in accordance with ASC Topic 605-20, “Services”. The Company provides for estimated warranty costs on original product warranties at the time of sale.

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial results, stability and payment history of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2014 is adequate.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). In the second quarter of 2013, the Company changed the manner in which financial information is reported to the CODM. The Company determined that it had two reporting units and two reportable segments based on the information provided to the Chief Operating Decision Maker (“CODM”). The two segments and reporting units are Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). Each reportable segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. Goodwill was allocated to the reporting units based on the relative fair value of the reporting units as of June 2013. The assets obtained in the acquisition of DermEbx and Radion and the resulting revenues are included in the Therapy segment and, accordingly, the goodwill resulting from the preliminary purchase price allocation is included in goodwill of the Therapy segment.

The Company performed the annual impairment assessment at October 1, 2014 and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value of each reporting unit exceeded the carry value by approximately 315% for the Detection reporting unit and 255% for the Therapy reporting unit. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

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

We determined the fair values for each reporting unit using a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in our forecasts. Our discount rate of approximately 17% is derived from a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.

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

Warrants

In January 2012, the Company entered into several agreements with Deerfield Management, a healthcare investment fund (“Deerfield”), which included a debt facilty agreement and the issuance of warrants (the “Warrants”) to purchase up to 550,000 shares of common stock at an exercise price of $3.50 per share, of which 450,000 shares of the Company’s common stock became immediately exercisable. On April 30, 2014, Deerfield exercised the Warrants, for an aggregate purchase price of $1,575,000, and the Company issued 450,000 shares of common stock. The Warrant obligation was fully satisfied following that exercise. The additional 100,000 shares of common stock that would have become exercisable if the Company extended the debt were cancelled. The Company accounted for the warrants as debt in accordance with ASC 480 “Distinguishing Liabilities from Equity”. On a quarterly basis the Company evaluated the fair value of Warrants using a binomial lattice model. Inputs into the binomial lattice method included expected volatility, interest rate, and probabilities of a voluntary exercise of the warrants as well as the probability of major transaction (i.e. Company sale). The inputs to determine the value of the warrants in the binomial lattice model required significant accounting judgment and estimates.

Stock-Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company grants to employees, directors and contractors, options to purchase common stock at an exercise price equal to the market value of the stock at the date of grant. The Company may grant restricted stock to employees and directors. The underlying shares of the restricted stock grant are not issued until the shares vest, and compensation expense is based on the stock price of the shares at the time of grant. The Company follows ASC 718, “Compensation – Stock Compensation”, (“ASC 718”), for all stock-based compensation.

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

Income Taxes

The Company follows the liability method under ASC 740, “Income Taxes” (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2014 and 2013 as it is more likely than not that the deferred tax asset will not be realized.

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

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Revenue. Revenue for the year ended December 31, 2014 was $43.9 million compared with revenue of $33.1 million for the year ended December 31, 2013, an increase of $10.9 million or 32.8%. Therapy revenue increased $9.2 million and Detection revenue increased $1.7 million.

The table below presents the components of revenue for 2014 and 2013:

	For the year ended December 31,
	2014	2013	Change	% Change
Detection revenue
Product revenue	$10,082	$8,491	$1,591	18.7%
Service and supplies revenue	8,522	8,414	108	1.3%

Subtotal	18,604	16,905	1,699	10.1%

Therapy revenue
Product revenue	8,601	10,045	(1,444)	(14.4)%
Service and supplies revenue	16,719	6,117	10,602	173.3%

Subtotal	25,320	16,162	9,158	56.7%

Total revenue	$43,924	$33,067	$10,857	32.8%

Detection revenues increased by $1.7 million from $16.9 million for the year ended December 31, 2013 to $18.6 million for the year ended December 31, 2014. Detection product revenue increased by $1.6 million and Detection service revenue increased $0.1 million. The increase in Detection product revenue is primarily due to a $0.3 million increase in digital CAD systems and a $1.5 million increase in MRI products, offset by a $0.2 million decrease in film based products. The increase in digital CAD and MRI products are driven by increases in demand primarily from our OEM customers. The decline in revenue from film-based products and accessories was the result of the decreasing market for film based products as most customers have transitioned to digital technologies. Detection service and supplies revenue increased $0.1 million primarily due to an increase in the number of customers with a CAD service contract, offset by a decline in customer with analog service contracts.

Therapy revenue increased 56.7% or $9.2 million to $25.3 million for the year ended December 31, 2014 from $16.2 million in the year ended December 31, 2013. The increase in Therapy revenue was driven by an increase in Therapy service and supplies revenue of $10.6 million offset by a decrease in Therapy product revenue of $1.4 million. The growth of Therapy service and supplies revenue is due to the growing installed base of customers and expanded service offerings available to dermatology customers.

The decrease in Therapy product revenue for the year ended December 31, 2014 is due primarily to a decrease in the average selling price of the Xoft eBx systems sold, as compared to fiscal year ended December 31, 2013. Applicators, which are typically sold with the Xoft eBx system accounted for a decrease of approximately $0.1 million. We expect that sales of the Xoft eBx system will continue to fluctuate.

The increase in Therapy service and supplies revenue of $10.6 million for the year ended December 31, 2014 is due primarily to the impact of the acquisition of the assets of Radion and DermEbx, which contributed $7.8 million of revenue from the acquisition date thru December 31, 2014. Service and supplies revenue has increased and is expected to increase due to the growing installed base of customers and expanded service offerings available to dermatology customers.

Gross Profit. Gross profit was $31.2 million for the year ended December 31, 2014 compared to $23.1 million for the year ended December 31, 2013, an increase of $8.1 million, Therapy gross profit increased $6.4 million from $9.5 million in the year ended December 31, 2013 to $15.9 million in the year ended December 31, 2014. Detection gross profit increased $1.7 million from $13.6 million in the year ended December 31, 2013 to $15.3 million in the year ended December 31, 2014. The increase in Therapy gross profit was due primarily to the increase in Therapy service revenue which has a higher profit than Therapy product revenue. Detection gross profit increased due primarily to the increase in Detection product sales, which have higher gross profits than Detection service revenues.

Gross profit percent was 71.1% for the year ended December 31, 2014 compared to 69.8% for the year ended December 31, 2013. Gross profit percent increased slightly by 1.3%, due primarily to the increase in higher profit service revenue. Gross profit will fluctuate due to the costs related to manufacturing, amortization and the impact of product mix in each segment. Cost of revenue and gross profit for 2014 and 2013 were as follows (in thousands):

	For the year ended December 31,
	2014	2013	Change	% Change
Products	$4,912	$4,668	$244	5.2%
Service and supplies	6,000	4,009	1,991	49.7%
Amortization and depreciation	1,785	1,305	480	36.8%

Total cost of revenue	12,697	9,982	2,715	27.2%

Gross profit	$31,227	$23,085	$8,142	35.3%

Gross profit %	71.1%	69.8%

	For the year ended December 31,
	2014	2013	Change	% Change
Detection gross profit	$15,276	$13,576	$1,700	12.5%
Therapy gross profit	15,951	9,509	6,442	67.7%

Gross profit	31,227	23,085	8,142	35.3%

Operating Expenses:

Operating expenses for 2014 and 2013 are as follows (in thousands):

	For the year ended December 31,
	2014	2013	Change	% Change
Operating expenses:
Engineering and product development	$8,159	$7,043	$1,116	15.8%
Marketing and sales	12,468	10,328	2,140	20.7%
General and administrative	8,044	6,365	1,679	26.4%
Amortization and depreciation	1,741	1,125	616	54.8%

Total operating expenses	$30,412	$24,861	$5,551	22.3%

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2014 increased by $1.1 million or 15.8%, from $7.0 million in 2013 to $8.2 million in 2014. Therapy engineering and product development costs increased by approximately $0.7 million and Detection increased by $0.4 million segment. Clinical trial and research expenses in the Therapy segment increased by approximately $0.5 million, and legal, consulting and salaries and wages were the primary drivers of the increase in the Detection segment. The Company continues to invest in research and development to develop clinical evidence for the Therapy segment and ongoing development to support tomosynthesis in the Detection segment.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2014 increased by $2.1 million or 20.7%, from $10.3 million in 2013 to $12.5 million in 2014. Therapy marketing and sales expenses increased approximately $3.1 million offset by a decrease of $0.9 million in the Detection segment. The increase in Therapy marketing and sales expense was due primarily to an increase in personnel, travel, education and trade show expenses, with the acquisition of the assets of DermEbx and Radion driving the increase in personnel expenses.

The decrease in the Detection segment is primarily due to decreases in personnel expense. The Company expects investments in Marketing and Sales to continue primarily in the Therapy segment to drive awareness through ongoing education programs and presence at trade shows.

General and Administrative. General and administrative expenses for the year ended December 31, 2014 increased by $1.7 million or 26.4%, from $6.4 million in 2013 to $8.0 million in 2014. The increase in general and administrative expenses was primarily due to $0.5 million of expense related to the acquisition and additional legal and audit costs.

Amortization and Depreciation. Amortization and depreciation increased by $0.6 million from $1.1 million to $1.7 million. The primary driver of the increase is the additional intangible assets as a result of the acquisition of the assets of DermEbx and Radion.

Other Income and Expense

	For the year ended December 31,
	2014	2013	Change	Change %
Interest expense	$(2,640)	$(3,277)	637	(19.4)%
Gain (loss) from change in fair value of warrant liability	1,835	(2,448)	4,283	(175.0)%
Loss from extinguishment of debt	(903)	—	(903)	100.0%
Interest income	37	19	18	94.7%

	$(1,671)	$(5,706)	$4,035	(70.7)%

Income tax expense	$153	$126	27	21.4%

The Company recorded $2.6 million of interest expense in 2014 as compared with $3.3 million of interest expense during the year ended December 31, 2013. In April 2014, the Company terminated the Revenue Purchase Agreement with Deerfield, and as a result interest expense decreased as compared to 2013. The Company also recorded a loss from the extinguishment of the Revenue Purchase Agreement of approximately $0.9 million. Interest expense related to the Deerfield financing was $2.4 million for the year ended December 31, 2014 as compared to $3.0 million for the year ended December 31, 2013.

The gain from the change in the fair value of the warrant in 2014 was due primarily to the decrease in the stock price of the Company when it was valued in April 2014 as compared to the price at December 2013. In April 2014, Deerfield exercised the warrants and paid the Company $1.6 million.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Revenue. Revenue for the year ended December 31, 2013 was $33.1 million compared with revenue of $28.3 million for the year ended December 31, 2012, an increase of $4.8 million or 17.0%. Therapy revenue increased $5.2 million and Detection revenue decreased $0.4 million.

The table below presents the components of revenue for 2013 and 2012:

	For the year ended December 31,
	2013	2012	Change	% Change
Detection revenue
Product revenue	$8,491	$9,846	$(1,355)	(13.8)%
Service and supplies revenue	8,414	7,416	998	13.5%

Subtotal	16,905	17,262	(357)	(2.1)%

Therapy revenue
Product revenue	10,045	7,387	2,658	36.0%
Service and supplies revenue	6,117	3,626	2,491	68.7%

Subtotal	16,162	11,013	5,149	46.8%

Total revenue	$33,067	$28,275	$4,792	16.9%

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

Therapy revenue increased 46.8% or $5.2 million to $16.2 million for the year ended December 31, 2013 from $11.0 million in the year ended December 31, 2012. The increase in Therapy revenue was driven by an increase in Therapy product revenue of $2.7 million and an increase in Therapy service and supplies revenue of $2.5 million.

The increase in Therapy product revenue for the year ended December 31, 2013 is due primarily to an increase in number of Xoft eBx systems sold, which increased by 14 units, representing approximately $2.6 million, an increase of 12 systems as compared to the fiscal year ended December 31, 2012. The use of the Xoft eBx system in the treatment of non-melanoma skin cancer contributed to the growth in 2013, and we believe this will continue to be an important market for the growth of Therapy product revenue. Applicators, which are typically sold with the Xoft eBx system accounted for an increase of approximately $0.1 million.

The increase in Therapy service and supplies revenue of $2.5 million for the year ended December 31, 2013 is due an increase in the number of customers and associated service and source contracts purchased by our growing install base. Service and supply revenue is expected to increase as the sales of Xoft eBx systems increase.

Gross Profit. Gross profit was $23.1 million for the year ended December 31, 2013 compared to $20.0 million for the year ended December 31, 2012, an increase of $3.1 million, due primarily to an increase in Therapy gross profit of $3.4 million from $6.1 million in the year ended December 31, 2012 to $9.5 million in the year ended December 31, 2013. This increase was offset by a decrease of $0.3 million from $13.9 million in the year ended December 31, 2012 to $13.6 million in the year ended December 31, 2013 in Detection gross profit. The increase in Therapy gross profit was due primarily to the increase in Therapy revenue.

Gross profit percent was 69.8% for the year ended December 31, 2013 compared to 70.8% for the year ended December 31, 2012. Gross profit percent decreased slightly by 1.0%, due primarily to the $0.5 million impact of the Medical Device Excise tax which was enacted in 2013. Gross profit will fluctuate due to the costs related to manufacturing, amortization and the impact of product mix in each segment. Cost of revenue and gross profit for 2013 and 2012 were as follows (in thousands):

	For the year ended December 31,
	2013	2012	Change	% Change
Products	$4,668	$3,730	$938	25.1%
Service and supplies	4,009	3,188	821	25.8%
Amortization and depreciation	1,305	1,326	(21)	(1.6%)

Total cost of revenue	9,982	8,244	1,738	21.1%

Gross profit	$23,085	$20,031	$3,054	15.2%

Gross profit %	69.8%	70.8%

	For the year ended December 31,
	2013	2012	Change	% Change
Detection gross profit	$13,576	$13,936	$(360)	(2.6%)
Therapy gross profit	9,509	6,095	3,414	56.0%

Gross profit	23,085	20,031	3,054	15.2%

Operating Expenses:

Operating expenses for 2013 and 2012 are as follows (in thousands):

	For the year ended December 31,
	2013	2012	Change	% Change
Operating expenses:
Engineering and product development	$7,043	$7,031	$12	0.2%
Marketing and sales	10,328	10,584	(256)	(2.4%)
General and administrative	6,365	6,359	6	0.1%
Amortization and depreciation	1,125	1,469	(344)	(23.4%)

Total operating expenses	$24,861	$25,443	$(582)	(2.3%)

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2013 increased by $12,000 or 0.2%, from $7.0 million in 2012 to $7.0 million in 2013. Therapy engineering and product development costs increased by approximately $180,000 offset by a decrease of $255,000 in the Detection segment. Clinical trial and research expenses in the Therapy segment increased by approximately $0.2 million which was offset by decreases in consulting and subcontracting in the Detection segment of $0.3 million.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2013 decreased by $0.3 million or 2.6%, from $10.6 million in 2012 to $10.3 million in 2013. Therapy marketing and sales expenses increased approximately $0.5 million offset by a decrease of $0.8 million in the Detection segment. The decrease in marketing and sales expense was due primarily to a decrease in personnel, travel advertising and trade show expenses in the Detection segment offset by increases in sales and personnel expenses in the Therapy segment.

General and Administrative. General and administrative expenses for the year ended December 31, 2013 was $6.4 million in 2012 and $6.4 million in 2013.

Amortization and Depreciation. Amortization and Depreciation decreased by $0.3 million from $1.5 million to $1.1 million, which was due to a reduction in amortization expenses for assets fully amortized.

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

Segment Analysis

The Company operates in and reports results for two segments, Cancer Detection and Cancer Therapy. Segment operating income (loss) includes Cost of Sales, Engineering and Product Development and Marketing and Sales and depreciation and amortization for the respective segment. Adjusted EBITDA is a Non-GAAP measure and excludes Stock Compensation, Depreciation and Amortization expense in the department of the respective segment. The Company does not allocate General and Administrative and depreciation and amortization expense included in General and Administrative expenses, as well as Other Income and Expense to a segment, and accordingly those are included as reconciling items to the Loss before income tax. These non-GAAP metrics may be inconsistent with similar measures presented by other companies and should only be used in conjunction with our results reported according to U.S. GAAP. Any financial measure other than those prepared in accordance with U.S. GAAP should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. A summary of Segment revenues, segment operating income (loss) and segment adjusted EBITDA for each of the fiscal years ended December 31, 2014, 2013 and 2012, respectively are below:

	Year Ended December 31,
	2014	2013	2012
Segment revenues:
Detection	$18,604	$16,905	$17,262
Therapy	25,320	16,162	11,013

Total Revenue	$43,924	$33,067	$28,275

Segment gross profit:
Detection	$15,276	$13,576	$13,936
Therapy	15,951	9,509	6,095

Segment gross profit	$31,227	$23,085	$20,031

Segment operating income (loss):
Detection	$7,231	$5,016	$4,274
Therapy	1,868	(52)	(2,720)

Segment operating income	$9,099	$4,964	$1,554

General, administrative, depreciation and amortization expense	$(8,284)	$(6,740)	$(6,966)
Interest expense	(2,640)	(3,277)	(3,415)
Gain on fair value of warrant	1,835	(2,448)	(539)
Other income	37	19	35
Loss on debt extinguishment	(903)	—	—

Loss before income tax	$(856)	$(7,482)	$(9,331)

Segment adjusted EBITDA:
Detection segment operating income	$7,231	$5,016	$4,274
Stock compensation	352	383	338
Depreciation	188	175	144
Amortization	515	517	519

Detection adjusted EBITDA	$8,286	$6,091	$5,275

Therapy segment operating income (loss)	$1,868	$(52)	$(2,720)
Stock compensation	178	139	97
Depreciation	844	424	595
Amortization	1,739	939	931

Therapy adjusted EBITDA	$4,629	$1,450	$(1,097)

Detection segment operating income improved from $4.3 million for the period ended December 31, 2012 to $5.0 million for the period ended December 31, 2013, and increased to $7.2 million for the year ended December 31, 2014. The increase in segment operating income was primarily the result of reductions in operating expenses from $9.7 million to $8.6 million and $8.0 million in each of the periods ending December 31, 2012, 2013 and 2014, respectively. Detection gross profit improved from approximately $13.9 million or 80% of revenue for the 12 months ended December 31, 2012 to $13.6 million or 80% of revenue for the 12 months ended December 31, 2013 to $15.3 million or 82% of revenue for the 12 months ended December 31, 2014, due to both increases in revenue as well as changes in product mix. Detection segment adjusted EBITDA increased due primarily to the reduction in segment operating expenses, and the improvement in gross margin.

Therapy segment operating income improved from a loss of $2.7 million for the period ended December 31, 2012 to a loss of $52,000 for the period ended December 31, 2013, and income of $1.9 million for the year ended December 31, 2014. The increased in Therapy operating income between the years ended December 31, 2013 and December 31, 2012 was due primarily to the increase in Therapy revenues. The increase in Therapy operating income between the year ended December 31, 2014 and December 31, 2013 is due to the increase in Therapy revenue, driven by the acquisition of the assets of DermEbx and Radion, which increased revenue by $7.9 million from the Closing Date to December 31, 2014. Therapy gross profit improved from approximately $6.1 million or 55% of revenue for the 12 months ended December 31, 2012 to $9.5 million or 59% of revenue for the 12 months ended December 31, 2013 to $16.0 million or 63% of revenue for the 12 months ended December 31, 2014, due primarily to increases in revenue. Revenue from the acquisition of the assets of DermEbx and Radion was primarily service revenue which has a higher gross margin than product revenue. Total operating expenses were $8.8 million, $9.6 million and $14.1 million in each of the periods ending December 31, 2012, 2013 and 2014. The increase in Therapy operating expense for the period ended December 31, 2014 partially is due to the acquisition of the assets of DermEbx and Radion and increased investments in the Therapy segment. Therapy segment adjusted EBITDA increased due primarily to the increase in segment revenues.

Liquidity and Capital Resources

The Company believes that its cash and cash equivalents balance of $32.2 million as of December 31, 2014, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.

The Company had working capital of $22.6 million at December 31, 2014. The ratio of current assets to current liabilities at December 31, 2014 and 2013 was 2.02 and 0.98, respectively. The increase in working capital is due primarily to the increase in cash. The Company raised $28.2 million in March 2014 with an underwritten offering of 2.76 million shares at approximately $11.00 per share, after deducting offering expenses and underwriting discounts.

Net cash provided by operating activities for the year ended December 31, 2014 was $3.2 million compared to net cash used for operations of $1.4 million for 2013. The increase in cash for operating activities during the year ended December 31, 2014 was due primarily to the reduction in net loss from $7.6 million in 2013 to $1.0 million in 2014. During 2014 the Company used cash due to changes in operating assets and liabilities of approximately $1.3 million, an increase of cash used of approximately $0.2 million, driven primarily by changes in accounts receivable and deferred revenue. We expect that changes in accounts receivable and deferred revenue will continue to be the significant driver of changes in cash used in or provided by operations as the Company grows.

The net cash used for investing activities for the year ended December 31, 2014 was $4.7 million. The cash used for investing activities in 2014 was primarily for the acquisition of the assets of DermEbx and Radion of $3.5 million and purchases of fixed assets of $1.2 million.

Net cash provided by financing activities for the year ended December 31, 2014 was $21.9 million. The cash provided by financing activities reflects the underwritten offering in March 2014 of 2.76 million shares at approximately $11.00 per share, with net proceeds of $28.2 million after deducting offering expenses and underwriting discounts, the cash from the exercise of the Deerfield warrants of $1.6 million offset by cash of $4.1 million used to terminate the Revenue Purchase Agreement and $3.75 million payment of the Deerfield facility agreement.

The following table summarizes as of December 31, 2014, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations, and the financing obligations as noted below (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$1,227	$482	$745	$—	$—
Capital Lease Obligations	2,314	1,294	1,020	—	—
Royalty Obligations	2,200	775	1,050	50	325
Notes Payable	12,508	4,415	8,093	—	—
Other Commitments	1,019	1,019	—	—	—

Total Contractual Obligations	$19,268	$7,985	$10,908	$50	$325

Lease Obligations:

As of December 31, 2014, the Company had three lease obligations related to its facilities.

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

The Company leases a facility in San Jose, California under a non-cancelable operating lease which commenced in September, 2012. The facility has office, manufacturing and warehousing space. The operating lease provides for an annual base rent of $248,376 for the first year, $260,064 for the second year, $271,752 for the third year, $283,440 for the fourth year and $295,140 for the fifth year with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.

Royalty Obligations:

As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately four years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $0.6 million.

In December, 2011, the Company settled patent litigation with Zeiss. The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation to the opening balance sheet of Xoft. The present value of the liability was estimated at approximately $0.8 million as of December 31, 2014. The Company has a remaining obligation to pay $0.5 million in June 2015 and $0.5 million in June 2017, for a total of $1.0 million.

Notes Payable:

In December, 2011, the Company entered into several agreements pursuant to which Deerfield agreed to provide $15 million of debt, The Company is obligated to pay quarterly interest payments on the outstanding balance at 5.75%. During October 2014, the Company elected to prepay the first principal payment of $3.75 million which was originally due on the third anniversary of the date of facility agreement in December 2014. The Company is obligated to repay 25% of the principal amount of the note on the fourth anniversary of the date of the Facility Agreement and 50% of such principal amount on the fifth anniversary of the date of the Facility Agreement. The total Notes Payable obligation of $12.5 million includes interest.

Capital Lease Obligations:

The Company entered into a capital lease agreement for the purchase of certain equipment in August 2013 for approximately $409,000 at a rate of 3.99%. Under the guidance of ASC Topic 840, “Leases” the Company determined that the lease was a capital lease as it contained a bargain purchase option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Accordingly, the equipment has been capitalized and a liability was recorded. The Company has a remaining balance of $232,000 as of December 31, 2014. The equipment cost of $409,000 was reflected as property and equipment in the balance sheet and will be depreciated over its useful life.

In connection with the acquisition of DermEbx and Radion, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million thru May, 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. As of December 31, 2014, the outstanding liability for the acquired equipment leases was approximately $2.1 million.

Other Commitments:

Other Commitments include non-cancelable purchase orders with three key suppliers executed in the normal course of business.

Effect of New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which amends ASC 605 “Revenue Recognition” and creates a new Topic 606 “Revenue from Contracts with Customers.” This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company excluded the internal controls of DermEbx and Radion from its assessment, as the Company acquired these two companies in July 15, 2014. Revenue related to the acquired entities was approximately 17.9% of total revenue for fiscal year 2014, and the acquired assets of DermEbx and Radion represented approximately 2.8% of total assets as of December 31, 2014. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included below.

(c) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of iCAD, Inc.,

Nashua, New Hampshire

We have audited iCAD, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iCAD, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A(b), Management’s Annual Report of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DermEbx and Radion (collectively “Radion”), which was acquired on July 15, 2014, and which is included in the consolidated balance sheet of iCAD, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the year then ended. Radion constitutes 2.8% of total assets, as of December 31, 2014, and 17.9% of revenues, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Radion because of the timing of the acquisition which was completed on July 15, 2014. Our audit of internal control over financial reporting of iCAD, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Radion.

In our opinion, iCAD, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iCAD, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 12, 2015

(d) Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2014, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation there has been no such change during such period.

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

There are no family relationships among any of the directors and executive officers of iCAD.

			Director/Officer
Name	Age	Position with iCAD	Since

Dr. Lawrence Howard	62	Chairman of the Board, and Director	2006

Kenneth Ferry	61	Chief Executive Officer, and Director	2006

Kevin Burns	44	President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	2011

Jonathan Go	52	Senior Vice President of Research and Development	2006

Stacey Stevens	47	Senior Vice President of Marketing and Strategy	2006

Rachel Brem, MD	56	Director	2004

Anthony Ecock	53	Director	2008

Robert Goodman, MD	74	Director	2014

Steven Rappaport	66	Director	2006

Somu Subramaniam	60	Director	2010

Elliot Sussman, MD	63	Director	2002

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

Kenneth Ferry has served as the Company’s Chief Executive Officer since May 2006. He has over 25 years of experience in the healthcare technology field, with more than 10 years’ experience in senior management positions. Prior to joining the Company, from October 2003 to May 2006, Mr. Ferry was Senior Vice President and General Manager for the Global Patient Monitoring business for Philips Medical Systems, a leader in the medical imaging and patient monitoring systems business. In this role he was responsible for Research & Development, Marketing, Business Development, Supply Chain and Manufacturing, Quality and Regulatory, Finance and Human Resources. From September 2001 to October 2003, Mr. Ferry served as a Senior Vice President in the North America Field Organization of Philips Medical Systems. From 1983 to 2001, Mr. Ferry served in a number of management positions with Hewlett Packard Company, a global provider of products, technologies, software solutions and services to individual consumers and businesses and Agilent Technologies, Inc., a provider of core bio-analytical and electronic measurement solutions to the communications, electronics, life sciences and chemical analysis industries. We believe Mr. Ferry’s qualifications to serve on our Board of Directors include his global executive leadership skills and significant experience as an executive in the healthcare industry.

Kevin C. Burns is now the Company’s President, Chief Operating Officer, and Chief Financial Officer. Mr. Burns previously served as the Company’s Executive Vice President of Finance and Chief Financial Officer and Treasurer from April 2011 to November 2013 when Mr. Burns was named to his role as Chief Operating Officer. Mr. Burns was named President in February 2014. Mr. Burns has approximately twenty years of professional experience in finance primarily in the technology and healthcare industries. Most recently, Mr. Burns served as senior vice president and chief financial officer at AMICAS, Inc., a publicly traded image and information management solutions company. During his tenure at AMICAS, from November 2004 to May 2010, Mr. Burns led significant revenue and profit growth and culminating in a successful sale of the company. Prior to joining AMICAS, Mr. Burns worked in finance and corporate planning at NMS Communications, a public telecom equipment company in the wireless applications and infrastructure market, from November 2003 to November 2004. Previously, Mr. Burns was the director of corporate development at Demantra, Inc. and has also held senior management positions in finance, accounting and corporate development at MAPICS, Inc. and Marcam Corporation, both public software companies. Mr. Burns earned both a Bachelor of Science degree in Finance and an MBA degree from Babson College.

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

Dr. Rachel Brem is currently the Professor and Vice Chairman in the Department of Radiology at The George Washington University Medical Center and Associate Director of the George Washington Cancer Institute. Dr. Brem has been at the George Washington University since 2000. From 1991 to 1999 Dr. Brem was at the Johns Hopkins Medical Institution where she introduced image guided minimally invasive surgery and previously was the Director of Breast Imaging. Dr. Brem is a nationally and internationally recognized expert in new technologies for the improved diagnosis of breast cancer and has published over 80 manuscripts. We believe Dr. Brem’s qualifications to serve on our Board of Directors include her expertise in the medical field specifically the diagnosis of breast cancer as well as her understanding of our products and market.

Anthony Ecock is a General Partner with the private equity investment firm of Welsh, Carson, Anderson & Stowe (“WCAS”), which he joined in 2007. He has over 25 years of experience in the healthcare field with 8 years in senior management positions at leading healthcare technology companies. At WCAS, Mr. Ecock leads the Resources Group, a team responsible for helping its 30 portfolio companies identify and implement initiatives to increase growth, earnings and cash flow. Before joining WCAS, he served as Vice President and General Manager of GE Healthcare’s Enterprise Sales organization from 2003 to 2007. From 1999 to 2003, he served as Senior Vice President and Global General Manager of Hewlett Packard’s, then Agilent’s and finally Philips’ Patient Monitoring divisions. Mr. Ecock spent his early career at the consulting firm of Bain & Company, where he was a Partner in the healthcare and technology practices and Program Director for Consultant Training. We believe Mr. Ecock’s qualifications to serve on our Board of Directors include his financial expertise and his years of experience in the healthcare and technology markets.

Dr. Robert Goodman is a radiation oncologist who oversees all aspects of care at Jersey City Radiation Oncology. Dr. Goodman has served with Jersey Radiation Oncology since 2001. Prior to joining Jersey City Radiation Oncology, from 1998-2011, Dr. Goodman served as the chair of Radiation Oncology at St. Barnabas Medical Center. From 1977 to 1990, Dr. Goodman served as the Pancoast Professor and Chair of the Department of Radiation Oncology at the University of Pennsylvania. Dr. Goodman also has served as Acting Executive Director of the Hospital of the University of Pennsylvania. He has published extensively in the oncology literature in highly respected peer-reviewed journals and has co-authored a textbook on breast cancer. We believe Dr. Goodman’s qualifications to serve on our Board of Directors include his extensive clinical background and his business leadership experience.

Steven Rappaport has been a partner of RZ Capital, LLC since July 2002, a private investment firm that also provides administrative services for a limited number of clients. From March 1995 to July 2002, Mr. Rappaport was Director, President and Principal of Loanet, Inc., an online real-time accounting service used by brokers and institutions to support domestic and international securities borrowing and lending activities. Loanet, Inc. was acquired by SunGard Data Systems in May 2001. From March 1992 to December 1994, Mr. Rappaport was Executive Vice President of Metallurg, Inc. (“Metallurg”), a producer and seller of high quality specialty metals and alloys, and President of Metallurg’s subsidiary, Shieldalloy Corporation. He served as Director of Metallurg from 1985 to 1998. From March 1987 to March 1992, Mr. Rappaport was Director, Executive Vice President and Secretary of Telerate, Inc. (“Telerate”), an electronic distributor of financial information. Telerate was acquired by Dow Jones over a number of years commencing in 1985 and culminating in January 1990, when it became a wholly-owned subsidiary. Mr. Rappaport practiced corporate and tax law at the New York law firm of Hartman & Craven from August 1974 to March 1987. He became a partner in the firm in 1979. Mr. Rappaport is currently serving as an independent director of a number of open and closed end American Stock Exchange funds of which Credit Suisse serves as the investment adviser and a number of closed end mutual funds of which Aberdeen Investment Trust serves as the adviser. In addition, Mr. Rappaport serves as a director of several privately owned businesses and a few not for profit organizations. We believe Mr. Rappaport’s qualifications to serve on our Board of Directors include his extensive financial and legal expertise combined with his experience as an executive officer, partner and director.

Somu Subramaniam, is currently a Managing Partner and co-founder of New Science Ventures, a New York-based venture capital firm that invests in both early and late stage companies, using novel scientific approaches to address significant unmet needs and create order of magnitude improvements in performance. Mr. Subramaniam serves on several Boards of companies managed in New Science Venture’s portfolio, including Achronix Semiconductor Corporation, RF Arrays, Inc., Lightwire, Inc., Silicon Storage Technology, Inc., MagSil Corporation, Trellis BioScience, Inc., and BioScale, Inc. Prior to starting New Science Ventures in 2004, Mr. Subramaniam was a Director at McKinsey & Co. and at various times led their Strategy Practice, Technology Practice and Healthcare Practice. While at McKinsey, he advised leading multinational companies in the pharmaceuticals, medical devices, biotechnology, photonics, software and semiconductor industries. He was also a member of McKinsey’s Investment Committee. We believe Mr. Subramaniam’s qualifications to serve on our Board include his extensive financial and legal expertise combined with his experience as an executive officer, partner and director.

Dr. Elliot Sussman is currently a Chairman of The Villages Health and Professor of Medicine at the University of South Florida College of Medicine. From 1993 to 2010, Dr. Sussman served as President and Chief Executive Officer of Lehigh Valley Health Network. Dr. Sussman served as a Fellow in General Medicine and a Robert Wood Johnson Clinical Scholar at the University of Pennsylvania, and trained as a resident at the Hospital of the University of Pennsylvania. Dr. Sussman is a director and the Chairperson of the compensation committee of the Board of Directors of Universal Health Realty Income Trust, a public company involved in real estate investment trust primarily engaged in investing in healthcare and human service-related facilities. We believe Dr. Sussman’s qualifications to serve on our Board include his experience as a Chief Executive Officer of a leading healthcare network, combined with his medical background and his understanding of our products and market.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors maintains an Audit Committee which is composed of Mr. Rappaport (Chair), Mr. Ecock and Dr. Sussman. Our Board has determined that each member of the Audit Committee meets the definition of an “Independent Director” under applicable NASDAQ Marketplace Rules. In addition, the Board has determined that each member of the Audit Committee meets the independence requirements of applicable SEC rules and that Mr. Rappaport qualifies as an “audit committee financial expert” under applicable SEC rules.

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

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2014, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.

Code of Ethics

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.

98 Spit Brook Road, Suite 100

Nashua, NH 03062

Attention: Corporate Secretary

Item 11.	Executive Compensation.

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2014. The response to this item will be contained in our proxy statement for our 2015 annual meeting of stockholders under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item will be contained in our proxy statement for our 2015 annual meeting of stockholders in part under the caption “Stock Ownership of Certain Beneficial Owners and Management” and in part below.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2014.

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	1,317,887	$4.79	670,660
Equity compensation plans not approved by security holders (1):	100,000	$5.60	-0-

Total	1,417,887	$4.84	670,660

(1)	Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with non-plan option holders. See Note 5 of Notes to our consolidated financial statements for a description of our Stock Option and Stock Incentive Plans and certain information regarding the terms of the non-plan options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The response to this item is contained in our proxy statement for our 2015 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions,” “Corporate Governance Matters — Director Independence” and “Compensation Committee Report, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The response to this item is contained in our proxy statement for our 2015 annual meeting of stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Annual Report on Form 10-K:

i.	Financial Statements—See Index on page 84.

ii.	Financial Statement Schedule—See Index on page 84. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

iii.	Exhibits—the following documents are filed as exhibits to this Annual Report on Form 10-K:

2(a)	Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer. [incorporated by reference to Annex A of the Company’s proxy statement/prospectus dated May 24, 2002 contained in the Registrant’s Registration Statement on Form S-4, File No. 333-86454].

2(b)	Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett [incorporated by reference to Exhibit 2(a) to the Registrant’s Current Report on Form 8-K for the event dated December 31, 2003].

2(c)	Asset Purchase Agreement as of dated June 20, 2008 between the Registrant and 3TP LLC dba CAD Sciences [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008]. **

2(d)	Agreement and Plan of Merger dated December 15, 2010 by and among the Registrant, XAC, Inc., Xoft, Inc. and Jeffrey Bird as representative of the Xoft, Inc.’s stockholders [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated December 30, 2010]. **

2(e)	Asset Purchase Agreement by and between iCAD, Inc. and Radion, Inc., dated as of July 15, 2014. [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014]. **

2(f)	Asset Purchase Agreement by and between iCAD, Inc. and DermEbx, a series of Radion Capital Partners, LLC, dated as of July 15, 2014. [incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014]. **

3(a)	Certificate of Incorporation of the Registrant as amended through May 31, 2013 [incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2013].

3(b)	Amended and Restated By-laws of the Registrant [incorporated by reference to Exhibit 3 (b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2007].

4.1(a)	Form of Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.2(b)	Form of B Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.3(c)	Registration Rights Agreement, dated as of December 29, 2011 [incorporated by reference to Exhibit 4.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(a)	2002 Stock Option Plan [incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4 (File No. 333-86454)].*

10(b)	2004 Stock Incentive Plan [incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004].*

10(c)	Form of Option Agreement under the Registrant’s 2002 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(d)	Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(e)	2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(f)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(g)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(h)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2014].

10(i)	Lease Agreement dated December 6, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH [incorporated by reference to Exhibit 10(mm) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].

10(j)	2007 Stock Incentive Plan, as amended [incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 16, 2009]. *

10(k)	Form of Option Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009]*

10(l)	Form of Restricted Stock Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009].*

10(m)	Employment Agreement entered into as of September 25, 2012 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 26, 2012] *

10(n)	Employment Agreement entered into as of June 1, 2008 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.8 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(o)	Employment Agreement dated as of June 1, 2008 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10.9 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(p)	Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].

10(q)	Option Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].*

10(r)	Facility Agreement including form of Promissory note, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(s)	Form of Security Agreement by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(t)	Form of Security Agreement by and among Xoft, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(u)	Revenue Purchase Agreement, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.4 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(v)	Revenue Purchase Termination and Amendment of Facility Agreement, dated as of April 28, 2014, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 10-Q filed with the SEC on May 14, 2014].

10(w)	Settlement Agreement, dated as of December 22, 2011, by and among the Company, Carl Zeiss Meditec, AG and Carl Zeiss Meditec,Inc. [incorporated by reference to Exhibit 10(y) to the Registrant’s Report on Form 10-K for the year ended December 31, 2012]

10(x)	Amendment No. 1 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 25, 2013].*

10(y)	Amendment No. 2 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on February 11, 2015].*

21	Subsidiaries

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2014 and 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2014 and 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

*	Denotes a management compensation plan or arrangement.

**	The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

(b) Exhibits—See (a) iii above.

(c) Financial Statement Schedule—See (a) ii above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2015	iCAD, INC.

	By:	/s/ Kenneth Ferry
Kenneth Ferry
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Howard	Chairman of the Board,
Dr. Lawrence Howard	Director	March 12, 2015

/s/ Kenneth Ferry	Chief Executive Officer
Kenneth Ferry	Director (Principal Executive Officer)	March 12, 2015

/s/ Kevin C. Burns	President Chief Operating Officer,
Kevin C. Burns	Chief Financial Officer and Treasurer
(Principal Financial and Accounting
	Officer)	March 12, 2015

/s/ Rachel Brem	Director	March 12, 2015
Rachel Brem, M.D.

/s/ Anthony Ecock	Director	March 12, 2015
Anthony Ecock

/s/ Robert Goodman	Director	March 12, 2015
Robert Goodman, M.D.

/s/ Steven Rappaport	Director	March 12, 2015
Steven Rappaport

/s/ Somu Subramaniam	Director	March 12, 2015
Somu Subramaniam

/s/ Elliot Sussman	Director	March 12, 2015
Elliot Sussman, M.D.

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iCAD, Inc.,

Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of iCAD, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iCAD, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), iCAD Inc. and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 12, 2015

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(in thousands except shares and per share data)
Assets
Current assets:
Cash and cash equivalents	$32,220	$11,880
Trade accounts receivable, net of allowance for doubtful accounts of $203 in 2014 and $73 in 2013	9,642	7,623
Inventory, net	2,214	1,891
Prepaid expenses and other current assets	540	649

Total current assets	44,616	22,043

Property and equipment:
Equipment	8,430	5,245
Leasehold improvements	62	108
Furniture and fixtures	293	283
Marketing assets	331	300

	9,116	5,936
Less accumulated depreciation and amortization	4,861	4,265

Net property and equipment	4,255	1,671

Other assets:
Other assets	132	419
Intangible assets, net of accumulated amortization of $14,738 in 2014 and $12,468 in 2013	17,504	13,674
Goodwill	27,263	21,109

Total other assets	44,899	35,202

Total assets	$93,770	$58,916

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,151	$2,000
Accrued expenses	5,554	3,799
Interest payable	180	483
Notes and capital lease payable, short-term portion	5,044	3,878
Warrant liability	—	3,986
Deferred revenue	9,120	8,306

Total current liabilities	22,049	22,452

Other long-term liabilities	51	68
Deferred revenue, long-term portion	1,525	1,726
Settlement costs, long-term portion	744	1,288
Capital lease—long-term portion	1,020	235
Notes payable, long-term portion	5,602	11,770

Total liabilities	30,991	37,539

Commitments and contingencies (Notes 2 and 8)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 20,000,000 shares; issued 15,732,177 in 2014 and 11,084,119 in 2013; outstanding 15,546,346 in 2014 and 10,898,288 in 2013	157	111
Additional paid-in capital	209,100	166,735
Accumulated deficit	(145,063)	(144,054)
Treasury stock at cost, 185,831 shares in 2014 and 2013	(1,415)	(1,415)

Total stockholders’ equity	62,779	21,377

Total liabilities and stockholders’ equity	$93,770	$58,916

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands except per share data)
Revenue:
Products	$18,683	$18,536	$17,233
Service and supplies	25,241	14,531	11,042

Total revenue	43,924	33,067	28,275
Cost of Revenue:
Products	4,912	4,668	3,730
Service and supplies	6,000	4,009	3,188
Amortization and depreciation	1,785	1,305	1,326

Total cost of revenue	12,697	9,982	8,244

Gross profit	31,227	23,085	20,031

Operating expenses:
Engineering and product development	8,159	7,043	7,031
Marketing and sales	12,468	10,328	10,584
General and administrative	8,044	6,365	6,359
Amortization and depreciation	1,741	1,125	1,469

Total operating expenses	30,412	24,861	25,443

Income (loss) from operations	815	(1,776)	(5,412)
Other (expense) income:
Interest expense	(2,640)	(3,277)	(3,415)
Gain (loss) from change in fair value of warrant liability	1,835	(2,448)	(539)
Loss from extinguishment of debt	(903)	—	—
Interest income	37	19	35

Other expense, net	(1,671)	(5,706)	(3,919)

Loss before income tax expense	(856)	(7,482)	(9,331)
Income tax expense	153	126	43

Net loss and comprehensive loss	$(1,009)	$(7,608)	$(9,374)

Net loss per share:
Basic	$(0.07)	$(0.70)	$(0.87)
Diluted	$(0.07)	$(0.70)	$(0.87)
Weighted average number of shares used in computing loss per share:
Basic	14,096	10,842	10,796
Diluted	14,096	10,842	10,796

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2011	10,950,902	$110	$164,432	$(127,072)	$(1,415)	$36,055
Issuance of common stock relative to vesting of restricted stock, net of 4,789 shares forfeited for tax obligations	43,031	—	(12)	—	—	(12)
Stock-based compensation	—	—	996	—	—	996
Net loss	—	—	—	(9,374)	—	(9,374)

Balance at December 31, 2012	10,993,933	110	165,416	(136,446)	(1,415)	27,665
Issuance of common stock relative to vesting of restricted stock, net of 5,249 shares forfeited for tax obligations	41,759	—	(28)		—	(28)
Issuance of common stock pursuant to stock option plans	48,427	1	145		—	146
Stock-based compensation			1,202		—	1,202
Net loss				(7,608)	—	(7,608)

Balance at December 31, 2013	11,084,119	111	166,735	(144,054)	(1,415)	21,377
Issuance of common stock relative to vesting of restricted stock, net of 9,904 shares forfeited for tax obligations	75,530	1	(111)	—	—	(110)
Issuance of common stock for warrants exercised	450,000	4	3,722	—	—	3,726
Issuance of stock for acquisitions	1,200,000	12	8,544	—	—	8,556
Issuance of common stock pursuant to stock option plans	162,528	1	707	—	—	708
Sale of common stock	2,760,000	28	28,186	—	—	28,214
Stock-based compensation	—	—	1,318	—	—	1,318
Net loss	—	—	—	(1,009)	—	(1,009)

Balance at December 31, 2014	15,732,177	$157	$209,100	$(145,063)	$(1,415)	$62,779

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,009)	$(7,608)	$(9,374)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,256	706	891
Amortization	2,270	1,724	1,904
Bad debt provision	167	35	—
Loss on extinguishment of debt	903	—	—
Loss on disposal of assets	—	53	174
Loss (gain) from change in fair value of warrant liability	(1,835)	2,448	539
Stock-based compensation expense	1,318	1,202	996
Amortization of debt discount and debt costs	1,246	856	1,012
Interest on settlement obligations	206	266	388
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(840)	(2,678)	(976)
Inventory	(323)	228	(79)
Prepaid and other assets	11	(126)	469
Accounts payable	150	60	815
Accrued expenses	296	(609)	(1,775)
Deferred revenue	(612)	2,010	812

Total adjustments	4,213	6,175	5,170

Net cash provided by (used for) operating activities	3,204	(1,433)	(4,204)

Cash flow from investing activities:
Additions to patents, technology and other	(50)	(168)	(70)
Additions to property and equipment	(1,214)	(539)	(665)
Acquisition of Radion Inc, and DermEbx	(3,482)	—	—

Net cash used for investing activities	(4,746)	(707)	(735)

Cash flow from financing activities:
Issuance of common stock for cash, net	28,214	—	—
Stock option exercises	708	146	—
Warrant exercise	1,575	—	—
Taxes paid related to restricted stock issuance	(110)	(28)	(14)
Principal payments of capital lease obligations	(655)	(46)	—
Principal repayment of debt financing, net	(7,850)	—	—
Proceeds from debt financing, net	—	—	14,325

Net cash provided by financing activities	21,882	72	14,311

Increase (decrease) in cash and equivalents	20,340	(2,068)	9,372
Cash and equivalents, beginning of year	11,880	13,948	4,576

Cash and equivalents, end of year	$32,220	$11,880	$13,948

Supplemental disclosure of cash flow information:
Interest paid	$1,637	$2,163	$1,516

Taxes paid	$157	$78	$55

Equipment purchased under capital lease	$—	$409	$—

Non-cash items from investing and financing activities:
Settlement of warrant liability with purchase of common stock	$2,151	—	—

Issuance of common stock related to acquisition of Radion, Inc and DermEbx	$8,556	—	—

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Nature of Operations and Use of Estimates

iCAD, Inc. and subsidiaries (the “Company” or “iCAD”) is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy for the early identification and treatment of cancer.

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

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts and, an operation, research, development, manufacturing and warehousing facility in San Jose, California.

The Company operates in two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy products. The Company sells its products throughout the world through its direct sales organization as well as through various OEM partners, distributors and resellers. See Note 7 for segment, major customer and geographical information.

The Company has reclassified on the statement of operations revenue for disposable applicators and supplies of to service and supplies revenue that was previously included in product revenue to conform to current period classification. The Company has reclassified on the statement of operations for the revenue for disposable applicators and supplies and other related expenses service and supplies cost of revenue that was previously included in cost of product revenue to conform to current period classification. The Company reclassified depreciation previously included in product and service cost of revenue to amortization and depreciation as a separate component of cost of revenue.

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; Xoft, Inc. and Xoft Solutions, LLC. All material inter-company transactions and balances have been eliminated in consolidation.

(c) Cash and cash equivalents

The Company defines cash and cash equivalents as all bank accounts, money market funds, deposits and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Insurance coverage is $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2014 approximated $31.1 million.

(d) Financial instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and warrants. Due to their short term nature and market rates of interest, the carrying amounts of the financial instruments approximated fair value as of December 31, 2014 and 2013, with the exception of warrants. The fair value of warrants is more fully described in Note 1(r).

(e) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2014 and 2013 is adequate.

The following table summarizes the allowance for doubtful accounts for the three years ended December 31, 2014 (in thousands):

	2014	2013	2012
Balance at beginning of period	$73	$48	$54
Additions charged to costs and expenses	167	35	—
Reductions	(37)	(10)	(6)

Balance at end of period	$203	$73	$48

(f) Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records an allowance for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. At December 31, 2014 and 2013 respectively inventories consisted of the following (in thousands):

	As of December 31,
	2014	2013
Raw materials	$955	$581
Work in process	54	38
Finished Goods	1,205	1,272

Inventory	$2,214	$1,891

(g) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter for leasehold improvements (see below).

Estimated life
Equipment	3-5 years
Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Marketing assets	3-5 years

(h) Long Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company did not record any impairment losses in the years ended December 31, 2014, 2013 or 2012.

Intangible assets subject to amortization consist primarily of patents, technology, customer relationships and trade names purchased in the Company’s previous acquisitions. These assets, which include assets from the acquisition of the assets of DermEbx and Radion and the acquisition of Xoft, Inc., are amortized on a straight-line basis consistent with the pattern of economic benefit over their estimated useful lives of 5 to 15 years. A summary of intangible assets for 2014 and 2013 are as follows (in thousands):

	2014	2013	Weighted average useful life
Gross Carrying Amount
Patents and licenses	$767	$737	5 years
Technology	25,639	24,909	10 years
Customer relationships	5,548	248	7 years
Tradename	288	248	10 years

Total amortizable intangible assets	32,242	26,142

Accumulated Amortization
Patents and licenses	$517	$471
Technology	13,076	11,589
Customer relationships	896	160
Tradename	249	248

Total accumulated amortization	14,738	12,468

Total amortizable intangible assets, net	$17,504	$13,674

Amortization expense related to intangible assets was approximately $2,270, $1,724 and $1,904 for the years ended December 31, 2014, 2013, and 2012, respectively. Estimated remaining amortization of the Company’s intangible assets is as follows (in thousands):

For the years ended December 31:	Estimated amortization expense
2015	$3,095
2016	2,462
2017	2,254
2018	1,934
2019	1,659
Thereafter	6,100

$17,504

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

The Company performed an annual impairment assessment at October 1, 2014 and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value of each reporting unit exceeded the carry value by approximately 315% for the Detection reporting unit and 255% for the Therapy reporting unit. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

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

The Company determined the fair values for each reporting unit using a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The Company used internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on the most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in the forecasts. The discount rate of approximately 17% is derived from a capital asset pricing model and analyzing published rates for industries relevant to the reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the internally developed forecasts.

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

A rollforward of goodwill activity by reportable segment is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—

Balance at December 31, 2013	7,663	13,446	21,109

Acquistion of DermEbx and Radion	—	6,154	6,154

Balance at December 31, 2014	$7,663	$19,600	$27,263

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

The Company has determined that iCAD’s digital, and film based sales generally follow the guidance of FASB ASC Topic 605 “Revenue Recognition” (“ASC 605”) as the software has been considered essential to the functionality of the product per the guidance of ASU 2009-14. Typically, the responsibility for the installation process lies with the OEM partner. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand-alone value to the customer. In these instances, the Company allocates the revenue to the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed according to the BESP of the element. Revenue from the digital and film based equipment when there is installation, is recognized based on the relative selling price allocation of the BESP, when delivered.

Revenue from the certain CAD products is recognized in accordance with ASC 985-605. Sales of this product include training, and the Company has established VSOE for this element. Product revenue is determined based on the residual value in the arrangement, and is recognized when delivered. Revenue for training is deferred and recognized when the training has been completed.

The Company recognizes post contract customer support revenue together with the initial licensing fee for certain MRI products in accordance with 985-605-25-71.

Sales of the Company’s Therapy segment products typically include a controller, accessories, source agreements and services. The Company allocates revenue to the deliverables in the arrangement based on the BESP in accordance with ASU 2009-13. Product revenue is generally recognized when the product has been delivered and service and source revenue is typically recognized over the life of the service and source agreement. The Company includes in service and supplies revenue the following: the sale of physics and management services, the lease of electronic brachytherapy equipment, development fees, supplies and the right to use the Company’s AxxentHub software. Physics and management services revenue and development fees are considered to be delivered as the services are performed or over the estimated life of the agreement. The Company typically bills items monthly over the life of the agreement except for development fees, which are generally billed in advance or over a 12 month period and the fee for treatment supplies which is generally billed in advance.

The Company defers revenue from the sale of certain service contracts and recognizes the related revenue on a straight-line basis in accordance with ASC Topic 605-20, “Services”. The Company provides for estimated warranty costs on original product warranties at the time of sale.

(k) Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs, amortization of acquired technology and medical device tax.

(l) Warranty Costs

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends, including in the volume and cost of product returns during the warranty period. Warranty provisions and claims for the years ended December 31, 2014, 2013 and 2012, were as follows (in thousands):

	2014	2013	2012
Beginning accrual balance	$25	$36	$89
Warranty provision	58	96	37
Usage	(69)	(107)	(90)

Ending accrual balance	$14	$25	$36

The warranty costs above include long-term warranty obligations of $5,000, $8,000 and $10,000 for the years ended December 31, 2014, 2013 and 2011, respectively.

(m) Engineering and Product Development Costs

Engineering and product development costs relate to research and development efforts including Company sponsored clinical trials which are expensed as incurred.

(n) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2014, 2013 and 2012 was approximately $882,000, $639,000 and $762,000 respectively.

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands, except per share amounts):

	2014	2013	2012
Net loss available to common shareholders	$(1,009)	$(7,608)	$(9,374)

Basic shares used in the calculation of earnings per share	14,096	10,842	10,796
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock	—	—	—

Diluted shares used in the calculation of earnings per share	14,096	10,842	10,796

Net loss per share :
Basic	$(0.07)	$(0.70)	$(0.87)
Diluted	$(0.07)	$(0.70)	$(0.87)

The following table summarizes the number of shares of common stock for securities, warrants and restricted stock that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	2014	2013	2012
Common stock options	1,417,887	1,334,955	1,434,945
Warrants	—	550,000	550,000
Restricted Stock	309,317	216,250	67,075

	1,727,204	2,101,205	2,052,020

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares were excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.

(p) Income Taxes

The Company follows the liability method under ASC Topic 740, “Income Taxes”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2014 and 2013, as it is more likely than not that the deferred tax asset will not be realized. Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes.

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

(q) Stock-Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company may grant to employees, directors and contractors, options to purchase common stock at an exercise price equal to the market value of the stock at the date of grant. The Company may grant restricted stock to employees and directors. The underlying shares of the restricted stock grant are not issued until the shares vest, and compensation expense is based on the stock price of the shares at the time of grant. The Company follows FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), for all stock-based compensation. Under this application, the Company is required to record compensation expense over the vesting period for all awards granted.

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

(r) Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”). This topic defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability

(an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The fair value measurement for the contingent consideration liability is valued using Level 3 inputs. In connection with the acquisition of Xoft, the Company recorded a contingent consideration liability of $5.0 million based upon the estimated fair value of the additional earn-out potential for the sellers that is tied to cumulative net revenue of Xoft products from January 1, 2011 through December 31, 2013, payable January, 2014. As of December 31, 2013, the Company did not meet the cumulative net revenue criteria and accordingly the value of the contingent consideration was $0.0 million.

In connection with the financing as further described in Note 3 the Company issued 550,000 warrants to Deerfield in December 2011. On April 30, 2014, Deerfield exercised 450,000 warrants for an aggregate purchase price of $1,575,000, and the Company issued 450,000 shares of common stock, and cancelled the remaining 100,000 warrants issued to Deerfield, since these 100,000 warrants were exercisable only in the event the Company extended the last debt payment for an additional year. The warrant obligation was fully satisfied following that exercise. The liability for the warrants associated with the debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. The warrant was valued at $2,151,000 as of

April 30, 2014 immediately prior to exercise which included a gain of $699,000. Significant assumptions in valuing the warrant liability were as follows as of December 31, 2013 and April 30, 2014.

	April 30, 2014	December 31, 2013
Warrants
Exercise price	$3.50	$3.50
Volatility	40.8%	56.2%
Equivalent term (years)	0.00	4.00
Risk-free interest rate	0.1%	1.3%

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$26,530	$—	$—	$26,530

Total Assets	$26,530	$—	$—	$26,530

Liabilities
Warrants	—	—	—	—

Total Liabilities	$—	$—	$—	$—

Fair value measurements using: (000’s) as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$7,572	$—	$—	$7,572

Total Assets	$7,572	$—	$—	$7,572

Liabilities
Contingent Consideration	$—	$—	$—	$—
Warrants	—	—	3,986	3,986

Total Liabilities	$—	$—	$3,986	$3,986

The following table provides a summary of changes in the fair value of the warrants during the period are as follows (in thousands):

Warrants	Amount
Balance as of December 31, 2012	$1,538
Loss from change in fair value of warrant	2,448

Balance as of December 31, 2013	3,986
Gain from change in fair value of warrant	(1,835)
Warrant exercise	(2,151)

Balance as of December 31, 2014	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We recorded an estimated impairment charge for goodwill of $26.8 million during the year ended December 31, 2011. We did not consider any assets to be impaired during the years ended December 31, 2014, 2013 or 2012.

(s) Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires the Company to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which amends ASC 605 “Revenue Recognition” and creates a new Topic 606 “Revenue from Contracts with Customers.” This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the effect of this update on its financial statements and have not yet determined the method of initial application that it will use.

(2)	Acquisition of the assets of DermEbx and Radion

On July 15, 2014 (the “Closing Date”), the Company entered into two Asset Purchase Agreements, one with Radion, the other with DermEbx (the “Acquisition”). Pursuant to the Asset Purchase Agreement with DermEbx, the Company purchased substantially all of the assets of DermEbx, including all of DermEbx’s intellectual property and customer contracts. The Company paid to DermEbx the following consideration: (i) $1,600,000 in cash and (ii) the issuance to DermEbx of 600,000 restricted shares of the Company’s common stock, $0.01 par value per share. The Company held back $500,000 of the cash consideration for purposes of a purchase price adjustment based on the working capital of DermEbx, which adjustment is in the settlement process. The 600,000 restricted shares are subject to the following provisions; 25% shall be restricted from resale up until the date that is two trading days after the Company announces its fourth quarter 2014 earnings; 30% of the shares shall be restricted from resale for a period of twenty-four (24) months from the date of the agreement; and 30% of the shares shall be restricted from resale for a period of thirty-six (36) months from the date of the agreement. In addition the Company delivered the remaining 15%, or 90,000, of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of eighteen (18) months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by DermEbx under the DermEbx Asset Purchase Agreement.

Pursuant to the terms of the Asset Purchase Agreement with Radion, the Company purchased substantially all of the assets of Radion, including all of Radion’s intellectual property and customer contracts. The Company paid to Radion the following consideration: (i) $2,382,000 in cash which included $182,000 payoff of an existing note payable and (ii) the issuance to Radion of 600,000 restricted shares of the Company’s common stock. The 600,000 restricted shares are subject to the following provisions; 25% shall be restricted from resale until the date that is two trading days after the Company announces its fourth quarter 2014 earnings; 30% of the shares shall restricted from resale for a period of twenty-four (24) months from the date of the agreement; and 30% of the shares shall be restricted from resale for a period of thirty-six (36) months from the date of the agreement. In addition the Company delivered the remaining 15% or 90,000 of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of eighteen (18) months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by Radion under the Radion Asset Purchase Agreement.

As a result of the acquisitions of the assets of DermEbx and Radion the Company now offers solutions that enable dermatologists and radiation oncologists to develop, launch and manage their eBx programs for the treatment of non-melanoma skin cancer, which we believe will provide opportunities to drive additional revenues in our Cancer Therapy segment. We do not anticipate significant synergies from this business; however we were able to consolidate the business operations of DermEbx and Radion in our San Jose, California facility.

The amounts allocated to purchased and developed software, customer relationships, trade names, employee non-compete agreements and backlog were estimated primarily through the use of discounted cash flow valuation techniques. Appraisal assumptions utilized under these methods include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. Acquired intangible assets are being amortized over the estimated useful lives as set forth in the following table. The following is a summary of the preliminary allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the amortizable lives of the intangible assets:

	Amount	Estimated Amortizable Life
Current assets	$3,457
Property and equipment	2,625	3–7 Years
Identifiable intangible assets	6,050	5–10 Years
Goodwill	6,154
Current liabilities	(4,316)
Long-term liabilities	(2,114)

Purchase price	$11,856

The goodwill of $6.2 million is deductible for income tax purposes.

The Condensed Consolidated Financial statements include the operations of DermEbx and Radion from the Closing Date through December 31, 2014, which represents revenue of approximately $7.9 million in the statement of operations.

The unaudited proforma operating results for the Company for the years ended December 30, 2014 and 2013, respectively assuming the acquisition of the assets of DermEbx and Radion occurred as of January 1, 2013 are as follows (in thousands except per share amounts):

	December 31
	2014	2013
Revenue	$48,145	$35,639
Income (loss) from operations	2,518	(5,402)
Net income (loss)	538	(11,376)
Basic net income (loss) per share	$0.04	$(1.05)
Diluted net income (loss) per share	0.04	(1.05)
Basic shares	14,096	10,842
Diluted shares	15,097	10,842

(3)	Financing Arrangements

In December, 2011, the Company entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (“Deerfield”), pursuant to which Deerfield agreed to provide $15 million in funding to the Company. The agreements consist of a Facility Agreement (the “Facility Agreement”), a Revenue Purchase Agreement (the “Revenue Purchase Agreement”) and the issuance of warrants to purchase up to 550,000 shares of the Company’s common stock at an exercise price of $3.50 (the “Warrants”). In accordance with the Facility Agreement, the Company is obligated to repay $15 million in three payments due as follows: $3.75 million due December 2014, $3.75 million due December 2015, and $7.5 million due December 2016, together with interest on the outstanding obligation at 5.75% per annum. On October 29, 2014, the Company paid $3.75 million that was due in December 2014 to Deerfield under the Facility Agreement. The original agreement also specified the Company could extend the final payment of $7.5 million to $3.75 million in December 2016 and $3.75 million in December 2017. In accordance with the Revenue Purchase Agreement, the Company was obligated to pay 4.25% of annual revenues up to $25 million, 2.75% of annual revenues from $25 million to $50 million during 2013 and 2014, and 2.25% of annual revenues during 2015, 2016 and 2017 (if the Facility Agreement was extended), and 1.0% of annual revenues in excess of $50 million.

On April 30, 2014, the Company agreed to pay Deerfield $4.1 million to terminate the Revenue Purchase Agreement, which eliminated the ability to extend the last debt payment for an additional year and eliminated the payment obligation for 2017 under the Revenue Purchase Agreement. The Company recorded a loss of $0.9 million in connection with termination of the Revenue Purchase Agreement. In addition, Deerfield exercised their Warrants, for an aggregate purchase price of $1,575,000, and the Company issued 450,000 shares of common stock to Deerfield, pursuant to the terms of the Warrants. The Warrants to purchase an additional 100,000 shares of common stock were cancelled, since these Warrants were exercisable only in the event the Company extended the last debt payment for an additional year.

The following amounts are included in the consolidated balance sheet as of December 31, 2014 and 2013, respectively related to the Facility and Revenue Purchase agreements:

	December 31, 2014	December 31, 2013
Principal Amount of Facility Agreement	$15,000	$15,000
Unamortized discount	(1,898)	(3,116)
Principal repayment	(3,750)	—

Carrying amount of Facility Agreement	9,352	11,884

Revenue Purchase Agreement	—	3,636

Less current portion of Facility Agreement	(3,750)	(3,750)

Notes payable long-term portion	$5,602	$11,770

The following amounts are included in interest expense in our consolidated statement of operations for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Cash interest expense	$1,271	$2,155
Non-cash amortization of debt discount	1,053	674
Amortization of debt costs	110	182
Amortization of settlement obligations	206	266

Total interest expense	$2,640	$3,277

Cash interest expense represents the amount of interest expected to be paid in cash under the agreements, which represents the interest of 5.75% on the Facility Agreement and the cash payments on the Revenue Purchase Agreement that was terminated in April 2014. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs represents the costs incurred with the financing, which is primarily the facility fee and the finder’s fee which has been capitalized and is expensed using the effective interest method. The amortization of the settlement obligations represent the interest associated with the settlement agreements for both Zeiss and Hologic, Inc. (”Hologic”), see Note 8(f) to our Consolidated Financial Statements.

(4)	Accrued Expenses

Accrued expenses consist of the following at December 31, (in thousands):

	2014	2013
Accrued salary and related expenses	$2,518	$2,020
Accrued accounts payable	1,589	1,012
Accrued professional fees	414	284
Accrued short term settlement costs	698	221
Other accrued expenses	287	216
Deferred rent	48	46

	$5,554	$3,799

(5)	Stockholders’ Equity

(a) Stock Options

The Company has five stock option or stock incentive plans, which are described as follows:

The 2001 Stock Option Plan (the “2001 Plan”).

The 2001 Plan was adopted by the Company’s stockholders in August 2001. The 2001 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 240,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted to date under the 2001 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options shall expire not later than five years after the date of grant. Non-qualifying options granted under the 2001 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2014 there are no further options available for grant under this plan.

The 2002 Stock Option Plan (the “2002 Plan”).

The 2002 Plan was adopted by the Company’s stockholders in June 2002. The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 100,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted to date under the 2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2014, there are no further options available for grant under the 2002 Plan.

The 2004 Stock Incentive Plan (the “2004 Plan”).

The 2004 Plan was adopted by the Company’s stockholders in June 2004. The 2004 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 200,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2004 Plan generally vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2004 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2014, there are no further shares available for grant under the 2004 Plan.

The 2005 Stock Incentive Plan (the “2005 Plan”).

The 2005 Plan was adopted by the Company’s stockholders in June 2005. The 2005 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2005 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 120,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2005 Plan generally vest 100% over periods extending from the date of grant to three years from the date of grant and expire not later than five years after the date of grant, except for 10% stockholders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2005 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2014, there were 9,773 shares available for issuance under the 2005 Plan.

The 2007 Stock Incentive Plan (the “2007 Plan”).

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

With respect to options granted under the 2007 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2014, there were 28,854 shares available for issuance under the 2007 Plan.

The 2012 Stock Incentive Plan (the “2012 Plan”).

The 2012 Plan was adopted by the Company’s stockholders in May 2012 and amended in May 2014. The 2012 Plan, as amended, provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. Awards may be granted singly, in combination, or in tandem. Subject to anti-dilution adjustments as provided in the amended 2012 Plan, (i) the amended 2012 Plan provides for a total of 1,600,000 shares of the Company’s common stock to be available for distribution pursuant to the amended 2012 Plan, and (ii) the maximum number of shares of the Company’s common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the amended 2012 Plan during any calendar year or part of a year may not exceed 250,000 shares.

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

With respect to options granted under the 2012 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2014, there were 627,721 shares available for issuance under the 2012 Plan.

A summary of stock option activity for all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2012	1,080,722	$9.75
Granted	693,601	$2.43
Exercised	—	$0.00
Forfeited	(339,378)	$15.95

Outstanding, December 31, 2012	1,434,945	$4.75
Granted	46,537	$5.42
Exercised	(48,427)	$3.00
Forfeited	(98,100)	$11.62

Outstanding, December 31, 2013	1,334,955	$4.34
Granted	281,043	$8.08
Exercised	(162,528)	$4.36
Forfeited	(35,583)	$13.62

Outstanding, December 31, 2014	1,417,887	$4.84	6.6 years

Exercisable at December 31, 2012	485,553	$7.06

Exercisable at December 31, 2013	743,910	$5.09

Exercisable at December 31, 2014	955,210	$4.43	5.8 years

Available for future grants at December 31, 2014 from all plans: 666,348

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenue	$13	$21	$15
Engineering and product development	165	228	178
Marketing and sales	353	273	242
General and administrative expense	787	680	561

	$1,318	$1,202	$996

As of December 31, 2014, there was $2.2 million of total unrecognized compensation costs related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 1.19 years.

Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2014	2013	2012
Average risk-free interest rate	0.85%	0.53%	0.98%
Expected dividend yield	None	None	None
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	64.2% to 69.4%	57.6% to 68.9%	65.9% to 68.9%
Weighted average exercise price	$8.09	$5.42	$2.43
Weighted average fair value	$3.84	$2.35	$1.17

The Company’s 2014, 2013 and 2012, average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future

The aggregate intrinsic value of options outstanding at December 31, 2014, 2013 and 2012 was $6.3 million, $10.0 million and $1.8 million, respectively. The aggregate intrinsic value of the options exercisable at December 31, 2014, 2013 and 2012 was $4.6 million, $5.1 million and $0.3 million, respectively. The aggregate intrinsic value of stock options exercised during 2014, 2013 and 2012 was $1.0 million, $0.5 million and $0, respectively. The Company used the closing market price of $9.17, $11.66 and $4.79 per share at December 31, 2014, 2013 and 2012, respectively, to determine the aggregate intrinsic values of options outstanding and exercisable.

(b) Restricted Stock

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. A summary of restricted stock activity for all equity incentive plans is as follows:

	Years Ended December 31,
	2014	2013	2012
Beginning outstanding balance	216,250	67,075	122,795
Granted	180,500	196,250	—
Vested	(85,434)	(47,008)	(47,820)
Forfeited	(1,999)	(67)	(7,900)

Ending outstanding balance	309,317	216,250	67,075

The aggregate intrinsic value of restricted stock outstanding at December 31, 2014, 2013 and 2012 was $2.8 million, $2.5 million, and $0.3 million, respectively. The aggregate intrinsic value of restricted stock vested during 2014, 2013 and 2012 was $0.8 million, $0.5 million and $0.2 million, respectively. The Company used the closing market price of $9.17, $11.66 and $4.79 per share at December 31, 2014, 2013 and 2012, respectively, to determine the aggregate intrinsic values.

(6)	Income Taxes

The components of income tax expense for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Current provision (benefit):
Federal	$(44)	$—	$—
State	118	126	43

	$74	$126	$43

Deferred provision:
Federal	$65	$—	$—
State	14	—	—

	$79	$—	$—

Total	$153	$126	$43

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.5%	2.3%	4.0%
Net state impact of deferred rate change	13.0%	0.1%	0.1%
Stock compensation expense	(9.6%)	(2.0%)	(1.8%)
Tax amortization on goodwill	(9.0%)	0.0%	0.0%
Loss on warrant	71.6%	0.0%	0.0%
Other permanent differences	(1.1%)	(11.7%)	(2.4%)
Change in valuation allowance	(222.6%)	(27.6%)	(34.4%)
Tax credits	100.8%	3.3%	0.0%

Effective income tax	(17.4%)	(1.6%)	(0.5%)

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

	2014	2013
Inventory (Section 263A)	$191	$233
Inventory reserves	106	156
Receivable reserves	197	29
Other accruals	887	938
Deferred revenue	1,142	1,256
Accumulated depreciation/amortization	65	(2)
Stock options	2,252	2,070
Developed technology	(2,941)	(3,464)
Tax credits	3,054	2,176
NOL carryforward	34,690	34,059

Net deferred tax assets	39,643	37,451
Valuation allowance	(39,643)	(37,451)
Goodwill tax amortization	(79)	—

Deferred tax liability	$(79)	$—

The increase in net deferred tax asset and corresponding valuation allowance is primarily attributable to additional research and development credits and differences in amortization periods on the Company’s intangible assets.

For the year ended December 31, 2014, the Company recorded a deferred tax provision of $79,000, related to tax amortization of goodwill. As of December 31, 2014, the Company has net operating loss carryforwards totaling approximately $95.6 million expiring between 2016 and 2034. A portion of the total net operating loss carryforwards amounting to approximately $25.2 million relate to the acquisition of Xoft, Inc. As of December 31, 2014, the Company has provided a valuation allowance for its net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards. In the event of a deemed change in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards. There were no net operating losses utilized for the years ended December 31, 2014 and 2013.

The Company currently has approximately $13.8 million (including approximately $9.5 million that relate to Xoft, Inc.) in net operating losses that are subject to limitations, of which approximately $2.0 million (including approximately $473,000 that relates to Xoft, Inc.) can be used annually through 2034. The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities totaling approximately $3.1 million. The Company currently has approximately $5.8 million (including approximately $1.8 million that relate to Xoft, Inc.) in tax credit carryforwards that are subject to limitations. The tax credits related to Xoft have been fully reserved for and as a result no deferred tax asset has been recorded. The credits expire in various years through 2034.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10. The Company’s practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2014, 2013 and 2012. The Company files United States federal and various state income tax returns. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed. The Company is not under examination by any other federal or state jurisdiction for any tax year.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2014 will significantly change within the next 12 months.

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

The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy (“Axxent”) products, and related services. The primary factors used by our CODM to allocate resources are based on revenues, gross profit, operating income or loss, and earnings or loss before interest, taxes, depreciation, amortization, and other specific and non-recurring items (“Adjusted EBITDA”) of each segment. Included in segment operating income are stock compensation, amortization of technology and depreciation expense. There are no intersegment revenues.

We do not track our assets by operating segment and our CODM does not use asset information by segment to allocate resources or make operating decisions.

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands, including prior periods which have been presented for consistency):

	Year Ended December 31,
	2014	2013	2012
Segment revenues:
Detection	$18,604	$16,905	$17,262
Therapy	25,320	16,162	11,013

Total Revenue	$43,924	$33,067	$28,275

Segment gross profit:
Detection	$15,276	$13,576	$13,936
Therapy	15,951	9,509	6,095

Segment gross profit	$31,227	$23,085	$20,031

Segment operating income (loss):
Detection	$7,231	$5,016	$4,274
Therapy	1,868	(52)	(2,720)

Segment operating income	$9,099	$4,964	$1,554

General, administrative, depreciation and amortization expense	$(8,284)	$(6,740)	$(6,966)
Interest expense	(2,640)	(3,277)	(3,415)
Gain on fair value of warrant	1,835	(2,448)	(539)
Other income	37	19	35
Loss on debt extinguishment	(903)	—	—

Loss before income tax	$(856)	$(7,482)	$(9,331)

Segment depreciation and amortization included in segment operating income (loss) is as follows (in thousands):

Detection depreciation and amortization
Depreciation	188	175	144
Amortization	515	517	519
Therapy depreciation and amortization
Depreciation	844	424	595
Amortization	1,739	939	931

(b) Geographic Information

The Company’s sales are made to customers, distributors and dealers of mammography, electronic brachytherapy equipment and other medical equipment, and to foreign distributors of mammography and electronic brachytherapy equipment. Export sales to a single country did not exceed 10% of total revenue in any year. Total export sales were approximately $1.8 million or 4% of total revenue in 2014, $1.9 million or 6% of total revenue in 2013 and $2.9 million or 10% of total revenue in 2012.

As of December 31, 2014 and 2013, the Company had outstanding receivables of $0.3 million from distributors and customers of its products who are located outside of the U.S.

(c) Major Customers

The Company had one major customer, GE Healthcare, with approximately $4.1 million in 2014, $3.7 million in 2013, and $4.5 million in 2012 or 9.4%, 11%, and 16% of total revenue, respectively. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fuji Medical Systems, Siemens Medical and Invivo. These four OEM partners composed approximately 53% of Detection revenues and 22% of revenue overall.

OEM partners represented $1.9 million or 22% of outstanding receivables as of December 31, 2014, with GE Healthcare accounting for $1.3 million or 15% of this amount. The two largest Cancer Therapy customers composed $0.9 million or 10% of outstanding receivables as of December 31, 2014. These six customers in total represented $2.9 million or 33% of outstanding receivables as of December 31, 2014.

(8) Commitments and Contingencies

(a) Lease Obligations

As of December 31, 2014, the Company had three lease obligations related to its facilities. The Company’s executive offices are located in Nashua, New Hampshire and are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, and renewed on January 1, 2012 (the “Premises”). The Lease renewal provided for annual base rent of $181,764 for the first year; $187,272 for the second year; $192,780 for the third year; $198,288 for the fourth year and $203,796 for the fifth year. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises. The Company also has the right to extend the term of the Lease for an additional five year period at the then current market rent rate (but not less than the last annual rent paid by the Company).

The Company leases a facility in San Jose California under a non-cancelable operating lease which commenced in September, 2012. The facility has approximately 24,250 square feet of office, manufacturing and warehousing space. The operating lease provides for an annual base rent of $248,376, increasing to $260,064 in October 2013, $271,752 beginning October 2014, $283,440 beginning October 2015 and $295,140 beginning October 2016 through September 2017, with all amounts payable in equal monthly installments, with the right to extend the lease for an additional 3 year period. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.

Rent expense for all leases for the years ended December 31, 2014, 2013 and 2012 was $643,000, $697,000 and $799,000, respectively.

Future minimum rental payments due under these agreements as of December 31, 2014 are as follows (in thousands):

Fiscal Year	Operating Leases
2015	482
2016	490
2017	255

$1,227

(b) Capital leases obligations

The Company entered into a capital lease agreement for the purchase of certain equipment in August 2013 for approximately $409,000 at a rate of 3.99%. Under the guidance of ASC Topic 840, “Leases” the Company determined that the lease was a capital lease as it contained a bargain purchase option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Accordingly, the equipment has been capitalized and a liability has been recorded. The equipment cost of $409,000 is reflected as property and equipment in the balance sheet and will be depreciated over its useful life. As of December 31, 2014, the remaining obligation is $0.2 million.

In connection with the Acquisition, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May, 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. As of December 31, 2014, the outstanding liability for the acquired equipment leases was approximately $2.1 million.

Future minimum lease payments under all outstanding capital leases are as follows: (in thousands)

Future minimum lease payments under this lease are as follows:

Fiscal Year	Capital Leases
2015	1,513
2016	1,004
2017	89

subtotal minimum lease obligation	2,606
less interest	(292)

Total, net	2,314
less current portion	(1,294)

long term portion	$1,020

(c) Other Commitments

The Company has non-cancelable purchase orders with three key suppliers executed in the normal course of business that total approximately $1.0 million. In connection with our employee savings plans, our matching contribution for 2014 was approximately $0.4 million in cash. Our matching contribution for 2015 is estimated to be approximately $0.5 million in cash.

(d) Employment Agreements

The Company has entered into employment agreements with certain key executives. The employment agreements provide for minimum annual salaries and performance-based annual bonus compensation as defined in their respective agreements. In addition, the employment agreements provide that if employment is terminated without cause, the executive will receive an amount equal to their respective base salary then in effect for the greater of the remainder of the original term of employment or, for Mr. Ferry, a period of two years from the date of termination, for Mr. Burns, a period of eighteen months from the date of termination and for all other executives a period of one year from the date of termination, in each case, plus the pro rata portion of any annual bonus earned in any employment year through the date of termination.

(e) Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The CRA has the right to pursue the matter until July 2017. The Company believes that it is not liable for the re-assessment against CADx Medical and continues to defend this position. As the Company believes that a probability of a loss is remote, no accrual was recorded as of December 31, 2014.

(f) Royalty Obligations

In connection with prior litigation, the Company received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties if such royalties exceed the minimum payment based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately four years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $0.6 million

During December, 2011, the Company settled litigation with Zeiss and as of December 31, 2014 has a remaining obligation to pay $0.5 million in June 2015 and $0.5 million in June 2017, for a total of $1.0 million. The present value of the liability is estimated at approximately $0.8 million as of December 31, 2014.

(g) Litigation

The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it of which the ultimate resolution would have a material adverse effect on its financial condition or results of operations. However, should we fail to prevail in any legal matter or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

(9) Quarterly Financial Data (unaudited in thousands, except per share data)

	Net sales	Gross profit	Net income (loss)	Income (loss) per share	Weighted average number of shares outstanding
2014
First quarter	$8,520	$5,934	$(190)	($0.02)	11,429
Second quarter	9,667	6,830	$(997)	($0.07)	14,074
Third quarter	12,572	9,167	$274	$0.02	15,283
Fourth quarter	13,165	9,296	$(96)	($0.01)	15,541
2013
First quarter	$7,930	$5,648	$(727)	($0.07)	10,820
Second quarter	7,712	5,222	$(1,882)	($0.17)	10,836
Third quarter	8,290	5,926	$(589)	($0.05)	10,849
Fourth quarter	9,135	6,289	$(4,410)	($0.41)	10,863