Form 10-Q
period 2015-03-31
ICAD INC
filed 2015-05-07
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-09341

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒.

As of the close of business on May 5, 2015 there were 15,669,239 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	March 31, 2015	December 31, 2014
Assets

Current assets:
Cash and cash equivalents	$20,274	$32,220
Trade accounts receivable, net of allowance for doubtful accounts of $82 in 2015 and $203 in 2014	10,333	9,642
Inventory, net	2,712	2,214
Prepaid expenses and other current assets	599	540

Total current assets	33,918	44,616

Property and equipment, net of accumulated depreciation of $5,248 in 2015 and $4,861 in 2014	4,101	4,255
Other assets	94	132
Intangible assets, net of accumulated amortization of $15,510 in 2015 and $14,738 in 2014	16,725	17,504
Goodwill	27,379	27,263

Total assets	$82,217	$93,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,165	$2,151
Accrued and other expenses	4,464	5,554
Interest payable	—	180
Notes and lease payable - current portion	1,458	5,044
Deferred revenue	9,942	9,120

Total current liabilities	18,029	22,049

Deferred revenue, long-term portion	1,134	1,525
Other long-term liabilities	720	795
Capital lease - long-term portion	737	1,020
Notes payable - long-term portion	—	5,602

Total liabilities	20,620	30,991

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued	—	—
Common stock, $ .01 par value: authorized 20,000,000 shares; issued 15,844,320 in 2015 and 15,732,177 in 2014; outstanding 15,658,489 in 2015 and 15,546,346 in 2014	158	157
Additional paid-in capital	209,774	209,100
Accumulated deficit	(146,920)	(145,063)
Treasury stock at cost, 185,831 shares in 2015 and 2014	(1,415)	(1,415)

Total stockholders’ equity	61,597	62,779

Total liabilities and stockholders’ equity	$82,217	$93,770

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Products	$3,958	$4,209
Service and supplies	9,262	4,311

Total revenue	13,220	8,520

Cost of revenue:
Products	941	1,180
Service and supplies	2,278	1,075
Amortization and depreciation	639	331

Total cost of revenue	3,858	2,586

Gross profit	9,362	5,934

Operating expenses:
Engineering and product development	2,256	1,862
Marketing and sales	3,830	2,592
General and administrative	2,213	1,689
Amortization and depreciation	620	251

Total operating expenses	8,919	6,394

Income (loss) from operations	443	(460)

Loss from extinguishment of debt	(1,723)	—
Gain from change in fair value of warrant	—	1,136
Interest expense	(507)	(817)
Other income	9	4

Other income (expense), net	(2,221)	323

Loss before income tax expense	(1,778)	(137)

Tax expense	(79)	(53)

Net loss and comprehensive loss	$(1,857)	$(190)

Net loss per share:
Basic	$(0.12)	$(0.02)

Diluted	$(0.12)	$(0.02)

Weighted average number of shares used in computing loss per share:
Basic	15,605	11,429

Diluted	15,605	11,429

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2015	2014
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,857)	$(190)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	774	373
Depreciation	485	209
Bad debt provision	32	14
Stock-based compensation expense	444	325
Amortization of debt discount and debt costs	300	183
Interest on settlement obligations	45	52
Deferred tax provision	118	—
Loss on extinguishment of debt	1,723	—
Gain from change in fair value of warrant	—	(1,136)
Loss on disposal of assets	102	—
Changes in operating assets and liabilities (net of the effect of the acquisition):
Accounts receivable	(723)	60
Inventory	(383)	(74)
Prepaid and other current assets	(112)	30
Accounts payable	15	(799)
Accrued expenses	(1,562)	(593)
Deferred revenue	431	(119)

Total adjustments	1,689	(1,475)

Net cash used for operating activities	(168)	(1,665)

Cash flow from investing activities:
Additions to patents, technology and other	(11)	(15)
Additions to property and equipment	(534)	(202)

Net cash used for investing activities	(545)	(217)

Cash flow from financing activities:
Issuance of common stock for cash, net	—	28,243
Stock option exercises	291	287
Taxes paid related to restricted stock issuance	(60)	(101)
Principal payments of capital lease obligations	(214)	(32)
Principal repayment of debt financing, net	(11,250)	—

Net cash provided by (used for) financing activities	(11,233)	28,397

Increase (decrease) in cash and equivalents	(11,946)	26,515
Cash and equivalents, beginning of period	32,220	11,880

Cash and equivalents, end of period	$20,274	$38,395

Supplemental disclosure of cash flow information:
Interest paid	$367	$483

Taxes paid	$38	$56

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2015, the results of operations of the Company for the three month period ended March 31, 2015 and 2014, respectively, and cash flows of the Company for the three month period ended March 31, 2015 and 2014, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 13, 2015. The results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any future period.

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

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

Revenue from certain CAD products is recognized in accordance with ASC 985-605. Sales of this product include training, and the Company has established VSOE for this element. Product revenue is determined based on the residual value in the arrangement, and is recognized when delivered. Revenue for training is deferred and recognized when the training has been completed.

The Company recognizes post contract customer support revenue together with the initial licensing fee for certain MRI products in accordance with ASC 985-605-25-71.

Sales of the Company’s Therapy segment products typically include a controller, accessories, source agreements and services. The Company allocates revenue to the deliverables in the arrangement based on the BESP in accordance with ASU 2009-13.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

Product revenue is generally recognized when the product has been delivered and service and source revenue is typically recognized over the life of the service and source agreement. The Company includes the following in service and supplies revenue: the sale of physics and management services, the lease of electronic brachytherapy equipment, development fees, supplies and the right to use the Company’s AxxentHub software. Physics and management services revenue and development fees are considered to be delivered as the services are performed or over the estimated life of the agreement. The Company typically bills items monthly over the life of the agreement except for development fees, which are generally billed in advance or over a 12 month period and the fee for treatment supplies which is generally billed in advance.

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

In September 2014, the Company reclassified depreciation previously included in product and service cost of revenue to amortization and depreciation as a separate component of cost of revenue. For the three months ended March 31, 2014, approximately $331,000 was reclassified to conform to current period classification. Included in cost of revenue related to the Medical Device Excise tax is approximately $199,000 and $179,000, for the three months ended March 31, 2015 and March 31, 2014, respectively.

Segments

The Company reports the results of two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products. The Therapy segment consists of our radiation therapy (“Axxent”) products, physics and management services, development fees, supplies, and the right to use the AxxentHub software platform.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

Note 2 - Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2015	2014

Net loss	$(1,857)	$(190)

Basic shares used in the calculation of net loss per share	15,605	11,429
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of net loss per share	15,605	11,429

Net loss per share - basic	$(0.12)	$(0.02)

Net loss per share - diluted	$(0.12)	$(0.02)

The shares of the Company’s common stock, issuable upon the exercise of stock options and warrants and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended
	March 31,
	2015	2014
Stock Options	1,521,607	1,320,156
Warrants	—	550,000
Restricted Stock	509,902	157,484

Stock options, warrants and restricted stock	2,031,509	2,027,640

Note 3 – Acquisition of DermEbx and Radion

On July 15, 2014, the Company entered into two Asset Purchase Agreements, one with Radion, Inc. (“Radion”) the other with DermEbx, a series of Radion Capital Partners LLC (“DermEbx”) (the “Acquisition”). Pursuant to the Asset Purchase Agreement with DermEbx, the Company purchased substantially all of the assets of DermEbx, including all of DermEbx’s intellectual property and customer contracts. The Company paid the following consideration to DermEbx: (i) $1,600,000 in cash and (ii) 600,000 restricted

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

shares of the Company’s common stock, $0.01 par value per share. The 600,000 restricted shares are subject to the following provisions; 25% was locked up until the date that was two trading days after the Company announced its fourth quarter 2014 earnings, which occurred on March 2, 2015; 30% of the shares shall be locked up for a period of 24 months from the date of the agreement; and 30% of the shares shall be locked up for a period of 36 months from the date of the agreement. In addition the Company delivered the remaining 15%, or 90,000, of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of 18 months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by DermEbx under the DermEbx Asset Purchase Agreement.

Pursuant to the terms of the Asset Purchase Agreement with Radion, the Company purchased substantially all of the assets of Radion, including all of Radion’s intellectual property and customer contracts. The Company paid the following consideration to Radion: (i) $2,382,000 in cash which included $182,000 payoff of an existing note payable and (ii) the issuance to Radion of 600,000 restricted shares of the Company’s common stock. The 600,000 restricted shares are subject to the following provisions; 25% of the shares were locked up until the date that is two trading days after the Company announces its fourth quarter 2014 earnings, which occurred on March 2, 2015; 30% of the shares shall be locked up for a period of 24 months from the date of the agreement; and 30% of the shares shall be locked up for a period of 36 months from the date of the agreement. In addition the Company delivered the remaining 15% or 90,000 of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of 18 months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by Radion under the Radion Asset Purchase Agreement.

As a result of the acquisitions of the assets of DermEbx and Radion the Company now offers solutions that enable dermatologists and radiation oncologists to develop, launch and manage their eBx programs for the treatment of non-melanoma skin cancer, which we believe will provide opportunities to drive additional revenues in our Cancer Therapy segment. We do not anticipate significant synergies from this business; however we were able to consolidate the business operations of DermEbx and Radion in our San Jose, California facility. Prior to the acquisition, the Sellers represented one of the Company’s significant customers in the Therapy segment. The Company recognized approximately $0.7 million of Therapy product revenue and approximately $0.2 million of Therapy service revenue, for a total of $0.9 million related to Sellers, in the quarter ended March 31, 2014.

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

is a summary of the preliminary allocation of the total purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the amortizable lives of the intangible assets:

	Amount	Estimated Amortizable Life

Current assets	$3,457
Property and equipment	2,625	3 – 7 Years
Identifiable intangible assets	6,050	5 – 10 Years
Goodwill	6,270
Current liabilities	(4,382)
Long-term liabilities	(2,164)

Purchase price	$11,856

The assets obtained in the acquisition of DermEbx and Radion and the resulting revenues are included in the Therapy segment and, accordingly, the goodwill resulting from the preliminary purchase price allocation is included in goodwill of the Therapy segment.

The goodwill of approximately $6.3 million is deductible for income tax purposes.

The unaudited proforma operating results for the Company for the three months ended March 31, 2014, assuming the acquisition of the assets of DermEbx and Radion occurred as of January 1, 2014 are as follows (in thousands except per share amounts):

March 31, 2014
Three months
Revenue	$10,593
Income from operations	119
Net income	296
Net income per share-basic	$0.02
Net income per share-diluted	$0.02
Basic	12,629
Diluted	13,337

Note 4 – Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

	as of March 31, 2015	as of December 31, 2014
Raw materials	$944	$955
Work in process	104	54
Finished Goods	1,664	1,205

Inventory	$2,712	$2,214

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

Note 5 – Long Term Debt

On March 31, 2015, the Company repaid in full the aggregate amount outstanding under the Deerfield Facility Agreement, dated as of December 29, 2011 (as amended, supplemented or otherwise modified to the date hereof, the “Facility Agreement”), by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P. and, for itself and as assignee of the obligations held by Deerfield Special Situations Fund International Master Fund, L.P. The Facility Agreement and related documents were terminated as of March 31, 2015. The Facility Agreement was to mature on December 29, 2016 and was able to be repaid prior to the maturity date at the Company’s option without penalty or premium. On March 31, 2015, the Company used cash on hand to pay the $11.25 million outstanding principal amount due under the Facility Agreement and approximately $162,000 in accrued and unpaid interest on such principal amount.

The Company recorded a loss on the extinguishment of debt of approximately $1.7 million for the quarter ended March 31, 2015.

The following amounts compose interest expense included in our consolidated statement of operations for the three months ended March 31, 2015 and 2014: (in thousands)

	Three months ended March 31,
	2015	2014
Cash interest expense	$162	$578
Non-cash amortization of debt discount	254	135
Amortization of debt costs	13	48
Amortization of settlement obligations	45	52
Interest expense capital lease	33	4

Total interest expense	$507	$817

Cash interest expense represents the amount of interest paid in cash under the Facility Agreement which represents the interest of 5.75% on the Facility Agreement for the three months ended March 31, 2015, Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs relates to the costs incurred with the financing, which is primarily a facility fee and a finder’s fee that were capitalized and

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

are being expensed using the effective interest method. The amortization of the settlement obligation represents the interest associated with the settlement agreements for both Carl Zeiss Meditec AG and Hologic, Inc (see Note 8). Interest expense capital lease represents interest related to the capital lease as described in Note 6.

Note 6 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through September, 2017. Certain of these leases contain renewal options. Rent expense under operating leases was $165,000 and $162,000 for the three month period ended March 31, 2015 and 2014, respectively.

Future minimum lease payments as of March 31, 2015 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases

2015	$381
2016	499
2017	255

$1,135

Capital leases

The Company entered into a capital lease agreement for the purchase of certain equipment in August 2013 for approximately $409,000. Under the guidance of ASC Topic 840, “Leases” (“ASC 840”) the Company determined that the lease was a capital lease as it contained a bargain purchase option whereby the Company has the option to buy the equipment for $1 at the end of the lease term. Accordingly, the equipment has been capitalized and a liability has been recorded. The equipment cost of $409,000 is reflected as property and equipment in the balance sheet and is being depreciated over its useful life.

In connection with the Acquisition, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May, 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. As of March 31, 2015, the outstanding liability for the acquired equipment leases was approximately $2.2 million.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

Future minimum lease payments under all outstanding capital leases are as follows: (in thousands)

Fiscal Year	Capital Leases

2015	$1,289
2016	1,039
2017	89

Subtotal minimum lease obligation	2,417
Less interest	(222)

Total, net	2,195
Less current portion	(1,458)

Long term portion	$737

Kamal Gogineni is an employee of one of the Company’s subsidiaries and a beneficial owner of more than 5% of the Company’s common stock. Additionally, Mr. Gogineni is a significant shareholder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “Lease”). In connection with the Company’s acquisition of assets of Radion and DermEbx that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company is obligated to pay a total of $1.0 million as of March 31, 2015 and the liability is included in the minimum lease payments above, with annual payments of $574,000 for the remainder of 2015, $396,000 in 2016 and $76,000 in 2017.

Note 7 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended
	March 31,
	2015	2014
Average risk-free interest rate	0.88%	0.80%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	65.3% to 67.1%	64.2% to 65.6%
Weighted average exercise price	$9.45	$11.95
Weighted average fair value	$4.43	$5.54

As of March 31, 2015 unrecognized compensation cost related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$5,115,032
Weighted average term	1.39 years

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended
	March 31,
Aggregate intrinsic value	2015	2014

Stock options	$6,651	$6,493
Restricted stock	4,885	1,443

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

Note 8 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of March 31, 2015.

Settlement Obligations

In connection with the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that utilize the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the then estimated remaining useful life of approximately six years. In addition, a liability has been recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $423,000. The Company recorded interest expense of approximately $18,000 and $24,000 in the three months ended March 31, 2015 and March 31, 2014, respectively, related to this obligation.

In December, 2011, the Company agreed to a settlement related to the litigation with Carl Zeiss Meditec AG. The Company is obligated to pay $0.5 million in June 2015 and $0.5 million in June 2017, for an aggregate remaining total of $1.0 million. As of March 31, 2015, the remaining liability recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations is $867,000. The Company recorded interest expense of approximately $28,000 in the three months ended March 31, 2015 and March 31, 2014, respectively, related to this obligation.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

Other Commitments

The Company is obligated to pay approximately $2.3 million for firm purchase obligations to suppliers for future product deliverables.

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

Note 9 - Fair Value Measurements

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

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

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets

Money market accounts	$26,530	$—	$—	$26,530

Total Assets	$26,530	$—	$—	$26,530

Fair value measurements using: (000’s) as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets

Money market accounts	$15,128	$—	$—	$15,128

Total Assets	$15,128	$—	$—	$15,128

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. We did not consider any assets to be impaired during the three months ended March 31, 2015.

Note 10 - Income Taxes

The provision for income taxes was $79,000 and $53,000, in the three months ended March 31, 2015 and 2014, respectively. The income tax provision relates primarily to state taxes. At March 31, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2015. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not under examination by any federal or state jurisdiction for any tax years.

Note 11 - Goodwill

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). The two segments and reporting units are Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). Each segment generates revenue from the sale of medical equipment and related services and/or sale of supplies.

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

A roll forward of goodwill activity by reporting unit is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—
Acquisition of DermEbx and Radion	—	6,154	6,154

Balance at December 31, 2014	7,663	19,600	27,263
Acquisition measurement period adjustments	—	116	116

Balance at March 31, 2015	$7,663	$19,716	$27,379

Note 12 – Segment Reporting

In accordance with FASB Topic ASC 280, “Segments”, operating segments, are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM is the Chief Executive Officer (“CEO”). Each segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. The Company has determined there are two segments, Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”).

The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy (“Axxent”) products, and related services. The primary factors used by our CODM to allocate resources are based on revenues, gross profit, operating income, and earnings or loss before interest, taxes, depreciation, amortization, and other specific and non-recurring items (“Adjusted EBITDA”) of each segment. Included in segment operating income are stock compensation, amortization of technology and depreciation expense. There are no intersegment revenues.

We do not track our assets by operating segment and our CODM does not use asset information by segment to allocate resources or make operating decisions.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Segment revenues:

Detection	$4,788	$4,175
Therapy	8,432	4,345

Total Revenue	$13,220	$8,520

Segment gross profit:

Detection	$3,947	$3,364
Therapy	5,415	2,570

Segment gross profit	$9,362	$5,934

Segment operating income (loss):

Detection	1,860	1,516
Therapy	1,132	(228)

Segment operating income	$2,992	$1,288

General, administrative, depreciation and amortization expense	$(2,549)	$(1,748)
Interest expense	(507)	(817)
Gain on fair value of warrant	—	1,136
Other income	9	4
Loss on debt extinguishment	(1,723)	—

Loss before income tax	$(1,778)	$(137)

Note 13 - Recent Accounting Pronouncements

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

Note 14 - Subsequent Event

In April 2015, the Company purchased the VuComp M-Vu Breast Density software for a purchase price of $1.7 million, which was paid in cash at closing.

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

The Company has grown primarily through acquisitions including CADx, Qualia Computing, CAD Sciences, Xoft and DermEbx and Radion. The recent acquisition extends the Company’s position as a larger player in the oncology market, including the components that enable dermatologists and radiation oncologists to develop, launch and manage their electronic brachytherapy (“eBx”) programs for the treatment of non-melanoma skin cancer.

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

The Company intends to continue the extension of its superior image analysis and clinical decision support solutions for mammography, MRI and CT imaging. iCAD believes that advances in digital imaging techniques, such as 3D mammography, should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products. In April 2015, the Company acquired the M-Vu Breast Density software, which we expect to be integrated with our CAD products. The purchase price was $1.7 million which was paid in cash at closing.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a comprehensive list of the Company’s critical accounting policies, reference should be made to the Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 13, 2015.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenue: (in thousands)

	Three months ended March 31,
	2015	2014	Change	% Change
Detection revenue
Product revenue	$2,873	$2,064	$809	39.2%
Service revenue	1,915	2,111	(196)	(9.3)%

Subtotal	4,788	4,175	613	14.7%

Therapy revenue
Product revenue	1,085	2,145	(1,060)	(49.4)%
Service revenue	7,347	2,200	5,147	234.0%

Subtotal	8,432	4,345	4,087	94.1%

Total revenue	$13,220	$8,520	$4,700	55.2%

Three months ended March 31, 2015 and 2014:

Total revenue for the three month period ended March 31, 2015 was $13.2 million compared with revenue of $8.5 million for the three month period ended March 31, 2014, an increase of approximately $4.7 million, or 55.2%. The increase in revenue was due to a $4.1 million increase in Therapy revenue and an increase in Detection revenues of approximately $0.6 million.

Detection product revenue increased by approximately $0.8 million from $2.1 million to $2.9 million or 39.2% in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase is due primarily to an increase in CAD revenue of approximately $0.6 million and an increase in MRI revenue of $0.2 million.

Detection service and supplies revenue decreased approximately $196,000 from $2.1 million in the three months ended March 31, 2014 to $1.9 million in the three months ended March 31, 2015. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. The decrease in service and supplies revenue is due primarily to the decrease in OEM service contracts. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $1.1 million for the three months ended March 31, 2015 as compared to $2.1 million for the three months ended March 31, 2014. Revenue from the sale of our Axxent eBx systems can vary due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period. Product revenue for the three months ended March 31, 2015 consists primarily of sales for use in the treatment of non-melanoma skin cancers as well as systems sold for use in intra-operative radiation therapy (“IORT”) market.

Therapy service and supplies revenue increased approximately $5.1 million from $2.2 million in the three months ended March 31, 2014 to $7.3 million for the three months ended March 31,

2015. The increase in Therapy service and supplies revenue is due primarily an expanded service offering as a result of the acquisitions the assets of Radion and DermEbx which represented approximately $4.9 million of revenue in the current quarter. An additional $0.4 million is due to the increase in the installed base and associated source and service agreement revenues combined with disposable applicators which result from increased procedure volumes offset by a loss of DermEbx and Radion revenue of $242,000. We expect service and supplies revenue for our electronic brachytherapy products and dermatology solutions to increase as patient treatment volumes and our installed base of electronic brachytherapy systems increases.

In July 2014, we acquired the assets of DermEbx and Radion, each of which was a Therapy customer. For the three months ended March 31, 2014 we recognized approximately $724,000 of Therapy product revenue and $242,000 of Therapy service and supplies revenue, for a total of approximately $1.0 million, related specifically to these two customers.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended March 31,
	2015	2014	Change	% Change
Products	$941	$1,180	$(239)	(20.3)%
Service and supplies	2,278	1,075	1,203	111.9%
Amortization and depreciation	639	331	308	93.1%

Total cost of revenue	$3,858	$2,586	$1,272	49.2%

	Three months ended March 31,
	2015	2014	Change	% Change
Detection gross profit	$3,947	$3,364	$583	17.3%
Therapy gross profit	5,415	2,570	2,845	110.7%

Gross profit	9,362	5,934	3,428	57.8%

Gross profit %	70.8%	69.6%

Gross profit for the three month period ended March 31, 2015 was $9.4 million, or 70.8% of revenue as compared to $5.9 million or 69.6% of revenue in the three month period ended March 31, 2014. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products decreased by approximately $0.2 million from approximately $1.1 million for the three months ended March 31, 2014 to approximately $0.9 million for the three months ended March 31, 2015, which is due primarily to the overall decrease in product revenue. The cost of product revenue as a percentage of product revenue was approximately 24% for the three months ended March 31, 2015 as compared to 28% for the three months ended March 31, 2014. Cost of product revenue can vary due primarily to product mix.

•	The cost of service and supplies increased by $1.2 million from $1.1 million in the three months ended March 31, 2014 to $2.3 million in the three months ended March 31, 2015. This increase is due primarily to the increase related to the acquisition of the assets of DermEbx and Radion, and represents primarily personnel costs related to physics, radiation therapist and management services provided following the acquisition. The cost of service and supply revenue as a percentage of service revenue was approximately 25% in each of the quarters ended March 31, 2015 and March 31, 2014. We expect personnel costs included in the cost of service and supplies to increase as physics and management revenue increases.

•	Amortization and depreciation increased by $308,000 from $331,000 in three months ended March 31, 2014 to $639,000 for the three months ended March 31, 2015. The increase in amortization and depreciation is due to amortization and depreciation for the acquired intangibles.

Operating Expenses: (in thousands)

	Three months ended March 31,
	2015	2014	Change	Change %
Operating expenses:
Engineering and product development	$2,256	$1,862	$394	21.2%
Marketing and sales	3,830	2,592	1,238	47.8%
General and administrative	2,213	1,689	524	31.0%
Amortization and depreciation	620	251	369	147.0%

Total operating expenses	$8,919	$6,394	$2,525	39.5%

Operating expenses increased by approximately $2.5 million or 39.5% in the three months ended March 31, 2015. The primary driver for the increase was the additional personnel related to the acquisition of DermEbx and Radion. We expect operating expenses to fluctuate as we continue to invest in our business to help drive growth in the market. These investments will be primarily in marketing and sales.

Engineering and Product Development. Engineering and product development costs for the three month period ended March 31, 2015 increased by $0.4 million or 21.2%, from $1.9 million in 2014 to $2.3 million in 2015. Therapy engineering and product development increased $0.4 million from $0.9 million in the three months ended March 31, 2014 to $1.3 million for the three months ended March 31, 2015. The increase in Therapy engineering and product development costs was due primarily to increases in salaries, consulting and clinical costs. Detection engineering and product development costs remained at $1.0 million for the three months ended March 31, 2014 and the three months ended March 31, 2015.

Marketing and Sales. Marketing and sales expenses increased by $1.2 million or 47.8%, from $2.6 million in the three month period ended March 31, 2014 to $3.8 million in the three month period ended March 31, 2015. Therapy marketing and sales expense increased $1.0 million from $1.8 million in the three months ended March 31, 2014 to $2.8 million for the three months ended March 31, 2015. The increase in Therapy marketing and sales expenses was due primarily to increases in salaries and wages, consulting, trade shows and travel. These increases reflect continued investment in the Therapy segment. In January 2015, the Company incurred $275,000 of severance payments in the Therapy segment marketing and sales. Detection marketing and sales costs increased slightly by $0.2 million from $0.8 million in the three months ended March 31, 2014 to $1.0 million for the three months ended March 31, 2015.

General and Administrative. General and administrative expenses increased by $0.5 million from $1.7 million in the three month period ended March 31, 2014 to $2.2 million in the three month periods ended March 31, 2015. The increase was due primarily to increases in personnel legal, accounting, consulting, travel and stock compensation expense.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation increased by $369,000 from $251,000 in the three month period ended March 31, 2014 to $620,000 in the three month period ended March 31, 2015. The increase in expense was due to amortization of the acquired intangible assets related to the acquisition.

Other Income and Expense: (in thousands)

	Three months ended March 31,
	2015	2014	Change	Change %
Loss on extinguishment of debt	$(1,723)	$—	(1,723)	—
Gain from change in fair value of Warrant	—	1,136	(1,136)	(100.0)%
Interest expense	(507)	(817)	310	(37.9)%
Interest income	9	4	5	125.0%

	$(2,221)	$323	$(2,544)	(787.6)%

Tax expense	(79)	(53)	(26)	49.1%

Loss on extinguishment of debt. The loss of $1.7 million from the extinguishment of debt represents the loss associated with the payoff of the Deerfield facility agreement, which has now been terminated. On March 31, 2015, the Company paid $11.25 million which represented the entire obligation. The loss on extinguishment represents the unamortized discount on the Facility agreement, and the write-off of the deferred debt costs. The Facility Agreement was to mature on December 29, 2016 and was able to be repaid at the Company’s option without penalty or premium.

Gain from change in fair value of warrants. The loss of $1.1 million from the change in fair value of the warrants for the period ended March 31, 2014, resulted from change in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to changes in the Company’s stock price, and volatility which are the key assumptions in determining the value of the warrants. On April 30, 2014, the warrants were exercised in full and the Company issued 450,000 shares of common stock.

Interest expense. Interest expense of $507,000 decreased by $310,000 or 37.9% for the three month period ended March 31, 2015 as compared to interest expense of $817,000 in the three month period ended March 31, 2014. The reduction in interest expense is due primarily to the reduction in interest related to the revenue purchase agreement that was terminated in April 2014. Interest related to the Hologic and Zeiss settlement obligations was $45,000 in the three months ended March 31, 2015 as compared to $52,000 in the same period in 2014.

Interest income. Interest income of $9,000 and $4,000 for the three month periods ended March 31, 2015, and 2014, respectively, reflects income earned from our money market accounts.

Tax expense. Tax expense of $79,000 and $53,000 for the three month periods ended March 31, 2015, and 2014, respectively is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of March 31, 2015, the Company had cash and cash equivalents of $20.3 million, current assets of $33.9 million, current liabilities of $18.0 million and working capital of $15.9 million. The ratio of current assets to current liabilities was 1.88:1. On March 31, 2015 the Company paid $11.2 million to repay the Deerfield facility agreement. The Company believes that there are financing sources available with better terms than the Facility Agreement. In April 2015, we purchased the M-Vu Breast Density software for a purchase price of $1.7 million, which was paid in cash at closing.

Net cash used for operating activities for the three month period ended March 31, 2015 was $168,000, compared to net cash used for operating activities of $1.7 million for the three month period ended March 31, 2014. The cash used for operating activities for the three month period ended March 31, 2015 resulted primarily from uses of cash due to working capital changes resulting from increases in accounts receivable and inventory and decreases in accrued expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the three month period ended March 31, 2015 was $0.5 million. The Company used approximately $534,000 for purchases of property and equipment. Cash used for investing activities of $217,000 in the three month period ended March 31, 2014 consisted primarily of purchases of property and equipment.

Net cash used for financing activities for the three month period ended March 31, 2015 was $11.2 million as compared to net cash provided by financing activities of $28.4 million for the three month period ended March 31, 2014. The net cash used of $11.2 million represents the repayment of the Deerfield facility agreement. The cash provided by financing activities reflects the underwritten offering in March 2014 of 2.76 million shares at approximately $11.00 per share, with net proceeds of $28.2 million after deducting offering expenses and underwriting discounts.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Operating Lease Obligations	$1,135	$511	$624	$—	$—

Capital Lease Obligations	2,195	$1,458	737	—	—

Settlement Obligations	1,950	775	800	50	325

Other Commitments	2,333	2,333	—	—	—

Total Contractual Obligations	$7,613	$5,077	$2,161	$50	$325

Operating lease obligations are the minimum payments due under these obligations. Capital lease obligations represent the principal payments due under the respective leases.

Settlement obligations represent the minimum payments attributable to the obligations related primarily to Zeiss and Hologic.

Other commitments represent firm purchase obligations to suppliers for future product deliverables.

Recent Accounting Pronouncements

See Note 13 to the Condensed Consolidated Financial Statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2015, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2015, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to the detailed discussion regarding litigation set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Item 1A. Risk Factors:

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014 as filed with the SEC on March 13, 2015. There have been no material changes in the risks affecting iCAD since the filing of our Form 10K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2015	4,123	$7.95	$—	$—
February 1 - February 28, 2015	2,705	10.19	$—	$—
March 1 - March 31, 2015			$—	$—

Total	6,828	$8.84	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	May 7, 2015	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer, Director

Date:	May 7, 2015	By:	/s/ Kevin C. Burns
Kevin C. Burns
President, Chief Operating Officer
Chief Financial Officer and Treasurer