Form 10-Q
period 2015-06-30
ICAD INC
filed 2015-08-06
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of the close of business on August 4, 2015 there were 15,720,547 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	June 30,	December 31,
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$18,208	$32,220
Trade accounts receivable, net of allowance for doubtful accounts of $228 in 2015 and $203 in 2014	7,764	9,642
Inventory, net	3,322	2,214
Prepaid expenses and other current assets	422	540

Total current assets	29,716	44,616

Property and equipment, net of accumulated depreciation of $4,678 in 2015 and $4,861 in 2014	2,861	4,255
Other assets	94	132
Intangible assets, net of accumulated amortization of $10,492 in 2015 and $14,738 in 2014	4,674	17,504
Goodwill	14,198	27,263

Total assets	$51,543	$93,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,804	$2,151
Accrued and other expenses	4,235	5,554
Interest payable	—	180
Notes and lease payable - current portion	1,251	5,044
Deferred revenue	8,049	9,120

Total current liabilities	15,339	22,049

Deferred revenue, long-term portion	633	1,525
Other long-term liabilities	639	795
Capital lease - long-term portion	488	1,020
Notes payable - long-term portion	—	5,602

Total liabilities	17,099	30,991

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 20,000,000 shares; issued 15,906,378 in 2015 and 15,732,177 in 2014; outstanding 15,720,547 in 2015 and 15,546,346 in 2014	159	157
Additional paid-in capital	210,406	209,100
Accumulated deficit	(174,706)	(145,063)
Treasury stock at cost, 185,831 shares in 2015 and 2014	(1,415)	(1,415)

Total stockholders’ equity	34,444	62,779

Total liabilities and stockholders’ equity	$51,543	$93,770

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Products	$3,096	$5,294	$7,054	$9,503
Service and supplies	8,047	4,373	17,309	8,684

Total revenue	11,143	9,667	24,363	18,187

Cost of revenue:
Products	680	1,390	1,621	2,570
Service and supplies	2,082	1,104	4,360	2,179
Amortization and depreciation	503	343	1,142	674

Total cost of revenue	3,265	2,837	7,123	5,423

Gross profit	7,878	6,830	17,240	12,764

Operating expenses:
Engineering and product development	2,272	2,004	4,528	3,866
Marketing and sales	3,165	2,872	6,995	5,464
General and administrative	2,330	1,865	4,543	3,554
Amortization and depreciation	496	255	1,116	506
Goodwill and long-lived asset impairment	27,443	—	27,443	—

Total operating expenses	35,706	6,996	44,625	13,390

Loss from operations	(27,828)	(166)	(27,385)	(626)

Loss from extinguishment of debt	—	(903)	(1,723)	(903)
Gain from change in fair value of warrant	—	699	—	1,835
Interest expense	(70)	(614)	(577)	(1,431)
Other income	5	12	14	16

Other expense, net	(65)	(806)	(2,286)	(483)

Loss before income tax expense	(27,893)	(972)	(29,671)	(1,109)

Tax benefit (expense)	107	(25)	28	(78)

Net loss and comprehensive loss	$(27,786)	$(997)	$(29,643)	$(1,187)

Net loss per share:
Basic	$(1.77)	$(0.07)	$(1.90)	$(0.09)

Diluted	$(1.77)	$(0.07)	$(1.90)	$(0.09)

Weighted average number of shares used in computing loss per share:
Basic	15,679	14,074	15,642	12,759

Diluted	15,679	14,074	15,642	12,759

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2015	2014
	(in thousands)
Cash flow from operating activities:
Net loss	$(29,643)	$(1,187)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization	1,362	748
Depreciation	896	432
Bad debt provision	188	27
Stock-based compensation expense	1,064	606
Amortization of debt discount and debt costs	323	524
Interest on settlement obligations	92	106
Loss on extinguishment of debt	1,723	903
Gain from change in fair value of warrant	—	(1,835)
Goodwill and long-lived asset impairment	27,443	—
Loss on disposal of assets	123	—
Changes in operating assets and liabilities (net of the effect of the acquisition):
Accounts receivable	1,691	(2,035)
Inventory	(993)	22
Prepaid and other current assets	65	96
Accounts payable	(347)	31
Accrued expenses	(1,802)	(576)
Deferred revenue	(1,962)	(198)

Total adjustments	29,866	(1,149)

Net cash provided by (used for) operating activities	223	(2,336)

Cash flow from investing activities:
Additions to patents, technology and other	(36)	(44)
Additions to property and equipment	(799)	(465)
Acquisition of VuComp M-Vu Breast Density	(1,700)	—

Net cash used for investing activities	(2,535)	(509)

Cash flow from financing activities:
Issuance of common stock for cash, net	—	28,214
Stock option exercises	327	293
Warrant exercise	—	1,575
Taxes paid related to restricted stock issuance	(84)	(101)
Principal payments of capital lease obligations	(693)	(65)
Principal repayment of debt financing, net	(11,250)	(4,100)

Net cash provided by (used for) financing activities	(11,700)	25,816

Increase (decrease) in cash and equivalents	(14,012)	22,971
Cash and equivalents, beginning of period	32,220	11,880

Cash and equivalents, end of period	$18,208	$34,851

Supplemental disclosure of cash flow information:
Interest paid	$471	$1,068

Taxes paid	$93	$80

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2015, the results of operations of the Company for the three and six month period ended June 30, 2015 and 2014, respectively, and cash flows of the Company for the three and six month period ended June 30, 2015 and 2014, respectively. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2014 filed with the SEC on March 13, 2015. The results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any future period.

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

June 30, 2015

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

June 30, 2015

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

In September 2014, the Company reclassified depreciation previously included in product and service cost of revenue to amortization and depreciation as a separate component of cost of revenue. For the three and six months ended June 30, 2014, approximately $343,000 and $674,000, respectively was reclassified to conform to current period classification. Medical Device Excise tax included in the cost of revenue is approximately $132,000 and $331,000, for the three and six months ended June 30, 2015, respectively and $200,000 and $379,000 for the three and six months ended June 30, 2014, respectively.

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

June 30, 2015

Note 2 - Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(27,786)	$(997)	$(29,643)	$(1,187)

Basic and diluted shares used in the calculation of net loss per share	15,679	14,074	15,642	12,759

Net loss per share - basic and diluted	$(1.77)	$(0.07)	$(1.90)	$(0.09)

The shares of the Company’s common stock, issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended June 30,
	2015	2014
Stock Options	1,618,043	1,477,871
Restricted Stock	453,392	326,318

Stock options and restricted stock	2,071,435	1,804,189

Note 3 – Business Combinations

Acquisition of VuComp M-Vu Breast Density Product

On April 29, 2015, pursuant to the terms of the Asset Purchase Agreement with VuComp, the Company purchased VuComp’s M-Vu Breast Density product for $1,700,000 in cash. Under the terms of the agreement, the Company acquired the breast density intellectual property product, which will be integrated with the Company’s PowerLook Advanced Mammography Platform (AMP). PowerLook AMP is a modular solution designed to provide advanced tools for breast disease detection and analysis, including CAD for tomosynthesis. The Company considered the acquisition to be an acquisition of a business as the Company acquired the Breast Density product and certain customer liabilities which were considered to be an integrated set of activities at acquisition. Accordingly the assets were valued in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).

The amount allocated to the acquired assets, was estimated primarily through the use of discounted cash flow valuation techniques. Appraisal assumptions utilized under this method include a forecast of estimated future net cash flows, as well as discounting the

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

future net cash flows to their present value. The acquired technology is being amortized over the estimated useful life of approximately eight years and nine months from the closing of the transaction. The following is a summary of the preliminary allocation of the total purchase price based on the estimated fair values as of the date of the acquisition and the amortizable life:

	Amount	Estimated Amortizable Life
Developed Technology	900	8 years 9 months
Goodwill	800

Purchase price	$1,700

The assets obtained in the acquisition of VuComp’s M-Vu Breast Density product and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment.

Acquisition of DermEbx and Radion

On July 15, 2014, the Company entered into two Asset Purchase Agreements, one with Radion, Inc. (“Radion”) the other with DermEbx, a series of Radion Capital Partners LLC (“DermEbx”) (the “Radion/DermEbx Acquisition”). Pursuant to the Asset Purchase Agreement with DermEbx, the Company purchased substantially all of the assets of DermEbx, including all of DermEbx’s intellectual property and customer contracts. The Company paid the following consideration to DermEbx: (i) $1,600,000 in cash and (ii) 600,000 restricted shares of the Company’s common stock, $0.01 par value per share. The 600,000 restricted shares are subject to the following provisions; 25% was locked up until the date that was two trading days after the Company announced its fourth quarter 2014 earnings, which occurred on March 2, 2015; 30% of the shares shall be locked up for a period of 24 months from the date of the agreement; and 30% of the shares shall be locked up for a period of 36 months from the date of the agreement. In addition the Company delivered the remaining 15%, or 90,000, of the restricted shares to US Bank, N.A., as escrow agent, to be held in escrow for a period of 18 months pursuant to the terms of an escrow agreement. The 90,000 escrow shares will act as the source of payment for the indemnification of the Company by DermEbx under the DermEbx Asset Purchase Agreement.

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

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

The Company did not achieve significant synergies from the Radion/DermEbx Acquisition. Prior to the Radion DermEbx Acquisition, the Sellers represented one of the Company’s significant customers in the Therapy segment. The Company recognized approximately $0.8 million of Therapy product revenue and approximately $0.3 million of Therapy service revenue, for a total of $1.1 million related to Sellers, in the quarter ended June 30, 2014 and approximately $1.6 million of Therapy product revenue and approximately $0.5 million of Therapy service revenue, for a total of $2.1 million related to Sellers, in the six months ended June 30, 2014.

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

The assets obtained in the Radion/DermEbx Acquisition and the resulting revenues are included in the Therapy segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Therapy segment. As discussed in Note 12, the Company recorded a goodwill impairment charge related to the Therapy segment of $14.0 million in the quarter ended June 30, 2015.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

The goodwill is deductible for income tax purposes.

The unaudited proforma operating results for the Company for the three and six months ended June 30, 2014, assuming the Radion/DermEbx Acquisition occurred as of January 1, 2014 are as follows (in thousands except per share amounts):

	June 30, 2014
	Three months	Six months
Revenue	$11,815	$22,408
Income from operations	566	685
Net (loss) income	(264)	32
Net (loss) income per share-basic	$(0.02)	$0.00
Net (loss) income per share-diluted	$(0.02)	$0.00
Basic	13,959	13,959
Diluted	13,959	14,667

Note 4 – Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

	as of June 30, 2015	as of December 31, 2014
Raw materials	$1,608	$955
Work in process	223	54
Finished Goods	1,491	1,205

Inventory	$3,322	$2,214

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

March 31, 2015, the Company used cash on hand to pay the $11.25 million outstanding principal amount due under the Facility Agreement and approximately $162,000 in accrued and unpaid interest on such principal amount.

The Company recorded a loss on the extinguishment of debt of approximately $1.7 million at the termination date in the quarter ended March 31, 2015.

The following amounts compose interest expense included in our consolidated statement of operations for the three and six months ended June 30, 2015 and 2014: (in thousands)

	Three months ended June 30,
	2015	2014
Cash interest expense	$—	$216
Non-cash amortization of debt discount	—	313
Amortization of debt costs	—	28
Amortization of settlement obligations	47	54
Interest expense capital lease	23	3

Total interest expense	$70	$614

	Six months ended June 30
	2015	2014
Cash interest expense	$162	$794
Non-cash amortization of debt discount	254	448
Amortization of debt costs	13	76
Amortization of settlement obligations	92	106
Interest expense capital lease	56	7

Total interest expense	$577	$1,431

Cash interest expense represents the amount of interest paid in cash under the Facility Agreement which represents the interest of 5.75% on the Facility Agreement through March 31, 2015. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs relates to the costs incurred with the financing, which is primarily a facility fee and a finder’s fee that were capitalized and are being expensed using the effective interest method. The amortization of the settlement obligation represents the interest associated with the settlement agreements for both Carl Zeiss Meditec AG and Hologic, Inc (see Note 8). Interest expense capital lease represents interest related to the capital lease as described in Note 6.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

Note 6 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through September, 2017. Certain of these leases contain renewal options. Rent expense under operating leases was $165,000 and $328,000 for the three and six month period ended June 30, 2015 and $168,000 and $327,000 for the three and six month period ended June 30, 2014, respectively.

Future minimum lease payments as of June 30, 2015 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases
2015	$255
2016	499
2017	255

$1,009

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

In connection with the Radion/DermEbx Acquisition, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May, 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. As of June 30, 2015, the outstanding liability for the acquired equipment leases was approximately $1.7 million.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

Future minimum lease payments under all outstanding capital leases are as follows: (in thousands)

Fiscal Year	Capital Leases

2015	$774
2016	1,039
2017	89

Subtotal minimum lease obligation	1,902
Less interest	(163)

Total, net	1,739
Less current portion	(1,251)

Long term portion	$488

Kamal Gogineni is an employee of the Company’s and a beneficial owner of more than 5% of the Company’s common stock. Additionally, Mr. Gogineni is a significant shareholder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “DermEbx Lease”). In connection with the Company’s Radion/DermEbx acquisition that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company is obligated to pay a total of $855,000 as of June 30, 2015 and the liability is included in the minimum lease payments above, with annual payments of $383,000 for the remainder of 2015, $396,000 in 2016 and $76,000 in 2017.

Note 7 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

The Company granted 130,000 and 317,000 options in the three and six months ended June 30, 2015. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average risk-free interest rate	0.98%	0.85%	0.92%	0.82%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	60.5% to 73.8%	64.9% to 66.5%	60.5% to 73.8%	64.2% to 66.5%
Weighted average exercise price	$3.37	$6.72	$6.97	$7.83
Weighted average fair value	$1.74	$3.17	$3.33	$3.67

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

The amounts included in the consolidated statement of operations relating to stock based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of revenue	$4	$3	$8	$7
Engineering and product development	60	34	111	83
Marketing and sales	203	69	333	140
General and administrative	353	175	612	376

	$620	$281	$1,064	$606

As of June 30, 2015 unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$4,698
Weighted average term	1.31 years

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended June 30,
Aggregate intrinsic value	2015	2014

Stock options	$485	$3,187
Restricted stock	1,469	2,092

Note 8 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of June 30, 2015.

Settlement Obligations

In connection with the acquisition of Xoft in 2010, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license,

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that utilize the licensed rights. The Company has a liability within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $442,000. The Company recorded interest expense of approximately $18,000 and $36,000 in the three and six months ended June 30, 2015 and $25,000 and $50,000 in the three and six months June 30, 2014, respectively, related to this obligation.

In December, 2011, the Company agreed to a settlement related to litigation with Carl Zeiss Meditec AG. The Company is obligated to pay the remaining amount of $0.5 million in June 2017. As of June 30, 2015, the remaining liability recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations is $395,000. The Company recorded interest expense of approximately $28,000 and $56,000 in the three and six months ended June 30, 2015 and $28,000 and $56,000 in the three and six months ended June 30, 2014, respectively, related to this obligation.

Other Commitments

The Company is obligated to pay approximately $2.2 million for firm purchase obligations to suppliers for future product deliverables.

Litigation

The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it of which the ultimate resolution would have a material adverse effect on its financial condition or results of operations. However, should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

Note 9 - Fair Value Measurements

The Company follows the provisions of ASC Topic 820, “Fair Value Measurement and Disclosures”, (“ASC 820”). This topic defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

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

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

Fair value measurements using: (000’s) as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$13,568	$—	$—	$13,568

Total Assets	$13,568	$—	$—	$13,568

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. The Company recorded a $27.4 million impairment consisting of $14.0 million related to goodwill and $13.4 million related to long-lived assets as discussed in Note 11 and Note 12 and remeasured long-lived assets and goodwill of the Therapy reporting unit at fair value as of the impairment date as noted in the following table. The fair values of long-lived assets and goodwill were measured using Level 3 inputs.

Fair value measurements using: (000’s) as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Non-recurring assets
Long-lived and intangible assets	$—	$—	$3,195	$3,195
Goodwill	—	—	5,735	5,735

Total Assets	$—	$—	$8,930	$8,930

Note 10 - Income Taxes

The Company recorded an income tax benefit of $107,000 and $28,000, in the three and six months ended June 30, 2015 as compared to a provision of $25,000 and $78,000 in the three and six months ended June 30, 2014, respectively. The income tax net benefit as of June 30, 2015 primarily relates a state tax provision and a benefit from the reversal of a deferred tax liability relating to tax amortizable goodwill. Due to the Company’s goodwill impairment the tax basis in amortizable goodwill is greater than book basis which results in a deferred tax asset that is subject to a valuation allowance. At June 30, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or tax expense were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2015. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not under examination by any federal or state jurisdiction for any tax years.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

Note 11 – Long-lived assets

In accordance with FASB ASC Topic 360, “Property, Plant and Equipment”, (“ASC 360”), the Company assesses long-lived assets for impairment if events and circumstances indicate it is more likely than not that the fair value of the asset group is less than the carrying value of the asset group.

ASC 360-10-35 uses “events and circumstances” criteria to determine when, if at all, an asset (or asset group) is evaluated for recoverability. Thus, there is no set interval or frequency for recoverability evaluation. In accordance with ASC 360-10-35-21 the following factors are examples of events or changes in circumstances that indicate the carrying amount of an asset (asset group) may not be recoverable and thus is to be evaluated for recoverability.

•	A significant decrease in the market price of a long-lived asset (asset group);

•	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);

•	A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group).

As a result of external factors and general uncertainty related to reimbursement for the treatment of non-melanoma skin cancer, the Company evaluated the long-lived assets of the Therapy segment and reviewed them for potential impairment. The Company determined the “Asset Group” to be the assets of the Therapy segment, which the Company considered to be the lowest level for which the identifiable cash flows were largely independent of the cash flows of other assets and liabilities.

In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the assets (or asset group’s) fair value.

In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company completed its analysis pursuant to ASC 360-10-35-17 and determined that the carrying value of the Asset Group was approximately $36.8 million, which exceeded the undiscounted cash flows by approximately $2.8 million. Accordingly the Company completed the Step 2 analysis to determine the fair value of the asset group. The Company recorded long-lived asset impairment charges of approximately $13.4 million in the second quarter ended June 30, 2015 and as a result the long lived assets in the asset group are recorded at their current fair values.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

A considerable amount of judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of the asset group and the reporting unit. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore additional impairment charges could be required. Significant negative industry or economic trends, disruptions to the Company’s business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets may adversely impact the assumptions used in the fair value estimates and ultimately result in future impairment charges.

Note 12 - Goodwill

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

An impairment charge is recorded if such an assessment were to indicate that the fair value of a reporting unit was less than the carrying value. When the Company evaluates potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company utilizes either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of the reporting unit. The Company makes assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

As a result of external factors and general uncertainty related to reimbursement for non-melanoma skin cancer and in conjunction with the long-lived asset impairment testing, the Company performed an impairment assessment of the Therapy reporting unit. As a result the Company recorded a goodwill impairment charge of $14.0 million during the quarter ended June 30, 2015.

The implied fair value of the Therapy reporting unit was determined in the same manner as the manner in which the amount of goodwill recognized in a business combination is determined. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill. The Company identified the intangible assets that were valued during this process, including technology, customer relationships, trade-names, and the Company’s workforce. The allocation process was performed only for purposes of testing goodwill for impairment.

The Company determined the fair value of the Therapy reporting unit based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. This approach was selected as it measures the income producing assets, primarily technology and customer relationships. This method estimates the fair value based upon the ability to generate future cash flows, which is particularly applicable when future profit margins and growth are expected to vary significantly from historical operating results.

The Company uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on the most recent views of the long-term forecast for the reporting unit. Accordingly, actual results can differ from those assumed in the forecasts. The discount rate of approximately 17% is derived from a capital asset pricing model and analyzing published rates for industries relevant to the reporting unit to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the internally developed forecasts

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to the application of these assumptions to this analysis, the income approach provides a reasonable estimate of the fair value of the Therapy reporting unit.

The Step 2 test resulted in an approximate fair value of goodwill of $5.7 million which resulted in a goodwill impairment loss of $14.0 million.

As discussed in Note 3, the Company acquired VuComp’s M-Vu® Breast Density product for $1.7 million. The product will be integrated into the Company’s Powerlook AMP system, which is a component of the Detection reporting unit. The Company determined that the acquisition was a business combination and accordingly recorded goodwill of $0.8 million.

A roll forward of goodwill activity by reporting unit is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—
Acquisition of DermEbx and Radion	—	6,154	6,154

Balance at December 31, 2014	7,663	19,600	27,263
Acquisition measurement period adjustments	—	116	116
Acquisition of VuComp	800	—	800
Impairment	—	(13,981)	(13,981)

Balance at June 30, 2015	$8,463	$5,735	$14,198

Note 13 – Segment Reporting

In accordance with FASB Topic ASC 280, “Segments”, operating segments, are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker CODM in deciding how to allocate resources and assess performance.

The Company’s CODM is the CEO. Each segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. The Company has determined there are two segments, Detection and Therapy.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy Axxent products, and related services. The primary factors used by our CODM to allocate resources are based on revenues, gross profit, operating income, and earnings or loss before interest, taxes, depreciation, amortization, and other specific and non-recurring items (“Adjusted EBITDA”) of each segment. Included in segment operating income are stock compensation, amortization of technology and depreciation expense. There are no intersegment revenues.

Our CODM does not use asset information by segment to allocate resources or make operating decisions.

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment revenues:

Detection	$4,955	$4,832	$9,743	$9,007
Therapy	6,188	4,835	14,620	9,180

Total Revenue	$11,143	$9,667	$24,363	$18,187

Segment gross profit:

Detection	$4,090	$3,960	$8,037	$7,324
Therapy	3,788	2,870	9,203	5,440

Segment gross profit	$7,878	$6,830	$17,240	$12,764

Segment operating income (loss):

Detection	2,033	1,897	3,793	3,413
Therapy	(27,469)	(140)	(26,512)	(368)

Segment operating income	$(25,436)	$1,757	$(22,719)	$3,045

General, administrative, depreciation and amortization expense	$(2,392)	$(1,923)	$(4,666)	$(3,671)
Interest expense	(70)	(614)	(577)	(1,431)
Gain on fair value of warrant	—	699	—	1,835
Other income	5	12	14	16
Loss on debt extinguishment	—	(903)	(1,723)	(903)

Loss before income tax	$(27,893)	$(972)	$(29,671)	$(1,109)

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

Note 14 - Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new Topic 606 “Revenue from Contracts with Customers.” This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015 the FASB voted to defer effective date of this standard with respect to years, beginning after December 15, 2017. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

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

The Company has grown primarily through acquisitions including CADx, Qualia Computing, CAD Sciences, Xoft and DermEbx and Radion. The Radion/DermEbx acquisition extends the Company’s position as a larger player in the oncology market, including the components that enable dermatologists and radiation oncologists to develop, launch and manage their electronic brachytherapy (“eBx”) programs for the treatment of non-melanoma skin cancer.

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

The Company intends to continue the extension of its image analysis and clinical decision support solutions for mammography, MRI and CT imaging. The Company believes that advances in digital imaging techniques, such as 3D mammography, should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products. In April 2015, the Company acquired VuComp’s M-Vu Breast Density product, which the Company expects to integrate with our mammography products. The purchase price was $1.7 million which was paid in cash at closing.

In the Therapy segment the Company offers an isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“Xoft eBx”) can be used for the treatment of early-stage breast cancer, endometrial cancer, cervical cancer and skin cancer. We believe the Xoft eBx system platform indications represent strategic opportunities in the United States and International markets to offer differentiated treatment alternatives. In addition, the Xoft eBx system generates additional recurring revenue for the sale of consumables and related accessories which will continue to drive growth in this segment. With the acquisition of the assets of DermEbx and Radion the Company now offers solutions that enable dermatologists and radiation oncologists to develop, launch and manage their eBx programs for the treatment of non-melanoma skin cancer.

In May 2015 the Company announced that one of the regional Medicare Administrative Contractors instructed physicians to report CPT code (17999) rather than the established CPT code (0182T) for electronic brachytherapy for treatment of non-melanoma skin cancers (“NMSC”). This announcement resulted in a significant disruption in our Therapy segment as a result of the reimbursement uncertainty. Revenues for the three and six months ended June 30, 2015 were also negatively impacted as a result of the uncertainty. In addition, the Company implemented expense reductions in response to the general uncertainty with respect to reimbursement levels. The Company is proactively addressing the situation in its dialogue with the regional provider and Centers for Medicare and Medicaid Services (“CMS”); however there is insufficient clarification to fully assess the impact on our customers.

As we have discussed in our risk factors noted in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014, our business can be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices customers are willing to pay for those products in a particular jurisdiction. The change in CPT codes for the Company’s electronic brachytherapy treatment of NMSC had a negative impact on the Company’s revenues in the second quarter of 2015.

In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment. As a result of this assessment, the Company has recorded material impairment charges in our Therapy reporting unit.

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

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenue: (in thousands)

	Three months ended June 30,
	2015	2014	Change	% Change
Detection revenue
Product revenue	$2,955	$2,809	$146	5.2%
Service revenue	2,000	2,023	(23)	(1.1)%

Subtotal	4,955	4,832	123	2.5%

Therapy revenue
Product revenue	141	2,485	(2,344)	(94.3)%
Service revenue	6,047	2,350	3,697	157.3%

Subtotal	6,188	4,835	1,353	28.0%

Total revenue	$11,143	$9,667	$1,476	15.3%

Three months ended June 30, 2015 and 2014:

Total revenue for the three month period ended June 30, 2015 was $11.1 million compared with revenue of $9.7 million for the three month period ended June 30, 2014, an increase of approximately $1.5 million, or 15.3%. The increase in revenue was due to a $1.4 million increase in Therapy revenue and an increase in Detection revenues of approximately $0.1 million.

Detection product revenue increased by approximately $0.1 million from $2.8 million to $3.0 million or 5.2% in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase is due primarily to an increase in MRI revenue of approximately $0.6 million offset by a decrease in CAD revenue of $0.5 million.

Detection service and supplies revenue was $2.0 million in the three months ended June 30, 2014 and the three months ended June 30, 2015. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $0.1 million for the three months ended June 30, 2015 as compared to $2.5 million for the three months ended June 30, 2014. The decrease in product revenue was due primarily to the customer reaction to the uncertainty of reimbursement rates. Revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supplies revenue increased approximately $3.7 million from $2.4 million in the three months ended June 30, 2014 to $6.0 million for the three months ended June 30, 2015. The increase in Therapy service and supplies revenue is due primarily to additional revenues resulting from the acquisition of Radion and DermEbx which represented approximately $3.8 million of revenue in the current quarter. Included in the $3.8 million of revenue are approximately $0.7 million of certain customer deferred revenues which were recognized upon termination of the respective customer agreement.

In July 2014, we acquired the assets of DermEbx and Radion, each of which was a Therapy customer. For the three months ended June 30, 2014 we recognized approximately $275,000 of Therapy product revenue and $838,000 of Therapy service and supplies revenue, for a total of approximately $1.1 million, related specifically to these two customers.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended June 30,
	2015	2014	Change	% Change
Products	$680	$1,390	$(710)	(51.1)%
Service & supply	$2,082	$1,104	978	88.6%
Amortization and depreciation	$503	$343	160	46.6%

Total cost of revenue	$3,265	$2,837	$428	15.1%

	Three months ended June 30,
	2015	2014	Change	% Change
Detection gross profit	$4,090	$3,960	$130	3.3%
Therapy gross profit	3,788	2,870	918	32.0%

Gross profit	7,878	6,830	1,048	15.3%

Gross profit %	70.7%	70.7%

Gross profit for the three month period ended June 30, 2015 was $7.9 million, or 70.7% of revenue as compared to $6.8 million or 70.7% of revenue in the three month period ended June 30, 2014. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products decreased by approximately $0.7 million from approximately $1.4 million for the three months ended June 30, 2014 to approximately $0.7 million for the three months ended June 30, 2015, which is due primarily to the overall decrease in product revenue. The cost of product revenue as a percentage of product revenue was approximately 22% for the three months ended June 30, 2015 as compared to 26% for the three months ended June 30, 2014. Cost of product revenue can vary due primarily to product mix.

•

The cost of service and supplies increased by $1.0 million from $1.1 million in the three months ended June 30, 2014 to $2.1 million in the three months ended June 30, 2015. This increase is due primarily to the increase related to the acquisition of the assets of DermEbx and Radion, and represents primarily personnel costs related to physics, radiation therapist and management services provided following the acquisition. The cost of service and supply revenue as a percentage of service revenue was approximately 26% for the quarter ended June 30, 2015 and 25% for the quarter ended June 30, 2014. During the second quarter of 2015, the Company implemented cost reduction initiatives.

•	Amortization and depreciation increased by $160,000 from $343,000 in three months ended June 30, 2014 to $503,000 for the three months ended June 30, 2015. The increase in amortization and depreciation is due to amortization and depreciation for the acquired intangibles. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization expense based on the revised values of the assets.

Operating Expenses: (in thousands)

	Three months ended June 30,
	2015	2014	Change	Change %
Operating expenses:
Engineering and product development	$2,272	$2,004	$268	13.4%
Marketing and sales	3,165	2,872	293	10.2%
General and administrative	2,330	1,865	465	24.9%
Amortization and depreciation	496	255	241	94.5%
Goodwill and long-lived asset impairment	27,443	—	27,443	0.0%

Total operating expenses	$35,706	$6,996	$28,710	410.4%

Operating expenses increased by approximately $28.7 million or 410.4% in the three months ended June 30, 2015. The primary driver for the increase was the goodwill and long-lived asset impairment as well as additional personnel costs related to the acquisition of DermEbx and Radion. During the second quarter of 2015, the Company implemented cost reduction initiatives, which we expect to impact operating expenses in the third quarter of 2015.

Engineering and Product Development. Engineering and product development costs for the three month period ended June 30, 2015 increased by $0.3 million or 13.4%, from $2.0 million in 2014 to $2.3 million in 2015. Therapy engineering and product development increased $0.3 million from $1.0 million in the three months ended June 30, 2014 to $1.3 million for the three months ended June 30, 2015. The increase in Therapy engineering and product development costs was due primarily to increases in salaries, consulting and clinical costs. Detection engineering and product development costs remained at $1.0 million for the three months ended June 30, 2014 and the three months ended June 30, 2015.

Marketing and Sales. Marketing and sales expenses increased by $0.3 million or 10.2%, from $2.9 million in the three month period ended June 30, 2014 to $3.2 million in the three month period ended June 30, 2015. Therapy marketing and sales expense increased $0.2 million from $2.0 million in the three months ended June 30, 2014 to $2.2 million for the three months ended June 30, 2015. The increase in Therapy marketing and sales expenses was due primarily to increases in salaries and wages and consulting fees. In June 2015, the Company incurred $235,000 of severance payments in the Therapy segment marketing and sales, which is reflected in salaries and wages. Detection marketing and sales costs increased slightly by $0.1 million from $0.9 million in the three months ended June 30, 2014 to $1.0 million for the three months ended June 30, 2015; this increase is due primarily to $0.1 million of severance payments.

General and Administrative. General and administrative expenses increased by $0.5 million from $1.9 million in the three month period ended June 30, 2014 to $2.3 million in the three month periods ended June 30, 2015. The increase was due primarily to increases in personnel legal, accounting, consulting, travel and stock compensation expense.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation increased by $241,000 from $255,000 in the three month period ended June 30, 2014 to $496,000 in the three month period ended June 30, 2015. The increase in expense was due to amortization of the acquired intangible assets related to the acquisition. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization and depreciation expense based on the revised values of the assets.

Goodwill and long-lived asset impairment. In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment and recorded a goodwill impairment charge of $14.0 million and a $13.4 million long-lived asset impairment for a total of $27.4 million.

Other Income and Expense: (in thousands)

	Three months ended June 30,
	2015	2014	Change	Change %
Loss on extinguishment of debt	$—	$(903)	903	(100.0)%
Gain from change in fair value of warrants	—	$699	(699)	(100.0)%
Interest expense	(70)	(614)	544	(88.6)%
Interest income	5	12	(7)	(58.3)%

	$(65)	$(806)	$741	(91.9)%

Tax benefit (expense)	107	(25)	132	(528.0)%

Loss on extinguishment of debt. The loss of $0.9 million from the extinguishment of debt represents the loss associated with the payoff of the Deerfield revenue purchase agreement, which was terminated in April 2014.

Gain from change in fair value of warrants. The loss of $0.7 million from the change in fair value of the warrants for the period ended June 30, 2014, resulted from change in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to changes in the Company’s stock price, and volatility which are the key assumptions in determining the value of the warrants. On April 30, 2014, the warrants were exercised in full and the Company issued 450,000 shares of common stock.

Interest expense. Interest expense of $70,000 decreased by $544,000 or 88.6% for the three month period ended June 30, 2015 as compared to interest expense of $614,000 in the three month period ended June 30, 2014. The reduction in interest expense is due primarily to the reduction in interest related to the Deerfield facility agreement that was terminated in March 2015. Interest related to the Hologic and Zeiss settlement obligations was $47,000 in the three months ended June 30, 2015 as compared to $54,000 in the same period in 2014.

Interest income. Interest income of $5,000 and $12,000 for the three month periods ended June 30, 2015, and 2014, respectively, reflects income earned from our money market accounts.

Tax benefit (expense). The Company recorded a tax benefit of $107,000 as compared to tax expense of $25,000 for the three month periods ended June 30, 2015, and 2014, respectively. The tax benefit is due primarily to the reversal of a deferred tax liability of approximately $117,000, offset by tax expense of approximately $10,000. The deferred liability was the result of tax amortizable goodwill that was recognized due to the impairment of goodwill. Tax expense is due primarily to state non-income and franchise based taxes.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenue: (in thousands)

	Six months ended June 30,
	2015	2014	Change	% Change
Detection revenue
Product revenue	$5,828	$4,873	$955	19.6%
Service revenue	3,915	4,134	(219)	(5.3)%

Subtotal	9,743	9,007	736	8.2%

Therapy revenue
Product revenue	1,226	4,630	(3,404)	(73.5)%
Service revenue	13,394	4,550	8,844	194.4%

Subtotal	14,620	9,180	5,440	59.3%

Total revenue	$24,363	$18,187	$6,176	34.0%

Six months ended June 30, 2015 and 2014:

Total revenue for the six month period ended June 30, 2015 was $24.4 million compared with revenue of $18.2 million for the six month period ended June 30, 2014, an increase of approximately $6.2 million, or 34.0%. The increase in revenue was due to a $5.4 million increase in Therapy revenue and an increase in Detection revenues of approximately $0.7 million.

Detection product revenue increased by approximately $1.0 million from $4.9 million to $5.8 million or 19.6% in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase is due primarily to an increase in CAD revenue of approximately $0.2 million and an increase in MRI revenue of $0.8 million.

Detection service and supplies revenue decreased approximately $0.2 million from $4.1 million in the six months ended June 30, 2014 to $3.9 million in the six months ended June 30, 2015.

Service and supplies revenue reflects the sale of service contracts to our installed base of customers. The decrease in service and supplies revenue is due primarily to the decrease in OEM service contracts. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $1.2 million for the six months ended June 30, 2015 as compared to $4.6 million for the six months ended June 30, 2014. The decrease in product revenue was due primarily to the customer reaction to the uncertainty of reimbursement rates. Revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supplies revenue increased approximately $8.8 million from $4.6 million in the six months ended June 30, 2014 to $13.4 million for the six months ended June 30, 2015. The increase in Therapy service and supplies revenue is due to additional revenues resulting from the acquisition of the assets of Radion and DermEbx which represented approximately $8.6 million of revenue for the six months ended June 30, 2015. Included in the $8.6 million of revenue are approximately $0.7 million of certain customer deferred revenues which were recognized upon termination of the respective customer agreement.

In July 2014, we acquired the assets of DermEbx and Radion, each of which was a Therapy customer. For the six months ended June 30, 2014 we recognized approximately $1.6 million of Therapy product revenue and $0.5 million of Therapy service and supplies revenue, for a total of approximately $2.1 million, related specifically to these two customers.

Cost of Revenue and Gross Profit: (in thousands)

	Six months ended June 30,
	2015	2014	Change	% Change
Products	$1,621	$2,570	$(949)	(36.9)%
Service & supply	4,360	2,179	2,181	100.1%
Amortization and depreciation	1,142	674	468	69.4%

Total cost of revenue	$7,123	$5,423	$1,700	31.3%

	Six months ended June 30,
	2015	2014	Change	% Change
Detection gross profit	$8,037	$7,324	$713	9.7%
Therapy gross profit	9,203	5,440	3,763	69.2%

Gross profit	17,240	12,764	4,476	35.1%

Gross profit %	70.8%	70.2%

Gross profit for the six month period ended June 30, 2015 was $17.2 million, or 70.8% of revenue as compared to $12.8 million or 70.2% of revenue in the six month period ended June 30, 2014. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products decreased by approximately $0.9 million from approximately $2.6 million for the six months ended June 30, 2014 to approximately $1.6 million for the six months ended June 30, 2015, which is due primarily to the overall decrease in product revenue. The cost of product revenue as a percentage of product revenue was approximately 23% for the six months ended June 30, 2015 as compared to 27% for the six months ended June 30, 2014. Cost of product revenue can vary due primarily to product mix.

•	The cost of service and supplies increased by $2.2 million from $2.2 million in the six months ended June 30, 2014 to $4.4 million in the six months ended June 30, 2015. This increase is due primarily to the increase related to the acquisition of the assets of DermEbx and Radion, and represents primarily personnel costs related to physics, radiation therapist and management services provided following the acquisition. The cost of service and supply revenue as a percentage of service revenue was approximately 25% in each of the quarters ended June 30, 2015 and June 30, 2014.

•	Amortization and depreciation increased by $0.4 million from $0.7 million for the six months ended June 30, 2014 to $1.1 million for the six months ended June 30, 2015. The increase in amortization and depreciation is due to amortization and depreciation for the acquired intangibles. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization and depreciation expense based on the revised values of the assets.

Operating Expenses: (in thousands)

	Six months ended June 30,
	2015	2014	Change	Change %
Operating expenses:
Engineering and product development	$4,528	$3,866	$662	17.1%
Marketing and sales	6,995	5,464	1,531	28.0%
General and administrative	4,543	3,554	989	27.8%
Amortization and depreciation	1,116	506	610	120.6%
Goodwill and long-lived asset impairment	27,443	—	27,443	0.0%

Total operating expenses	$44,625	$13,390	$31,235	233.3%

Operating expenses increased by approximately $31.2 million or 233.3%, in the six months ended June 30, 2015. The primary driver for the increase was the goodwill and long-lived asset impairment as well as additional personnel costs related to the acquisition of DermEbx and Radion. In the second quarter of 2015, the Company implemented cost reduction initiatives and as a result we expect operating expenses, net of impairment to decrease from the current levels.

Engineering and Product Development. Engineering and product development costs for the six month period ended June 30, 2015 increased by $0.6 million, or 17.1%, from $3.9 million in 2014 to $4.5 million in 2015. Therapy engineering and product development increased $0.6 million from $1.9 million in the six months ended June 30, 2014 to $2.5 million for the six months ended June 30, 2015. The increase in Therapy engineering and product development costs was due primarily to increases in salaries, consulting and clinical costs. Detection engineering and product development costs remained at $1.9 million for the six months ended June 30, 2014 and the six months ended June 30, 2015.

Marketing and Sales. Marketing and sales expenses increased by $1.5 million or 28.0%, from $5.5 million in the six month period ended June 30, 2014 to $7.0 million in the six month period ended June 30, 2015. Therapy marketing and sales expense increased $1.3 million from $3.7 million in the six months ended June 30, 2014 to $5.0 million for the six months ended June 30, 2015. The increase in Therapy marketing and sales expenses was due primarily to increases in salaries and wages, consulting, trade shows and travel. These increases reflect continued investment in the Therapy segment. For the six months ended June 30, 2015, the Company incurred $0.5 million of severance payments in the Therapy segment marketing and sales. Detection marketing and sales costs increased slightly by $0.2 million from $1.8 million in the six months ended June 30, 2014 to $2.0 million for the six months ended June 30, 2015, this increase is due primarily to $0.1 million of severance payments in the second quarter of 2015.

General and Administrative. General and administrative expenses increased by $0.9 million from $3.6 million in the six month period ended June 30, 2014 to $4.5 million in the six month periods ended June 30, 2015. The increase was due primarily to increases in personnel, legal, accounting, consulting, travel and stock compensation expense.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation increased by $0.6 million from $0.5 million in the six month period ended June 30, 2014 to $1.1 million in the six month period ended June 30, 2015. The increase in expense was due to amortization of the acquired intangible assets related to the DermEbx/ Radion acquisition. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization and depreciation expense based on the revised values of the assets.

Goodwill and long-lived asset impairment. In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment and recorded an impairment charge of $14.0 million related to goodwill and an impairment charge of $13.4 related to long-lived assets for a total of $27.4 million.

Other Income and Expense: (in thousands)

	Six months ended June 30,
	2015	2014	Change	Change %
Loss on extinguishment of debt	$(1,723)	$(903)	(820)	90.8%
Gain from change in fair value of warrants	—	1,835	(1,835)	(100.0)%
Interest expense	(577)	(1,431)	854	(59.7)%
Interest income	14	16	(2)	(12.5)%

	$(2,286)	$(483)	$(1,803)	373.3%

Tax benefit (expense)	28	(78)	106	(135.9)%

Loss on extinguishment of debt. The loss of $1.7 million from the extinguishment of debt represents the loss associated with the payoff of the Deerfield facility agreement, which has now been terminated. On March 31, 2015, the Company paid $11.25 million which represented the entire obligation. The loss on extinguishment represents the unamortized discount on the Facility agreement, and the write-off of the deferred debt costs. The Facility Agreement was to mature on December 29, 2016 and was able to be repaid at the Company’s option without penalty or premium. The loss of $0.9 million from the extinguishment of debt represents the loss associated with the payoff of the Deerfield revenue purchase agreement, which was terminated in April 2014.

Gain from change in fair value of warrants. The gain of $1.8 million from the change in fair value of the warrants for the period ended June 30, 2014, resulted from change in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to changes in the Company’s stock price, and volatility which are the key assumptions in determining the value of the warrants. On April 30, 2014, the warrants were exercised in full and the Company issued 450,000 shares of common stock.

Interest expense. Interest expense of $0.6 million decreased by $0.9 million or 59.7% for the six month period ended June 30, 2015 as compared to interest expense of $1.4 million in the six month period ended June 30, 2014. The reduction in interest expense is due primarily to the reduction in interest related to the Deerfield facility agreement that was terminated on March 31, 2015. Interest related to the Hologic and Zeiss settlement obligations was $92,000 in the six months ended June 30, 2015 as compared to $0.1 million in the same period in 2014.

Interest income. Interest income of $14,000 and $16,000 for the six month periods ended June 30, 2015, and 2014, respectively, reflects income earned from our money market accounts.

Tax benefit (expense). The Company recorded a tax benefit of $28,000 as compared to tax expense of $78,000 for the six month period ended June 30, 2015, and 2014, respectively. The tax benefit is due primarily to a deferred tax liability of approximately $117,000, offset by tax expense of approximately $89,000. The deferred liability was the result of tax amortizable goodwill that was recognized due to the impairment of goodwill. Tax expense is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of June 30, 2015, the Company current assets of $29.7 million which includes $18.2 of cash and cash equivalents, current liabilities of $15.3 million and working capital of $14.4 million. The ratio of current assets to current liabilities was 1.93:1. On March 31, 2015 the Company paid $11.2 million to repay the Deerfield facility agreement. In April 2015, we paid $1.7 million to acquire VuComp’s M-Vu Breast Density product which was paid in cash at closing.

	For the six months ended June 30,
	2015	2014

Net cash provided by (used for) operating activities	$223	$(2,336)

Net cash used for investing activities	(2,535)	(509)

Net cash provided by (used for) financing activities	(11,700)	25,816

Increase (decrease) in cash and equivalents	$(14,012)	$22,971

Net cash provided by operating activities for the six month period ended June 30, 2015 was $223,000, compared to net cash used for operating activities of $2.3 million for the six month period ended June 30, 2014. The cash provided by operating activities for the six month period ended June 30, 2015 resulted primarily from sources of cash due to working capital changes resulting from decreases in accounts receivable offset by an increase in inventory and decreases in accounts payable and accrued expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the six month period ended June 30, 2015 was $2.5 million. The Company used approximately $799,000 for purchases of property and equipment, and $1.7 million to acquire VuComp M-Vu Breast Density software. Cash used for investing activities of $509,000 in the six month period ended June 30, 2014 consisted primarily of purchases of property and equipment.

Net cash used for financing activities for the six month period ended June 30, 2015 was $11.7 million as compared to net cash provided by financing activities of $25.8 million for the six month period ended June 30, 2014. The net cash used of $11.7 million represents primarily the repayment of the Deerfield facility agreement. The cash provided by financing activities reflects the underwritten offering in March 2014 of 2.76 million shares at approximately $11.00 per share, with net proceeds of $28.2 million after deducting offering expenses and underwriting discounts.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Operating Lease Obligations	$1,009	$507	$502	$—	$—

Capital Lease Obligations	1,739	$1,251	$488	—	—

Settlement Obligations	1,425	275	800	50	300

Other Commitments	2,233	2,233	—	—	—

Total Contractual Obligations	$6,406	$4,266	$1,790	$50	$300

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

See Note 14 to the Condensed Consolidated Financial Statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2015, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2015, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2015	4,118	$4.72	$—	$—
May 1 - May 31, 2015	1,084	$3.70	$—	$—
June 1 - June 30, 2015	—	$—	$—	$—

Total	5,202	$4.51	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant as amended through June 16, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	August 6, 2015	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer,
Director

Date:	August 6, 2015	By:	/s/ Kevin C. Burns
Kevin C. Burns
President, Chief Operating Officer
Chief Financial Officer and Treasurer