Form 10-Q
period 2015-09-30
ICAD INC
filed 2015-11-04
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of the close of business on November 3, 2015 there were 15,730,518 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	September 30,	December 31,
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$17,536	$32,220
Trade accounts receivable, net of allowance for doubtful accounts of $377 in 2015 and $203 in 2014	8,481	9,642
Inventory, net	3,746	2,214
Prepaid expenses and other current assets	684	540

Total current assets	30,447	44,616

Property and equipment, net of accumulated depreciation of $5,135 in 2015 and $4,861 in 2014	2,605	4,255
Other assets	94	132
Intangible assets, net of accumulated amortization of $10,694 in 2015 and $14,738 in 2014	4,473	17,504
Goodwill	14,198	27,263

Total assets	$51,817	$93,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,557	$2,151
Accrued and other expenses	4,142	5,554
Interest payable	—	180
Notes and lease payable - current portion	1,157	5,044
Deferred revenue	8,020	9,120

Total current liabilities	14,876	22,049

Deferred revenue, long-term portion	1,438	1,525
Other long-term liabilities	661	795
Capital lease - long-term portion	245	1,020
Notes payable - long-term portion	—	5,602

Total liabilities	17,220	30,991

Commitments and Contingencies (Note 6 and 8)

Stockholders’ equity:
Preferred stock, $.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $.01 par value: authorized 20,000,000 shares; issued 15,916,349 in 2015 and 15,732,177 in 2014; outstanding 15,730,518 in 2015 and 15,546,346 in 2014	159	157
Additional paid-in capital	210,961	209,100
Accumulated deficit	(175,108)	(145,063)
Treasury stock at cost, 185,831 shares in 2015 and 2014	(1,415)	(1,415)

Total stockholders’ equity	34,597	62,779

Total liabilities and stockholders’ equity	$51,817	$93,770

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Products	$4,515	$4,603	$11,569	$14,106
Service and supplies	5,067	7,969	22,376	16,653

Total revenue	9,582	12,572	33,945	30,759

Cost of revenue:
Products	1,110	1,019	2,731	3,589
Service and supplies	1,362	1,859	5,722	4,038
Amortization and depreciation	289	527	1,431	1,201

Total cost of revenue	2,761	3,405	9,884	8,828

Gross profit	6,821	9,167	24,061	21,931

Operating expenses:
Engineering and product development	2,093	2,086	6,621	5,952
Marketing and sales	2,697	3,448	9,692	8,912
General and administrative	2,118	2,282	6,661	5,836
Amortization and depreciation	257	425	1,373	931
Goodwill and long-lived asset impairment	—	—	27,443	—

Total operating expenses	7,165	8,241	51,790	21,631

Income (loss) from operations	(344)	926	(27,729)	300

Loss from extinguishment of debt	—	—	(1,723)	(903)
Gain from change in fair value of warrant	—	—	—	1,835
Interest expense	(46)	(647)	(623)	(2,078)
Other income	4	11	18	27

Other expense, net	(42)	(636)	(2,328)	(1,119)

Income (loss) before income tax (expense) benefit	(386)	290	(30,057)	(819)

Tax (expense) benefit	(16)	(16)	12	(94)

Net income (loss) and comprehensive income (loss)	$(402)	$274	$(30,045)	$(913)

Net (loss) income per share:
Basic	$(0.03)	$0.02	$(1.92)	$(0.07)

Diluted	$(0.03)	$0.02	$(1.92)	$(0.07)

Weighted average number of shares used in computing loss (income) per share:
Basic	15,725	15,283	15,670	13,609

Diluted	15,725	16,348	15,670	13,609

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2015	2014
	(in thousands)

Cash flow from operating activities:
Net loss	$(30,045)	$(913)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	1,565	1,312
Depreciation	1,239	820
Bad debt provision	341	27
Stock-based compensation expense	1,601	966
Amortization of debt discount and debt costs	337	908
Interest on settlement obligations	124	161
Loss on extinguishment of debt	1,723	903
Gain from change in fair value of warrant	—	(1,835)
Goodwill and long-lived asset impairment	27,443	—
Loss on disposal of assets	125	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	821	(2,665)
Inventory	(1,418)	(140)
Prepaid and other current assets	(197)	(26)
Accounts payable	(593)	(245)
Accrued expenses	(1,904)	142
Deferred revenue	(1,187)	437

Total adjustments	30,020	765

Net cash used for operating activities	(25)	(148)

Cash flow from investing activities:
Additions to patents, technology and other	(37)	(59)
Additions to property and equipment	(889)	(630)
Acquisition of Radion Inc, and DermEbx	—	(3,482)
Acquisition of VuComp M-Vu Breast Density	(1,700)	—

Net cash used for investing activities	(2,626)	(4,171)

Cash flow from financing activities:
Issuance of common stock for cash, net	—	28,214
Stock option exercises	349	616
Warrant exercise	—	1,575
Taxes paid related to restricted stock issuance	(87)	(110)
Principal payments of capital lease obligations	(1,045)	(313)
Principal repayment of debt financing, net	(11,250)	(4,100)

Net cash provided by (used for) financing activities	(12,033)	25,882

Increase (decrease) in cash and equivalents	(14,684)	21,563
Cash and equivalents, beginning of period	32,220	11,880

Cash and equivalents, end of period	$17,536	$33,443

Supplemental disclosure of cash flow information:
Interest paid	$521	$1,343

Taxes paid	$101	$125

Non-cash items from investing and financing activities:
Settlement of warrant liability with purchase of common stock	$—	$2,151

Issuance of common stock related to acquisition of Radion, Inc and DermEbx	$—	$8,556

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2015, the results of operations of the Company for the three and nine month periods ended September 30, 2015 and 2014, and cash flows of the Company for the nine month periods ended September 30, 2015 and 2014. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2014 filed with the SEC on March 13, 2015. The results for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any future period.

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

The Company recognizes revenue from the sale of its digital, film-based CAD and cancer therapy products and services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASC Update No. 2009-14, “Certain Arrangements That Contain Software Elements” (“ASU 2009-14”) and ASC 985-605, “Software” (“ASC 985-605”). Revenue from the sale of certain CAD products is recognized in accordance with ASC 840 “Leases” (“ASC 840”). For multiple element arrangements, revenue is allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the deliverable is sold separately and is the price actually charged for that deliverable. The process for determining BESP for deliverables without VSOE or TPE considers multiple factors

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

including relative selling prices; competitive prices in the marketplace, and management judgment; however, these may vary depending upon the unique facts and circumstances related to each deliverable.

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

The Company has determined that iCAD’s digital and film based sales generally follow the guidance of FASB ASC Topic 605 “Revenue Recognition” (“ASC 605”) as the software has been considered essential to the functionality of the product per the guidance of ASU 2009-14. Typically, the responsibility for the installation process lies with the OEM partner. On occasion, when iCAD is responsible for product installation, the installation element is considered a separate unit of accounting because the delivered product has stand-alone value to the customer. In these instances, the Company allocates revenue to the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue is recognized as the services are performed according to the BESP of the element. Revenue from the digital and film based equipment, when there is installation, is recognized based on the relative selling price allocation of the BESP, when delivered.

Revenue from certain CAD products is recognized in accordance with ASC 985-605. Sales of this product include training, and the Company has established VSOE for this element. Product revenue is determined based on the residual value in the arrangement and is recognized when delivered. Revenue for training is deferred and recognized when the training has been completed.

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

September 30, 2015

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

Medical Device Excise tax included in the cost of revenue is approximately $131,000 and $462,000, for the three and nine months ended September 30, 2015, respectively and $211,000 and $590,000 for the three and nine months ended September 30, 2014, respectively.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss	$(402)	$274	$(30,045)	$(913)

Basic and diluted shares used in the calculation of net loss per share	15,725	15,283	15,670	13,609
Effect of dilutive securities:
Stock options	—	756	—	—
Restricted stock	—	309	—	—

Diluted shares used in the calculation of net loss per share	15,725	16,348	15,670	13,609

Net loss per share - basic and diluted	$(0.03)	$0.02	$(1.92)	$(0.07)

Net loss per share - diluted	$(0.03)	$0.02	$(1.92)	$(0.07)

The shares of the Company’s common stock, issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Nine Months Ended
	September 30,
	2015	2014
Stock Options	894,306	55,463
Restricted Stock	432,479	—

Stock options and restricted stock	1,326,785	55,463

Note 3 – Business Combinations

Acquisition of VuComp M-Vu Breast Density Product

On April 29, 2015, pursuant to the terms of the Asset Purchase Agreement with VuComp, the Company purchased VuComp’s M-Vu Breast Density product for $1,700,000 in cash. The Company considered the acquisition to be an acquisition of a business as the Company acquired the Breast Density product and certain customer liabilities which were considered to be an integrated set of activities at acquisition. Under the terms of the agreement, the Company acquired the breast density intellectual property product, which has been integrated with the Company’s PowerLook Advanced Mammography Platform (AMP). PowerLook AMP is a modular solution designed to provide advanced tools for breast disease detection and analysis, including CAD for tomosynthesis. As the Company considered this to be a business combination, the assets were valued in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

The amount allocated to the acquired assets was estimated primarily through the use of discounted cash flow valuation techniques. Appraisal assumptions utilized under this method include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. The acquired technology is being amortized over the estimated useful life of approximately eight years and nine months from the closing of the transaction. The following is a summary of the preliminary allocation of the total purchase price based on the estimated fair values as of the date of the acquisition and the amortizable life:

	Amount	Estimated Amortizable Life
Developed Technology	900	8 years 9 months
Goodwill	800

Purchase price	$1,700

The assets obtained in the acquisition of VuComp’s M-Vu Breast Density product and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment.

Acquisition of DermEbx and Radion

On July 15, 2014, the Company entered into two Asset Purchase Agreements, one with Radion, Inc. (“Radion”) the other with DermEbx, a series of Radion Capital Partners LLC (“DermEbx”) (the “Radion/DermEbx Acquisition”). Pursuant to the Asset Purchase Agreement with DermEbx, the Company purchased substantially all of the assets of DermEbx, including all of DermEbx’s intellectual property and customer contracts. The Company paid the following consideration to DermEbx: (i) $1,600,000 in cash and (ii) 600,000 restricted shares of the Company’s common stock, $0.01 par value per share. The 600,000 restricted shares were subject to the following provisions; 25% was locked up until the date that was two trading days after the Company announced its fourth quarter 2014 earnings, which occurred on March 2, 2015; 30% of the shares were to be locked up for a period of 24 months from the date of the agreement; and 30% of the shares were to be locked up for a period of 36 months from the date of the agreement. In addition the Company delivered the remaining 15%, or 90,000, of the restricted shares to US Bank, N.A., as escrow agent, which were to be held in escrow for a period of 18 months pursuant to the terms of an escrow agreement. The 90,000 escrow shares acted as the source of payment for the indemnification of the Company by DermEbx under the DermEbx Asset Purchase Agreement. On October 7, 2015, the Company and each of Radion and DermEbx entered into a working capital settlement agreement pursuant to which the restrictions on the shares were lifted, the escrow shares were released from escrow and the parties agreed to settle all amounts owed under the Asset Purchase Agreements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

Pursuant to the terms of the Asset Purchase Agreement with Radion, the Company purchased substantially all of the assets of Radion, including all of Radion’s intellectual property and customer contracts. The Company paid the following consideration to Radion: (i) $2,382,000 in cash which included $182,000 payoff of an existing note payable and (ii) the issuance to Radion of 600,000 restricted shares of the Company’s common stock. The 600,000 restricted shares were subject to the following provisions; 25% of the shares were locked up until the date that was two trading days after the Company announces its fourth quarter 2014 earnings, which occurred on March 2, 2015; 30% of the shares shall be locked up for a period of 24 months from the date of the agreement; and 30% of the shares were to be locked up for a period of 36 months from the date of the agreement. In addition the Company delivered the remaining 15% or 90,000 of the restricted shares to US Bank, N.A., as escrow agent, which were to be held in escrow for a period of 18 months pursuant to the terms of an escrow agreement. The 90,000 escrow shares acted as the source of payment for the indemnification of the Company by Radion under the Radion Asset Purchase Agreement. On October 7, 2015, the Company and each of Radion and DermEbx entered into a working capital settlement agreement pursuant to which the restrictions on the shares were lifted, the escrow shares were released from escrow and the parties agreed to settle all amounts owed under the Asset Purchase Agreements.

Prior to the Radion DermEbx Acquisition in July 2014, the Sellers represented one of the Company’s significant customers in the Therapy segment. The Company recognized approximately $0.5 million of Therapy service revenue, for a total of $2.1 million related to Sellers, in the six months ended June 30, 2014, and these amounts are included in the results for the nine months ended September 30, 2014.

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

September 30, 2015

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

The goodwill is deductible for income tax purposes.

Note 4 – Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

	as of September 30, 2015	as of December 31, 2014
Raw materials	$2,488	$955
Work in process	161	54
Finished Goods	1,097	1,205

Inventory	$3,746	$2,214

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

September 30, 2015

March 31, 2015, the Company used cash on hand to pay the $11.25 million outstanding principal amount due under the Facility Agreement and approximately $162,000 in accrued and unpaid interest on such principal amount.

The Company recorded a loss on the extinguishment of debt of approximately $1.7 million at the termination date in the quarter ended March 31, 2015.

The following amounts compose interest expense included in our consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014: (in thousands)

	Three months ended September 30,
	2015	2014
Cash interest expense	$—	$215
Non-cash amortization of debt discount	—	327
Amortization of debt costs	—	17
Amortization of settlement obligations	32	55
Interest expense capital lease	14	33

Total interest expense	$46	$647

	Nine months ended September 30
	2015	2014
Cash interest expense	$162	$1,009
Non-cash amortization of debt discount	254	775
Amortization of debt costs	13	93
Amortization of settlement obligations	124	161
Interest expense capital lease	70	40

Total interest expense	$623	$2,078

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

Note 6 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through September, 2017. Certain of these leases contain renewal options. Rent expense under operating leases was $165,000 and $490,000 for the three and nine month period ended September 30, 2015 and $150,000 and $476,000 for the three and nine month period ended September 30, 2014, respectively.

Future minimum lease payments as of September 30, 2015 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases

2015	$128
2016	499
2017	255

$882

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

In connection with the Radion/DermEbx Acquisition, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. As of September 30, 2015, the outstanding liability for the acquired equipment leases was approximately $1.4 million.

Future minimum lease payments under all outstanding capital leases are as follows: (in thousands)

Fiscal Year	Capital Leases

2015	$386
2016	1,039
2017	89

Subtotal minimum lease obligation	1,514
Less interest	(112)

Total, net	1,402
Less current portion	(1,157)

Long term portion	$245

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

Kamal Gogineni is an employee of the Company’s and a beneficial owner of more than 5% of the Company’s common stock. Additionally, Mr. Gogineni is a significant shareholder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “Lease”). In connection with the Company’s Radion/DermEbx acquisition that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company is obligated to pay a total of $664,000 as of September 30, 2015 and the liability is included in the minimum lease payments above, with annual payments of $192,000 for the remainder of 2015, $396,000 in 2016 and $76,000 in 2017.

Note 7 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

The Company granted 40,000 and 358,000 options in the three and nine months ended September 30, 2015. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average risk-free interest rate	1.06%	0.93%	0.95%	0.84%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	74.6%	66.3% to 69.3%	60.5% to 74.6%	64.2% to 69.3%
Weighted average exercise price	$3.85	$8.74	$6.62	$8.02
Weighted average fair value	$2.02	$4.29	$3.19	$3.80

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

The amounts included in the consolidated statement of operations relating to stock based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Cost of revenue	$4	$3	$11	$10
Engineering and product development	53	43	165	126
Marketing and sales	162	97	495	237
General and administrative	318	217	930	593

	$537	$360	$1,601	$966

As of September 30, 2015 unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$4,039
Weighted average term	1.21 years

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended September 30,
Aggregate intrinsic value	2015	2014

Stock options	$584	$7,448
Restricted stock	1,470	3,047

The intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $0.3 million and $0.9 million, respectively.

Note 8 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of September 30, 2015.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

Settlement Obligations

In connection with the acquisition of Xoft in 2010, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that utilize the licensed rights. The Company has a liability within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $408,000. The Company recorded interest expense of approximately $19,000 and $55,000 in the three and nine months ended September 30, 2015 and $27,000 and $77,000 in the three and six months ended September 30, 2014, respectively, related to this obligation.

In December, 2011, the Company agreed to a settlement related to litigation with Carl Zeiss Meditec AG. The Company is obligated to pay the remaining amount of $0.5 million in June 2017. As of September 30, 2015, the remaining liability recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations is $408,000. The Company recorded interest expense of approximately $13,000 and $69,000 in the three and nine months ended September 30, 2015 and $28,000 and $84,000 in the three and nine months ended September 30, 2014, respectively, related to this obligation.

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

September 30, 2015

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities. The carrying amounts of our cash and cash equivalents (which are composed primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturity of these instruments.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

Fair value measurements using: (000’s) as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$13,573	$—	$—	$13,573

Total Assets	$13,573	$—	$—	$13,573

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. The Company recorded a $27.4 million impairment consisting of $14.0 million related to goodwill and $13.4 million related to long-lived assets as discussed in Note 11 and Note 12 and re-measured long-lived assets and goodwill of the Therapy reporting unit at fair value as of the impairment date as noted in the following table. The fair values of long-lived assets and goodwill were measured using Level 3 inputs.

Fair value measurements using: (000’s) as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Non-recurring assets
Long-lived and intangible assets	$—	$—	$3,195	$3,195
Goodwill	—	—	5,735	5,735

Total Assets	$—	$—	$8,930	$8,930

Note 10 - Income Taxes

The Company recorded an income tax provision of $16,000 and an income tax benefit of $12,000, in the three and nine months ended September 30, 2015 as compared to a provision of $16,000 and $94,000 in the three and nine months ended September 30, 2014, respectively. The income tax provision for the three months ended September 30, 2015 relates primarily to state taxes. The income tax net benefit for the nine months ended September 30, 2015 primarily relates to a benefit from the reversal of a deferred tax liability relating to tax amortizable goodwill, offset by the state tax provision. Due to the Company’s goodwill impairment the tax basis in amortizable goodwill is greater than book basis which results in a deferred tax asset that is subject to a valuation allowance. At September 30, 2015, the Company had no material unrecognized tax benefits and no adjustments to liabilities or tax expense were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2015. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards,

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not under examination by any federal or state jurisdiction for any tax years.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company completed its analysis pursuant to ASC 360-10-35-17 and determined that the carrying value of the Asset Group was approximately $36.8 million, which exceeded the undiscounted cash flows by approximately $2.8 million. Accordingly the Company completed the Step 2 analysis to determine the fair value of the asset group. The Company recorded long-lived asset impairment charges of approximately $13.4 million in the second quarter ended June 30, 2015 and as a result the long lived assets in the asset group were recorded at their current fair values.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

The Company performed the annual impairment assessment at October 1, 2014 and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value of each reporting unit exceeded the carry value by approximately 315% for the Detection reporting unit and 255% for the Therapy reporting unit. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment. The Company’s next annual impairment assessment is October 1, 2015.

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

As a result of external factors and general uncertainty related to reimbursement for non-melanoma skin cancer and in conjunction with the long-lived asset impairment testing, the Company performed an impairment assessment of the Therapy reporting unit as of June 30, 2015. As a result the Company recorded a goodwill impairment charge of $14.0 million during the quarter ended June 30, 2015.

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

September 30, 2015

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

A roll forward of goodwill activity by reporting unit is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—
Acquisition of DermEbx and Radion	—	6,154	6,154

Balance at December 31, 2014	7,663	19,600	27,263
Acquisition measurement period adjustments	—	116	116
Acquisition of VuComp	800	—	800
Impairment	—	(13,981)	(13,981)

Balance at September 30, 2015	$8,463	$5,735	$14,198

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

September 30, 2015

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

September 30, 2015

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment revenues:

Detection	$5,202	$4,936	$14,945	$13,943
Therapy	4,380	7,636	19,000	16,816

Total Revenue	$9,582	$12,572	$33,945	$30,759

Segment gross profit:

Detection	$4,423	$4,102	$12,460	$11,426
Therapy	2,398	5,065	11,601	10,505

Segment gross profit	$6,821	$9,167	$24,061	$21,931

Segment operating income (loss):

Detection	2,392	2,142	6,185	5,555
Therapy	(558)	1,127	(27,070)	759

Segment operating income	$1,834	$3,269	$(20,885)	$6,314

General, administrative, depreciation and amortization expense	$(2,178)	$(2,343)	$(6,844)	$(6,014)
Interest expense	(46)	(647)	(623)	(2,078)
Gain on fair value of warrant	—	0	—	1,835
Other income	4	11	18	27
Loss on debt extinguishment	—	—	(1,723)	(903)

Loss before income tax	$(386)	$290	$(30,057)	$(819)

Note 14 - Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new Topic 606 “Revenue from Contracts with Customers.” This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In April 2015 the FASB voted to defer the effective date of this standard to years beginning after December 15, 2017. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

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

In the Therapy segment, the Company offers an isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“Xoft eBx”) can be used for the treatment of early- stage breast cancer, endometrial cancer, cervical cancer and skin cancer. We believe the Xoft eBx system platform indications represent strategic opportunities in the United States and international markets to offer differentiated treatment alternatives. In addition, the Xoft eBx system generates additional recurring revenue for the sale of consumables and related accessories. With the acquisition of the assets of DermEbx and Radion, the Company offers solutions that enable dermatologists and radiation oncologists to develop, launch and manage their eBx programs for the treatment of non-melanoma skin cancer (“NMSC”).

In May 2015 the Company announced that one of the regional Medicare Administrative Contractors instructed physicians to report CPT code (17999) rather than the established CPT code (0182T) for electronic brachytherapy for treatment of NMSC. This announcement resulted in a significant disruption in our Therapy segment as a result of the reimbursement uncertainty. Revenues for the three and nine months ended September 30, 2015 were also negatively impacted as a result of the uncertainty. In addition, the Company implemented expense reductions in response to the general uncertainty with respect to reimbursement levels. The Company is proactively addressing the situation in its dialogue with the regional provider and Centers for Medicare and Medicaid Services (“CMS”); however there is insufficient clarification to fully assess the long-term impact on our customers.

As we have discussed in our risk factors noted in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014, our business can be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices customers are willing to pay for those products in a particular jurisdiction. The change in CPT codes for the Company’s electronic brachytherapy treatment of NMSC had a negative impact on the Company’s revenues for the nine months ended September 30, 2015.

In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment. As a result of this assessment, the Company recorded material impairment charges in our Therapy reporting unit (see Note 11 to our condensed consolidated financial statements for a further discussion).

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

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenue: (in thousands)

	Three months ended September 30,
	2015	2014	Change	% Change
Detection revenue
Product revenue	$3,230	$2,746	$484	17.6%
Service revenue	1,972	2,190	(218)	(10.0)%

Subtotal	5,202	4,936	266	5.4%

Therapy revenue
Product revenue	1,285	1,857	(572)	(30.8)%
Service revenue	3,095	5,779	(2,684)	(46.4)%

Subtotal	4,380	7,636	(3,256)	(42.6)%

Total revenue	$9,582	$12,572	$(2,990)	(23.8)%

Three months ended September 30, 2015 and 2014:

Total revenue for the three month period ended September 30, 2015 was $9.6 million compared with revenue of $12.6 million for the three month period ended September 30, 2014, a decrease of approximately $3.0 million, or 23.8%. The decrease in revenue was due to a $3.3 million decrease in Therapy revenue and an increase in Detection revenues of approximately $0.3 million.

Detection product revenue increased by approximately $0.5 million from $2.7 million to $3.2 million or 17.6% in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase is due primarily to an increase in MRI revenue of approximately $0.2 million and an increase in CAD revenue of $0.3 million.

Detection service and supplies revenue decreased by approximately $0.2 million from $2.2 million in the three months ended September 30, 2014 to $2.0 million in the three months ended September 30, 2015. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $1.3 million for the three months ended September 30, 2015 as compared to $1.9 million for the three months ended September 30, 2014. Therapy product revenue for the three months ended September 30, 2015 was negatively impacted by customer reaction to the uncertainty of reimbursement rates in the United States. Revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supplies revenue decreased approximately $2.7 million from $5.8 million in the three months ended September 30, 2014 to $3.1 million for the three months ended September 30, 2015. The decrease in Therapy service and supplies revenue is due primarily to a decrease in the services related to electronic brachytherapy for NMSC, which is related to reimbursement uncertainty.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended September 30,
	2015	2014	Change	% Change
Products	$1,110	$1,019	$91	8.9%
Service & supply	1,362	1,859	(497)	(26.7)%
Amortization and depreciation	289	527	(238)	(45.2)%

Total cost of revenue	$2,761	$3,405	$(644)	(18.9)%

Gross profit	$6,821	$9,167	$(2,346)	(25.6)%
Gross profit %	71.2%	72.9%

	Three months ended September 30,
	2015	2014	Change	% Change
Detection gross profit	$4,423	$4,102	$321	7.8%
Therapy gross profit	2,398	5,065	(2,667)	(52.7%)

Gross profit	6,821	9,167	(2,346)	(25.6%)

Gross profit %	71.2%	72.9%

Gross profit for the three month period ended September 30, 2015 was $6.8 million, or 71.2% of revenue as compared to $9.2 million or 72.9% of revenue in the three month period ended September 30, 2014. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products increased by approximately $91,000 from approximately $1.0 million for the three months ended September 30, 2014 to approximately $1.1 million for the three months ended September 30, 2015, which is due primarily to the change in product mix in product revenue. The cost of product revenue as a percentage of product revenue was approximately 25% for the three months ended September 30, 2015 as compared to 22% for the three months ended September 30, 2014. Cost of product revenue can vary due to product mix.

•	The cost of service and supplies decreased by $0.5 million from $1.9 million in the three months ended September 30, 2014 to $1.4 million in the three months ended September 30, 2015. The cost of service and supply revenue as a percentage of service and supply revenue was approximately 27% for the quarter ended September 30, 2015 and 22% for the quarter ended September 30, 2014 The decrease in cost of service supplies is due primarily to the decrease in service and supply revenue.

•	Amortization and depreciation decreased by $238,000 from $527,000 in three months ended September 30, 2014 to $289,000 for the three months ended September 30, 2015. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization expense based on the revised values of the assets as a result amortization and depreciation for the intangibles decreased.

Operating Expenses: (in thousands)

	Three months ended September 30,
	2015	2014	Change	Change %
Operating expenses:
Engineering and product development	$2,093	$2,086	$7	0.3%
Marketing and sales	2,697	3,448	(751)	(21.8)%
General and administrative	2,118	2,282	(164)	(7.2)%
Amortization and depreciation	257	425	(168)	(39.5)%

Total operating expenses	$7,165	$8,241	$(1,076)	(13.1)%

Operating expenses decreased by approximately $1.1 million or 13.1% in the three months ended September 30, 2015. During the second quarter of 2015, the Company implemented cost reduction initiatives, which impacted operating expenses in the third quarter of 2015.

Engineering and Product Development. Engineering and product development costs was $2.1 million for each of the three month periods ended September 30, 2015 and September 30, 2014, and increased by $7,000 or 0.3%. Therapy engineering and product development was $1.1 million in each of the three months ended September 30, 2014 and September 30, 2015. Detection engineering and product development costs remained at approximately $1.0 million for the three months ended September 30, 2014 and the three months ended September 30, 2015.

Marketing and Sales. Marketing and sales expenses decreased by $0.8 million or 21.8%, from $3.5 million in the three month period ended September 30, 2014 to $2.7 million in the three month period ended September 30, 2015. Therapy marketing and sales expense decreased $0.7 million from $2.5 million in the three months ended September 30, 2014 to $1.8 million for the three months ended September 30, 2015. The decrease in Therapy marketing and sales expenses was due primarily to decreases in salaries and wages and decreases in trade show costs, which vary from quarter to quarter. Detection marketing and sales costs decreased slightly by $25,000 and were approximately $0.9 million in each of the three months ended September 30, 2014 and September 30, 2015.

General and Administrative. General and administrative expenses decreased by $164,000 from $2.3 million in the three month period ended September 30, 2014 to $2.1 million in the three month period ended September 30, 2015. The decrease was due primarily to a decrease in consulting costs as compared to the three month period ended September 2014 offset by increases in bad debt and stock compensation expense.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased by $168,000 from $425,000 in the three month period ended September 30,

2014 to $257,000 in the three month period ended September 30, 2015. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization and depreciation expense based on the revised values of the assets. As a result, amortization and depreciation for the quarter ended September 30, 2015 decreased.

Other Income and Expense: (in thousands)

	Three months ended September 30,
	2015	2014	Change	Change %
Interest expense	$(46)	$(647)	601	(92.9)%
Interest income	4	11	(7)	(63.6)%

	$(42)	$(636)	$594	(93.4)%

Tax expense	(16)	(16)	—	0.0%

Interest expense. Interest expense of $46,000 decreased by $601,000 or 92.9% for the three month period ended September 30, 2015 as compared to interest expense of $647,000 in the three month period ended September 30, 2014. The reduction in interest expense is due primarily to the reduction in interest related to the Deerfield facility agreement that was terminated in March 2015. Interest related to the Hologic and Zeiss settlement obligations was $32,000 in the three months ended September 30, 2015 as compared to $55,000 in the same period in 2014.

Interest income. Interest income of $4,000 and $11,000 for the three month periods ended September 30, 2015, and 2014, respectively, reflects income earned from our money market accounts.

Tax benefit (expense). Tax expense is due primarily to state non-income and franchise based taxes.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Revenue: (in thousands)

	Nine months ended September 30,
	2015	2014	Change	% Change
Detection revenue
Product revenue	$9,058	$7,619	$1,439	18.9%
Service revenue	5,887	6,324	(437)	(6.9)%

Subtotal	14,945	13,943	1,002	7.2%

Therapy revenue
Product revenue	2,511	6,487	(3,976)	(61.3)%
Service revenue	16,489	10,329	6,160	59.6%

Subtotal	19,000	16,816	2,184	13.0%

Total revenue	$33,945	$30,759	$3,186	10.4%

Nine months ended September 30, 2015 and 2014:

Total revenue for the nine month period ended September 30, 2015 was $33.9 million compared with revenue of $30.8 million for the nine month period ended September 30, 2014, an increase of approximately $3.2 million, or 10.4%. The increase in revenue was due to a $2.2 million increase in Therapy revenue and an increase in Detection revenues of approximately $1.0 million.

Detection product revenue increased by approximately $1.4 million from $7.6 million to $9.1 million or 18.9% in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase is due primarily to an increase in CAD revenue of approximately $0.8 million and an increase in MRI revenue of $1.0 million, offset by a decrease in analog products of $0.3 million.

Detection service and supplies revenue decreased approximately $0.4 million from $6.3 million in the nine months ended September 30, 2014 to $5.9 million in the nine months ended September 30, 2015. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. The decrease in service and supplies revenue is due primarily to the decrease in OEM service contracts. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $2.5 million for the nine months ended September 30, 2015 as compared to $6.5 million for the nine months ended September 30, 2014. The decrease in product revenue was due primarily to the customer reaction to the uncertainty of reimbursement rates. Revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supplies revenue increased approximately $6.2 million from $10.3 million in the nine months ended September 30, 2014 to $16.5 million for the nine months ended September 30, 2015. The increase in Therapy service and supplies revenue is due to additional revenues resulting from the acquisition of DermEbx and Radion as the acquisition occurred in July 2014. Revenues for the nine months ended September 30, 2015 were impacted by reimbursement uncertainty.

In July 2014, we acquired the assets of DermEbx and Radion, each of which was a Therapy customer. Prior to the acquisition we recognized approximately $1.6 million of Therapy product revenue and $0.5 million of Therapy service and supplies revenue, for a total of approximately $2.1 million, related specifically to these two customers, which are reflected in the results for the nine months ended September 30, 2014.

Cost of Revenue and Gross Profit: (in thousands)

	Nine months ended September 30,
	2015	2014	Change	% Change
Products	$2,731	$3,589	$(858)	(23.9)%
Service & supply	5,722	4,038	1,684	41.7%
Amortization and depreciation	1,431	1,201	230	19.2%

Total cost of revenue	$9,884	$8,828	$1,056	12.0%

Gross profit	$24,061	$21,931	$2,130	9.7%
Gross profit %	70.9%	71.3%

	Nine months ended September 30,
	2015	2014	Change	% Change
Detection gross profit	$12,460	$11,426	$1,034	9.0%
Therapy gross profit	11,601	10,505	1,096	10.4%

Gross profit	24,061	21,931	2,130	9.7%

Gross profit %	70.9%	71.3%

Gross profit for the nine month period ended September 30, 2015 was $24.1 million, or 70.9% of revenue as compared to $22.0 million or 71.3% of revenue in the nine month period ended September 30, 2014. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products decreased by approximately $0.9 million from approximately $3.6 million for the nine months ended September 30, 2014 to approximately $2.7 million for the nine months ended September 30, 2015, which is due primarily to the overall decrease in product revenue. The cost of product revenue as a percentage of product revenue was approximately 24% for the nine months ended September 30, 2015 as compared to 25% for the nine months ended September 30, 2014. Cost of product revenue can vary due primarily to product mix.

•

The cost of service and supplies increased by $1.7 million from $4.0 million in the nine months ended September 30, 2014 to $5.7 million in the nine months ended September 30, 2015. This increase is due primarily to the increase related to the acquisition of the assets of DermEbx and Radion and represents primarily personnel costs related to physics, radiation therapist and management services provided following the acquisition. The cost of service and supply revenue as a percentage of service revenue was approximately 26% in the quarters ended September 30, 2015 as compared to 24% for the quarter ended September 30, 2014.

•	Amortization and depreciation increased by $0.2 million from $1.2 million for the nine months ended September 30, 2014 to $1.4 million for the nine months ended September 30, 2015. The increase in amortization and depreciation is due to amortization and depreciation for the acquired intangibles. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization and depreciation expense based on the revised values of the assets.

Operating Expenses: (in thousands)

	Nine months ended September 30,
	2015	2014	Change	Change %
Operating expenses:
Engineering and product development	$6,621	$5,952	$669	11.2%
Marketing and sales	9,692	8,912	780	8.8%
General and administrative	6,661	5,836	825	14.1%
Amortization and depreciation	1,373	931	442	47.5%
Goodwill impairment	27,443	—	27,443	100.0%

Total operating expenses	$51,790	$21,631	$30,159	139.4%

Operating expenses increased by approximately $30.1 million or 139.4%, in the nine months ended September 30, 2015. The primary driver for the increase was the goodwill and long-lived asset impairment as well as additional personnel costs related to the acquisition of DermEbx and Radion. In the second quarter of 2015, the Company implemented cost reduction initiatives, and these cost cutting initiatives are reflected in operating expenses in the nine months ended September 30, 2015.

Engineering and Product Development. Engineering and product development costs for the nine month period ended September 30, 2015 increased by $0.7 million, or 11.2%, from $6.0 million in 2014 to $6.6 million in 2015. Therapy engineering and product development increased $0.5 million from $3.1 million in the nine months ended September 30, 2014 to $3.6 million for the nine months ended September 30, 2015. The increase in Therapy engineering and product development costs was due primarily to increases in salaries, consulting and clinical costs. Detection engineering and product development costs increased by approximately $0.2 million from $2.8 million for the nine months ended September 30, 2014 to $3.0 million for the nine months ended September 30, 2015.

Marketing and Sales. Marketing and sales expenses increased by $0.8 million or 8.8%, from $8.9 million in the nine month period ended September 30, 2014 to $9.7 million in the nine month period ended September 30, 2015. Therapy marketing and sales expense increased $0.5 million from $6.3 million in the nine months ended September 30, 2014 to $6.8 million for the nine months ended September 30, 2015. The increase in Therapy marketing and sales expenses was due primarily to increases in salaries and wages, consulting, trade shows and travel. For the nine months ended September 30, 2015, the Company incurred $0.5 million of severance payments in the Therapy segment marketing and sales. Detection marketing and sales costs increased slightly by $0.3 million from $2.6 million in the nine months ended September 30, 2014 to $2.9 million for the nine months ended September 30, 2015. This increase is due primarily to $0.1 million of severance payments in the second quarter of 2015.

General and Administrative. General and administrative expenses increased by $0.8 million from $5.8 million in the nine month period ended September 30, 2014 to $6.7 million in the nine month period ended September 30, 2015. The increase was due primarily to increases in personnel, legal, accounting, consulting, travel and stock compensation expense.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation increased by $0.4 million from $0.9 million in the nine month period ended September 30, 2014 to $1.4 million in the nine month period ended September 30, 2015. The increase in expense was due to amortization of the acquired intangible assets related to the DermEbx/ Radion acquisition. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization and depreciation expense based on the revised values of the assets.

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

Other Income and Expense: (in thousands)

	Nine months ended September 30,
	2015	2014	Change	Change %
Loss on extinguishment of debt	$(1,723)	$(903)	(820)	90.8%
Loss from change in fair value of warrants	$—	$1,835	(1,835)	(100.0)%
Interest expense	(623)	(2,078)	1,455	(70.0)%
Interest income	18	27	(9)	(33.3)%

	$(2,328)	$(1,119)	$(1,209)	108.0%

Tax benefit (expense)	12	(94)	106	(112.8)%

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

Gain from change in fair value of warrants. The gain of $1.8 million from the change in fair value of the warrants for the period ended September 30, 2014, resulted from change in the fair value of the warrants under the binomial lattice based valuation methodology, due primarily to changes in the Company’s stock price, and volatility which are the key assumptions in determining the value of the warrants. On April 30, 2014, the warrants were exercised in full and the Company issued 450,000 shares of common stock.

Interest expense. Interest expense of $0.6 million decreased by $1.5 million or 70.0% for the nine month period ended September 30, 2015 as compared to interest expense of $2.1 million in the nine month period ended September 30, 2014. The reduction in interest expense is due primarily to the reduction in interest related to the Deerfield facility agreement that was terminated on March 31, 2015. Interest related to the Hologic and Zeiss settlement obligations was $124,000 in the nine months ended September 30, 2015 as compared to $161,000 in the same period in 2014.

Interest income. Interest income of $18,000 and $27,000 for the nine month period ended September 30, 2015, and 2014, respectively, reflects income earned from our money market accounts.

Tax benefit (expense). The Company recorded a tax benefit of $12,000 as compared to tax expense of $94,000 for the nine month period ended September 30, 2015, and 2014, respectively. The tax benefit is due primarily to a deferred tax liability of approximately $117,000, offset by tax expense of approximately $105,000. The deferred liability was the result of tax amortizable goodwill that was recognized due to the impairment of goodwill. Tax expense is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of September 30, 2015, the Company has current assets of $30.4 million which includes $17.5 of cash and cash equivalents. Current liabilities are $14.9 million and working capital is $15.6 million. The ratio of current assets to current liabilities was 2.04:1. On March 31, 2015 the Company paid $11.3 million to repay the Deerfield facility agreement. In April 2015, we paid $1.7 million to acquire VuComp’s M-Vu Breast Density product which was paid in cash at closing.

	For the nine months ended September 30,
	2015	2014

Net cash used for operating activities	$(25)	$(148)

Net cash used for investing activities	(2,626)	(4,171)

Net cash provided by (used for) financing activities	(12,033)	25,882

Increase (decrease) in cash and equivalents	$(14,684)	$21,563

Net cash used for operating activities for the nine month period ended September 30, 2015 was $25,000, compared to net cash used for operating activities of $148,000 for the nine month period ended September 30, 2014. The cash used for operating activities for the nine month period ended September 30, 2015 resulted primarily from sources of cash due to working capital changes resulting from decreases in accounts receivable offset by an increase in inventory and decreases in accounts payable and accrued expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the nine month period ended September 30, 2015 was $2.6 million; the Company used approximately $0.9 million for purchases of property and equipment, and $1.7 million to acquire VuComp M-Vu Breast Density software. Cash used for investing activities was $4.2 million in the nine month period ended September 30, 2014. The Company paid approximately $3.5 million of cash related to the acquisition of DermEbx and Radion in the quarter ended September 30, 2014, and used approximately $0.7 million for purchases of purchases of property and equipment.

Net cash used for financing activities for the nine month period ended September 30, 2015 was $12.0 million as compared to net cash provided by financing activities of $25.8 million for the nine month period ended September 30, 2014. The net cash used for financing activities of $12.0 million represents primarily the repayment of the Deerfield Facility Agreement of $11.3 million and $1.0 million for capital leases, offset by cash received of approximately $0.3 million from stock option exercises. The cash provided by financing activities of $25.9 million for the nine month period ended September 30, 2014 includes the underwritten offering in March 2014 of 2.76 million shares at approximately $11.00 per share, with net proceeds of $28.2 million after deducting offering expenses and underwriting discounts.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Operating Lease Obligations	$882	$502	$380	$—	$—

Capital Lease Obligations	1,402	$1,157	245	—	—

Settlement Obligations	1,425	275	800	50	300

Other Commitments	2,295	2,295	—	—	—

Total Contractual Obligations	$6,004	$4,229	$1,425	$50	$300

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2015, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2015, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2015	—	—	$—	$—
August 1 - August 31, 2015	1,028	$3.15	$—	$—
September 1 - September 30, 2015	—	—	$—	$—

Total	1,028	$3.15	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Change of Control Bonus Agreement by and between the Company and Ken Ferry dated October 29, 2015.

10.2	Change of Control Bonus Agreement by and between the Company and Kevin Burns dated October 29, 2015.

10.3	Change of Control Bonus Agreement by and between the Company and Stacey Stevens dated October 29, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	November 4, 2015	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer, Director

Date:	November 4, 2015	By:	/s/ Kevin C. Burns
Kevin C. Burns
President, Chief Operating Officer Chief Financial Officer and Treasurer