Form 10-Q
period 2016-03-31
ICAD INC
filed 2016-05-10
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of the close of business on May 9, 2016 there were 15,895,731 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$12,867	$15,280
Trade accounts receivable, net of allowance for doubtful accounts of $295 in 2016 and $236 in 2015	5,760	7,488
Inventory, net	4,546	4,315
Prepaid expenses and other current assets	715	684

Total current assets	23,888	27,767

Property and equipment, net of accumulated depreciation of $5,814 in 2016 and $5,475 in 2015	2,161	2,307
Other assets	94	94
Intangible assets, net of accumulated amortization of $11,132 in 2016 and $10,897 in 2015	4,728	4,274
Goodwill	14,505	14,198

Total assets	$45,376	$48,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,633	$1,593
Accrued and other expenses	3,313	4,220
Lease payable - current portion	715	969
Deferred revenue	7,145	7,497

Total current liabilities	12,806	14,279

Deferred revenue, long-term portion	1,270	1,079
Other long-term liabilities	450	450
Capital lease - long-term portion	22	86

Total liabilities	14,548	15,894

Commitments and Contingencies (Note 6 and 8)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,081,562 in 2016 and 15,923,349 in 2015; outstanding 15,895,731 in 2016 and 15,737,518 in 2015	161	159
Additional paid-in capital	212,125	211,512
Accumulated deficit	(180,043)	(177,510)
Treasury stock at cost, 185,831 shares in 2016 and 2015	(1,415)	(1,415)

Total stockholders’ equity	30,828	32,746

Total liabilities and stockholders’ equity	$45,376	$48,640

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Products	$2,028	$3,958
Service and supplies	4,010	9,262

Total revenue	6,038	13,220

Cost of revenue:
Products	190	941
Service and supplies	1,359	2,278
Amortization and depreciation	303	639

Total cost of revenue	1,852	3,858

Gross profit	4,186	9,362

Operating expenses:
Engineering and product development	2,271	2,256
Marketing and sales	2,496	3,830
General and administrative	1,626	2,213
Amortization and depreciation	286	620

Total operating expenses	6,679	8,919

Income (loss) from operations	(2,493)	443

Loss from extinguishment of debt	—	(1,723)
Interest expense	(23)	(507)
Other income	5	9

Other expense, net	(18)	(2,221)

Loss before income tax expense	(2,511)	(1,778)

Tax expense	(22)	(79)

Net loss and comprehensive loss	$(2,533)	$(1,857)

Net (loss) income per share:
Basic	$(0.16)	$(0.12)

Diluted	$(0.16)	$(0.12)

Weighted average number of shares used in computing loss per share:
Basic	15,826	15,605

Diluted	15,826	15,605

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(2,533)	$(1,857)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	247	774
Depreciation	342	485
Bad debt provision	102	32
Stock-based compensation expense	650	444
Amortization of debt discount and debt costs	(2)	300
Interest on settlement obligations	23	45
Deferred tax provision	—	118
Loss on extinguishment of debt	—	1,723
Gain from acquisition settlement	(249)	—
Loss on disposal of assets	1	102
Changes in operating assets and liabilities (net of the effect of acquistions):
Accounts receivable	1,690	(723)
Inventory	(223)	(383)
Prepaid and other current assets	(31)	(112)
Accounts payable	40	15
Accrued expenses	(940)	(1,562)
Deferred revenue	(1,038)	431

Total adjustments	612	1,689

Net cash used for operating activities	(1,921)	(168)

Cash flow from investing activities:
Additions to patents, technology and other	(2)	(11)
Additions to property and equipment	(133)	(534)
Acquisition of VuComp M-Vu CAD	(6)	—

Net cash used for investing activities	(141)	(545)

Cash flow from financing activities:
Stock option exercises	10	291
Taxes paid related to restricted stock issuance	(45)	(60)
Principal payments of capital lease obligations	(316)	(214)
Principal repayment of debt financing, net	—	(11,250)

Net cash used for financing activities	(351)	(11,233)

Decrease in cash and equivalents	(2,413)	(11,946)
Cash and equivalents, beginning of period	15,280	32,220

Cash and equivalents, end of period	$12,867	$20,274

Supplemental disclosure of cash flow information:
Interest paid	$28	$411

Taxes paid	$32	$38

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2016, the results of operations of the Company for the three month periods ended March 31, 2016 and 2015, and cash flows of the Company for the three month periods ended March 31, 2016 and 2015. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016. The results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or any future period.

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

March 31, 2016

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

Revenue from certain CAD products is recognized in accordance with ASC 985-605. Sales of our software products typically include training and PCS, and the Company has established VSOE for these elements. Product revenue is determined based on the residual value in the arrangement and is recognized when delivered. Revenue for training is deferred and recognized when the training has been completed.

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

March 31, 2016

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

Segments

The Company reports the results of two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products. The Therapy segment consists of our radiation therapy (“Axxent”) products, physics and management services, development fees, supplies, and the right to use the AxxentHub software platform.

Note 2 - Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(2,533)	$(1,857)

Basic and diluted shares used in the calculation of net loss per share	15,826	15,605

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of net loss per share	15,826	15,605

Net loss per share - basic and diluted	$(0.16)	$(0.12)

Net loss per share - diluted	$(0.16)	$(0.12)

The shares of the Company’s common stock, issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended
	March 31,
	2016	2015
Stock options	1,559,998	1,521,607
Restricted stock	390,477	509,902

Stock options and restricted stock	1,950,475	2,031,509

Note 3 – Business Combinations

Acquisition of VuComp Cancer detection portfolio

On January 13, 2016, the Company completed the acquisition of the VuCOMP cancer detection portfolio, including the M-Vu computer aided detection (CAD) technology platform. The acquisition includes an extensive library of related clinical data, VuCOMP’s key personnel and the customer base that existed at closing of the transaction. The acquisition of the key personnel and clinical data is expected to contribute to the ongoing development of the Company’s CAD technology which will be used for future cancer detection research and patents. As the Company considered this to be a business combination, the assets were valued in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”).

As noted below, the Company acquired VuComp’s M-Vu Breast Density product in April 2015. In connection with the diligence of the January 2016 acquisition, VuComp disclosed that it had previously entered into a license agreement pursuant to which it issued an

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

irrevocable, royalty-free worldwide license to a third party. On December 24, 2015, iCAD notified VuComp of a claim under the April 2015 asset purchase agreement based on the disclosure of the third party license agreement, which iCAD believed constituted a breach of VuComp’s representation as to its exclusive ownership of its intellectual property at the time of the April 2015 transaction. In connection with the purchase of the VuComp cancer detection portfolio, the Company provided a release of the aforementioned claim. The Company determined that this claim was a component of the purchase price. The Company determined the value of litigation settlement as the excess of the fair value of the business acquired over the cash consideration paid. As a result the Company recorded a gain on litigation settlement of $249,000, which is a component of the purchase price as noted below:

Amount (000’s)

Cash	6
Litigation settlement	249

Purchase price	255

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

	Amount (000’s)	Estimated amortizable life

Current assets	70
Property and equipment	65	3 Years
Identifiable intangible assets	699	1-10 Years
Goodwill	307
Current liabilities	(280)
Long-term liabilities	(606)

Purchase price	255

The assets obtained in the acquisition of VuComp’s M-Vu Cancer detection portfolio and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

Note 4 – Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

	as of March 31, 2016	as of December 31, 2015
Raw materials	$3,317	$2,900
Work in process	108	154
Finished Goods	1,121	1,261

Inventory	$4,546	$4,315

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

The following amounts compose interest expense included in our consolidated statement of operations for the three months ended March 31, 2016 and 2015: (in thousands)

	Three months ended March 31,
	2016	2015
Cash interest expense	$—	$162
Non-cash amortization of debt discount	—	254
Amortization of debt costs	—	13
Amortization of settlement obligations	23	45
Interest expense capital lease	—	33

Total interest expense	$23	$507

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

March 31, 2016

expensed using the effective interest method. The amortization of the settlement obligation represents the interest associated with the settlement agreements for both Carl Zeiss Meditec AG and Hologic, Inc (see Note 8). Interest expense capital lease represents interest related to the capital lease as described in Note 6.

Note 6 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through March, 2018. Certain of these leases contain renewal options. Rent expense under operating leases was $162,000 for each of the three month periods ended March 31, 2016 and March 31, 2015.

Future minimum lease payments as of March 31, 2016 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases
2016	$394
2017	289
2018	9

$692

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

In connection with the Radion/DermEbx Acquisition, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. As of March 31, 2016, the outstanding liability for the acquired equipment leases was approximately $0.7 million.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

Future minimum lease payments under all outstanding capital leases are as follows: (in thousands)

Fiscal Year	Capital Leases

2016	691
2017	89

subtotal minimum lease obligation	780
less interest	(43)

Total, net	737
less current portion	(715)

Long term portion	$22

Related Party Lease:

Kamal Gogineni is an employee of one of the Company’s subsidiaries and a shareholder of the Company’s common stock. Additionally, Mr. Gogineni is a shareholder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “Lease”). In connection with the Company’s acquisition of assets of Radion and DermEbx that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company is obligated to pay a total of $0.3 million and the liability is included in the minimum lease payments above, with remaining annual payments of $239,000 in 2016 and $76,000 in 2017.

Note 7 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

The Company granted options to purchase 1,000 shares of the Company’s stock in the three months ended March 31, 2016. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended March 31,
	2016	2015
Average risk-free interest rate	0.91%	0.88%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	75.3%	65.3% to 67.1%
Weighted average exercise price	$4.47	$9.45
Weighted average fair value	$2.35	$4.43

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Three Months Ended March 31,
	2016	2015

Cost of revenue	$2	$4
Engineering and product development	111	51
Marketing and sales	173	130
General and administrative	364	259

	$650	$444

As of March 31, 2016 unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$3,330	$5,115
Weighted average term	1.0 years	1.39 years

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted 42,000 shares of restricted stock in the quarter ended March 31, 2016.

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended March 31,
Aggregate intrinsic value	2016	2015

Stock options	$1,842	$6,651
Restricted stock	1,991	4,885

The intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $6,000 and $0.2 million, respectively. The intrinsic value of restricted shares that vested in the quarter ended March 31, 2016 and 2015 was $0.7 million and $0.6 million, respectively.

Note 8 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

$6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of March 31, 2016.

Settlement Obligations

In connection with the acquisition of Xoft in 2010, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that utilize the licensed rights. The Company has a liability within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations totaling $429,000. The Company recorded interest expense of approximately $9,000 in the three months ended March 31, 2016 and $18,000 in the three months ended March 31, 2015 related to this obligation.

In December, 2011, the Company agreed to a settlement related to litigation with Carl Zeiss Meditec AG. The Company is obligated to pay the remaining amount of $0.5 million in June 2017. As of March 31, 2016, the remaining liability recorded within accrued expenses and long-term settlement cost for future payment and for future minimum royalty obligations is $434,000. The Company recorded interest expense of approximately $13,000 in the three months ended March 31, 2016 and $28,000 in the three months ended March 31, 2015, related to this obligation.

The Company was granted a non-exclusive license from Yeda Research which relates to the 3TP method for the detection of cancer and has a minimum obligation of $25,000 annually through 2032 for a total of approximately $0.4 million.

Other Commitments

The Company is obligated to pay approximately $0.6 million for firm purchase obligations to suppliers for future product deliverables.

Litigation

The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations. However, should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

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

March 31, 2016

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$13,577	$—	$—	$13,577

Total Assets	$13,577	$—	$—	$13,577

Fair value measurements using: (000’s) as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$11,580	$—	$—	$11,580

Total Assets	$11,580	$—	$—	$11,580

Note 10 - Income Taxes

The Company recorded an income tax provision of $22,000 in the three months ended March 31, 2016 as compared to a provision of $79,000 in the three months ended March 31, 2015. The income tax provision relates primarily to state taxes. At March 31, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or tax expense were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2016. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not under examination by any federal or state jurisdiction for any tax years.

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

March 31, 2016

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

We did not consider any assets to be impaired in the quarter ended March 31, 2016.

Note 12 - Goodwill

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

The Company would record an impairment charge if such an assessment were to indicate that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company utilizes either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

fair value of reporting units. The Company makes assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made. We did not consider goodwill to be impaired in the quarter ended March 31, 2016.

The Company performed its annual impairment assessment at October 1, 2015 and compared the fair value of each reporting unit to its carrying value as of this date. The fair value exceeded the carrying value by approximately 584% for the Detection reporting unit and 144% for the Therapy reporting unit. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

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

March 31, 2016

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

As discussed in Note 3, in April 2015, the Company acquired VuComp’s M-Vu® Breast Density product for $1.7 million. The product was integrated into the Company’s Powerlook AMP system, which is a component of the Detection reporting unit. The Company determined that the acquisition was a business combination and recorded goodwill of $0.8 million to the Detection segment. In January 2016, the Company completed the acquisition of VuComp’s M-Vu CAD and other assets for $6,000. The customers, related technology and clinical data acquired will be used for the Company’s Cancer Detection products and the Company recorded goodwill of $307,000 to the Detection segment.

A roll forward of goodwill activity by reportable segment is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—
Acquisition of DermEbx and Radion	—	6,154	6,154

Balance at December 31, 2014	7,663	19,600	27,263

Acquisition measurement period adjustments	—	116	116
Acquisition of VuComp	800	—	800
Impairment	—	(13,981)	(13,981)

Balance at December 31, 2015	8,463	5,735	14,198

Acquisition of VuComp	307	—	307
Impairment	—		—

Balance at March 31, 2016	$8,770	$5,735	$14,505

Accumulated Goodwill	1,107	6,270	55,314
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(13,981)	(40,809)

Balance at March 31, 2016	$8,770	$5,735	$14,505

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

Note 13 – Segment Reporting

In accordance with FASB Topic ASC 280, “Segments”, operating segments, are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker CODM in deciding how to allocate resources and assess performance.

The Company’s CODM is the CEO. Each segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. The Company has determined there are two segments, Cancer Detection and Cancer Therapy.

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

March 31, 2016

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Segment revenues:

Detection	$3,930	$4,788
Therapy	2,108	8,432

Total Revenue	$6,038	$13,220

Segment gross profit:

Detection	$3,449	$3,947
Therapy	737	5,415

Segment gross profit	$4,186	$9,362

Segment operating income (loss):

Detection	1,202	1,760
Therapy	(2,007)	957

Segment operating income	$(805)	$2,717

General, administrative, depreciation and amortization expense	$(1,688)	$(2,274)
Interest expense	(22)	(507)
Other income	4	9
Loss on debt extinguishment	—	(1,723)

Loss before income tax	$(2,511)	$(1,778)

Note 14 - Recent Accounting Pronouncements

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

March 31, 2016

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

In September 2015, the FASB issued ASU No. 2015-16: Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. The ASU does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. The ASU results in differences between US GAAP and IFRS, which are currently aligned on this topic. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard and the update had no material impact on our consolidated financial statements.

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

The Company has grown primarily through acquisitions including CADx, Qualia Computing, CAD Sciences, Xoft, DermEbx, Radion and VuComp. The Radion/DermEbx acquisition extends the Company’s position as a larger player in the oncology market, including the components that enable dermatologists and radiation oncologists to develop, launch and manage their electronic brachytherapy (“eBx”) programs for the treatment of non-melanoma skin cancer. The VuComp acquisition includes an extensive library of related clinical data which we expect to use for future cancer detection research and patents, as well as key personnel and the existing customer base.

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

The Company intends to continue the extension of its image analysis and clinical decision support solutions for mammography, MRI and CT imaging. The Company believes that advances in digital imaging techniques, such as 3D mammography, should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products. In April 2015, the Company acquired VuComp’s M-Vu Breast Density product, which was integrated with the Company’s mammography products. The purchase price was $1.7 million which was paid in cash at closing. In January 2016, the Company completed the acquisition of VuComp’s M-Vu cancer detection portfolio including M-Vu CAD for $6,000. The acquisition provides clinical data for research and an additional customer install base to sell the Company’s cancer detection solutions.

In the Therapy segment, the Company offers an isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“Xoft eBx”) can be used for the treatment of early- stage breast cancer, endometrial cancer, cervical cancer and skin cancer. We believe the Xoft eBx system platform indications represent strategic opportunities in the United States and international markets to offer differentiated treatment alternatives. In addition, the Xoft eBx system generates additional recurring revenue for the sale of consumables and related accessories. The acquisition of the assets of DermEbx and Radion allows the Company to offer solutions that enable dermatologists and radiation oncologists to develop launch and manage their eBx programs for the treatment of non-melanoma skin cancer (“NMSC”).

In May 2015 the Company announced that one of the regional Medicare Administrative Contractors instructed physicians to report CPT code (17999) rather than the established CPT code (0182T) for electronic brachytherapy for treatment of NMSC. This announcement resulted in a significant disruption in our Therapy segment as a result of the reimbursement uncertainty. A new CPT code (0394T) for the treatment on non-melanoma skin cancer utilizing electronic brachytherapy went into effect January 1, 2016. Revenues were impacted in fiscal year 2015 and the impact extended in to the quarter ended March 31, 2016 as a result of the uncertainty. In 2015 the Company implemented expense reductions in response to the general uncertainty with respect to reimbursement levels.

As we have discussed in our risk factors noted in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015, our business can be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices customers are willing to pay for those products in a particular jurisdiction. The change in CPT codes in 2015 combined with reimbursement uncertainty for the new CPT code 0394T for the Company’s electronic brachytherapy treatment of NMSC had a negative impact on the Company’s revenues for the three months ended March 31, 2016.

In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment. As a result of this assessment, the Company recorded material impairment charges in our Therapy reporting unit.

The Company’s headquarters are located in Nashua, New Hampshire, with a manufacturing facility in New Hampshire and an operations, research, development, manufacturing and warehousing facility in San Jose, California.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a comprehensive list of the Company’s critical accounting policies, reference should be made to the Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenue: (in thousands)

	Three months ended March 31,
	2016	2015	Change	% Change
Detection revenue
Product revenue	$1,801	$2,873	$(1,072)	(37.3)%
Service revenue	2,129	1,915	214	11.2%

Subtotal	3,930	4,788	(858)	(17.9)%

Therapy revenue
Product revenue	227	1,085	(858)	(79.1)%
Service revenue	1,881	7,347	(5,466)	(74.4)%

Subtotal	2,108	8,432	(6,324)	(75.0)%

Total revenue	$6,038	$13,220	$(7,182)	(54.3)%

Three months ended March 31, 2016 and 2015:

Total revenue for the three month period ended March 31, 2016 was $6.0 million compared with revenue of $13.2 million for the three month period ended March 31, 2015, a decrease of approximately $7.2 million, or 54.3%. The decrease in revenue was due to a $6.3 million decrease in Therapy revenue and a decrease in Detection revenues of approximately $0.9 million. The Company believes these decreases are primarily the result of reimbursement uncertainty.

Detection product revenue decreased by approximately $1.1 million from $2.9 million to $1.8 million or 37.3% in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease is due primarily to a decrease in CAD revenues of $0.7 million and a decrease in MRI revenue of approximately $0.4 million.

Detection service and supplies revenue increased by approximately $0.2 million from $1.9 million in the three months ended March 31, 2015 to $2.1 million in the three months ended March 31, 2016. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $0.2 million for the three months ended March 31, 2016 as compared to $1.1 million for the three months ended March 31, 2015. Therapy product revenue for the three months ended March 31, 2016, was negatively impacted by customer reaction to the uncertainty of reimbursement rates in the United States. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supplies revenue decreased approximately $5.5 million from $7.3 million in the three months ended March 31, 2015 to $1.9 million for the three months ended March 31, 2016. The decrease in Therapy service and supplies revenue is due primarily to a decrease in the services related to electronic brachytherapy for NMSC, which is related to reimbursement uncertainty.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended March 31,
	2016	2015	Change	% Change
Products	$190	$941	$(751)	(79.8)%
Service and supplies	1,359	2,278	(919)	(40.3)%
Amortization and depreciation	303	639	(336)	(52.6)%

Total cost of revenue	$1,852	$3,858	$(2,006)	(52.0)%

Gross profit	$4,186	$9,362	$(5,176)	(55.3)%
Gross profit %	69.3%	70.8%

	Three months ended March 31,
	2016	2015	Change	% Change
Detection gross profit	$3,449	$3,947	$(498)	(12.6%)
Therapy gross profit	737	5,415	(4,678)	(86.4%)

Gross profit	4,186	9,362	(5,176)	(55.3%)

Gross profit %	69.3%	70.8%

Gross profit for the three month period ended March 31, 2016 was $4.2 million, or 69.3% of revenue as compared to $9.4 million or 70.8% of revenue in the three month period ended March 31, 2015. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products decreased by approximately $0.7 from approximately $0.9 million for the three months ended March 31, 2015 to approximately $0.2 million for the three months ended March 31, 2016, which is due primarily to a recovery of medical device excise tax as well as a reduction in product revenue. The Company had a one-time recovery of the now suspended medical device excise tax. The cost of product revenue as a percentage of product revenue was approximately 9% for the three months ended March 31, 2016 as compared to 24% for the three months ended March 31, 2015. The decrease in cost of product revenue as a percentage of product revenue is due primarily to the recovery of medical device excise tax in 2016. Cost of product revenue can vary due to product mix.

•

The cost of service and supplies decreased by $0.9 million from $2.3 million in the three months ended March 31, 2015 to $1.4 million in the three months ended March 31, 2016. The cost of service and supply revenue as a percentage of service and supply revenue was approximately 34% for the quarter ended March 31, 2016 and 25% for the quarter ended

March 31, 2015. The decrease in cost of service supplies is due primarily to the decrease in service and supply revenue. The increase in the cost of service and supply revenue as a percentage of revenue reflects the reduction in service and supply revenue due to the fixed costs in the cost of service and supply revenue.

•	Amortization and depreciation decreased by $336,000 from $639,000 in three months ended March 31, 2015 to $303,000 for the three months ended March 31, 2016. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization expense based on the revised values of the assets; as a result amortization and depreciation for the intangibles decreased.

Operating Expenses: (in thousands)

	Three months ended March 31,
	2016	2015	Change	Change %
Operating expenses:
Engineering and product development	$2,271	$2,256	$15	0.7%
Marketing and sales	2,496	3,830	(1,334)	(34.8)%
General and administrative	1,626	2,213	(587)	(26.5)%
Amortization and depreciation	286	620	(334)	(53.9)%

Total operating expenses	$6,679	$8,919	$(2,240)	(25.1)%

Operating expenses decreased by approximately $2.2 million or 25.1% in the three months ended March 31, 2016. During the second quarter of 2015, the Company implemented cost reduction initiatives as a result of reimbursement uncertainty.

Engineering and Product Development. Engineering and product development costs was approximately $2.3 million for each of the three month periods ended March 31, 2016 and March 31, 2015, and increased by $15,000 or 0.7%. Therapy engineering and product development costs decreased from $1.3 million in the three months ended March 31, 2015 to $1.1 million for the three months ended March 31, 2016. Detection engineering and product development costs increased by $0.2 million to $1.2 million for the three months ended March 31, 2016 from $1.0 for the three months ended March 31, 2015. The Company continues to invest in strategic initiatives such as the development of ongoing clinical evidence, development of breast tomosynthesis products and additional enhancements to our electronic brachytherapy products.

Marketing and Sales. Marketing and sales expenses decreased by $1.3 million or 34.8%, from $3.8 million in the three month period ended March 31, 2015 to $2.5 million in the three month period ended March 31, 2016. Therapy marketing and sales expense decreased $1.2 million from $2.8 million in the three months ended March 31, 2015 to $1.6 million for the three months ended March 31, 2016. The decrease in Therapy marketing and sales expenses was due primarily to decreases in salaries and wages and travel costs. Detection marketing and sales costs decreased slightly by $0.1 million from $1.0 million in the three months ended March 31, 2015 to $0.9 million for the three months ended March 31, 2016.

General and Administrative. General and administrative expenses decreased by $0.6 million from $2.2 million in the three month period ended March 31, 2015 to $1.6 million in the three month period ended March 31, 2016. The decrease was due primarily to a decrease in personnel costs and a $249,000 gain on settlement of litigation related to the acquisition of VuComp in January 2016.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased by $334,000 from $620,000 in the three month period ended March 31, 2015 to $286,000 in the three month period ended March 31, 2016. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization and depreciation expense based on the revised values of the assets. As a result, amortization and depreciation for the quarter ended March 31, 2016 decreased as compared to the prior year.

Other Income and Expense: (in thousands)

	Three months ended March 31,
	2016	2015	Change	Change %
Loss on extinguishment of debt	$—	$(1,723)	1,723	(100.0)%
Interest expense	(23)	(507)	484	(95.5)%
Interest income	5	9	(4)	(44.4)%

	$(18)	$(2,221)	$2,203	(99.2)%

Tax expense	(22)	(79)	57	(72.2)%

Interest expense. Interest expense of $22,000 decreased by $485,000 or 95.7% for the three month period ended March 31, 2016 as compared to interest expense of $507,000 in the three month period ended March 31, 2015. The reduction in interest expense is due primarily to the reduction in interest related to the Deerfield facility agreement that was terminated in March 2015. Interest related to the Hologic and Zeiss settlement obligations was $22,000 in the three months ended March 31, 2016 as compared to $45,000 in the same period in 2015.

Interest income. Interest income of $4,000 and $9,000 for the three month periods ended March 31, 2016, and 2015, respectively, reflects income earned from our money market accounts.

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

As of March 31, 2016, the Company has current assets of $23.9 million which includes $12.9 of cash and cash equivalents. Current liabilities are $12.8 million and working capital is $11.1 million. The ratio of current assets to current liabilities was 1.86:1. On March 31, 2015 the

Company paid $11.25 million to repay the Deerfield facility agreement. In April 2015, we paid $1.7 million to acquire VuComp’s M-Vu Breast Density product which was paid in cash at closing. In January 2016, the Company paid $6,000 to acquire the assets of VuComp cancer detection portfolio including M-Vu Cad.

	For the three months ended March 31,
	2016	2015
Net cash used for operating activities	$(1,921)	$(168)
Net cash used for investing activities	(141)	(545)
Net cash used for financing activities	(351)	(11,233)

Decrease in cash and equivalents	$(2,413)	$(11,946)

Net cash used for operating activities for the three month period ended March 31, 2016 was $1.9 million, compared to net cash used for operating activities of $168,000 for the three month period ended March 31, 2015. The cash used for operating activities for the three month period ended March 31, 2016 resulted primarily from working capital changes resulting from decreases in accounts receivable offset by an increase in inventory and decreases in accrued expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the three month period ended March 31, 2016 and March 31, 2015 was $0.1 million and $0.5 million, respectively, which was primarily used for purchases of property and equipment.

Net cash used for financing activities for the three month period ended March 31, 2016 was $0.4 million as compared to net cash used for financing activities of $11.2 million for the three month period ended March 31, 2015. Cash used for financing activities for the three months ended March 31, 2016 represents primarily repayments of capital leases. The net cash used of $11.2 million for the three months ended March 31, 2015 is primarily the repayment of the Deerfield facility agreement.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Operating Lease Obligations	$692	$510	$182	$—	$—

Capital Lease Obligations	737	$715	22	—	—

Settlement Obligations	1,425	525	550	50	300

Other Commitments	643	643	—	—	—

Total Contractual Obligations	$3,497	$2,393	$754	$50	$300

Operating lease obligations are the minimum payments due under these obligations. Capital lease obligations represent the principal payments due under the respective leases.

Settlement obligations represent the minimum payments attributable to the obligations related primarily to Zeiss, Hologic and Yeda.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2016, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (”Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2016, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 1A. Risk Factors:

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015 as filed with the SEC on March 11, 2016. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2016	3,196	$4.52	$—	$—
February 1 - February 29, 2016	7,261	4.18	$—	$—
March 1 - March 31, 2016	—	—	$—	$—

Total	10,457	$4.29	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

10.1	2016 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	May 10, 2016	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer, Director

Date:	May 10, 2016	By:	/s/ Kevin C. Burns
Kevin C. Burns
President, Chief Operating Officer
Chief Financial Officer and Treasurer