Form 10-Q
period 2016-06-30
ICAD INC
filed 2016-08-15
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of the close of business on August 8, 2016 there were 15,945,597 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$11,468	$15,280
Trade accounts receivable, net of allowance for doubtful accounts of $156 in 2016 and $236 in 2015	6,052	7,488
Inventory, net	4,476	4,315
Prepaid expenses and other current assets	1,103	684

Total current assets	23,099	27,767

Property and equipment, net of accumulated depreciation of $5,902 in 2016 and $5,475 in 2015	1,910	2,307
Other assets	53	94
Intangible assets, net of accumulated amortization of $11,397 in 2016 and $10,897 in 2015	4,467	4,274
Goodwill	14,491	14,198

Total assets	$44,020	$48,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,492	$1,593
Accrued and other expenses	4,030	4,220
Lease payable - current portion	488	969
Deferred revenue	7,239	7,497

Total current liabilities	13,249	14,279

Deferred revenue, long-term portion	979	1,079
Other long-term liabilities	7	450
Capital lease - long-term portion	—	86

Total liabilities	14,235	15,894

Commitments and Contingencies (Note 6 and 8)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,130,678 in 2016 and 15,923,349 in 2015; outstanding 15,944,847 in 2016 and 15,737,518 in 2015	161	159
Additional paid-in capital	212,657	211,512
Accumulated deficit	(181,618)	(177,510)
Treasury stock at cost, 185,831 shares in 2016 and 2015	(1,415)	(1,415)

Total stockholders’ equity	29,785	32,746

Total liabilities and stockholders’ equity	$44,020	$48,640

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Products	$3,418	$3,096	$5,446	$7,054
Service and supplies	3,951	8,047	7,961	17,309

Total revenue	7,369	11,143	13,407	24,363

Cost of revenue:
Products	185	680	375	1,621
Service and supplies	1,182	2,082	2,541	4,360
Amortization and depreciation	300	503	603	1,142

Total cost of revenue	1,667	3,265	3,519	7,123

Gross profit	5,702	7,878	9,888	17,240

Operating expenses:
Engineering and product development	2,204	2,272	4,475	4,528
Marketing and sales	2,561	3,165	5,057	6,995
General and administrative	2,177	2,330	3,803	4,543
Amortization and depreciation	293	496	579	1,116
Goodwill and long-lived asset impairment	—	27,443	—	27,443

Total operating expenses	7,235	35,706	13,914	44,625

Loss from operations	(1,533)	(27,828)	(4,026)	(27,385)
Loss from extinguishment of debt	—	—	—	(1,723)
Interest expense	(21)	(70)	(44)	(577)
Other income	2	5	7	14

Other expense, net	(19)	(65)	(37)	(2,286)

Loss before income tax (expense) benefit	(1,552)	(27,893)	(4,063)	(29,671)

Tax (expense) benefit	(23)	107	(45)	28

Net loss and comprehensive loss	$(1,575)	$(27,786)	$(4,108)	$(29,643)

Net loss per share:
Basic	$(0.10)	$(1.77)	$(0.26)	$(1.90)

Diluted	$(0.10)	$(1.77)	$(0.26)	$(1.90)

Weighted average number of shares used in computing loss per share:
Basic	15,904	15,679	15,865	15,642

Diluted	15,904	15,679	15,865	15,642

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(4,108)	$(29,643)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Amortization	500	1,362
Depreciation	682	896
Bad debt provision	102	188
Stock-based compensation expense	1,202	1,064
Amortization of debt discount and debt costs	(4)	323
Interest on settlement obligations	46	92
Loss on extinguishment of debt	—	1,723
Gain from acquisition litigation settlement	(249)	—
Goodwill and long-lived asset impairment	—	27,443
Loss on disposal of assets	9	123
Changes in operating assets and liabilities (net of the effect of acquistions):
Accounts receivable	1,412	1,691
Inventory	(152)	(993)
Prepaid and other current assets	(378)	65
Accounts payable	(100)	(347)
Accrued expenses	(689)	(1,802)
Deferred revenue	(1,236)	(1,962)

Total adjustments	1,145	29,866

Net cash (used for) provided by operating activities	(2,963)	223

Cash flow from investing activities:
Additions to patents, technology and other	(3)	(36)
Additions to property and equipment	(223)	(799)
Acquisition of VuComp M-Vu CAD	(6)	(1,700)

Net cash used for investing activities	(232)	(2,535)

Cash flow from financing activities:
Stock option exercises	10	327
Taxes paid related to restricted stock issuance	(65)	(84)
Principal payments of capital lease obligations	(562)	(693)
Principal repayment of debt financing, net	—	(11,250)

Net cash used for financing activities	(617)	(11,700)

Decrease in cash and equivalents	(3,812)	(14,012)
Cash and equivalents, beginning of period	15,280	32,220

Cash and equivalents, end of period	$11,468	$18,208

Supplemental disclosure of cash flow information:
Interest paid	$50	$471

Taxes paid	$49	$93

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2016, the results of operations of the Company for the three month and six month periods ended June 30, 2016 and 2015, and cash flows of the Company for the six month periods ended June 30, 2016 and 2015. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016. The results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or any future period.

Segments

The Company reports the results of two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products. The Therapy segment consists of our radiation therapy (“Axxent”) products, physics and management services, development fees, supplies, and fees for the AxxentHub software platform.

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

June 30, 2016

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

June 30, 2016

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

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, costs relating to service including personnel costs for physicists, management services and radiation therapists, costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, cost of supplies, manufacturing, warehousing, material movement, inspection, scrap, rework, amortization, depreciation and in-house product warranty repairs. Included in cost of revenue for the three and six months ended June 30, 2016 is a credit of $329,000 and $467,000, respectively related to a refund of the Medical Device Excise Tax (“MDET”). The MDET refund of $329,000 in the second quarter of 2016 related to refunds of the MDET for the periods from April 2013 to December 2015. The MDET refunds were not material to any prior period; accordingly, prior periods will not be restated.

Note 2 - Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(1,575)	$(27,786)	$(4,108)	$(29,643)

Basic and diluted shares used in the calculation of net loss per share	15,904	15,679	15,865	15,642
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	15,904	15,679	15,865	15,642

Net loss per share - basic and diluted	$(0.10)	$(1.77)	$(0.26)	$(1.90)

Net loss per share - diluted	$(0.10)	$(1.77)	$(0.26)	$(1.90)

The shares of the Company’s common stock, issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive is as follows:

	Period Ended
	June 30,
	2016	2015
Stock options	1,570,332	1,618,043
Restricted stock	352,980	453,392

Stock options and restricted stock	1,923,312	2,071,435

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

As noted below, the Company acquired VuComp’s M-Vu Breast Density product in April 2015. In connection with the diligence of the January 2016 acquisition, VuComp disclosed that it had previously entered into a license agreement pursuant to which it issued an irrevocable, royalty-free worldwide license to a third party. On December 24, 2015, iCAD notified VuComp of a claim under the April 2015 asset purchase agreement based on the

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

disclosure of the third party license agreement, which iCAD believed constituted a breach of VuComp’s representation as to its exclusive ownership of its intellectual property at the time of the April 2015 transaction. In connection with the purchase of the VuComp cancer detection portfolio, the Company provided a release of the aforementioned claim. The Company determined that this claim was a component of the purchase price. The Company determined the value of litigation settlement as the excess of the fair value of the business acquired over the cash consideration paid. As a result the Company recorded a gain on litigation settlement of $249,000 in the first quarter of 2016, which is a component of the purchase price as noted below:

Amount (000’s)
Cash	$6
Litigation settlement	249

Purchase price	$255

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

	Amount (000’s)	Estimated amortizable life
Current assets	$84
Property and equipment	65	3 Years
Identifiable intangible assets	699	1-10 Years
Goodwill	293
Current liabilities	(280)
Long-term liabilities	(606)

Purchase price	$255

The assets obtained in the acquisition of VuComp’s M-Vu Cancer detection portfolio (including the M-Vu breast density product) and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment. Included in revenue of the Detection segment for the second quarter of 2016 is approximately $0.1 million as a result of this acquisition.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

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

The amount allocated to the acquired assets was estimated primarily through the use of discounted cash flow valuation techniques. Appraisal assumptions utilized under this method include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. The acquired technology is being amortized over the estimated useful life of approximately eight years and nine months from the closing of the transaction. The following is a summary of the allocation of the total purchase price based on the fair values as of the date of the acquisition and the amortizable life:

	Amount	Estimated Amortizable Life
Developed Technology	$900	8 years 9 months
Goodwill	800

Purchase price	$1,700

The assets obtained in the acquisition of VuComp’s M-Vu Breast Density product and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

Note 4 – Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

	as of June 30, 2016	as of December 31, 2015
Raw materials	$2,983	$2,900
Work in process	104	154
Finished Goods	1,389	1,261

Inventory	$4,476	$4,315

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

The following amounts compose interest expense included in our consolidated statement of operations for the three and six months ended June 30, 2016 and 2015: (in thousands)

	Three months ended June 30,		Six months ended June 30
	2016	2015	2016	2015
Cash interest expense	$—	$—	$—	$162
Non-cash amortization of debt discount	—	—	—	254
Amortization of debt costs	—	—	—	13
Amortization of settlement obligations	23	47	46	92
Interest expense capital lease	21	60	51	130
Capital lease - fair value amortization	(23)	(37)	(53)	(74)

Total interest expense	$21	$70	$44	$577

Cash interest expense represents the amount of interest paid in cash under the Facility Agreement which represents the interest of 5.75% on the Facility Agreement through March 31, 2015. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs relates to the costs incurred with the financing, which is primarily a facility fee and a finder’s fee that were capitalized and are being

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

expensed using the effective interest method. The amortization of the settlement obligation represents the interest associated with the settlement agreements for both Carl Zeiss Meditec AG and Hologic, Inc (see Note 8). Interest expense capital lease and Capital lease fair value amortization represent interest related to the capital lease as described in Note 6.

Note 6 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through March 2018. Certain of these leases contain renewal options. Rent expense under operating leases was $176,000 and $338,000 for the three and six month periods ended June 30, 2016 and $163,000 and $326,000 for the three and six month periods ended June 30, 2015, respectively.

Future minimum lease payments as of June 30, 2016 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases
2016	$264
2017	289
2018	9

$562

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

In connection with the Radion/DermEbx Acquisition which closed in July 2014, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. In connection with the acquisition, the Company recorded a fair value adjustment to interest expense and is amortizing the adjustment over the life of the related lease. As of June 30, 2016, the outstanding liability for the acquired equipment leases was approximately $0.5 million.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

Future minimum lease payments under all outstanding capital leases are as follows: (in thousands)

Fiscal Year	Capital Leases
2016	422
2017	89

subtotal minimum lease obligation	511
less interest	(23)

Total, net	488
less current portion	(488)

Long term portion	$—

Related Party Lease:

Kamal Gogineni is an employee of one of the Company’s subsidiaries and a stockholder of the Company’s common stock. Additionally, Mr. Gogineni is a shareholder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “Lease”). In connection with the Company’s acquisition of assets of Radion and DermEbx that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company is obligated to pay a total of $0.2 million and the liability is included in the minimum lease payments above, with remaining payments of $153,000 in 2016 and $76,000 in 2017.

Note 7 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

The Company granted options to purchase 20,000 shares of the Company’s stock in the three months ended June 30, 2016. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Average risk-free interest rate	0.92%	0.98%	0.92%	0.92%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	68.6%	60.5% to 73.8%	68.6% to 75.3%	60.5% to 73.8%
Weighted average exercise price	$6.01	$3.37	$5.94	$6.97
Weighted average fair value	$2.93	$1.74	$2.90	$3.33

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$1	$4	$4	$8
Engineering and product development	97	60	207	111
Marketing and sales	141	203	314	333
General and administrative	313	353	677	612

	$552	$620	$1,202	$1,064

As of June 30, 2016, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$3,115
Weighted average term	0.9 years

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted 20,000 shares of restricted stock in the quarter ended June 30, 2016.

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended
	June 30,
Aggregate intrinsic value	2016	2015
Stock options	$1,945	$485
Restricted stock	1,843	1,469

The intrinsic value of stock options exercised during the three and six months ended June 30, 2016 was $0 and $6,000, respectively. The intrinsic value of stock options exercised during the three and six months ended June 30, 2015 was $66,000 and $0.3 million, respectively. The intrinsic value of restricted shares that vested in each of the quarters ended June 30, 2016 and 2015 was $0.3 million and $0.2 million, respectively.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

Note 8 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of June 30, 2016.

Settlement Obligations

In connection with the acquisition of Xoft in 2010, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that utilize the licensed rights. The Company has a liability within accounts payable and accrued expenses for future payment and for future minimum royalty obligations totaling $429,000. The Company recorded interest expense of approximately $10,000 and $20,000 in the three and six months ended June 30, 2016, respectively, and $18,000 and $36,000 in the three and six months ended June 30, 2015, respectively, related to this obligation.

In December, 2011, the Company agreed to a settlement related to litigation with Carl Zeiss Meditec AG. The Company is obligated to pay the remaining amount of $0.5 million in June 2017. As of June 30, 2016, the remaining liability recorded within accrued expenses for future payment and the remaining minimum royalty obligations is $447,000. The Company recorded interest expense of approximately $13,000 and $26,000 in the three and six months ended June 30, 2016, respectively, and $28,000 and $56,000 in the three and six months ended June 30, 2015, respectively, related to this obligation.

The Company was granted a non-exclusive license from Yeda Research which relates to the 3TP method for the detection of cancer and has a minimum obligation of $25,000 annually through 2032 for a total of approximately $0.4 million.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

Other Commitments

The Company is obligated to pay approximately $0.4 million for firm purchase obligations to suppliers for future product deliverables.

Litigation

The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations. However, should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

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

June 30, 2016

The Company’s assets that are measured at fair value on a recurring basis relate to the Company’s money market accounts.

The Company’s money market funds are included in cash and cash equivalents in the accompanying balance sheets and are considered a Level 1 investment as they are valued at quoted market prices in active markets.

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$13,577	$—	$—	$13,577

Total Assets	$13,577	$—	$—	$13,577

Fair value measurements using: (000’s) as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$9,593	$—	$—	$9,593

Total Assets	$9,593	$—	$—	$9,593

Note 10 - Income Taxes

The Company recorded an income tax provision of $23,000 and $45,000 in the three and six months ended June 30, 2016, respectively, as compared to an income tax benefit of $107,000 and $28,000, in the three and six months ended June 30, 2015, respectively. The income tax net benefit as of June 30, 2015 primarily related to a state tax provision and a benefit from the reversal of a deferred tax liability relating to tax amortizable goodwill. Because of the Company’s goodwill impairment, the tax basis in amortizable goodwill is greater than book basis which results in a deferred tax asset that is subject to a valuation allowance. At June 30, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or tax expense were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2016. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not currently under examination by any federal or state jurisdiction for any tax years.

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

The Company did not have any triggering events in the quarter ended June 30, 2016.

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

June 30, 2016

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

The Company would record an impairment charge if such an assessment were to indicate that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company utilizes either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of reporting units. The Company makes assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made. The Company did not have any triggering events in the quarter ended June 30, 2016.

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

June 30, 2016

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

As discussed in Note 3, in April 2015, the Company acquired VuComp’s M-Vu® Breast Density product for $1.7 million. The product was integrated into the Company’s Powerlook AMP system, which is a component of the Detection reporting unit. The Company determined that the acquisition was a business combination and recorded goodwill of $0.8 million to the Detection segment. In January 2016, the Company completed the acquisition of VuComp’s M-Vu CAD and other assets for $6,000. The customers, related technology and clinical data acquired are being used for the Company’s Cancer Detection products and the Company recorded goodwill of $307,000 to the Detection segment. In the second quarter of 2016, the Company recorded a measurement period adjustment of $14,000 relating to unbilled accounts receivable. As a result, goodwill decreased to $293,000.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

A roll forward of goodwill activity by reportable segment is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—
Acquisition of DermEbx and Radion	—	6,154	6,154

Balance at December 31, 2014	7,663	19,600	27,263

Acquisition measurement period adjustments	—	116	116
Acquisition of VuComp	800	—	800
Impairment	—	(13,981)	(13,981)

Balance at December 31, 2015	8,463	5,735	14,198

Acquisition of VuComp	307	—	307
Acquisition measurement period adjustment	(14)		(14)

Balance at June 30, 2016	$8,756	$5,735	$14,491

Accumulated Goodwill	1,093	6,270	55,300
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(13,981)	(40,809)

Balance at June 30, 2016	$8,756	$5,735	$14,491

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

June 30, 2016

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment revenues:

Detection	$4,897	$4,955	$8,827	$9,743
Therapy	2,472	6,188	4,580	14,620

Total Revenue	$7,369	$11,143	$13,407	$24,363

Segment gross profit:

Detection	$4,394	$4,090	$7,843	$8,037
Therapy	1,308	3,788	2,045	9,203

Segment gross profit	$5,702	$7,878	$9,888	$17,240

Segment operating income (loss):

Detection	2,042	2,033	3,244	3,793
Therapy	(1,336)	(27,469)	(3,343)	(26,512)

Segment operating income (loss)	$706	$(25,436)	$(99)	$(22,719)

General, administrative, depreciation and amortization expense	$(2,239)	$(2,392)	$(3,927)	$(4,666)
Interest expense	(21)	(70)	(44)	(577)
Loss on debt extinguishment	0	0	0	(1,723)
Other income	2	5	7	14

Loss before income tax	$(1,552)	$(27,893)	$(4,063)	$(29,671)

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

June 30, 2016

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently evaluating the effect this amendment may have on our consolidated financial statements.

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

The Company has grown primarily through acquisitions including CADx, Qualia Computing, CAD Sciences, Xoft, DermEbx, Radion and VuComp. The Radion/DermEbx acquisition extended the Company’s position as a larger player in the oncology market, including the components that enable dermatologists and radiation oncologists to develop, launch and manage their electronic brachytherapy (“eBx”) programs for the treatment of non-melanoma skin cancer. The VuComp acquisition included an extensive library of related clinical data which we expect to use for future cancer detection research and patents, as well as key personnel and expanded our customer base.

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

In May 2015 the Company announced that one of the regional Medicare Administrative Contractors instructed physicians to report CPT code (17999) rather than the established CPT code (0182T) for electronic brachytherapy for treatment of NMSC. This announcement resulted in a significant disruption in our Therapy segment as a result of the reimbursement uncertainty. A new CPT code (0394T) for the treatment on non-melanoma skin cancer utilizing electronic brachytherapy went into effect January 1, 2016. Revenues were impacted in fiscal year 2015 and the impact extended in to the six months ended June 30, 2016 as a result of the uncertainty. In 2015 the Company implemented expense reductions in response to the general uncertainty with respect to reimbursement levels.

During the second quarter of 2016, certain regions of the U.S have been provided updates on reimbursement rates of CPT code (0394T). We believe that the clarity provided by these regions with respect to reimbursement could increase the number of providers treating NMSC with Xoft eBx.

As we have discussed in our risk factors noted in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015, our business can be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices customers are willing to pay for those products in a particular jurisdiction. The change in CPT codes in 2015 combined with reimbursement uncertainty for the new CPT code 0394T for the Company’s electronic brachytherapy treatment of NMSC had a negative impact on the Company’s revenues for the three and six months ended June 30, 2016.

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

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenue: (in thousands)

	Three months ended June 30,
	2016	2015	Change	% Change
Detection revenue
Product revenue	$2,788	$2,955	$(167)	(5.7)%
Service revenue	2,109	2,000	109	5.5%

Subtotal	4,897	4,955	(58)	(1.2)%

Therapy revenue
Product revenue	630	141	489	346.8%
Service revenue	1,842	6,047	(4,205)	(69.5)%

Subtotal	2,472	6,188	(3,716)	(60.1)%

Total revenue	$7,369	$11,143	$(3,774)	(33.9)%

Three months ended June 30, 2016 and 2015:

Total revenue for the three month period ended June 30, 2016 was $7.4 million compared with revenue of $11.1 million for the three month period ended June 30, 2015, a decrease of approximately $3.8 million, or 33.9%. The decrease in revenue was due to a $3.7 million decrease in Therapy revenue and a decrease in Detection revenues of approximately $0.1 million. The decrease in Therapy revenue is primarily the result of reimbursement uncertainty.

Detection product revenue decreased by approximately $0.2 million from $3.0 million to $2.8 million or 5.7% in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease is due primarily to an increase in CAD revenues of $0.4 million, an increase in Colon revenue of $0.2 million offset by a decrease in MRI revenue of approximately $0.7 million. The decrease in MRI product revenue is due primarily to the Company’s exclusive distribution partner exercising its right in August 2015 to a fully paid-up license to distribute MRI software. This provided the Company with a cash payment of $2.0 million during the third quarter of 2015 that is being amortized over the term of the contract through July 2017.

Detection service and supplies revenue increased by approximately $0.1 million from $2.0 million in the three months ended June 30, 2015 to $2.1 million in the three months ended June 30, 2016. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $0.6 million for the three months ended June 30, 2016 as compared to $0.1 million for the three months ended June 30, 2015. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supply revenue decreased approximately $4.2 million from $6.0 million in the three months ended June 30, 2015 to $1.8 million for the three months ended June 30, 2016. The decrease in Therapy service and supplies revenue is due primarily to a decrease in the services related to electronic brachytherapy for NMSC, which is related to reimbursement uncertainty.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended June 30,
	2016	2015	Change	% Change
Products	$185	$680	$(495)	(72.8)%
Service and supplies	$1,182	$2,082	(900)	(43.2)%
Amortization and depreciation	$300	$503	(203)	(40.4)%

Total cost of revenue	$1,667	$3,265	$(1,598)	(48.9)%

Gross profit	$5,702	$7,878	$(2,176)	(27.6)%
Gross profit %	77.4%	70.7%

	Three months ended June 30,
	2016	2015	Change	% Change
Detection gross profit	$4,394	$4,090	$304	7.4%
Therapy gross profit	1,308	3,788	(2,480)	(65.5%)

Gross profit	5,702	7,878	(2,176)	(27.6%)

Gross profit for the three month period ended June 30, 2016 was $5.7 million, or 77.4% of revenue as compared to $7.9 million or 70.7% of revenue in the three month period ended June 30, 2015. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles. Gross profit for the three months ended June 30, 2016 includes a recovery of the medical device excise tax of approximately $0.3 million due to a refund.

•	Cost of products decreased by approximately $0.5 million from approximately $0.7 million for the three months ended June 30, 2015 to approximately $0.2 million for the three months ended June 30, 2016, which is due primarily to a reduction in third party costs related to the conversion of breast density from a third party product to iReveal, as well as the recovery of medical device excise tax of approximately $0.2 million. The cost of product revenue as a percentage of product revenue was approximately 5% for the three months ended June 30, 2016 as compared to 22% for the three months ended June 30, 2015. The decrease in cost of product revenue as a percentage of product revenue is due primarily to the recovery of medical device excise tax as noted. Cost of product revenue can also vary due to product mix.

•	The cost of service and supplies decreased by $0.9 million from $2.1 million in the three months ended June 30, 2015 to $1.2 million in the three months ended June 30, 2016. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 30% for the quarter ended June 30, 2016 and 26% for the quarter ended June 30, 2015. Cost of service and supplies revenue in 2016 includes a recovery of medical device excise tax of approximately $0.1 million. The decrease in cost of service and supplies is due primarily to the decrease in service and supplies revenue. The increase in the cost of service and supplies revenue as a percentage of revenue reflects the reduction in service and supplies revenue due to the fixed costs in the cost of service and supplies revenue.

•	Amortization and depreciation decreased by $203,000 from $503,000 in three months ended June 30, 2015 to $300,000 for the three months ended June 30, 2016. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization expense based on the revised values of the assets; as a result amortization and depreciation for the intangibles decreased.

Operating Expenses: (in thousands)

	Three months ended June 30,
	2016	2015	Change	Change %
Operating expenses:
Engineering and product development	$2,204	$2,272	$(68)	(3.0)%
Marketing and sales	2,561	3,165	(604)	(19.1)%
General and administrative	2,177	2,330	(153)	(6.6)%
Amortization and depreciation	293	496	(203)	(40.9)%
Goodwill and long-lived asset impairment	—	27,443	(27,443)	(100.0)%

Total operating expenses	$7,235	$35,706	$(28,471)	(79.7)%

Operating expenses decreased by approximately $28.5 million or 79.7% in the three months ended June 30, 2016. In June 2015, the Company determined goodwill and intangible assets of the Therapy reporting unit had been impaired and recorded an impairment charge of approximately $27.4 million. The remaining amount of the decrease of approximately $1.1 million is due primarily to cost reduction initiatives implemented during the second quarter of 2015 as a result of reimbursement uncertainty.

Engineering and Product Development. Engineering and product development costs decreased by $68,000 from $2.3 million in the three month period ended June 30, 2015 to $2.2 million in the three month period ended June 30, 2016. Therapy engineering and product development costs decreased from $1.3 million in the three months ended June 30, 2015 to $1.0 million for the three months ended June 30, 2016. Detection engineering and product development costs increased by $0.2 million to $1.2 million for the three months ended June 30, 2016 from $1.0 million for the three months ended June 30, 2015. The Company continues to invest in strategic initiatives such as the development of ongoing clinical evidence, development of breast tomosynthesis products and additional enhancements to our electronic brachytherapy products.

Marketing and Sales. Marketing and sales expenses decreased by $0.6 million or 19.1%, from $3.2 million in the three month period ended June 30, 2015 to $2.6 million in the three month period ended June 30, 2016. Therapy marketing and sales expense decreased $0.5 million from $2.2 million in the three months ended June 30, 2015 to $1.7 million for the three months ended

June 30, 2016. The decrease in Therapy marketing and sales expenses was due primarily to decreases in salaries and wages and travel costs. Detection marketing and sales costs decreased slightly by $0.1 million from $1.0 million in the three months ended June 30, 2015 to $0.9 million for the three months ended June 30, 2016.

General and Administrative. General and administrative expenses decreased by $0.2 million from $2.3 million in the three month period ended June 30, 2015 to $2.2 million in the three month period ended June 30, 2016. The decrease was due primarily to a decrease in personnel costs.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased by $0.2 million from $0.5 million in the three month period ended June 30, 2015 to $0.3 million in the three month period ended June 30, 2016. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization and depreciation expense based on the revised values of the assets. As a result, amortization and depreciation for the quarter ended June 30, 2016 decreased as compared to the prior year.

Other Income and Expense: (in thousands)

	Three months ended June 30,
	2016	2015	Change	Change %
Interest expense	$(21)	$(70)	49	(70.0)%
Interest income	2	5	(3)	(60.0)%

	$(19)	$(65)	$46	(70.8)%

Tax benefit (expense)	(23)	107	(130)	(121.5)%

Interest expense. Interest expense of $21,000 decreased by $49,000 or 70.0% for the three month period ended June 30, 2016 as compared to interest expense of $70,000 in the three month period ended June 30, 2015. The reduction in interest expense is due primarily to the reduction in interest related to capital leases. Interest related to the Hologic and Zeiss settlement obligations was $23,000 in the three months ended June 30, 2016 as compared to $47,000 in the same period in 2015.

Interest income. Interest income of $2,000 and $5,000 for the three month periods ended June 30, 2016, and 2015, respectively, reflects income earned from our money market accounts.

Tax expense. Tax expense of $23,000 is due primarily to state non-income and franchise based taxes. The tax benefit of $107,000 is due primarily to the reversal of a deferred tax liability of approximately $117,000, offset by tax expense of approximately $10,000. The deferred liability was the result of tax amortizable goodwill that was recognized due to the impairment of goodwill in the quarter ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenue: (in thousands)

	Six months ended June 30,
	2016	2015	Change	% Change
Detection revenue
Product revenue	$4,589	$5,828	$(1,239)	(21.3)%
Service revenue	4,238	3,915	323	8.3%

Subtotal	8,827	9,743	(916)	(9.4)%

Therapy revenue
Product revenue	857	1,226	(369)	(30.1)%
Service revenue	3,723	13,394	(9,671)	(72.2)%

Subtotal	4,580	14,620	(10,040)	(68.7)%

Total revenue	$13,407	$24,363	$(10,956)	(45.0)%

Six months ended June 30, 2016 and 2015:

Total revenue for the six month period ended June 30, 2016 was $13.4 million compared with revenue of $24.4 million for the six month period ended June 30, 2015, a decrease of approximately $11.0 million, or 45.0%. The decrease in revenue was due to a $10.0 million decrease in Therapy revenue and a decrease in Detection revenues of approximately $1.0 million. The decrease in Therapy revenue is primarily the result of reimbursement uncertainty.

Detection product revenue decreased by approximately $1.2 million from $5.8 million to $4.6 million or 21.3% in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease is due primarily to a decrease in CAD revenues of $0.1 million and a decrease in MRI revenue of approximately $1.1 million. The decrease in MRI revenue is due to the Company’s exclusive distribution partner exercising its right in August 2015 to a fully paid-up license to distribute the software. This provided the Company with a cash payment of $2.0 million during the third quarter of 2015 that is being amortized over the term of the contract through July 2017.

Detection service and supplies revenue increased by approximately $0.3 million from $3.9 million in the six months ended June 30, 2015 to $4.2 million in the six months ended June 30, 2016. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $0.9 million for the six months ended June 30, 2016 as compared to $1.2 million for the six months ended June 30, 2015. Therapy product revenue for the six months ended June 30, 2016, was negatively impacted by customer reaction to the uncertainty of reimbursement rates in the United States. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supplies revenue decreased approximately $9.7 million from $13.4 million in the six months ended June 30, 2015 to $3.7 million for the six months ended June 30, 2016. The decrease in Therapy service and supplies revenue is due primarily to a decrease in the services related to electronic brachytherapy for NMSC, which is related to reimbursement uncertainty.

Cost of Revenue and Gross Profit: (in thousands)

	Six months ended June 30,
	2016	2015	Change	% Change
Products	$375	$1,621	$(1,246)	(76.9)%
Service and supplies	2,541	4,360	(1,819)	(41.7)%
Amortization and depreciation	603	1,142	(539)	(47.2)%

Total cost of revenue	$3,519	$7,123	$(3,604)	(50.6)%

Gross profit	$9,888	$17,240	$(7,352)	(42.6)%
Gross profit %	73.8%	70.8%

	Six months ended June 30,
	2016	2015	Change	% Change
Detection gross profit	$7,843	$8,037	$(194)	(2.4%)
Therapy gross profit	2,045	9,203	(7,158)	(77.8%)

Gross profit	9,888	17,240	(7,352)	(42.6%)

Gross profit for the six month period ended June 30, 2016 was $9.9 million, or 73.8% of revenue as compared to $17.2 million or 70.8% of revenue in the six month period ended June 30, 2015. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles. Gross profit for the three months ended June 30, 2016 includes a recovery of the medical device excise tax of approximately $0.5 million due to a refund.

•	Cost of products decreased by approximately $1.2 million from approximately $1.6 million for the six months ended June 30, 2015 to approximately $0.4 million for the six months ended June 30, 2016, which is due primarily to a reduction in product revenue as well as a recovery of medical device excise tax in cost of product revenue of $0.3 million. The cost of product revenue as a percentage of product revenue was approximately 7% for the six months ended June 30, 2016 as compared to 23% for the six months ended June 30, 2015. The decrease in cost of product revenue as a percentage of product revenue is due primarily to the recovery of medical device excise tax in 2016. Cost of product revenue can vary due to product mix.

•	The cost of service and supplies decreased by $1.8 million from $4.4 million in the six months ended June 30, 2015 to $2.5 million in the six months ended June 30, 2016. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 32% for the quarter ended June 30, 2016 and 25% for the quarter ended June 30, 2015. The decrease in cost of service supplies is due primarily to the decrease in service and supplies revenue. The increase in the cost of service and supplies revenue as a percentage of revenue reflects the reduction in service and supplies revenue due to fixed costs in the cost of service and supplies revenue.

•	Amortization and depreciation decreased by $0.5 million from $1.1 million in the six months ended June 30, 2015 to $0.6 million for the six months ended June 30, 2016. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization expense based on the revised values of the assets; as a result amortization and depreciation for the intangibles decreased.

Operating Expenses: (in thousands)

	Six months ended June 30,
	2016	2015	Change	Change %
Operating expenses:
Engineering and product development	$4,475	$4,528	$(53)	(1.2)%
Marketing and sales	5,057	6,995	(1,938)	(27.7)%
General and administrative	3,803	4,543	(740)	(16.3)%
Amortization and depreciation	579	1,116	(537)	(48.1)%
Goodwill and long-lived asset impairment	—	27,443	(27,443)	(100.0)%

Total operating expenses	$13,914	$44,625	$(30,711)	(68.8)%

Operating expenses decreased by approximately $30.7 million or 68.8% in the six months ended June 30, 2016. During the second quarter of 2015, the Company recorded impairment charges of $27.4 million, and implemented cost reduction initiatives as a result of reimbursement uncertainty.

Engineering and Product Development. Engineering and product development costs was approximately $4.5 million for each of the six month periods ended June 30, 2016 and June 30, 2015, and increased by $53,000 or 1.2%. Therapy engineering and product development costs decreased from $2.5 million in the six months ended June 30, 2015 to $2.0 million for the six months ended June 30, 2016. Detection engineering and product development costs increased by $0.5 million to $2.5 million for the six months ended June 30, 2016 from $2.0 million for the six months ended June 30, 2015. The Company continues to invest in strategic initiatives such as the development of ongoing clinical evidence, development of breast tomosynthesis products and additional enhancements to our electronic brachytherapy products.

Marketing and Sales. Marketing and sales expenses decreased by $1.9 million or 27.7%, from $7.0 million in the six month period ended June 30, 2015 to $5.1 million in the six month period ended June 30, 2016. Therapy marketing and sales expense decreased $1.7 million from $5.0 million in the six months ended June 30, 2015 to $3.3 million for the six months ended June 30, 2016. The decrease in Therapy marketing and sales expenses was due primarily to decreases in salaries and wages and travel costs. Detection marketing and sales costs decreased by $0.2 million from $2.0 million in the six months ended June 30, 2015 to $1.8 million for the six months ended June 30, 2016.

General and Administrative. General and administrative expenses decreased by $0.7 million from $4.5 million in the six month period ended June 30, 2015 to $3.8 million in the six month period ended June 30, 2016. The decrease was due primarily to a decrease in personnel costs and a $249,000 gain on settlement of litigation related to the acquisition of VuComp M-Vu CAD in January 2016.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased by $0.5 million from $1.1 million in the six month period ended June 30, 2015 to $0.6 million in the six month period ended June 30, 2016. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization and depreciation expense based on the revised values of the assets. As a result, amortization and depreciation for the six months ended June 30, 2016 decreased as compared to the six months ended June 30, 2015.

Goodwill and long-lived asset impairment. In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment and recorded an impairment charge of $14.0 million related to goodwill and an impairment charge of $13.4 million related to long-lived assets for a total of $27.4 million.

Other Income and Expense: (in thousands)

	Six months ended June 30,
	2016	2015	Change	Change %
Loss on extinguishment of debt	$—	$(1,723)	1,723	(100.0)%
Interest expense	(44)	(577)	533	(92.4)%
Interest income	7	14	(7)	(50.0)%

	$(37)	$(2,286)	$2,249	(98.4)%

Tax benefit (expense)	(45)	28	(73)	(260.7)%

Loss on extinguishment of debt. The loss of $1.7 million from the extinguishment of debt represents the loss associated with the payoff of the Deerfield facility agreement, which was terminated. On March 31, 2015, the Company paid $11.25 million which represented the entire obligation. The loss on extinguishment represents the unamortized discount on the Facility agreement, and the write-off of the deferred debt costs. The Facility Agreement was to mature on December 29, 2016 and was repaid at the Company’s option without penalty or premium.

Interest expense. Interest expense of $44,000 decreased by $533,000 or 92.4% for the six month period ended June 30, 2016 as compared to interest expense of $577,000 in the six month period ended June 30, 2015. The reduction in interest expense is due primarily to the reduction in interest related to the Deerfield facility agreement that was terminated in March 2015. Interest related to the Hologic and Zeiss settlement obligations was $44,000 in the six months ended June 30, 2016 as compared to $92,000 in the same period in 2015.

Interest income. Interest income of $7,000 and $14,000 for the six month periods ended June 30, 2016, and 2015, respectively, reflects income earned from our money market accounts.

Tax expense. Tax expense for the six month period ended June 30, 2016 is due primarily to state non-income and franchise based taxes. The tax benefit of $28,000 is due primarily to a deferred tax liability of approximately $117,000, offset by tax expense of approximately $89,000. The deferred liability was the result of tax amortizable goodwill that was recognized due to the impairment of goodwill.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of June 30, 2016, the Company has current assets of $23.1 million which includes $11.5 million of cash and cash equivalents. Current liabilities are $13.2 million and working capital is $9.9 million. The ratio of current assets to current liabilities was 1.74:1. On March 31, 2015 the Company paid $11.25 million to repay the Deerfield facility agreement. In April 2015, we paid $1.7 million to acquire VuComp’s M-Vu Breast Density product which was paid in cash at closing. In January 2016, the Company paid $6,000 to acquire the assets of VuComp cancer detection portfolio including M-Vu Cad.

	For the six months ended June 30,
	2016	2015
Net cash (used for) provided by operating activities	$(2,963)	$223
Net cash used for investing activities	(232)	(2,535)
Net cash used for financing activities	(617)	(11,700)

Decrease in cash and equivalents	$(3,812)	$(14,012)

Net cash used for operating activities for the six month period ended June 30, 2016 was $3.0 million, compared to net cash provided by operating activities of $223,000 for the six month period ended June 30, 2015. The cash used for operating activities for the six month period ended June 30, 2016 resulted primarily from working capital changes resulting from increases in inventory and decreases in accrued expenses and deferred revenue, offset by the cash generated due to the decrease in accounts receivable. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the six month period ended June 30, 2016 was $0.2 million which was primarily used for purchases of property and equipment. Cash used for investing activities for the six month period ended June 30, 2015 was $2.5 million, which represents $1.7 million related to the acquisition of VuComp and $0.8 million for purchases of property and equipment.

Net cash used for financing activities for the six month period ended June 30, 2016 was $0.6 million as compared to net cash used for financing activities of $11.7 million for the six month period ended June 30, 2015. Cash used for financing activities for the six months ended June 30, 2016 represents primarily repayments of capital leases. The net cash used of $11.7 million for the six months ended June 30, 2015 is primarily the repayment of the Deerfield facility agreement.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$562	$462	$100	$—	$—
Capital Lease Obligations	488	$488	—	—	—
Royalty Obligations	1,400	1,025	50	50	275
Other Commitments	437	437	—	—	—

Total Contractual Obligations	$2,887	$2,412	$150	$50	$275

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2016, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (”Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2016, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 1A. Risk Factors :

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2016	—	$—	$—	$—
May 1 - May 31, 2016	2,634	5.33	—	—
June 1 - June 30, 2016	1,082	5.28	—	—

Total	3,716	$5.32	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: August 15, 2016	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer,
Director

Date: August 15, 2016	By:	/s/ Kevin C. Burns
Kevin C. Burns
President, Chief Operating Officer
Chief Financial Officer and Treasurer