Form 10-Q
period 2016-09-30
ICAD INC
filed 2016-11-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of the close of business on November 9, 2016 there were 16,046,664 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$10,483	$15,280
Trade accounts receivable, net of allowance for doubtful
accounts of $176 in 2016 and $236 in 2015	4,727	7,488
Inventory, net	4,405	4,315
Prepaid expenses and other current assets	1,208	684

Total current assets	20,823	27,767

Property and equipment, net of accumulated depreciation of $6,229 in 2016 and $5,475 in 2015	1,605	2,307
Other assets	53	94
Intangible assets, net of accumulated amortization of $11,650 in 2016 and $10,897 in 2015	4,220	4,274
Goodwill	14,491	14,198

Total assets	$41,192	$48,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,312	$1,593
Accrued and other expenses	4,828	4,220
Lease payable - current portion	245	969
Deferred revenue	6,382	7,497

Total current liabilities	12,767	14,279

Deferred revenue, long-term portion	691	1,079
Other long-term liabilities	—	450
Capital lease - long-term portion	—	86

Total liabilities	13,458	15,894

Commitments and Contingencies (Note 6 and 8)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,199,511 in 2016 and 15,923,349 in 2015; outstanding 16,013,680 in 2016 and 15,737,518 in 2015	162	159
Additional paid-in capital	213,280	211,512
Accumulated deficit	(184,293)	(177,510)
Treasury stock at cost, 185,831 shares in 2016 and 2015	(1,415)	(1,415)

Total stockholders’ equity	27,734	32,746

Total liabilities and stockholders’ equity	$41,192	$48,640

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Products	$2,014	$4,515	$7,460	$11,569
Service and supplies	3,989	5,067	11,950	22,376

Total revenue	6,003	9,582	19,410	33,945
Cost of revenue:
Products	236	1,110	611	2,731
Service and supplies	1,370	1,362	3,911	5,722
Amortization and depreciation	296	289	899	1,431

Total cost of revenue	1,902	2,761	5,421	9,884

Gross profit	4,101	6,821	13,989	24,061

Operating expenses:
Engineering and product development	2,360	2,093	6,835	6,621
Marketing and sales	2,322	2,697	7,379	9,692
General and administrative	1,783	2,118	5,586	6,661
Amortization and depreciation	288	257	867	1,373
Goodwill and long-lived asset impairment	—	—	—	27,443

Total operating expenses	6,753	7,165	20,667	51,790

Loss from operations	(2,652)	(344)	(6,678)	(27,729)
Loss from extinguishment of debt	—	—	—	(1,723)
Interest expense	(15)	(46)	(59)	(623)
Other income	2	4	9	18

Other expense, net	(13)	(42)	(50)	(2,328)
Loss before income tax (expense) benefit	(2,665)	(386)	(6,728)	(30,057)
Tax (expense) benefit	(10)	(16)	(55)	12

Net loss and comprehensive loss	$(2,675)	$(402)	$(6,783)	$(30,045)

Net loss per share:
Basic	$(0.17)	$(0.03)	$(0.43)	$(1.92)

Diluted	$(0.17)	$(0.03)	$(0.43)	$(1.92)

Weighted average number of shares used in computing loss per share:
Basic	15,957	15,725	15,896	15,670

Diluted	15,957	15,725	15,896	15,670

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(6,783)	$(30,045)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Amortization	753	1,565
Depreciation	1,013	1,239
Bad debt provision	133	341
Stock-based compensation expense	1,648	1,601
Amortization of debt discount and debt costs	(13)	337
Interest on settlement obligations	69	124
Loss on extinguishment of debt	—	1,723
Gain from acquisition litigation settlement	(249)	—
Goodwill and long-lived asset impairment	—	27,443
Loss on disposal of assets	9	125
Changes in operating assets and liabilities (net of the effect of acquistions):
Accounts receivable	2,706	821
Inventory	(82)	(1,418)
Prepaid and other current assets	(483)	(197)
Accounts payable	(281)	(593)
Accrued expenses	78	(1,904)
Deferred revenue	(2,380)	(1,187)

Total adjustments	2,921	30,020

Net cash used for operating activities	(3,862)	(25)

Cash flow from investing activities:
Additions to patents, technology and other	(8)	(37)
Additions to property and equipment	(248)	(889)
Acquisition of VuComp M-Vu CAD	(6)	(1,700)

Net cash used for investing activities	(262)	(2,626)

Cash flow from financing activities:
Stock option exercises	188	349
Taxes paid related to restricted stock issuance	(65)	(87)
Principal payments of capital lease obligations	(796)	(1,045)
Principal repayment of debt financing, net	—	(11,250)

Net cash used for financing activities	(673)	(12,033)

Decrease in cash and equivalents	(4,797)	(14,684)
Cash and equivalents, beginning of period	15,280	32,220

Cash and equivalents, end of period	$10,483	$17,536

Supplemental disclosure of cash flow information:
Interest paid	$63	$521

Taxes paid	$65	$101

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2016, the results of operations of the Company for the three month and nine month periods ended September 30, 2016 and 2015, and cash flows of the Company for the nine month periods ended September 30, 2016 and 2015. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016. The results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016, or any future period.

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

September 30, 2016

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

September 30, 2016

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

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, costs relating to service including personnel costs for physicists, management services and radiation therapists, costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, cost of supplies, manufacturing, warehousing, material movement, inspection, scrap, rework, amortization, depreciation and in-house product warranty repairs. Included in cost of revenue for the nine months ended September 30, 2016 is a credit of $467,000 related to a refund of the Medical Device Excise Tax (“MDET”). The MDET refund of $467,000 for the nine months ended September 30, 2016 related to refunds of the MDET for the periods from April 2013 to December 2015. The MDET refunds were not material to any prior period; accordingly, prior periods have not been restated.

Note 2 - Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(2,675)	$(402)	$(6,783)	$(30,045)

Basic and diluted shares used in the calculation of net loss per share	15,957	15,725	15,896	15,670
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	15,957	15,725	15,896	15,670

Net loss per share—basic and diluted	$(0.17)	$(0.03)	$(0.43)	$(1.92)

Net loss per share—diluted	$(0.17)	$(0.03)	$(0.43)	$(1.92)

The shares of the Company’s common stock, issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended
	September 30,
	2016	2015
Stock options	1,569,166	1,605,152
Restricted stock	392,148	432,479

Stock options and restricted stock	1,961,314	2,037,631

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

September 30, 2016

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

Amount (000’s)
Cash	$6
Acquisition litigation settlement	249

Purchase price	$255

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

The assets obtained in the acquisition of VuComp’s M-Vu Cancer detection portfolio (including the M-Vu breast density product) and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment. Included in revenue of the Detection segment for the three and nine months ended September 30, 2016 is approximately $0.0 and $0.1 million, respectively as a result of this acquisition. Pro forma results of operations have not been presented because the effects of the business combination was not material to our consolidated financial results.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

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

The assets obtained in the acquisition of VuComp’s M-Vu Breast Density product and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment. Pro forma results of operations have not been presented because the effects of the business combination was not material to our consolidated financial results.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

Note 4 – Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows:

	as of September 30, 2016	as of December 31, 2015
Raw materials	$2,954	$2,900
Work in process	175	154
Finished Goods	1,276	1,261

Inventory	$4,405	$4,315

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

The following amounts compose interest expense included in our consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015: (in thousands)

	Three months ended September 30,		Nine months ended September 30
	2016	2015	2016	2015
Cash interest expense	$—	$—	$—	$162
Non-cash amortization of debt discount	—	—	—	254
Amortization of debt costs	—	—	—	13
Amortization of settlement obligations	23	32	69	124
Interest expense capital lease	13	50	64	180
Capital lease - fair value amortization	(21)	(36)	(74)	(110)

Total interest expense	$15	$46	$59	$623

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

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

Note 6 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through March 2018. Certain of these leases contain renewal options. Rent expense under operating leases was $178,000 and $516,000 for the three and nine month periods ended September 30, 2016 and $165,000 and $490,000 for the three and nine month periods ended September 30, 2015, respectively.

Future minimum lease payments as of September 30, 2016 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases
2016	133
2017	579
2018	738
2019	746
2020	174

$2,370

Capital leases

The Company entered into a capital lease agreement for the purchase of certain equipment in August 2013 for approximately $409,000. Under the guidance of ASC Topic 840, “Leases” (“ASC 840”) the Company determined that the lease was a capital lease as it contained a bargain purchase option whereby the Company has the option to buy the equipment for $1 at the end of the lease term. Accordingly, the equipment has been capitalized and a liability has been recorded. The equipment cost of $409,000 is reflected as property and equipment in the balance sheet and is being depreciated over its useful life. In the quarter ended September 30, 2016, this lease was paid in full.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

In connection with the Radion/DermEbx Acquisition which closed in July 2014, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. In connection with the acquisition, the Company recorded a fair value adjustment to interest expense and is amortizing the adjustment over the life of the related lease. As of September 30, 2016, the outstanding liability for the acquired equipment leases was approximately $0.2 million.

Future minimum lease payments under all outstanding capital leases are as follows: (in thousands)

Fiscal Year	Capital Leases
2016	165
2017	89

subtotal minimum lease obligation	254
less interest	(9)

Total, net	245
less current portion	(245)

Long term portion	$—

Related Party Lease:

Kamal Gogineni is an employee of one of the Company’s subsidiaries and a stockholder of the Company’s common stock. Additionally, Mr. Gogineni is a shareholder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “Lease”). In connection with the Company’s acquisition of assets of Radion and DermEbx that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company is obligated to pay a total of $144,000 and the liability is included in the minimum lease payments above, with remaining payments of $67,000 in 2016 and $77,000 in 2017.

Note 7 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

The Company granted options to purchase 100,500 shares of the Company’s stock in the three months ended September 30, 2016. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average risk-free interest rate	0.84%	1.06%	0.87%	0.84%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	68.6% to 75.3%	74.6%	68.6% to 75.3%	64.2% to 69.3%
Weighted average exercise price	$5.49	$3.85	$5.57	$8.02
Weighted average fair value	$2.67	$2.02	$2.71	$3.80

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$1	$4	$5	$11
Engineering and product development	82	53	289	165
Marketing and sales	162	162	476	495
General and administrative	201	318	878	930

	$446	$537	$1,648	$1,601

As of September 30, 2016, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$3,222
Weighted average term	1.0 years

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted 93,500 shares of restricted stock in the quarter ended September 30, 2016, and 50,000 shares of restricted stock that were performance based tied to operational metrics. For performance based restricted shares, the probability of achieving the target is assessed quarterly and compared to actual results during the service period and stock-based compensation expense is adjusted accordingly.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended
	September 30,
Aggregate intrinsic value	2016	2015
Stock options	$1,748	$584
Restricted stock	2,039	1,470

The intrinsic value of stock options exercised during the three and nine months ended September 30, 2016 was $189,000 and $195,000, respectively. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2015 was $7,000 and $306,000, respectively. The intrinsic value of restricted shares that vested in each of the quarters ended September 30, 2016 and 2015 was $0 and $10,000, respectively.

Note 8 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of September 30, 2016.

Settlement Obligations

In connection with the acquisition of Xoft in 2010, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that utilize the licensed rights. The Company has a liability within accounts payable and accrued expenses for future payment and for future minimum royalty obligations totaling $448,000. The Company recorded interest expense of approximately $10,000 and $30,000 in the three and nine months ended September 30, 2016, respectively, and $19,000 and $55,000 in the three and nine months ended September 30, 2015, respectively, related to this obligation.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

In December, 2011, the Company agreed to a settlement related to litigation with Carl Zeiss Meditec AG. The Company is obligated to pay the remaining amount of $0.5 million in June 2017. As of September 30, 2016, the remaining liability recorded within accrued expenses for future payment and the remaining minimum royalty obligations was $461,000. The Company recorded interest expense of approximately $13,000 and $39,000 in the three and nine months ended September 30, 2016, respectively, and $13,000 and $69,000 in the three and nine months ended September 30, 2015, respectively, related to this obligation.

The Company was granted a non-exclusive license from Yeda Research which relates to the 3TP method for the detection of cancer and has a minimum obligation of $25,000 annually through 2032 for a total of approximately $0.4 million.

Other Commitments

The Company is obligated to pay approximately $0.5 million for firm purchase obligations to suppliers for future product deliverables.

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

September 30, 2016

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

Fair value measurements using: (000’s) as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$13,577	$—	$—	$13,577

Total Assets	$13,577	$—	$—	$13,577

Fair value measurements using: (000’s) as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$9,145	$—	$—	$9,145

Total Assets	$9,145	$—	$—	$9,145

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

Note 10 – Income Taxes

The Company recorded an income tax provision of $10,000 and $55,000 in the three and nine months ended September 30, 2016, respectively, as compared to income tax expense of $16,000 and an income tax benefit of $12,000, in the three and nine months ended September 30, 2015, respectively. The income tax benefit as of September 30, 2015 primarily related to a state tax provision and a benefit from the reversal of a deferred tax liability relating to tax amortizable goodwill. Because of the Company’s goodwill impairment, the tax basis in amortizable goodwill is greater than book basis which results in a deferred tax asset that is subject to a valuation allowance. At September 30, 2016, the Company had no material unrecognized tax benefits and no adjustments to liabilities or tax expense were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2016. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not currently under examination by any federal or state jurisdiction for any tax years.

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

September 30, 2016

•	A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group).

The Company did not have any triggering events in the quarter ended September 30, 2016.

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

The Company would record an impairment charge if such an assessment were to indicate that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company utilizes either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of reporting units. The Company makes assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made. The Company did not have any triggering events in the quarter ended September 30, 2016.

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

September 30, 2016

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

September 30, 2016

Cancer Detection products and the Company recorded goodwill of $307,000 to the Detection segment. In the second quarter of 2016, the Company recorded a measurement period adjustment of $14,000 relating to unbilled accounts receivable. As a result, goodwill decreased to $293,000.

A roll forward of goodwill activity by reportable segment is as follows:

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—
Acquisition of DermEbx and Radion	—	6,154	6,154

Balance at December 31, 2014	7,663	19,600	27,263

Acquisition measurement period adjustments	—	116	116
Acquisition of VuComp	800	—	800
Impairment	—	(13,981)	(13,981)

Balance at December 31, 2015	8,463	5,735	14,198

Acquisition of VuComp	307	—	307
Acquisition measurement period adjustment	(14)		(14)

Balance at September 30, 2016	$8,756	$5,735	$14,491

Accumulated Goodwill	1,093	6,270	55,300
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(13,981)	(40,809)

Balance at September 30, 2016	$8,756	$5,735	$14,491

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

September 30, 2016

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

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment revenues:
Detection	$4,134	$5,202	$12,961	$14,945
Therapy	1,869	4,380	6,449	19,000

Total Revenue	$6,003	$9,582	$19,410	$33,945

Segment gross profit:
Detection	$3,586	$4,423	$11,429	$12,460
Therapy	515	2,398	2,560	11,601

Segment gross profit	$4,101	$6,821	$13,989	$24,061

Segment operating income (loss):
Detection	1,250	2,392	4,494	6,185
Therapy	(2,055)	(558)	(5,398)	(27,070)

Segment operating income (loss)	$(805)	$1,834	$(904)	$(20,885)

General, administrative, depreciation and amortization expense	$(1,847)	$(2,178)	$(5,774)	$(6,844)
Interest expense	(15)	(46)	(59)	(623)
Loss on debt extinguishment	0	0	0	(1,723)
Other income	2	4	9	18

Loss before income tax	$(2,665)	$(386)	$(6,728)	$(30,057)

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

Note 14 - Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”), which amends ASC 605 “Revenue Recognition” and creates a new Topic 606 “Revenue from Contracts with Customers.” This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Deferral of the Effective Date”. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently evaluating the effect this amendment may have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, a consensus of the FASB’s Emerging Issues Task Force. This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. It also requires cash payments made soon after an acquisition’s consummation date (approximately three

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

months or less) to be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The amendment is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. We are currently evaluating the effect this amendment may have on our consolidated financial statements.

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

In May 2015 the Company announced that one of the regional Medicare Administrative Contractors instructed physicians to report CPT code (17999) rather than the established CPT code (0182T) for electronic brachytherapy for treatment of NMSC. This announcement resulted in a significant disruption in our Therapy segment as a result of the reimbursement uncertainty. A new CPT code (0394T) for the treatment on non-melanoma skin cancer utilizing electronic brachytherapy went into effect January 1, 2016. Revenues were impacted in fiscal year 2015 and the impact extended into the nine months ended September 30, 2016 as a result of the uncertainty. In 2015 the Company implemented expense reductions in response to the general uncertainty with respect to reimbursement levels.

During the second quarter of 2016, certain regions of the U.S have been provided updates on reimbursement rates of CPT code (0394T). We believe that the clarity provided by these regions with respect to reimbursement could increase the number of providers treating NMSC with Xoft eBx in fiscal year 2016.

As we have discussed in our risk factors noted in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015, our business can be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices customers are willing to pay for those products in a particular jurisdiction. The change in CPT codes in 2015 combined with reimbursement uncertainty for the new CPT code 0394T for the Company’s electronic brachytherapy treatment of NMSC had a negative impact on the Company’s revenues for the three and nine months ended September 30, 2016.

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

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenue: (in thousands)

	Three months ended September 30,
	2016	2015	Change	% Change
Detection revenue
Product revenue	$1,991	$3,230	$(1,239)	(38.4)%
Service revenue	2,143	1,972	171	8.7%

Subtotal	4,134	5,202	(1,068)	(20.5)%

Therapy revenue
Product revenue	23	1,285	(1,262)	(98.2)%
Service revenue	1,846	3,095	(1,249)	(40.4)%

Subtotal	1,869	4,380	(2,511)	(57.3)%

Total revenue	$6,003	$9,582	$(3,579)	(37.4)%

Three months ended September 30, 2016 and 2015:

Total revenue for the three month period ended September 30, 2016 was $6.0 million compared with revenue of $9.6 million for the three month period ended September 30, 2015, a decrease of approximately $3.6 million, or 37.4%. The decrease in revenue was due to a $2.5 million decrease in Therapy revenue and a decrease in Detection revenues of approximately $1.1 million. The decrease in Therapy revenue is primarily the residual effect of reimbursement uncertainty.

Detection product revenue decreased by approximately $1.2 million from $3.2 million to $2.0 million or 38.4% in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease is due primarily to a decrease in CAD revenues of $0.4 million, and a decrease in MRI revenue of approximately $0.9 million, offset by an increase in Colon revenue of $0.1 million. The decrease in CAD revenue is due primarily to a decrease in digital systems. The decrease in MRI product revenue is due primarily to the Company’s exclusive distribution partner exercising its right in August 2015 to a fully paid-up license to distribute MRI software. This provided the Company with a cash payment of $2.0 million during the third quarter of 2015 that is being amortized over the term of the contract through July 2017.

Detection service and supplies revenue increased by approximately $0.2 million from $2.0 million in the three months ended September 30, 2015 to $2.1 million in the three months ended September 30, 2016. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $23,000 for the three months ended September 30, 2016 as compared to $1.3 million for the three months ended September 30, 2015. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supply revenue decreased approximately $1.3 million from $3.1 million in the three months ended September 30, 2015 to $1.8 million for the three months ended September 30, 2016. The decrease in Therapy service and supplies revenue is due primarily to a decrease in the services related to electronic brachytherapy for NMSC, which is related to the residual effect of reimbursement uncertainty.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended September 30,
	2016	2015	Change	% Change
Products	$236	$1,110	$(874)	(78.7)%
Service and supplies	1,370	1,362	8	0.6%
Amortization and depreciation	296	289	7	2.4%

Total cost of revenue	$1,902	$2,761	$(859)	(31.1)%

Gross profit	$4,101	$6,821	$(2,720)	(39.9)%
Gross profit %	68.3%	71.2%

	Three months ended September 30,
	2016	2015	Change	% Change
Detection gross profit	$3,586	$4,423	$(837)	(18.9%)
Therapy gross profit	515	2,398	(1,883)	(78.5%)

Gross profit	4,101	6,821	(2,720)	(39.9%)

Gross profit for the three month period ended September 30, 2016 was $4.1 million, or 68.3% of revenue as compared to $6.8 million or 71.2% of revenue in the three month period ended September 30, 2015. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products decreased by approximately $0.9 million from approximately $1.1 million for the three months ended September 30, 2015 to approximately $0.2 million for the three months ended September 30, 2016, which is due primarily to the reduction of product revenue. The cost of product revenue as a percentage of product revenue was approximately 12% for the three months ended September 30, 2016 as compared to 25% for the three months ended September 30, 2015. The decrease in cost of product revenue as a percentage of product revenue is due primarily to product mix.

•	The cost of service and supplies was $1.4 million in each of the three months ended September 30, 2015 and September 30, 2016. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 34% for the quarter ended September 30, 2016 and 27% for the quarter ended September 30, 2015. The decrease in cost of service and supplies is due primarily to the decrease in service and supplies revenue. The increase in the cost of service and supplies revenue as a percentage of revenue reflects the reduction in service and supplies revenue due to the fixed costs in the cost of service and supplies revenue.

•	Amortization and depreciation was $0.3 million in each of the three months ended September 30, 2015 and September 30, 2016.

Operating Expenses: (in thousands)

	Three months ended September 30,
	2016	2015	Change	Change %
Operating expenses:
Engineering and product development	$2,360	$2,093	$267	12.8%
Marketing and sales	2,322	2,697	(375)	(13.9)%
General and administrative	1,783	2,118	(335)	(15.8)%
Amortization and depreciation	288	257	31	12.1%

Total operating expenses	$6,753	$7,165	$(412)	(5.8)%

Operating expenses decreased by approximately $0.4 million or 5.8% in the three months ended September 30, 2016. The Company continues to manage expenses while investing in long-term and strategic initiatives.

Engineering and Product Development. Engineering and product development costs increased by $0.3 million from $2.1 million in the three month period ended September 30, 2015 to $2.4 million in the three month period ended September 30, 2016. Detection engineering and product development costs increased by $0.3 million to $1.3 million for the three months ended September 30, 2016 from $1.0 million for the three months ended September 30, 2015 Therapy engineering and product development costs remained at $1.1 million for each of the quarters ended September 30, 2016 and ended September 30, 2015. The Company continues to invest in strategic initiatives such as the development of clinical evidence in both Detection and Therapy, development of breast tomosynthesis products and ongoing enhancements to our electronic brachytherapy products.

Marketing and Sales. Marketing and sales expenses decreased by $0.4 million or 13.9%, from $2.7 million in the three month period ended September 30, 2015 to $2.3 million in the three month period ended September 30, 2016. Therapy marketing and sales expense decreased $0.4 million from $1.8 million in the three months ended September 30, 2015 to $1.4 million for the three months ended September 30, 2016. The decrease in Therapy marketing and sales expenses was due primarily to decreases in salaries and wages. Detection marketing and sales costs were $0.9 million in each of the three months ended September 30, 2015 and September 30, 2016.

General and Administrative. General and administrative expenses decreased by $0.3 million from $2.1 million in the three month period ended September 30, 2015 to $1.8 million in the three month period ended September 30, 2016. The decrease was due primarily to a decrease in personnel costs, bad debt expense and stock compensation expense.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation was approximately $0.3 million in each of the three month periods ended September 30, 2015 and September 30, 2016.

Other Income and Expense: (in thousands)

	Three months ended September 30,
	2016	2015	Change	Change %
Interest expense	$(15)	$(46)	31	(67.4)%
Interest income	2	4	(2)	(50.0)%

	$(13)	$(42)	$29	(69.0)%

Tax expense	(10)	(16)	6	(37.5)%

Interest expense. Interest expense of $15,000 decreased by $31,000 or 67.4% for the three month period ended September 30, 2016 as compared to interest expense of $46,000 in the three month period ended September 30, 2015. The reduction in interest expense is due primarily to the reduction in interest related to capital leases. Interest related to the Hologic and Zeiss settlement obligations was $23,000 in the three months ended September 30, 2016 as compared to $32,000 in the same period in 2015.

Interest income. Interest income of $2,000 and $4,000 for the three month periods ended September 30, 2016, and 2015, respectively, reflects income earned from our money market accounts.

Tax expense. Tax expense of $10,000 and $16,000 for the three month periods ended September 30, 2016, and 2015, respectively, is due primarily to state non-income and franchise based taxes.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenue: (in thousands)

	Nine months ended September 30,
	2016	2015	Change	% Change
Detection revenue
Product revenue	$6,580	$9,058	$(2,478)	(27.4)%
Service revenue	6,381	5,887	494	8.4%

Subtotal	12,961	14,945	(1,984)	(13.3)%

Therapy revenue
Product revenue	880	2,511	(1,631)	(65.0)%
Service revenue	5,569	16,489	(10,920)	(66.2)%

Subtotal	6,449	19,000	(12,551)	(66.1)%

Total revenue	$19,410	$33,945	$(14,535)	(42.8)%

Nine months ended September 30, 2016 and 2015:

Total revenue for the nine month period ended September 30, 2016 was $19.4 million compared to revenue of $33.9 million for the nine month period ended September 30, 2015, a decrease of approximately $14.5 million, or 42.8%. The decrease in revenue was due to a $12.6 million decrease in Therapy revenue and a decrease in Detection revenues of approximately $2.0 million. The decrease in Therapy revenue is primarily the residual effect of reimbursement uncertainty.

Detection product revenue decreased by approximately $2.5 million from $9.1 million to $6.6 million or 27.4% in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease is due primarily to a decrease in CAD revenues of $0.5 million and a decrease in MRI revenue of approximately $2.1 million, offset by an increase in Colon products revenue of $0.1 million. The decrease in MRI revenue is due to the Company’s exclusive distribution partner exercising its right in August 2015 to a fully paid-up license to distribute the software. This provided the Company with a cash payment of $2.0 million during the third quarter of 2015 that is being amortized over the term of the contract through July 2017.

Detection service and supplies revenue increased by approximately $0.5 million from $5.9 million in the nine months ended September 30, 2015 to $6.4 million in the nine months ended September 30, 2016. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $0.9 million for the nine months ended September 30, 2016 as compared to $2.5 million for the nine months ended September 30, 2015. Therapy product revenue for the nine months ended September 30, 2016, was negatively impacted by customer reaction to the uncertainty of reimbursement rates in the United States. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supplies revenue decreased approximately $11.0 million from $16.5 million in the nine months ended September 30, 2015 to $5.5 million for the nine months ended September 30, 2016. The decrease in Therapy service and supplies revenue is due primarily to a decrease in the services related to electronic brachytherapy for NMSC, which is related to the residual effect of reimbursement uncertainty.

Cost of Revenue and Gross Profit: (in thousands)

	Nine months ended September 30,
	2016	2015	Change	% Change
Products	$611	$2,731	$(2,120)	(77.6)%
Service and supplies	3,911	5,722	(1,811)	(31.6)%
Amortization and depreciation	899	1,431	(532)	(37.2)%

Total cost of revenue	$5,421	$9,884	$(4,463)	(45.2)%

Gross profit	$13,989	$24,061	$(10,072)	(41.9)%
Gross profit %	72.1%	70.9%

	Nine months ended September 30,
	2016	2015	Change	% Change
Detection gross profit	$11,429	$12,460	$(1,031)	(8.3%)
Therapy gross profit	2,560	11,601	(9,041)	(77.9%)

Gross profit	13,989	24,061	(10,072)	(41.9%)

Gross profit for the nine month period ended September 30, 2016 was $14.0 million, or 72.1% of revenue as compared to $24.1 million or 70.9% of revenue in the nine month period ended September 30, 2015. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles. Gross profit for the nine months ended September 30, 2016 includes a recovery of the medical device excise tax of approximately $0.5 million due to recording the impact of an expected refund in the second quarter of 2016.

•	Cost of products decreased by approximately $2.1 million from approximately $2.7 million for the nine months ended September 30, 2015 to approximately $0.6 million for the nine months ended September 30, 2016, which is due primarily to a reduction in product revenue as well as a recovery of medical device excise tax in cost of product revenue of $0.3 million. The cost of product revenue as a percentage of product revenue was approximately 8% for the nine months ended September 30, 2016 as compared to 24% for the nine months ended September 30, 2015. The decrease in cost of product revenue as a percentage of product revenue is due primarily to the recovery of medical device excise tax in 2016. Cost of product revenue can vary due to product mix.

•

The cost of service and supplies decreased by $1.8 million from $5.7 million in the nine months ended September 30, 2015 to $3.9 million in the nine months ended September 30, 2016. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 33% for the quarter ended September 30, 2016 and 26% for the quarter ended September 30, 2015. The decrease in cost of service supplies is due primarily to the decrease in service and supplies revenue. The increase in the cost of service and supplies revenue as a percentage of revenue reflects the reduction in service and supplies revenue due to fixed costs in the cost of service and supplies revenue.

•	Amortization and depreciation decreased by $0.5 million from $1.4 million in the nine months ended September 30, 2015 to $0.9 million for the nine months ended September 30, 2016. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization expense based on the revised values of the assets; as a result amortization and depreciation for the intangibles decreased.

Operating Expenses: (in thousands)

	Nine months ended September 30,
	2016	2015	Change	Change %
Operating expenses:
Engineering and product development	$6,835	$6,621	$214	3.2%
Marketing and sales	7,379	9,692	(2,313)	(23.9)%
General and administrative	5,586	6,661	(1,075)	(16.1)%
Amortization and depreciation	867	1,373	(506)	(36.9)%
Goodwill impairment	—	27,443	(27,443)	(100.0)%

Total operating expenses	$20,667	$51,790	$(31,123)	(60.1)%

Operating expenses decreased by approximately $31.1 million or 60.1% in the nine months ended September 30, 2016. During the second quarter of 2015, the Company recorded impairment charges of $27.4 million and implemented cost reduction initiatives as a result of reimbursement uncertainty.

Engineering and Product Development. Engineering and product development costs increased by $0.2 million or 3.2% from $6.6 million in the nine month period ended September 30, 2015 to $6.8 million in the nine month period ended September 30, 2016. Therapy engineering and product development costs decreased by $0.5 million from $3.6 million in the nine months ended September 30, 2015 to $3.1 million for the nine months ended September 30, 2016. Detection engineering and product development costs increased by $0.7 million to $3.7 million for the nine months ended September 30, 2016 from $3.0 million for the nine months ended September 30, 2015. The Company continues to invest in strategic initiatives such as the development of ongoing clinical evidence, development of breast tomosynthesis products and additional enhancements to our electronic brachytherapy products.

Marketing and Sales. Marketing and sales expenses decreased by $2.3 million or 23.9%, from $9.7 million in the nine month period ended September 30, 2015 to $7.4 million in the nine month period ended September 30, 2016. Therapy marketing and sales expense decreased $2.1 million from $6.8 million in the nine months ended September 30, 2015 to $4.7 million for the nine months ended September 30, 2016. The decrease in Therapy marketing and sales expenses was due primarily to decreases in salaries and wages and travel costs. Detection marketing and sales costs decreased by $0.2 million from $2.9 million in the nine months ended September 30, 2015 to $2.7 million for the nine months ended September 30, 2016, due primarily to a decrease in commission expense.

General and Administrative. General and administrative expenses decreased by $1.1 million from $6.6 million in the nine month period ended September 30, 2015 to $5.6 million in the nine month period ended September 30, 2016. The decrease was due primarily to a decrease in personnel costs and a $249,000 gain on settlement of litigation related to the acquisition of VuComp M-Vu CAD in January 2016.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased by $0.5 million from $1.4 million in the nine month period ended September 30, 2015 to $0.9 million in the nine month period ended September 30, 2016. In June 2015, the Company impaired intangible assets of the Therapy reporting unit and recorded amortization and depreciation expense based on the revised values of the assets. As a result, amortization and depreciation for the nine months ended September 30, 2016 decreased as compared to the nine months ended September 30, 2015.

Goodwill and long-lived asset impairment. In connection with the preparation of the financial statements for the second quarter ended September 30, 2015, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment and recorded an impairment charge of $14.0 million related to goodwill and an impairment charge of $13.4 million related to long-lived assets for a total of $27.4 million.

Other Income and Expense: (in thousands)

	Nine months ended September 30,
	2016	2015	Change	Change %
Loss on extinguishment of debt	$—	$(1,723)	1,723	(100.0)%
Interest expense	(59)	(623)	564	(90.5)%
Interest income	9	18	(9)	(50.0)%

	$(50)	$(2,328)	$2,278	(97.9)%

Tax benefit (expense)	(55)	12	(67)	(558.3)%

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

Interest expense. Interest expense of $59,000 decreased by $564,000 or 90.5% for the nine month period ended September 30, 2016 as compared to interest expense of $623,000 in the nine month period ended September 30, 2015. The reduction in interest expense is due primarily to the reduction in interest related to the Deerfield facility agreement that was terminated in March 2015. Interest related to the Hologic and Zeiss settlement obligations was $69,000 in the nine months ended September 30, 2016 as compared to $124,000 in the same period in 2015.

Interest income. Interest income of $9,000 and $18,000 for the nine month periods ended September 30, 2016, and 2015, respectively, reflects income earned from our money market accounts.

Tax expense. Tax expense for the nine month period ended September 30, 2016 is due primarily to state non-income and franchise based taxes. The tax benefit of $12,000 for the nine month period ended September 30, 2015 is due primarily to the reversal of a deferred tax liability of approximately $117,000, offset by tax expense of approximately $105,000. The deferred liability was the result of tax amortizable goodwill that was recognized due to the impairment of goodwill.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of September 30, 2016, the Company has current assets of $20.8 million which includes $10.5 million of cash and cash equivalents. Current liabilities are $12.8 million and working capital is $8.0 million. The ratio of current assets to current liabilities was 1.63:1. On March 31, 2015 the Company paid $11.25 million to repay the Deerfield facility agreement. In April 2015, we paid $1.7 million to acquire VuComp’s M-Vu Breast Density product which was paid in cash at closing. In January 2016, the Company paid $6,000 to acquire the assets of VuComp cancer detection portfolio including M-Vu Cad.

	For the nine months ended September 30,
	2016	2015
Net cash used for operating activities	$(3,862)	$(25)
Net cash used for investing activities	(262)	(2,626)
Net cash used for financing activities	(673)	(12,033)

Decrease in cash and equivalents	$(4,797)	$(14,684)

Net cash used for operating activities for the nine month period ended September 30, 2016 was $3.9 million, compared to net cash used for operating activities of $25,000 for the nine month period ended September 30, 2015. The cash used for operating activities for the nine month period ended September 30, 2016 resulted primarily from our net loss and from working capital changes resulting from increases in inventory and decreases in accounts payable and deferred revenue, offset by the cash generated due to the decrease in accounts receivable. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the nine month period ended September 30, 2016 was $0.3 million which was primarily used for purchases of property and equipment. Cash used for investing activities for the nine month period ended September 30, 2015 was $2.6 million, which represents $1.7 million related to the acquisition of VuComp and $0.9 million for purchases of property and equipment.

Net cash used for financing activities for the nine month period ended September 30, 2016 was $0.7 million as compared to net cash used for financing activities of $12.0 million for the nine month period ended September 30, 2015. Cash used for financing activities for the nine months ended September 30, 2016 represents primarily repayments of capital leases. The net cash used of $12.0 million for the nine months ended September 30, 2015 is primarily the repayment of the Deerfield facility agreement and repayments of capital leases.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$2,370	$522	$1,485	$363	$—
Capital Lease Obligations	245	$245	—	—	—
Royalty Obligations	1,400	1,025	50	50	275
Other Commitments	462	462	—	—	—

Total Contractual Obligations	$4,477	$2,254	$1,535	$413	$275

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2016, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (”Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2016, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 14, 2016	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer, Director

Date: November 14, 2016	By:	/s/ R. Scott Areglado
R. Scott Areglado
Chief Financial Officer (Interim)