Form 10-K
period 2016-12-31
ICAD INC
filed 2017-03-24
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on June 30, 2016 was $70,242,336. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2016, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 21, 2017, the registrant had 16,157,466 shares of Common Stock outstanding.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain information included in this annual report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the Company’s ability to defend itself in litigation matters, to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to our existing and future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (“SEC”). The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “would”, “could”, “may”, “consider”, “confident” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Unless the context otherwise requires, the terms “iCAD”, “Company”, “we”, “our” “registrant”, and “us” means iCAD, Inc. and any consolidated subsidiaries.

PART I

Item 1.	Business.

General

iCAD, Inc. is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy for the early identification and treatment of cancer. The Company reports in two operating segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Company was incorporated in 1984 as Howtek, Inc. under the laws of the state of Delaware. In 2002 the Company changed its name to iCAD, Inc. and changed its ticker symbol to ICAD.

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

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing facilities in Nashua, New Hampshire and, an operations, research, development, manufacturing and warehousing facility in San Jose, California.

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

The three main types of radiation therapy are external beam radiation therapy (“EBRT”), brachytherapy or sealed source radiation therapy, and systemic radioisotope therapy or unsealed source radiotherapy. One of the differences relates to the position of the radiation source; external is outside the body, brachytherapy uses sealed radioactive sources placed precisely in the treatment area, and systemic radioisotopes are given by infusion or oral ingestion. Brachytherapy uses temporary or permanent placement of radioactive sources. Conventional EBRT typically involves multiple treatments of a tumor in up to 50 radiation sessions (fractions). In the case of brachytherapy, radiation of healthy tissues further away from the sources is reduced. In addition, if the patient moves or if there is any tumor movement within the body during treatment, the radiation source(s) retain their correct position in relation to the tumor. These aspects of brachytherapy offer advantages over EBRT in that brachytherapy is able to direct high doses of radiation to the size and shape of the cancerous area while sparing healthy tissue and organs.

Brachytherapy is commonly used as an effective treatment for endometrial, cervical, prostate, breast, and skin cancer, and can also be used to treat tumors in many other body sites. Electronic Brachytherapy (eBx) is a type of radiotherapy that utilizes a miniaturized high dose rate X-ray source to apply radiation directly to the cancerous site. The Xoft® Axxent® Electronic Brachytherapy (eBx®) System® (“Xoft System”) is a proprietary electronic brachytherapy platform designed to deliver isotope-free (non-radioactive) radiation treatment in virtually any clinical setting without the limitations of radionuclides.

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

The Company’s Xoft System is a disruptive radiation oncology treatment solution with significant cost, mobility, and treatment time advantages over its competitors or other standards of care. While the primary applications of this system currently are localized breast cancer treatment using a ten to fifteen minute breast Intraoperative Radiation Therapy (“IORT”) protocol and the treatment of non-melanoma skin cancers (“NMSC”), the Xoft System platform can also be used to treat a wide and growing array of additional cancers, including gynecological and other non-breast IORT clinical indications.

There are approximately 300,000 new cases of breast cancer in the United States each year. The Company believes that the Xoft System is uniquely well positioned to offer a differentiated treatment alternative for the approximately 111,000 of these 300,000 annual new cases of early stage breast cancer in the U.S. where patients fit the clinical criteria to make this treatment a viable alternative to conventional radiation treatments. The Xoft System does not require a shielded environment and is relatively small in size, which means that it can easily be transported for use in virtually any clinical setting (including the operating room where IORT is delivered) under radiation oncology supervision. The Xoft System may also be used for Accelerated Partial Breast Irradiation (“APBI”), which can be delivered twice daily for five days. There is a growing body of clinical evidence in support of breast IORT and Category I Current Procedural Terminology (“CPT”) codes have been in place for several years, providing reimbursement for the hospital, radiation oncologist, and surgeon for performing the IORT treatment.

Basal and Squamous Cell Carcinoma are two of the most prevalent types of NMSC in the U.S., with more than 3.5 million cases being diagnosed annually. The Xoft System enables radiation oncologists and dermatologists to collaborate in offering their patients a non-surgical treatment option that is particularly appropriate for certain challenging lesion locations on the ear, face, scalp, neck and extremities. Xoft provides comprehensive skin cancer treatment solutions to the dermatology market including all the necessary components to enable dermatologists and radiation oncologists to develop, launch and expand their electronic brachytherapy programs for the treatment of NMSC. Xoft also offers physics support, billing support, assistance with radiation oncology provider selection, as well as the Axxent Hub web-based software platform that enables centers to improve patient safety, conduct treatment planning, enhance and monitor workflow, and improve communication between clinical specialties.

In May 2015 the Company announced that one of the regional Medicare Administrative Contractors instructed physicians to report CPT code (17999) rather than the established CPT code (0182T) for electronic brachytherapy for treatment of NMSC. This announcement resulted in a significant disruption in the Therapy segment as a result of the reimbursement uncertainty. Revenues for the years ended December 31, 2015 and December 31, 2016 were negatively impacted as a result of the uncertainty. In January 2016 a new CPT code (0394T) for the treatment on non-melanoma skin cancer utilizing electronic brachytherapy went into effect. Despite the new codes, the Company believes that potential customers were still cautious in starting treatments under this code during 2016.

As the Company has noted in the risk factors disclosed in this annual report the Company’s business can be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices customers are willing to pay for those products in a particular jurisdiction. The change in CPT codes for the Company’s electronic brachytherapy treatment of NMSC had a negative impact on the Company’s revenues for the fiscal years ended December 31, 2015 and December 31, 2016.

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

The Company views additional Xoft System platform indications as important opportunities in both the U.S. and international markets. The Xoft System is also marketed for gynecological cancers including endometrial and cervical cancer. In 2013 the Company received FDA clearance for an application for the treatment of cervical cancer and launched a new applicator to treat cervical cancer in 2015. Vaginal cancer is the fourth most common cancer affecting women worldwide and cervical cancer incidence rates outside of the U.S. are very high due to inadequate penetration of screening modalities. The Company believes an additional strategic growth opportunity exists in the application of the Xoft System for the treatment of other cancers beyond NMSC and breast cancer in the IORT setting including integration with minimally invasive surgical techniques and systems.

Cancer Detection:

Approximately 40 million mammograms were performed in the U.S. in 2016. Although mammography is the most effective method for early detection of breast cancer, studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. More than half of the cancers missed are due to observational errors. CAD, when used in conjunction with mammography, has been proven to help reduce the risk of these observational errors by as much as 20%. Earlier cancer detection typically leads to more effective, less invasive, and less costly treatment options which ultimately should translate into improved patient survival rates.

The Company intends to address the detection and diagnosis stages of the cancer care cycle through continued extension of its image analysis and clinical decision support solutions for mammography, breast tomosynthesis, and CT imaging. iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD and breast density assessment advanced image analysis and workflow products. CAD and density assessment for breast tomosynthesis is a growth area which the Company believes will provide additional benefits for early breast cancer detection. The Company believes that CAD and breast density assessment for tomosynthesis has the potential to help radiologists better detect cancer and manage the workflow efficiency issues created by large 3D datasets. The Company completed development of a tomosynthesis CAD and workflow tool in 2015 and launched the product in the European market in April 2016 and in Canada in June 2016. Pending FDA clearance, the Company expects to begin marketing the product in the U.S. in conjunction with GE Healthcare in the first half of 2017. The Company also developed a breast density assessment product for tomosynthesis that assesses breast density using 2D synthetic images that are generated from 3D tomosynthesis datasets. The Company’s tomosynthesis breast density solution is currently pending FDA clearance.

The Company believes that the CAD and breast density assessment solutions for breast tomosynthesis may represent a significant growth opportunity over the next three to five years. With over 12,000 installation opportunities for tomosynthesis systems in the U.S., there is a significant future opportunity for CAD and density assessment solutions for tomosynthesis. The Company anticipates that CAD for tomosynthesis will become the standard of care in the near future, similar to what CAD for 2D mammography is today in the U.S.

In the U.S., approximately 8,747 facilities (with approximately 16,959 full field digital mammography (“FFDM”) and tomosynthesis mammography systems) were Mammography Quality Standards Act (MQSA) certified to provide mammography screening in 2016. The majority of these centers are using 2D digital mammography FFDM systems and we believe approximately 25% of the market has converted to 3D mammography or tomosynthesis.

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

Although sales of CAD with 2D mammography in Europe have been historically lower than in the U.S., the Company believes sales of its CAD for tomosynthesis will be adopted with a higher attachment rate in Europe than previously due to workflow improvements and reading time reduction that we believe the solution will offer.

Revenue:

The table below presents the revenue and percentage of revenue attributable to the Company’s products and services, in 2016, 2015 and 2014 (in thousands):

	For the year ended December 31,
	2016	%	2015	%	2014	%
Detection:
Digital & MRI CAD revenue	$8,682	33.0%	$11,216	27.0%	$9,765	22.2%
Film based revenue	—	0.0%	10	0.0%	317	0.7%
Service	8,451	32.1%	8,017	19.3%	8,522	19.4%

Detection revenue	17,133	65.1%	19,243	46.3%	18,604	42.4%

Therapy:
Product	1,789	6.8%	2,972	7.2%	8,601	19.6%
Service	7,416	28.2%	19,339	46.5%	16,719	38.1%

Therapy revenue	9,205	34.9%	22,311	53.7%	25,320	57.6%

Total revenue	$26,338	100.0%	$41,554	100.0%	$43,924	100.0%

Cancer Therapy Segment Overview and Products

The Xoft System utilizes a miniaturized high dose rate yet low energy X-ray source to apply radiation directly to the cancerous site. The goal is to direct the radiation dose to the size and shape of the cancerous area while sparing healthy tissue and organs. The Xoft System delivers clinical dose rates similar to traditional radioactive systems. However, because of the electronic nature of the Xoft technology, the dose fall off is much faster, thus lowering the radiation exposure outside of the prescribed area. Given this rapid dose fall off, there is no need for a lead vault as compared to traditional isotope based radiation therapy, enabling the Xoft System to be transported to different locations within the same facility or between multiple facilities.

IORT Electronic Brachytherapy can be delivered during an operative procedure, in as little as eight minutes, and may be used as a primary or secondary modality over a course of days. This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and offer advanced treatments such as IORT. Current customers of the Xoft System include university research and community hospitals, private and governmental institutions, doctors’ offices, cancer care clinics, veterinary facilities, and strategic partnerships with radiation oncology service providers that enable the supervised delivery of the technology in dermatologist offices.

Of the approximately 300,000 women who are diagnosed with breast cancer every year in the U.S., the majority, or 60% are diagnosed with early stage breast cancer. About 60% of early stage breast cancers qualify as candidates for treatment with eBx. Currently, a majority of early stage breast cancer patients who are treated with radiation therapy follow a five to seven week daily protocol of traditional external beam radiation while a small portion are treated with a five-day protocol using brachytherapy.

Breast cancer is a relatively common disease and is often treatable by surgery, followed by radiotherapy with an additional therapy such as chemotherapy and/or hormonal therapy. Early detection has led to earlier diagnosis with small, early stage diseases that can be removed by local excision rather than a complete mastectomy. Microscopic cancerous cells can be present and easily managed with the application of radiotherapy. The protocol for many years for most women included a day procedure for a lumpectomy and five to seven weeks of daily radiation. IORT allows the physician to treat the remaining breast tissue in the operating room while the patient is still under anesthesia, eliminating the need for five to seven weeks of daily traditional radiation therapy. In the last few years, in Europe and in the U.S., shorter treatment protocols of external beam radiation therapy hypo-fractionated to as few as three weeks have emerged as alternatives.

In a scientific paper presented at the 2010 ASCO Meeting, Dr. Jayant Vaidya of the University College London, UK, concluded that in the 2,200 patient multinational clinical trial (TARGIT-A trial) IORT, generated with 50 kV electronic brachytherapy, is equivalent to conventional external beam radiotherapy. In December 2012, Dr. Vaidya presented five-year follow up data on the TARGIT-A trial at a forum in conjunction with the San Antonio Breast Cancer Symposium. Following this presentation, in November 2013 the Lancet online published the five-year update results of the TARGIT-A trial. The updated results of the trial demonstrated that local recurrence rates in the TARGIT (IORT) group were within the non-inferiority boundary when compared to the results in the group who received external beam radiation therapy and that mortality rates from causes other than breast cancer were lower in the TARGIT (IORT) group. In addition, the data revealed that at five years, the local recurrence rate in patients who were treated with IORT “concurrent” with lumpectomy was 2.3% compared with the recurrence rate for patients who received traditional external beam radiation therapy which was 1.3%. Given the study had a non-inferiority boundary of 2.5%, the study revealed that IORT is a non-inferior treatment relative to external beam radiation therapy for patients who meet the established clinical criteria.

Additionally, in 2016, Melinda Epstein, PhD, et al. of Hoag Memorial Hospital Presbyterian in Newport Beach, CA published two clinical papers on their experience with the Xoft System for the treatment of early-stage breast cancer with IORT. In June, the Annals of Surgical Oncology published data on 702 patients treated from June 2010 to January 2016, demonstrating a 1.7% recurrence rate. Further, less than 5% of patients had significant complications, concluding that IORT safely delivers radiation and allows some women who cannot (or decline to) undergo whole breast radiation to consider breast-conserving therapy rather than mastectomy. In August, The Breast Journal published 20-month mean follow-up data on 146 patients with pure ductal carcinoma in situ (DCIS) treated with IORT. The data showed a 2.1% recurrence rate with relatively few complications and again concluded that x-ray based IORT is a promising treatment modality that greatly simplifies the delivery of post-excision radiation therapy.

The reimbursement for IORT has improved from 2011 when the American Medical Association (AMA) established Category I CPT codes for IORT based on clinical evidence. These codes and payment values became effective beginning January 2013. In 2014, CMS raised the payment value for the IORT treatment delivery code by 27% and overall IORT reimbursement increased. Current IORT payment values have remained consistent with the values established in 2014.

NMSC is considered an epidemic in the U.S. with over 3.5 million cases diagnosed annually. Of those cases, approximately 20%-30% have specific diagnoses and lesion characteristics that make such patients potential candidates for electronic brachytherapy treatment. The Xoft System is a viable alternative treatment option for patients with lesions in cosmetically challenging locations (ear, nose, scalp, neck), locations that experience difficulties in healing (lower legs, upper chest, fragile skin), patients on anticoagulants, and patients who are anxious about surgery. The Xoft System has been used to treat more than 10,000 NMSC lesions. Additionally, the Xoft System is the only electronic brachytherapy system with peer-reviewed published clinical data. Recent clinical data demonstrates promising local control and supports eBx as a convenient, effective, nonsurgical treatment option offering minimal toxicity and excellent cosmesis for eligible NMSC patients.

In 2016, electronic brachytherapy for the treatment for NMSC was reimbursed under a new skin-specific Category III CPT code. Reimbursement is provided through a Category III electronic brachytherapy treatment delivery CPT code along with other Category I medical physics and treatment-planning CPT codes as determined by medical necessity. In 2015, new Category III reimbursement CPT codes for multi-fraction electronic brachytherapy applications for skin, breast and gynecological cancers were approved by the American Medical Association (AMA) and became active as of January 2016. Coverage policies and payment values associated with CPT codes are determined by the regional U.S. Medicare Administrative Contractors.

Gynecological cancers are also appropriate for treatment with electronic brachytherapy. There are approximately 50,000 new cases of endometrial cancer each year in the U.S. and nearly 300,000 new cases worldwide. Additionally, electronic brachytherapy is appropriate for use in other IORT clinical settings where surgical resection is unable to completely eliminate all cancer cells. In the U.S. and international settings, IORT for prostate, pelvic, gastrointestinal, abdominal, spinal, and soft tissue sarcoma applications remains a potential market given the minimal shielding requirements associated with this treatment modality.

Electronic Brachytherapy products:

Electronic Brachytherapy (eBx®) Treatment for Breast Cancer

Axxent® eBx®

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

The Company has made several enhancements to the Axxent eBx system controller including a new software interface enabling enhanced system functionality and an upgraded high voltage connection improving system performance. In 2014, the Company developed and launched a new Axxent SPX Controller which includes an optimized skin treatment arm customized for compatibility in confined patient treatment rooms in physician office-based facilities. This controller complements the Axxent MPX Controller which is designed for multi-application use. In 2016, the Company unveiled a new Streamlined Module for Advanced Radiation Therapy (SMART) solution for its Xoft System and Axxent Hub cloud-based oncology collaboration software solution. Comprising a new Wi-Fi enabled Xoft System and enhanced Axxent Hub cloud software, the SMART solution improves workflow efficiency and the flexibility and security of skin eBx treatments while also improving clinical collaboration and supervision.

In early 2013, the Company received FDA clearance for a new applicator for use in the treatment of cervical cancer and launched this product in the U.S and international markets in 2015. This new applicator further expands the Company’s product portfolio in the gynecological cancer market and enables customers to offer comprehensive electronic brachytherapy solutions to their patients in need of gynecological radiation therapy. Current customers of the Xoft System include university research and community hospitals, private and governmental institutions, doctors’ offices, cancer care clinics, and veterinary facilities in the United States, the EU and Asia.

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

Digital Mammography CAD products:

Advanced Image Analysis and Workflow Solutions in Breast Imaging (Mammography)

iCAD develops and markets a comprehensive range of high-performance CAD solutions for digital mammography systems. iCAD’s PowerLook Mammo Detection is based on sophisticated patented algorithms that analyze the data, automatically identifying and marking suspicious regions in 2D mammography images. The solution provides the radiologist with a “second look” which helps the radiologist detect actionable missed cancers earlier than screening mammography alone. PowerLook Mammo Detection detects and identifies suspicious masses and micro-calcifications utilizing image processing, pattern recognition and artificial intelligence techniques. Information from thousands of mammography images are incorporated into these algorithms enabling the product to distinguish between characteristics of cancerous and normal tissue. The result is earlier detection of hard-to-find cancers, improved workflow for radiologists, and higher quality patient care.

In June 2012, iCAD introduced its next generation PowerLook Advanced Mammography Platform® (AMP). The technology expands on iCAD’s legacy SecondLook Digital platform and is the mammography platform upon which all future breast imaging offerings from iCAD will be built. PowerLook AMP is the first product of its kind to integrate CAD and breast density assessment software, which aids radiologists by standardizing their approach to breast density assessment and categorization. The Company acquired the breast density assessment solution from VuComp in April 2015 and subsequently released it to market under the product name iReveal. Twenty-six states now mandate reporting of a breast density score to patients as part of the annual mammogram, iReveal provides a consistent and standardized reporting tool to assist with this process.

Included with PowerLook is a multi-vendor CAD and density assessment server that allows hospitals and imaging facilities to connect up to four mammography acquisition devices regardless of vendor. This reduces the need for separate CAD servers while lowering hardware and service costs. iCAD’s PowerLook also provides a powerful flexible DICOM connectivity solution enabling universal compatibility with leading PACS and Review Workstations. Additional modules are expected to be released and integrated into PowerLook AMP in the future.

PowerLook Advanced Mammography Platform

PowerLook AMP is designed to function with leading digital mammography systems (digital breast tomosynthesis, FFDM and computed radiography) – including systems sold by GE Healthcare, Siemens Medical Systems, Fuji Medical Systems, Hologic, Inc., Sectra Medical Systems, Philips, Carestream, IMS Giotto, Agfa Corporation, and Planmed. The algorithms in PowerLook AMP products have been optimized for each digital imaging provider based upon characteristics of their unique detectors.

PowerLook AMP is a computer server residing on a customer’s network that receives patient studies from the imaging modality, performs CAD and density assessment analysis and sends the results to PACS and/or review workstations. Workflow and efficiency are critical in digital imaging environments therefore iCAD has developed flexible, powerful DICOM integration capabilities that enable PowerLook AMP to integrate with leading picture archiving and communication systems (“PACS”) archives and review workstations from multiple providers.

iCAD has worked with its OEM partners to ensure CAD and density assessment results are integrated and easily viewed using each review workstation’s graphical user interface. To further improve efficiency and clinical efficacy, the most urgent or important patient studies can be prioritized and analyzed with CAD and density assessment software first.

Magnetic Resonance Imaging (“MRI”)

In July 2012, iCAD entered into a strategic partnership agreement with Invivo Corp., a subsidiary of Philips Healthcare. With this agreement, iCAD began developing the DynaCAD product software for breast and prostate MR image analysis workstations to help radiologists find cancer earlier and more efficiently. Invivo sells the DynaCAD product both directly and through the Philips global distribution network. In August, 2015, Invivo exercised a contractual right to a perpetual paid up license in exchange for a payment of approximately $2.0 million. In January 2017, the MRI products and related assets were sold to Invivo Corp. for $3.2 million. Prior to the January 2017 sale of the MRI products and related assets, the paid up license fee was being amortized over the remaining life of the agreement.

Breast Tomosynthesis

Breast Tomosynthesis was introduced in the United States in 2010 by Hologic, Inc.. GE received FDA approval for their tomosynthesis system in August 2014, Siemens approval followed in April 2015, and Fuji was approved in early 2017. Tomosynthesis has been demonstrated to have multiple advantages over traditional 2D mammography. It has improved tissue visualization and detection and results in lower recall rates for patients. Tomosynthesis improves the sensitivity and specificity of cancer diagnosis when compared to mammography. Clinical studies indicate that digital breast tomosynthesis improves the ability to distinguish malignant from benign tumors and can detect early signs of cancer hidden by overlapping tissues. This helps reduce the overall number of biopsies performed and the call back rates. Initial studies have indicated that tomosynthesis has the ability to detect 41% more invasive cancers than conventional mammography, and it also reduces false-positives by up to 40%.

CAD technology can play an important role in improving the accuracy and efficiency of reading breast tomosynthesis cases by automatically identifying breast masses and micro-calcifications. In 2015, the Company completed development of its CAD solution for tomosynthesis to aid radiologists in their review of breast tomosynthesis as a means of improving lesion detection and reducing the time to read the large tomosynthesis datasets. The initial solution is developed for use with GE Healthcare’s digital breast tomosynthesis for the detection of soft tissue densities (masses, architectural distortions and asymmetries). In January 2017, the Company submitted an amendment to its original PMA application for its 3D tomosynthesis product, the Company is waiting for final approval from the FDA on the application. The Company is continuing to develop a multi-vendor tomosynthesis CAD solution that will also detect micro-calcifications.

Computed Tomography Applications and Colonic Polyp Detection

CT is a well-established and widely used imaging technology that is used to image cross-sectional “slices” of various parts of the human body. When combined, these “slices” provide detailed volumetric representations of the imaged areas. With recent image quality improvements and greatly increased imaging speeds, CT imaging use has expanded in both the number of procedures performed as well as the applications for which it is utilized. While the increased image quality and number of cross sectional slices per scan provides valuable diagnostic information, it adds to the challenge of managing and interpreting the large volume of data generated. The Company believes that the challenges in CT imaging present it with opportunities to provide automated image analysis and clinical decision support solutions.

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

Advanced Image Analysis and Workflow Solutions in CT Colonography

VeraLook™

iCAD introduced a CAD solution, VeraLook, in August 2010 following FDA clearance of the product. This solution is designed to support detection of colonic polyps in conjunction with CTC. iCAD believes that CAD for CTC is a natural extension of iCAD’s core competencies in image analysis and image processing. The system works in conjunction with third party display workstations and PACS vendors. Field testing of the product was initiated in 2008 and iCAD conducted a multi-reader clinical study of iCAD’s CT Colon CAD product, for use with CTC. Results of the Company’s clinical study, “Impact of Computer-Aided Detection for CT Colonography in a Multireader, Multicase Trial” demonstrated that reader sensitivity improved 5.5% for patients with both small and large polyps with use of CAD. Use of CAD reduced specificity of readers by 2.5%. The clinical relevance of this CAD program was improved reader performance while maintaining high reader specificity. Throughout 2016, iCAD distributed the VeraLook product with advanced visualization reading workstations manufactured by Vital Images, a Toshiba Medical System Group Company. In Q4 2014, iCAD received CFDA (China Food and Drug Administration) approval to sell VeraLook in China.

Sales and Marketing

iCAD, through its Xoft subsidiary, markets the eBx system in the United States and select countries worldwide. The Company has expanded its installed base of eBx systems in the U.S. and has established initial installations in a number of countries located in Europe and Asia. Xoft has signed distribution agreements in Spain, The Netherlands, Turkey, Italy, Switzerland, Portugal, Bulgaria, Russia, France, Mexico, Canada, China, Australia / New Zealand, Taiwan, Germany, Egypt / Saudi Arabia, India, Iran, South Korea, UK and Ireland and is actively exploring market entry in South and Central America.

Xoft’s direct U.S. sales force sells the system on the basis of its clinical effectiveness as a platform high dose rate, low energy radiation therapy solution for hospitals, ambulatory care centers and free standing radiation oncology facilities and other office-based uses, e.g. dermatology clinical practices. The Xoft System offers a distinct competitive advantage in that it is a highly mobile unit with minimal shielding requirements that can easily be moved from room to room within a single healthcare institution or be transported from facility to facility given its relatively compact form factor.

Breast IORT is a strategic focus of the Company due to the significant clinical /lifestyle benefits to the patient and economic advantages to the facility. NMSC is an additional strategic priority given the high incidence rate of the disease and the benefits of the Xoft System in this clinical indication. Based on the additional clinical applications including gynecological cancers, other IORT applications (in addition to breast IORT), as well as its potential to scale in the future to address other indications for use, the Company believes the Xoft System offers unique flexibility and opportunities for growth.

Core to the Company’s eBx market development strategy is a comprehensive medical education program. Xoft actively participates in several key industry scientific conferences in the United States and Europe including but not limited to Miami Breast, ASBS, ABS, SSO, AAPM, ESTRO, Milan Breast, and ASTRO on an annual basis. More recently, Xoft has participated in key dermatology conferences in the U.S. including AAD, Fall and Winter Dermatology Conferences, ASDS, and ACMS. At select industry conferences and at independent venues, the Company provides specific additional eBx professional education programs and product demonstrations in the form of live symposia in U.S. markets. The Company expanded its medical education program in 2015 to include breast IORT and NMSC educational webinars in both CME and non-CME formats to broaden physician awareness of the Xoft System and eBx technology in the U.S. The Company also maintains a scientific advisory board composed of leading clinician experts who share a commitment to raising awareness of the unique benefits the Xoft eBx system offers to providers and patients alike.

The Company further supports breast IORT through its ongoing ExBRT Clinical Trial– a post-market clinical trial designed to enroll 1,000 patients at up to 50 sites. The study enables facilities interested in treating early stage breast cancer patients with the Xoft System to participate in a common clinical protocol and follow enrolled patients for up to ten years. The Company believes that the ExBRT study is led by brachytherapy and breast care physicians including breast surgeons, radiation oncologists, pathologists, and medical physicists from leading U.S. breast cancer care institutions. From its inception in 2012 through February 2017, the ExBRT study has enrolled more than 800 patients at more than 20 facilities in the U.S. and Europe. Initial clinical results from the ExBRT study are expected to be presented at key breast cancer medical conferences in 2017.

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

The Company’s cancer detection products are marketed on the basis of their clinical superiority and their ability to help radiologists detect more cancers earlier, while seamlessly integrating into the clinical workflow of the radiologist. As part of its sales and marketing efforts, iCAD has developed and executed a variety of public relations and local outreach programs with numerous iCAD customers. Additional investments are being made in cultivating relationships with the leaders in breast and colon solutions at national trade shows, where industry leaders discuss the future of image analysis solutions in these clinical disciplines.

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

The Company currently faces direct competition in its cancer detection and density assessment business from Hologic, Inc., Volpara, Parascript, and StatLife. The Company believes that its market leadership in mammography CAD and density assessment and strong relationships with its strategic partners will provide it with a competitive advantage in the mammography CAD and density assessment market.

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

Additionally, in order to market and sell our products in certain countries outside of the U.S., we must obtain and maintain regulatory approvals and comply with the regulations of each specific country. These regulations, including the requirements for approvals, and the time required for regulatory review vary by country.

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

The provisions of the Affordable Care Act went into effect in 2012. We are continuing to evaluate the Affordable Care Act and its impact on our business. We believe that elements of the program including the shift to value-based healthcare and increased focus on patient satisfaction will benefit the Company in the future. Other elements of this legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes. Additionally, we are now evaluating the possible effect of the repeal or replacement of the Affordable Care Act.

In May 2015, the Company announced that one of the regional Medicare Administrative Contractors instructed physicians to report CPT code (17999) rather than the established CPT code (0182T) for electronic brachytherapy for treatment of NMSC. This announcement resulted in a significant disruption in the Therapy segment as a result of the reimbursement uncertainty. Revenues for the year ended December 31, 2015 and December 31, 2016 were negatively impacted as a result of the uncertainty. In January 2016 a new CPT code (0394T) for the treatment on non-melanoma skin cancer utilizing electronic brachytherapy went into effect.

Intellectual Property

The Company primarily relies on a combination of patents, trade secrets and copyright law, third-party and employee confidentiality agreements, and other protective measures to protect its intellectual property rights pertaining to our products and technologies.

The Company has many patents covering its CAD and eBx technologies expiring between 2018 and 2028. These patents help the Company maintain a proprietary position in its markets. Additionally, the Company has a number of patent applications pending domestically, some of which have been also filed internationally, and the Company plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s CAD and digitizer technologies and products, including CAD for tomosynthesis, CAD for CT colonography and lung and CAD for MRI breast and prostate, as well as Xoft’s current and future eBx technologies and products. The Company has also secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography, a non-exclusive patent license from Cytyc/Hologic which relates to balloon applicators for breast brachytherapy, and a non-exclusive license from Zeiss which relates to brachytherapy. The Company believes it has all the necessary licenses from third parties for software and other technologies in its products; however, we do not know if current or future patent applications will issue with the full scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated.

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

Major Customers

The Company operates in two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Company markets its products for digital mammography and cancer therapy systems through its direct regional sales organization. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fuji Medical Systems, Siemens Medical and Invivo. OEM partners generated approximately 47% of detection revenues and 30% of revenue overall. GE Healthcare was the largest single customer with approximately $3.9 million in 2016, $4.1 million in 2015, and $4.1 million in 2014 or 15%, 10%, and 9% of total revenues, respectively.

Engineering and Product Development

The Company spent $10.3 million, $9.8 million, and $8.8 million on research and development activities including depreciation and amortization, during the years ended December 31, 2016, 2015 and 2014, respectively. Research and development expenses are primarily attributed to personnel, consulting, subcontract, licensing and data collection expenses relating to the Company’s new product development and clinical testing.

Employees

As of February 2017, the Company had 118 employees, of whom 116 are full time employees, with 30 involved in sales and marketing, 24 in research and development, 52 in service, manufacturing, technical support and operations functions, and 12 in administrative functions. None of the Company’s employees is represented by a labor organization. The Company considers its relations with employees to be good.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) or competitive position of the Company.

Financial Geographic Information

The Company’s primary market is in the United States through its direct sales force and OEM partners. Export sales are typically through OEM and channel partners. Total export sales represented approximately $2.3 million or 9% of revenue in 2016 as compared to $2.3 million or 6% of revenue in 2015 and $1.8 million or 4% of total revenue in 2014. Export sales by region are as follows (in thousands):

	Percent of Export sales
Region	2016	2015	2014

Europe	36%	63%	40%
China	21%	2%	—
Taiwan	19%	15%	19%
Canada	15%	11%	34%
Other	8%	9%	7%

Total	100%	100%	100%

Total Export sales	$2,323	$2,278	$1,772

Significant export sales in Europe are as follows:

	Percent of Export sales
Region	2016	2015	2014
France	15%	21%	17%
Spain	7%	5%	3%
Bulgaria	3%	26%	—
United Kingdom	3%	9%	13%

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

We have incurred significant losses from inception through 2016 and there can be no assurance that we will be able to achieve and sustain future profitability.

We have incurred significant losses since our inception. We incurred a net loss of $10.1 million in fiscal 2016 and have an accumulated deficit of $187.6 million at December 31, 2016. We may not be able to achieve profitability.

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

Unfavorable results of legal proceedings could materially adversely affect our financial results

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. Legal proceedings are often lengthy, taking place over a period of years with interim motions or judgments subject to multiple levels of review (such as appeals or rehearings) before the outcome is final. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit.

If a legal proceeding were finally resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to market one or more of our material products or services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

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

Our business is dependent upon future market growth of full field digital mammography systems, digital computer aided detection products, and tomosynthesis as well as advanced image analysis and workflow solutions for use with MRI and CT and the market growth of electronic brachytherapy: this growth may not occur or may occur too slowly to benefit us.

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

Our principal sales distribution channel for our digital products is through our OEM partners which accounted for 30% of our total revenue in 2016, with one major customer, GE Healthcare at 15% of our revenue. In addition six customers accounted for 33% of our total revenue, which includes both OEM partners and direct customers. A limited number of major customers have in the past and may continue in the future to account for a significant portion of our revenue. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results.

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

In connection with the accounting for our acquisitions, we have recorded a significant amount of goodwill and other intangible assets. In September 2011, we recorded an impairment of $26.8 million on our goodwill, and in June 2015, we recorded an additional impairment of $14.0 million on our goodwill. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill of $14.1 million at December 31, 2016 and our other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

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

Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

In August 2012, the SEC adopted a rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The conflict minerals rule requires companies annually to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and other specified countries. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible charges to products, processes or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

In May 2015, the Company announced that one of the regional Medicare Administrative Contractors instructed physicians to report CPT code (17999) rather than the established CPT code (0182T) for electronic brachytherapy for treatment of NMSC. This announcement resulted in a significant disruption in our Therapy segment as a result of the reimbursement uncertainty. Revenues for the years ended December 31, 2015 and December 31, 2016 were negatively impacted as a result of the uncertainty. For a further discussion, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Healthcare reform legislation in the United States may adversely affect our business and/or results of operations.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, beginning in 2013, the medical device industry was required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended for 2016 and 2017. We are unable to predict whether the postponement will be continued beyond 2017. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of, and reimbursement for, our products. We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Any cost containment measures or other health care system reforms that are adopted could have a material and adverse effect on our ability to commercialize our existing and future products successfully.

Healthcare industry consolidation could impose pressure on our prices, reduce potential customer base and reduce demands for our systems.

Many hospitals and imaging centers have consolidated to create larger healthcare enterprises with greater market and purchasing power. If this consolidation trend continues, it could reduce the size of our potential customer base and give the resulting enterprises greater bargaining or purchasing power, which may lead to erosion of the prices for our systems or decreased margins for our systems. In addition, when hospitals and imaging centers combine, they often consolidate infrastructure, and consolidation of our customers could result in fewer overall customers.

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

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

As a global company, we are subject to taxation in numerous countries, states and other jurisdictions. In preparing our financial statements, we record the amount of tax payable in each of the countries, states and other jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix, changes in the measurement of our deferred taxes, and recently enacted and future tax law changes in jurisdictions in which we operate. We are also subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with certain positions we have taken and assess additional taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could adversely affect our business, results of operations and cash flows.

Changes in interpretation or application of Generally Accepted Accounting Principles may adversely affect our operating results

We prepare our financial statements to conform to GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), American Institute of Certified Public Accountants, the SEC and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods.

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including ones regarding revenue recognition, than we have applied in past periods. The application of different types of accounting principles and related potential changes may make it more difficult to compare our financial results from quarter to quarter, and the trading price of our common stock could suffer or become more volatile as a result.

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

We integrate companies that we acquire and including the operations, services, products and personnel of each company within our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, working capital management, and financial and operational controls. If we fail in any of these areas, our business could be adversely affected.

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

Complex software, such as our Radion software, may contain defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2016 and will continue to do so for future fiscal periods. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

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

Our revenue from sales outside of the United States represented approximately 9% of our revenue for 2016. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

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

The Company’s executive offices are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, with renewals in January, 2012, and August 2016 consisting of approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire (the “Premises”). The August 2016 Lease renewal provides for an annual base rent of $184,518 for the period from March 2017 to February 2020. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises.

The Company leases a facility consisting of approximately 24,350 square feet of office, manufacturing and warehousing space located at 101 Nicholson Lane, San Jose, CA. The operating lease commenced September 2012 with a current annual payment of $295,140 through September 2017, with all amounts payable in equal monthly installments. In September 2016, the Company extended this lease for the period from October 2017 to March 2020 with annual payments of $540,588 from October 2017 to September 2018, $558,120 from October 2018 to September 2019 and $286,368 for the period from October 2019 to March 2020, with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

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

The Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it of which the ultimate resolution would have a material adverse effect on its financial condition or results of operations. However, should we fail to prevail in any legal matter or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”. The following table sets forth the range of high and low sale prices for each quarterly period during 2016 and 2015.

Fiscal year ended December 31, 2016	High	Low
First Quarter	$5.24	$3.60
Second Quarter	6.23	4.60
Third Quarter	6.49	4.51
Fourth Quarter	5.49	2.82

Fiscal year ended December 31, 2015
First Quarter	$11.14	$7.61
Second Quarter	10.86	3.22
Third Quarter	4.69	2.95
Fourth Quarter	5.41	2.96

As of February 21, 2017, there were 280 holders of record of the Company’s common stock. In addition, the Company believes that there are in excess of 3,700 holders of its common stock whose shares are held in “street name”.

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

See Item 12 of this Form 10-K for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2016.

Issuer’s Purchases of Equity Securities. For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The Company had the following repurchases of securities in the quarter ended December 31, 2016:

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2016	13,016	$3.77	$—	$—
November 1 - November 30, 2016	110	$3.70	$—	$—
December 1 - December 31, 2016	—	$—	$—	$—

Total	13,126	$3.77	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock. These transactions are exempt under Section (4)(a)(2) of the Securities Act.

Item 6.	Selected Financial Data.

The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (amounts in thousands).

Selected Statement of Operations Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
Total Revenue	$26,338	$41,554	$43,924	$33,067	$28,275
Gross margin	18,518	29,350	31,227	23,085	20,031
Gross margin %	70.3%	70.6%	71.1%	69.8%	70.8%
Total operating expenses	28,488	59,429	30,412	24,861	25,443
Income (loss) from operations	(9,970)	(30,079)	815	(1,776)	(5,412)
Other (expense) income, net	(53)	(2,352)	(1,671)	(5,706)	(3,919)
Net loss	$(10,099)	$(32,447)	$(1,009)	$(7,608)	$(9,374)
Net income (loss) per share
Basic	$(0.63)	$(2.07)	$(0.07)	$(0.70)	$(0.87)
Diluted	$(0.63)	$(2.07)	$(0.07)	$(0.70)	$(0.87)

Weighted average shares outstanding
Basic	15,932	15,686	14,096	10,842	10,796
Diluted	15,932	15,686	14,096	10,842	10,796

Selected Balance Sheet Data

	As of December 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$8,585	$15,280	$32,220	$11,880	$13,948
Total current assets	19,933	27,767	44,616	22,043	21,533
Total assets	38,651	48,640	93,770	58,916	59,993
Total current liabilities	12,855	14,279	22,049	22,452	14,639
Long term deferred revenue	668	1,079	1,525	1,726	1,502
Notes and lease payable, long term	—	86	6,622	12,005	14,846
Stockholders’ equity	$25,038	$32,746	$62,779	$21,377	$27,665

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

iCAD, Inc. is an industry-leading provider of advanced image analysis, workflow solutions and radiation therapy for the early identification and treatment of cancer. The Company reports in two segments –Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”).

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

In the Therapy segment the Company offers an isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“Xoft System”) can be used for the treatment of early-stage breast cancer, endometrial cancer, cervical cancer and skin cancer. We believe the Xoft System platform indications represent strategic opportunities in the United States and International markets to offer differentiated treatment alternatives. In addition, the Xoft System generates additional recurring revenue for the sale of consumables and related accessories which will continue to drive growth in this segment.

In May 2015 the Company announced that one of the regional Medicare Administrative Contractors instructed physicians to report CPT code (17999) rather than the established CPT code (0182T) for electronic brachytherapy for treatment of NMSC. This announcement resulted in a significant disruption in the Therapy segment as a result of the reimbursement uncertainty.

As the Company has noted in its risk factors, the Company’s business can be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices customers are willing to pay for those products in a particular jurisdiction. The change in CPT codes for the Company’s electronic brachytherapy treatment of NMSC had a negative impact on the Company’s revenues for the fiscal years ended December 31, 2015 and December 31, 2016

In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment. As a result of this assessment, the Company recorded material impairment charges in the Therapy reporting unit (see Note h and Note i to the condensed consolidated financial statements for additional discussion).

On April 29, 2015, pursuant to the terms of the Asset Purchase Agreement with VuComp, the Company purchased VuComp’s M-Vu Breast Density product for $1,700,000 in cash.

In January 2016, the Company acquired the VuCOMP cancer detection portfolio, including the M-Vu® computer aided detection (CAD) technology platform.

On December 16, 2016 the Company agreed to sell certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets to Invivo for $3,200,000 in cash with a holdback reserve of $350,000. On January 30, 2017, the Company closed this transaction.

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing facilities in Nashua, New Hampshire and, an operations, research, development, manufacturing and warehousing facility in San Jose, California.

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

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial results, stability and payment history of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2016 is adequate.

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

The Company did not have any triggering events which would require an evaluation for recoverability, and accordingly did not consider any assets to be impaired in 2016.

As a result of external factors and general uncertainty related to reimbursement for the treatment of NMSC, the Company evaluated the long-lived assets of the Therapy segment and reviewed them for impairment in 2015. The Company determined the “Asset Group” to be the assets of the Therapy segment, which the Company considered to be the lowest level for which the identifiable cash flows were largely independent of the cash flows of other assets and liabilities.

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

The Step 2 test resulted in an approximate fair value of goodwill of $5.7 million which resulted in a goodwill impairment loss of $14.0 million for the quarter ended June 30, 2015.

The Company performed the annual impairment assessment at October 1, 2016 and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value was approximately 816% of the carrying value for the Detection reporting unit and 126% of the carrying value of the Therapy reporting unit. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

The Company determined the fair values for each reporting unit using a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes estimates of long-term future growth rates based on our most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in our forecasts. The discount rate of approximately 15% is derived from a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.

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

Income Taxes

The Company follows the liability method under ASC 740, “Income Taxes” (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2016 and 2015 as it is more likely than not that the deferred tax asset will not be realized.

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

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Revenue. Revenue for the year ended December 31, 2016 was $26.3 million compared with revenue of $41.6 million for the year ended December 31, 2015, a decrease of $15.2 million or 36.6%. Therapy revenue decreased $13.1 million and Detection revenue decreased $2.1 million.

The table below presents the components of revenue for 2016 and 2015 (in thousands):

	For the year ended December 31,
	2016	2015	Change	% Change
Detection revenue
Product revenue	$8,682	$11,226	$(2,544)	(22.7)%
Service and supplies revenue	8,451	8,017	434	5.4%

Subtotal	17,133	19,243	(2,110)	(11.0)%

Therapy revenue
Product revenue	1,789	2,972	(1,183)	(39.8)%
Service and supplies revenue	7,416	19,339	(11,923)	(61.7)%

Subtotal	9,205	22,311	(13,106)	(58.7)%

Total revenue	$26,338	$41,554	$(15,216)	(36.6)%

Detection revenues decreased 11.0 % or $2.1 million from $19.2 million for the year ended December 31, 2015 to $17.1 million for the year ended December 31, 2016. Detection product revenue decreased by $2.5 million and Detection service revenue increased $0.4 million. The decrease in Detection product revenue is primarily due to a $0.4 million decrease in digital CAD systems and a $2.1 million decrease in MRI products. The decrease in digital CAD and MRI products are driven by decreases in demand primarily from our OEM customers. Detection service and supplies revenue increased $0.4 million primarily due to increases in our installed base for Powerlook AMP.

Therapy revenue decreased 58.7% or $13.1 million to $9.2 million for the year ended December 31, 2016 from $22.3 million in the year ended December 31, 2015. The decrease in Therapy revenue was driven by a decrease in Therapy product revenue of $1.2 million and a decrease in Therapy service and supplies revenue of $11.9 million.

The decrease in Therapy product and service revenue for the year ended December 31, 2016 is primarily due to the negative impact of customer reaction to the uncertainty of reimbursement rates for NSMC in the United States. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Gross Profit. Gross profit was $18.5 million for the year ended December 31, 2016 compared to $29.4 million for the year ended December 31, 2015, a decrease of $10.8 million, Therapy gross profit decreased $9.9 million from $13.3 million in the year ended December 31, 2015 to $3.4 million in the year ended December 31, 2016. Detection gross profit decreased $0.9 million from $16.0 million in the year ended December 31, 2015 to $15.1 million in the year ended December 31, 2016. The decrease in Therapy gross profit was due primarily to the decrease in Therapy revenue. Detection gross profit decreased due primarily to the decrease in Detection product sales, which have higher gross profits than Detection service revenues.

Gross profit percent was 70.3% for the year ended December 31, 2016 compared to 70.6% for the year ended December 31, 2015. Included in cost of revenue for the year ended December 31, 2016 is a credit of $491,000 related to a refund of the Medical Device Excise Tax (“MDET”). Gross profit will fluctuate due to the costs related to manufacturing, amortization and the impact of product mix in each segment. Cost of revenue and gross profit for 2016 and 2015 were as follows (in thousands):

	For the year ended December 31,
	2016	2015	Change	% Change
Products	$918	$3,130	$(2,212)	(70.7%)
Service and supplies	5,713	7,357	(1,644)	(22.3%)
Amortization and depreciation	1,189	1,717	(528)	(30.8%)

Total cost of revenue	7,820	12,204	(4,384)	(35.9%)

Gross profit	$18,518	$29,350	$(10,832)	(36.9%)

Gross profit %	70.3%	70.6%	(0.3%)

	For the year ended December 31,
	2016	2015	Change	% Change
Detection gross profit	$15,113	$16,019	$(906)	(5.7%)
Therapy gross profit	3,405	13,331	(9,926)	(74.5%)

Gross profit	$18,518	$29,350	$(10,832)	(36.9%)

Operating Expenses:

Operating expenses for 2016 and 2015 are as follows (in thousands):

	For the year ended December 31,
	2016	2015	Change	% Change
Operating expenses:
Engineering and product development	$9,518	$9,163	$355	3.9%
Marketing and sales	10,179	12,404	(2,225)	(17.9%)
General and administrative	7,675	8,788	(1,113)	(12.7%)
Amortization and depreciation	1,116	1,631	(515)	(31.6%)
Goodwill and long-lived asset impairment	—	27,443	(27,443)	—

Total operating expenses	$28,488	$59,429	$(30,941)	(52.1%)

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2016 increased by $0.3 million or 3.9%, from $9.2 million in 2015 to $9.5 million in 2016. Therapy engineering and product development costs decreased by approximately $0.3 million and Detection engineering and product development costs increased by $0.6 million. The decrease in the Therapy segment is due primarily to a decrease in personnel expenses. The increase in the Detection segment is due primarily to an increase in personnel expenses of $0.8 million offset by a decrease in clinical trial expenses of $0.2 million. The Company continues to invest in ongoing clinical trials, and research expenses in support of new products and reimbursement codes.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2016 decreased by $2.2 million or 17.9%, from $12.4 million in 2015 to $10.2 million in 2016. Therapy marketing and sales expenses decreased approximately $2.1 million and Detection marketing and sales expenses decreased $0.1 million. The decrease in Therapy marketing and sales expense was due primarily to a decrease in personnel expenses and commissions.

General and Administrative. General and administrative expenses for the year ended December 31, 2015 decreased by $1.1 million or 12.7%, from $8.8 million in 2015 to $7.7 million in 2016. The decrease in general and administrative expenses was due primarily to decreases in personnel costs of $0.5 million, bad debt expense of $0.2 million and a gain on litigation settlement in 2016 of $0.2 million and other costs of approximately $0.2 million.

Amortization and Depreciation. Amortization and depreciation decreased by $0.5 million from $1.6 million to $1.1 million. The primary decrease is due to revised values of assets due to an impairment of intangible assets of the Therapy reporting unit in June 2015 which was offset by an increase in amortization due to the acquisition of VuComp assets in January 2016.

Goodwill and long-lived asset impairment. In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment and recorded an impairment charge of $14.0 million related to goodwill and an impairment charge of $13.4 million related to long-lived assets for a total of $27.4 million. There was no impairment charge in 2016.

Other Income and Expense (in thousands)

	For the year ended December 31,
	2016	2015	Change	Change %
Interest expense	$(63)	$(650)	587	(90.3)%
Loss from extinguishment of debt	—	(1,723)	1,723	(100.0)%
Interest income	10	21	(11)	(52.4)%

	$(53)	$(2,352)	$2,299	(97.7)%

Income tax expense	$76	$16	60	375.0%

Interest Expense. The Company recorded $63,000 of interest expense in 2016 as compared with $650,000 of interest expense during the year ended December 31, 2015. The reduction in interest expense is due primarily to the reduction in interest related to the Deerfield facility agreement that was terminated on March 31, 2015.

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

Interest income. Interest income of $10,000 and $21,000 for the years ended December 31, 2016, and 2015, respectively, reflects income earned from our money market accounts.

Tax benefit (expense). The Company recorded tax expense of $76,000 and $16,000 for the years ended December 31, 2016, and 2015, respectively. For the year ended December 31, 2015, the Company recorded a net tax expense of $16,000. This resulted from a tax benefit due primarily to the reversal of a deferred tax liability of approximately $79,000 offset by tax expense of approximately $95,000. The deferred tax liability was the result of tax amortizable goodwill that was recognized due to the impairment of goodwill. Tax expense in 2016 and 2015 relates primarily to state non-income and franchise based taxes.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Revenue. Revenue for the year ended December 31, 2015 was $41.6 million compared with revenue of $43.9 million for the year ended December 31, 2014, a decrease of $2.4 million or 5.4%. Therapy revenue decreased $3.0 million and Detection revenue increased $0.6 million.

The table below presents the components of revenue for 2015 and 2014 (in thousands):

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

	For the year ended December 31,
	2015	2014	Change	% Change
Products	$3,130	$4,912	$(1,782)	(36.3%)
Service and supplies	7,357	6,000	1,357	22.6%
Amortization and depreciation	1,717	1,785	(68)	(3.8%)

Total cost of revenue	12,204	12,697	(493)	(3.9%)

Gross profit	$29,350	$31,227	$(1,877)	(6.0%)

Gross profit %	70.6%	71.1%	(0.5%)

	For the year ended December 31,
	2015	2014	Change	% Change
Detection gross profit	$16,019	$15,276	$743	4.9%
Therapy gross profit	13,331	15,951	(2,620)	(16.4%)

Gross profit	$29,350	$31,227	$(1,877)	(6.0%)

Operating Expenses:

Operating expenses for 2015 and 2014 are as follows (in thousands):

	For the year ended December 31,
	2015	2014	Change	% Change
Operating expenses:
Engineering and product development	$9,163	$8,159	$1,004	12.3%
Marketing and sales	12,404	12,468	(64)	(0.5%)
General and administrative	8,788	8,044	744	9.2%
Amortization and depreciation	1,631	1,741	(110)	(6.3%)
Goodwill and long-lived asset impairment	27,443	—	27,443	—

Total operating expenses	$59,429	$30,412	$29,017	95.4%

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

Other Income and Expense (in thousands)

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

Segment Analysis

The Company operates in and reports results for two segments: Cancer Detection and Cancer Therapy. Segment operating income (loss) includes Cost of Sales, Engineering and Product Development and Marketing and Sales and depreciation and amortization for the respective segment. Adjusted EBITDA is a Non-GAAP measure and excludes Stock Compensation, Depreciation and Amortization expense in the department of the respective segment. The Company does not allocate General and Administrative and depreciation and amortization expense included in General and Administrative expenses, as well as Other Income and Expense to a segment, and accordingly those are included as reconciling items to the Loss before income tax. These non-GAAP metrics may be inconsistent with similar measures presented by other companies and should only be used in conjunction with our results reported according to U.S. GAAP. Any financial measure other than those prepared in accordance with U.S. GAAP should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. Management considers these non-GAAP financial measures to be an important indicator of the Company’s operational strength and performance of its business and a good measure of its historical operating trends, in particular the extent to which ongoing operations impact the Company’s overall financial performance. A summary of Segment revenues, segment operating income (loss) and segment adjusted EBITDA for the fiscal years ended December 31, 2016, 2015, and 2014 are below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Segment revenues:

Detection	$17,133	$19,243	$18,604
Therapy	9,205	22,311	25,320

Total Revenue	$26,338	$41,554	$43,924

Segment gross profit:

Detection	$15,113	$16,019	$15,276
Therapy	3,405	13,331	15,951

Segment gross profit	$18,518	$29,350	$31,227

Segment operating income (loss):

Detection	$5,694	$7,233	$7,231
Therapy	(7,752)	(28,405)	1,868

Segment operating income (loss)	$(2,058)	$(21,172)	$9,099

General, administrative, depreciation and amortization expense	$(7,912)	$(8,907)	$(8,284)
Interest expense	(63)	(650)	(2,640)
Gain (loss) on fair value of warrant	—	—	1,835
Other income	10	21	37
Loss on debt extinguishment	—	(1,723)	(903)

Loss before income tax	$(10,023)	$(32,431)	$(856)

Segment adjusted EBITDA:

Detection segment operating income	$5,694	$7,233	$7,231
Stock compensation	493	430	352
Depreciation	223	220	188
Amortization	696	532	515
Restructuring	—	182	—

Detection adjusted EBITDA	$7,106	$8,597	$8,286

Therapy segment operating income (loss)	$(7,752)	$(28,405)	$1,868
Stock compensation	518	465	178
Depreciation	970	1,142	844
Amortization	252	1,213	1,739
Restructuring	—	405	—
Goodwill and long-lived asset impairment	—	27,443	—

Therapy adjusted EBITDA	$(6,012)	$2,263	$4,629

Detection gross profit decreased to approximately $15.1 million or 88% of revenue for the year ended December 31, 2016 from $16.0 million or 83% of revenue for the year ended December 31, 2015,

which is the result of changes in both revenue and product mix. Detection segment operating income for the year ended December 31, 2016 decreased by $1.5 million to $5.7 million from $7.2 million for the year ended December 31, 2015. The decrease in segment operating income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was due primarily to the decrease in revenue for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Detection operating expenses increased by $0.6 million to $9.4 million for the year ended December 31, 2016 as compared to $8.8 million for the year ended December 31, 2015, reflecting additional investments in research and development, primarily to support new product development.

Detection gross profit increased to approximately $16.0 million or 83% of revenue for the year ended December 31, 2015 from $15.3 million or 82% of revenue for the year ended December 31, 2014. Detection segment operating income remained flat at $7.2 million for the years ended December 31, 2015 and 2014. Although revenue increased, Detection operating expenses increased by $0.8 million to $8.8 million for the year ended December 31, 2015 as compared to $8.0 million for the year ended December 31, 2014, reflecting additional investments in research and development, primarily for reader studies related to the development of new products.

Therapy gross profit decreased by approximately $9.9 million to $3.4 million or 37% of revenue for the year ended December 31, 2016 from approximately $13.3 million or 60% of revenue which reflects the decline in revenue from $22.3 million to $9.2 million for the same periods. The decline in gross profit percent is due primarily to the fixed manufacturing expenses in cost of sales. Therapy operating expenses for the year ended December 31, 2016 were approximately $11.2 million as compared to $14.2 million for the year ended December 31, 2015. The decrease in operating expenses is due primarily to the cost reduction efforts initiated in 2015 due to reimbursement uncertainty. Therapy segment operating loss improved to a loss of $7.8 million for the year ended December 31, 2016 from a loss of $28.4 million for the period ended December 31, 2015. The operating loss of $28.4 million for the year ended December 31, 2015 is due primarily to the impairment loss of $27.4 million.

Therapy gross profit decreased to $13.3 million or 60% of revenue for the year ended December 31, 2015 from approximately $15.9 million or 63% of revenue for the year ended December 31, 2014. The decrease in gross profit for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is due primarily to the decrease in revenue. Therapy segment operating loss increased to $28.4 million for the year ended December 31, 2015 from income of $1.9 million for the period ended December 31, 2014. The operating loss of $28.4 million for the year December 31, 2015 is due primarily to the impairment loss of $27.4 million. Therapy operating expenses were $41.7 million for the year ended December 31, 2015 as compared to $14.1 million for the period ended December 31, 2014.

Liquidity and Capital Resources

The Company believes that its cash and cash equivalents balance of $8.6 million as of December 31, 2016, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.

The Company had working capital of $7.1 million at December 31, 2016. The ratio of current assets to current liabilities at December 31, 2016 and 2015 was 1.55 and 1.94, respectively. The decrease in working capital is due primarily to the decrease in cash due to operating losses in the current year. In April 2015, the Company paid $11.25 million to repay borrowings under the Deerfield facility agreement in full.

Net cash used for operating activities for the year ended December 31, 2016 was $5.5 million as compared $1.9 million for 2015. The increase in cash used for operating activities during the year ended December 31, 2016 was due primarily to the net loss in 2016, less the non-cash adjustments. The net change in operating assets and liabilities for 2016 was approximately $5,000 as compared to cash due to changes in operating assets and liabilities of approximately $5.1 million in 2015. We expect that changes in operating assets and liabilities will continue to be a significant driver of changes in cash used in or provided by operations.

The net cash used for investing activities for the year ended December 31, 2016 was $0.4 million. The cash used for investing activities in 2016 was due primarily to purchases of fixed assets.

Net cash used for financing activities for the year ended December 31, 2016 was $0.9 million, which was due primarily to cash repayments of lease obligations. In January 2017, the Company closed the Asset Purchase agreement for $3.2 million with Invivo and received $2.9 million in cash, which was net of a $350,000 holdback in escrow.

The following table summarizes as of December 31, 2016, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations, and the financing obligations as noted below (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$2,237	$579	$1,484	$174	$—
Capital Lease Obligations	86	$86	—	—	—
Royalty Obligations	1,025	1,025	—	—	—
Other Commitments	333	333	—	—	—

Total Contractual Obligations	$3,681	$2,023	$1,484	$174	$—

Lease Obligations:

As of December 31, 2016, the Company had three lease obligations related to its facilities.

The Company’s executive offices are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, with renewals in January, 2012, and August 2016 consisting of approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire (the “Premises”). The August 2016 Lease renewal provides for an annual base rent of $184,518 for the period from March 2017 to February 2020. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises.

The Company leases a facility consisting of approximately 24,350 square feet of office, manufacturing and warehousing space located at 101 Nicholson Lane, San Jose, CA. The operating lease commenced September 2012 with a current annual payment of $295,140 through September 2017, with all amounts payable in equal monthly installments. In September 2016, the Company extended this lease for the period from October 2017 to March 2020 with annual payments of $540,588 from October 2017 to September 2018, $558,120 from October 2018 to September 2019 and $286,368 for the period from October 2019 to March 2020, with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.

Royalty Obligations:

As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company has a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately four years. In addition, a liability has been recorded within accrued expenses and accounts payable for minimum royalty obligations totaling $0.4 million.

In December, 2011, the Company settled patent litigation with Zeiss. The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation to the opening balance sheet of Xoft. The present value of the liability is approximately $0.5 million as of December 31, 2016. The Company has a remaining obligation to pay $0.5 million in June 2017.

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

Capital Lease Obligations:

In connection with the acquisition of DermEbx and Radion, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million thru May, 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. As of December 31, 2016, the outstanding liability for the acquired equipment leases was approximately $0.1 million.

Other Commitments:

Other Commitments include non-cancelable purchase orders with three key suppliers executed in the normal course of business.

Effect of New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have performed an initial assessment of ASU 2014-09, and expect that our revenue recognition will not be materially impacted by this new guidance. We are currently calculating the impact of all expected changes from this guidance, and expect to have these calculations complete during the second half of fiscal 2017. After completing these calculations, we will then determine the transition method to be applied upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, however the adoption of the standard is expected to increase both assets and liabilities for leases that would previously have been off-balance sheet operating leases.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, increases the amount of employee’s shares repurchased for tax withholding purposes without triggering liability accounting, an accounting policy election to account for forfeitures as they occur, and clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company expects the adoption of ASU 2016-09 to impact net operating losses, however the Company currently has a full valuation allowance against the net operating losses.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, a consensus of the FASB’s Emerging Issues Task Force. This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. It also requires cash payments made soon after an acquisition’s consummation date (approximately three months or less) to be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The amendment is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this amendment will have a material impact on our consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2016.

(c) Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2016, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation there has been no such change during such period.

Item 9B.	Other Information.

Not applicable

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

There are no family relationships among any of the directors or executive officers of iCAD.

			Director/Officer
Name	Age	Position with iCAD	Since
Dr. Lawrence Howard	64	Chairman of the Board, and Director	2006
Rachel Brem, MD	58	Director	2004
Anthony Ecock	55	Director	2008
Robert Goodman, MD	76	Director	2014
Steven Rappaport	68	Director	2006
Andy Sassine	53	Director	2015
Somu Subramaniam	63	Director	2010
Elliot Sussman, MD	65	Director	2002
Kenneth Ferry	63	Chief Executive Officer, and Director	2006
Richard Christopher	47	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2016
Stacey Stevens	48	Executive Vice President of Marketing and Strategy	2006

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

Steven Rappaport has been a partner of RZ Capital, LLC since July 2002, a private investment firm that also provides administrative services for a limited number of clients. From

March 1995 to July 2002, Mr. Rappaport was Director, President and Principal of Loanet, Inc., an online real-time accounting service used by brokers and institutions to support domestic and international securities borrowing and lending activities. Loanet, Inc. was acquired by SunGard Data Systems in May 2001. From March 1992 to December 1994, Mr. Rappaport was Executive Vice President of Metallurg, Inc. (“Metallurg”), a producer and seller of high quality specialty metals and alloys, and President of Metallurg’s subsidiary, Shieldalloy Corporation. He served as Director of Metallurg from 1985 to 1998. From March 1987 to March 1992, Mr. Rappaport was Director, Executive Vice President and Secretary of Telerate, Inc. (“Telerate”), an electronic distributor of financial information. Telerate was acquired by Dow Jones over a number of years commencing in 1985 and culminating in January 1990, when it became a wholly-owned subsidiary. Mr. Rappaport practiced corporate and tax law at the New York law firm of Hartman & Craven from August 1974 to March 1987. He became a partner in the firm in 1979. Mr. Rappaport is currently serving as an independent director of a number of open and closed end American Stock Exchange funds of which Credit Suisse serves as the investment adviser and a number of open and closed end mutual funds of which Aberdeen Investment Trust serves as the adviser. In addition, Mr. Rappaport serves as a director of several privately owned businesses and a few not for profit organizations. We believe Mr. Rappaport’s qualifications to serve on our Board of Directors include his extensive financial and legal expertise combined with his experience as an executive officer, partner and director.

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

Richard Christopher is the Company’s Executive Vice President and Chief Financial Officer. Previously, Mr. Christopher served as Chief Financial and Operating Officer of Caliber Imaging & Diagnostics, Inc., a medical technologies company that designs, develops and markets microscopes and other proprietary software. From March 2014 to October 2015, Mr. Christopher served as Chief Financial Officer of Caliber Imaging & Diagnostics, Inc. From December 2000

to April 2013, Mr. Christopher worked for DUSA Pharmaceuticals, Inc., a vertically integrated specialty dermatology company. During his time at DUSA Pharmaceuticals, Inc., Mr. Christopher served as Vice President, Financial Planning and Business Analysis, Vice President, Finance and Chief Financial Officer and Director of Financial Planning and Business Analysis. Mr. Christopher graduated from Suffolk University with a Masters of Science Degree in Accounting and from Bentley College with a Bachelors of Science Degree in Finance.

Stacey Stevens is now the Company’s Executive Vice President, Marketing and Strategy. Ms. Stevens previously served as the Company’s Senior Vice President of Marketing and Strategy from June 2006 to February 2016. Prior to joining iCAD, Ms. Stevens’ experience included a variety of sales, business development, and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard’s Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems). From February 2005 until joining the Company she was Vice President, Marketing Planning at Philips Medical Systems, where she was responsible for the leadership of all global marketing planning functions for Philips’ Healthcare Business. From 2003 to January 2005, she was Vice President of Marketing for the Cardiac and Monitoring Systems Business Unit of Philips where she was responsible for all marketing and certain direct sales activities for the America’s Field Operation. Prior to that, Ms. Stevens held several key marketing management positions in the Ultrasound Business Unit of Hewlett-Packard/Agilent and Philips Medical Systems. Ms. Stevens earned a Bachelor of Arts Degree in Political Science from the University of New Hampshire, and an MBA from Boston University’s Graduate School of Management.

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

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2016; all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.

Code of Ethics

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.

98 Spit Brook Road, Suite 100

Nashua, NH 03062

Attention: Corporate Secretary

Item 11.	Executive Compensation.

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2016. The response to this item will be contained in our proxy statement for our 2016 annual meeting of stockholders under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item will be contained in our proxy statement for our 2017 annual meeting of stockholders in part under the caption “Stock Ownership of Certain Beneficial Owners and Management” and in part below.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2016.

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	1,425,348	$5.05	1,482,496

Equity compensation plans not approved by security holders (1):	0	$0.00	-0-

Total	1,425,348	$5.05	1,482,496

(1)	Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with non-plan option holders. See Note 6 of Notes to our consolidated financial statements for a description of our Stock Option and Stock Incentive Plans and certain information regarding the terms of the non-plan options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The response to this item is contained in our proxy statement for our 2017 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions,” “Corporate Governance Matters — Director Independence” and “Compensation Committee Report, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The response to this item is contained in our proxy statement for our 2017 annual meeting of stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Annual Report on Form 10-K:

	i.	Financial Statements - See Index on page 89.

	ii.	Financial Statement Schedule - See Index on page 89. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

	iii.	Exhibits - the following documents are filed as exhibits to this Annual Report on Form 10-K:

	2(a)	Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer. [incorporated by reference to Annex A of the Company’s proxy statement/prospectus dated May 24, 2002 contained in the Registrant’s Registration Statement on Form S-4, File No. 333-86454].

	2(b)	Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett [incorporated by reference to Exhibit 2(a) to the Registrant’s Current Report on Form 8-K for the event dated December 31, 2003].

	2(c)	Asset Purchase Agreement as of dated June 20, 2008 between the Registrant and 3TP LLC dba CAD Sciences [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008]. **

	2(d)	Agreement and Plan of Merger dated December 15, 2010 by and among the Registrant, XAC, Inc., Xoft, Inc. and Jeffrey Bird as representative of the Xoft, Inc.’s stockholders [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated December 30, 2010]. **

	2(e)	Asset Purchase Agreement by and between iCAD, Inc. and Radion, Inc., dated as of July 15, 2014. [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014]. **

2(f)	Asset Purchase Agreement by and between iCAD, Inc. and DermEbx, a series of Radion Capital Partners, LLC, dated as of July 15, 2014. [incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014]. **

2(g)	Asset Purchase Agreement by and between iCAD, Inc. and Invivo Corporation. [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the event dated December 22, 2016]. **

3(a)	Certificate of Incorporation of the Registrant as amended through June 16, 2015 [incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2015].

3(b)	Amended and Restated By-laws of the Registrant [incorporated by reference to Exhibit 3 (b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2007].

4.1(a)	Form of Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.2(b)	Form of B Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.3(c)	Registration Rights Agreement, dated as of December 29, 2011 [incorporated by reference to Exhibit 4.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(a)	2002 Stock Option Plan [incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4 (File No. 333-86454)].*

10(b)	2004 Stock Incentive Plan [incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004].*

10(c)	Form of Option Agreement under the Registrant’s 2002 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(d)	Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(e)	2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(f)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(g)	2016 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016].

10(h)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(i)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2014].

10(ji)	Lease Agreement dated December 6, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH [incorporated by reference to Exhibit 10(mm) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].

10(kj)	2007 Stock Incentive Plan, as amended [incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 16, 2009]. *

10(l)	Form of Option Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009]*

10(m)	Form of Restricted Stock Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009].*

10(n)	Employment Agreement entered into as of September 25, 2012 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 26, 2012] *

10(o)	Employment Agreement entered into as of June 1, 2008 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.8 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(p)	Employment Agreement dated as of June 1, 2008 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10.9 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(q)	Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].

10(r)	Option Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].*

10(s)	Facility Agreement including form of Promissory note, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(t)	Form of Security Agreement by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(u)	Form of Security Agreement by and among Xoft, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International

II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(v)	Revenue Purchase Agreement, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.4 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(w)	Revenue Purchase Termination and Amendment of Facility Agreement, dated as of April 28, 2014, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 10-Q filed with the SEC on May 14, 2014].

10(x)	Settlement Agreement, dated as of December 22, 2011, by and among the Company, Carl Zeiss Meditec, AG and Carl Zeiss Meditec,Inc. [incorporated by reference to Exhibit 10(y) to the Registrant’s Report on Form 10-K for the year ended December 31, 2012]

10(y)	Amendment No. 1 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 25, 2013].*

10(z)	Amendment No. 2 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to the Registrant’s report on Form 8-K filed with the SEC on February 11, 2015].*

10(aa)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Ken Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(bb)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Kevin Burns [incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(cc)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(dd)	Asset Purchase Agreement dated December 16, 2016 between the Registrant and Invivo Corporation [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 22, 2016].

10(ee)	Employment Agreement dated November 4, 2016 between the Registrant and Richard Christopher [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 10, 2016].

10(ff)	First Amendment to Lease dated September 19, 2016 between the Registrant and The Irvine Company [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 21, 2016].

10(gg)	Employment Agreement dated December 22, 2016 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 28, 2016].

10(hh)	Amendment No. 1 to Employment Agreement dated as of June 1, 2008 between the Registrant and Stacey M. Stevens [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on December 28, 2016].

21	Subsidiaries

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2016 and 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2016 and 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

*	Denotes a management compensation plan or arrangement.
**	The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

(b) Exhibits - See (a) iii above.

(c) Financial Statement Schedule - See (a) ii above.

Item 16.	Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, INC.

Date: March 24, 2017

	By:	/s/ Kenneth Ferry
Kenneth Ferry
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Howard Dr. Lawrence Howard	Chairman of the Board, Director	March 24, 2017

/s/ Kenneth Ferry Kenneth Ferry	Chief Executive Officer Director (Principal Executive Officer)	March 24, 2017

/s/ Richard Christopher Richard Christopher	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2017

/s/ Rachel Brem Rachel Brem, M.D.	Director	March 24, 2017

/s/ Anthony Ecock Anthony Ecock	Director	March 24, 2017

/s/ Robert Goodman Robert Goodman, M.D.	Director	March 24, 2017

/s/ Steven Rappaport Steven Rappaport	Director	March 24, 2017

/s/ Andy Sassine Andy Sassine	Director	March 24, 2017

/s/ Somu Subramaniam Somu Subramaniam	Director	March 24, 2017

/s/ Elliot Sussman Elliot Sussman, M.D.	Director	March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iCAD, Inc.,

Nashua, New Hampshire

We have audited the accompanying consolidated balance sheets of iCAD, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iCAD, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 24, 2017

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

	(in thousands except shares and per share data)
Assets
Current assets:
Cash and cash equivalents	$8,585	$15,280
Trade accounts receivable, net of allowance for doubtful accounts of $172 in 2016 and $236 in 2015	5,189	7,488
Inventory, net	3,727	4,315
Prepaid expenses and other current assets	1,128	684
Assets held for sale	1,304	—

Total current assets	19,933	27,767

Property and equipment:
Equipment	7,180	7,049
Leasehold improvements	62	62
Furniture and fixtures	305	295
Marketing assets	376	376

	7,923	7,782
Less accumulated depreciation and amortization	6,538	5,475

Net property and equipment	1,385	2,307

Other assets:
Other assets	53	94
Intangible assets, net of accumulated amortization of $7,518 in 2016 and $10,896 in 2015	3,183	4,274
Goodwill	14,097	14,198

Total other assets	17,333	18,566

Total assets	$38,651	$48,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,577	$1,593
Accrued expenses	4,988	4,220
Capital lease payable, short-term portion	86	969
Deferred revenue	5,372	7,497
Liabilities held for sale	832	—

Total current liabilities	12,855	14,279

Other long-term liabilities	83	29
Deferred revenue, long-term portion	668	1,079
Settlement costs, long-term portion	—	421
Capital lease - long-term portion	—	86
Deferred tax	7	—

Total liabilities	13,613	15,894

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,260,663 in 2016 and 15,923,349 in 2015; outstanding 16,074,832 in 2016 and 15,737,518 in 2015	163	159
Additional paid-in capital	213,899	211,512
Accumulated deficit	(187,609)	(177,510)
Treasury stock at cost, 185,831 shares in 2016 and 2015	(1,415)	(1,415)

Total stockholders’ equity	25,038	32,746

Total liabilities and stockholders’ equity	$38,651	$48,640

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands except per share data)
Revenue:
Products	$10,471	$14,198	$18,683
Service and supplies	15,867	27,356	25,241

Total revenue	26,338	41,554	43,924
Cost of Revenue:
Products	918	3,130	4,912
Service and supplies	5,713	7,357	6,000
Amortization and depreciation	1,189	1,717	1,785

Total cost of revenue	7,820	12,204	12,697

Gross profit	18,518	29,350	31,227

Operating expenses:
Engineering and product development	9,518	9,163	8,159
Marketing and sales	10,179	12,404	12,468
General and administrative	7,675	8,788	8,044
Amortization and depreciation	1,116	1,631	1,741
Goodwill and long-lived asset impairment	—	27,443	—

Total operating expenses	28,488	59,429	30,412

Income (loss) from operations	(9,970)	(30,079)	815

Other (expense) income:
Interest expense	(63)	(650)	(2,640)
Gain from change in fair value of warrant liability	—	—	1,835
Loss from extinguishment of debt	—	(1,723)	(903)
Interest income	10	21	37

Other expense, net	(53)	(2,352)	(1,671)

Loss before income tax expense	(10,023)	(32,431)	(856)

Income tax expense	76	16	153

Net loss and comprehensive loss	$(10,099)	$(32,447)	$(1,009)

Net loss per share:
Basic	$(0.63)	$(2.07)	$(0.07)
Diluted	$(0.63)	$(2.07)	$(0.07)

Weighted average number of shares used in computing loss per share:
Basic	15,932	15,686	14,096
Diluted	15,932	15,686	14,096

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands except shares)

	Common Stock
	Number of Shares Issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2013	11,084,119	111	166,735	(144,054)	(1,415)	21,377

Issuance of common stock relative to vesting of restricted stock, net of 9,904 shares forfeited for tax obligations	75,530	1	(112)	—	—	(111)
Issuance of common stock for warrants exercised	450,000	4	3,722	—	—	3,726
Issuance of stock for acquisitions	1,200,000	12	8,544	—	—	8,556
Issuance of common stock pursuant to stock option plans	162,528	1	707	—	—	708
Sale of common stock	2,760,000	28	28,186	—	—	28,214
Stock-based compensation	—	—	1,318	—	—	1,318
Net loss	—	—	—	(1,009)	—	(1,009)

Balance at December 31, 2014	15,732,177	$157	$209,100	$(145,063)	$(1,415)	$62,779

Issuance of common stock relative to vesting of restricted stock, net of 13,058 shares forfeited for tax obligations	111,700	1	(88)	—	—	(87)
Issuance of common stock pursuant to stock option plans	79,472	1	365	—	—	366
Stock-based compensation	—	—	2,135	—	—	2,135
Net loss	—	—	—	(32,447)	—	(32,447)

Balance at December 31, 2015	15,923,349	$159	$211,512	$(177,510)	$(1,415)	$32,746

Issuance of common stock relative to vesting of restricted stock, net of 27,299 shares forfeited for tax obligations	261,731	3	(117)	—	—	(114)
Issuance of common stock pursuant to stock option plans	75,583	1	197	—	—	198
Stock-based compensation	—	—	2,307	—	—	2,307
Net loss	—	—	—	(10,099)	—	(10,099)

Balance at December 31, 2016	16,260,663	$163	$213,899	$(187,609)	$(1,415)	$25,038

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flow from operating activities:
Net loss	$(10,099)	$(32,447)	$(1,009)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization	983	1,768	2,270
Depreciation	1,322	1,580	1,256
Bad debt provision	177	383	167
Stock-based compensation expense	2,307	2,135	1,318
Amortization of debt discount and debt costs	(23)	341	1,246
Gain from acquisition settlement	(249)	—	—
Goodwill and long-lived asset impairment	—	27,443	—
Interest on settlement obligations	82	146	206
Deferred tax liability	7	—	—
Loss (gain) from change in fair value of warrant liability	—	—	(1,835)
Loss on disposal of assets	10	125	—
Loss on extinguishment of debt	—	1,723	903
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,201	1,772	(840)
Inventory	596	(1,987)	(323)
Prepaid and other assets	(504)	(197)	11
Accounts payable	(16)	(557)	150
Accrued expenses	309	(2,060)	296
Deferred revenue	(2,581)	(2,068)	(612)

Total adjustments	4,621	30,547	4,213

Net cash (used for) provided by operating activities	(5,478)	(1,900)	3,204

Cash flow from investing activities:
Additions to patents, technology and other	(12)	(40)	(50)
Additions to property and equipment	(337)	(932)	(1,214)
Acquisition of VuComp M-Vu CAD	(6)	—	—
Acquisition of VuComp M-Vu Breast Density	—	(1,700)	—
Acquisition of Radion Inc, and DermEbx	—	—	(3,482)

Net cash used for investing activities	(355)	(2,672)	(4,746)

Cash flow from financing activities:
Issuance of common stock for cash, net	—	—	28,214
Stock option exercises	198	366	708
Warrant exercise	—	—	1,575
Taxes paid related to restricted stock issuance	(114)	(87)	(110)
Principal payments of capital lease obligations	(946)	(1,397)	(655)
Principal repayment of debt financing, net	—	(11,250)	(7,850)

Net cash (used for) provided by financing activities	(862)	(12,368)	21,882

Increase (decrease) in cash and equivalents	(6,695)	(16,940)	20,340
Cash and equivalents, beginning of year	15,280	32,220	11,880

Cash and equivalents, end of year	$8,585	$15,280	$32,220

Supplemental disclosure of cash flow information:
Interest paid	$70	$558	$1,637

Taxes paid	$67	$128	$157

Non-cash items from investing and financing activities:
Settlement of warrant liability with purchase of common stock	$—	—	2,151

Issuance of common stock related to acquisition of Radion, Inc and DermEbx	$—	—	8,556

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

The Company has grown primarily through acquisitions to become a broad player in the oncology market. Its solutions include advanced image analysis and workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, a comprehensive range of high-performance, upgradeable Computer-Aided Detection (CAD) systems and workflow solutions for mammography, MRI and CT, and the Xoft System which is an isotope-free cancer treatment platform technology. CAD is reimbursable in the U.S. under federal and most third-party insurance programs.

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

The Company’s headquarters are located in Nashua, New Hampshire, with manufacturing and contract manufacturing facilities in New Hampshire and Massachusetts, and an operations, research, development, manufacturing and warehousing facility in San Jose, California.

The Company operates in two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of advanced image analysis and workflow products, and the Therapy segment consists of radiation therapy products. The Company sells its products throughout the world through its direct sales organization as well as through various OEM partners, distributors and resellers. See Note 8 for segment, major customer and geographical information.

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

(c) Cash and cash equivalents

The Company defines cash and cash equivalents as all bank accounts, money market funds, deposits and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Insurance coverage is $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2016 approximated $7.8 million.

(d) Financial instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable. Due to their short term nature and market rates of interest, the carrying amounts of the financial instruments approximated fair value as of December 31, 2016 and 2015.

(e) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2016 and 2015 is adequate.

The following table summarizes the allowance for doubtful accounts for the three years ended December 31, 2016 (in thousands):

	2016	2015	2014
Balance at beginning of period	$236	$203	$73
Additions charged to costs and expenses	177	383	167
Reductions	(241)	(350)	(37)

Balance at end of period	$172	$236	$203

(f) Inventory

Inventory is valued at the lower of cost or market value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records an allowance for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. At December 31, 2016 and 2015, inventories consisted of the following (in thousands):

	As of December 31,
	2016	2015
Raw materials	$2,503	$2,900
Work in process	75	154
Finished Goods	1,149	1,261

Inventory	$3,727	$4,315

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

In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company completed its analysis pursuant to ASC 360-10-35-17 and determined that the carrying value of the Asset Group was approximately $36.8 million, which exceeded the undiscounted cash flows by approximately $2.8 million. Accordingly the Company completed the Step 2 analysis to determine the fair value of the asset group. The Company recorded long-lived asset impairment charges of approximately $13.4 million in the second quarter ended June 30, 2015 and as a result the long lived assets in the Asset Group were recorded at their current fair values. The Company did not record any impairment charges for the year ended December 31, 2016.

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

Intangible assets subject to amortization consist primarily of patents, technology, customer relationships and trade names purchased in the Company’s previous acquisitions. These assets, which include assets from the acquisition of the assets of VuComp, DermEbx and Radion and the acquisition of Xoft, Inc., are amortized on a straight-line basis consistent with the pattern of economic benefit over their estimated useful lives of 5 to 15 years. A summary of intangible assets for 2016 and 2015 are as follows (in thousands):

	2016	2015	Weighted average useful life
Gross Carrying Amount
Patents and licenses	$583	$579	5 years
Technology	9,567	14,075	10 years
Customer relationships	292	268	7 years
Tradename	259	248	10 years

Total amortizable intangible assets	10,701	15,170

Accumulated Amortization
Patents and licenses	$477	$451
Technology	6,754	9,996
Customer relationships	28	201
Tradename	259	248

Total accumulated amortization	7,518	10,896

Total amortizable intangible assets, net	$3,183	$4,274

Amortization expense related to intangible assets was approximately $983,000, $1,768,000 and $2,270,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Estimated remaining amortization of the Company’s intangible assets is as follows (in thousands):

For the years ended December 31:	Estimated amortization expense
2017	$574
2018	511
2019	499
2020	370
2021	311
Thereafter	918

$3,183

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

The Step 2 test resulted in an approximate fair value of goodwill of $5.7 million which resulted in a goodwill impairment loss of $14.0 million for the quarter ended June 30, 2015.

The Company performed an annual impairment assessment at October 1, 2016 and compared the fair value of each reporting unit to its carrying value as of this date. Fair value was approximately 816% of carrying value for the Detection reporting unit and 126% of carrying value for the Therapy reporting unit. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

The Company determined the fair values for each reporting unit using a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The Company used internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on the most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in the forecasts. The discount rate of approximately 15% is derived from a capital asset pricing model and analyzing published rates for industries relevant to the reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the internally developed forecasts.

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

In April 2015, the Company acquired VuComp’s M-Vu® Breast Density product for $1.7 million. The product has been integrated into the Company’s Powerlook AMP system, which is a component of the Detection reporting unit. The Company determined that the acquisition was a business combination and accordingly recorded goodwill of $0.8 million.

In January 2016, the Company completed the acquisition of VuComp’s M-Vu CAD and other assets for $6,000. The customers, related technology and clinical data acquired are being used for the Company’s Cancer Detection products and the Company recorded goodwill of $293,000 to the Detection segment.

In December, 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation. The Company will sell and convey to Buyer all right, title and interest to certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets. As a result of the agreement, the Company determined that it had assets held for sale as of December 31, 2016 and the sale constituted the sale of a business. As of December 31, 2016, the Company allocated $394,000 of goodwill to assets held for sale. The allocation was based on the fair value of the assets sold relative to the fair value of the Detection reporting unit as of the date of the agreement.

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)

Fair value allocation	7,663	13,446	—
Acquisition of DermEbx and Radion	—	6,154	6,154

Balance at December 31, 2014	7,663	19,600	27,263

Acquisition measurement period adjustments	—	116	116
Acquisition of VuComp	800	—	800
Impairment	—	(13,981)	(13,981)

Balance at December 31, 2015	8,463	5,735	14,198

Acquisition of VuComp	293	—	293
Sale of MRI assets	(394)	—	(394)

Balance at December 31, 2016	$8,362	$5,735	$14,097

Accumulated Goodwill	699	6,270	54,906
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(13,981)	(40,809)

Balance at December 31, 2016	$8,362	$5,735	$14,097

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

Sales of the Company’s Therapy segment products typically include a controller, accessories, source agreements and services. The Company allocates revenue to the deliverables in the arrangement based on the BESP in accordance with ASU 2009-13. Product revenue is generally recognized when the product has been delivered and service and/or supplies revenue is typically recognized over the life of the service and/or supplies agreement. The Company includes in service and supplies revenue the following: the sale of physics and management services, the lease of electronic brachytherapy equipment, development fees, supplies and the right to use the Company’s AxxentHub software. Physics and management services revenue and development fees are considered to be delivered as the services are performed or over the estimated life of the agreement. The Company typically bills items monthly over the life of the agreement except for development fees, which are generally billed in advance or over a 12 month period and the fee for treatment supplies which is generally billed in advance.

The Company defers revenue from the sale of certain service contracts and recognizes the related revenue on a straight-line basis in accordance with ASC Topic 605-20, “Services”. The Company provides for estimated warranty costs on original product warranties at the time of sale.

(k) Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, cost relating to service including costs of service contracts to maintain equipment after the warranty period, inbound freight and duty, manufacturing, warehousing, material movement, inspection, scrap, rework, depreciation and in-house product warranty repairs, amortization of acquired technology and medical device tax. Included in cost of revenue for the twelve months ended December 31, 2016 is a credit of $491,000 related to a refund of the Medical Device Excise Tax (“MDET”). The MDET refund of $491,000 for the year ended December 31, 2016 related to refunds of the MDET for the periods from April 2013 to December 2015. The MDET refund was not material to any prior period or the current period; accordingly, prior periods have not been restated.

(l) Warranty Costs

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends, including the cost of product returns during the warranty period. Warranty provisions and claims for the years ended December 31, 2016, 2015 and 2014, were as follows (in thousands):

	2016	2015	2014
Beginning accrual balance	$19	$14	$25
Warranty provision	47	54	58
Usage	(55)	(49)	(69)

Ending accrual balance	$11	$19	$14

The warranty accrual above includes long-term warranty obligations of $0, $2,000 and $5,000 for the years ended December 31, 2016, 2015 and 2014 respectively.

(m) Engineering and Product Development Costs

Engineering and product development costs relate to research and development efforts including Company sponsored clinical trials which are expensed as incurred.

(n) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2016, 2015 and 2014 was approximately $955,000, $950,000 and $882,000 respectively.

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands, except per share amounts):

	2016	2015	2014
Net loss available to common shareholders	$(10,099)	$(32,447)	$(1,009)

Basic shares used in the calculation of earnings per share	15,932	15,686	14,096
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock	—	—	—

Diluted shares used in the calculation of earnings per share	15,932	15,686	14,096

Net loss per share :
Basic	$(0.63)	$(2.07)	$(0.07)
Diluted	$(0.63)	$(2.07)	$(0.07)

The following table summarizes the number of shares of common stock for securities, warrants and restricted stock that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	2016	2015	2014
Common stock options	1,425,348	1,571,998	1,417,887
Restricted Stock	511,398	516,396	309,317

	1,936,746	2,088,394	1,727,204

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares were excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.

(p) Income Taxes

The Company follows the liability method under ASC Topic 740, “Income Taxes”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2016 and 2015, as it is more likely than not that the deferred tax asset will not be realized. Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes.

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

The fair value of restricted stock is determined based on the stock price of the underlying option on the date of the grant. The Company granted performance based restricted stock during 2016 based on achievement of certain revenue targets. Compensation cost for performance based restricted stock requires significant judgment regarding probability of the performance objectives and compensation cost is re-measured at every reporting period. As a result compensation cost could vary significantly during the performance measurement period.

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

The following table sets forth Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$6,622	$—	$—	$6,622

Total Assets	$6,622	$—	$—	$6,622

Fair value measurements using: (000’s) as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$13,577	$—	$—	$13,577

Total Assets	$13,577	$—	$—	$13,577

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. In 2015 the Company recorded a $27.4 million impairment consisting of $14.0 million related to goodwill and $13.4 million related to long-lived assets as discussed in Note (h) and Note (i) and re-measured long-lived assets and goodwill of the Therapy reporting unit at fair value as of the impairment date as noted in the following table. The fair values of long-lived assets and goodwill were measured using Level 3 inputs.

(s) Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) , or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have performed an initial assessment of ASU 2014-09, and expect that our revenue recognition will not be materially impacted by this new guidance. We are currently calculating the impact of all expected changes from this guidance, and expect to have these calculations complete during the second half of fiscal 2017. After completing these calculations, we will then determine the transition method to be applied upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, however the adoption of the standard is expected to increase both assets and liabilities for leases that would previously have been off-balance sheet operating leases.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update was issued as part of a simplification effort for the accounting of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, increases the amount of employee’s shares repurchased for tax withholding purposes without triggering liability accounting, an accounting policy election to account for forfeitures as they occur, and clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows. The amendment is effective for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company expects the adoption of ASU 2016-09 to impact net operating losses, however the Company currently has a full valuation allowance against the net operating losses.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, a consensus of the FASB’s Emerging Issues Task Force. This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. It also requires cash payments made soon after an acquisition’s consummation date (approximately three months or less) to be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The amendment is effective for annual periods beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this amendment will have a material impact on our consolidated financial statements.

(2)	Acquisitions

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

The assets obtained in the acquisition of VuComp’s M-Vu Cancer detection portfolio (including the M-Vu breast density product) and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment. The Company has tax basis in the goodwill that resulted from the VuComp acquisition of $293 thousand which is amortized over a 15 year period. Included in revenue of the Detection segment for the year ended December 31, 2016 is approximately $0.2 million as a result of this acquisition. Pro forma results of operations have not been presented because the effect of the business combination was not material to our consolidated financial results.

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

The amount allocated to the acquired assets was estimated primarily through the use of discounted cash flow valuation techniques. Appraisal assumptions utilized under this method include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. The acquired technology is being amortized over the estimated useful life of approximately eight years and nine months from the closing of the transaction. The following is a summary of the allocation of the total purchase price based on the estimated fair values as of the date of the acquisition and the amortizable life (in thousands):

	Amount	Estimated Amortizable Life
Developed Technology	$900	8 years 9 months
Goodwill	800

Purchase price	$1,700

The assets obtained in the acquisition of VuComp’s M-Vu Breast Density product and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment. The goodwill is deductible for income tax purposes.

(3)	Assets and Liabilities Held for Sale

In December, 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation. In accordance with the agreement, the Company sold to Invivo all right, title and interest to certain intellectual property relating to the Company’s VersaVue Software and DynaCAD product and related assets for $3.2 million. The Company closed the transaction in January 2017 less a holdback reserve of $350,000 for a net of approximately $2.9 million.

In accordance with ASC 360-10-35-43, the Company determined that it had assets held for sale as of December 31, 2016. The Company performed an evaluation to determine if the sale constituted discontinued operations and concluded that the sale did not represent a major strategic shift, and accordingly it is not presented as discontinued operations.

In addition the Company determined the sale constituted the sale of a business in accordance with ASC 805. In connection with the transaction, the Company allocated $394,000 of goodwill to assets held for sale. The allocation was based on the fair value of the assets sold relative to the fair value of the Detection reporting unit as of the date of the agreement, based on the guidance from ASC 350-20-40-3.

Assets and liabilities held for sale at December 31, 2016 are as follows (in thousands):

Assets Held for Sale
Accounts Receivable	$98
Inventory	2
Intangible assets	810
Allocated Goodwill	394

Total	1,304

Liabilities Held for Sale
Deferred Revenue	$832

Total	$832

The Company expects to record an approximate gain of $2.5 million as of the closing date.

(4)	Financing Arrangements

In December, 2011, the Company entered into several agreements with entities affiliated with Deerfield Management, a healthcare investment fund (“Deerfield”), pursuant to which Deerfield agreed to provide $15 million in funding to the Company. The agreements consisted of a Facility Agreement (the “Facility Agreement”), a Revenue Purchase Agreement (the “Revenue Purchase Agreement”) and the issuance of warrants to purchase up to 550,000 shares of the Company’s common stock at an exercise price of $3.50 (the “Warrants”).

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

The following amounts are included in interest expense in our consolidated statement of operations for the years ended December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Cash interest expense	$—	$163
Non-cash amortization of debt discount	—	254
Amortization of debt costs	—	13
Amortization of settlement obligations	82	146
Interest expense capital lease	70	220
Capital lease - fair value amortization	(89)	(146)

Total interest expense	$63	$650

Cash interest expense represents the amount of interest paid in cash under the agreements, which represents the interest of 5.75% on the Facility Agreement that was terminated in March 2015. Non-cash amortization is the amortization of the discount on the Facility Agreement. The amortization of debt costs represents the costs incurred with the financing, which is primarily the facility fee and the finder’s fee which had been capitalized and was expensed using the effective interest method. The facility fee and finders fee were written off with the termination of the Facility Agreement and were included in the loss on extinguishment of debt. The amortization of the settlement obligations represent the interest associated with the settlement agreements for both Zeiss and Hologic, Inc.(“Hologic”), see Note 9(f) to our Consolidated Financial Statements.

(5)	Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2016	2015
Accrued salary and related expenses	$1,878	$1,765
Accrued accounts payable	2,269	1,518
Accrued professional fees	316	425
Accrued short term settlement costs	474	418
Other accrued expenses	48	52
Deferred rent	3	42

	$4,988	$4,220

(6)	Stockholders’ Equity

(a) Stock Options

The Company has five stock option or stock incentive plans, which are described as follows:

The 2002 Stock Option Plan (the “2002 Plan”).

The 2002 Plan was adopted by the Company’s stockholders in June 2002. The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 100,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted to date under the 2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2016, there are no further options available for grant under the 2002 Plan.

The 2004 Stock Incentive Plan (the “2004 Plan”).

The 2004 Plan was adopted by the Company’s stockholders in June 2004. The 2004 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 200,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2004 Plan generally vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2004 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2016, there are no further shares available for grant under the 2004 Plan.

The 2005 Stock Incentive Plan (the “2005 Plan”).

The 2005 Plan was adopted by the Company’s stockholders in June 2005. The 2005 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2005 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 120,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2005 Plan generally vest 100% over periods extending from the date of grant to three years from the date of grant and expire not later than five years after the date of grant, except for 10% stockholders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2005 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2016, there are no further options available for grant under the 2005 Plan.

The 2007 Stock Incentive Plan (the “2007 Plan”).

The 2007 Plan was adopted by the Company’s stockholders in July 2007 and amended in June 2009. The 2007 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. Awards may be granted singly, in combination, or in tandem. Subject to anti-

dilution adjustments as provided in the 2007 Plan, (i) the 2007 Plan provides for a total of 1,050,000 shares of the Company’s common stock to be available for distribution pursuant to the 2007 Plan, and (ii) the maximum number of shares of the Company’s common stock with respect to which stock options, restricted stock, deferred stock, or other stock-based awards may be granted to any participant under the 2007 Plan during any calendar year or part of a year may not exceed 160,000 shares.

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

With respect to options granted under the 2007 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2016, there were 57,260 shares available for issuance under the 2007 Plan.

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

With respect to options granted under the 2012 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2016, there were 155,964 shares available for issuance under the 2012 Plan.

The 2016 Stock Incentive Plan (the “2016 Plan”).

The 2016 Plan was adopted by the Company’s stockholders in May 2016. The 2016 Plan provides for the grant of any or all of the following types of awards: (a) non-qualified stock options and incentive stock options, (b) stock appreciation rights, (c) restricted stock awards and restricted stock units, (d) unrestricted stock awards, (e) cash-based awards, (f) performance share awards and (g) dividend equivalent rights.

Subject to anti-dilution adjustments as provided in the 2016 Plan, (i) the 2016 Plan provides for a total of 1,700,000 shares of the Company’s common stock to be available for distribution pursuant to the 2016 Plan, and (ii) the maximum number of shares of the Company’s common stock with respect to which stock options or stock appreciation rights may be granted to any one individual under the 2016 Plan during any one calendar year period may not exceed 1,000,000 shares. No more than 1,000,000 shares of common stock may be issued in the form of incentive stock options and no more than 50,000 shares of stock may be issued pursuant to awards to non-employee directors.

The 2016 Plan provides that it will be administered by the Company’s Compensation Committee. The Compensation Committee has the authority to administer the 2016 Plan, determine participants, from among the individuals eligible for awards, who will be granted awards under the 2016 Plan, make any combination of awards to participants and determine the specific terms and conditions of awards subject to the 2016 Plan. Awards under the 2016 Plan may be granted to full or part-time officers, employees, non-employee directors and other key persons (including consultants) of the Company and its subsidiaries.

With respect to stock options granted under the 2016 Plan, the exercise price will be determined by the Compensation Committee but may not be less than 100% of the fair market value of the common stock subject to the award, determined as of the date of grant. Regarding incentive stock options, including that the aggregate grant date fair market value of the shares of stock with respect to which incentive stock options granted under the 2016 Plan and any other plan of the Company or its parent and subsidiary corporations become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. To the extent that any incentive stock option exceeds this limit, it shall constitute a non-qualified stock option. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the Compensation Committee. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the Compensation Committee. At December 31, 2016, there were 1,269,722 shares available for issuance under the 2016 Plan.

A summary of stock option activity for all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2014	1,334,955	$4.75
Granted	281,043	$8.08
Exercised	(162,528)	$4.36
Forfeited	(35,583)	$13.62

Outstanding, December 31, 2014	1,417,887	$4.34
Granted	363,239	$6.58
Exercised	(79,472)	$4.60
Forfeited	(129,656)	$7.38

Outstanding, December 31, 2015	1,571,998	$5.05
Granted	127,500	$5.46
Exercised	(75,583)	$2.62
Forfeited	(198,567)	$6.19

Outstanding, December 31, 2016	1,425,348	$5.05	6.1 years

Exercisable at December 31, 2014	955,210	$4.43

Exercisable at December 31, 2015	1,087,725	$4.33

Exercisable at December 31, 2016	1,054,211	$4.71	5.2 years

Available for future grants at December 31, 2016 from all plans: 1,482,947

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$6	$14	$13
Engineering and product development	329	223	165
Marketing and sales	677	659	353
General and administrative expense	1,295	1,239	787

	$2,307	$2,135	$1,318

As of December 31, 2016, there was $3.8 million of total unrecognized compensation costs related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 1.1 years.

Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2016	2015	2014
Average risk-free interest rate	0.98%	0.97%	0.85%
Expected dividend yield	None	None	None
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	68.5% to 75.3%	60.5% to 75.2%	64.2% to 69.4%
Weighted average exercise price	$5.46	$6.58	$8.09
Weighted average fair value	$2.66	$3.17	$3.84

The Company’s 2016, 2015 and 2014, average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

Intrinsic values of options (in thousands) and the closing market price used to determine the intrinsic values are as follows:

	Years Ended December 31,
	2016	2015	2014
Outstanding	$409	$1,910	$6,343
Exercisable	409	1,610	4,624
Exercised	201	317	1,081
stock price at 12/31	$3.24	$5.17	$9.17

(b) Restricted Stock

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted a total of 162,500 shares of performance based restricted stock during 2016 with performance measured on meeting a revenue target based on growth for fiscal year 2017 and vesting in three equal installments with the first installment vesting upon measurement of the goal. In addition, a maximum of 108,333 additional shares are available to be earned based on exceeding the revenue goal. Assumptions used to determine the value of performance based grants of restricted stock include the probability of achievement of the specified revenue targets. Compensation cost for performance based restricted stock requires significant judgment regarding probability of achieving the performance objectives and compensation cost is re-measured at every reporting period. As a result compensation cost could vary significantly during the performance measurement period.

A summary of restricted stock activity for all equity incentive plans is as follows:

	Years Ended December 31,
	2016	2015	2014
Beginning outstanding balance	516,396	309,317	216,250
Granted	345,778	352,666	180,500
Vested	(289,030)	(124,758)	(85,434)
Forfeited	(61,746)	(20,829)	(1,999)

Ending outstanding balance	511,398	516,396	309,317

Intrinsic values of restricted stock (in thousands) and the closing market price used to determine the intrinsic values are as follows:

	Years Ended December 31,
	2016	2015	2014
Outstanding	$1,657	$2,670	$2,836
Vested	936	645	783
stock price at 12/31	$3.24	$5.17	$9.17

(7)	Income Taxes

The components of income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Current provision (benefit):
Federal	$—	$—	$(44)
State	69	95	118

	$69	$95	$74

Deferred provision:
Federal	$6	$(65)	$65
State	1	(14)	14

	$7	$(79)	$79

Total	$76	$16	$153

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.8%	2.5%	5.5%
Net state impact of deferred rate change	0.2%	(0.1%)	13.0%
Stock compensation expense	(3.2%)	(10.7%)	(9.6%)
Tax amortization on goodwill	(0.1%)	0.2%	(9.0%)
Loss on warrant	0.0%	0.0%	71.6%
Other permanent differences	(0.4%)	(0.1%)	(1.1%)
Change in valuation allowance	(37.3%)	(26.6%)	(222.6%)
Tax credits	3.2%	0.9%	100.8%

Effective income tax	(0.8%)	0.1%	(17.4%)

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

	2016	2015
Inventory (Section 263A)	$418	$588
Inventory reserves	105	106
Receivable reserves	65	159
Other accruals	434	591
Deferred revenue	215	367
Accumulated depreciation/amortization	477	417
Stock options	2,558	2,529
Developed technology	3,594	3,554
Tax credits	3,090	2,765
NOL carryforward	40,865	36,706

Net deferred tax assets	51,821	47,782
Valuation allowance	(51,821)	(47,782)
Goodwill tax amortization	(7)

Deferred tax liability	$(7)	$—

The increase in net deferred tax assets and corresponding valuation allowance is primarily attributable to additional net operating losses, additional research and development credits, and differences in amortization periods on the Company’s intangible assets. The Company completed an asset acquisition in January 2016 which resulted in $293,307 of goodwill. For book purposes, the goodwill was classified as an indefinite lived asset and tested for impairment each year. For tax, the Company is allowed amortization expense over a 15 year life. Due to the indefinite life of the asset for book purposes, the Company could not assume there would be a deferred tax asset available to offset the liability in future years. This created a tax expense in 2016 equal to the tax effected amount of tax amortization, or $6,844 in 2016.

As of December 31, 2016, the Company has net operating loss carryforwards totaling approximately $111.7 million expiring between 2019 and 2036. A portion of the total net operating loss carryforwards amounting to approximately $35.3 million relate to the acquisition of Xoft, Inc. As of December 31, 2016, the Company has provided a valuation allowance for its net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards. In the event of a deemed change in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards. There were no net operating losses utilized for the years ended December 31, 2016 or 2015.

The Company currently has approximately $13.8 million (including approximately $9.5 million that relate to Xoft, Inc.) in net operating losses that are subject to limitations, of which approximately $2.0 million (including approximately $473,000 that relates to Xoft, Inc.) can be used annually through 2035. The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities totaling approximately $3.1 million. The tax credits related to Xoft have been fully reserved for and as a result no deferred tax asset has been recorded. The credits expire in various years through 2036.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2016, 2015 and 2014. The Company files United States federal and various state income tax returns. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed. The Company is not under examination by any other federal or state jurisdiction for any tax year.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2016 will significantly change within the next 12 months.

(8)	Segment Reporting, Geographical Information and Major Customers

(a) Segment Reporting

In accordance with FASB Topic ASC 280, “Segments”, operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

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

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands, including prior periods which have been presented for consistency):

	Year Ended December 31,
	2016	2015	2014
Segment revenues:

Detection	$17,133	$19,243	$18,604
Therapy	9,205	22,311	25,320

Total Revenue	$26,338	$41,554	$43,924

Segment gross profit:

Detection	$15,113	$16,019	$15,276
Therapy	3,405	13,331	15,951

Segment gross profit	$18,518	$29,350	$31,227

Segment operating income (loss):

Detection	$5,694	$7,233	$7,231
Therapy	(7,752)	(28,405)	1,868

Segment operating income (loss)	$(2,058)	$(21,172)	$9,099

General, administrative, depreciation and amortization expense	$(7,912)	$(8,907)	$(8,284)
Interest expense	(63)	(650)	(2,640)
Gain (loss) on fair value of warrant	—	—	1,835
Other income	10	21	37
Loss on debt extinguishment	—	(1,723)	(903)

Loss before income tax	$(10,023)	$(32,431)	$(856)

Segment depreciation and amortization included in segment operating income (loss) is as follows (in thousands):

Detection depreciation and amortization
Depreciation	$223	$220	$188
Amortization	696	532	515
Therapy depreciation and amortization
Depreciation	$970	$1,142	$844
Amortization	252	1,213	1,739

(b) Geographic Information

The Company’s sales are made to customers, distributors and dealers of mammography, electronic brachytherapy equipment and other medical equipment, and to foreign distributors of mammography and electronic brachytherapy equipment. Export sales to a single country did not exceed 10% of total revenue in any year. Total export sales were approximately $2.3 million or 9% of total revenue in 2016, $2.3 million or 6% of total revenue in 2015 and $1.8 million or 4% of total revenue in 2014.

As of December 31, 2016 and 2015, the Company had outstanding receivables of $0.3 million and $0.5 million, respectively, from distributors and customers of its products who are located outside of the U.S.

(c) Major Customers

The Company had one major customer, GE Healthcare, with revenues of approximately $3.9 million in 2016, $4.1 million in 2015, and $4.1 million in 2014 or 15%, 10%, and 9% of total revenue, respectively. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fuji Medical Systems, Siemens Medical, Vital Images and Invivo. For the year ended December 31, 2016, these five OEM partners composed approximately 47% of Detection revenues and 30% of revenue overall. OEM partners composed 53% of Detection revenues and 25% of revenue overall for the year ended December 31, 2015 and 53% of Detection revenues and 22% of revenue overall for the year ended December 31, 2014.

OEM partners represented $1.5 million or 28% of outstanding receivables as of December 31, 2016, with GE Healthcare accounting for $1.3 million or 23% of this amount. The two largest Cancer Therapy customers composed $0.6 million or 12% of outstanding receivables as of December 31, 2016. These six customers in total represented $2.1 million or 40% of outstanding receivables as of December 31, 2016.

(9)	Commitments and Contingencies

(a) Lease Obligations

As of December 31, 2016, the Company had three lease obligations related to its facilities.

The Company’s executive offices are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, with renewals in January, 2012 and August 2016 consisting of approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire (the “Premises”). The August 2016 Lease renewal provides for an annual base rent of $184,518 for the period from March 2017 to February 2020. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises.

The Company leases a facility in San Jose California under a non-cancelable operating lease which commenced in September, 2012. The facility has approximately 24,250 square feet of office, manufacturing and warehousing space. The operating lease commenced September 2012 with a current annual payment of $295,140 through September 2017, with all amounts payable in equal monthly installments. In September 2016, the Company extended this lease for the period from October 2017 to March 2020 with annual payments of $540,588 from October 2017 to September 2018, $558,120 from October 2018 to September 2019 and $286,368 for the period from October 2019 to March 2020, with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.

Rent expense for all leases for the years ended December 31, 2016, 2015 and 2014 was $745,000, $663,000 and $643,000, respectively.

Future minimum rental payments due under these agreements as of December 31, 2016 are as follows (in thousands):

Fiscal Year	Operating Leases
2017	$579
2018	738
2019	746
2020	174

Total	$2,237

(b) Capital lease obligations

In connection with the acquisition of the assets of DermEbx and Radion in 2014, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May, 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. As of December 31, 2016, the outstanding liability for the acquired equipment leases was approximately $0.1 million.

Future minimum lease payments under all outstanding capital leases are as follows (in thousands):

Fiscal Year	Capital Leases
2017	$89

subtotal minimum lease obligation	89
less interest	(3)

Total, net	86
less current portion	(86)

Long term portion	$—

Related Party Lease:

Kamal Gogineni is an employee of one of the Company’s subsidiaries and a shareholder of the Company’s common stock. Additionally, Mr. Gogineni is a shareholder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “Lease”). In connection with the Company’s acquisition of assets of Radion and DermEbx that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company is obligated to pay a total of $0.1 million and the liability is included in the minimum lease payments above, with remaining annual payments of $76,000 in 2017.

(c) Other Commitments

The Company has non-cancelable purchase orders with three key suppliers executed in the normal course of business that total approximately $0.3 million. In connection with our employee savings plans, our matching contribution for 2016 was approximately $0.4 million in cash. Our matching contribution for 2017 is estimated to be approximately $0.5 million in cash.

(d) Employment Agreements

The Company has entered into employment agreements with certain key executives. The employment agreements provide for minimum annual salaries and performance-based annual bonus compensation as defined in their respective agreements. In addition, the employment agreements provide that if employment is terminated without cause, the executive will receive an amount equal to their respective base salary then in effect for the greater of the remainder of the original term of employment or, for Mr. Ferry, a period of two years from the date of termination, for Mr. Christopher and Ms. Stevens, a period of eighteen months from the date of termination, in each case, plus the pro rata portion of any annual bonus earned in any employment year through the date of termination.

(e) Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The CRA has the right to pursue the matter until July 2017. The Company believes that it is not liable for the re-assessment against CADx Medical and continues to defend this position. As the Company believes that a probability of a loss is remote, no accrual was recorded as of December 31, 2016.

(f) Royalty Obligations

In connection with prior litigation, the Company received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company had a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provides for payment of royalties if such royalties exceed the minimum payment based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and is being amortized over the estimated remaining useful life of approximately four years. In addition, a liability has been recorded within accrued expenses and accounts payable for future payment and for minimum royalty obligations totaling $0.4 million.

During December, 2011, the Company settled litigation with Zeiss and as of December 31, 2016, has a remaining obligation to pay $0.5 million in June 2017. The present value of the liability is estimated at approximately $0.4 million as of December 31, 2016.

(g) Litigation

The Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it of which the ultimate resolution would have a material adverse effect on its financial condition or results of operations. However, should we fail to prevail in any legal matter or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

(10)	Quarterly Financial Data (in thousands, except per share data, and unaudited)

	Net sales	Gross profit	Net loss	Income (loss) per share	Weighted average number of shares outstanding
2016
First quarter	$6,038	$4,186	$(2,533)	($0.16)	15,826
Second quarter	7,369	5,702	$(1,575)	($0.10)	15,904
Third quarter	6,003	4,101	$(2,675)	($0.17)	15,957
Fourth quarter	6,928	4,529	$(3,316)	($0.20)	16,214

2015
First quarter	$13,220	$9,362	$(1,857)	($0.12)	15,605
Second quarter	11,143	7,878	$(27,786)*	($1.77)	15,679
Third quarter	9,582	6,821	$(402)	($0.03)	15,725
Fourth quarter	7,609	5,289	$(2,402)	($0.15)	15,733

(*) -	includes goodwill and long-lived asset impairment of $27.4 million