Form 10-K/A
period 2016-12-31
ICAD INC
filed 2017-05-01
CIK 749660

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

As of April 21, 2017, the registrant had 16,172,262 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of iCAD, Inc. for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2017 (the “Original Filing”), as amended. We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, as amended, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing, as amended, other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company”, “iCAD”, “we”, “us”, “our”, or similar pronouns refer to iCAD, Inc. and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

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

There are no family relationships among any of the directors or executive officers of iCAD.

Name	Age	Position with iCAD	Director/Officer Since
Dr. Lawrence Howard	64	Chairman of the Board, and Director	2006
Rachel Brem, MD	58	Director	2004
Anthony Ecock	55	Director	2008
Robert Goodman, MD	76	Director	2014
Steven Rappaport	68	Director	2006
Andy Sassine	53	Director	2015
Somu Subramaniam	63	Director	2010
Elliot Sussman, MD	65	Director	2002
Kenneth Ferry	63	Chief Executive Officer, and Director	2006
Richard Christopher	47	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2016
Stacey Stevens	48	Executive Vice President and Chief Strategy and Commercial Officer	2006

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

Dr. Rachel Brem has been, since 2000, the Breast Cancer Program Leader at the George Washington University Cancer Center, Director of Breast Imaging and Intervention at The George Washington University Medical Center, Professor of Radiology and the Vice Chairman of the Department of Radiology. Dr. Brem has extensively published in topics related to breast cancer, and specifically in her areas of interest, which are new technologies for the earlier diagnosis of breast cancer. Dr. Brem is the recipient of Newsweek’s Best Cancer Doctors, Castle Connolly America’s Top Doctors and America’s Top Doctors for Cancer, Best of Washington Awards for Physicians and Surgeons, as well as Jewish Woman International’s Ten Women to

Watch, the fellowship in the American College of Radiology and the Society of Breast Imaging. Dr. Brem is a nationally and internationally recognized expert on Breast Cancer. Dr. Brem is a member of the scientific advisory board of The Prevent Cancer Foundation as well as FORCE (Facing our risk of cancer, for women who are BR CA positive) and is a member of the Board of the Katzen Cancer Research Center. We believe Dr. Brem’s qualifications to serve on our Board of Directors include her expertise in the medical field specifically the diagnosis of breast cancer as well as her understanding of our products and market.

Anthony Ecock has been, since 2016, a Managing Director in the Carlyle Equity Opportunity Fund, a $2.4 billion middle market generalist fund within The Carlyle Group. Prior to joining Carlyle, Mr. Ecock started and built the operating partner team at Welsh, Carson, Anderson & Stowe (“WCAS”) which he joined in 2007. Before joining WCAS, Mr. Ecock served as VP and GM of Enterprise Sales for General Electric Healthcare, an $18 billion division. Prior to joining GE, he was SVP and GM Patient Monitoring at Philips, Agilent and Hewlett Packard. Mr. Ecock spent twelve years at the consulting firm Bain & Company, where he was a partner in strategy and operations and program director for consultant training. Prior to business school, Mr. Ecock was a senior financial analyst at Cummins Engine Company. Mr. Ecockhas been Chairman of the Board of Aptuit, United Surgical Partners and Electronic Evidence Discovery. Mr. Ecock received his MBA from Harvard University, where he was a Baker Scholar, and his BS in Economics with majors in Finance and Accounting, with honors from The Wharton School. We believe Mr. Ecock’s qualifications to serve on our Board of Directors include his financial expertise and his years of experience in the healthcare and technology markets.

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

Steven Rappaport has been a partner of RZ Capital, LLC since July 2002, a private investment firm that also provides administrative services for a limited number of clients. From March 1995 to July 2002, Mr. Rappaport was Director, President and Principal of Loanet, Inc., an online real-time accounting service used by brokers and institutions to support domestic and international securities borrowing and lending activities. Loanet, Inc. was acquired by SunGard Data Systems in May 2001. From March 1992 to December 1994, Mr. Rappaport was Executive Vice President of Metallurg, Inc. (“Metallurg”), a producer and seller of high quality specialty metals and alloys, and President of Metallurg’s subsidiary, Shieldalloy Corporation. He served as Director of Metallurg from 1985 to 1998. From March 1987 to March 1992, Mr. Rappaport was Director, Executive Vice President and Secretary of Telerate, Inc. (“Telerate”), an electronic distributor of financial information. Telerate was acquired by Dow Jones over a number of years commencing in 1985 and culminating in January 1990, when it became a wholly-owned subsidiary. Mr. Rappaport practiced corporate and tax law at the New York law firm of Hartman & Craven from August 1974 to March 1987. He became a partner in the firm in 1979. Mr. Rappaport is currently serving as an independent director of a number of open and closed end American Stock Exchange funds of which Credit Suisse serves as the investment adviser and a number of open and closed end mutual funds of which Aberdeen Investment Trust serves as the adviser. In addition, Mr. Rappaport serves as a director of several privately owned businesses and several not for profit organizations. We believe Mr. Rappaport’s qualifications to serve on our Board of Directors include his extensive financial and legal expertise combined with his experience as an executive officer, partner and director.

Andy Sassine has served in various positions at Fidelity Investments from 1999 to 2012, rising to the position of Portfolio Manager. Prior to joining Fidelity, he served as a vice president in the Acquisition Finance Group at Fleet National Bank. Mr. Sassine serves on the board of directors of Gemphire Therapeutics, Inc. , a NASDAQ traded, clinical-stage biopharma focusing on developing and commercializing therapies for Dyslipidemia and NASH. Mr. Sassine previously served on the boards of MYnd Analytics, Inc., Acorn energy, Freedom Meditech, Inc., and MD Revolution. Mr. Sassine has been a member of the Henry B. Tippie College of Business, University of Iowa Board of Advisors since 2009 and served on the Board of Trustees at the Clarke Schools for Hearing and Speech from 2009 through 2014. Mr. Sassine holds a Bachelor of Arts degree from the University of Iowa and an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Sassine’s extensive knowledge and experience as a fund manager and board member of other companies of a similar size to our company qualifies him to serve as a member of our Board of Directors.

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

Richard Christopher is the Company’s Executive Vice President and Chief Financial Officer. Previously, Mr. Christopher served as Chief Financial and Operating Officer of Caliber Imaging & Diagnostics, Inc., a medical technologies company that designs, develops and markets microscopes and other proprietary software. From March 2014 to October 2015, Mr. Christopher served as Chief Financial Officer of Caliber Imaging & Diagnostics, Inc. From December 2000 to April 2013, Mr. Christopher worked for DUSA Pharmaceuticals, Inc., a vertically integrated specialty dermatology company. During his time at DUSA Pharmaceuticals, Inc., Mr. Christopher served as Vice President, Financial Planning and Business Analysis, Vice President, Finance and Chief Financial Officer and Director of Financial Planning and Business Analysis. Mr. Christopher graduated from Suffolk University with a Masters of Science Degree in Accounting and from Bentley University with a Bachelor of Science Degree in Finance.

Stacey Stevens is now the Company’s Executive Vice President, Chief Strategy and Commercial Officer. Ms. Stevens previously served as the Company’s Senior Vice President of Marketing and Strategy from June 2006 to February 2016. Prior to joining iCAD, Ms. Stevens’ experience included a variety of sales, business development, and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard’s Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems). From February 2005 until joining the Company she was Vice President, Marketing Planning at Philips Medical Systems, where she was responsible for the leadership of all global marketing planning functions for Philips’ Healthcare Business. From 2003 to January 2005, she was Vice President of Marketing for the Cardiac and Monitoring Systems Business Unit of Philips where she was responsible for all marketing and certain direct sales activities for the America’s Field Operation.

Prior to that, Ms. Stevens held several key marketing management positions in the Ultrasound Business Unit of Hewlett-Packard/Agilent and Philips Medical Systems. Ms. Stevens earned a Bachelor of Arts Degree in Political Science from the University of New Hampshire, and an MBA from Boston University’s Graduate School of Management.

Risk Oversight

The Board’s role

The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of the executive management team on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic, transactional and reputational risks. The full Board receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies.

Risk Assessment in Compensation Policies and Practices for Employees

The Compensation Committee reviewed the elements of our compensation policies and practices for all of our employees, including our named executive officers, in order to evaluate whether risks that may arise from such compensation policies and practices are reasonably likely to have a material adverse effect on our Company. The Compensation Committee concluded that the following features of our compensation programs guard against excessive risk-taking:

•	compensation programs provide a balanced mix of short-term and longer-term incentives;

•	base salaries are consistent with employees’ duties and responsibilities;

•	cash incentive awards are capped by the Compensation Committee;

•	cash incentive awards are tied mostly to corporate performance goals, rather than individual performance goals; and

•	vesting periods for equity awards encourage executives to focus on sustained stock price appreciation.

The Compensation Committee believes that, for all of our employees, including our named executive officers, our compensation programs do not lead to excessive risk-taking and instead encourage behavior that supports sustainable value creation. We believe that risks that may arise from our compensation policies and practices for our employees, including our named executive officers, are not reasonably likely to have a material adverse effect on our Company.

Board Committees

The Board has three standing committees: (i) the Audit Committee; (ii) the Compensation Committee; and (iii) the Nominating and Corporate Governance Committee. The committees are comprised solely of persons who meet the definition of an “independent director” under the NASDAQ Listing Rules. In addition, the Board has determined that each member of the Audit Committee meets NASDAQ independence requirements applicable to members of an audit committee. The Board of Directors has also determined that members of the Compensation Committee meet additional independence requirements under the NASDAQ Listing Rules for members of a compensation committee.

The Audit Committee, Nominating and Corporate Governance Committee and the Compensation Committee operate under written charters adopted by the Board. A copy of our Nominating and Corporate Governance Committee Charter, our Audit Committee Charter and our Compensation Committee Charter are available on our website, at the following address: http://www.icadmed.com/governance.html. Information on our website does not constitute a part of this 10K/A.

Audit Committee

The Audit Committee, among other things, selects the firm to be appointed as the independent registered public accounting firm to audit our financial statements and reviews and discusses the scope and results of each audit with the independent registered public accounting firm and with management. The responsibilities of the Audit Committee are further described in the Audit Committee Charter, which was adopted by the Board and a copy of which is available on the Company’s website at www.icadmed.com and accessible via the “Corporate Governance” page. The Audit Committee held four meetings during 2016. The Audit Committee consists of Mr. Rappaport, Chairperson, Mr. Ecock and Dr. Sussman. The Board has determined that Mr. Rappaport qualifies as the Audit Committee’s “financial expert” under applicable SEC rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for, among other things, developing and recommending to the Board corporate governance policies for iCAD, establishing procedures for the director nomination process and recommending nominees for election to the Board. The responsibilities of the Nominating and Corporate Governance Committee are further described in the Nominating and Corporate Governance Committee Charter, which was adopted by the Board and a copy of which is available on the Company’s website at www.icadmed.com and accessible via the “Corporate Governance” page. The Nominating and Corporate Governance Committee held one meeting during 2016. The Nominating and Corporate Governance Committee consists of Mr. Ecock, Chairperson, Dr. Brem and Mr. Subramaniam.

Compensation Committee

The Compensation Committee is responsible for, among other things, assisting the Board in overseeing our executive compensation strategy, reviewing and recommending for approval to the Board, the compensation of our executive officers and administering our various stock option and incentive plans. The responsibilities of the Compensation Committee are further described in the Compensation Committee Charter, which was adopted by the Board and a copy of which is available on the Company’s website at www.icadmed.com and accessible via the “Corporate Governance” page. The Compensation Committee held five meetings during 2016.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of Dr. Sussman (Chairperson), Dr. Brem, Dr. Howard and Mr. Subramaniam during the fiscal year ended December 31, 2016. No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2016 was a current or former officer or employee of the Company or engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during the fiscal year ended December 31, 2016, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

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

Compensation of Directors

Compensation of directors is determined by the Board of Directors in conjunction with recommendations made by the Compensation Committee. The Board of Directors has approved a compensation structure for non-employee directors consisting of a cash retainer, an annual equity award and, for Board members serving on a committee, an additional cash retainer. Directors who are our employees are not compensated for their services as directors.

Board and Committee Retainers

For fiscal 2016, annual cash compensation for non-employee directors was as follows:

Position	Annual Retainer
Chairman of the Board	$65,000
Non-Employee Director (other than the Chair)	$35,000

Additional retainers for each non-employee director who served on one or more Board committees in 2016 were as follows:

Position	Annual Retainer
Audit Committee
Chair	$15,000
Member	$7,500
Compensation Committee
Chair	$10,000
Member	$5,000
Nominating and Governance Committee
Chair	$5,000
Member	$2,500

Cash payments were made in quarterly installments for the first three quarters of 2016. In November 2016, the Compensation Committee determined to provide directors an option to elect to receive their compensation for the fourth quarter of 2016 in the form of either: (i) cash, or (ii) a restricted stock award of fully-vested shares based on the closing price of the Company’s common stock on the last trading day of the fourth quarter of 2016. For the fourth quarter of 2016, one director elected to receive compensation in cash. The remainder of the directors opted to receive their compensation in the form of a restricted stock award of fully-vested shares.

Further, the Compensation Committee determined that on a go-forward basis, directors shall elect to receive his or her quarterly Board compensation in (i) Quarterly Restricted Stock based on the cash equivalent of the closing price of the Company’s common stock on the last trading day of each quarter, or (ii) Quarterly Stock Options, with an exercise price based on the closing price of the Company’s common stock on the last trading day of each quarter and the number of shares subject to such Quarterly Stock Option shall be determined based on the Black-Scholes valuation. For 2017, one director elected to receive their compensation in the form of quarterly stock options, the remainder of the directors elected to receive their compensation in the form of Quarterly Restricted Stock.

Annual Equity Compensation

On January 4, 2016, each non-employee director received an award of 4,000 shares of restricted stock. The shares vested on the one year anniversary of the date of grant.

2016 Director Compensation Table

DIRECTOR COMPENSATION

Name (2)	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Stock Awards (2) ($)	Total ($)
Dr. Lawrence Howard	50,783	—	38,139	88,922
Dr. Rachel Brem	31,875	—	31,264	63,139
Anthony Ecock	37,500	—	33,140	70,640
Dr. Robert Goodman	35,000	—	20,640	55,640
Steven Rappaport	43,125	—	35,016	78,141
Andrew Sassine	26,250	—	29,391	55,641
Somu Subramaniam	35,625	—	32,515	68,140
Dr. Elliot Sussman	43,125	—	35,016	78,141

1)	The amounts included in the “Option Awards” column represents the grant date fair value of the stock option awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 6 to our Consolidated financial statements on Form 10K for the fiscal year ended December 31, 2016. Options granted to directors in 2015 vest on the anniversary of the grant date.

As of December 31, 2016, the aggregate number of exercisable and unexercised stock options held by each person who was a non-employee director was as follows: Dr. Howard – 12,900; Dr. Brem – 22,346; Mr. Ecock – 15,900; Dr. Goodman – 12,883; Mr. Rappaport –18,150; Mr. Sassine – 5,358; Mr. Subramaniam – 15,900 and Dr. Sussman – 61,379.

2)	The amounts included in the “Stock Awards” column represents the grant date fair value of the restricted stock awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 6 to our Consolidated financial statements on Form 10K. Shares granted to directors in 2016 vest on the anniversary of the grant date. Stock awards for 2016 includes awards to directors in lieu of cash compensation for the fourth quarter of 2016.

As of December 31, 2016, the aggregate number of unvested restricted shares held by each person who was a non-employee director was as follows: Dr. Howard – 4,000; Dr. Brem – 4,000; Mr. Ecock – 4,000; Dr. Goodman – 4,000; Mr. Rappaport 4,000; Mr. Sassine – 4,000; Mr. Subramaniam – 4,000 and Dr. Sussman – 4,000.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide stockholders an understanding of our compensation philosophy, core principles and decision making process for determining compensation for our named executive officers (“NEOs”) for fiscal 2016.

Our NEOs for Fiscal 2016:

Current Officers:

Name	Title
Kenneth Ferry	Chief Executive Officer
Richard Christopher	Executive Vice President, Chief Financial Officer
Stacey Stevens	Executive Vice President, Chief Strategy and Commercial Officer

Former Officers:

Name	Title
Richard Areglado	Vice President and Corporate Controller, and Former Interim Chief Financial Officer
Kevin Burns	Former President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Executive Summary:

2016 Financial and Operational Highlights

In 2016, we remained focused on strategic initiatives for the Company’s key growth drivers.

Key highlights included:

•	Completed a highly successful U.S. clinical reader study that achieved a primary and secondary endpoint using our 3D tomosynthesis software.

•	Launched breast tomosynthesis cancer detection software solution at the European Congress of Radiology meeting in March 2016.

•	Received a CE Mark in Europe for our 3D tomosynthesis detection software in April 2016.

•	Submitted final premarket approval (PMA) module for U.S. Food and Drug Administration (FDA) approval for our 3D tomosynthesis detection software during 2016, which was approved by the FDA in March 2017.

•	Introduced SMART platform and software solution with extended-life X-ray source for Xoft® Axxent® Electronic Brachytherapy (eBx®) System® at the American Academy of Dermatology Meeting in March 2016. The SMART platform reduces the cost of ownership and delivery of Xoft eBx treatments for customers.

•	Continued to invest in clinical studies to build the long-term data required in support of a CPT 1 code for the XOFT eBx system for the treatment of skin cancer.

•	Increased adoption of dermatology practices offering skin eBx for the treatment of non-melanoma skin cancer.

•	Continued to expand adoption and clinical validation of IORT and GYN in the U.S. and international markets.

“Say on Pay” Outcome and Stockholder Outreach Efforts

In May 2016, the Board of Directors and management were extremely disappointed not to receive majority support for our Say on Pay proposal. In response, we committed to engaging with our shareholders to understand investor concerns and preferences regarding our executive compensation program.

We contacted 14 of our largest shareholders owning approximately than 29% of our outstanding shares to seek feedback and discuss business topics. Outreach discussions were conducted by management with the participation of the Compensation Committee members and the Committee Chair.

Investors identified the following key concerns:

Identified Stockholder Concern	Actions Taken
No shareholder outreach following 2015 Say on Pay vote result	Proactively initiated outreach efforts following 2016 Say on Pay outcome (prior to receiving this feedback)
No equity that vests on the basis of performance	November 2016 equity awards to Mr. Ferry and Ms. Stevens, and the December 2016 equity award to Mr. Christopher consisted of 50% performance-based restricted stock units based on 2017 corporate revenue growth, and subject to two years of subsequent time-based vesting
Cash bonus performance metrics lack diversity	Cash bonus performance metrics for fiscal year 2017 have been approved and include the following corporate financial targets: EBITDA target - 50% Revenue Growth - 50%
Single-trigger change-in-control payouts	Employment agreements with our named executive officers provide double trigger provisions for equity vesting on a change of control.

Key Compensation Governance Attributes

The following are best practices of our executive compensation program:

What We Do	What We Don’t Do

✓ Consult an independent compensation consultant

✓ Conduct an annual risk assessment of our pay practices

✓ Solicit shareholder input and incorporate feedback into decision-making process

✓ Use a “double-trigger” for accelerated equity vesting upon a change in control for current named executive officers

× No tax gross-up provisions

× No guaranteed salary increases or bonuses

× No excessive perquisites to NEOs

× No pension plans or other post-employment benefit plans

× No severance multipliers in excess of 2x pay

× No hedging or pledging of Company stock

× No option repricing without stockholder approval, or option backdating

Compensation Decision Making Process

Executive Compensation Philosophy and Objectives

The Compensation Committee’s executive compensation objectives are to: attract and retain highly qualified individuals with a demonstrated record of achievement; reward past performance; provide incentives for future performance; and align the interests of the named executive officers with the interests of the stockholders. In order to accomplish this we offer a competitive total compensation package that consists of: base salary; annual non-equity incentive compensation opportunities; long-term incentives in the form of equity awards; and employee benefits.

The Compensation Committee believes that compensation for the named executive officers should be based on our performance, as the performance of the named executive officers directly affects our results. Therefore, the Compensation Committee typically has developed variable compensation packages for the named executive officers that are largely based on Company financial performance. The Compensation Committee also considers our industry and geographic location norms in determining the various elements and amounts of compensation for our named executive officers.

The Compensation Committee believes that several factors are critical to our future success. These factors include the quality, appropriate skills and dedication of the named executive officers.

How We Determine NEO Compensation

Role of the Compensation Committee. All compensation for our named executive officers is reviewed and recommended to the Board of Directors by the Compensation Committee of our Board, which is composed only of independent directors. The Compensation Committee is responsible for reviewing the performance and establishing the total compensation of our named executive officers on an annual basis. The Compensation Committee hires an independent consultant to assist in determining compensation levels. The Compensation Committee discusses compensation matters as part of regularly scheduled meetings. The Compensation Committee administers compensation plans for our named executive officers and is responsible for recommending base salary and grants of equity awards under our stock incentive plans to the Board for approval. The Compensation Committee has a formal written charter which is available on our website.

Role of our CEO. Our Chief Executive Officer annually makes recommendations to the Compensation Committee regarding base salary, non-equity incentive plan compensation and equity awards for himself and the other named executive officers. Such recommendations are considered by the Compensation Committee; however, the Compensation Committee retains full discretion and authority over the final compensation decisions for the named executive officers, subject to approval by the Board.

Role of our Independent Compensation Consultant. The Compensation Committee has the authority to engage independent compensation consultants. The Compensation Committee has in the past, and may in the future, directly commission compensation studies from such consultants to provide benchmark and other data to be used by the Compensation Committee in determining the compensation and benefits for the named executive officers.

During 2015, the Compensation Committee engaged Pearl Meyer & Partners (“Pearl Meyer”), an independent compensation consultant, to review and benchmark executive compensation. The consultant reviewed the compensation for the named executive officers and compared their base salary, target bonus opportunity and equity participation to a peer group and survey data of comparably sized industry comparators. The Compensation Committee considered the findings of the compensation consultant in evaluating executive compensation for 2015.

The Compensation Committee retained Pearl Meyer in 2016 for general executive compensation support, including but not limited to developing a long-term incentive award strategy, developing a competitive employment offer for our new Chief Financial Officer, crafting a strategy to respond to shareholder outreach feedback, and determining performance metrics for the 2017 annual cash bonus.

Use of Peer Group and Market Data

In January 2015, the Compensation Committee engaged Pearl Meyer to assess the competitiveness of the Company’s executive compensation. Pearl Meyer determined and the Compensation Committee approved the following peer group companies with respect to benchmarking the executive compensation.

Bovie Medical Corporation Digirad Corporation ERBA Diagnostics, Inc. IRIDEX Corporation LeMaitre Vascular, Inc. MGC Diagnostics Corporation	Simulations Plus, Inc. Stererotaxis Inc. Streamline Health Solutions, Inc. SurModics, Inc. Tandem Diabetes Care, Inc. Veracyte, Inc.

For 2016, Pearl Meyer used the same peer group to monitor competitive market pay practices and inform decisions pertaining to our long-term incentive award strategy.

Elements of Executive Compensation

The Compensation Committee established, in February 2015, a total targeted cash compensation amount for each named executive officer, which included base salary and non-equity incentive compensation, intended to be an incentive for the named executive officers to achieve the targeted financial results for our business and to compensate the named executive officers appropriately if they successfully achieved such performance. The elements of our executive compensation program are designed to deliver both year-to-year and long-term stockholder value increases. A portion of the executives’ compensation is at-risk, and equity-based compensation includes a mix of incentives that vest subject to time or a combination of Company performance and time, tying the executive to both our short-term and long-term success.

The Compensation Committee also considers each named executive officer’s current salary and prior-year incentive compensation along with the appropriate balance between long-term and short-term incentives.

Our executive compensation program consists of the following annual elements:

Element	Description
Base Salary	Fixed annual cash amount to attract and retain top talent
Annual Cash Bonus	At-risk variable incentive compensation to reward for achievement of goals set by the board
Long-Term Incentive Awards	Equity-based compensation that supports retention, incentivizes performance and promotes stockholder alignment
Select Benefits and Perquisites	Benefits such as health insurance, 401(k) and automobile allowances to remain competitive in our industry

Fiscal 2016 Compensation Program in Detail

Base Salaries

Salaries are established based on the individual responsibilities of the named executive officers in the competitive marketplace in which we operate at levels necessary to attract and retain the executive. Base salaries are reviewed annually and adjusted periodically to take into account promotions, increases in responsibility, inflation and increased experience and competitive compensation levels as recommended by the Chief Executive Officer with respect to the other named executive officers. The Company does not provide for automatic salary increases.

The Compensation Committee established the following base salaries for the named executive officers in fiscal 2016 as follows:

Executive	2015 Annualized Base Salary	2016 Annualized Base Salary	Percent Increase
Kenneth Ferry	$455,000	$455,000	0%
Richard Christopher (1)	N/A	$285,000	N/A
Stacey Stevens	$283,000	$283,000	0%
Kevin Burns (2)	$325,000	$325,000	0%

(1)	2016 new hire.
(2)	Mr. Burns resigned effective September 23, 2016.

Annual Bonus (Non-Equity Incentive Compensation)

Annually, at the beginning of each fiscal year, the Compensation Committee establishes a non-equity incentive compensation plan as a tool to incentivize the named executive officers to achieve certain Company goals for the forthcoming fiscal year. Cash payments under this plan are typically paid in arrears on an annual basis if the financial performance goals are met, or at the board’s discretion, taking into account various subjective factors, including individual performance evaluations with regard to our operating performance and execution on plans as presented to the Board. The Compensation Committee sets the financial objectives in the plan at levels which the Committee believes are achievable, but not assured, and such objectives are in line with both the short-term and long-term interests of the stockholders.

The compensation plan provided for the payment to the named executive officers of a percentage payout of the individuals’ respective base salary, which payouts can be earned upon achieving the goals established by the Compensation Committee. The 2016 non-equity incentive compensation targets were based on achieving certain adjusted EBITDA goals as follows:

	Target	Actual 2016 Performance
Performance Measure: Adjusted EBITDA	($3,922,000)	($4,373,000)
Payout Percentage (as percent of target)	100%	89%

For a reconciliation of adjusted EBITDA, please see the Company’s earnings release for the year ended December 31, 2016, filed on Form 8-K on March 9, 2017. Actual 2016 performance excludes bonus expense.

Each executive’s target bonus amount is set as a percentage of base salary, with possible payouts ranging from 100% of target to 0% of target. In February 2017, after approving payouts of 89% of target, the Board of Directors determined to issue shares of common stock in lieu of cash bonus payments for cash conservation purposes. The shares are expected to be issued in May 2017 and the number of shares will be determined based on the stock price of the Company at the date of issuance. Bonus opportunities and actual payouts were as follows:

Executive	2016 Target Bonus Percentage (% Salary)	2016 Cash Incentive at Target	Payout Percentage of Target	Cash Value of Payout Percentage to be issued in shares
Kenneth Ferry	55%	$250,250	89%	$222,723
Richard Christopher (1)	40%	$8,770	89%	$7,892
Stacey Stevens	40%	$113,200	89%	$100,748
Kevin Burns (2)	50%	$162,500	0%	$0

(1)	Cash incentive target prorated for 2016.
(2)	Mr. Burns resigned effective September 23, 2016.

Long-Term Equity Incentive Compensation

The Compensation Committee makes recommendations to the Board regarding the granting to executives of equity awards under our stock incentive plans. The Compensation Committee has the ability and flexibility under the various plans to determine from time to time the specific type of award and the terms and conditions related thereto that the Compensation Committee believes are best designed at that time to provide a strong incentive for senior management’s superior performance and continued service to us. The incentive plans provide for grants of stock options and shares of restricted stock or units – either time- or performance-based. The Compensation

Committee believes that properly structured long-term equity awards can encourage executive retention as such awards are made subject to vesting and continued employment by the recipient. Long-term equity awards may be granted to executive officers and other employees who successfully demonstrate a capacity for contributing directly to our success.

The terms of these equity awards generally provide time-based vesting provisions and require the recipient remain employed to obtain such awards on the vesting date(s). In the event of a stock dividend, recapitalization, reclassification, split, or a combination of shares of the Company, an appropriate adjustment shall be made by the Company, in the number, kind, and/or option price of the awarded shares to the end that the proportionate interest of the holder will be maintained as before the occurrence of such event. In the event of a merger or consolidation of the Company or other similar corporate changes, provisions may be made by the Board for the assumption or substitution of the awarded sharesSee the narrative description below for each of our named executive officer’s arrangements regarding vesting on a change of control.

The Compensation Committee does not currently have a policy for the automatic awarding of equity awards to the named executive officers or our other employees. Grants are made periodically, based on individual performance, and other criteria deemed relevant by the Compensation Committee and approved by the Board at the time awards are made.

2016 Equity Awards.

On October 18, 2016, the Compensation Committee recommended for approval to the Board, and the Board approved equity awards to Mr. Ferry and Ms. Stevens. Subsequently, the Compensation Committee approved equity awards to Mr. Christopher upon his hire in December 2016. The awards to each of these NEOs were granted in the form of equity as follows:

•	50% in time-based restricted stock, which vest in three equal installments on each of the first three anniversaries of the grant date.

•	50% in performance-based restricted stock units (“PSUs”), which will be earned based on 2017 corporate revenue growth. If we fail to meet the performance threshold, all of the PSUs will be forfeited. The award can be earned from up to 167% of target for performance between threshold and maximum. Upon certification by the Compensation Committee of achievement of the performance metrics for 2017, One-third of earned shares will vest. The remaining two thirds will vest in equal annual installments on the first and second anniversaries of the date of performance certification by the Compensation Committee.

Executive	Grant Date		# of Time-Based Restricted Shares	# of Performance- Based PSUs
Kenneth Ferry	10/18/16		75,000	75,000
Richard Christopher*	12/5/16	*	50,000	50,000
Stacey Stevens	10/18/16		37,500	37,500

*	Upon hire

Benefits

We provide group life insurance, health and dental care insurance, long-term disability insurance, 401(k) plan matching contributions and similar benefits to all employees, including the named executive officers. These benefits do not discriminate in scope, terms or operation in favor of the named executive officers.

Perquisites

We provide the named executive officers with an annual automobile allowance and, in addition, a housing allowance for Mr. Ferry, which the Compensation Committee believes is reasonable, competitive and consistent with our overall executive compensation program.

Employment Agreements and Severance and Change in Control Agreements

We have employment agreements with certain of our named executive officers. Those agreements provide each named executive officer with certain benefits upon termination of employment as noted for each individual, as well as indemnification rights. Our certificate of incorporation provides that we will indemnify our directors to the fullest extent permitted by Delaware law and we have separate indemnification agreements with our directors and certain officers. We maintain directors and officers insurance coverage. We also have a Severance and Change in Control Agreement with our Former Interim Chief Financial Officer.

Mr. Kenneth Ferry, our Chief Executive Officer.

On December 22, 2016, we entered into a new employment agreement with Mr. Ferry. This agreement replaced and superseded the previous employment agreement entered into between us and Mr. Ferry on September 25, 2012. Mr. Ferry’s employment agreement provides for his continued employment as the Company’s Chief Executive Officer for an initial term through December 31, 2018, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $455,000. The agreement also provides for his eligibility to receive, during each employment year during the term of the Agreement, a target annual incentive bonus of 55% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee. Mr. Ferry is also eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.

Mr. Ferry is also entitled to customary benefits, including participation in employee benefit plans as well as a monthly automobile and housing allowance. Mr. Ferry’s employment agreement provides that if his employment is terminated without “cause” or if he terminates his employment for “good reason”, then: (i) he will continue to receive an amount equal to his base salary for the course of 24 months from the date of his termination; (ii) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination; and (iii) he will receive continued health benefits for 18 months.

In the event that within 12 months of a “change in control”, either (i) Mr. Ferry is terminated by the Company without “cause” or (ii) he terminates his agreement for “good reason”, as all such terms are defined in Mr. Ferry’s employment agreement, then: (A) he will continue to receive an amount equal to his base salary for the period of 24 months from the date of his termination; (B) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination, and (C) all unvested stock options and other equity awards granted by the Company shall immediately vest and become exercisable and shall remain exercisable for not less than 180 days thereafter.

On October 18, 2016, the Company’s Board, upon the recommendation and approval of the Compensation Committee granted Mr. Ferry 75,000 time-based restricted shares, and 75,000 PSUs subject to subsequent time-based vesting, if deemed earned.

Mr. Richard Christopher, our Executive Vice President, Chief Financial Officer

On November 4, 2016, we entered into a new employment agreement, effective December 5, 2016 with Mr. Christopher. Mr. Christopher’s employment agreement provides for his employment for an initial term ending December 31, 2019, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $285,000 with such increases as determined by the Board. Mr. Christopher is also entitled to customary benefits, including participation in employee benefit plans as well as a monthly automobile allowance. Mr. Christopher’s employment agreement also provides for his eligibility to receive, during each year during the term of the agreement, a target annual incentive bonus of 40% of his base salary if we achieve goals and objectives determined by the Board. Mr. Christopher will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.

Mr. Christopher’s employment agreement provides that if his employment is terminated without “cause” or if he terminates his employment for “good reason,” then: (i) he will continue to receive an amount equal to his base salary for the period of 12 months from the date of his termination; (ii) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination; (iii) he will receive continued health benefits for 12 months; and (iv) all earned but unvested stock options and other equity awards granted by the Company shall immediately vest and become exercisable and shall remain exercisable for not less than 180 days thereafter.

In the event that within six months of a “change in control”, either (i) Mr. Christopher is terminated by the Company without “cause” or (ii) he terminates his agreement for “good reason,” as all such terms are defined in his employment agreement, then: (i) he will continue to receive an amount equal to his base salary for the course of 18 months from the date of his termination; (ii) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination, and (iii) all unvested stock options and other equity awards granted by the Company shall immediately vest and become exercisable and shall remain exercisable for not less than 180 days thereafter.

On December 5, 2016, the Company’s Board, upon the recommendation and approval of the Compensation Committee granted Mr. Christopher 50,000 time-based restricted shares, and 50,000 PSUs subject to subsequent time-based vesting, if deemed earned.

Ms. Stacey Stevens, our Executive Vice President, Chief Strategy and Commercial Officer

On June 25, 2008, we entered into a new employment agreement, with Ms. Stevens, which provides for her employment for an initial term thru December 31, 2011, wiht automatic one-year renewals after the expiration of the initial term under certain conditions. Ms. Stevens is also entitled to customary benefits, including participation in employee benefit plans as well as a monthly automobile allowance. Ms. Stevens’ employment agreement also provides for her eligibility to receive, during each year during the term of the agreement, a target annual incentive bonus of 40% of her base salary if we achieve goals and objectives determined by the Board. Ms. Stevens will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to her by the Board.

Ms. Stevens’ employment agreement provides that if her employment is terminated without “cause” then: (i) she will continue to receive an amount equal to her base salary for the period of 12 months from the date of her termination; (ii) she will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of her termination; and (iii) she will receive continued health benefits for 12 months.

On December 22, 2016, we amended Ms. Stevens employment agreement to provide that in the event that within three months of a “change in control”, Ms. Stevens is terminated by the Company without “cause,” as defined in her employment agreement, then: (i) she will continue to receive an amount equal to her base salary for the course of 18 months from the date of her termination; (ii) she will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of her termination; and (iii) all unvested stock options and other equity awards granted by the Company shall immediately vest and become exercisable and shall remain exercisable for not less than 180 days thereafter.

On February 5, 2015, the Board, upon the recommendation and approval of the Compensation Committee, increased Ms. Stevens’ annual base salary to $283,000 effective March 1, 2015.

On October 18, 2016, the Company’s Board, upon the recommendation and approval of the Compensation Committee granted Ms. Stevens 37,500 time-based restricted shares, and 37,500 PSUs subject to subsequent time-based vesting, if deemed earned.

Mr. Richard Areglado, our Vice President and Corporate Controller, and Former Interim Chief Financial Officer

On September 12, 2016, the Company entered into a severance and change in control agreement with Mr. Areglado that provides for certain benefits under various termination scenarios. The agreement provides that if his employment is terminated without “cause” or if he terminates his employment for “good reason,” as such terms are defined in the agreement, then: (i) he will continue to receive an amount equal to his base salary for the period of six months from the date of his termination; and (ii) he will receive continued health benefits for six months from the date of his termination.

In the event that within six months of a “change in control”, either (i) Mr. Areglado is terminated by the Company without “cause” or (ii) he terminates his employment for “good reason,” as all such terms are defined in his employment agreement, then: (i) he will continue to receive an amount equal to his base salary for the period of six months from the date of his termination; and (ii) he will receive continued health benefits for six months from the date of his termination. Mr. Areglado’s base compensation and cash bonus remained unchanged during the period he served as Interim Chief Financial Officer.

Mr. Kevin Burns, our Former President, Chief Financial Officer and Chief Operating Officer

On April 26, 2011, as amended on November 21, 2013 and February 5, 2015 the Company entered into an employment agreement with Mr. Burns that provided for his employment as the Company’s Executive Vice President, Chief Financial Officer and Treasurer for a term commencing on April 26, 2011 and expiring on April 30, 2014, subject to one-year renewals after the expiration of the term unless terminated by the Company or Mr. Burns upon 90 days prior written notice, at an annual base salary of $255,000. The salary was subject to increases from time to time. On November 21, 2013 the Company amended this agreement in connection with his promotion to Chief Operating Officer, and paid a one-time cash bonus of $50,000. The amended agreement provided for Mr. Burns to be eligible to receive during each year during the term of his employment agreement an annual target incentive bonus in each calendar year of an amount equal to 50% of his base salary then in effect if the Company achieved goals and objectives established by the Compensation Committee. On February 5, 2015 the Company further amended this agreement in connection with Mr. Burns’ promotion to President, and extended his benefits on a change of control, termination without cause and termination for good reason from 12 months to 18 months.

Mr. Burns was also entitled to customary benefits, including participation in employee benefit plans as well as a monthly automobile allowance. Mr. Burns’ employment agreement provided that if his employment was terminated without cause or for good reason, Mr. Burns would receive an amount equal his base salary then in effect for a period of one year from the date of termination of employment plus the pro rata portion of his incentive bonus, if any, earned in the employment year through the date of his termination as determined at the discretion of the Board. In the event that within six months of a “change in control”, either (i) Mr. Burns would have been terminated by the Company without “cause” or (ii) had he terminated his employment agreement for “good reason” (as all such terms are defined in his employment agreement), he would have been entitled to receive his base salary then in effect for the greater of the remainder of his original term of employment or eighteen months from the date of termination plus any incentive bonus which otherwise would have been payable to him for any employment year in which the date of his termination occurred.

Pursuant to his employment agreement and as an inducement to his joining the Company, on April 26, 2011 Mr. Burns was also granted Non-Qualified Stock Options outside of a shareholder approved plan to purchase 100,000 shares of common stock, with an exercise price equal to $5.60, the closing sale price of the common stock on that date. The options vest as to one third of the shares covered thereby on each of the first, second and third year anniversary of the date of grant. The options expire on April 26, 2021, subject to earlier expiration under certain conditions. The unvested portion of these options will automatically vest if Mr. Burns’ employment is terminated by the Company or by Mr. Burns for “good reason” without “cause” within six months of a “change in control” as such terms are defined in his employment agreement.

On September 1, 2016, Mr. Burns resigned without good reason from his positions as President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary of the Company. He received no further benefits under his employment agreement.

Summary Compensation Table

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us during the fiscal years noted below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Stock Awards (1) $	Option Awards (2) $	Non-Equity Incentive Plan Compensation (3) $	All Other Compensation (4) $	Total $
Kenneth Ferry
Chief Executive Officer	2016	455,000	346,500	—	225,225	64,087	1,090,812
	2015	451,540	720,000	168,144	175,175	64,972	1,579,831
	2014	435,000	400,800	189,765	358,875	70,144	1,454,584
Richard Christopher
Chief Financial Officer	2016	16,442	175,000	—	7,892	1,246	200,580
Stacey Stevens
Executive Vice President of Strategy, Sales and Marketing	2016	283,000	173,250	—	101,800	29,030	587,080
	2015	280,750	225,000	105,090	79,240	26,412	716,492
	2014	270,000	133,600	63,255	162,000	28,331	657,186
Kevin Burns
Former President, Chief Operating Officer, and Chief Financial Officer	2016	243,750	—	—	—	26,800	270,550
	2015	322,400	540,000	84,072	113,750	31,920	1,092,142
	2014	310,000	267,200	126,510	232,500	33,287	969,497
Richard Areglado
Vice President and Corporate Controller, Former Interim Chief Financial Officer	2016	194,775	27,600	20,138	32,868	9,252	284,633

(1)	The amounts included in the “Stock Awards” column represent the grant date fair value of the restricted stock awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
(2)	The amounts included in the “Option Awards” column represent the grant date fair value of the stock option awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

(3)	For fiscal 2016, the 2016 performance target for was the Company’s achievement of the adjusted EBITDA goal of $3.9 million, as established by the Compensation Committee and approved by the Board. The Company’s actual adjusted EBITDA for 2016 was $4.4 million before bonus expense. As a result, the Compensation Committee approved a cash incentive bonus of 89% of the respective executive’s target. For a reconciliation of adjusted EBITDA, please see the Company’s earnings release for the year ended December 31, 2016 filed on Form 8-K on March 9, 2017.
(4)	The “All Other Compensation” column for the fiscal year ended December 31, 2016 includes the following compensation items:

(i) Mr. Ferry, an automobile allowance of $26,400, a housing allowance of $25,200, life insurance premiums of $2,772 paid by the Company, and employer contributions to the 401(k) Retirement Plan of $10,600;

(ii) Mr. Christopher, an automobile allowance of $1,246;

(iii) Ms. Stevens, an automobile allowance of $21,600 and employer contributions to the 401(k) Retirement Plan of $7,430;

(iv) Mr. Burns, an automobile allowance of $16,200 and employer contributions to the 401(k) Retirement Plan of $10,600 and:

(v) Mr. Areglado, employer contributions to the 401(k) Retirement Plan of $9,252.

Grants of Plan-Based Awards in Fiscal Year Ended December 31, 2016

The following table sets forth information regarding grants of plan-based awards to our named and former executive officers during the fiscal year ended December 31, 2016.

				Estimated Possible Payouts
Name	Grant Date	Exercise Price	Threshold ($)	Under Non-Equity Incentive Plan Awards Target ($)(1)	Maximum ($)	All Other Stock Awards: Number of Shares (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock and Option Awards (2)
Kenneth Ferry	10/18/2016			250,250		75,000		$346,500
Richard Christopher	12/05/2016			114,000		50,000		175,000
Stacey Stevens	10/18/2016			113,200		37,500	—	173,250
Richard Areglado	08/15/2016	5.52		36,520		5,000		27,600
							7,500	20,138

(Mr. Burns did not receive any grants in 2016)

(1)	For fiscal 2016, the 2016 performance target was the Company’s achievement of the adjusted EBITDA goal of a $3.9 million EBITDA loss, as established by the Compensation Committee and approved by the Board. The Company’s actual adjusted EBITDA loss was $4.4 million before bonus expense. The Company’s actual results were at 89% of the target. As a result, the Compensation Committee approved a cash incentive bonus of 89% of the respective executives. For the year ended December 31, 2016, Messrs. Ferry and Christopher, and Ms. Stevens received restricted stock in lieu of cash incentive bonuses with a value of $225,225, $7,892, and $101,800, respectively, pursuant to their employment agreements, as disclosed in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” Mr. Areglado received restricted stock in lieu of cash incentive bonuses with a value of $32,868 in accordance with his bonus plan.

(2)	Represents the grant date fair value computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The grant date fair value for the performance-based restricted stock awards was calculated based upon the aggregate compensation cost to be recognized over the service period determined under ASC Topic 718, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at December 31, 2016

The following table sets forth information regarding unexercised options and unvested stock awards outstanding at December 31, 2016 for each of our named and former executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Kenneth Ferry	60,000	—		5.75	3/29/2021	20,000	64,800
	60,000	—		5.10	7/8/2021	53,333	172,799
	40,000	—		2.90	2/7/2022	75,000	243,000
	200,000	—		2.27	9/25/2022
	40,000	20,000	(1)	6.68	6/19/2024
	13,334	26,666	(2)	9.00	2/5/2025
Stacey Stevens	10,000	—		5.10	7/8/2021	6,666	21,598
	6,667			2.90	2/7/2022	16,666	53,998
	40,000	—		2.27	9/25/2022	37,500	121,500
	6,667	13,333	(1)	6.68	6/19/2024
		25,000	(2)	9.00	2/5/2025
Richard Christopher						50,000	162,000
Kevin Burns	—	—				—	—
Richard Areglado	15,000	—		6.00	5/9/2021	1,666	5,398
	6,000	—		2.85	1/27/2022	4,666	15,118
	8,000	—		2.24	10/10/2022	12,500	40,500
	3,000	1,000	(3)	6.87	5/23/2024	5,000	16,200
	3,000	2,000	(4)	10.46	2/24/2025
	7,500	7,500	(5)	5.52	8/15/2026

(1)	This option vests in three equal annual installments with the first installment vesting on June 19, 2015.
(2)	This option vests in three equal annual installments with the first installment vesting on February 5, 2016.
(3)	This option vests in three equal annual installments with the first installment vesting on May 23, 2015.
(4)	This option vests in three equal annual installments with the first installment vesting on February 24, 2015.
(5)	This option vests in three equal annual installments with the first installment vesting on August 15, 2016.
(6)	Represents outstanding and unvested awards of time-vested restricted stock at December 31, 2016. All unvested restricted stock awards set
(7)	Calculated by multiplying the closing price per share of the Company’s Common Stock on December 31, 2016, $3.24, by the number of shares subject to the award.

Option Exercises and Stock Vested in Fiscal Year Ended December 31, 2016

The following table provides information about the value realized by the named executive officers upon the exercise of option awards and the vesting of stock awards during the fiscal year ended December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Kenneth Ferry	—	$—	66,667	$300,404
Stacey Stevens	—	—	23,334	103,904
Kevin Burns	41,666	121,954	43,333	197,799
Richard Areglado	—	—	17,501	70,246

(1)	The value realized is calculated by determining the difference between the market price of the underlying Common Stock at exercise and the exercise price of the respective option awards.
(2)	The value realized on the vesting of stock awards is calculated by multiplying the number of shares of Common Stock vested by the market value of the Common Stock on the vesting date of the respective awards.

Potential Payments upon Termination or Change in Control

In the event a named executive officers’ employment is terminated within twelve months (for Mr. Ferry), six months (for Mr. Christopher or Mr. Areglado) or three months (for Ms. Stevens) following a change in control by the Company without cause (for all named executive officers) or by the executive for good reason (for Mr. Ferry, Mr. Christopher and Mr. Areglado), then we will pay to the executive as severance pay an amount equal to (a) his or her base salary as then in effect for a period of two years (for Mr. Ferry), eighteen months (for Mr. Christopher and Ms. Stevens) or six months (for Mr. Areglado), as applicable from the date of termination, (b) other than in the case of Mr. Areglado, an amount equal to the incentive bonus which would otherwise been payable for the employment year in which the date of termination occurs, and (c) in the case of Mr. Areglado, (i) continued participation the Company’s group health plan for six months and (ii) accelerated payment of a retention bonus equal in an amount equal to $50,000 (which would otherwise be paid on September 1, 2017).

If within twelve months (for Mr. Ferry), six months (for Mr. Christopher) or three months (for Ms. Stevens) after the occurrence of a change in control, we terminate the executive’s employment without cause (for all named executive officers other than Mr. Areglado) or the executive terminates his employment for good reason (for Mr. Ferry and Mr. Christopher), then despite the vesting and exercisability schedule contained in any stock option agreement or other equity award agreement between us and the executive, all unvested stock options and other equity awards will immediately vest and become exercisable and will remain exercisable for not less than 180 days.

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

Additionally, Mr. Ferry and Ms. Stevens, entered into Change of Control Bonus Agreements in October 2015. The Agreements provided that upon a Change of Control of the Company, the executive will be entitled to a cash bonus. A change of control for this purpose means the sale of all or substantially all of the assets of the Company or the acquisition of more than 50% of the outstanding equity or ownership interests by any one person or group of persons. The amount of the bonus will be based upon the product of (i) the number of shares of the Company’s outstanding equity interest as of the closing of the transaction resulting in a change of control multiplied by (ii) the price of one such interest as of such closing as reported on the principal stock exchange on which such equity interests are traded. If such amount is greater than $100 million, but does not exceed $150 million, the Company will pay Mr. Ferry 1.25% of such amount and Ms. Stevens 0.50% of such amount. In the event such amount exceeds $150 million, the Company will pay Mr. Ferry 1.75% of such amount and Ms. Stevens 0.75% of such amount. Such agreements will terminate upon the earliest of (a) payment of bonuses due to a change of control; (b) the executive’s termination of employment prior to a change of control; or (c) by mutual agreement of the Company and the executive. No benefits will be paid for such bonus if the executive incurs a separation from service with the Company for any reason, not including military leave, sick leave, vacation or other bona fide leave of absence, at any time prior to a change of control. The agreements also amend the language of each executive’s employment agreements related to Section 280G of the Internal Revenue Code. The agreements provide that the Company shall pay the executive the greater of (i) all of the payments and benefits payable under the Change of Control Bonus Agreement and all other agreements between the Company and the executive as a result of a change in ownership or control or (ii) one dollar less than the amount of such payments and benefits that would subject the executive to the tax imposed by Section 4999 of the Code, whichever gives the executive the highest net after-tax amount.

The following table quantifies the estimated maximum amount of payments and benefits under our change in control agreements, employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would be entitled upon termination of employment if we terminated their employment without cause within twelve months (for Mr. Ferry) six months (for Mr. Christopher and Mr. Areglado) or three months (for Ms. Stevens) following a “change in control” of us that (by assumption) occurred on December 31, 2016:

Name	Present Value of Salary ($)		Value of Accelerated Vesting of Equity Awards (1) ($)		Total Termination Benefits (2) ($)
Kenneth Ferry	1,113,225	(3)	722,520	(4)	1,835,745
Richard Christopher	435,392	(5)	324,000	(6)	759,392
Stacey Stevens	526,300	(7)	318,602	(8)	844,902
Richard Areglado	150,131	(9)	N/A	(10)	150,131

(1)	This amount represents the value of the unvested portion of the respective named executive officer’s stock options, restricted stock and restricted stock units based upon a closing price of $3.24 of our common stock on December 31, 2016.

(2)	Assuming a change in control as of December 31, 2016, no amount would be payable to either Mr. Ferry or Ms. Stevens under their respective change in control agreements because the market value of the Company (based on the number of shares outstanding multiplied by the closing price of $3.24 of our common stock) as of such date was less than $100 million.
(3)	Amount is equal to twenty-four months of base salary, plus Mr. Ferry’s 2016 incentive bonus.
(4)	Represents the value of 148,333 shares of restricted stock and 75,000 performance share units. The value of the accelerated vesting of Mr. Ferry’s unvested stock options is not included in this amount because the exercise price of the stock options exceeds the value of our common stock as of December 31, 2016.
(5)	Amount is equal to eighteen months of base salary, plus Mr. Christopher’s 2016 incentive bonus.
(6)	Represents the value of 50,000 shares of restricted stock and 50,000 performance share units.
(7)	Amount is equal to eighteen months of base salary, plus Ms. Stevens’ 2016 incentive bonus.
(8)	Represents the value of 60,834 shares of restricted stock and 37,500 performance share units. The value of the accelerated vesting of Ms. Stevens’ unvested stock options is not included in this amount because the exercise price of the stock options exceeds the value of our common stock as of December 31, 2016.
(9)	Amount is equal to the sum of (i) six months of base salary, (ii) six months of continued participation in the Company’s group health plan and (iii) accelerated payment of Mr. Areglado’s retention bonus.
(10)	Unlike the other named executive officers, Mr. Areglado’s severance and change in control agreement does not entitle him to automatic accelerated vesting of stock options and other equity awards upon a termination without cause or resignation for good reason following a change in control of the Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 21st 2017 by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our named executive officers, (iii) each of our directors and director nominees; and (iv) all current executive officers and directors as a group. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 98 Spit Brook Road, Suite 100, Nashua, New Hampshire 03062.

Title of Class	Name of Beneficial Owner	Beneficially Owned (1) (2)		Percentage of Class
Common	Dr. Lawrence Howard	646,920	(3)	4.0%
Common	Kenneth Ferry	639,136	(4)	3.9%
Common	Dr. Rachel Brem	46,736	(5)	*
Common	Anthony Ecock	35,328	(6)	*
Common	Dr. Robert Goodman	22,432	(7)	*
Common	Steven Rappaport	92,600	(8)	*
Common	Andrew Sassine	1,257,460	(9)	7.8%
Common	Somu Subramaniam	152,229	(10)	*
Common	Dr. Elliot Sussman	141,987	(11)	*
Common	Richard Christopher	—		*
Common	Stacey Stevens	153,548	(12)	*
Common	RMB Capital Holdings, LLC	1,000,910	(13)	6.2%
Common	All current executive officers and directors as a group (11 persons)	3,188,375	(14)	18.9%

*	Less than one percent

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 21, 2017, upon (i) the exercise of options; (ii) vesting of restricted stock; (iii) warrants or rights; (iv) through the conversion of a security; (v) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (vi) pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 21, 2017, have been exercised.

(2)	Unless otherwise noted, we believe that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.
(3)	Includes exercisable options to purchase 19,998 shares of common stock. Also includes (i) 478,022 shares of common stock held by Dr. Howard, (ii) 2,300 shares beneficially owned by Dr. Howard’s wife and (iii) 150,600 shares beneficially owned by Dr. Howard’s children.
(4)	Includes exercisable options to purchase 426,667 shares of common stock. Also includes 212,469 shares of common stock held by Mr. Ferry.
(5)	Includes exercisable options to purchase 25,155 shares of common stock. Also includes 21,581 shares of common stock held by Dr. Brem.
(6)	Includes exercisable options to purchase 19,470 shares of common stock. Also includes 15,858 shares of common stock held by Mr. Ecock.
(7)	Includes exercisable options to purchase 16,432 shares of common stock. Also includes 6,000 shares of common stock held by Dr. Goodman.

(8)	Includes exercisable options to purchase 18,730 shares of common stock. Also includes 73,870 shares of common stock held by Mr. Rappaport.
(9)	Includes exercisable options to purchase 5,358 shares of common stock Also includes 1,257,460 shares of common stock held by Mr. Sassine.
(10)	Includes exercisable options to purchase 19.966 shares of common stock. Also includes 132,263 shares of common stock held by Mr. Subramanian.
(11)	Includes exercisable options to purchase 59,482 shares of common stock. Also includes 82,505 shares of common stock held by Dr. Sussman.
(12)	Includes exercisable options to purchase 86,668 shares of common stock Also includes 66,880 shares of common stock held by Ms. Stevens.
(13)	Based solely on a Schedule 13G filed on February 13, 2017 by RMB Capital Holdings, LLC, RMB Capital Management, LLC and Iron Road Capital Partners, LLC. These three parties share voting power and dispositive power over 1,000,910 shares of common stock. The address of RMB Capital Holdings, LLC is 115 S. LaSalle Street, 34th Floor, Chicago, Illinois, 60603.
(14)	Represents: (i) options to purchase 697,926 shares of common stock, which may be exercised within 60 days of the Record Date; (ii) 256,167 shares of unvested restricted stock as to which the beneficial owner has the right to vote and receive dividends, if any are paid.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2016.

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	1,425,348	$5.05	1,482,496
Equity compensation plans not approved by security holders (1):	0	$0.00	-0-
Total	1,425,348	$5.05	1,482,496

(1)	Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with non-plan option holders. See Note 6 of Notes to our consolidated financial statements for a description of our Stock Option and Stock Incentive Plans and certain information regarding the terms of the non-plan options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Board of Directors and Director Independence

The Board currently consists of nine members. The Board has determined that Drs. Howard, Brem, Goodman and Sussman and Messrs. Ecock, Rappaport, Sassine and Subramaniam meet the director independence requirements under the applicable listing rules of The NASDAQ Stock Market LLC (“NASDAQ”).

Leadership Structure

The Board believes that the Company and its stockholders are best served by having a Board Chairman whose duties are separate from those of the Chief Executive Officer. In accordance with our Amended and Restated By-Laws (“By-Laws”), our Board appoints our Chief Executive Officer and our Board Chairman. The Chairman is selected from among the directors.

Review, Approval or Ratification of Transactions with Related Persons

We have adopted written policies and procedures regarding related person transactions. Our policy intends to cover any transaction described under Item 404(a) of Regulation S-K. Our Audit Committee is responsible for reviewing and approving all related-persons transactions pursuant to the Audit Committee Charter, which has been adopted by the Board. A related person is any executive officer, director, nominee for director or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons. The Audit Committee reviews and approves all related person transactions without regard to the thresholds established for disclosure under Item 404(a) of Regulation S-K. The Chairperson of the Audit Committee can be reached by sending a letter to Chairperson of the Audit Committee, Confidential – Conduct of Business Affairs at: iCAD, Inc., 98 Spit Brook Road, Suite 100, Nashua, NH 03062.

Compensation Committee Report

The Compensation Committee met with management and reviewed and discussed with management the Compensation Discussion and Analysis. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement of the Company.

The information contained in this Compensation Committee report is not “soliciting material” and has not been “filed” with the SEC. This report will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we may specifically incorporate it by reference into a future filing.

Compensation Committee:

Dr. Elliot Sussman, Chair

Dr. Rachel Brem

Mr. Somu Subramaniam

Dr. Lawrence Howard

Item 14.	Principal Accounting Fees and Services.

Aggregate fees for professional services rendered for the Company by BDO, its independent registered public accounting firm, as of or for the fiscal years ended December 31, 2016 and 2015 were:

	Fiscal Year Ended
Services Rendered (1)	December 31, 2016	December 31, 2015
Audit Fees	$347,288	$353,325
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$347,288	$353,325

1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

Audit Fees. Audit fees for the fiscal years ended December 31, 2016 and 2015 were for professional services rendered for the audits of our financial statements, quarterly reviews, issuance of consents, and assistance with review of documents filed with the SEC.

Audit-Related Fees. There were no amounts paid to BDO for audit related fees for the fiscal years ended December 31, 2016 and 2015 because no audit related services were provided by BDO.

Tax and all Other Fees. No tax fees or other fees were paid to BDO for the fiscal years ended December 31, 2016 and 2015 because no tax related or other services were provided by BDO, except for the audit services described above.

The Audit Committee has considered and determined that the services provided by BDO are compatible with BDO maintaining its independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

2(a)	Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer. [incorporated by reference to Annex A of the Company’s proxy statement/prospectus dated May 24, 2002 contained in the Registrant’s Registration Statement on Form S-4, File No. 333-86454].

2(b)	Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett [incorporated by reference to Exhibit 2(a) to the Registrant’s Current Report on Form 8-K for the event dated December 31, 2003].

2(c)	Asset Purchase Agreement as of dated June 20, 2008 between the Registrant and 3TP LLC dba CAD Sciences [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008]. **

2(d)	Agreement and Plan of Merger dated December 15, 2010 by and among the Registrant, XAC, Inc., Xoft, Inc. and Jeffrey Bird as representative of the Xoft, Inc.’s stockholders [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated December 30, 2010]. **

2(e)	Asset Purchase Agreement by and between iCAD, Inc. and Radion, Inc., dated as of July 15, 2014. [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014]. **

2(f)	Asset Purchase Agreement by and between iCAD, Inc. and DermEbx, a series of Radion Capital Partners, LLC, dated as of July 15, 2014. [incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014]. **

2(g)	Asset Purchase Agreement by and between iCAD, Inc. and Invivo Corporation. [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the event dated December 22, 2016]. **

3 (a)	Certificate of Incorporation of the Registrant as amended through June 16, 2015 [incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2015].

3(b)	Amended and Restated By-laws of the Registrant [incorporated by reference to Exhibit 3 (b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2007].

4.1(a)	Form of Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.2(b)	Form of B Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.3(c)	Registration Rights Agreement, dated as of December 29, 2011 [incorporated by reference to Exhibit 4.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(a)	2002 Stock Option Plan [incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4 (File No. 333-86454)].*

10(b)	2004 Stock Incentive Plan [incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004].*

10(c)	Form of Option Agreement under the Registrant’s 2002 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(d)	Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(e)	2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(f)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(g)	2016 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016].

10(h)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(i)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2014].

10(ji)	Lease Agreement dated December 6, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH [incorporated by reference to Exhibit 10(mm) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].

10(kj)	2007 Stock Incentive Plan, as amended [incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 16, 2009]. *

10(l)	Form of Option Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009]*

10(m)	Form of Restricted Stock Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009].*

10(n)	Employment Agreement entered into as of September 25, 2012 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 26, 2012] *

10(o)	Employment Agreement entered into as of June 1, 2008 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.8 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(p)	Employment Agreement dated as of June 1, 2008 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10.9 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(q)	Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].

10(r)	Option Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].*

10(s)	Facility Agreement including form of Promissory note, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(t)	Form of Security Agreement by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(u)	Form of Security Agreement by and among Xoft, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(v)	Revenue Purchase Agreement, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.4 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(w)	Revenue Purchase Termination and Amendment of Facility Agreement, dated as of April 28, 2014, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 10-Q filed with the SEC on May 14, 2014].

10(x)	Settlement Agreement, dated as of December 22, 2011, by and among the Company, Carl Zeiss Meditec, AG and Carl Zeiss Meditec,Inc. [incorporated by reference to Exhibit 10(y) to the Registrant’s Report on Form 10-K for the year ended December 31, 2012]

10(y)	Amendment No. 1 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 25, 2013].*

10(z)	Amendment No. 2 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to the Registrant’s report on Form 8-K filed with the SEC on February 11, 2015].*

10(aa)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Ken Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(bb)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Kevin Burns [incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(cc)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(dd)	Asset Purchase Agreement dated December 16, 2016 between the Registrant and Invivo Corporation [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 22, 2016].

10(ee)	Employment Agreement dated November 4, 2016 between the Registrant and Richard Christopher [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 10, 2016].

10(ff)	First Amendment to Lease dated September 19, 2016 between the Registrant and The Irvine Company [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 21, 2016].

10(gg)	Employment Agreement dated December 22, 2016 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 28, 2016].

10(hh)	Amendment No. 1 to Employment Agreement dated as of June 1, 2008 between the Registrant and Stacey M. Stevens [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on December 28, 2016].

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management compensation plan or arrangement.
**	The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, INC.
Date: May 1, 2017

/s/ Kenneth Ferry	Chief Executive Officer
Kenneth Ferry	Director (Principal Executive Officer)
May 1, 2017

/s/ Richard Christopher	Executive Vice President,
Richard Christopher	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
May 1, 2017