Form 10-Q
period 2017-03-31
ICAD INC
filed 2017-05-11
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of the close of business on May 10, 2017 there were 16,374,930 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$9,543	$8,585
Trade accounts receivable, net of allowance for doubtful accounts of $210 in 2017 and $172 in 2016	5,566	5,189
Inventory, net	3,478	3,727
Prepaid expenses and other current assets	693	1,128
Assets held for sale	—	1,304

Total current assets	19,280	19,933

Property and equipment, net of accumulated depreciation of $6,783 in 2017 and $6,538 in 2016	1,353	1,385
Other assets	403	53
Intangible assets, net of accumulated amortization of $7,651 in 2017 and $7,518 in 2016	3,052	3,183
Goodwill	14,097	14,097

Total assets	$38,185	$38,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,714	$1,577
Accrued and other expenses	5,032	4,988
Lease payable - current portion	22	86
Liabilities held for sale	—	832
Deferred revenue	5,172	5,372

Total current liabilities	11,940	12,855

Other long-term liabilities	124	83
Deferred revenue, long-term portion	589	668
Deferred tax	7	7

Total liabilities	12,660	13,613

Commitments and Contingencies (Note 6 and 8)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,352,843 in 2017 and 16,260,663 in 2016; outstanding 16,167,012 in 2017 and 16,074,832 in 2016	164	163
Additional paid-in capital	214,842	213,899
Accumulated deficit	(188,066)	(187,609)
Treasury stock at cost, 185,831 shares in 2017 and 2016	(1,415)	(1,415)

Total stockholders’ equity	25,525	25,038

Total liabilities and stockholders’ equity	$38,185	$38,651

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Products	$3,131	$2,028
Service and supplies	3,660	4,010

Total revenue	6,791	6,038

Cost of revenue:
Products	420	190
Service and supplies	1,384	1,359
Amortization and depreciation	298	303

Total cost of revenue	2,102	1,852

Gross profit	4,689	4,186

Operating expenses:
Engineering and product development	2,574	2,271
Marketing and sales	2,902	2,496
General and administrative	2,034	1,626
Amortization and depreciation	122	286
Gain on sale of MRI assets	(2,508)	—

Total operating expenses	5,124	6,679

Loss from operations	(435)	(2,493)

Interest expense	(5)	(23)
Other income	—	5

Other expense, net	(5)	(18)

Loss before income tax (expense) benefit	(440)	(2,511)

Tax (expense) benefit	(17)	(22)

Net loss and comprehensive loss	$(457)	$(2,533)

Net loss per share:
Basic	$(0.03)	$(0.16)

Diluted	$(0.03)	$(0.16)

Weighted average number of shares used in computing loss per share:
Basic	16,135	15,826

Diluted	16,135	15,826

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2017	2016
	(in thousands)

Cash flow from operating activities:
Net loss	$(457)	$(2,533)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Amortization	133	247
Depreciation	287	342
Bad debt provision	37	102
Stock-based compensation expense	969	650
Amortization of debt discount and debt costs	—	(2)
Interest on settlement obligations	13	23
Gain from acquisition litigation settlement	—	(249)
Loss on disposal of assets	—	1
Gain on sale of MRI assets	(2,508)	—
Changes in operating assets and liabilities (net of the effect of acquistions):
Accounts receivable	(433)	1,690
Inventory	251	(223)
Prepaid and other current assets	435	(31)
Accounts payable	137	40
Accrued expenses	8	(940)
Deferred revenue	(483)	(1,038)

Total adjustments	(1,154)	612

Net cash used for operating activities	(1,611)	(1,921)

Cash flow from investing activities:
Additions to patents, technology and other	(2)	(2)
Additions to property and equipment	(253)	(133)
Acquisition of VuComp M-Vu CAD	—	(6)
Sale of MRI assets	2,850	—

Net cash provided by (used for) investing activities	2,595	(141)

Cash flow from financing activities:
Stock option exercises	19	10
Taxes paid related to restricted stock issuance	(45)	(45)
Principal payments of capital lease obligations	—	(316)

Net cash used for financing activities	(26)	(351)

Increase (Decrease) in cash and equivalents	958	(2,413)
Cash and equivalents, beginning of period	8,585	15,280

Cash and equivalents, end of period	$9,543	$12,867

Supplemental disclosure of cash flow information:
Interest paid	$3	$29

Taxes paid	$29	$32

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2017, the results of operations of the Company for the three month period ended March 31, 2017 and 2016, and cash flows of the Company for the three month period ended March 31, 2017 and 2016. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 24, 2017. The results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any future period.

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

March 31, 2017

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

The Company recognizes post contract customer support revenue together with the initial licensing fee for certain MRI products in accordance with ASC 985-605-25-71. In January 2017 the Company sold certain MRI assets to Invivo.

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

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, costs relating to service including personnel costs for physicists, management services and radiation therapists, costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, cost of supplies, manufacturing, warehousing, material movement, inspection, scrap, rework, amortization, depreciation and in-house product warranty repairs. Included in cost of revenue for the three months ended March 31, 2016 is a credit of $138,000 related to a refund of the Medical Device Excise Tax (“MDET”). The MDET refund of $138,000 for the three months ended March 31, 2016 related to refunds of the MDET for the periods from April 2013 to December 2015. The MDET refunds were not material to any prior period; accordingly, prior periods have not been restated.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

Note 2 - Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(457)	$(2,533)

Basic and diluted shares used in the calculation of net loss per share	16,135	15,826

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of net loss per share	16,135	15,826

Net loss per share - basic and diluted	$(0.03)	$(0.16)

Net loss per share - diluted	$(0.03)	$(0.16)

The shares of the Company’s common stock, issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended
	March 31,
	2017	2016
Stock options	1,440,291	1,559,998
Restricted stock	442,817	390,477

Stock options and restricted stock	1,883,108	1,950,475

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

March 31, 2017

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

The assets obtained in the acquisition of VuComp’s M-Vu Cancer detection portfolio (including the M-Vu breast density product) and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment. Included in revenue of the Detection segment for the three months ended March 31, 2016 and March 31, 2017 is approximately $0.0 and $0.1 million, respectively as a result of this acquisition. Pro forma results of operations have not been presented because the effects of the business combination were not material to our consolidated financial results.

Note 4 – Sale of MRI Assets

In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation. In accordance with the agreement, the Company sold to Invivo all right, title and interest to certain intellectual property relating to the Company’s VersaVue Software and DynaCAD product and related assets for $3.2 million. The Company closed the transaction on January 30, 2017 less a holdback reserve of $350,000 for a net of approximately $2.9 million. The holdback reserve of $350,000 has been recorded as an asset in other assets and will be paid to the Company within eighteen months from the closing date, less any amounts, if any, due and payable or reserved under the indemnification provisions in the Asset Purchase agreement.

The Company determined the sale constituted the sale of a business in accordance with ASC 805. The Company performed an evaluation to determine if the sale constituted discontinued operations and concluded that the sale did not represent a major strategic shift, and accordingly it was not considered to be discontinued operations. In connection with the transaction, the Company allocated $394,000 of goodwill which was a component of the gain on the sale. The allocation was based on the fair value of the assets sold relative to the fair value of the Detection reporting unit as of the date of the agreement, based on the guidance from ASC 350-20-40-3.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

The value of the net assets sold is as follows (in thousands):

Assets
Accounts Receivable	$116
Intangible assets	810
Allocated Goodwill	394

Total Assets	$1,320

Liabilities
Deferred Revenue	$746

Total Liabilities	$746

Net Assets Sold	$574

In connection with the sale the Company agreed to provide certain transition services to Invivo. The fair value of the transition services were determined based on the cost to provide plus a reasonable profit margin and will be recognized as revenue over the expected term of approximately ninety days from the closing date. The Company recorded a gain of $2.5 million as of the closing date. The components of the gain on the sale are as follows (in thousands):

Gain on Sale
Cash received	$2,850
Holdback reserve	350
Fair value of transition services	(118)
Net Assets sold	(574)

Total	2,508

Note 5 – Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows (in thousands):

	as of March 31, 2017	as of December 31, 2016
Raw materials	$2,118	$2,503
Work in process	143	75
Finished Goods	1,217	1,149

Inventory	$3,478	$3,727

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

Note 6 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through March 2018. Certain of these leases contain renewal options. Rent expense under operating leases was $216,000 and $162,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Future minimum lease payments as of March 31, 2017 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases
2017	447
2018	738
2019	746
2020	174

$2,105

Capital leases

In connection with the Radion/DermEbx Acquisition which closed in July 2014, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. In connection with the acquisition, the Company recorded a fair value adjustment to interest expense and is amortizing the adjustment over the life of the related lease. As of March 31, 2017, the outstanding liability for the acquired equipment leases was approximately $22,000.

Future minimum lease payments under all outstanding capital leases are as follows: (in thousands)

Fiscal Year	Capital Leases
2017	$22

subtotal minimum lease obligation	22
less interest	—

Total, net	22
less current portion	22

Long term portion	$0

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

Related Party Lease:

Kamal Gogineni is an employee of one of the Company’s subsidiaries and a stockholder of the Company’s common stock. Additionally, Mr. Gogineni is a shareholder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “Lease”). In connection with the Company’s acquisition of assets of Radion, Inc. and DermEbx that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company is obligated to pay a total of $22,000 and the liability is included in the minimum lease payments above, with remaining payments of $22,000 in 2017.

Note 7 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

The Company granted options to purchase 37,502 shares of the Company’s stock in the three months ended March 31, 2017. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended
	March 31,
	2017	2016
Average risk-free interest rate	1.48%	0.91%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	70.8% to 72.0%	75.3%
Weighted average exercise price	$4.78	$4.47
Weighted average fair value	$2.45	$2.35

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Cost of revenue	$2	$2
Engineering and product development	205	111
Marketing and sales	223	173
General and administrative	539	364

	$969	$650

As of March 31, 2017, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$3,543
Weighted average term	1.0 years

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted a total of 162,500 shares of performance based restricted stock during 2016 with performance measured on meeting a revenue target based on growth for fiscal year 2017 and vesting in three equal installments with the first installment vesting upon measurement of the goal. In addition, a maximum of 108,333 additional shares are available to be earned based on exceeding the revenue goal. Assumptions used to determine the value of performance based grants of restricted stock include the probability of achievement of the specified revenue targets. Compensation cost for performance based restricted stock requires significant judgment regarding probability of achieving the performance objectives and compensation cost is re-measured at every reporting period. As a result compensation cost could vary significantly during the performance measurement period. The Company granted 33,819 shares of restricted stock with time based vesting in the quarter ended March 31, 2017,

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended
	March 31,
Aggregate intrinsic value	2017	2016

Stock options	$1,425	$1,842
Restricted stock	2,039	1,991

The intrinsic value of stock options exercised during the three months ended March 31, 2017 and March 31, 2016 was $22,000 and $6,000, respectively. The intrinsic value of restricted shares that vested in each of the quarters ended March 31, 2017 and 2016 was $0.3 million and $0.7 million, respectively.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

Note 8 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of March 31, 2017.

Settlement Obligations

In connection with the acquisition of Xoft in 2010, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company has a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that utilize the licensed rights. The Company has a liability within accounts payable and accrued expenses for future payment and for future minimum royalty obligations totaling $448,000 as of March 31, 2017. The Company recorded interest expense of approximately $0 and $10,000 in three months ended March 31, 2017, and March 31, 2016, respectively, related to this obligation.

In December, 2011, the Company agreed to a settlement related to litigation with Carl Zeiss Meditec AG. The Company is obligated to pay the remaining amount of $0.5 million in June 2017. As of March 31, 2017, the remaining liability recorded within accrued expenses was $487,000. The Company recorded interest expense of approximately $13,000 in each of the three months ended March 31, 2017, and March 31, 2016 related to this obligation.

Other Commitments

The Company is obligated to pay approximately $0.4 million for firm purchase obligations to suppliers for future product deliverables.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

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

March 31, 2017

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

Fair value measurements using: (000’s) as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$6,622	$—	$—	$6,622

Total Assets	$6,622	$—	$—	$6,622

Fair value measurements using: (000’s) as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$6,223	$—	$—	$6,223

Total Assets	$6,223	$—	$—	$6,223

Note 10 - Income Taxes

The Company recorded an income tax provision of $17,000 and $22,000 for the three months ended March 31, 2017, and March 31, 2016, respectively. At March 31, 2017, the Company had no material unrecognized tax benefits and no adjustments to liabilities or tax expense were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2017. On January 1, 2017, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement, and excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result of the adoption, the net operating loss deferred tax assets increased by $2.1 million and are offset by a corresponding increase in the valuation allowance. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

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

The Company did not have any triggering events in the quarter ended March 31, 2017.

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

March 31, 2017

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

The Company would record an impairment charge if such an assessment were to indicate that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company utilizes either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of reporting units. The Company makes assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made. The Company did not have any triggering events in the quarter ended March 31, 2017.

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

March 31, 2017

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

In December, 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation. The Company sold and conveyed to Buyer all right, title and interest to certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets. As a result of the Asset Purchase Agreement, the Company determined that the sale constituted the sale of a business and the Company allocated $394,000 of goodwill to assets held for sale as of December 31, 2016. The allocation was based on the fair value of the assets sold relative to the fair value of the Detection reporting unit as of the date of the Asset Purchase Agreement. The Company closed the transaction on January 30, 2017, and goodwill was a component of the net assets sold as of the closing date.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

A roll forward of goodwill activity by reportable segment is as follows (in thousands):

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—
Acquisition of DermEbx and Radion	—	6,154	6,154
Acquisition measurement period adjustments	—	116	116
Acquisition of VuComp	800	—	800
Impairment	—	(13,981)	(13,981)

Balance at December 31, 2015	8,463	5,735	14,198

Acquisition of VuComp	293	—	293
Sale of MRI assets	(394)	—	(394)

Balance at December 31, 2016	8,362	5,735	14,097

			—

Balance at March 31, 2017	$8,362	$5,735	$14,097

Accumulated Goodwill	699	6,270	54,906
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(13,981)	(40,809)

Balance at March 31, 2017	$8,362	$5,735	$14,097

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

March 31, 2017

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Segment revenues:

Detection	$4,489	$3,930
Therapy	2,302	2,108

Total Revenue	$6,791	$6,038

Segment gross profit:

Detection	$4,001	$3,449
Therapy	688	737

Segment gross profit	$4,689	$4,186

Segment operating income (loss):

Detection	1,502	1,202
Therapy	(2,383)	(2,007)

Segment operating income (loss)	$(881)	$(805)

General, administrative, depreciation and amortization expense	$(2,062)	$(1,688)
Interest expense	(5)	(23)
Gain on sale of MRI assets	2,508	—
Other income	—	5

Loss before income tax	$(440)	$(2,511)

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

March 31, 2017

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

On January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including income taxes consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement, and excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result of the adoption, the net operating loss deferred tax assets increased by $2.1 million and are offset by a corresponding increase in the valuation allowance.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

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

The Company has grown primarily through acquisitions including CADx, Qualia Computing, CAD Sciences, Xoft, DermEbx, Radion and VuComp. The Radion/DermEbx acquisition extended the Company’s position as a larger player in the oncology market, including the components that enable dermatologists and radiation oncologists to develop, launch and manage their electronic brachytherapy (“eBx”) programs for the treatment of non-melanoma skin cancer. The VuComp acquisition included an extensive library of related clinical data which we use for cancer detection research and patents, as well as key personnel and expanded our customer base.

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

The Company intends to continue the extension of its image analysis and clinical decision support solutions for mammography and CT imaging. The Company believes that advances in digital imaging techniques, such as 3D mammography, should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products. In January 2016, the Company completed the acquisition of VuComp’s M-Vu cancer detection portfolio including M-Vu CAD for $6,000. The acquisition provided clinical data for research and an additional customer install base to sell the Company’s cancer detection solutions. In December, 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation. The Company sold and conveyed to Invivo all right, title and interest to certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets. The Company closed the transaction on January 30, 2017, and recorded a gain on the sale of approximately $2.5 million as of the closing date. In March 2017, the Company announced that it received Premarket Approval from the U.S. Food and Drug Administration for the Powerlook Tomo Detection product.

In the Therapy segment, the Company offers an isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“Xoft eBx”) can be used for the treatment of early-stage breast cancer, endometrial cancer, cervical cancer and skin cancer. We believe the Xoft eBx system platform indications represent strategic opportunities in the United States and international markets to offer differentiated treatment alternatives. In addition, the Xoft eBx system generates additional recurring revenue for the sale of consumables and related accessories and offer solutions that enable dermatologists and radiation oncologists to develop, launch and manage their eBx programs for the treatment of non-melanoma skin cancer (“NMSC”).

As we have discussed in our risk factors noted in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016, our business can be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices customers are willing to pay for those products in a particular jurisdiction.

The Company’s headquarters are located in Nashua, New Hampshire, with a manufacturing facility in New Hampshire and an operations, research, development, manufacturing and warehousing facility in San Jose, California.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a comprehensive list of the Company’s critical accounting policies, reference should be made to the Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 24, 2017.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenue: (in thousands)

	Three months ended March 31,
	2017	2016	Change	% Change
Detection revenue
Product revenue	$2,667	$1,801	$866	48.1%
Service revenue	1,822	2,129	(307)	(14.4)%

Subtotal	4,489	3,930	559	14.2%

Therapy revenue
Product revenue	464	227	237	104.4%
Service revenue	1,838	1,881	(43)	(2.3)%

Subtotal	2,302	2,108	194	9.2%

Total revenue	$6,791	$6,038	$753	12.5%

Three months ended March 31, 2017 and 2016:

Total revenue for the three month period ended March 31, 2017 was $6.8 million compared with revenue of $6.0 million for the three month period ended March 31, 2016, an increase of approximately $0.8 million, or 12.5%. The increase in revenue was due to an increase in Detection revenues of approximately $0.6 million and an increase in Therapy revenue of approximately $0.2 million.

Detection product revenue increased by approximately $0.9 million from $1.8 million to $2.7 million or 48.1% in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase is due primarily to an increase in CAD revenues of $1.0 million, an increase in Colon revenue of $0.1 million offset by a decrease in MRI revenue of approximately $0.2 million. The increase in CAD revenue is due primarily to an increase in digital systems driven by increases in sales to our OEM partners. The decrease in MRI product revenue is due primarily to the sale of our MRI assets to Invivo as of January 30, 2017.

Detection service and supplies revenue decreased by approximately $0.3 million from $2.1 million in the three months ended March 31, 2016 to $1.8 million in the three months ended March 31, 2017. The decrease in service and supplies revenue is due primarily to the decrease in service revenue associated with the MRI business. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $0.5 million for the three months ended March 31, 2017 as compared to $0.2 million for the three months ended March 31, 2016. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supply revenue was approximately $1.9 million for the three months ended March 31, 2016 as compared to $1.8 million for the three months ended March 31, 2017. Therapy service and supplies revenue is primarily the services related to electronic brachytherapy for Non Melanoma Skin Cancer (“NMSC”).

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended March 31,
	2017	2016	Change	% Change
Products	$420	$190	$230	121.1%
Service and supplies	1,384	1,359	25	1.8%
Amortization and depreciation	298	303	(5)	(1.7)%

Total cost of revenue	$2,102	$1,852	$250	13.5%

Gross profit	$4,689	$4,186	$503	12.0%
Gross profit %	69.0%	69.3%

	Three months ended March 31,
	2017	2016	Change	% Change
Detection gross profit	$4,001	$3,449	$552	16.0%
Therapy gross profit	688	737	(49)	(6.6%)

Gross profit	$4,689	$4,186	$503	12.0%

Gross profit %	69.0%	69.3%

Gross profit for the three month period ended March 31, 2017 was $4.7 million, or 69.0% of revenue as compared to $4.2 million or 69.3% of revenue in the three month period ended March 31, 2016. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products increased by approximately $0.2 million from approximately $0.2 million for the three months ended March 31, 2016 to approximately $0.4 million for the three months ended March 31, 2017, which is due primarily to the increase in Therapy and Detection product revenue. The cost of product revenue as a percentage of product revenue was approximately 13% for the three months ended March 31, 2017 as compared to 9% for the three months ended March 31, 2016. The increase in cost of product revenue as a percentage of product revenue is due primarily to the increase in Detection product sales, which have a higher margin.

•	The cost of service and supplies was $1.4 million in each of the three months ended March 31, 2016 and March 31, 2017. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 38% for the quarter ended March 31, 2017 and 34% for the quarter ended March 31, 2016. The increase in the cost of service and supplies revenue as a percentage of revenue reflects the reduction in service and supplies revenue due to the fixed costs in the cost of service and supplies revenue.

•	Amortization and depreciation was approximately $0.3 million in each of the three months ended March 31, 2016 and March 31, 2017.

Operating Expenses: (in thousands)

	Three months ended March 31,
	2017	2016	Change	Change %
Operating expenses:
Engineering and product development	$2,574	$2,271	$303	13.3%
Marketing and sales	2,902	2,496	406	16.3%
General and administrative	2,034	1,626	408	25.1%
Amortization and depreciation	122	286	(164)	(57.3)%
Gain from sale of MRI assets	(2,508)	—	(2,508)	0.0%

Total operating expenses	$5,124	$6,679	$(1,555)	(23.3)%

Operating expenses decreased by approximately $1.6 million or 23.3% in the three months ended March 31, 2017. The decrease is due primarily to the $2.5 million gain from the sale of MRI assets, which offset the increase in operating expenses of approximately $1.0 million. The Company continues to manage expenses while investing in long-term and strategic initiatives.

Engineering and Product Development. Engineering and product development costs increased by $0.3 million from $2.3 million in the three month period ended March 31, 2016 to $2.6 million in the three month period ended March 31, 2017. Detection engineering and product development costs increased by $0.1 million to $1.3 million for the three months ended March 31, 2017 from $1.2 million for the three months ended March 31, 2016. Therapy engineering and product development costs increased by $0.1 million to $1.2 million for the three months ended March 31, 2017 from $1.1 million for the three months ended March 31, 2016. The Company continues to invest in strategic initiatives such as the development of clinical evidence in both Detection and Therapy, development of breast tomosynthesis products and ongoing enhancements to our electronic brachytherapy products.

Marketing and Sales. Marketing and sales expenses increased by $0.4 million or 16.3%, from $2.5 million in the three month period ended March 31, 2016 to $2.9 million in the three month period ended March 31, 2017. Therapy marketing and sales expense increased $0.2 million from $1.6 million in the three months ended March 31, 2016 to $1.8 million for the three months ended March 31, 2017. The increase in Therapy marketing and sales expenses was due primarily to increases in salaries and wages and commissions. Detection marketing and sales expense increased $0.2 million from $0.9 million in the three months ended March 31, 2016 to $1.1 million for the three months ended March 31, 2017. The increase in Detection marketing and sales expenses was due primarily to increases in salaries and wages, commissions and stock compensation.

General and Administrative. General and administrative expenses increased by $0.4 million from $1.6 million in the three month period ended March 31, 2016 to $2.0 million in the three month period ended March 31, 2017. The increase was due primarily to an increase in personnel costs and stock compensation expense. General and administrative expenses in the quarter ended March 31, 2016 also included a gain on acquisition settlement of $249,000.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $0.1 million in the quarter ended March 31, 2017 from $0.3 million for the quarter ended March 31, 2016. The decrease is due primarily to the sale of MRI assets in January 2017.

Gain from sale of MRI assets. The Company entered into an Asset Purchase Agreement with Invivo Corporation to sell certain MRI assets in December 2016 and the transaction closed on January 30, 2017. As a result, the Company recorded a gain on sale from MRI assets of $2.5 million.

Other Income and Expense: (in thousands)

	Three months ended March 31,
	2017	2016	Change	Change %

Interest expense	$(5)	$(23)	$18	(78.3)%
Other income	—	5	(5)	(100.0)%

	$(5)	$(18)	$13	(72.2)%

Tax expense	$(17)	$(22)	$5	(22.7)%

Interest expense. Interest expense of $5,000 decreased by $18,000 or 78.3% for the three month period ended March 31, 2017 as compared to interest expense of $23,000 in the three month period ended March 31, 2016. The reduction in interest expense is due primarily to the reduction in interest related to capital leases. Interest related to the Hologic and Zeiss settlement obligations was $13,000 in the three months ended March 31, 2017 as compared to $23,000 in the same period in 2016.

Other income. Other income was $0 and $5,000 for the three month periods ended March 31, 2017 and 2016, respectively.

Tax expense. Tax expense of $17,000 and $22,000 for the three month periods ended March 31, 2017 and 2016, respectively, is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of March 31, 2017, the Company has current assets of $19.6 million which includes $9.5 million of cash and cash equivalents. Current liabilities are $11.9 million and working capital is $7.7 million. The ratio of current assets to current liabilities was 1.64:1. In January 2017, the Company received $2.8 million from the sale of MRI assets to Invivo.

	For the three months ended March 31,
	2017	2016

Net cash used for operating activities	$(1,611)	$(1,921)

Net cash provided by (used for) investing activities	2,595	(141)

Net cash used for financing activities	(26)	(351)

Decrease in cash and equivalents	$958	$(2,413)

Net cash used for operating activities for the three month period ended March 31, 2017 was $1.6 million, compared to net cash used for operating activities of $1.9 million for the three month period ended March 31, 2016. The cash used for operating activities for the three month period ended March 31, 2017 resulted primarily from our net loss and from working capital changes resulting from increases in accounts receivable offset by the cash provided due to the decrease in accounts payable and other accrued expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash provided by investing activities for the three month period ended March 31, 2017 of $2.6 million was due to the cash received from the sale of MRI assets offset by purchases of property and equipment. Cash used for investing activities for the three month period ended March 31, 2016 was $0.1 million, which represents primarily purchases of property and equipment.

Net cash used for financing activities for the three month period ended March 31, 2017 was $26,000 as compared to net cash used for financing activities of $0.4 million for the three month period ended March 31, 2016. Cash used for financing activities for the three months ended March 31, 2017 represents primarily taxes paid on the issuance of restricted stock. Cash used for financing activities for the three months ended March 31, 2016 represents primarily repayments of capital leases.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years

Operating Lease Obligations	$2,105	$637	$1,468	$—	$—

Capital Lease Obligations	22	$22	—	—	—

Settlement Obligations	1,025	1,025	—	—	—

Other Commitments	368	368	—	—	—

Total Contractual Obligations	$3,520	$2,052	$1,468	$—	$—

Operating lease obligations are the minimum payments due under these obligations. Capital lease obligations represent the principal payments due under the respective leases.

Settlement obligations represent the remaining payments of the obligations to Zeiss and Hologic.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2017, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (”Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2017, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 1A. Risk Factors:

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016 as filed with the SEC on March 24, 2017. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total Number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1 – January 31, 2017	—	$—	$—	$—
February 1 – February 28, 2017	11,947	3.71	—	—
March 1 – March 31, 2017	—	—	—	—

Total	11,947	$3.71	$—	$—

(1) Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	May 11, 2017	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer,
Director

Date:	May 11, 2017	By:	/s/ Richard Christopher
Richard Christopher
Chief Financial Officer