Form 10-Q
period 2017-06-30
ICAD INC
filed 2017-08-09
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of the close of business on August 7, 2017 there were 16,594,678 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,684	$8,585
Trade accounts receivable, net of allowance for doubtful accounts of $204 in 2017 and $172 in 2016	5,477	5,189
Inventory, net	3,481	3,727
Prepaid expenses and other current assets	421	1,128
Assets held for sale	—	1,304

Total current assets	17,063	19,933

Property and equipment, net of accumulated depreciation of $7,006 in 2017 and $6,538 in 2016	1,138	1,385
Other assets	403	53
Intangible assets, net of accumulated amortization of $7,781 in 2017 and $7,518 in 2016	2,922	3,183
Goodwill	14,097	14,097

Total assets	$35,623	$38,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$946	$1,577
Accrued and other expenses	4,488	4,988
Lease payable—current portion	—	86
Liabilities held for sale	—	832
Deferred revenue	5,088	5,372

Total current liabilities	10,522	12,855

Other long-term liabilities	153	83
Deferred revenue, long-term portion	508	668
Deferred tax	11	7

Total liabilities	11,194	13,613

Commitments and Contingencies (Note 6 and 8)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,593,928 in 2017 and 16,260,663 in 2016; outstanding 16,408,097 in 2017 and 16,074,832 in 2016	166	163
Additional paid-in capital	216,375	213,899
Accumulated deficit	(190,697)	(187,609)
Treasury stock at cost, 185,831 shares in 2017 and 2016	(1,415)	(1,415)

Total stockholders’ equity	24,429	25,038

Total liabilities and stockholders’ equity	$35,623	$38,651

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Products	$2,668	$3,418	$5,799	$5,446
Service and supplies	3,741	3,951	7,401	7,961

Total revenue	6,409	7,369	13,200	13,407
Cost of revenue:
Products	293	185	713	375
Service and supplies	1,327	1,182	2,711	2,541
Amortization and depreciation	286	300	584	603

Total cost of revenue	1,906	1,667	4,008	3,519

Gross profit	4,503	5,702	9,192	9,888

Operating expenses:
Engineering and product development	2,232	2,204	4,806	4,475
Marketing and sales	2,690	2,561	5,592	5,057
General and administrative	2,089	2,177	4,123	3,803
Amortization and depreciation	116	293	238	579
Gain on sale of MRI assets	—	—	(2,508)	—

Total operating expenses	7,127	7,235	12,251	13,914

Loss from operations	(2,624)	(1,533)	(3,059)	(4,026)
Interest expense	(10)	(21)	(15)	(44)
Other income	—	2	—	7

Other expense, net	(10)	(19)	(15)	(37)
Loss before income tax expense	(2,634)	(1,552)	(3,074)	(4,063)

Tax benefit (expense)	3	(23)	(14)	(45)
Net loss and comprehensive loss	$(2,631)	$(1,575)	$(3,088)	$(4,108)

Net loss per share:
Basic	$(0.16)	$(0.10)	$(0.19)	$(0.26)

Diluted	$(0.16)	$(0.10)	$(0.19)	$(0.26)

Weighted average number of shares used in computing loss per share:
Basic	16,310	15,904	16,223	15,865

Diluted	16,310	15,904	16,223	15,865

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2017	2016
	(in thousands)
Cash flow from operating activities:
Net loss	$(3,088)	$(4,108)
Adjustments to reconcile net loss to net cash used for by operating activities:
Amortization	264	500
Depreciation	558	682
Bad debt provision	34	102
Stock-based compensation expense	2,570	1,202
Amortization of debt discount and debt costs	(9)	(4)
Interest on settlement obligations	26	46
Deferred tax liability	4	—
Gain from acquisition litigation settlement	—	(249)
Loss on disposal of assets	20	9
Gain on sale of MRI assets	(2,508)	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(690)	1,412
Inventory	248	(152)
Prepaid and other current assets	1,057	(378)
Accounts payable	(631)	(100)
Accrued expenses	(457)	(689)
Deferred revenue	(648)	(1,236)

Total adjustments	(162)	1,145

Net cash used for operating activities	(3,250)	(2,963)

Cash flow from investing activities:
Additions to patents, technology and other	(2)	(3)
Additions to property and equipment	(330)	(223)
Acquisition of VuComp M-Vu CAD	—	(6)
Sale of MRI assets	2,850	—

Net cash provided by (used for) investing activities	2,518	(232)

Cash flow from financing activities:
Stock option exercises	30	10
Taxes paid related to restricted stock issuance	(122)	(65)
Principal payments of capital lease obligations	(77)	(562)

Net cash used for financing activities	(169)	(617)

Decrease in cash and equivalents	(901)	(3,812)
Cash and equivalents, beginning of period	8,585	15,280

Cash and equivalents, end of period	$7,684	$11,468

Supplemental disclosure of cash flow information:
Interest paid	$3	$50

Taxes paid	$45	$49

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2017, the results of operations of the Company for the three and six month periods ended June 30, 2017 and 2016, and cash flows of the Company for the six month periods ended June 30, 2017 and 2016. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 24, 2017. The results for the three and six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any future period.

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

June 30, 2017

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

June 30, 2017

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

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, costs relating to service including personnel costs for physicists, management services and radiation therapists, costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, cost of supplies, manufacturing, warehousing, material movement, inspection, scrap, rework, amortization, depreciation and in-house product warranty repairs. Included in cost of revenue for the three and six months ended June 30, 2016 is a credit of $329,000 and $467,000 related to a refund of the Medical Device Excise Tax (“MDET”). The MDET refund of $329,000 in the second quarter of 2016 related to refunds of the MDET for the periods from April 2013 to December 2015. The MDET refunds were not material to any prior period; accordingly, prior periods will not be restated.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

Note 2 – Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(2,631)	$(1,575)	$(3,088)	$(4,108)

Basic and diluted shares used in the calculation of net loss per share	16,310	15,904	16,223	15,865
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	16,310	15,904	16,223	15,865

Net loss per share—basic and diluted	$(0.16)	$(0.10)	$(0.19)	$(0.26)

Net loss per share—diluted	$(0.16)	$(0.10)	$(0.19)	$(0.26)

The shares of the Company’s common stock, issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended
	June 30,
	2017	2016
Stock options	1,419,540	1,570,332
Restricted stock	384,323	352,980

Stock options and restricted stock	1,803,863	1,923,312

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

The Company acquired VuComp’s M-Vu Breast Density product in April 2015. In connection with the diligence of the January 2016 acquisition, VuComp disclosed that it had previously entered into a license agreement pursuant to which it issued an irrevocable, royalty-free worldwide license to a third party. On December 24, 2015, iCAD notified VuComp of a claim under the April 2015 asset purchase agreement based on the disclosure of the third party license agreement, which iCAD believed constituted a breach of VuComp’s representation as to its exclusive ownership of its intellectual property at the time of the April 2015 transaction. In connection with the purchase of the VuComp cancer detection portfolio, the Company provided a release of the aforementioned claim. The Company determined that this claim was a component of the purchase price. The Company determined the value of litigation settlement as the excess of the fair value of the business acquired over the cash consideration paid. As a result the Company recorded a gain on litigation settlement of $249,000 in general and administrative expenses during the first quarter of 2016, which is a component of the purchase price as noted below:

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

June 30, 2017

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

In connection with the sale the Company agreed to provide certain transition services to Invivo. The fair value of the transition services were determined based on the cost to provide plus a reasonable profit margin and have been recognized as revenue over the term of approximately ninety days from the closing date. The Company recorded a gain of $2.5 million as of January 30, 2017. The components of the gain on the sale are as follows (in thousands):

Gain on Sale
Cash received	$2,850
Holdback reserve	350
Fair value of transition services	(118)
Net Assets sold	(574)

Total	$2,508

Note 5 – Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows (in thousands):

	as of June 30, 2017	as of December 31, 2016
Raw materials	$2,181	$2,503
Work in process	102	75
Finished Goods	1,198	1,149

Inventory	$3,481	$3,727

Note 6 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through March 2020. Certain of these leases contain renewal options. Rent expense under operating leases was $221,000 and $436,000 for the three and six months ended June 30, 2017, respectively and $176,000 and $338,000 for the three and six months ended June 30, 2016, respectively.

Future minimum lease payments as of June 30, 2017 under operating leases are as follows: (in thousands)

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

Fiscal Year	Operating Leases
2017	$318
2018	738
2019	746
2020	174

Total	$1,976

Capital leases

In connection with the Radion/DermEbx Acquisition which closed in July 2014, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. In connection with the acquisition, the Company recorded a fair value adjustment to interest expense and amortized the adjustment over the life of the related lease. As of June 30, 2017, there was no further liability for the acquired equipment leases.

Related Party Lease:

Kamal Gogineni is an employee of one of the Company’s subsidiaries and a stockholder of the Company’s common stock. Additionally, Mr. Gogineni is a shareholder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “Lease”). In connection with the Company’s acquisition of assets of Radion, Inc. and DermEbx that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company paid approximately $76,000 to RCP in 2017. As of June 30, 2017, there is no further obligation.

Note 7 – Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

The Company granted options to purchase 47,615 shares of the Company’s stock in the three months ended June 30, 2017. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average risk-free interest rate	1.50%	0.92%	1.49%	0.92%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	64.9% to 67.0%	68.6%	64.9% to 72.0%	68.6% to 75.3%
Weighted average exercise price	$4.21	$6.01	$4.46	$5.94
Weighted average fair value	$1.98	$2.93	$2.19	$2.90

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$2	$1	$4	$4
Engineering and product development	352	97	557	207
Marketing and sales	499	141	722	314
General and administrative	748	313	1,287	677

	$1,601	$552	$2,570	$1,202

As of June 30, 2017, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$2,566
Weighted average term	0.6 years

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted a total of 162,500 shares of performance based restricted stock during 2016 with performance measured on meeting a revenue target based on growth for fiscal year 2017 and vesting in three equal installments with the first installment vesting upon measurement of the goal. In addition, a maximum of 108,333 additional shares are available to be earned based on exceeding the revenue goal. Assumptions used to determine the value of performance based grants of restricted stock include the probability of achievement of the specified revenue targets. Compensation cost for performance based restricted stock requires significant judgment regarding probability of achieving the performance objectives and compensation cost is re-measured at every reporting period. As a result compensation cost could vary significantly during the performance measurement period. The Company granted 204,756 and 238,575 shares of restricted stock with either time based or immediate vesting in the three and six months ended June 30, 2017, respectively. Included in the restricted shares granted in the quarter are 172,668 shares that were issued in lieu of cash bonus payments and was approved by the Board of Directors in February 2017. The number of shares granted were determined based the amount of approved bonus divided by the stock price of the Company at the date of issuance.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended
	June 30,
Aggregate intrinsic value	2017	2016
Stock options	$966	$1,945
Restricted stock	1,610	1,843

The intrinsic value of stock options exercised during the three and six months ended June 30, 2017 was $17,000 and $38,000, respectively. The intrinsic value of stock options exercised during the three and six months June 30, 2016 was $0 and $6,000, respectively. The intrinsic value of restricted shares that vested in the three and six months ended June 30, 2017 was $1.2 million and $1.5 million, respectively. During the quarter ended June 30, 2017 there were 204,756 shares that were awarded and vested in the quarter. The intrinsic value of restricted shares that vested in the three and six months ended June 30, 2016 was $0.3 million and $1.0 million, respectively.

Note 8 – Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of June 30, 2017.

Settlement Obligations

In connection with the acquisition of Xoft in 2010, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company had a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that utilize the licensed rights. The Company has a liability within accounts payable and accrued expenses for future payment and for the remaining minimum royalty obligations totaling $448,000 as of June 30, 2017. The Company recorded interest expense of approximately $10,000 and $20,000 in the three and six months June 30, 2016, respectively, related to this obligation.

In December, 2011, the Company agreed to a settlement related to litigation with Carl Zeiss Meditec AG. As of June 30, 2017, the remaining liability recorded within accrued expenses was $500,000, and the amount was paid in July 2017. The Company recorded interest expense of approximately $13,000 and $26,000 in the three and six months ended June 30, 2017, respectively and $13,000 and $26,000 in the three and six months ended June 30, 2016, respectively related to this obligation.

Other Commitments

The Company is obligated to pay approximately $0.7 million for firm purchase obligations to suppliers for future product deliverables.

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

Note 9 – Fair Value Measurements

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

June 30, 2017

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

Fair value measurements using: (000’s) as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$6,622	$—	$—	$6,622

Total Assets	$6,622	$—	$—	$6,622

Fair value measurements using: (000’s) as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$6,225	$—	$—	$6,225

Total Assets	$6,225	$—	$—	$6,225

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

Note 10 – Income Taxes

The Company recorded an income tax benefit of $3,000 and a provision of $14,000 for the three and six months ended June 30, 2017, respectively and a provision of $23,000 and $45,000 for the three and six months ended June 30, 2016, respectively. The tax benefit for the quarter ended June 30, 2017 is the result of applying for research and development credits in New Hampshire. In the second quarter of 2017, the Company applied for $50,000 of research and development credits from New Hampshire. The Company anticipates the credits to be allocated for the 2016 tax year as well the 2017 tax year. The research and development credits have been utilized to decrease the New Hampshire non-income tax liability to zero. The $3,000 benefit for the quarter is a result of the utilization of these credits and the decrease of the overall state tax.. At June 30, 2017, the Company had no material unrecognized tax benefits and a deferred tax liability of $10,600 related to tax amortizable goodwill. The Company recorded a deferred tax liability of approximately $3,700 through June 30, 2017. No other adjustments were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2017. On January 1, 2017, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement, and excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result of the adoption, the net operating loss deferred tax assets increased by $2.1 million and are offset by a corresponding increase in the valuation allowance. The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not currently under examination by any federal or state jurisdiction for any tax years.

Note 11 – Long-lived assets

In accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses long-lived assets for impairment if events and circumstances indicate it is more likely than not that the fair value of the asset group is less than the carrying value of the asset group.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

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

The Company did not have any triggering events in the quarter ended June 30, 2017.

Note 12 – Goodwill

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

The Company would record an impairment charge if such an assessment were to indicate that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company utilizes either discounted cash flow models or other

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

valuation models, such as comparative transactions and market multiples, to determine the fair value of reporting units. The Company makes assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made. The Company did not have any triggering events in the quarter ended June 30, 2017.

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

June 30, 2017

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

A roll forward of goodwill activity by reportable segment is as follows (in thousands):

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—
Acquisition of DermEbx and Radion	—	6,154	6,154
Acquisition measurement period adjustments	—	116	116
Acquisition of VuComp	800	—	800
Impairment	—	(13,981)	(13,981)

Balance at December 31, 2015	8,463	5,735	14,198

Acquisition of VuComp	293	—	293
Sale of MRI assets	(394)	—	(394)

Balance at December 31, 2016	8,362	5,735	14,097

	—	—	—

Balance at June 30, 2017	$8,362	$5,735	$14,097

Accumulated Goodwill	699	6,270	54,906
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(13,981)	(40,809)

Balance at June 30, 2017	$8,362	$5,735	$14,097

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

June 30, 2017

Our CODM does not use asset information by segment to allocate resources or make operating decisions.

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Segment revenues:
Detection	$4,231	$4,897	$8,720	$8,827
Therapy	2,178	2,472	4,480	4,580

Total Revenue	$6,409	$7,369	$13,200	$13,407

Segment gross profit:
Detection	$3,730	$4,394	$7,731	$7,843
Therapy	773	1,308	1,461	2,045

Segment gross profit	$4,503	$5,702	$9,192	$9,888

Segment operating income (loss):
Detection	1,284	2,042	2,786	3,244
Therapy	(1,793)	(1,336)	(4,176)	(3,343)

Segment operating income (loss)	$(509)	$706	$(1,390)	$(99)

General, administrative, depreciation and amortization expense	$(2,115)	$(2,239)	$(4,177)	$(3,927)
Interest expense	(10)	(21)	(15)	(44)
Gain on sale of MRI assets	—	—	2,508	—
Other income	—	2	—	7

Loss before income tax	$(2,634)	$(1,552)	$(3,074)	$(4,063)

Note 14 – Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), or ASU 2014-09, which superseded nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations and ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenue when promised goods or

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are concluding our detailed assessment phase of implementing this guidance. We do not expect that our revenue recognition will be materially impacted by this new guidance. Once we conclude our assessment and begin our implementation and recast phase, we will finalize the transition method to be applied upon adoption. There are also certain considerations related to internal control over financial reporting that are associated with implementing Topic 606. We are also evaluating our internal control framework over revenue recognition to identify any changes that may need to be made in response to the new guidance. In addition, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance. The Company’s implementation phase will include designing and implementing the appropriate controls to obtain and disclose the information required under Topic 606.

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

On January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including income taxes consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement, and excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result of the adoption, the net operating loss deferred tax assets increased by $2.1 million and are offset by a corresponding increase in the valuation allowance.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

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

Results of Operations

Overview

iCAD delivers innovative cancer detection and radiation therapy solutions and services that enable clinicians to find and treat cancers earlier and while enhancing patient care. iCAD offers a comprehensive range of upgradeable computer aided detection (CAD) and workflow solutions to support rapid and accurate detection of breast and colorectal cancers. iCAD’s Xoft® Axxent® Electronic Brachytherapy (eBx®) System® is a painless, non-invasive technology that delivers high dose rate, low energy radiation, which targets cancer while minimizing exposure to surrounding healthy tissue. The Xoft System is FDA cleared and CE marked for use anywhere in the body, including treatment of non-melanoma skin cancer, early-stage breast cancer and gynecological cancers. The comprehensive iCAD technology platforms include advanced hardware and software as well as management services designed to support cancer detection and radiation therapy treatments.

The Company has grown primarily through acquisitions including CADx, Qualia Computing, CAD Sciences, Xoft, DermEbx, Radion and VuComp. The Radion/DermEbx acquisition extended the Company’s position as a larger player in the oncology market, including the components that enable dermatologists and radiation oncologists to develop, launch and manage their electronic brachytherapy (“eBx”) programs for the treatment of non-melanoma skin cancer (“NMSC”). The VuComp acquisition included an extensive library of related clinical data which we use for cancer detection research and patents, as well as key personnel and expanded our customer base.

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

The Company intends to continue the extension of its image analysis and clinical decision support solutions for mammography and CT imaging. The Company believes that advances in digital imaging techniques, such as 3D mammography, should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products. In January 2016, the Company completed the acquisition of VuComp’s M-Vu cancer detection portfolio including M-Vu CAD for $6,000. The acquisition provided clinical data for research and an additional customer install base to sell the Company’s cancer detection solutions. In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation. The Company sold and conveyed to Invivo all right, title and interest to certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets. The Company closed the transaction on January 30, 2017, and recorded a gain on the sale of approximately $2.5 million as of the closing date. In March 2017, the Company announced that it received Premarket Approval from the U.S. Food and Drug Administration (the “FDA”) for the Powerlook Tomo Detection product.

In the Therapy segment, the Company offers an isotope-free cancer treatment platform technology. The Xoft Electronic Brachytherapy System (“Xoft eBx”) can be used for the treatment of early- stage breast cancer, endometrial cancer, cervical cancer and skin cancer. We believe the Xoft eBx system platform indications represent strategic opportunities in the United States and international markets to offer differentiated treatment alternatives. In addition, the Xoft eBx system generates additional recurring revenue for the sale of consumables and related accessories and offer solutions that enable dermatologists and radiation oncologists to develop, launch and manage their eBx programs for the treatment of NMSC.

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

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenue: (in thousands)

	Three months ended June 30,
	2017	2016	Change	% Change
Detection revenue
Product revenue	$2,545	$2,788	$(243)	(8.7)%
Service revenue	1,686	2,109	(423)	(20.1)%

Subtotal	4,231	4,897	(666)	(13.6)%

Therapy revenue
Product revenue	123	630	(507)	(80.5)%
Service revenue	2,055	1,842	213	11.6%

Subtotal	2,178	2,472	(294)	(11.9)%

Total revenue	$6,409	$7,369	$(960)	(13.0)%

Three months ended June 30, 2017 and 2016:

Total revenue for the three month period ended June 30, 2017 was $6.4 million compared with revenue of $7.4 million for the three month period ended June 30, 2016, a decrease of approximately $1.0 million, or 13.0%. The decrease in revenue was due to decreases in Detection revenues of approximately $0.7 million and an decrease in Therapy revenue of approximately $0.3 million.

Detection product revenue decreased by approximately $0.2 million from $2.8 million to $2.5 million or 8.7% in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease is due primarily to a decrease in MRI revenue of approximately $0.3 million a decrease in colon revenue of $0.1 million offset by an increase in CAD revenues of $0.2 million. The increase in CAD revenue is due primarily to an increase in digital systems driven by increases in sales to our OEM partners. The decrease in MRI product revenue is due primarily to the sale of our MRI assets to Invivo as of January 30, 2017.

Detection service and supplies revenue decreased by approximately $0.4 million from $2.1 million in the three months ended June 30, 2016 to $1.7 million in the three months ended June 30, 2017. The decrease in service and supplies revenue is due primarily to the decrease in service revenue associated with the MRI business. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $0.1 million for the three months ended June 30, 2017 as compared to $0.6 million for the three months ended June 30, 2016. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supply revenue was approximately $2.1 million for the three months ended June 30, 2017 as compared to $1.8 million for the three months ended June 30, 2016. Therapy service and supplies revenue is primarily the services related to electronic brachytherapy for NMSC.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended June 30,
	2017	2016	Change	% Change
Products	$293	$185	$108	58.4%
Service and supplies	1,327	1,182	145	12.3%
Amortization and depreciation	286	300	(14)	(4.7)%

Total cost of revenue	$1,906	$1,667	$239	14.3%

Gross profit	$4,503	$5,702	$(1,199)	(21.0)%
Gross profit %	70.3%	77.4%		(7.1)%

	Three months ended June 30,
	2017	2016	Change	% Change
Detection gross profit	$3,730	$4,394	$(664)	(15.1%)
Therapy gross profit	773	1,308	(535)	(40.9%)

Gross profit	4,503	5,702	(1,199)	(21.0%)

Gross profit %	70.3%	77.4%		(7.1)%

Gross profit for the three month period ended June 30, 2017 was $4.5 million, or 70.3% of revenue as compared to $5.7 million or 77.4% of revenue in the three month period ended June 30, 2016. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products increased by approximately $0.1 million from approximately $0.2 million for the three months ended June 30, 2016 to approximately $0.3 million for the three months ended June 30, 2017. The increase is due primarily to the medical device excise tax refund in 2016. The cost of product revenue as a percentage of product revenue was approximately 11% for the three months ended June 30, 2017 as compared to 5% for the three months ended June 30, 2016. The increase in cost of product revenue as a percentage of product revenue is due primarily to medical device excise tax refund in 2016.

•	The cost of service and supplies was $1.3 million in each of the three months ended June 30, 2017 as compared to $1.2 million for the three months ended June 30, 2016. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 35% for the quarter ended June 30, 2017 and 30% for the quarter ended June 30, 2016. The increase in the cost of service and supplies revenue as a percentage of revenue is due primarily to the medical device excise tax refund in 2016.

•	Amortization and depreciation was approximately $0.3 million in each of the three month periods ended June 30, 2016 and June 30, 2017.

Operating Expenses: (in thousands)

	Three months ended June 30,
	2017	2016	Change	Change %
Operating expenses:
Engineering and product development	$2,232	$2,204	$28	1.3%
Marketing and sales	2,690	2,561	129	5.0%
General and administrative	2,089	2,177	(88)	(4.0)%
Amortization and depreciation	116	293	(177)	(60.4)%

Total operating expenses	$7,127	$7,235	$(108)	(1.5)%

Operating expenses decreased by approximately $0.1 million or 1.5% in the three months ended June 30, 2017. The decrease is due primarily to the decrease in amortization and depreciation expense. The Company continues to manage expenses while investing in long-term and strategic initiatives.

Engineering and Product Development. Engineering and product development costs were approximately $2.2 million in each of the three month periods ended June 30, 2016 and June 30, 2017. Detection engineering and product development costs were $1.3 million for the three months ended June 30, 2017, as compared to $1.2 million for the three months ended June 30, 2016. Therapy engineering and product development costs decreased by $0.1 million to $0.9 million for the three months ended June 30, 2017 from $1.0 million for the three months ended June 30, 2016. The Company continues to invest in strategic initiatives such as the development of clinical evidence in both Detection and Therapy, development of breast tomosynthesis products and ongoing enhancements to our electronic brachytherapy products.

Marketing and Sales. Marketing and sales expenses increased by $0.1 million or 5.0%, from $2.6 million in the three month period ended June 30, 2016 to $2.7 million in the three month period ended June 30, 2017. Detection marketing and sales expense increased $0.2 million from $0.9 million in the three months ended June 30, 2016 to $1.1 million for the three months ended June 30, 2017. The increase in Detection marketing and sales expenses was due primarily to increases in commissions and stock compensation. Therapy marketing and sales expense was $1.6 million in each of the three months ended June 30, 2016 and June 30, 2017.

General and Administrative. General and administrative expenses was approximately $2.1 million in each of three month periods ended June 30, 2016 and June 30, 2017. The decrease was due primarily to a decrease in consulting costs.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $0.1 million in the quarter ended June 30, 2017 from $0.3 million for the quarter ended June 30, 2016. The decrease is due primarily to the sale of MRI assets in January 2017.

Other Income and Expense: (in thousands)

	Three months ended June 30,
	2017	2016	Change	Change %
Interest expense	$(10)	$(21)	$11	(52.4)%
Interest income	—	2	(2)	(100.0)%

	$(10)	$(19)	$9	(47.4)%

Tax benefit (expense)	3	(23)	26	(113.0)%

Interest expense. Interest expense of $10,000 decreased by $11,000 or 52.4% for the three month period ended June 30, 2017 as compared to interest expense of $21,000 in the three month period ended June 30, 2016. The reduction in interest expense is due primarily to the reduction in interest related to capital leases.

Other income. Other income was $0 and $2,000, respectively for the three month periods ended June 30, 2017 and 2016.

Tax benefit (expense). The Company had a tax benefit of $3,000 for the three month period ended June 30, 2017 as compared to tax expense of $23,000 for the three month period ended June 30, 2016. The tax benefit for the quarter ended June 30, 2017 is the result of applying for New Hampshire research and development credits. Tax expense for the quarter ended June 30, 2016 is due primarily to state non-income and franchise based taxes.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenue: (in thousands)

	Six months ended June 30,
	2017	2016	Change	% Change
Detection revenue
Product revenue	$5,212	$4,589	$623	13.6%
Service revenue	3,508	4,238	(730)	(17.2)%

Subtotal	8,720	8,827	(107)	(1.2)%

Therapy revenue
Product revenue	587	857	(270)	(31.5)%
Service revenue	3,893	3,723	170	4.6%

Subtotal	4,480	4,580	(100)	(2.2)%

Total revenue	$13,200	$13,407	$(207)	(1.5)%

Six months ended June 30, 2017 and 2016:

Total revenue for the six month period ended June 30, 2017 was $13.2 million compared with revenue of $13.4 million for the six month period ended June 30, 2016, a decrease of approximately $0.2 million, or 1.5%. The decrease in revenue was due to a $0.1 million decrease in Therapy revenue and a decrease in Detection revenues of approximately $0.1 million.

Detection product revenue increased by approximately $0.6 million from $4.6 million to $5.2 million or 13.6% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase is due primarily to an increase in CAD revenues of $1.2 million offset by decreases in MRI revenue of approximately $0.5 million and $0.2 million in colon revenue. The decrease in MRI revenue is due primarily to the sale of the Company’s MRI assets in January 2017.

Detection service and supplies revenue decreased by approximately $0.7 million from $4.2 million in the six months ended June 30, 2016 to $3.5 million in the six months ended June 30, 2017. The decrease in service and supplies is due primarily to the sale of the Company’s MRI assets in January 2017. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. We expect service and supplies revenue related to our installed base of customers to vary from quarter to quarter as customer’s transition from 2D CAD to digital tomosynthesis.

Therapy product revenue was approximately $0.6 million for the six months ended June 30, 2017 as compared to $0.9 million for the six months ended June 30, 2016. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supplies revenue increased approximately $0.2 million from $3.7 million in the six months ended June 30, 2016 to $3.9 million for the six months ended June 30, 2017. The increase in Therapy service and supplies revenue is due primarily to an increase in the services related to electronic brachytherapy for NMSC.

Cost of Revenue and Gross Profit: (in thousands)

	Six months ended June 30,
	2017	2016	Change	% Change
Products	$713	$375	$338	90.1%
Service and supplies	2,711	2,541	170	6.7%
Amortization and depreciation	584	603	(19)	(3.2)%

Total cost of revenue	$4,008	$3,519	$489	13.9%

Gross profit	$9,192	$9,888	$(696)	(7.0)%
Gross profit %	69.6%	73.8%		(4.1)%

	Six months ended June 30,
	2017	2016	Change	% Change
Detection gross profit	$7,731	$7,843	$(112)	(1.4%)
Therapy gross profit	1,461	2,045	(584)	(28.6%)

Gross profit	9,192	9,888	(696)	(7.0%)

Gross profit %	69.6%	73.8%		(4.1)%

Gross profit for the six month period ended June 30, 2017 was $9.2 million, or 69.6% of revenue as compared to $9.9 million or 73.8% of revenue in the six month period ended June 30, 2016. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles. Gross profit for the six months ended June 30, 2016 includes a recovery of the medical device excise tax of approximately $0.5 million due to a refund.

•	Cost of products increased by approximately $0.3 million to $0.7 million for the six months ended June 30, 2017 from approximately $0.4 million for the six months ended June 30, 2016, which is due primarily to an increase in Detection product revenue as well as a recovery of medical device excise tax in cost of product revenue of $0.3 million in 2016. The cost of product revenue as a percentage of product revenue was approximately 12% for the six months ended June 30, 2017 as compared to 7% for the six months ended June 30, 2016. The increase in cost of product revenue as a percentage of product revenue is due primarily to the recovery of medical device excise tax in 2016. Cost of product revenue can vary due to product mix.

•	The cost of service and supplies increased by $0.1 million from $2.5 million in the six months ended June 30, 2016 to $2.7 million in the six months ended June 30, 2017. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 37% for the quarter ended June 30, 2017 and 32% for the quarter ended June 30, 2016. The increase in cost of service supplies is due primarily to the recovery of medical device excise tax of $0.2 million in 2016, which also decreased the cost of service and supplies revenue as a percentage of revenue in 2016.

•	Amortization and depreciation was approximately $0.6 million in each of the six months ended June 30, 2016 and June 30, 2017.

Operating Expenses: (in thousands)

	Six months ended June 30,
	2017	2016	Change	Change %
Operating expenses:
Engineering and product development	$4,806	$4,475	$331	7.4%
Marketing and sales	5,592	5,057	535	10.6%
General and administrative	4,123	3,803	320	8.4%
Amortization and depreciation	238	579	(341)	(58.9)%
Gain from sale of MRI assets	(2,508)	—	(2,508)	0.0%

Total operating expenses	$12,251	$13,914	$(1,663)	(12.0)%

Operating expenses decreased by approximately $1.7 million or 12.0% in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. In the first quarter of 2017, the Company sold certain MRI assets to Invivo and recorded a gain on the sale of $2.5 million.

Engineering and Product Development. Engineering and product development costs was approximately $4.8 million for the six month period ended June 30, 2017 as compared to $4.5 million for the six month period ended June 30, 2016, an increase of $331,000 or 7.4%. Therapy engineering and product development costs increased from $2.0 million in the six months ended June 30, 2016 to $2.1 million for the six months ended June 30, 2017. Detection engineering and product development costs increased by $0.2 million to $2.6 million for the six month period ended June 30, 2017 from $2.4 million for the six month period ended June 30, 2016. The Company continues to invest in strategic initiatives such as the development of ongoing clinical evidence, development of breast tomosynthesis products and additional enhancements to our electronic brachytherapy products.

Marketing and Sales. Marketing and sales expenses increased by $0.5 million or 10.6%, from $5.1 million in the six month period ended June 30, 2016 to $5.6 million in the six month period ended June 30, 2017. Therapy marketing and sales expense increased $0.1 million from $3.3 million in the six months ended June 30, 2016 to $3.4 million for the six months ended June 30, 2017. Detection marketing and sales costs increased by $0.4 million from $1.8 million in the six months ended June 30, 2016 to $2.2 million for the six months ended June 30, 2017. The increase in Detection marketing and sales costs is due primarily to increases in commissions and stock compensation.

General and Administrative. General and administrative expenses increased by $0.3 million from $3.8 million in the six month period ended June 30, 2016 to $4.1 million in the six month period ended June 30, 2017. The increase was due primarily to an increase in stock compensation costs and a $249,000 gain on settlement of litigation related to the acquisition of VuComp M-Vu CAD in January 2016.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased by $0.3 million from $0.6 million in the six month period ended June 30, 2016 to $0.2 million in the six month period ended June 30, 2017. The decrease is due primarily to the sale of MRI assets in January 2017.

Gain from sale of MRI assets. The Company entered into an Asset Purchase Agreement with Invivo Corporation to sell certain MRI assets in December 2016 and the transaction closed on January 30, 2017. As a result, the Company recorded a gain on sale from MRI assets of $2.5 million in the first quarter of 2016.

Other Income and Expense: (in thousands)

	Six months ended June 30,
	2017	2016	Change	Change %
Interest expense	$(15)	$(44)	$29	(65.9)%
Interest income	—	7	(7)	(100.0)%

	$(15)	$(37)	$22	(59.5)%

Tax expense	$(14)	$(45)	$31	(68.9)%

Interest expense. Interest expense of $15,000 decreased by $29,000 or 65.9% for the six month period ended June 30, 2017 as compared to interest expense of $44,000 in the six month period ended June 30, 2016. Interest expense in for the six months ended June 30, 2016 related primarily to capital leases which were paid in 2017.

Interest income. Interest income was of $7,000 for the six month period ended June 30, 2016 which reflected income earned from our money market accounts.

Tax expense. Tax expense for the six month period ended June 30, 2017 and 2016 is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of June 30, 2017, the Company has current assets of $17.1 million which includes $7.7 million of cash and cash equivalents. Current liabilities are $10.5 million and working capital is $6.5 million. The ratio of current assets to current liabilities was 1.62:1. In January 2017, the Company received $2.8 million from the sale of MRI assets to Invivo. In August 2017 the Company entered into a debt facility that provides an initial term loan of $6.0 million and a $4.0 million revolving line of credit. The Company also has the option to secure an additional $3.0 million in term loan in 2018, subject to meeting certain revenue milestones.

	For the six months ended June 30,
	2017	2016
	(in thousands)
Net cash used for operating activities	$(3,250)	$(2,963)
Net cash provided by (used for) investing activities	2,518	(232)
Net cash used for financing activities	(169)	(617)

Decrease in cash and equivalents	$(901)	$(3,812)

Net cash used for operating activities for the six month period ended June 30, 2017 was $3.3 million, compared to net cash used for operating activities of $3.0 million for the six month period ended June 30, 2016. The cash used for operating activities for the six month period ended June 30, 2017 resulted primarily from our net loss and from working capital changes resulting from increases in accounts receivable, decreases in accounts payable and accrued expenses offset by the cash provided due to the decrease in prepaid expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash provided by investing activities for the three month period ended June 30, 2017 of $2.5 million was due to the cash received from the sale of MRI assets offset by purchases of property and equipment. Cash used for investing activities for the six month period ended June 30, 2016 was $0.3 million, which represents primarily purchases of property and equipment.

Net cash used for financing activities for the six month period ended June 30, 2017 was $169,000 as compared to net cash used for financing activities of $0.6 million for the six month period ended June 30, 2016. Cash used for financing activities for the six months ended June 30, 2017 represents primarily taxes paid on the issuance of restricted stock to employees. Cash used for financing activities for the six month period ended June 30, 2016 represents primarily repayments of capital leases.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$1,976	$689	$1,287	$—	$—
Settlement Obligations	1,000	1,000	—	—	—
Other Commitments	721	721	—	—	—

Total Contractual Obligations	$3,697	$2,410	$1,287	$—	$—

Operating lease obligations are the minimum payments due under these obligations.

Settlement obligations represent the remaining payments of the obligations to Zeiss and Hologic. The Company paid $0.5 million in July 2017 which represented the remaining settlement obligation to Zeiss.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2017, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (”Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2017, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchaed under the plans or programs
April 1 - April 30, 2017	—	$—	$—	$—
May 1 - May 31, 2017	2,634	5.33	—	—
June 1 - June 30, 2017	1,082	5.28	—	—

Total	3,716	$5.32	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc. (Registrant)

Date: August 9, 2017	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer,
Director

Date: August 9, 2017	By:	/s/ Richard Christopher
Richard Christopher
Chief Financial Officer