Form 10-Q
period 2017-09-30
ICAD INC
filed 2017-11-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of the close of business on November 13, 2017 there were 16,511,655 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$11,261	$8,585
Trade accounts receivable, net of allowance for doubtful accounts of $209 in 2017 and $172 in 2016	7,189	5,189
Inventory, net	3,340	3,727
Prepaid expenses and other current assets	949	1,128
Assets held for sale	—	1,304

Total current assets	22,739	19,933

Property and equipment, net of accumulated depreciation of $7,245 in 2017 and $6,538 in 2016	972	1,385
Other assets	53	53
Intangible assets, net of accumulated amortization of $7,333 in 2017 and $7,518 in 2016	2,055	3,183
Goodwill	10,128	14,097

Total assets	$35,947	$38,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,346	$1,577
Accrued and other expenses	4,935	4,988
Lease payable - current portion	12	86
Notes payable - current portion	317	—
Liabilities held for sale	—	832
Deferred revenue	5,021	5,372

Total current liabilities	11,631	12,855

Other long-term liabilities	140	83
Lease payable, long-term portion	30	—
Notes payable, long-term portion	5,612	—
Deferred revenue, long-term portion	525	668
Deferred tax	12	7

Total liabilities	17,950	13,613

Commitments and Contingencies (Note 6, 7 and 9)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,627,705 in 2017 and 16,260,663 in 2016; outstanding 16,441,874 in 2017 and 16,074,832 in 2016	167	163
Additional paid-in capital	216,875	213,899
Accumulated deficit	(197,630)	(187,609)
Treasury stock at cost, 185,831 shares in 2017 and 2016	(1,415)	(1,415)

Total stockholders’ equity	17,997	25,038

Total liabilities and stockholders’ equity	$35,947	$38,651

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Products	$3,426	$2,014	$9,225	$7,460
Service and supplies	3,574	3,989	10,975	11,950

Total revenue	7,000	6,003	20,200	19,410
Cost of revenue:
Products	636	236	1,349	611
Service and supplies	1,458	1,370	4,169	3,911
Amortization and depreciation	263	296	847	899

Total cost of revenue	2,357	1,902	6,365	5,421

Gross profit	4,643	4,101	13,835	13,989

Operating expenses:
Engineering and product development	2,254	2,360	7,060	6,835
Marketing and sales	2,580	2,322	8,172	7,379
General and administrative	1,944	1,783	6,067	5,586
Amortization and depreciation	107	288	345	867
Gain on sale of MRI assets	—	—	(2,508)	—
Goodwill and long-lived asset impairment	4,700	—	4,700	—

Total operating expenses	11,585	6,753	23,836	20,667

Loss from operations	(6,942)	(2,652)	(10,001)	(6,678)
Interest expense	(36)	(15)	(51)	(59)
Other income	3	2	3	9

Other expense, net	(33)	(13)	(48)	(50)
Loss before income tax expense	(6,975)	(2,665)	(10,049)	(6,728)

Tax benefit (expense)	42	(10)	28	(55)
Net loss and comprehensive loss	$(6,933)	$(2,675)	$(10,021)	$(6,783)

Net loss per share:
Basic	$(0.42)	$(0.17)	$(0.62)	$(0.43)

Diluted	$(0.42)	$(0.17)	$(0.62)	$(0.43)

Weighted average number of shares used in computing loss per share:
Basic	16,424	15,957	16,291	15,896

Diluted	16,424	15,957	16,291	15,896

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2017	2016
	(in thousands)
Cash flow from operating activities:
Net loss	$(10,021)	$(6,783)
Adjustments to reconcile net loss to net cash used for by operating activities:
Amortization	394	753
Depreciation	798	1,013
Bad debt provision	44	133
Stock-based compensation expense	3,073	1,648
Amortization of debt discount and debt costs	(6)	(13)
Interest on settlement obligations	26	69
Deferred tax expense	6	—
Gain from acquisition litigation settlement	—	(249)
Goodwill and long-lived asset impairment	4,700	—
Loss on disposal of assets	26	9
Gain on sale of MRI assets	(2,158)	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(2,062)	2,706
Inventory	389	(82)
Prepaid and other current assets	179	(483)
Accounts payable	(231)	(281)
Accrued expenses	(23)	78
Deferred revenue	(699)	(2,380)

Total adjustments	4,456	2,921

Net cash used for operating activities	(5,565)	(3,862)

Cash flow from investing activities:
Additions to patents, technology and other	(2)	(8)
Additions to property and equipment	(362)	(248)
Acquisition of VuComp M-Vu CAD	—	(6)
Sale of MRI assets	2,850	—

Net cash provided by (used for) investing activities	2,486	(262)

Cash flow from financing activities:
Stock option exercises	57	188
Taxes paid related to restricted stock issuance	(151)	(65)
Debt issuance costs	(74)	—
Principal payments of capital lease obligations	(77)	(796)
Proceeds from debt financing, net	6,000	—

Net cash provided by (used for) financing activities	5,755	(673)

Increase (decrease) in cash and equivalents	2,676	(4,797)
Cash and equivalents, beginning of period	8,585	15,280

Cash and equivalents, end of period	$11,261	$10,483

Supplemental disclosure of cash flow information:
Interest paid	$14	$63

Taxes paid	$52	$65

Escrow due from MRI asset sale	$350	$—

Equipment purchased under capital lease	$42	$—

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2017, the results of operations of the Company for the three and nine month periods ended September 30, 2017 and 2016, and cash flows of the Company for the nine month periods ended September 30, 2017 and 2016. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 24, 2017. The results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017, or any future period.

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

September 30, 2017

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

Revenue from certain CAD products is recognized in accordance with ASC 985-605. Sales of these products include training, and the Company has established VSOE for this element. Product revenue is determined based on the residual value in the arrangement and is recognized when delivered. Revenue for training is deferred and recognized when the training has been completed.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

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

Cost of Revenue

Cost of revenue consists of the costs of products purchased for resale, costs relating to service including personnel costs for physicists, management services and radiation therapists, costs of service contracts to maintain equipment after the warranty period, product installation, training, customer support, certain warranty repair costs, inbound freight and duty, cost of supplies, manufacturing, warehousing, material movement, inspection, scrap, rework, amortization, depreciation and in-house product warranty repairs. Included in cost of revenue for the nine months ended September 30, 2016 is a credit of $467,000 related to a refund of the Medical Device Excise Tax (“MDET”). The MDET refund of $467,000 is related to refunds of the MDET for the periods from April 2013 to December 2015. The MDET refunds were not material to any prior period; accordingly, prior periods were not restated.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

Note 2 - Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(6,933)	$(2,675)	$(10,021)	$(6,783)

Shares used in the calculation of basic and diluted net loss per share	16,424	15,957	16,291	15,896
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	16,424	15,957	16,291	15,896

Net loss per share - basic and diluted	$(0.42)	$(0.17)	$(0.62)	$(0.43)

The shares of the Company’s common stock issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended
	September 30,
	2017	2016
Stock options	1,426,513	1,569,166
Restricted stock	507,147	392,148

Stock options and restricted stock	1,933,660	1,961,314

Note 3 - Business Combinations

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

September 30, 2017

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

September 30, 2017

Note 4 - Sale of MRI Assets

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

Gain on Sale
Cash received	$2,850
Holdback reserve	350
Fair value of transition services	(118)
Net Assets sold	(574)

Total	$2,508

Note 5 - Inventory

The components of inventory, net of allowance for obsolete, unmarketable or slow-moving inventories, are summarized as follows (in thousands):

	as of September 30, 2017	as of December 31, 2016
Raw materials	$2,033	$2,503
Work in process	139	75
Finished Goods	1,168	1,149

Inventory	$3,340	$3,727

Note 6 - Debt financing

On August 7, 2017 the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provides an initial term loan facility (the “Term Loan”) of $6.0 million and a $4.0 million revolving line of credit (the “Revolving Loan”). The Company also has the option to secure an additional $3.0 million under the Loan Agreement for a total of $9.0 million in 2018, subject to meeting a net revenue minimum of at least $35.0 million for a trailing twelve month period ending prior to July 30, 2018 (the “Revenue Milestone”).

The Term Loan accrues interest at prime rate. The Company will begin repayment on Sept 1, 2018 in 36 equal monthly installments of principal. Subject to meeting the Revenue Milestone, the Company could elect to defer repayment of the Term Loan to March 1, 2019 in 30 equal monthly payments.

The outstanding Revolving Advances will accrue interest at a floating per annum rate equal to 1.50% above the prime rate for periods when the ratio of the Company’s unrestricted cash to the Company’s outstanding liabilities to the Bank plus the amount of the Company’s total liabilities that mature within one year is at least 1.25 to 1.0. At all other times, the interest rate shall be 0.50% above the prime rate. The outstanding Term Loan Advances will accrue interest at a floating per annum rate equal to the prime rate.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

The maturity date of the Revolving Advances and the Term Loan Advances is August 7, 2021. However, the maturity date will become April 30, 2019, April 30, 2020 or April 30, 2021 if, on or before October 30, 2018, or 2019 or 2020, as applicable, the Company does not agree in writing to the net revenue covenant levels proposed by the Bank with respect to the upcoming applicable calendar year.

If the Revolving Advances are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to two percent (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loan Advances prior to the maturity date, then the Company will pay to the Bank an amount equal to 1.0%-3.0% of the Term Loan Advances, depending on when such Term Loan Advances are repaid. The Loan Agreement requires the Company to maintain net revenues during the trailing six month period ending on the last day of each calendar quarter as follows: June 30, 2017 - $10.25 million; September 30, 2017 - $11.5 million; December 31, 2017 - $14 million; March 31, 2018 - $15 million; June 30, 2018 - $15.25 million; and September 30, 2018 and December 31, 2018 - $15.5 million. As of September 30, 2017 the Company is in compliance with the revenue covenants in the Loan Agreement.

In connection with the credit line, the Company incurred approximately $74,000 of closing costs. In accordance with ASU 2015-03 the closing costs have been deducted from the carrying value of the debt and will be amortized over the expected term of 36 months.

The current repayment schedule for the term loan is based on repayment beginning on September 1, 2018. If the Revenue Milestone is met, the Company could elect to defer repayment until March 2019. The carrying value of the Term Loan (net of debt issuance costs) as of September 30, 2017 is as follows (in thousands):

September 30, 2017
Short-term	$317
Long-term	5,612

Total	$5,929

Interest expense related to the loan for the three and nine month periods ended September 30, 2017 is as follows (in thousands):

September 30, 2017
Three months ended	$33
Nine month ended	33

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

Note 7 - Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through March 2020. Certain of these leases contain renewal options. Rent expense under operating leases was $229,000 and $665,000 for the three and nine months ended September 30, 2017, respectively and $178,000 and $516,000 for the three and nine months ended September 30, 2016, respectively.

Future minimum lease payments as of September 30, 2017 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases
2017	$318
2018	738
2019	746
2020	174

Total	$1,976

Capital leases

In August, 2017, the Company assumed an equipment lease obligation with payments totaling $50,000. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $42,000 was recorded. The equipment will be depreciated over the expected life of 3 years. Minimum lease payments are as follows (in thousands):

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

Fiscal Year	Capital Lease
2017	4
2018	16
2019	17
2020	13

subtotal minimum lease obligation	50
less interest	(8)

Total, net	42
less current portion	(12)

long term portion	$30

In connection with the Radion/DermEbx Acquisition which closed in July 2014, the Company assumed two separate equipment lease obligations with payments totaling approximately $2.6 million through May 2017. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $2.5 million was recorded. In connection with the acquisition, the Company recorded a fair value adjustment to interest expense and amortized the adjustment over the life of the related lease. As of September 30, 2017, there was no further liability for the acquired equipment leases.

Related Party Lease:

Kamal Gogineni is an employee of one of the Company’s subsidiaries and a stockholder of the Company’s common stock. Additionally, Mr. Gogineni is a shareholder of Radion Capital Partners (“RCP”). RCP was the lessor under a lease between RCP and DermEbx (the “Lease”). In connection with the Company’s acquisition of assets of Radion, Inc. and DermEbx that closed in July 2014, one of the assets and obligations that the Company acquired was the Lease. Pursuant to the Lease, the Company paid approximately $76,000 to RCP in 2017. As of September 30, 2017, there is no further obligation.

Note 8 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

The Company granted options to purchase 57,352 shares of the Company’s stock in the three months ended September 30, 2017. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average risk-free interest rate	1.56%	0.84%	1.52%	0.87%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	64.2% to 67.0%	68.6% to 75.3%	64.2% to 72.0%	68.6% to 75.3%
Weighted average exercise price	$4.28	$5.49	$4.39	$5.57
Weighted average fair value	$2.02	$2.67	$2.12	$2.71

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$1	$1	5	$5
Engineering and product development	76	82	633	289
Marketing and sales	132	162	854	476
General and administrative	294	201	1,581	878

	$503	$446	$3,073	$1,648

As of September 30, 2017, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$2,504
Weighted average term	1.1 years

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted a total of 162,500 shares of performance based restricted stock during 2016 with performance measured on meeting a revenue target based on growth for fiscal year 2017 and vesting in three equal installments with the first installment vesting upon measurement of the goal. In addition, a maximum of 108,333 additional shares are available to be earned based on exceeding the revenue goal. Assumptions used to determine the value of performance based grants of restricted stock include the probability of achievement of the specified revenue targets. Compensation cost for performance based restricted stock requires significant judgment regarding probability of achieving the performance objectives and compensation cost is re-measured at every reporting period. As a result compensation cost could vary significantly during the performance measurement period. The Company granted 153,480 and 392,055 shares of restricted stock with either time based or immediate vesting in the three and nine months ended September 30, 2017, respectively. Included in the restricted shares granted in the second quarter of 2017 are 172,668 shares that were issued in lieu of cash bonus payments and was approved by the Board of Directors in February 2017. The number of shares granted were determined based the amount of approved bonus divided by the stock price of the Company at the date of issuance.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended September 30,
Aggregate intrinsic value	2017	2016
Stock options	$1,050	$1,748
Restricted stock	2,242	2,039

The intrinsic value of stock options exercised during the three and nine months ended September 30, 2017 was $12,000 and $50,000, respectively. The intrinsic value of stock options exercised during the three and nine months September 30, 2016 was $189,000 and $195,000, respectively. The intrinsic value of restricted shares that vested in the three and nine months ended September 30, 2017 was $0.2 million and $1.7 million, respectively. The intrinsic value of restricted shares that vested in the three and nine months ended September 30, 2016 was $0.0 million and $1.0 million, respectively.

Note 9 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of September 30, 2017.

Settlement Obligations

In connection with the acquisition of Xoft in 2010, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company had a remaining obligation to pay a minimum annual royalty payment to Hologic, of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

any products that utilize the licensed rights. The Company has a liability within accounts payable and accrued expenses for future payment and for the remaining minimum royalty obligations totaling $448,000 as of September 30, 2017. The Company recorded interest expense of approximately $10,000 and $30,000 in the three and nine months September 30, 2016, respectively, related to this obligation.

In December, 2011, the Company agreed to a settlement related to litigation with Carl Zeiss Meditec AG. In July 2017, the Company paid the remaining $500,000 due and there is no further obligation to Zeiss. The Company recorded interest expense of approximately $0 and $26,000 in the three and nine months ended September 30, 2017, respectively and $13,000 and $39,000 in the three and nine months ended September 30, 2016, respectively related to this obligation.

Other Commitments

The Company is obligated to pay approximately $0.8 million for firm purchase obligations to suppliers for future product and service deliverables.

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

Note 10 - Fair Value Measurements

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

September 30, 2017

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable certain accrued liabilities and debt. The carrying amounts of our cash and cash equivalents (which are composed primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of our term loan approximates fair value due to the market rate of the stated interest rate.

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

Fair value measurements using: (000’s) as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$6,622	$—	$—	$6,622

Total Assets	$6,622	$—	$—	$6,622

Fair value measurements using: (000’s) as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$10,054	$—	$—	$10,054

Total Assets	$10,054	$—	$—	$10,054

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. The Company recorded a $4.7 million impairment in the quarter ended September 30, 2017 which consisted of $4.0 million related to goodwill and $0.7 million related to long-lived assets as discussed in Note 12 and Note 13 and remeasured long-lived assets and goodwill of the Therapy reporting unit at fair value as of the impairment date as noted in the following table. The fair values of long-lived assets and goodwill were measured using Level 3 inputs.

Fair value measurements using: (000’s) as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Non-recurring assets
Long-lived and intangible assets	$—	$—	$780	$780
Goodwill	—	—	1,766	1,766

Total Assets	$—	$—	$2,546	$2,546

Note 11 - Income Taxes

The Company recorded an income tax benefit of $42,000 and $28,000 for the three and nine months ended September 30, 2017, respectively, as compared to a provision of $10,000 and $55,000 for the three and nine months ended September 30, 2016, respectively. The tax benefit for the three and nine months ended September 30, 2017 is the result of applying for research and development credits in New Hampshire. In the second quarter of 2017, the Company applied for $50,000 of research and development credits from New Hampshire. The Company anticipates the credits to be allocated for the 2016 tax year as well as the 2017 tax year. The research and development credits have been utilized to decrease the New Hampshire non-income tax liability to zero. The $42,000 benefit for the quarter is a result of the utilization of these credits and the decrease of the overall state tax.. At September 30, 2017, the Company had no material unrecognized tax benefits and a deferred tax liability of $12,400 related to tax amortizable goodwill. The Company recorded a deferred tax liability of approximately $1,900 through September 30, 2017. No other adjustments were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2017.

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

September 30, 2017

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

Note 12 - Goodwill

In accordance with FASB ASC Topic 350-20, “Intangibles - Goodwill and Other”, (“ASC 350-20”), the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value of the reporting unit. The Company’s annual test date is October 1st of each year.

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

As a result of the underperformance of the Therapy reporting unit as compared to expected future results, the Company determined there was a triggering event in the third quarter of 2017. As a result, the Company completed an interim impairment assessment. The interim test resulted in the fair value of the Therapy reporting unit being less than the carrying value of the reporting unit. The Company did not identify a triggering event within the Detection reporting unit and accordingly did not perform an interim test.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

The Company elected to early adopt ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 specifies that goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In accordance with the standard, the fair value of the Therapy reporting unit was $3.5 million and the carrying value was $7.5 million. The deficiency of $4.0 million was recorded as an impairment charge in the quarter ended September 30, 2017.

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

The Company determined the fair values for each reporting unit using a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The Company used internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on the most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in the forecasts. The discount rate of approximately 18% is derived from a capital asset pricing model and analyzing published rates for industries relevant to the reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the internally developed forecasts.

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

September 30, 2017

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

A roll forward of goodwill activity by reportable segment is as follows (in thousands):

	Detection	Therapy	Total
Balance at December 31, 2016	8,362	5,735	14,097

Impairment	—	(3,969)	(3,969)

Balance at September 30, 2017	$8,362	$1,766	$10,128

Accumulated Goodwill	699	6,270	54,906
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(17,950)	(44,778)

Balance at September 30, 2017	$8,362	$1,766	$10,128

Note 13 - Long-lived assets

In accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”), the Company assesses long-lived assets for impairment if events and circumstances indicate it is more likely than not that the fair value of the asset group is less than the carrying value of the asset group.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

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

The Company completed an interim goodwill impairment assessment for the Therapy reporting unit and noted that there was a goodwill impairment (see Note 13). As a result, the Company determined this was a triggering event for long-lived assets. Accordingly, the Company completed an analysis pursuant to ASC 360-10-35-17 and determined that the carrying value of the asset group exceeded the undiscounted cash flows, and that long-lived assets were impaired. The Company recorded long-lived asset impairment charges of approximately $0.7 million in the third quarter ended September 30, 2017 based on the deficiency between the book value of the assets and the fair value as determined in the analysis. At September 30, 2017, the long lived assets in the asset group are recorded at their current fair values.

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

September 30, 2017

Note 14 - Segment Reporting

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

September 30, 2017

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment revenues:
Detection	$4,346	$4,134	$13,066	$12,961
Therapy	2,654	1,869	7,134	6,449

Total Revenue	$7,000	$6,003	$20,200	$19,410

Segment gross profit:
Detection	$3,822	$3,586	$11,553	$11,429
Therapy	821	515	2,282	2,560

Segment gross profit	$4,643	$4,101	$13,835	$13,989

Segment operating income (loss):
Detection	1,475	1,250	4,261	4,494
Therapy	(6,451)	(2,055)	(10,627)	(5,398)

Segment operating income (loss)	$(4,976)	$(805)	$(6,366)	$(904)

General, administrative, depreciation and amortization expense	$(1,966)	$(1,847)	$(6,143)	$(5,774)
Interest expense	(36)	(15)	(51)	(59)
Gain on sale of MRI assets	—	—	2,508	—
Other income	3	2	3	9

Loss before income tax	$(6,975)	$(2,665)	$(10,049)	$(6,728)

Note 15 - Recent Accounting Pronouncements

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

September 30, 2017

reflecting the application of the standard in each reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

The Company has performed an assessment of its revenue streams and customer classes. The Company has used this information to develop an implementation plan which it expects to complete during the fourth quarter of 2017. The Company does not expect that its revenue recognition will be materially impacted by the new guidance. The Company is also assessing the impact of the guidance on its contract costs in order to determine the magnitude of impact. The Company currently expects to adopt the guidance using the modified retrospective approach, and will finalize this selection along with completion of the implementation plan.

There are also certain considerations related to internal control over financial reporting that are associated with implementing Topic 606. The Company is evaluating its internal control framework over revenue recognition to identify any changes that may need to be made in relation to the implementation process, as well as upon adoption of the new guidance.

In addition, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance. The Company’s implementation phase includes designing and implementing the appropriate internal controls to obtain and disclose the information required under Topic 606.

The Company expects to adopt certain practical expedients and make certain policy elections related to the accounting for significant finance components, sales taxes, shipping and handling, costs to obtain a contract and immaterial promised goods or services, which will mitigate certain impacts of adopting Topic 606. The Company also expects to review the tax impact, if any, that Topic 606 will have on the financial statements.

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

September 30, 2017

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

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenue: (in thousands)

	Three months ended September 30,
	2017	2016	Change	% Change
Detection revenue
Product revenue	$2,758	$1,991	$767	38.5%
Service revenue	1,588	2,143	(555)	(25.9)%

Subtotal	4,346	4,134	212	5.1%

Therapy revenue
Product revenue	668	23	645	2804.3%
Service revenue	1,986	1,846	140	7.6%

Subtotal	2,654	1,869	785	42.0%

Total revenue	$7,000	$6,003	$997	16.6%

Three months ended September 30, 2017 and 2016:

Total revenue for the three month period ended September 30, 2017 was $7.0 million compared with revenue of $6.0 million for the three month period ended September 30, 2016, an increase of approximately $1.0 million, or 16.6%. The increase in revenue was due to increases in Detection revenues of approximately $0.2 million and an increase in Therapy revenue of approximately $0.8 million.

Detection product revenue increased by approximately $0.8 million from $2.0 million to $2.8 million or 38.5% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase is due primarily to an increase in digital systems driven by increases in sales to our OEM partners.

Detection service and supplies revenue decreased by approximately $0.6 million from $2.1 million in the three months ended September 30, 2016 to $1.6 million in the three months ended September 30, 2017. The decrease in service and supplies revenue is due primarily to the decrease in service revenue associated with the MRI business. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $0.7 million for the three months ended September 30, 2017 as compared to $23,000 for the three months ended September 30, 2016. The increase in product revenue for the quarter ended September 30, 2017 is due to the sale of Axxent eBx systems in the quarter. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supply revenue was approximately $2.0 million for the three months ended

September 30, 2017 as compared to $1.9 million for the three months ended September 30, 2016. Therapy service and supplies revenue is primarily the services related to electronic brachytherapy for non-melanoma skin cancer (“NMSC”).

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended September 30,
	2017	2016	Change	% Change
Products	$636	$236	$400	169.5%
Service and supplies	1,458	1,370	88	6.4%
Amortization and depreciation	263	296	(33)	(11.1)%

Total cost of revenue	$2,357	$1,902	$455	23.9%

Gross profit	$4,643	$4,101	$542	13.2%
Gross profit %	66.3%	68.3%		(2.0)%

	Three months ended September 30,
	2017	2016	Change	% Change
Detection gross profit	$3,822	$3,586	$236	6.6%
Therapy gross profit	821	515	306	59.4%

Gross profit	$4,643	$4,101	$542	13.2%

Gross profit for the three month period ended September 30, 2017 was $4.6 million, or 66.3% of revenue as compared to $4.1 million or 68.3% of revenue in the three month period ended September 30, 2016. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products increased by approximately $0.4 million from approximately $0.2 million for the three months ended September 30, 2016 to approximately $0.6million for the three months ended September 30, 2017. The increase is due primarily the increase in therapy product revenue for the third quarter of 2017. The cost of product revenue as a percentage of product revenue was approximately 19% for the three months ended September 30, 2017 as compared to 12% for the three months ended September 30, 2016. The increase in cost of product revenue as a percentage of product revenue is due primarily to the sale of Axxent eBx controllers which have a higher cost of revenue than Detection products.

•	The cost of service and supplies was $1.5 million for the three months ended September 30, 2017 as compared to $1.4 million for the three months ended September 30, 2016. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 41% for the quarter ended September 30, 2017 and 34% for the quarter ended September 30, 2016.

•	Amortization and depreciation was approximately $0.3 million in each of the three month periods ended September 30, 2016 and September 30, 2017.

Operating Expenses: (in thousands)

	Three months ended September 30,
	2017	2016	Change	Change %
Operating expenses:
Engineering and product development	$2,254	$2,360	$(106)	(4.5)%
Marketing and sales	2,580	2,322	258	11.1%
General and administrative	1,944	1,783	161	9.0%
Amortization and depreciation	107	288	(181)	(62.8)%
Goodwill and long-lived asset impairment	4,700	—	4,700	0.0%

Total operating expenses	$11,585	$6,753	$4,832	71.6%

Operating expenses increased by approximately $4.8 million or 71.6% in the three months ended September 30, 2017. The increase is due primarily to the goodwill and long lived asset impairment of $4.7 million.

Engineering and Product Development. Engineering and product development costs were approximately $2.3 million for the three month period ended September 30, 2017 as compared to $2.4 million for the three month periods ended September 30, 2016. Detection engineering and product development costs were $1.3 million for each of the three month periods ended September 30, 2017 and September 30, 2016. Therapy engineering and product development costs decreased by $0.1 million to $1.0 million for the three months ended September 30, 2017 from $1.1 million for the three months ended September 30, 2016. The Company continues to invest in strategic initiatives such as the development of clinical evidence in both Detection and Therapy, development of breast tomosynthesis products and ongoing enhancements to our electronic brachytherapy products.

Marketing and Sales. Marketing and sales expenses increased by $0.3 million or 11.1%, from $2.3 million in the three month period ended September 30, 2016 to $2.6 million in the three month period ended September 30, 2017. Detection marketing and sales expense increased $0.2 million from $0.9 million in the three months ended September 30, 2016 to $1.1 million for the three months ended September 30, 2017. The increase in Detection marketing and sales expenses was due primarily to increases in commissions and stock compensation. Therapy marketing and sales expense increased by $0.1 million from $1.5 million in the three months ended September 30, 2016 to $1.6 million in the three months ended September 30, 2017.

General and Administrative. General and administrative expenses increased by $0.2 million or 9.0%, from $1.8 million in the three month period ended September 30, 2016 to $1.9 million in the three month period ended September 30, 2017. The increase was due primarily to an increase in consulting and personnel costs.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $0.1 million in the quarter ended September 30, 2017 from $0.3 million for the quarter ended September 30, 2016. The decrease is due primarily to the sale of MRI assets in January 2017.

Goodwill and long-lived asset impairment. In the third quarter of 2017, the Company determined there was a triggering event, and accordingly completed an interim goodwill and long-lived asset impairment In the quarter ended September 30, 2017, the Company recorded an impairment charge of $4.0 million related to goodwill and $0.7 million related to intangible assets.

Other Income and Expense: (in thousands)

	Three months ended September 30,
	2017	2016	Change	Change %
Interest expense	$(36)	$(15)	(21)	140.0%
Interest income	3	2	1	50.0%

	$(33)	$(13)	$(20)	153.8%

Tax benefit (expense)	$42	$(10)	$52	(520.0)%

Interest expense. Interest expense of $36,000 increased by $21,000 or 140.0% for the three month period ended September 30, 2017 as compared to interest expense of $15,000 in the three month period ended September 30, 2016. The increase in interest expense is due primarily to the interest expense associated with the Silicon Valley Bank term loan signed in August, 2017.

Other income. Other income was $3,000 and $2,000, respectively, for the three month periods ended September 30, 2017 and 2016.

Tax benefit (expense). The Company had a tax benefit of $42,000 for the three month period ended September 30, 2017 as compared to tax expense of $10,000 for the three month period ended September 30, 2016. The tax benefit for the quarter ended September 30, 2017 is the result of applying for New Hampshire research and development credits. Tax expense for the quarter ended September 30, 2016 is due primarily to state non-income and franchise based taxes.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenue: (in thousands)

	Nine months ended September 30,
	2017	2016	Change	% Change
Detection revenue
Product revenue	$7,970	$6,580	$1,390	21.1%
Service revenue	5,096	6,381	(1,285)	(20.1)%

Subtotal	13,066	12,961	105	0.8%

Therapy revenue
Product revenue	1,255	880	375	42.6%
Service revenue	5,879	5,569	310	5.6%

Subtotal	7,134	6,449	685	10.6%

Total revenue	$20,200	$19,410	$790	4.1%

Nine months ended September 30, 2017 and 2016:

Total revenue for the nine month period ended September 30, 2017 was $20.2 million compared with revenue of $19.4 million for the nine month period ended September 30, 2016, an increase of approximately $0.8 million, or 4.1%. The increase in revenue was due to a $0.7 million increase in Therapy revenue and an increase in Detection revenues of approximately $0.1 million.

Detection product revenue increased by approximately $1.4 million from $6.6 million to $8.0 million or 21.1% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase is due primarily to an increase in CAD revenues of $2.2 million offset by decreases in MRI revenue of approximately $0.7 million and $0.1 million in colon revenue. The decrease in MRI revenue is due primarily to the sale of the Company’s MRI assets in January 2017.

Detection service and supplies revenue decreased by approximately $1.3 million from $6.4 million in the nine months ended September 30, 2016 to $5.1 million in the nine months ended September 30, 2017. The decrease in service and supplies is due primarily to the sale of the Company’s MRI assets in January 2017. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. We expect service and supplies revenue related to our installed base of customers to vary from quarter to quarter as customers transition from 2D CAD to digital tomosynthesis.

Therapy product revenue was approximately $1.3 million for the nine months ended September 30, 2017 as compared to $0.9 million for the nine months ended September 30, 2016. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supplies revenue increased approximately $0.3 million from $5.6 million in the nine months ended September 30, 2016 to $5.9 million for the nine months ended September 30, 2017. The increase in Therapy service and supplies revenue is due primarily to an increase in the services related to electronic brachytherapy for NMSC.

Cost of Revenue and Gross Profit: (in thousands)

	Nine months ended September 30,
	2017	2016	Change	% Change
Products	$1,349	$611	$738	120.8%
Service and supplies	4,169	3,911	258	6.6%
Amortization and depreciation	847	899	(52)	(5.8)%

Total cost of revenue	$6,365	$5,421	$944	17.4%

Gross profit	$13,835	$13,989	$(154)	(1.1)%
Gross profit %	68.5%	72.1%		(3.6)%

	Nine months ended September 30,
	2017	2016	Change	% Change
Detection gross profit	$11,553	$11,429	$124	1.1%
Therapy gross profit	2,282	2,560	(278)	(10.9%)

Gross profit	$13,835	$13,989	$(154)	(1.1%)

Gross profit for the nine month period ended September 30, 2017 was $13.9 million, or 68.5% of revenue as compared to $14.0 million or 72.1% of revenue in the nine month period ended September 30, 2016. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles. Gross profit for the nine months ended September 30, 2016 includes a recovery of the medical device excise tax of approximately $0.5 million due to a refund.

•	Cost of products increased by approximately $0.7 million to $1.3 million for the nine months ended September 30, 2017 from approximately $0.6 million for the nine months ended September 30, 2016, which is due primarily to an increase in Detection product revenue as well as a recovery of medical device excise tax in cost of product revenue of $0.3 million in 2016. The cost of product revenue as a percentage of product revenue was approximately 15% for the nine months ended September 30, 2017 as compared to 8% for the nine months ended September 30, 2016. The increase in cost of product revenue as a percentage of product revenue is due primarily to the recovery of medical device excise tax in 2016. Cost of product revenue can vary due to product mix.

•	The cost of service and supplies increased by $0.3 million from $3.9 million in the nine months ended September 30, 2016 to $4.2 million in the nine months ended September 30, 2017. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 38% for the quarter ended September 30, 2017 and 33% for the quarter ended September 30, 2016. The increase in cost of service supplies is due primarily to the recovery of medical device excise tax of $0.2 million in 2016, which also decreased the cost of service and supplies revenue as a percentage of revenue in 2016.

•	Amortization and depreciation was approximately $0.9 million in each of the nine months ended September 30, 2016 and September 30, 2017.

Operating Expenses: (in thousands)

	Nine months ended September 30,
	2017	2016	Change	Change %
Operating expenses:
Engineering and product development	$7,060	$6,835	$225	3.3%
Marketing and sales	8,172	7,379	793	10.7%
General and administrative	6,067	5,586	481	8.6%
Amortization and depreciation	345	867	(522)	(60.2)%
Goodwill and long-lived asset impairment	4,700	—	4,700	0.0%
Gain from sale of MRI assets	(2,508)	—	(2,508)	0.0%

Total operating expenses	$23,836	$20,667	$3,169	15.3%

Operating expenses increased by approximately $3.2 million or 15.3% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. In the first quarter of 2017, the Company sold certain MRI assets to Invivo and recorded a gain on the sale of $2.5 million, which was offset by the goodwill and long lived asset impairment of $4.7 million, recorded in the third quarter of 2017.

Engineering and Product Development. Engineering and product development costs were approximately $7.1 million for the nine month period ended September 30, 2017 as compared to $6.8 million for the nine month period ended September 30, 2016, an increase of $225,000 or 3.3%. Therapy engineering and product development costs increased from $3.1 million in the nine months ended September 30, 2016 to $3.2 million for the nine months ended September 30, 2017. Detection engineering and product development costs increased by $0.2 million to $3.9 million for the nine month period ended September 30, 2017 from $3.7 million for the nine month period ended September 30, 2016. The Company continues to invest in strategic initiatives such as the development of ongoing clinical evidence, development of breast tomosynthesis products and additional enhancements to our electronic brachytherapy products.

Marketing and Sales. Marketing and sales expenses increased by $0.8 million or 10.7%, from $7.4 million in the nine month period ended September 30, 2016 to $8.2 million in the nine month period ended September 30, 2017. Therapy marketing and sales expense increased $0.2 million from $4.7 million in the nine months ended September 30, 2016 to $4.9 million for the nine months ended September 30, 2017. Detection marketing and sales costs increased by $0.5 million from $2.7 million in the nine months ended September 30, 2016 to $3.2 million for the nine months ended September 30, 2017. The increase in Detection marketing and sales costs is due primarily to increases in commissions and stock compensation.

General and Administrative. General and administrative expenses increased by $0.5 million from $5.6 million in the nine month period ended September 30, 2016 to $6.1 million in the nine month period ended September 30, 2017. The increase was due primarily to an increase in stock compensation costs and a $249,000 gain on settlement of litigation related to the acquisition of VuComp M-Vu CAD in January 2016.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased by $0.5 million from $0.9 million in the nine month period ended September 30, 2016 to $0.3 million in the nine month period ended September 30, 2017. The decrease is due primarily to the sale of MRI assets in January 2017.

Gain from sale of MRI assets. The Company entered into an Asset Purchase Agreement with Invivo Corporation to sell certain MRI assets in December 2016 and the transaction closed on January 30, 2017. As a result, the Company recorded a gain on sale from MRI assets of $2.5 million in the first quarter of 2016.

Goodwill and long-lived asset impairment. In the third quarter of 2017, the Company determined there was a triggering event, and accordingly completed an interim goodwill and long-lived asset impairment In the quarter ended September 30, 2017, the Company recorded an impairment charge of $4.0 million related to goodwill and $0.7 million related to intangible assets.

Other Income and Expense: (in thousands)

	Nine months ended September 30,
	2017	2016	Change	Change %
Interest expense	$(51)	$(59)	$8	(13.6)%
Interest income	3	9	(6)	(66.7)%

	$(48)	$(50)	$2	(4.0)%

Tax benefit (expense)	$28	$(55)	$83	(150.9)%

Interest expense. Interest expense of $51,000 decreased by $8,000 or 13.6% for the nine month period ended September 30, 2017 as compared to interest expense of $59,000 in the nine month period ended September 30, 2016. Interest expense for the nine months ended September 30, 2017 relates primarily to notes payable. Interest expense in for the nine months ended September 30, 2016 related primarily to capital leases which were paid in 2017.

Interest income. Interest income was $3,000 and $9,000 for the nine month period ended September 30, 2017 and September 30, 2016, respectively which reflected income earned from our money market accounts.

Tax benefit (expense). The Company had a tax benefit of $28,000 for the nine month period ended September 30, 2017 as compared to tax expense of $55,000 for the nine month period ended September 30, 2016. The tax benefit for the nine months ended September 30, 2017 is the result of applying for New Hampshire research and development credits. Tax expense for the nine months ended September 30, 2016 is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of September 30, 2017, the Company has current assets of $22.4 million which includes $11.3 million of cash and cash equivalents. Current liabilities are $11.6 million and working capital is $10.8 million. The ratio of current assets to current liabilities was 1.92:1. In January 2017, the Company received $2.8 million from the sale of MRI assets to Invivo. In August 2017 the Company entered into a debt facility that provides an initial term loan of $6.0 million and a $4.0 million revolving line of credit. The Company also has the option to secure an additional $3.0 million in term loan in 2018, subject to meeting certain revenue milestones.

	For the nine months ended September 30,
	2017	2016
	(in thousands)
Net cash used for operating activities	$(5,565)	$(3,862)
Net cash provided by (used for) investing activities	2,486	(262)
Net cash provided by (used for) financing activities	5,755	(673)

Increase (decrease) in cash and equivalents	$2,676	$(4,797)

Net cash used for operating activities for the nine month period ended September 30, 2017 was $5.6 million, compared to net cash used for operating activities of $3.9 million for the nine month period ended September 30, 2016. The cash used for operating activities for the nine month period ended September 30, 2017 resulted primarily from our net loss and from working capital changes resulting from increases in accounts receivable, decreases in accounts payable and accrued expenses offset by the cash provided due to the decrease in prepaid expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash provided by investing activities for the nine month period ended September 30, 2017 of $2.5 million was due to the cash received from the sale of MRI assets offset by purchases of property and equipment. Cash used for investing activities for the nine month period ended September 30, 2016 was $0.3 million, which represents primarily purchases of property and equipment.

Net cash provided by financing activities for the nine month period ended September 30, 2017 was $5.8 million as compared to net cash used for financing activities of $0.7 million for the nine month period ended September 30, 2016. Cash provided by financing activities for the nine months ended September 30, 2017 is due primarily to proceeds from the $6.0 million term loan and taxes paid on the issuance of restricted stock to employees. Cash used for financing activities for the nine month period ended September 30, 2016 represents primarily repayments of capital leases.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$1,848	$742	$1,106	$—	$—
Capital lease obligations	42	$12	30	—	—
Settlement Obligations	500	500	—	—	—
Notes Payable	6,615	591	4,324	1,700	—
Other Commitments	825	632	84	32	77

Total Contractual Obligations	$9,830	$2,477	$5,544	$1,732	$77

Operating lease obligations are the minimum payments due under these obligations.

Settlement obligations represent the remaining payments of the obligations to Hologic. The Company paid $0.5 million in July 2017 which represented the remaining settlement obligation to Zeiss.

Other commitments represent firm purchase obligations to suppliers for future product and service deliverables.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2017, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2017, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during such period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchaed under the plans or programs
July 1 - July 31, 2017	—	$—	$—	$—
August 1 - August 30, 2017	7,629	3.77	—	—
September 1 - September 31, 2017	—	—	—	—

Total	7,629	$3.77	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 14, 2017	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer, Director

Date: November 14, 2017	By:	/s/ Richard Christopher
Richard Christopher Chief Financial Officer