Form 10-K
period 2017-12-31
ICAD INC
filed 2018-03-30
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on June 30, 2017 was $58,099,626. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2017, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 26, 2018, the registrant had 16,603,474 shares of Common Stock outstanding.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

General

iCAD, Inc. is a global medical technology leader providing innovative cancer detection and therapy solutions. The Company reports in two operating segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Company was incorporated in 1984 as Howtek, Inc. under the laws of the state of Delaware. In 2002 the Company changed its name to iCAD, Inc. and changed its ticker symbol to ICAD.

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

Company Overview and Strategy

iCAD continues to evolve from a business focused on image analysis for the early detection of cancers to a broader player in the oncology market. As a global medical technology leader, the Company’s strategy is to provide customers with a broad portfolio of innovative oncology solutions that address the two primary stages of the cancer care, detection and treatment. The Company believes that early detection, together with earlier targeted intervention, provides patients and healthcare providers with the best tools available to achieve better clinical outcomes resulting in market demand that will drive adoption of iCAD’s solutions.

Cancer Detection:

Approximately 40 million mammograms were performed in the U.S. in 2017. Although mammography is the most effective method for early detection of breast cancer, studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. More than half of the cancers missed are due to observational errors. Computer aided detection (“CAD”), when used in conjunction with mammography, has been proven to help reduce the risk of these observational errors by as much as 20%. Earlier cancer detection typically leads to more effective, less invasive, and less costly treatment options which ultimately should translate into improved patient survival rates.

The Company intends to address the detection and diagnosis stages of the cancer care cycle through continued extension of its image analysis and clinical decision support solutions for mammography, breast tomosynthesis, and CT imaging. iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD and breast density assessment advanced image analysis and workflow solutions. CAD and density assessment for breast tomosynthesis is a growth area which the Company believes will provide additional benefits for early breast cancer detection. The Company believes that CAD and breast density assessment for tomosynthesis has the potential to help radiologists better detect cancer and manage the workflow efficiency issues created by large 3D datasets. The Company completed development of a tomosynthesis CAD and workflow tool in 2015 and launched the product in the European market in April 2016, HealthCanada in June 2016 and in the United States after FDA clearance in April 2017. The Company also developed a breast density assessment product for tomosynthesis that assesses breast density using 2D synthetic images that are generated from 3D tomosynthesis datasets. The Company’s tomosynthesis breast density solution is pending FDA clearance and is expected in 2018.

The Company believes that the CAD and breast density assessment solutions for breast tomosynthesis may represent a significant growth opportunity over the next three to five years. With over 5,600 installation opportunities for tomosynthesis systems in the U.S., there is a significant future opportunity for CAD and density assessment solutions for tomosynthesis. The Company anticipates that CAD for tomosynthesis will become the standard of care in the near future, similar to what CAD for 2D mammography is today in the U.S.

In the U.S., approximately 8,726 facilities (with approximately 18,451 accredited full field digital mammography (“FFDM”) and tomosynthesis mammography systems) were Mammography Quality Standards Act (MQSA) certified to provide mammography screening in 2017. The majority of these centers are using 2D digital mammography FFDM systems and we believe approximately 46% of the market has converted to 3D mammography or tomosynthesis.

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

Although sales of CAD with 2D mammography in Europe have been historically lower than in the U.S., the Company believes sales of its CAD for tomosynthesis will be adopted with a higher attachment rate in Europe than previously due to workflow improvements and reading time reduction that we believe the solution offers.

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

The Company’s Xoft System is a disruptive radiation oncology treatment solution with significant cost, mobility, and treatment time advantages over its competitors or other standards of care. While the primary applications of this system currently are localized breast cancer treatment using a ten to fifteen-minute breast Intraoperative Radiation Therapy (“IORT”) protocol and the treatment of non-melanoma skin cancers (“NMSC”), the Xoft System platform can also be used to treat a wide and growing array of additional cancers, including gynecological and other non-breast IORT clinical indications.

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

Basal and Squamous Cell Carcinoma are two of the most prevalent types of NMSC in the U.S., with more than 5.4 million cases being diagnosed annually. The Xoft System enables radiation oncologists and dermatologists to collaborate in offering their patients a non-surgical treatment option that is particularly appropriate for certain challenging lesion locations on the ear, face, scalp, neck and extremities. Xoft also offers the Axxent Hub web-based software platform that enables centers to improve patient safety, conduct treatment planning, enhance and monitor workflow, and improve communication between clinical specialties.

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

On January 4, 2018, the Company adopted a plan to discontinue offering radiation therapy professional services to practices that provide the Company’s electronic brachytherapy solution for the treatment of NMSC under the subscription service model within the Therapy Segment. As a result, the Company will no longer offer the subscription service model to customers. The Company will continue to offer its capital sales model for both skin cancer treatment and IORT, which provides a brachytherapy system and related source and service agreements. The discontinuance of the subscription service model is expected to reduce radiation therapy professional services delivery costs, decrease cash burn, and re-focus the Company on the higher margin capital product and service offerings.

Revenue:

The table below presents the revenue and percentage of revenue attributable to the Company’s products and services, in 2017, 2016 and 2015 (in thousands):

	For the year ended December 31,
	2017	%	2016	%	2015	%
Detection:
Digital & MRI CAD revenue	$11,649	41.5%	$8,682	33.0%	$11,216	27.0%
Film based revenue	—	0.0%	—	0.0%	10	0.0%
Service	6,661	23.7%	8,451	32.1%	8,017	19.3%

Detection revenue	18,310	65.2%	17,133	65.1%	19,243	46.3%

Therapy:
Product	1,905	6.8%	1,789	6.8%	2,972	7.2%
Service	7,887	28.1%	7,416	28.2%	19,339	46.5%

Therapy revenue	9,792	34.8%	9,205	34.9%	22,311	53.7%

Total revenue	$28,102	100.0%	$26,338	100.0%	$41,554	100.0%

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

Intraoperative radiation therapy (“IORT”) can be delivered during an operative procedure, in as little as eight minutes, and may be used as a primary or secondary modality. This technology enables radiation oncology departments in hospitals, clinics and physician offices to perform traditional radiotherapy treatments and offer advanced treatments such as IORT. Current customers of the Xoft System include university research and community hospitals, private and governmental institutions, doctors’ offices, cancer care clinics, veterinary facilities, and strategic partnerships with radiation oncology service providers that enable the supervised delivery of the technology in dermatologist offices.

Of the approximately 300,000 women who are diagnosed with breast cancer every year in the U.S., the majority, or 60% are diagnosed with early stage breast cancer. About 60% of early stage breast cancers qualify as candidates for treatment with eBx. Currently, a majority of early stage breast cancer patients who are treated with radiation therapy follow a five to seven-week daily protocol of traditional external beam radiation while a small portion are treated with a five-day protocol using brachytherapy. IORT aims to simplify radiation treatment for early-stage breast cancer patients by delivering one precise dose of radiation directly to the lumpectomy cavity in a single, safe and effective procedure.

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

Additionally, in 2016, Melinda Epstein, PhD, et al. of Hoag Memorial Hospital Presbyterian in Newport Beach, CA published two clinical papers on their experience with the Xoft System for the treatment of early-stage breast cancer with IORT. In June 2016, the Annals of Surgical Oncology published data on 702 patients treated from June 2010 to January 2016, demonstrating a 1.7% recurrence rate. Further, less than 5% of patients had significant complications, concluding that IORT safely delivers radiation and allows some women who cannot (or decline to) undergo whole breast radiation to consider breast-conserving therapy rather than mastectomy. In August 2016, The Breast Journal published 20-month mean follow-up data on 146 patients with pure ductal carcinoma in situ (DCIS) treated with IORT. The data showed a 2.1% recurrence rate with relatively few complications and again concluded that x-ray based IORT is a promising treatment modality that greatly simplifies the delivery of post-excision radiation therapy.

Further, in 2017, researchers from Hoag Memorial Hospital Presbyterian published another clinical paper in the Annals of Surgical Oncology on their experience with the Xoft System in treating 204 early-stage breast cancers in a prospective, X-ray IORT trial from June 2010 to September 2013. With a median follow-up of 50 months, results indicated there have been seven ipsilateral breast tumor events (IBTE), no regional or distant recurrences, and no breast cancer-

related deaths. Kaplan-Meier analysis projects that 2.9% of patients will recur locally at 4 years. The site’s low complication and recurrence rates support the cautious use and continued study of IORT in selected woman with low-risk breast cancer. The Hoag Memorial Hospital Presbyterian IORT series is currently the largest single-facility IORT series with the Xoft System in the United States.

Also, in 2017, the Company announced results of a landmark study that showed the benefits of IORT compared to external beam radiation therapy (EBRT) in the treatment of early-stage breast cancer. The analysis demonstrated that IORT could result in direct cost savings for the U.S. healthcare system of more than $630 million over the lifetime of patients diagnosed annually with early-stage breast cancer, as well as significantly benefit patient health by minimizing radiation exposure and offering a better quality of life. The results of the study were published in November 2017 in the peer-reviewed Cost Effectiveness and Resource Allocation and determined IORT to be the preferred method of treatment.

As the Company continues to focus on broadening global awareness and patient access to IORT, 2017 also brought meaningful progress in the area of international research. Physicians from Taiwan published a clinical paper in November 2017 in the peer-reviewed PLOS One journal. The multi-center study examined patient selection and the oncologic safety of IORT with the Xoft System for the management of early-stage breast cancer. From 2013-2015, 26 hospitals in Taiwan performed a total of 261 IORT procedures. With a mean follow-up of 15.6 months, locoregional recurrence was observed in 0.8% of patients. The study concluded that preliminary results of IORT in Taiwan showed it is well accepted by patients and clinicians.

In August 2017, the Company announced that its balloon applicators received approval from the China Food & Drug Administration (CFDA) for the treatment of early-stage breast cancer. With this CFDA approval, the complete suite of Xoft System products is now available to clinicians and patients in China. In addition to the Chinese market, the company continues to build positive momentum and has regulatory approval in key geographies such as Spain, Australia, and Switzerland.

The reimbursement for IORT has improved from 2011 when the American Medical Association (AMA) established Category I CPT codes for IORT based on clinical evidence. These codes and payment values became effective beginning January 2013. In 2014, CMS announced that the payment value for IORT treatments would increase for the 2015 year from the payment values in 2011. Current IORT payment values have remained consistent with the values established in 2014.

NMSC is considered an epidemic in the U.S. with over 3.5 million cases diagnosed annually. Of those cases, approximately 20%-30% have specific diagnoses and lesion characteristics that make such patients potential candidates for electronic brachytherapy treatment. The Xoft System is a viable alternative treatment option for patients with lesions in cosmetically challenging locations (ear, nose, scalp, neck), locations that experience difficulties in healing (lower legs, upper chest, fragile skin), patients on anticoagulants, and patients who are anxious about surgery. The Xoft System has been used to treat more than 10,000 NMSC lesions. Recent clinical data published from 2015 to 2017 demonstrates promising local control and supports eBx as a convenient, effective, nonsurgical treatment option offering minimal toxicity and excellent cosmesis for eligible NMSC patients. In 2017, the Company announced that results of a matched-pair cohort study of 369 early-stage NMSC patients treated with the Xoft System or Mohs micrographic surgery showed that rates of recurrence of cancer were virtually identical at a mean follow-up of 3.4 years. Mohs micrographic surgery is accepted as the most effective technique for removing basal cell carcinoma and squamous cell carcinoma. The study results were published online in the peer-reviewed Journal of Contemporary Brachytherapy.

Since 2016, electronic brachytherapy for the treatment of NMSC has been reimbursed under a skin-specific Category III CPT code. Reimbursement for the treatment delivery is provided through the Category III CPT code, 0394T, which covers high dose rate electronic brachytherapy, skin surface application, per fraction, and includes basic dosimetry, when performed. There are additional Category I CPT codes reportable with the service as determined by physician orders, medical necessity, and documentation. Coverage policies and payment values associated with CPT code 0394T are determined by the regional U.S. Medicare Administrative Contractors. There are several Medicare Administrative Contractors that have published rates for the 0394T code and others that reimburse on a case-by-case basis.

Gynecological cancers are also appropriate for treatment with electronic brachytherapy. There are approximately 50,000 new cases of endometrial cancer each year in the U.S. and nearly 300,000 new cases worldwide. In 2017, the first-ever European analysis of electronic brachytherapy using the Xoft System for endometrial and cervical cancer treatment was presented at the ESTRO meeting. Researchers from Miguel Servet University Hospital in Zaragoza, Spain presented promising study results demonstrating excellent outcomes in acute toxicity in 29 endometrial or cervical cancer patients treated with the Xoft System from September 2015 to September 2016. Additional research showed that electronic brachytherapy delivered a lower dose of radiation to surrounding healthy organs at risk, such as the bladder and rectum, than would have been delivered had 192Ir been utilized instead of the Xoft System.

Additionally, electronic brachytherapy is appropriate for use in other IORT clinical settings where surgical resection is unable to completely eliminate all cancer cells. In the U.S. and international settings, the Company believes that IORT for prostate, pelvic, gastrointestinal, abdominal, spinal, and soft tissue sarcoma applications remains a potential market given the minimal shielding requirements associated with this treatment modality.

Electronic Brachytherapy products:

Electronic Brachytherapy (eBx®) Treatment for Breast Cancer

Xoft System

The portable Xoft system uses isotope-free miniaturized X-ray tube technology to deliver therapy directly to cancer sites with minimal radiation exposure to surrounding healthy tissue. The Xoft System is FDA-cleared, CE marked and licensed in a growing number of countries for the treatment of cancer anywhere in the body, including early-stage breast cancer, NMSC and gynecological cancers. The Company offers FDA-cleared applicators for the utilization of the Xoft system including breast applicators for IORT and APBI in the treatment of breast cancer, vaginal applicators for the treatment of endometrial cancer, cervical applicators for the treatment of cervical cancer, and skin applicators for the treatment of non-melanoma skin cancers. The flexible single-use breast IORT and APBI applicators are offered in a variety of sizes based on clinical need. The endometrial, cervical and skin applicators are reusable and are manufactured in various sizes based on the anatomical requirements of the patient or the size of the lesion. The Company also provides the 50kV isotope-free energy source, a comprehensive service warranty program, and various accessories such as the Axxent eBx Rigid Shield for internal IORT shielding. The 50kV energy source is typically sold as an annual contract customized to individual customer volume/usage requirements.

The Company has made several enhancements to the Xoft system controller including a new software interface enabling enhanced system functionality and an upgraded high voltage connection improving system performance. In 2014, the Company developed and launched a new SPX Controller which includes an optimized skin treatment arm customized for compatibility in confined patient treatment rooms in physician office-based facilities. This controller complements the MPX Controller which is designed for multi-application use. In 2016, the Company unveiled a new Streamlined Module for Advanced Radiation Therapy (SMART) solution for its Xoft System and Axxent Hub cloud-based oncology collaboration software solution. Comprising a new Wi-Fi enabled Xoft System and enhanced Axxent Hub cloud software, the SMART solution improves workflow efficiency and the flexibility and security of skin eBx treatments while also improving clinical collaboration and supervision.

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

Digital Mammography CAD products:

Advanced Image Analysis and Workflow Solutions in Breast Imaging (Mammography)

iCAD develops and markets a comprehensive range of high-performance Artificial Intelligent cancer detection and workflow solutions for digital mammography systems worldwide. iCAD’s PowerLook Mammo Detection (also known as SecondLook Digital) is based on sophisticated patented algorithms that analyze the data, automatically identifying and marking suspicious regions in 2D full field digital mammography images. The solution provides the radiologist with a “second look” which helps the radiologist detect actionable missed cancers earlier than screening mammography alone. PowerLook Mammo Detection detects and identifies suspicious masses and micro-calcifications utilizing image processing, pattern recognition and artificial intelligence techniques. Information from thousands of mammography images are incorporated into these algorithms enabling the product to distinguish between characteristics of cancerous and normal tissue. The result is earlier detection of hard-to-find cancers, improved workflow for radiologists, and higher quality patient care.

In June 2012, iCAD introduced its next generation PowerLook Advanced Mammography Platform® (AMP) recently rebranded as PowerLook Breast Health Solutions. The technology expands on iCAD’s legacy SecondLook Digital platform and is the mammography platform upon which all future breast imaging offerings from iCAD will be built. PowerLook Breast Health Solutions is the first product suite of its kind to integrate cancer detection and breast density assessment software, which aids radiologists by standardizing their approach to breast density assessment and categorization. The Company acquired the breast density assessment solution from VuComp in April 2015 and subsequently released it to market under the product name iReveal and recently rebranded to PowerLook Density Assessment. Thirty states now mandate reporting of a breast density score to patients as part of the annual mammogram, PowerLook Density Assessment provides an automated, consistent and standardized reporting tool to assist with this process.

Included with PowerLook is a multi-vendor CAD and density assessment server that allows hospitals and imaging facilities to connect up to four mammography acquisition devices regardless of vendor. This reduces the need for separate CAD servers while lowering hardware and service costs. iCAD’s PowerLook also provides a powerful flexible DICOM connectivity solution enabling universal compatibility with leading picture archive and communication systems (“PACS”) and Review Workstations. The Company expects additional modules to be released and integrated into PowerLook AMP platform in the future.

PowerLook Server

PowerLook Server is designed to function with leading digital mammography systems (digital breast tomosynthesis, FFDM and computed radiography) – including systems sold by GE Healthcare, Siemens Medical Systems, Fuji Medical Systems, Hologic, Inc., Sectra Medical Systems, Philips, Carestream, IMS Giotto, Agfa Corporation, and Planmed. The algorithms in the PowerLook solutions have been optimized for each digital imaging provider based upon characteristics of their unique detectors.

PowerLook Server is a computer server residing on a customer’s network that receives patient studies from the imaging modality, performs analysis and sends the results to PACS and/or review workstations. Workflow and efficiency are critical in digital imaging environments therefore iCAD has developed flexible, powerful DICOM integration capabilities that enable PowerLook AMP to integrate with leading PACS and review workstations from multiple providers. iCAD has worked with its OEM partners to ensure its product results are integrated and easily viewed using each review workstation’s graphical user interface.

Magnetic Resonance Imaging (“MRI”)

In July 2012, iCAD entered into a strategic partnership agreement with Invivo Corp., a subsidiary of Philips Healthcare. With this agreement, iCAD began developing the DynaCAD product software for breast and prostate MR image analysis workstations to help radiologists find cancer earlier and more efficiently. Invivo sells the DynaCAD product both directly and through the Philips global distribution network. In August 2015, Invivo exercised a contractual right to a perpetual paid up license in exchange for a payment of approximately $2.0 million. In January 2017, the MRI products and related assets were sold to Invivo Corp. for $3.2 million. Prior to the January 2017 sale of the MRI products and related assets, the paid-up license fee was being amortized over the remaining life of the agreement.

Breast Tomosynthesis

Digital Breast Tomosynthesis (“DBT”) was introduced in the United States in 2010 by Hologic, Inc., followed by GE Healthcare who received FDA approval for their tomosynthesis system in August 2014, Siemens approval followed in April 2015, and Fuji was approved in early 2017. Tomosynthesis has been demonstrated to have multiple advantages over traditional 2D mammography. It has improved tissue visualization and detection and results in lower recall rates for patients. Tomosynthesis improves the sensitivity and specificity of cancer diagnosis when compared to mammography. Clinical studies indicate that digital breast tomosynthesis improves the ability to distinguish malignant from benign tumors and can detect early signs of cancer hidden by overlapping tissues. This helps reduce the overall number of biopsies performed and the call back rates. Initial studies have indicated that tomosynthesis has the ability to detect 41% more invasive cancers than conventional mammography, and it also reduces false-positives by up to 40%.

Artificial intelligence can play an important role in improving the accuracy and efficiency of reading breast tomosynthesis cases by automatically identifying breast masses and micro-calcifications. In 2015, the Company completed development of its cancer detection and workflow solution for DBT to aid radiologists in their review of DBT as a means of improving lesion detection and reducing the time to read the large tomosynthesis datasets. The initial solution is developed for use with GE Healthcare’s digital breast tomosynthesis for the detection of soft tissue densities (masses, architectural distortions and asymmetries). In January 2017, the Company submitted an amendment to its original PMA application for its 3D tomosynthesis product and the Company received FDA Approval in March of 2017. The Company is continuing to develop a multi-vendor DBT solution that will detect calcifications and contain additional functionality and workflow tools. The Company received CE mark in early 2018 and expects Health Canada and FDA clearance in late 2018.

Computed Tomography Applications and Colonic Polyp Detection

CT Colonography (“CT”) is a well-established and widely used imaging technology that is used to image cross-sectional “slices” of various parts of the human body. When combined, these “slices” provide detailed volumetric representations of the imaged areas. With recent image quality improvements and greatly increased imaging speeds, CT imaging use has expanded in both the number of procedures performed as well as the applications for which it is utilized. While the increased image quality and number of cross sectional slices per scan provides valuable diagnostic information, it adds to the challenge of managing and interpreting the large volume of data generated. The Company believes that the challenges in CT imaging present it with opportunities to provide automated image analysis and clinical decision support solutions.

CTC is a less invasive technique than traditional colonoscopy for imaging the colon. However, the process of reading a CTC exam can be lengthy and tedious as the interpreting physician is often required to traverse the entire length of the colon multiple times. Computer Aided Detection (“CAD”) technology can play an important role in improving the accuracy and efficiency of reading CTC cases by automatically identifying potential polyps. CAD technology has been developed to aid radiologists in their review of CTC images as a means of improving polyp detection. The Company believes that CAD could become an important adjunct to CTC.

Advanced Image Analysis and Workflow Solutions in CT Colonography

VeraLook™

iCAD introduced a CAD solution, VeraLook, a CAD algorithm for CTC, in August 2010 following FDA clearance of the product. This solution is designed to support detection of colonic polyps in conjunction with CTC. iCAD believes that Veralook is a natural extension of iCAD’s core competencies in image analysis and image processing. The system works in conjunction with third party display workstations and PACS vendors. Field testing of the product was initiated in 2008 and iCAD conducted a multi-reader clinical study of iCAD’s Veralook product, for use with CTC. Results of the Company’s clinical study, “Impact of Computer-Aided Detection for CT Colonography in a Multireader, Multicase Trial” demonstrated that reader sensitivity improved 5.5% for patients with both small and large polyps with the use of Veralook. The use of Veralook reduced specificity of readers by 2.5%. The clinical relevance of Veralook was improved reader performance while maintaining high reader specificity. Throughout 2016, iCAD distributed the VeraLook product with advanced visualization reading workstations manufactured by Vital Images, a Toshiba Medical System Group Company and added Philips Healthcare in the U.S. in early 2018. In 2014, iCAD received CFDA (China Food and Drug Administration) approval to sell VeraLook in China.

Sales and Marketing

iCAD, through its Xoft subsidiary, markets the Xoft System in the United States and select countries worldwide. The Company has expanded its installed base of Xoft Systems in the U.S. and has established increasing installations in a number of countries located in Europe and Asia. Xoft has established strong partnerships in Australia, Bulgaria, Canada, China, Hong Kong, Macau Egypt/ Saudi Arabia, India, Italy, Mexico, Portugal, Russia, South Korea, Spain, Sweden, Switzerland, The Netherlands, Luxemburg, Taiwan, Turkey, United Kingdom and Ireland, and is actively exploring market entry in South and Central America.

Xoft’s direct U.S. sales force sells the system on the basis of its clinical effectiveness as a platform high dose rate, low energy radiation therapy solution for hospitals, ambulatory care centers and free-standing radiation oncology facilities and other office-based uses, e.g. dermatology clinical practices. The Xoft System offers a distinct competitive advantage in that it is a highly mobile unit with minimal shielding requirements that can easily be moved from room to room within a single healthcare institution or be transported from facility to facility given its relatively compact form factor.

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

Core to the Company’s eBx market development strategy is a comprehensive medical education program. Xoft actively participates in several key industry scientific conferences in the United States and Europe including but not limited to ASTRO, ESTRO and ASBrS on an annual basis. More recently, Xoft has participated in key dermatology conferences in the U.S. including AAD. At select industry conferences and at independent venues, the Company provides specific additional eBx professional education programs and product demonstrations in the form of live educational sessions in U.S. markets. The Company supported its medical education program in 2017 with educational webinars and clinical presentations at key industry meetings to broaden physician awareness of the Xoft System and eBx technology in the U.S. The Company also maintains a scientific advisory board composed of leading clinician experts who share a commitment to raising awareness of the unique benefits the Xoft eBx system offers to providers and patients alike.

The Company further supports breast IORT through its ongoing ExBRT Clinical Trial– a post-market clinical trial designed to enroll 1,000 patients at up to 50 sites. The study enables facilities interested in treating early stage breast cancer patients with the Xoft System to participate in a common clinical protocol and follow enrolled patients for up to ten years. The ExBRT study is led by brachytherapy and breast care physicians including breast surgeons, radiation oncologists, pathologists, and medical physicists from leading U.S. breast cancer care institutions. In February 2018, the study completed enrollment of 1,200 patients at 27 centers in the U.S. and Europe. Clinical results from the ExBRT study are expected to be presented at key medical conferences in 2018.

iCAD’s mammography products are sold through its direct regional sales organization in the U.S. as well as through its OEM partners, including GE Healthcare, Fuji Medical Systems, and Siemens Medical Systems. The VeraLook CTC CAD product is primarily distributed by Vital Images and Philips Healthcare, which will integrate the iCAD solution in the U.S..

The Company’s cancer detection products are marketed on the basis of their clinical superiority and their ability to assist radiologists detect more cancers earlier, while seamlessly integrating into the clinical workflow of the radiologist. As part of its sales and marketing efforts, iCAD has developed and executed a variety of public relations and local outreach programs with numerous iCAD customers. Additional investments continue to be made to cultivate relationships with the leaders in breast cancer solutions such as at worldwide or national trade shows, where industry leaders discuss the future of image analysis solutions in these clinical disciplines.

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

New market opportunities including expansion of the gynecological product portfolio and other IORT applications beyond breast IORT have brought competitive dynamics to the Company’s efforts. Larger, more diversified radiation therapy companies offering a wide variety of clinical solutions for HDR brachytherapy including Varian Medical Systems and Elekta compete in these areas. These multi-national firms offer broad product portfolios including a full range of HDR brachytherapy afterloaders and applicators as well as traditional radiation therapy solutions including linear accelerators, treatment planning solutions, and workflow management capabilities.

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

The Company has a strong OEM relationship with GE Healthcare worldwide supporting its PowerLook Tomo Detection for breast tomosynthesis. The Company believes that there is no direct competition at this time. With the pending release of the multi-vendor solution PowerLook Tomo Detection 2.0, the Company expects to expand its OEM partnerships with other DBT providers.

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

Xoft’s portable Xoft System is manufactured and assembled for Xoft by contract manufacturers. Xoft’s electronic brachytherapy miniaturized X-ray source, which is used to deliver radiation directly to the cancerous site, is manufactured in the Company’s San Jose, CA facility. Xoft operations consist of manufacturing, engineering, administration, purchasing, planning and scheduling, service repairs, quality assurance, inventory management, and warehousing. Once the product has shipped, it is typically installed by Xoft personnel at the customer site.

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

The FDA’s Quality System Regulations require that the Company’s operations follow extensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process. The Company is subject to FDA regulations covering labeling and adverse event reporting including the FDA’s general prohibition of promoting products for unapproved or off-label uses.

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

We are also subject to a variety of federal, state and foreign laws which broadly relate to our interactions with healthcare practitioners and other participants in the healthcare system, including, among others, the following:

•	anti-kickback, false claims, physician self-referral, and anti-bribery laws, such as the Foreign Corrupt Practices Act, or FCPA, the UK’s Bribery Act 2010, or the UK Anti-Bribery Act;

•	state law and regulation regarding fee splitting and other relationships between health care providers and non-professional entities, including companies providing management and reimbursement services;

•	laws regulating the privacy and security of personally identifiable information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH Act; and

•	healthcare reform laws, such as the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, which we refer to together as PPACA, which include regulatory mandates and other measures designed to constrain medical costs, as well as stringent reporting requirements of financial relationships between device manufacturers and physicians and teaching hospitals.

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

The provisions of the Affordable Care Act went into effect in 2012. We are continuing to evaluate the Affordable Care Act and its impact on our business. We believe that elements of the program including the shift to value-based healthcare and increased focus on patient satisfaction will benefit the Company in the future. Other elements of this legislation, including comparative effectiveness research, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes. Additionally, we are now evaluating the possible effect of the repeal or replacement of the Affordable Care Act.

Intellectual Property

The Company primarily relies on a combination of patents, trade secrets and copyright law, third-party and employee confidentiality agreements, and other protective measures to protect its intellectual property rights pertaining to our products and technologies.

The Company has many patents covering its CAD and eBx technologies expiring between 2018 and 2028. These patents help the Company maintain a proprietary position in its markets. Additionally, the Company has a number of patent applications pending domestically, some of which have been also filed internationally, and the Company plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s cancer detection and digitizer technologies and products, including cancer detection solutions for tomosynthesis, CAD for CT colonography and lung and CAD for MRI breast and prostate, as well as Xoft’s current and future eBx technologies and products. The Company has also secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography, a non-exclusive patent license from Cytyc/Hologic which relates to balloon applicators for breast brachytherapy, and a non-exclusive license from Zeiss which relates to brachytherapy. The Company believes it has all the necessary licenses from third parties for software and other technologies in its products; however, we do not know if current or future patent applications will issue with the full scope of the claims sought, if at all, or whether any patents issued will be challenged or invalidated.

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

Major Customers

The Company operates in two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Company markets its products for digital mammography and cancer therapy systems through its direct regional sales organization. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fuji Medical Systems, Siemens Medical and Invivo. OEM partners generated approximately 55% of Detection revenues and 36% of revenue overall. GE Healthcare was the largest single customer with approximately $7.1 million in 2017, $3.9 million in 2016, and $4.1 million in 2015 or 25%, 15%, and 10% of total revenues, respectively.

Engineering and Product Development

The Company spent $9.6 million, $10.3 million, and $9.8 million on research and development activities including depreciation and amortization, during the years ended December 31, 2017, 2016 and 2015, respectively. Research and development expenses are primarily attributed to personnel, consulting, subcontract, licensing and data collection expenses relating to the Company’s new product development and clinical testing.

Employees

As of December 31, 2017, the Company had 119 employees, of whom 115 are full time employees, with 31 involved in sales and marketing, 20 in research and development, 56 in service, manufacturing, technical support and operations functions, and 12 in administrative functions. None of the Company’s employees is represented by a labor organization. The Company considers its relations with employees to be good.

Environmental Protection

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings (losses) or competitive position of the Company.

Financial Geographic Information

The Company’s primary market is in the United States through its direct sales force and OEM partners. Export sales are typically through OEM and channel partners. Total export sales represented approximately $3.9 million or 14% of revenue in 2017 as compared to $2.3 million or 9% of revenue in 2016 and $2.3 million or 6% of total revenue in 2015. Export sales by region are as follows (in thousands):

	Percent of Export sales
Region	2017	2016	2015
Europe	68%	36%	63%
China	9%	21%	2%
Taiwan	11%	19%	15%
Canada	5%	15%	11%
Other	7%	8%	9%

Total	100%	100%	100%

Total Export sales	$3,931	$2,323	$2,278

Significant export sales in Europe are as follows:

	Percent of Export sales
Region	2017	2016	2015
France	41%	15%	21%
Spain	9%	7%	5%
Germany	7%	3%	—
Bulgaria	2%	3%	26%
United Kingdon	2%	3%	9%

Foreign Regulations

International sales of the Company’s products are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Obtaining and maintaining foreign regulatory approvals is an expensive and time-consuming process. The Company cannot be certain that it will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which it plans to market its CAD products and the Xoft system, and if it fails to receive and maintain such approvals, its ability to generate revenue may be significantly diminished.

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

We have incurred significant losses from inception through 2017 and there can be no assurance that we will be able to achieve and sustain future profitability.

We have incurred significant losses since our inception. We incurred a net loss of $14.3 million in fiscal 2017 and have an accumulated deficit of $201.9 million at December 31, 2017. We may not be able to achieve profitability.

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

If a legal proceeding were finally resolved against us, it could result in significant compensatory damages, and in certain circumstances, punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolutions or actions taken as a result of the legal proceeding were to restrain our ability to market one or more of our material products or services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

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

Our future business is substantially dependent on the continued growth in the market for electronic brachytherapy, full field digital mammography systems, digital computer aided detection products and tomosynthesis as well as advanced image analysis and workflow solutions for use with MRI and CT. The market for these products may not continue to develop or may develop at a slower rate than we anticipate due to a variety of factors, including, general economic conditions, delays in hospital spending for capital equipment, the significant costs associated with the procurement of full field digital mammography systems and CAD products and MRI and CT systems and the reliance on third party insurance reimbursement. In addition, we may not be able to successfully develop or obtain FDA clearance for our proposed products.

A limited number of customers account for a significant portion of our total revenue. The loss of a principal customer could seriously hurt our business.

Our principal sales distribution channel for our digital products is through our OEM partners which accounted for 36% of our total revenue in 2017, with one major customer, GE Healthcare at 25% of our revenue. In addition, six customers accounted for 37% of our total revenue, which includes both OEM partners and direct customers. A limited number of major customers have in the past and may continue in the future to account for a significant portion of our revenue. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results.

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

In connection with the accounting for our acquisitions, we have recorded a significant amount of goodwill and other intangible assets. We have recorded multiple impairments: $26.8 million in September 2011, $14.0 million in June 2015, $4.7 million in September 2017 and $2.0 million in December 2017. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill of $8.4 million at December 31, 2017 and our other intangible assets have been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

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

In August 2012, the SEC adopted a rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The conflict minerals rule requires companies annually to perform diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and other specified countries. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible charges to products, processes or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” has been broadly interpreted to mean anything of value, including, for example, gifts, discounts, credit arrangements, and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs. Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs. Additionally, we could be subject to private actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions which, among other things, allege that our practices or relationships violate the Anti-Kickback Statute. The

False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program.

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

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act (the “PPACA”). The PPACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, beginning in 2013, the medical device industry was required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended thru 2017. That postponement has been extended again for 2018 and 2019. We are unable to predict whether the postponement will be continued beyond 2019. While the PPACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of, and reimbursement for, our products. We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Any cost containment measures or other health care system reforms that are adopted could have a material and adverse effect on our ability to commercialize our existing and future products successfully.

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

Sales of our products in certain countries outside of the U.S. are also subject to extensive regulatory approvals. Obtaining and maintaining foreign regulatory approvals is an expensive and time-consuming process. We cannot be certain that we will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which we plan to market our CAD products and Axxent eBx systems, and if we fail to receive such approvals, our ability to generate revenue may be significantly diminished.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, including The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued thereunder (“HIPAA”). In the provision of services to our customers, we and our third-party vendors may collect, use, maintain and transmit patient health information in ways that are subject to many of these laws and regulations.

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

Federal and state consumer laws are being applied increasingly by the Federal Trade Commission and state attorneys general to regulate the collection, use and disclosure of personal or patient health information, through web sites or otherwise, and to regulate the presentation of web site content. Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personally identifiable information. These laws in many cases are more restrictive than, and not preempted by, HIPAA and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. We may not remain in compliance with the diverse privacy requirements in all of the jurisdictions in which we do business.

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

Data protection laws in Europe and around the world may restrict our activities and increase our costs.

Various statutes and rules in Europe and around the world regulate privacy and data protection which may affect our collection, use, storage, and transfer of information both abroad and in the United States. New laws and regulations are being enacted, so that this area remains in a state of flux. Monitoring and complying with these laws requires substantial financial resources. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data, and/or liability under contractual warranties. In addition, changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us.

The European Union’s General Data Protection Regulation (“GDPR”), will take effect in May 2018 and will require us to meet new and more stringent requirements regarding the handling of personal data about EU residents. Failure to meet the GDPR requirements could result in penalties of up to 4% of worldwide revenue.

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

Changes in interpretation or application of Generally Accepted Accounting Principles may adversely affect our operating results.

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

Our acquisitions involve risks.

We have completed acquisitions in the past and we may make acquisitions in the future. Such transactions involve numerous risks, including possible adverse effects on our operating results or the market price of our common stock. Some of the potential risks involved with acquisitions are the following:

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

We integrate companies that we acquire including the operations, services, products and personnel of each company within our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, working capital management, and financial and operational controls. If we fail in any of these areas, our business could be adversely affected.

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

Our business depends on our ability to adapt to evolving technologies and industry standards and introduce new technology solutions and services accordingly. If we cannot adapt to changing technologies, our technology solutions and services may become obsolete, and our business would suffer. Because the healthcare information technology market is constantly evolving, our existing technology may become obsolete and fail to meet the requirements of current and potential customers. Our success will depend, in part, on our ability to continue to enhance our existing technology solutions and services, develop new technology that addresses the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in developing, using, marketing, selling, or maintaining new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards, and, as a result, our business and reputation could suffer. We may not be able to introduce new technology solutions on schedule, or at all, or such solutions may not achieve market acceptance. Moreover, competitors may develop competitive products that could adversely affect our results of operations. A failure by us to introduce new products or to introduce these products on schedule could have an adverse effect on our business, financial condition and results of operations.

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

We rely on third-parties who provide access to data centers. Our information technologies and systems are vulnerable to damage or interruption from various causes, including (i) acts of God and other natural disasters, war and acts of terrorism and (ii) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We conduct business continuity planning and work with our third-party providers to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at the data centers we utilize. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

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

Complex software, may contain defects or errors, some of which may remain undetected for a period of time. It is possible that such errors may be found after the introduction of new software or enhancements to existing software. We continually introduce new solutions and enhancements to our solutions, and, despite testing by us, it is possible that errors may occur in our software. If we detect any errors before we introduce a solution, we might have to delay deployment for an extended period of time while we address the problem. If we do not discover software errors that affect our new or current solutions or enhancements until after they are deployed, we would need to provide enhancements to correct such errors. Errors in our software could result in:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2017 and will continue to do so for future fiscal periods. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

An inability to meet the requirements of Section 404 could adversely affect investor confidence and, as a result, our stock price.

We are required to comply with the requirements of Section 404. Although we have implemented procedures to comply with the requirements of Section 404, there is no assurance that we will continue to meet the requirements. Failure to meet the ongoing requirements of Section 404, our inability to comply with Section 404’s requirements, and the costs of ongoing compliance could have a material adverse effect on investor confidence and our stock price.

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

Our revenue from sales outside of the United States represented approximately 14% of our revenue for 2017. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

The market price of our common stock has been, and may continue to be volatile, which could reduce the market price of our common stock.

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

Changes in credit markets or to our credit rating could impact our ability to obtain financing for business operations or result in increased borrowing costs and interest expense.

Our credit ratings reflect each credit rating agency’s then opinion of our financial strength, operating performance and ability to meet our debt obligations. We utilize the short- and long-term debt markets to obtain capital from time to time. Adverse changes in our credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities and may limit financing options, including access to the unsecured borrowing market. We may also be subject to additional restrictive covenants that would reduce flexibility. Macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, may adversely affect our ability to refinance existing debt or obtain additional financing for working capital, capital expenditures or to fund new acquisitions.

Our existing and future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations the lenders could foreclose on our assets.

In connection with our Loan and Security Agreement entered into on August 7, 2017, as amended by that certain First Loan Modification Agreement entered into on March 22, 2018 (the “Loan Agreement”), Silicon Valley Bank agreed to provide $13 million in financing to the Company, with Silicon Valley Bank making revolving loans to the Company in the principal amount of up to $4 million and providing a term loan facility up to $9 million to be drawn in two tranches. Our debt obligations:

•	Could impair our liquidity;

•	Could make it more difficult for us to satisfy our other obligations;

•	Require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	Impose restrictions on our ability to incur indebtedness, other than permitted indebtedness, and could impede us from obtaining additional financing in the future for working capital, capital expenditures, mergers, acquisitions and general corporate purposes;

•	Impose restrictions on us with respect to the use of our available cash, including in connection with future acquisitions;

•	Require us to maintain net revenues ranging from $10.25 million to $14.0 million for each calendar quarter ended until December 31, 2017 and maintain minimum Detection revenues ranging from $8.622 million to $9.517 million for each calendar quarter ended until December 31, 2018;

•	Require us to maintain adjusted EBITDA ranging from negative $4.5 million to $1.00 as of the last day of each calendar quarter until December 31, 2018;

•	Require us to agree with Silicon Valley Bank and provide all necessary financial information in connection with minimum detection revenue levels for the periods following December 31, 2018 by a defined date or the indebtedness under the Loan Agreement shall be accelerated to April 30 of the applicable following year;

•	Make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets;

•	Could result in a prepayment premium if we elected to prepay the indebtedness under the Loan Agreement prior to the maturity date; and

•	Could place us at a competitive disadvantage when compared to our competitors who have less debt.

We have pledged substantially all of our assets to secure our obligations under the Loan Agreement, excluding any intellectual property. In the event that we were to fail in the future to make any required payment under the Loan Agreement or fail to comply with the financial and operating covenants contained in the Loan Agreement, in some cases subject to applicable cure periods, we would be in default regarding the indebtedness. A debt default would enable the lenders to foreclose on the assets securing such debt and could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under our indebtedness.

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 2.	Properties.

The Company’s executive offices are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, with renewals in January 2012 and August 2016, referred to as the August 2016 Lease Renewal, consisting of approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire (the “Premises”). The August 2016 Lease renewal provides for an annual base rent of $184,518 for the period from March 2017 to February 2020. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises.

The Company leases a facility consisting of approximately 24,350 square feet of office, manufacturing and warehousing space located at 101 Nicholson Lane, San Jose, CA. The operating lease commenced September 2012 and provided for an annual payment of $295,140 through September 2017 in equal monthly installments. In September 2016, the Company extended this lease for the period from October 2017 to March 2020 with annual payments of $540,588 from October 2017 to September 2018, $558,120 from October 2018 to September 2019 and $286,368 for the period from October 2019 to March 2020, with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

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

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”. The following table sets forth the range of high and low sale prices for each quarterly period during 2017 and 2016.

Fiscal year ended	High	Low
December 31, 2017
First Quarter	$5.11	$3.19
Second Quarter	6.07	3.95
Third Quarter	4.67	3.13
Fourth Quarter	4.89	3.29

Fiscal year ended
December 31, 2016
First Quarter	$5.24	$3.60
Second Quarter	6.23	4.60
Third Quarter	6.49	4.51
Fourth Quarter	5.49	2.82

As of March 12, 2018, there were 235 holders of record of the Company’s common stock. In addition, the Company believes that there are in excess of 3,300 holders of its common stock whose shares are held in “street name”.

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

See Item 12 of this Form 10-K for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2017.

Issuer’s Purchases of Equity Securities. For the majority of restricted stock units granted, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The Company had the following repurchases of securities in the quarter ended December 31, 2017:

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchaed under the plans or programs
October 1 - October 31, 2017	15,272	$4.66	$—	$—
November 1 - November 30, 2017	109	$4.47	$—	$—
December 1 - December 31, 2017	5,409	$3.52	$—	$—

Total	20,790	$4.36	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock. These transactions are exempt under Section (4)(a)(2) of the Securities Act.

Item 6.	Selected Financial Data.

The following selected consolidated financial data is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (amounts in thousands).

Selected Statement of Operations Data
	Year Ended December 31,
	2017	2016	2015	2014	2013
Total Revenue	$28,102	$26,338	$41,554	$43,924	$33,067
Gross margin	18,176	18,518	29,350	31,227	23,085
Gross margin %	64.7%	70.3%	70.6%	71.1%	69.8%
Total operating expenses	32,344	28,488	59,429	30,412	24,861
Income (loss) from operations	(14,168)	(9,970)	(30,079)	815	(1,776)
Other (expense) income, net	(106)	(53)	(2,352)	(1,671)	(5,706)
Net loss	$(14,256)	$(10,099)	$(32,447)	$(1,009)	$(7,608)
Net income (loss) per share
Basic	$(0.87)	$(0.63)	$(2.07)	$(0.07)	$(0.70)
Diluted	$(0.87)	$(0.63)	$(2.07)	$(0.07)	$(0.70)
Weighted average shares outstanding
Basic	16,343	15,932	15,686	14,096	10,842
Diluted	16,343	15,932	15,686	14,096	10,842

Selected Balance Sheet Data
	As of December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$9,387	$8,585	$15,280	$32,220	$11,880
Total current assets	21,209	19,933	27,767	44,616	22,043
Total assets	32,131	38,651	48,640	93,770	58,916
Total current liabilities	12,070	12,855	14,279	22,049	22,452
Long term deferred revenue	506	668	1,079	1,525	1,726
Notes and lease payable, long term	5,146	—	86	6,622	12,005
Stockholders’ equity	$14,276	$25,038	$32,746	$62,779	$21,377

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 4, 2018, the Company adopted a plan to discontinue offering radiation therapy professional services to practices that provide the Company’s electronic brachytherapy solution for the treatment of NMSC under the subscription service model within the Therapy Segment. As a result, the Company will no longer offer the subscription service model to customers. The Company will continue to offer its capital sales model for both skin cancer treatment and IORT, which provides a brachytherapy system and related source and service agreements. The discontinuance of the subscription service model is expected to reduce radiation therapy professional services delivery costs, decrease cash burn, and re-focus the Company on the higher margin capital product and service offerings.

Based on the decision to discontinue offering radiation therapy professional services within the Cancer Therapy Segment, the Company revised its forecasts related to the Therapy segment, which we deemed to be a triggering event. As a result, the Company recorded a goodwill and long-lived asset impairment charge of approximately $2.0 million for the period ended December 31, 2017 (see Note h and Note i to the consolidated financial statements for additional discussion).

In connection with the preparation of the financial statements for the third quarter ended September 30, 2017 and the second quarter ended June 30, 2015, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment. As a result of this assessment, the Company recorded material impairment charges in the Therapy reporting unit (see Note h and Note i to the consolidated financial statements for additional discussion).

On January 30, 2017, the Company completed the sale of certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets to Invivo for $3,200,000 in cash with a holdback amount of $350,000.

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

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial results, stability and payment history of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2017 is adequate.

Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory primarily based upon historical usage of its inventory as well as other factors.

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

The Company records an impairment charge if such an assessment were to indicate that the fair value of a reporting unit was less than the carrying value. When the Company evaluates potential impairments outside of its annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company utilizes either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of its reporting units. The Company makes assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

In January 2018 the Company adopted a plan to discontinue offering radiation therapy professional services to practices that provide the Company’s electronic brachytherapy solution for the treatment of NMSC under the subscription service model within the Therapy Segment. As result, the Company will no longer offer the subscription service model to customers. Based on the decision to discontinue offering radiation therapy professional within the Therapy Segment, the Company revised its forecasts related to the Therapy segment, which we deemed to be a triggering event.

The Company elected to early adopt ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) as of September 30, 2017 which affected both the third quarter and fourth quarter impairment tests. ASU 2017-04 specifies that goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In accordance with the standard, the fair value of the Therapy reporting unit as of the fourth quarter was $0.1 million and the carrying value was $2.1 million. The deficiency exceeded the carrying value of goodwill and the balance of $1.7 million was recorded as an impairment charge in the quarter ended December 31, 2017.

As a result of the underperformance of the Therapy reporting unit as compared to expected future results, the Company determined there was a triggering event in the third quarter of 2017. As a result, the Company completed an interim impairment assessment. The interim test resulted in the fair value of the Therapy reporting unit being less than the carrying value of the reporting unit. The fair value of the Therapy reporting unit was $3.5 million and the carrying value was $7.5 million. The deficiency of $4.0 million was recorded as an impairment charge in the third quarter ended September 30, 2017. The Company did not identify a triggering event within the Detection reporting unit and accordingly did not perform an interim test.

As a result of external factors and general uncertainty related to reimbursement for non-melanoma skin cancer and in conjunction with the long-lived asset impairment testing, the Company performed an impairment assessment of the Therapy reporting unit as of June 30, 2015. As a result the Company recorded a goodwill impairment charge of $14.0 million during the quarter ended June 30, 2015.

The Company determines the fair value of reporting units based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. This approach was selected as it measures the income producing assets, primarily technology and customer relationships. This method estimates the fair value based upon the ability to generate future cash flows, which is particularly applicable when future profit margins and growth are expected to vary significantly from historical operating results.

The Company uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on the most recent views of the long-term forecast for the reporting unit. Accordingly, actual results can differ from those assumed in the forecasts. Discount rates are derived from a capital asset pricing model and analyzing published rates for industries relevant to the reporting unit to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the internally developed forecasts.

Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to the application of these assumptions to this analysis, the income approach provides a reasonable estimate of the fair value of the Therapy reporting unit.

The Company performed the annual impairment assessment at October 1, 2017 and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value exceeded the carrying value for the Detection reporting unit, and the carrying value approximated fair value of the Therapy reporting unit after the impairment as of September 30, 2017. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

Fair values for the reporting units are based on a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes estimates of long-term future growth rates based on our most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in our forecasts. Discount rates are derived from a capital asset pricing model and by analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.

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

The Company corroborates the total fair values of the reporting units using a market capitalization approach; however, this approach cannot be used to determine the fair value of each reporting unit value. The blend of the income approach and market approach is more closely aligned to our business profile, including markets served and products available. In addition, required rates of return, along with uncertainties inherent in the forecast of future cash flows, are reflected in the selection of the discount rate. Equally important, under the blended approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. The Company assesses each valuation methodology based upon the relevance and availability of the data at the time the valuation is performed and weights the methodologies appropriately.

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

In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the assets (or asset group’s) fair value. The Company has determined the “Asset Group” to be the assets of the Therapy segment, which the Company considered to be the lowest level for which the identifiable cash flows were largely independent of the cash flows of other assets and liabilities.

The Company completed an interim goodwill impairment assessment for the Therapy reporting unit in the third quarter of 2017 and noted that there was an impairment of goodwill. As a result, the Company determined this was a triggering event to review long-lived assets for impairment. Accordingly, the Company completed an analysis pursuant to ASC 360-10-35-17 and determined that the carrying value of the asset group exceeded the undiscounted cash flows, and that long-lived assets were impaired. The Company recorded long-lived asset impairment charges of approximately $0.7 million in the third quarter ended September 30, 2017 based on the deficiency between the book value of the assets and the fair value as determined in the analysis. The Company also completed a goodwill assessment in the fourth quarter of 2017, and in connection with that assessment, the Company completed an analysis pursuant to ASC 360-10-35-17 and determined that the undiscounted cash flows exceeded the carrying value of the asset group and that long-lived assets were not impaired.

As a result of external factors and general uncertainty related to reimbursement for the treatment of NMSC, the Company evaluated the long-lived assets of the Therapy segment and reviewed them for impairment in 2015. In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company completed its analysis pursuant to ASC 360-10-35-17 and determined that the carrying value of the Asset Group was approximately $36.8 million, which exceeded the undiscounted cash flows by approximately $2.8 million. Accordingly, the Company completed the Step 2 analysis to determine the fair value of the Asset Group. The Company recorded long-lived asset impairment charges of approximately $13.4 million in the second quarter ended June 30, 2015 and as a result the long-lived assets in the Asset Group were recorded at their current fair values.

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

Income Taxes

The Company follows the liability method under ASC 740, “Income Taxes” (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2017 and 2016 as it is more likely than not that the deferred tax asset will not be realized.

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

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Revenue. Revenue for the year ended December 31, 2017 was $28.1 million compared with revenue of $26.3 million for the year ended December 31, 2016, an increase of $1.8 million or 6.7%. Therapy revenue increased $1.2 million and Detection revenue increased $0.6 million.

The table below presents the components of revenue for 2017 and 2016 (in thousands):

	For the year ended December 31,
	2017	2016	Change	% Change
Detection revenue
Product revenue	$11,649	$8,682	$2,967	34.2%
Service and supplies revenue	6,661	8,451	(1,790)	(21.2)%

Subtotal	18,310	17,133	1,177	6.9%

Therapy revenue
Product revenue	1,905	1,789	116	6.5%
Service and supplies revenue	7,887	7,416	471	6.4%

Subtotal	9,792	9,205	587	6.4%

Total revenue	$28,102	$26,338	$1,764	6.7%

Detection revenues increased 6.9% or $1.2 million from $17.1 million for the year ended December 31, 2016 to $18.3 million for the year ended December 31, 2017. Detection product revenue increased by $3.0 million and Detection service revenue decreased $1.8 million. The increase in Detection product revenue is primarily due to a $4.1 million increase in digital CAD systems offset by a $1.0 million decrease in MRI products. The increase in digital CAD products is driven by increases in demand primarily from our OEM customers. In January 2017, we completed the sale of our MRI assets to Invivo. As a result MRI product revenue decreased $1.0 million and MRI service revenue decreased $0.9 million. Detection service and supplies revenue decreased $1.8 million due to decreases in MRI service revenue of $0.9 million and a decrease in digital service revenue of approximately $0.9 million. The decrease in digital service revenue is due primarily to the conversion and upgrade cycle from Secondlook digital to Tomo CAD.

Therapy revenue increased 6.4% or $0.6 million to $9.8 million for the year ended December 31, 2017 from $9.2 million in the year ended December 31, 2016. The increase in Therapy revenue was driven by an increase in Therapy product revenue of $0.1 million and an increase in Therapy service and supplies revenue of $0.5 million.

The increase in Therapy product and service revenue for the year ended December 31, 2017 is due primarily.to in increase in international controller sales in 2017. The Company believes that the international market can continue to be a growth area for controller sales.

Gross Profit. Gross profit was $18.2 million for the year ended December 31, 2017 compared to $18.5 million for the year ended December 31, 2016, a decrease of $0.3 million, Therapy gross profit decreased $1.4 million from $3.4 million in the year ended December 31, 2016 to $2.0 million in the year ended December 31, 2017. Detection gross profit increased $1.1 million from $15.1 million in the year ended December 31, 2016 to $16.2 million in the year ended December 31, 2017. Detection gross profit increased due primarily to the increase in Detection product sales, which have higher gross profits than Detection service revenues.

Therapy gross profit decreased due to the increased cost associated with the service delivery model that provided electronic brachytherapy solutions for the treatment of NMSC to Dermatology practices. In addition, the Company recorded an inventory reserve in cost of revenue for the year ended December 31, 2017 of approximately $1.0 million which is composed of $0.5 million in product and $0.5 million in service. In January 2018, the Company announced that the services to provide electronic brachytherapy solutions for the treatment of NMSC to Dermatology practices would be discontinued. We believe that gross margins should improve in 2018 as a result of this decision.

Gross profit percent was 64.7% for the year ended December 31, 2017 compared to 70.3% for the year ended December 31, 2016. Cost of revenue for the year ended December 31, 2017 includes the inventory reserve of $1.0 million, as noted above. Cost of revenue for the year ended December 31, 2016 includes a credit of $0.5 million related to a refund of the Medical Device Excise Tax (“MDET”). Gross profit will fluctuate due to the costs related to manufacturing, amortization and the impact of product mix in each segment. Cost of revenue and gross profit for 2017 and 2016 were as follows (in thousands):

	For the year ended December 31,
	2017	2016	Change	% Change
Products	$2,660	$918	$1,742	189.8%
Service and supplies	6,229	5,713	516	9.0%
Amortization and depreciation	1,037	1,189	(152)	(12.8%)

Total cost of revenue	9,926	7,820	2,106	26.9%

Gross profit	$18,176	$18,518	$(342)	(1.8%)

Gross profit %	64.7%	70.3%	(5.6%)

	For the year ended December 31,
	2017	2016	Change	% Change
Detection gross profit	$16,218	$15,113	$1,105	7.3%
Therapy gross profit	1,958	3,405	(1,447)	(42.5%)

Gross profit	$18,176	$18,518	$(342)	(1.8%)

Operating Expenses:

Operating expenses for 2017 and 2016 are as follows (in thousands):

	For the year ended December 31,
	2017	2016	Change	% Change
Operating expenses:
Engineering and product development	$9,327	$9,518	$(191)	(2.0%)
Marketing and sales	10,503	10,179	324	3.2%
General and administrative	7,877	7,675	202	2.6%
Amortization and depreciation	452	1,116	(664)	(59.5%)
Gain on sale of MRI assets	(2,508)	—	(2,508)	—
Goodwill and long-lived asset impairment	6,693	—	6,693	—

Total operating expenses	$32,344	$28,488	$3,856	13.5%

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2017 decreased by $0.2 million or 2.0%, from $9.5 million in 2016 to $9.3 million in 2017. Therapy engineering and product development costs decreased by approximately $0.4 million and Detection engineering and product development costs increased by $0.2 million. The decrease in the Therapy segment is due primarily to a decrease in personnel expenses, consulting costs and clinical trial expenses. The increase in Detection research and development expense is due to an increase in personnel expenses, primarily stock compensation.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2017 increased by $0.3 million or 3.2%, from $10.2 million in 2016 to $10.5 million in 2017. Therapy marketing and sales expenses decreased approximately $0.3 million and Detection marketing and sales expenses increased $0.6 million. The increase in Detection marketing and sales expense is due to an increase in commissions and stock compensation expense. The decrease in Therapy marketing and sales expense was due primarily to a decrease in personnel expenses.

General and Administrative. General and administrative expenses for the year ended December 31, 2016 increased by $0.2 million or 2.6%, from $7.7 million in 2016 to $7.9 million in 2017. The increase in general and administrative expenses was due primarily to increases in stock compensation expense, rent and consulting offset by a decrease in personnel expenses.

Amortization and Depreciation. Amortization and depreciation decreased by $0.6 million from $1.1 million to $0.5 million. The decrease is due primarily to the impairment of intangible assets and reductions due to assets that have become fully depreciated.

Gain from sale of MRI assets. The Company entered into an Asset Purchase Agreement with Invivo Corporation to sell certain MRI assets in December 2016 and the transaction closed on January 30, 2017. As a result, the Company recorded a gain on sale from MRI assets of $2.5 million in the first quarter of 2017.

Goodwill and long-lived asset impairment. The Company recorded an impairment charge of $4.7 million in the third quarter of 2017 and an impairment charge of $2.0 million in the fourth quarter of 2017 for a total of $6.7 million in 2017. There were no impairment charges during fiscal year 2016.

Other Income and Expense (in thousands)

	For the year ended December 31,
	2017	2016	Change	Change%
Interest expense	$(124)	$(63)	(61)	96.8%
Loss from extinguishment of debt	—	—	—	100.0%
Interest income	18	10	8	80.0%

	$(106)	$(53)	$(53)	100.0%

Income tax (benefit) expense	$(18)	$76	(94)	(123.7)%

Interest Expense. The Company recorded $124,000 of interest expense in 2017 as compared with $63,000 of interest expense during the year ended December 31, 2016. In August 2017, the Company closed a debt facility with Silicon Valley Bank and as a result, interest expense has increased.

Interest income. Interest income of $18,000 and $10,000 for the years ended December 31, 2017, and 2016, respectively, reflects income earned from our money market accounts.

Tax benefit (expense). The Company had a tax benefit of $18,000 for the year ended December 31, 2017 as compared to tax expense of $76,000 for the year ended December 31, 2016. The tax benefit for the year ended December 31, 2017 is the result of applying for New Hampshire research and development credits, offset by state non-income and franchise based taxes. Tax expense for the year ended December 31, 2016 is due primarily to state non-income and franchise based taxes.

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

	For the year ended December 31,
	2016	2015	Change	% Change
Products	$918	$3,130	$(2,212)	(70.7%)
Service and supplies	5,713	7,357	(1,644)	(22.3%)
Amortization and depreciation	1,189	1,717	(528)	(30.8%)

Total cost of revenue	7,820	12,204	(4,384)	(35.9%)

Gross profit	$18,518	$29,350	$(10,832)	(36.9%)

Gross profit %	70.3%	70.6%	(0.3%)

	For the year ended December 31,
	2016	2015	Change	% Change
Detection gross profit	$15,113	$16,019	$(906)	(5.7%)
Therapy gross profit	3,405	13,331	(9,926)	(74.5%)

Gross profit	$18,518	$29,350	$(10,832)	(36.9%)

Operating Expenses:

Operating expenses for 2016 and 2015 are as follows (in thousands):

	For the year ended December 31,
	2016	2015	Change	% Change
Operating expenses:
Engineering and product development	$9,518	$9,163	$355	3.9%
Marketing and sales	10,179	12,404	(2,225)	(17.9%)
General and administrative	7,675	8,788	(1,113)	(12.7%)
Amortization and depreciation	1,116	1,631	(515)	(31.6%)
Goodwill impairment	—	27,443	(27,443)	(100.0%)

Total operating expenses	$28,488	$59,429	$(30,941)	(52.1%)

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

Other Income and Expense (in thousands)

	For the year ended December 31,
	2016	2015	Change	Change%
Interest expense	$(63)	$(650)	587	(90.3)%
Loss from extinguishment of debt	—	(1,723)	1,723	(100.0)%
Interest income	10	21	(11)	(52.4)%

	$(53)	$(2,352)	$2,299	(97.7)%

Income tax expense	$76	$16	60	375.0%

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

Segment Analysis

The Company operates in and reports results for two segments: Cancer Detection and Cancer Therapy. Segment operating income (loss) includes Cost of Sales, Engineering and Product Development, Marketing and Sales, and depreciation and amortization for the respective segment. Adjusted EBITDA is a Non-GAAP measure and excludes Stock Compensation, Depreciation and Amortization expense of the respective segment. The Company does not allocate General and Administrative and depreciation and amortization expense included in General and Administrative expenses, as well as Other Income and Expense to a segment, and accordingly those are included as reconciling items to the Loss before income tax. These non-GAAP metrics may be inconsistent with similar measures presented by other companies and should only be used in conjunction with our results reported according to U.S. GAAP. Any financial measure other than those prepared in accordance with U.S. GAAP should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. Management considers these non-GAAP financial measures to be an important indicator of the Company’s operational strength and performance of its business and a good measure of its historical operating trends, in particular the extent to which ongoing operations impact the Company’s overall financial performance. A summary of Segment revenues, segment operating income (loss) and segment adjusted EBITDA for the fiscal years ended December 31, 2017, 2016, and 2015 are below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Segment revenues:
Detection	$18,310	$17,133	$19,243
Therapy	9,792	9,205	22,311

Total Revenue	$28,102	$26,338	$41,554

Segment gross profit:
Detection	$16,218	$15,113	$16,019
Therapy	1,958	3,405	13,331

Segment gross profit	$18,176	$18,518	$29,350

Segment operating income (loss):
Detection	$6,401	$5,694	$7,233
Therapy	(15,102)	(7,752)	(28,405)

Segment operating income (loss)	$(8,701)	$(2,058)	$(21,172)

General, administrative, depreciation and amortization expense	$(7,975)	$(7,912)	$(8,907)
Interest expense	(124)	(63)	(650)
Gain on sale of MRI assets	2,508	—	—
Other income	18	10	21
Loss on debt extinguishment	—	—	(1,723)

Loss before income tax	$(14,274)	$(10,023)	$(32,431)

Segment adjusted EBITDA:
Detection segment operating income	$6,401	$5,694	$7,233
Stock compensation	1,085	493	430
Depreciation	172	223	220
Amortization	246	696	532
Restructuring	—	—	182

Detection adjusted EBITDA	$7,904	$7,106	$8,597

Therapy segment operating income (loss)	$(15,102)	$(7,752)	$(28,405)
Stock compensation	648	518	465
Depreciation	768	970	1,142
Amortization	222	252	1,213
Restructuring	—	—	405
Goodwill and long-lived asset impairment	6,693	—	27,443

Therapy adjusted EBITDA	$(6,771)	$(6,012)	$2,263

Detection gross profit increased to approximately $16.2 million or 89% of revenue for the year ended December 31, 2017 from $15.1 million or 88% of revenue for the year ended December 31, 2016.. Detection cost of sales also had a reduction of $0.2 million in 2016 related to Medical Device Excise tax refunds. Detection segment operating income for the year ended December 31, 2017 increased by $0.7 million to $6.4 million from $5.7 million for the year ended December 31, 2016. The increase in segment operating income for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was due primarily to the increase in revenue for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Detection operating expenses increased by $0.4 million to $9.8 million for the year ended December 31, 2017 as compared to $9.4 million for the year ended December 31, 2016, reflecting increases in marketing and sales expenses, which is primarily increased commissions and personnel related expenses.

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

Therapy gross profit decreased by approximately $1.4 million to $2.0 million or 20% of revenue for the year ended December 31, 2017 from approximately $3.4 million or 37% of revenue for the year ended December 31, 2016. The decrease in Therapy gross profit is due primarily to the inventory reserve of $1.0 million and increased labor costs associated with the Therapy subscription business, which the Company is exiting in 2018. Therapy cost of sales also had a reduction of $0.3 million in 2016 related to Medical Device Excise tax refunds. Therapy operating expenses for the year ended December 31, 2017 were approximately $17.1 million as compared to $11.2 million for the year ended December 31, 2016. The increase in operating expenses is due primarily to the goodwill and long-lived asset impairment charge of $6.7 million offset by reductions in clinical expenses, research and development, and personnel expenses in marketing. Therapy segment operating loss increased to a loss of $15.1 million for the year ended December 31, 2017 from a loss of $7.8 million for the period ended December 31, 2016.

Therapy gross profit decreased by approximately $9.9 million to $3.4 million or 37% of revenue for the year ended December 31, 2016 from approximately $13.3 million or 60% of revenue for the year ended December 31, 2015, which reflects the decline in revenue from $22.3 million to $9.2 million for the same periods. The decline in gross profit percent is due primarily to the fixed manufacturing expenses in cost of sales. Therapy operating expenses for the year ended December 31, 2016 were approximately $11.2 million as compared to $14.2 million for the year ended December 31, 2015. The decrease in operating expenses is due primarily to the cost reduction efforts initiated in 2015 due to reimbursement uncertainty. Therapy segment operating loss improved to a loss of $7.8 million for the year ended December 31, 2016 from a loss of $28.4 million for the period ended December 31, 2015. The operating loss of $28.4 million for the year ended December 31, 2015 is due primarily to the impairment loss of $27.4 million.

Liquidity and Capital Resources

The Company believes that its cash and cash equivalents balance of $9.4 million as of December 31, 2017, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.

The Company had working capital of $9.1 million at December 31, 2017. The ratio of current assets to current liabilities at December 31, 2017 and 2016 was 1.76 and 1.55, respectively. In January 2017, the Company closed an Asset Purchase agreement for $3.2 million with Invivo to sell certain MRI assets and received $2.9 million in cash, which was net of a $350,000 holdback in escrow. In August 2017 the Company entered into a debt facility that provides an initial term loan of $6.0 million and a $4.0 million revolving line of credit. Such debt facility was modified in March 2018. The Company also has the option to secure an additional $3.0 million in term loan in 2018, subject to meeting minimum Detection revenues.

Net cash used for operating activities for the year ended December 31, 2017 was $7.3 million as compared $5.5 million for 2016. The increase in cash used for operating activities during the year ended December 31, 2017 was due primarily to the net change in operating assets and liabilities for 2017 of approximately $3.9 million as compared to cash due to changes in operating assets and liabilities of approximately $109,000 in 2016, which was offset by a decrease in net loss less adjustments of approximately $2.0 million. The change in operating assets was due primarily to an increase in accounts receivable, which can fluctuate based on timing of collections. We expect that changes in operating assets and liabilities will continue to be a significant driver of changes in cash used in or provided by operations.

The net cash provided by investing activities for the year ended December 31, 2017 was $2.5 million, as compared to cash used for investing activities of $0.4 million for the year ended December 31, 2016. The cash provided by investing activities in 2017 was due primarily to the proceeds from the sale of MRI assets. The cash used for investing activities in 2016 was due primarily to purchases of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2017 was $5.7 million which was composed of $6.0 million received from the debt facility offset by taxes paid for restricted stock issuance. Net cash used for financing activities for the year ended December 31, 2016 was $0.9 million, which was due primarily to cash repayments of lease obligations.

The following table summarizes as of December 31, 2017, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations, and the financing obligations as noted below (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$1,693	$764	$929	$—	$—
Capital Lease Obligations	47	17	30	—	—
Settlement Obligations	463	463
Notes Payable - principal and interest	6,549	1,086	4,280	1,183
Other Commitments	953	771	77	28	77

Total Contractual Obligations	$9,705	$3,101	$5,316	$1,211	$77

Lease Obligations:

Operating Leases:

As of December 31, 2017, the Company had three lease obligations related to its facilities.

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

Capital Lease:

In August 2017, the Company assumed an equipment lease obligation with payments including interest payable, totaling $50,000. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $42,000 was recorded. The equipment will be depreciated over the expected life of 3 years.

Royalty Obligations:

As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company had a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and was amortized over the estimated useful life of approximately four years. As of December 31, 2017 the remaining liability for minimum royalty obligations totaling $0.4 million is recorded within accrued expenses and accounts payable.

In December 2011, the Company settled patent litigation with Zeiss. The Company determined that this settlement should be recorded as a measurement period adjustment and accordingly recorded the present value of the litigation to the opening balance sheet of Xoft. The Company paid the remaining obligation of $0.5 million in June 2017.

Notes Payable:

On August 7, 2017, the Company entered into a Loan and Security Agreement, which was modified by the First Loan Modification Agreement dated March 22, 2018 (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provides an initial term loan facility (amounts borrowed thereunder, the “Term Loan”) of $6.0 million and a $4.0 million revolving line of credit (amounts borrowed thereunder, the “Revolving Loans”). The Company also has the option to borrow an additional $3.0 million Term Loan under the Loan Agreement, subject to meeting a Detection revenue minimum of at least $21.5 million for a trailing twelve month period ending prior to July 30, 2019.

The Company will begin repayment of the first tranche of the Term Loan on September 1, 2018 in 36 equal monthly installments of principal. If the adjusted EBITDA minimum of $(750,000) for a trailing three month period ending between March 22, 2018 and July 31, 2018 (the “Adjusted EBITDA Event”) is met, the Company will begin repayment of the Term Loans beginning on March 1, 2019 in which case the Company would make 30 equal monthly installments of principal. The Company will begin repayment of the second tranche of the Term Loan on October 1, 2019 and make 30 equal monthly installments of principal.

The outstanding Revolving Loans will accrue interest at a floating per annum rate equal to 1.50% above the prime rate for periods when the ratio of the Company’s unrestricted cash to the Company’s outstanding liabilities to the Bank plus the amount of the Company’s total liabilities that mature within one year is at least 1.25 to 1.0. At all other times, the interest rate shall be 0.50% above the prime rate. The outstanding Term Loans will accrue interest at a floating per annum rate equal to the prime rate.

The maturity date of the Revolving Loans and the Term Loans is March 1, 2022. However, the maturity date will become April 30, 2019, April 30, 2020 or April 30, 2021 if, on or before March 15, 2019, or 2020 or 2021, as applicable, the Company does not agree in writing to the Detection revenue and adjusted EBITDA covenant levels proposed by the Bank with respect to the upcoming applicable calendar year.

If the Revolving Loans are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to two percent (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loans prior to the maturity date, then the Company will pay to the Bank an amount equal to 1.0%-3.0% of the Term Loans, depending on when such Term Loans are repaid. The Loan Agreement requires the Company to maintain net revenues during the trailing six month period ending on the last day of each calendar quarter as follows: June 30, 2017 - $10.25 million; September 30, 2017 - $11.5 million; and December 31, 2017 - $14 million. The Loan Agreement requires the Company to maintain minimum detection revenues during the trailing six month period ending on the last day of each calendar quarter as follows: March 31, 2018 - $8.622 million; June 30, 2018 - $8.373 million; September 30, 2018 - $8.648 million and December 31, 2018 - $9.517 million. The Loan Agreement requires the Company to maintain adjusted EBITDA during the trailing six month period ending on the last day of each calendar quarter as follows: March 31, 2018 - $(4.5 million); June 30, 2018 - $(3.75 million); September 30, 2018 - $(1 million) and December 31, 2018 - $1.00. As of December 31, 2017 the Company was in compliance with the covenants in the Loan Agreement.

Obligations to the Bank under the Loan Agreement or otherwise are secured by a first priority security interest in substantially all of the assets, including intellectual property, accounts, receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing, of each of the Company and Xoft, Inc. and Xoft Solutions LLC, wholly-owned subsidiaries of the Company.

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

The Company has performed an assessment of its revenue streams and customer classes. During the fourth quarter of 2017, the Company completed its implementation plan and finalized contract reviews and detailed policy drafting. The Company will adopt the guidance effective January 1, 2018 using the modified retrospective approach, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. We expect this adjustment to be less than $0.1 million and do not expect a material impact on our revenue recognition practices on an ongoing basis. The Company will adopt certain practical expedients and make certain policy elections related to the accounting for significant finance components, sales taxes, shipping and handling, costs to obtain a contract, and immaterial promised goods or services, which will mitigate certain impacts of adopting Topic 606.

The immaterial impact of adopting Topic 606 primarily relates to (a) the deferral of commissions on our long-term service arrangements and warranty periods greater than one year, which previously were expensed as incurred but under the amendments to ASC 340-40 will generally be capitalized and amortized over the period of contract performance or a longer period if renewals are expected and the renewal commission is not commensurate with the initial commission, (b) a small number of open contracts which include extended payment terms where the pattern and timing of revenue recognition will change, and (c) policy changes related to the determination of stand-alone selling prices of performance obligations and resulting allocation of the transaction price among performance obligations with differing patterns of transfer of control to the customer in contracts with multiple deliverables. Additionally, sales of certain CAD products contain lease components in which the Company leases equipment and provides professional services to hospitals and imaging centers. As lease contracts are not within the scope of Topic 606, the Company will continue to account for the lease components of these arrangements in accordance with ASC 840 “Leases” and the remaining consideration will be allocated to the other performance obligations identified in accordance with Topic 606. The consideration allocated to the lease component will be recognized as lease revenue on a straight-line basis over the specified term of the agreement. Revenue for the non-lease components, such as service contracts, will also be recognized over time.

The impact to our results is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue at a point in time for product sales and over time for service contracts (as well as for the lease components of certain CAD products), which is consistent with our current revenue recognition model. A significant portion of our revenue is generated from sales of cancer detection products and cancer therapy systems, and revenue is recognized when delivery has occurred as our performance obligation would be complete. The revenue components that are not primarily associated with the sale of these products, such as physics and management services, development fees, and supplies, are also not expected to be materially impacted by the adoption of the new standard.

For performance obligations where the transfer of control occurs over-time, a time-based measure of progress (e.g., straight-line) continues to best depict the transfer of control of services to the customer for fixed fee service contracts and source agreements that represent stand-ready obligations to make goods or services available for the customer to use as and when the customer decides. For professional service contracts entered into with customers on a time and materials basis, an input-based measure of progress based on the number of days incurred or hours expended continues to best depict our progress toward complete satisfaction of the performance obligation. In addition, the number of our performance obligations under the new standard is not materially different from our contract deliverables under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice.

We also do not expect the standard to have a material impact on our consolidated balance sheet. The immaterial impact primarily relates to capitalization of commissions on our long-term service arrangements and warranty periods greater than one year and reclassifications among financial statement accounts to align with the new standard. Most notably, capitalized commissions will be classified as deferred contract costs and advance payments and deferred revenue will be combined and reclassified as contract liabilities. Our contract balances will be reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

Adoption of the standard would result in an increase in other current and long-term assets of approximately $0.1 million as of December 31, 2017, driven by capitalization of commissions on our long-term service arrangements and warranty periods greater than one year, as well as the reclassification of approximately $0.4 million in deferred revenue as of December 31, 2017 related to the lease components of certain CAD products which are outside the scope of Topic 606 to accrued expenses.

There are also certain considerations related to internal control over financial reporting that are associated with implementing Topic 606. The Company is currently evaluating its internal control framework over revenue recognition and making adjustments to the framework to enable the preparation of financial information and to obtain and disclose the information required under Topic 606. This evaluation is not expected to result in any material changes to the Company’s existing internal control framework over revenue recognition.

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

On January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including income taxes consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement, and excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result of the adoption, the net operating loss deferred tax assets increased by $1.9 million and are offset by a corresponding increase in the valuation allowance. The Company has elected to continue to estimate and apply a forfeiture rate based on awards expected to vest.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Restricted Cash”, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this update should be applied using a retrospective transition method to each period presented. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The adoption of this standard will change the presentation of our statement of cash flows to include our restricted cash balance with the non-restricted cash balances. We do not anticipate that the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this standard in connection with the goodwill impairment analysis completed during the third quarter of 2017.

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

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2017.

(c)	Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2017, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation there has been no such change during such period.

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

There are no family relationships among any of the directors or executive officers of iCAD.

Name	Age	Position with iCAD	Director/Officer Since
Dr. Lawrence Howard	64	Chairman of the Board, and Director	2006
Rachel Brem, MD	58	Director	2004
Anthony Ecock	55	Director	2008
Robert Goodman, MD Steven Rappaport	76 68	Director Director	2014 2006
Andy Sassine Somu Subramaniam Elliot Sussman, MD	53 63 65	Director Director Director	2015 2010 2002
Kenneth Ferry	63	Chief Executive Officer,	2006
		and Director
Richard Christopher	47	Executive Vice President,	2016
		Chief Financial Officer, Treasurer
		and Secretary
Stacey Stevens	48	Executive Vice President of	2006
		Marketing and Strategy

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

Dr. Lawrence Howard was appointed Chairman of the Board in 2007 and has been a director of the Company since November 2006. Dr. Howard has been, since March 1997, a general partner of Hudson Ventures, L.P. (formerly known as Hudson Partners, L.P.), a limited partnership that is the general partner of Hudson Venture Partners, L.P. (“HVP”), a limited partnership that is qualified as a small business investment company. Since March 1997, Dr. Howard has also been a managing member of Hudson Management Associates LLC, a limited liability company that provides management services to HVP. Since November 2000, Dr. Howard has been a General Partner of Hudson Venture Partners II, and a limited partner of Hudson Venture II, L.P. In September of 2016, Dr. Howard became a member of of the Board of Directors of Biocancell Ltd., an Israeli Company with a drug for the treatment of non-invasive bladder cancer, for which Biocancell is seeking FDA approval. In early 2017 Dr. Howard became chairman of the Board of Biocancell. We believe Dr. Howard’s qualifications to serve on our Board of Directors include his financial expertise and his understanding of our products and market.

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

Anthony Ecock has been, since 2016, a Managing Director in the Carlyle Equity Opportunity Fund, a $2.4 billion middle market generalist fund within The Carlyle Group. Prior to joining Carlyle, Mr. Ecock started and built the operating partner team at Welsh, Carson, Anderson & Stowe (“WCAS”) which he joined in 2007. Before joining WCAS, Mr. Ecock served as VP and GM of Enterprise Sales for General Electric Healthcare, an $18 billion division. Prior to joining GE, he was SVP and GM Patient Monitoring at Philips, Agilent and Hewlett Packard. Mr. Ecock spent twelve years at the consulting firm Bain & Company, where he was a partner in strategy and operations and program director for consultant training. Prior to business school, Mr. Ecock was a senior financial analyst at Cummins Engine Company. Mr. Ecock has been Chairman of the Board of Aptuit, United Surgical Partners and Electronic Evidence Discovery. Mr. Ecock received his MBA from Harvard University, where he was a Baker Scholar, and his BS in Economics with majors in Finance and Accounting, with honors from The Wharton School. We believe Mr. Ecock’s qualifications to serve on our Board of Directors include his financial expertise and his years of experience in the healthcare and technology markets.

Dr. Robert Goodman is a Professor of Radiation Oncology and a physician member of the Business Development Group in the Radiation Oncology department at the University of Pennsylvania School of Medicine. From 2014 to 2016, Dr. Goodman served as senior advisor to the President at the Thomas Jefferson University in Philadelphia. From 2001 to 2014, Dr. Goodman served with Jersey City Radiation Oncology, and from 1998 to 2011 as chair of Radiation Oncology at St. Barnabas Medical Center. From 1977 to 1990, Dr. Goodman served as the Pancoast Professor and Chair of the Department of Radiation Oncology at the University of Pennsylvania. Dr. Goodman also has served as Acting Executive Director of the Hospital of the University of Pennsylvania. He has published extensively in the oncology literature in highly respected peer-reviewed journals and has co-authored a textbook on breast cancer. We believe Dr. Goodman’s qualifications to serve on our Board of Directors include his extensive clinical background and his business leadership experience.

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

Andy Sassine has served in various positions at Fidelity Investments from 1999 to 2012, rising to the position of Portfolio Manager. Prior to joining Fidelity, he served as a vice president in the Acquisition Finance Group at Fleet National Bank. Mr. Sassine serves on the board of directors of Gemphire Therapeutics, Inc., a NASDAQ traded, clinical-stage biopharma focusing on developing and commercializing therapies for Dyslipidemia and NASH. Mr. Sassine previously served on the boards of MYnd Analytics, Inc., Acorn energy, Freedom Meditech, Inc., and MD Revolution. Mr. Sassine has been a member of the Henry B. Tippie College of Business, University of Iowa Board of Advisors since 2009 and served on the Board of Trustees at the Clarke Schools for Hearing and Speech from 2009 through 2014. Mr. Sassine holds a Bachelor of Arts degree from the University of Iowa and an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Sassine’s extensive knowledge and experience as a fund manager and board member of other companies of a similar size to our company qualifies him to serve as a member of our Board of Directors.

Somu Subramaniam is currently a Managing Partner and co-founder of New Science Ventures, a New York-based venture capital firm that invests in both early and late stage companies, using novel scientific approaches to address significant unmet needs and create order of magnitude improvements in performance. He serves on the Board of Directors of Achronix Semiconductor Corporation, Alexar Therapeutics, Ario Pharmaceuticals, Cambridge Epigenetix, Dali Wireless, Dezima Pharma, Juventas Therapeutics, Oxyrane, Resolve Therapeutics, Svelte Medical Systems, TigerText, Vaultive, Vascular Therapeutics and iCAD. Somu has also served on the Boards of Ception (acquired by Cephalon), BioVex (acquired by Amgen), Lightwire (acquired by Cisco). Prior to starting New Science Ventures in 2004, Mr. Subramaniam was a Director at McKinsey & Co. and at various times led their Strategy Practice, Technology Practice and Healthcare Practice. While at McKinsey, he advised leading multinational companies in the pharmaceuticals, medical devices, biotechnology, photonics, software and semiconductor industries. He was also a member of McKinsey’s Investment Committee. We believe Mr. Subramaniam’s qualifications to serve on our Board include his extensive financial and legal expertise combined with his experience as an executive officer, partner and director. Dr. Elliot Sussman is currently a Chairman of The Villages Health and Professor of Medicine at the University of South Florida College of Medicine. From 1993 to 2010, Dr. Sussman served as President and Chief Executive Officer of Lehigh Valley Health Network. Dr. Sussman served as a Fellow in General Medicine and a Robert Wood Johnson Clinical Scholar at the University of Pennsylvania, and trained as a resident at the Hospital of the University of Pennsylvania. Dr. Sussman is a director and the Chairperson of the compensation committee of the Board of Directors of Universal Health Realty Income Trust, a public company involved in real estate investment trust primarily engaged in investing in healthcare and human service-related facilities. We believe Dr. Sussman’s qualifications to serve on our Board include his experience as a Chief Executive Officer of a leading healthcare network, combined with his medical background and his understanding of our products and market.

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

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2017; all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.

Code of Ethics

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request, addressed to:

iCAD, Inc.

98 Spit Brook Road, Suite 100

Nashua, NH 03062

Attention: Corporate Secretary

Item 11.	Executive Compensation.

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2017. The response to this item will be contained in our proxy statement for our 2018 annual meeting of stockholders under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item will be contained in our proxy statement for our 2018 annual meeting of stockholders in part under the caption “Stock Ownership of Certain Beneficial Owners and Management” and in part below.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2017.

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

The response to this item is contained in our proxy statement for our 2018 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions,” “Corporate Governance Matters — Director Independence” and “Compensation Committee Report, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The response to this item is contained in our proxy statement for our 2018 annual meeting of stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Annual Report on Form 10-K:

i.	Financial Statements—See Index on page 94.

ii.	Financial Statement Schedule—See Index on page 94. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

iii.	Exhibits—the following documents are filed as exhibits to this Annual Report on Form 10-K:

2(a)	Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer. [incorporated by reference to Annex A of the Company’s proxy statement/prospectus dated May 24, 2002 contained in the Registrant’s Registration Statement on Form S-4, File No. 333-86454].

2(b)	Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett [incorporated by reference to Exhibit 2(a) to the Registrant’s Current Report on Form 8-K for the event dated December 31, 2003].

2(c)	Asset Purchase Agreement as of dated June 20, 2008 between the Registrant and 3TP LLC dba CAD Sciences [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008]. **

2(d)	Agreement and Plan of Merger dated December 15, 2010 by and among the Registrant, XAC, Inc., Xoft, Inc. and Jeffrey Bird as representative of the Xoft, Inc.’s stockholders [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated December 30, 2010]. **

2(e)	Asset Purchase Agreement by and between iCAD, Inc. and Radion, Inc., dated as of July 15, 2014. [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014]. **

2(f)	Asset Purchase Agreement by and between iCAD, Inc. and DermEbx, a series of Radion Capital Partners, LLC, dated as of July 15, 2014. [incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014]. **

2(g)	Asset Purchase Agreement by and between iCAD, Inc. and Invivo Corporation. [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the event dated December 22, 2016]. **

3(a)	Certificate of Incorporation of the Registrant as amended through June 16, 2015 [incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2015].

3(b)	Amended and Restated By-laws of the Registrant [incorporated by reference to Exhibit 3 (b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2007].

4.1	Form of Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.2	Form of B Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.3	Registration Rights Agreement, dated as of December 29, 2011 [incorporated by reference to Exhibit 4.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(a)	2002 Stock Option Plan [incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4 (File No. 333-86454)].*

10(b)	2004 Stock Incentive Plan [incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004].*

10(c)	Form of Option Agreement under the Registrant’s 2002 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(d)	Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(e)	2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form DEF14A filed with the SEC on May 25, 2005.*

10(f)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(g)	2016 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016].

10(h)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(i)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2014].

10(j)	Lease Agreement dated December 6, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH [incorporated by reference to Exhibit 10(mm) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].

10(k)	2007 Stock Incentive Plan, as amended [incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 6, 2009]. *

10(l)	Form of Option Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009]*

10(m)	Form of Restricted Stock Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009].*

10(n)	Employment Agreement entered into as of September 25, 2012 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 26, 2012] *

10(o)	Employment Agreement entered into as of June 1, 2008 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.8 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(p)	Employment Agreement dated as of June 1, 2008 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10.9 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(q)	Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].

10(r)	Option Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].*

10(s)	Facility Agreement including form of Promissory note, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(t)	Form of Security Agreement by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(u)	Form of Security Agreement by and among Xoft, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(v)	Revenue Purchase Agreement, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.4 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(w)	Revenue Purchase Termination and Amendment of Facility Agreement, dated as of April 28, 2014, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 10-Q filed with the SEC on May 14, 2014].

10(x)	Settlement Agreement, dated as of December 22, 2011, by and among the Company, Carl Zeiss Meditec, AG and Carl Zeiss Meditec,Inc. [incorporated by reference to Exhibit 10(y) to the Registrant’s Report on Form 10-K for the year ended December 31, 2011]

10(y)	Amendment No. 1 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 25, 2013].*

10(z)	Amendment No. 2 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to the Registrant’s report on Form 8-K filed with the SEC on February 11, 2015].*

10(aa)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Ken Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(bb)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Kevin Burns [incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(cc)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(dd)	Asset Purchase Agreement dated December 16, 2016 between the Registrant and Invivo Corporation [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 22, 2016].

10(ee)	Employment Agreement dated November 4, 2016 between the Registrant and Richard Christopher [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 10, 2016].

10(ff)	First Amendment to Lease dated September 19, 2016 between the Registrant and The Irvine Company [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 21, 2016].

10(gg)	Employment Agreement dated December 22, 2016 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 28, 2016].

10(hh)	Amendment No. 1 to Employment Agreement dated as of June 1, 2008 between the Registrant and Stacey M. Stevens [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on December 28, 2016].

10(ii)	Loan and Security Agreement dated August 7, 2017 by and among Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on August 10, 2017].

10(jj)	2012 Stock Incentive Plan [incorporated by reference to Appendix B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 9, 2012].*

10(kk)	Amendment No. 1 to the 2012 Stock Incentive Plan [incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 2, 2014].*

10(ll)	First Loan Modification Agreement dated March 22, 2018 by and among Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on March 23, 2018].

21	Subsidiaries

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2017 and 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017 and 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

*	Denotes a management compensation plan or arrangement.
**	The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

(b) Exhibits—See (a) iii above.

(c) Financial Statement Schedule—See (a) ii above.

Item 16.	Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2018	iCAD, INC.

	By:	/s/ Kenneth Ferry
Kenneth Ferry
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lawrence Howard	Chairman of the Board, Director	March 30, 2018
Dr. Lawrence Howard

/s/ Kenneth Ferry	Chief Executive Officer
Kenneth Ferry	Director (Principal Executive Officer)	March 30, 2018

/s/ Richard Christopher	Executive Vice President,
Richard Christopher	Chief Financial Officer and Treasurer
(Principal Financial and Accounting
	Officer)	March 30, 2018

/s/ Rachel Brem	Director	March 30, 2018
Rachel Brem, M.D.

/s/ Anthony Ecock	Director	March 30, 2018
Anthony Ecock

/s/ Robert Goodman	Director	March 30, 2018
Robert Goodman, M.D.

/s/ Steven Rappaport	Director	March 30, 2018
Steven Rappaport

/s/ Andy Sassine	Director	March 30, 2018
Andy Sassine

/s/ Somu Subramaniam	Director	March 30, 2018
Somu Subramaniam

/s/ Elliot Sussman	Director	March 30, 2018
Elliot Sussman, M.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	95

Consolidated Balance Sheets
As of December 31, 2017 and 2016	97

Consolidated Statements of Operations
For the years ended December 31, 2017, 2016 and 2015	98

Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2017, 2016 and 2015	99

Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015	100

Notes to Consolidated Financial Statements	101-142

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

iCAD, Inc.

Nashua, New Hampshire

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iCAD, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 1989.

Boston, Massachusetts

March 30, 2018

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
	(in thousands except shares and per share data)
Assets
Current assets:
Cash and cash equivalents	$9,387	$8,585
Trade accounts receivable, net of allowance for doubtful accounts of $107 in 2017 and $172 in 2016	8,599	5,189
Inventory, net	2,123	3,727
Prepaid expenses and other current assets	1,100	1,128
Assets held for sale	—	1,304

Total current assets	21,209	19,933

Property and equipment:
Equipment	5,722	7,180
Leasehold improvements	62	62
Furniture and fixtures	305	305
Marketing assets	376	376

	6,465	7,923
Less accumulated depreciation and amortization	5,889	6,538

Net property and equipment	576	1,385

Other assets:
Other assets	53	53
Intangible assets, net of accumulated amortization of $7,433 in 2017 and $7,518 in 2016	1,931	3,183
Goodwill	8,362	14,097

Total other assets	10,346	17,333

Total assets	$32,131	$38,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,362	$1,577
Accrued expenses	4,475	4,988
Notes payable—current portion	817	—
Capital lease payable, short-term portion	12	86
Deferred revenue	5,404	5,372
Liabilities held for sale	—	832

Total current liabilities	12,070	12,855

Other long-term liabilities	119	83
Deferred revenue, long-term portion	506	668
Notes payable, long-term portion	5,119	—
Capital lease—long-term portion	27	—
Deferred tax	14	7

Total liabilities	17,855	13,613

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,711,752 in 2017 and 16,260,663 in 2016; outstanding 16,525,681 in 2017 and 16,074,832 in 2016	167	163
Additional paid-in capital	217,389	213,899
Accumulated deficit	(201,865)	(187,609)
Treasury stock at cost, 185,831 shares in 2017 and 2016	(1,415)	(1,415)

Total stockholders’ equity	14,276	25,038

Total liabilities and stockholders’ equity	$32,131	$38,651

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands except per share data)
Revenue:
Products	$13,554	$10,471	$14,198
Service and supplies	14,548	15,867	27,356

Total revenue	28,102	26,338	41,554
Cost of Revenue:
Products	2,660	918	3,130
Service and supplies	6,229	5,713	7,357
Amortization and depreciation	1,037	1,189	1,717

Total cost of revenue	9,926	7,820	12,204

Gross profit	18,176	18,518	29,350

Operating expenses:
Engineering and product development	9,327	9,518	9,163
Marketing and sales	10,503	10,179	12,404
General and administrative	7,877	7,675	8,788
Amortization and depreciation	452	1,116	1,631
Gain on sale of MRI assets	(2,508)	—	—
Goodwill and long-lived asset impairment	6,693	—	27,443

Total operating expenses	32,344	28,488	59,429

Loss from operations	(14,168)	(9,970)	(30,079)
Other (expense) income:
Interest expense	(124)	(63)	(650)
Loss from extinguishment of debt	—	—	(1,723)
Interest income	18	10	21

Other expense, net	(106)	(53)	(2,352)

Loss before income tax expense	(14,274)	(10,023)	(32,431)
Income tax (benefit) expense	(18)	76	16

Net loss and comprehensive loss	$(14,256)	$(10,099)	$(32,447)

Net loss per share:
Basic	$(0.87)	$(0.63)	$(2.07)
Diluted	$(0.87)	$(0.63)	$(2.07)
Weighted average number of shares used in computing loss per share:
Basic	16,343	15,932	15,686
Diluted	16,343	15,932	15,686

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2014	15,732,177	$157	$209,100	$(145,063)	$(1,415)	$62,779
Issuance of common stock relative to vesting of restricted stock, net of 13,058 shares forfeited for tax obligations	111,700	1	(88)	—	—	(87)
Issuance of common stock pursuant to stock option plans	79,472	1	365	—	—	366
Stock-based compensation	—	—	2,135	—	—	2,135
Net loss	—	—	—	(32,447)	—	(32,447)

Balance at December 31, 2015	15,923,349	$159	$211,512	$(177,510)	$(1,415)	$32,746

Issuance of common stock relative to vesting of restricted stock, net of 27,299 shares forfeited for tax obligations	261,731	3	(117)	—	—	(114)
Issuance of common stock pursuant to stock option plans	75,583	1	197	—	—	198
Stock-based compensation	—	—	2,307	—	—	2,307
Net loss	—	—	—	(10,099)	—	(10,099)

Balance at December 31, 2016	16,260,663	$163	$213,899	$(187,609)	$(1,415)	$25,038

Issuance of common stock relative to vesting of restricted stock, net of 55,115 shares forfeited for tax obligations	414,319	4	(245)	—	—	(241)
Issuance of common stock pursuant to stock option plans	36,530	—	79	—	—	79
Stock-based compensation		—	3,656	—	—	3,656
Net loss		—	—	(14,256)	—	(14,256)

Balance at December 31, 2017	16,711,512	$167	$217,389	$(201,865)	$(1,415)	$14,276

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(14,256)	$(10,099)	$(32,447)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization	494	983	1,768
Depreciation	995	1,322	1,580
Bad debt provision	45	177	383
Inventory obsolesence reserve	1,052	114	55
Stock-based compensation expense	3,656	2,307	2,135
Amortization of debt discount and debt costs	—	(23)	341
Gain from acquisition settlement	—	(249)	—
Goodwill and long-lived asset impairment	6,693	—	27,443
Interest on settlement obligations	26	82	146
Deferred tax	8	7	—
Loss on disposal of assets	52	10	125
Gain on sale of MRI assets	(2,158)	—	—
Loss on extinguishment of debt	—	—	1,723
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,474)	2,201	1,772
Inventory	554	482	(2,042)
Prepaid and other assets	29	(504)	(197)
Accounts payable	(215)	(16)	(557)
Accrued expenses	(505)	309	(2,060)
Deferred revenue	(333)	(2,581)	(2,068)

Total adjustments	6,919	4,621	30,547

Net cash used for operating activities	(7,337)	(5,478)	(1,900)

Cash flow from investing activities:
Additions to patents, technology and other	(5)	(12)	(40)
Additions to property and equipment	(390)	(337)	(932)
Acquisition of VuComp M-Vu CAD	—	(6)	—
Acquisition of VuComp M-Vu Breast Density	—	—	(1,700)
Sale of MRI assets	2,850	—	—

Net cash provided by (used for) investing activities	2,455	(355)	(2,672)

Cash flow from financing activities:
Issuance of common stock for cash, net		—	—
Stock option exercises	79	198	366
Taxes paid related to restricted stock issuance	(241)	(114)	(87)
Debt issuance costs	(74)	—	—
Principal payments of capital lease obligations	(80)	(946)	(1,397)
Proceeds from debt financing	6,000	—	—
Principal repayment of debt financing, net	—	—	(11,250)

Net cash provided by (used for) financing activities	5,684	(862)	(12,368)

Increase (decrease) in cash and equivalents	802	(6,695)	(16,940)
Cash and equivalents, beginning of year	8,585	15,280	32,220

Cash and equivalents, end of year	$9,387	$8,585	$15,280

Supplemental disclosure of cash flow information:
Interest paid	$79	$70	$558

Taxes paid	$60	$67	$128

Escrow due from MRI asset sale	$350	—	—

Equipment purchased under capital lease	$42	—	—

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

In January 2018 the Company adopted a plan to discontinue offering radiation therapy professional services to practices that provide the Company’s electronic brachytherapy solution for the treatment of non-melanoma skin cancer under the subscription service model within the Therapy Segment.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xoft, Inc. and Xoft Solutions, LLC. All material inter-company transactions and balances have been eliminated in consolidation.

(c) Cash and cash equivalents

The Company defines cash and cash equivalents as all bank accounts, money market funds, deposits and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Insurance coverage is $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2017 approximated $8.5 million.

(d) Financial instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable. Due to their short term nature and market rates of interest, the carrying amounts of the financial instruments approximated fair value as of December 31, 2017 and 2016.

(e) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2017 and 2016 is adequate.

The following table summarizes the allowance for doubtful accounts for the three years ended December 31, 2017 (in thousands):

	2017	2016	2015
Balance at beginning of period	$172	$236	$203
Additions charged to costs and expenses	45	177	383
Reductions	(110)	(241)	(350)

Balance at end of period	$107	$172	$236

(f) Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records an allowance for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. At December 31, 2017 and 2016, inventories consisted of the following (in thousands), which includes an inventory reserve of approximately $1.2 million and $0.3 million as December 31, 2017 and 2016, respectively.

	As of December 31,
	2017	2016
Raw materials	$992	$2,503
Work in process	63	75
Finished Goods	1,068	1,149

Inventory	$2,123	$3,727

(g) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets or the remaining lease term, if shorter, for leasehold improvements (see below).

Estimated life
Equipment	3-5 years
Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Marketing assets	3-5 years

(h) Goodwill

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

The Company records an impairment charge when such assessment indicates that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company utilizes either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of reporting units. The Company makes assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

In January 2018 the Company adopted a plan to discontinue offering radiation therapy professional services to practices that provide the Company’s electronic brachytherapy solution for the treatment of non-melanoma skin cancer under the subscription service model within the Therapy Segment. As result, the Company will no longer offer the subscription service model to customers. Based on the decision to discontinue offering radiation therapy professional services within the Therapy Segment, the Company revised its forecasts related to the Therapy segment, which the Company deemed to be a triggering event.

The Company elected to early adopt ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) as of September 30, 2017 which affected both the third quarter and fourth quarter impairment tests. ASU 2017-04 specifies that goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In accordance with the standard, the fair value of the Therapy reporting unit as of the fourth quarter was $0.1 million and the carrying value was $2.1 million. The deficiency exceeded the carry value of goodwill and the balance of $1.7 million was recorded as an impairment charge in the quarter ended December 31, 2017.

As a result of the underperformance of the Therapy reporting unit as compared to expected future results, the Company determined there was a triggering event in the third quarter of 2017. As a result, the Company completed an interim impairment assessment. The interim test resulted in the fair value of the Therapy reporting unit being less than the carrying value of the reporting unit. The fair value of the Therapy reporting unit was $3.5 million and the carrying value was $7.5 million. The deficiency of $4.0 million was recorded as an impairment charge in the third quarter ended September 30, 2017. The Company did not identify a triggering event within the Detection reporting unit and accordingly did not perform an interim test.

As a result of external factors and general uncertainty related to reimbursement for non-melanoma skin cancer and in conjunction with the long-lived asset impairment testing, the Company performed an impairment assessment of the Therapy reporting unit as of June 30, 2015. As calculated under the prior method of determining goodwill impairments, the Step 2 test resulted in an approximate fair value of goodwill of $5.7 million which resulted in a goodwill impairment loss of $14.0 million for the quarter ended June 30, 2015.

The Company determines the fair value of reporting units based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. This approach was selected as it measures the income producing assets, primarily technology and customer relationships. This method estimates the fair value based upon the ability to generate future cash flows, which is particularly applicable when future profit margins and growth are expected to vary significantly from historical operating results.

The Company uses internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on the most recent views of the long-term forecast for the reporting unit. Accordingly, actual results can differ from those assumed in the forecasts. Discount rates are derived from a capital asset pricing model and analyzing published rates for industries relevant to the reporting unit to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in the internally developed forecasts.

Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to the application of these assumptions to this analysis, the income approach provides a reasonable estimate of the fair value of the Therapy reporting unit.

The Company performed the annual impairment assessment at October 1, 2017 and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value exceeded the carrying value for the Detection reporting unit, and the carrying value approximated fair value of the Therapy reporting unit after the impairment as of September 30, 2017. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

The Company determines the fair values for each reporting unit using a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes estimates of long-term future growth rates based on our most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in our forecasts. Discount rates are derived from a capital asset pricing model and by analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.

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

The Company corroborates the total fair values of the reporting units using a market capitalization approach; however, this approach cannot be used to determine the fair value of each reporting unit value. The blend of the income approach and market approach is more closely aligned to the business profile of the Company, including markets served and products available. In addition, required rates of return, along with uncertainties inherent in the forecast of future cash flows, are reflected in the selection of the discount rate. In addition, under the blended approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. The Company will assess each valuation methodology based upon the relevance and availability of the data at the time the valuation is performed and weights the methodologies appropriately.

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

In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation. The Company conveyed to Buyer all right, title and interest to certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets. As a result of the agreement, the Company determined that it had assets held for sale as of December 31, 2016 and the sale constituted the sale of a business. As of December 31, 2016, the Company allocated $394,000 of goodwill to assets held for sale. The allocation was based on the fair value of the assets sold relative to the fair value of the Detection reporting unit as of the date of the agreement.

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Detection	Therapy	Total
Accumulated Goodwill	$—	$—	$47,937
Accumulated impairment	—	—	(26,828)
Fair value allocation	7,663	13,446	—
Acquisition of DermEbx and Radion	—	6,154	6,154
Acquisition measurement period adjustments	—	116	116
Acquisition of VuComp	800	—	800
Impairment	—	(13,981)	(13,981)

Balance at December 31, 2015	8,463	5,735	14,198

Acquisition of VuComp	293	—	293
Sale of MRI assets	(394)	—	(394)

Balance at December 31, 2016	8,362	5,735	14,097

Impairment	—	(5,735)	(5,735)

Balance at December 31, 2017	$8,362	$—	$8,362

Accumulated Goodwill	699	6,270	54,906
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(19,716)	(46,544)

Balance at December 31, 2017	$8,362	$—	$8,362

(i) Long Lived Assets

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

The Company completed an interim goodwill impairment assessment for the Therapy reporting unit in the third quarter of 2017 and noted that there was an impairment of goodwill. As a result, the Company determined this was a triggering event to review long-lived assets for impairment. Accordingly, the Company completed an analysis pursuant to ASC 360-10-35-17 and determined that the carrying value of the asset group exceeded the undiscounted cash flows, and that long-lived assets were impaired. The Company recorded long-lived asset impairment charges of approximately $0.7 million in the third quarter ended September 30, 2017 based on the deficiency between the book value of the assets and the fair value as determined in the analysis.

The Company also completed a goodwill assessment in the fourth quarter of 2017, and in connection with that assessment, the Company completed an analysis pursuant to ASC 360-10-35-17 and determined that the undiscounted cash flows exceeded the carrying value of the asset group and that long-lived assets were not impaired. At December 31, 2017, the long-lived assets in the respective asset groups are recorded at their current fair values.

The Company did not record any impairment charges for the year ended December 31, 2016.

As a result of external factors and general uncertainty related to reimbursement for the treatment of NMSC, the Company evaluated the long-lived assets of the Therapy segment and reviewed them for impairment in 2015. In connection with the preparation of the financial statements for the second quarter ended June 30, 2015, the Company completed its analysis pursuant to ASC 360-10-35-17 and determined that the carrying value of the Asset Group was approximately $36.8 million, which exceeded the undiscounted cash flows by approximately $2.8 million. Accordingly the Company completed the Step 2 analysis to determine the fair value of the asset group. The Company recorded long-lived asset impairment charges of approximately $13.4 million in the second quarter ended June 30, 2015 and as a result the long-lived assets in the Asset Group were recorded at their current fair values.

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

Intangible assets subject to amortization consist primarily of patents, technology, customer relationships and trade names purchased in the Company’s previous acquisitions. These assets, which include assets from the acquisition of the assets of VuComp, DermEbx and Radion and the acquisition of Xoft, Inc., are amortized on a straight-line basis consistent with the pattern of economic benefit over their estimated useful lives of 5 to 15 years. A summary of intangible assets for 2017 and 2016 are as follows (in thousands):

	2017	2016	Weighted average useful life
Gross Carrying Amount
Patents and licenses	$556	$583	5 years
Technology	8,257	9,567	10 years
Customer relationships	292	292	7 years
Tradename	259	259	10 years

Total amortizable intangible assets	9,364	10,701

Accumulated Amortization
Patents and licenses	$503	$477
Technology	6,610	6,754
Customer relationships	61	28
Tradename	259	259

Total accumulated amortization	7,433	7,518

Total amortizable intangible assets, net	$1,931	$3,183

Amortization expense related to intangible assets was approximately $494,000, $983,000 and $1,768,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Estimated remaining amortization of the Company’s intangible assets is as follows (in thousands):

For the years ended December 31:	Estimated amortization expense
2018	$417
2019	379
2020	305
2021	228
2022	299
Thereafter	303

$1,931

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

(l) Warranty Costs

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends, including the cost of product returns during the warranty period. Warranty provisions and claims for the years ended December 31, 2017, 2016 and 2015, were as follows (in thousands):

	2017	2016	2015
Beginning accrual balance	$11	$19	$14
Warranty provision	49	47	54
Usage	(50)	(55)	(49)

Ending accrual balance	$10	$11	$19

The warranty accrual above includes long-term warranty obligations of $0, $0 and $2,000 for the years ended December 31, 2017, 2016 and 2015 respectively.

(m) Engineering and Product Development Costs

Engineering and product development costs relate to research and development efforts including Company sponsored clinical trials which are expensed as incurred.

(n) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2017, 2016 and 2015 was approximately $990,000, $955,000 and $950,000 respectively.

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands, except per share amounts):

	2017	2016	2015
Net loss available to common shareholders	$(14,256)	$(10,099)	$(32,447)

Basic shares used in the calculation of earnings per share	16,343	15,932	15,686
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock	—	—	—

Diluted shares used in the calculation of earnings per share	16,343	15,932	15,686

Net loss per share :
Basic	$(0.87)	$(0.63)	$(2.07)
Diluted	$(0.87)	$(0.63)	$(2.07)

The following table summarizes the number of shares of common stock for securities, warrants and restricted stock that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	2017	2016	2015
Common stock options	1,465,115	1,425,348	1,571,998
Restricted Stock	415,147	511,398	516,396

	1,880,262	1,936,746	2,088,394

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares were excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.

(p) Income Taxes

The Company follows the liability method under ASC Topic 740, “Income Taxes”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2017 and 2016, as it is more likely than not that the deferred tax asset will not be realized. Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes.

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

The following table sets forth Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair value measurements using: (000’s) as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$8,853	$—	$—	$8,853

Total Assets	$8,853	$—	$—	$8,853

Fair value measurements using: (000’s) as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$6,622	$—	$—	$6,622

Total Assets	$6,622	$—	$—	$6,622

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. In 2015 the Company recorded a $27.4 million impairment consisting of $14.0 million related to goodwill and $13.4 million related to long-lived assets as discussed in Note (h) and Note (i) and re-measured long-lived assets and goodwill of the Therapy reporting unit at fair value as of the impairment date. In 2017 the Company recorded a $6.7 million impairment consisting of $5.7 million related to goodwill and $1.0 million related to long-lived and other assets. The fair values of long-lived assets and goodwill were measured using Level 3 inputs.

(s)    Recently Issued and Recently Adopted Accounting Standards

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

The Company has performed an assessment of its revenue streams and customer classes. During the fourth quarter of 2017, the Company completed its implementation plan and finalized contract reviews and detailed policy drafting. The Company will adopt the guidance effective January 1, 2018 using the modified retrospective approach, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. We expect this adjustment to be less than $0.1 million and do not expect a material impact on our revenue recognition practices on an ongoing basis. The Company will adopt certain practical expedients and make certain policy elections related to the accounting for significant finance components, sales taxes, shipping and handling, costs to obtain a contract, and immaterial promised goods or services, which will mitigate certain impacts of adopting Topic 606.

The immaterial impact of adopting Topic 606 primarily relates to (a) the deferral of commissions on our long-term service arrangements and warranty periods greater than one year, which previously were expensed as incurred but under the amendments to ASC 340-40 will generally be capitalized and amortized over the period of contract performance or a longer period if renewals are expected and the renewal commission is not commensurate with the initial commission, (b) a small number of open contracts which include extended payment terms where the pattern and timing of revenue recognition will change, and (c) policy changes related to the determination of stand-alone selling prices of performance obligations and resulting allocation of the transaction price among performance obligations with differing patterns of transfer of control to the customer in contracts with multiple deliverables. Additionally, sales of certain CAD products contain lease components in which the Company leases equipment and provides professional services to hospitals and imaging centers. As lease contracts are not within the scope of Topic 606, the Company will continue to account for the lease components of these arrangements in accordance with ASC 840 “Leases” and the remaining consideration will be allocated to the other performance obligations identified in accordance with Topic 606. The consideration allocated to the lease component will be recognized as lease revenue on a straight-line basis over the specified term of the agreement. Revenue for the non-lease components, such as service contracts, will also be recognized over time.

The impact to our results is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue at a point in time for product sales and over time for service contracts (as well as for the lease components of certain CAD products), which is consistent with our current revenue recognition model. A significant portion of our revenue is generated from sales of cancer detection products and cancer therapy systems, and revenue is recognized when delivery has occurred as our performance obligation would be complete. The revenue components that are not primarily associated with the sale of these products, such as physics and management services, development fees, and supplies, are also not expected to be materially impacted by the adoption of the new standard.

For performance obligations where the transfer of control occurs over-time, a time-based measure of progress (e.g., straight-line) continues to best depict the transfer of control of services to the customer for fixed fee service contracts and source agreements that represent stand-ready obligations to make goods or services available for the customer to use as and when the customer decides. For professional service contracts entered into with customers on a time and materials basis, an input-based measure of progress based on the number of days incurred or hours expended continues to best depict our progress toward complete satisfaction of the performance obligation. In addition, the number of our performance obligations under the new standard is not materially different from our contract deliverables under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice.

We also do not expect the standard to have a material impact on our consolidated balance sheet. The immaterial impact primarily relates to capitalization of commissions on our long-term service arrangements and warranty periods greater than one year and reclassifications among financial statement accounts to align with the new standard. Most notably, capitalized commissions will be classified as deferred contract costs and advance payments and deferred revenue will be combined and reclassified as contract liabilities. Our contract balances will be reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

Adoption of the standard would result in an increase in other current and long-term assets of approximately $0.1 million as of December 31, 2017, driven by capitalization of commissions on our long-term service arrangements and warranty periods greater than one year, as well as the reclassification of approximately $0.4 million in deferred revenue as of December 31, 2017 related to the lease components of certain CAD products which are outside the scope of Topic 606 to accrued expenses.

There are also certain considerations related to internal control over financial reporting that are associated with implementing Topic 606. The Company is currently evaluating its internal control framework over revenue recognition and making adjustments to the framework to enable the preparation of financial information and to obtain and disclose the information required under Topic 606. This evaluation is not expected to result in any material changes to the Company’s existing internal control framework over revenue recognition.

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

On January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation” (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including income taxes consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Under ASU 2016-09, excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement, and excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. As a result of the adoption, the net operating loss deferred tax assets increased by $1.9 million and are offset by a corresponding increase in the valuation allowance. The Company has elected to continue to estimate and apply a forfeiture rate based on awards expected to vest.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Restricted Cash”, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this update should be applied using a retrospective transition method to each period presented. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The adoption of this standard will change the presentation of our statement of cash flows to include our restricted cash balance with the non-restricted cash balances. We do not anticipate that the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt this standard in connection with the goodwill impairment analysis completed during the third quarter of 2017.

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

The assets obtained in the acquisition of VuComp’s M-Vu Cancer detection portfolio (including the M-Vu breast density product) and the anticipated future revenues are included in the Detection segment and, accordingly, the goodwill resulting from the purchase price allocation is included in goodwill of the Detection segment. The Company has tax basis in the goodwill that resulted from the VuComp acquisition of $293,000 which is amortized over a 15 year period.

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

(3)	Sale of MRI Assets

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

Gain on Sale
Cash received	$2,850
Holdback reserve	350
Fair value of transition services	(118)
Net Assets sold	(574)

Total	$2,508

(4)	Financing Arrangements

On August 7, 2017, the Company entered into a Loan and Security Agreement, which was modified by the First Loan Modification Agreement dated March 22, 2018 (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provides an initial term loan facility (amounts borrowed thereunder, the “Term Loan”) of $6.0 million and a $4.0 million revolving line of credit (amounts borrowed thereunder, the “Revolving Loans”). The Company also has the option to borrow an additional $3.0 million Term Loan under the Loan Agreement, subject to meeting a Detection revenue minimum of at least $21.5 million for a trailing twelve month period ending prior to July 30, 2019.

The Company will begin repayment of the first tranche of the Term Loan on September 1, 2018 in 36 equal monthly installments of principal. If the adjusted EBITDA minimum of $(750,000) for a trailing three month period ending between March 22, 2018 and July 31, 2018 (the “Adjusted EBITDA Event”) is met, the Company will begin repayment of the Term Loans beginning on March 1, 2019 in which case the Company would make 30 equal monthly installments of principal. The Company will begin repayment of the second tranche of the Term Loan on October 1, 2019 and make 30 equal monthly installments of principal.

The outstanding Revolving Loans will accrue interest at a floating per annum rate equal to 1.50% above the prime rate for periods when the ratio of the Company’s unrestricted cash to the Company’s outstanding liabilities to the Bank plus the amount of the Company’s total liabilities that mature within one year is at least 1.25 to 1.0. At all other times, the interest rate shall be 0.50% above the prime rate. The outstanding Term Loans will accrue interest at a floating per annum rate equal to the prime rate.

The maturity date of the Revolving Loans and the Term Loans is March 1, 2022. However, the maturity date will become April 30, 2019, April 30, 2020 or April 30, 2021 if, on or before March 15, 2019, or 2020 or 2021, as applicable, the Company does not agree in writing to the Detection revenue and adjusted EBITDA covenant levels proposed by the Bank with respect to the upcoming applicable calendar year.

If the Revolving Loans are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to two percent (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loans prior to the maturity date, then the Company will pay to the Bank an amount equal to 1.0%-3.0% of the Term Loans, depending on when such Term Loans are repaid. The Loan Agreement requires the Company to maintain net revenues during the trailing six month period ending on the last day of each calendar quarter as follows: June 30, 2017—$10.25 million; September 30, 2017—$11.5 million; and December 31, 2017—$14 million. The Loan Agreement requires the Company to maintain minimum detection revenues during the trailing six month period ending on the last day of each calendar quarter as follows: March 31, 2018—$8.622 million; June 30, 2018—$8.373 million; September 30, 2018—$8.648 million and December 31, 2018—$9.517 million. The Loan Agreement requires the Company to maintain adjusted EBITDA during the trailing six month period ending on the last day of each calendar quarter as follows: March 31, 2018—$(4.5 million); June 30, 2018—$(3.75 million); September 30, 2018—$(1 million) and December 31, 2018—$1.00. As of December 31, 2017 the Company is in compliance with the revenue covenants in the Loan Agreement.

Obligations to the Bank under the Loan Agreement or otherwise are secured by a first priority security interest in substantially all of the assets, including intellectual property, accounts, receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing, of each of the Company and Xoft, Inc. and Xoft Solutions LLC, wholly-owned subsidiaries of the Company.

In connection with the Loan Agreement, the Company incurred approximately $74,000 of closing costs. In accordance with ASU 2015-03 the closing costs have been deducted from the carrying value of the debt and will be amortized over the expected term of 36 months.

The current repayment schedule for the term loan is based on repayment beginning on September 1, 2018. If the Adjusted EBITDA Event occurs, the Company could elect to defer repayment until October 2019. The carrying value of the Term Loan (net of debt issuance costs) as of December 31, 2017 is as follows (in thousands):

December 31, 2017
Principal Amount of Term Loan	$6,000
Unamortized closing costs	(64)

Carrying amount of Term Loan	5,936

Less current portion of Term Loan	(817)

Notes payable long-term portion	$5,119

Principal and interest payments are as follows (in thousands):

Fiscal Year	Amount Due
2018	$1,086
2019	$2,183
2020	$2,097
2021	$1,183

Total	$6,549

The following amounts are included in interest expense in our consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Cash interest expense	$98	$—	$163
Non-cash amortization of debt discount	$—	$—	$254
Amortization of debt costs	9	—	13
Amortization of settlement obligations	26	82	146
Interest expense capital lease	1	70	220
Capital lease—fair value amortization	(10)	(89)	(146)

Total interest expense	$124	$63	$650

The amortization of debt costs represents the costs incurred with the financing, which is primarily the closing costs which have been capitalized and will be expensed using the effective interest method. The amortization of the settlement obligations represents the interest associated with the settlement agreement for Zeiss. See Note 9(f) to our Consolidated Financial Statements.

(5)	Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

	2017	2016
Accrued salary and related expenses	$1,388	$1,878
Accrued accounts payable	2,523	2,269
Accrued professional fees	418	316
Accrued short term settlement costs	—	474
Other accrued expenses	70	48
Deferred rent	76	3

	$4,475	$4,988

(6)	Stockholders’ Equity

(a)    Stock Options

The Company has six stock option or stock incentive plans, which are described as follows:

The 2002 Stock Option Plan (the “2002 Plan”).

The 2002 Plan was adopted by the Company’s stockholders in June 2002. The 2002 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 100,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an incentive option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted to date under the

2002 Plan vest 100% over periods extending from six months to five years from the date of grant and expire no later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2002 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2017, there are no further options available for grant under the 2002 Plan.

The 2004 Stock Incentive Plan (the “2004 Plan”).

The 2004 Plan was adopted by the Company’s stockholders in June 2004. The 2004 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2004 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 200,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2004 Plan generally vest 100% over periods extending from the date of grant to five years from the date of grant and expire not later than ten years after the date of grant, except for 10% holders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2004 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2017, there are no further shares available for grant under the 2004 Plan.

The 2005 Stock Incentive Plan (the “2005 Plan”).

The 2005 Plan was adopted by the Company’s stockholders in June 2005. The 2005 Plan provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. The 2005 Plan provides for the granting of non-qualifying and incentive stock options to employees and other persons to purchase up to an aggregate of 120,000 shares of the Company’s common stock. The purchase price of each share for which an option is granted is determined by the Board of Directors or the Committee appointed by the Board of Directors provided that the purchase price of each share for which an option is granted cannot be less than the fair market value of the Company’s common stock on the date of grant, except for incentive options granted to 10% stockholders for whom the exercise price cannot be less than 110% of the market price. Incentive options granted under the 2005 Plan generally vest 100% over periods extending from the date of grant to three years from the date of grant and expire not later than five years after the date of grant, except for 10% stockholders whose options expire not later than five years after the date of grant. Non-qualifying options granted under the 2005 Plan are generally exercisable over a ten year period, vesting 1/3 each on the first, second, and third anniversaries of the date of grant. At December 31, 2017, there are no further options available for grant under the 2005 Plan.

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

With respect to options granted under the 2007 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2017, there were no shares available for issuance under the 2007 Plan.

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

With respect to options granted under the 2012 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2017, there were 222,377 shares available for issuance under the 2012 Plan.

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

With respect to stock options granted under the 2016 Plan, the exercise price will be determined by the Compensation Committee but may not be less than 100% of the fair market value of the common stock subject to the award, determined as of the date of grant. Regarding incentive stock options, including that the aggregate grant date fair market value of the shares of stock with respect to which incentive stock options granted under the 2016 Plan and any other plan of the Company or its parent and subsidiary corporations become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. To the extent that any incentive stock option exceeds this limit, it shall constitute a non-qualified stock option. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the Compensation Committee. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the Compensation Committee. At December 31, 2017, there were 815,500 shares available for issuance under the 2016 Plan.

A summary of stock option activity for all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2015	1,417,887	$4.34
Granted	363,239	$6.58
Exercised	(79,472)	$4.60
Forfeited	(129,656)	$7.38

Outstanding, December 31, 2015	1,571,998	$5.05
Granted	127,500	$5.46
Exercised	(75,583)	$2.62
Forfeited	(198,567)	$6.19

Outstanding, December 31, 2016	1,425,348	$5.05
Granted	200,813	$4.14
Exercised	(36,530)	$2.18
Forfeited	(124,516)	$4.71

Outstanding, December 31, 2017	1,465,115	$5.03	5.3 years

Exercisable at December 31, 2015	1,087,725	$4.33

Exercisable at December 31, 2016	1,054,211	$4.71

Exercisable at December 31, 2017	1,301,651	$4.95	5.0 years

Available for future grants at December 31, 2017 from all plans: 1,037,877

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue	$5	$6	$14
Engineering and product development	715	329	223
Marketing and sales	1,003	677	659
General and administrative expense	1,933	1,295	1,239

	$3,656	$2,307	$2,135

As of December 31, 2017, there was $2.0 million of total unrecognized compensation costs related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 1.1 years.

Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Years Ended December 31,
	2017	2016	2015
Average risk-free interest rate	1.61%	0.98%	0.97%
Expected dividend yield	None	None	None
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	64.2% to 72.0%	68.5% to 75.3%	60.5% to 75.2%
Weighted average exercise price	$4.14	$5.46	$6.58
Weighted average fair value	$1.99	$2.66	$3.17

The Company’s 2017, 2016 and 2015, average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

Intrinsic values of options (in thousands) and the closing market price used to determine the intrinsic values are as follows:

	Years Ended December 31,
	2017	2016	2015
Outstanding	$449	$409	$1,910
Exercisable	442	409	1,610
Exercised	79	201	317
stock price at 12/31	$3.44	$3.24	$5.17

(b) Restricted Stock

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted a total of 162,500 shares of performance based restricted stock during 2016 with performance measured on meeting a revenue target based on growth for fiscal year 2017 and vesting in three equal installments with the first installment vesting upon measurement of the goal. In addition, a maximum of 108,333 additional shares are available to be earned based on exceeding the revenue goal. The Company expects approximately 190,000 shares to be earned under the performance grant with 63,200 shares vested on the measurement date and approximately 63,200 shares vesting on the second and third anniversary of the initial vesting.

A summary of restricted stock activity for all equity incentive plans is as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning outstanding balance	511,398	516,396	309,317
Granted	394,599	345,778	352,666
Vested	(469,434)	(289,030)	(124,758)
Forfeited	(21,416)	(61,746)	(20,829)

Ending outstanding balance	415,147	511,398	516,396

Intrinsic values of restricted stock (in thousands) and the closing market price used to determine the intrinsic values are as follows:

	Years Ended December 31,
	2017	2016	2015
Outstanding	$1,428	$1,657	$2,670
Vested	1,615	936	645
stock price at 12/31	$3.44	$3.24	$5.17

(7)	Income Taxes

The components of income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Current provision (benefit):
Federal	$—	$—	$—
State	(26)	69	95

	$(26)	$69	$95

Deferred provision:
Federal	$7	$6	$(65)
State	1	1	(14)

	$8	$7	$(79)

Total	$(18)	$76	$16

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.4%	2.8%	2.5%
Net state impact of deferred rate change	(0.3%)	0.2%	(0.1%)
Stock compensation expense	(1.9%)	(3.2%)	(0.7%)
Tax amortization on goodwill	(0.1%)	(0.1%)	0.2%
Goodwill impairment	(13.7%)	0.0%	(10.0%)
Other permanent differences	(0.4%)	(0.4%)	(0.1%)
Change in valuation allowance	97.4%	(37.3%)	(26.6%)
Tax credits	1.5%	3.2%	0.9%
Federal Rate Change	(133.5%)	0.0%	0.0%
Accrual to TR	(0.7%)	0.0%	0.0%
Increase Xoft NOLs under 382 Study	16.2%	0.0%	0.0%

Effective income tax	(0.10%)	(0.8%)	0.1%

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

	2017	2016
Inventory (Section 263A)	$287	$418
Inventory reserves	305	105
Receivable reserves	27	65
Other accruals	224	434
Deferred revenue	129	215
Accumulated depreciation/amortization	320	477
Stock options	1,901	2,558
Developed technology	2,201	3,594
Tax credits	3,130	3,090
NOL carryforward	31,113	40,865

Net deferred tax assets	39,637	51,821
Valuation allowance	(39,637)	(51,821)
Goodwill tax amortization	(14)	(7)

Deferred tax liability	$(14)	$(7)

The decrease in the net deferred tax assets and corresponding valuation allowance during the year ended December 31, 2017 related primarily to the decrease in corporate tax rate from 34% to 21% starting on January 1, 2018. The increase in net deferred tax assets and corresponding valuation allowance during the year ended December 31, 2016 is primarily attributable to additional net operating losses, additional research and development credits, and differences in amortization periods on the Company’s intangible assets. The Company completed an asset acquisition in January 2016 which resulted in $293,307 of goodwill. For book purposes, the goodwill was classified as an indefinite lived asset and tested for impairment each year. For tax, the Company is allowed amortization expense over a 15 year life. Due to the indefinite life of the asset for book purposes, the Company could not assume there would be a deferred tax asset available to offset the liability in future years. This created a tax expense equal to the tax effected amount of tax amortization, or $7,434 in 2017 and $6,844 in 2016.

As of December 31, 2017, the Company has net operating loss carryforwards totaling approximately $131.2 million expiring between 2019 and 2037. A portion of the total net operating loss carryforwards amounting to approximately $54.0 million relate to the acquisition of Xoft, Inc. As of December 31, 2017, the Company has provided a valuation allowance for its net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards. In the event of a deemed change in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards. There were no net operating losses utilized for the years ended December 31, 2017 or 2016.

The Company currently has approximately $9.9 million (including approximately $8.5 million that relate to Xoft, Inc.) in net operating losses that are subject to limitations, of which approximately $2.0 million (including approximately $656,000 that relates to Xoft, Inc.) can be used annually through 2029. The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities totaling approximately $3.1 million. The tax credits related to Xoft have been fully reserved for and as a result no deferred tax asset has been recorded. The credits expire in various years through 2037.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2017, 2016 and 2015. The Company files United States federal and various state income tax returns. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company completed an examination by the Internal Revenue Service with respect to the 2008 tax year in January 2011, which resulted in no changes to the tax return originally filed. The Company is not under examination by any other federal or state jurisdiction for any tax year.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2017 will significantly change within the next 12 months.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”) tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% down to 21% starting on January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the 21%. This revaluation resulted in a provision of $19.1 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact to the Company’s income statement as a result of reduction in tax rates. The other provisions of the TCJA did not have a material impact on our consolidated financial statements. Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

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

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands, including prior periods which have been presented for consistency):

	Year Ended December 31,
	2017	2016	2015
Segment revenues:
Detection	$18,310	$17,133	$19,243
Therapy	9,792	9,205	22,311

Total Revenue	$28,102	$26,338	$41,554

Segment gross profit:
Detection	$16,218	$15,113	$16,019
Therapy	1,958	3,405	13,331

Segment gross profit	$18,176	$18,518	$29,350

Segment operating income (loss):
Detection	$6,401	$5,694	$7,233
Therapy	(15,102)	(7,752)	(28,405)

Segment operating income (loss)	$(8,701)	$(2,058)	$(21,172)

General, administrative, depreciation and amortization expense	$(7,975)	$(7,912)	$(8,907)
Interest expense	(124)	(63)	(650)
Gain on sale of MRI assets	2,508	—	—
Other income	18	10	21
Loss on debt extinguishment	—	—	(1,723)

Loss before income tax	$(14,274)	$(10,023)	$(32,431)

Segment depreciation and amortization included in segment operating income (loss) is as follows (in thousands):

Detection depreciation and amortization
Depreciation	$172	$223	$220
Amortization	246	696	532
Therapy depreciation and amortization
Depreciation	$768	$970	$1,142
Amortization	222	252	1,213

(b) Geographic Information

The Company’s sales are made to customers, distributors and dealers of mammography, electronic brachytherapy equipment and other medical equipment, and to foreign distributors of mammography and electronic brachytherapy equipment. Export sales to a single country did not exceed 10% of total revenue in any year. Total export sales were approximately $3.9 million or 14% of total revenue in 2017, $2.3 million or 9% of total revenue in 2016 and $2.3 million or 6% of total revenue in 2015.

As of December 31, 2017 and 2016, the Company had outstanding receivables of $2.1 million and $0.3 million, respectively, from distributors and customers of its products who are located outside of the U.S.

(c) Major Customers

The Company had one major customer, GE Healthcare, with revenues of approximately $7.1 million in 2017, $3.9 million in 2016, and $4.1 million in 2015 or 25%, 15%, and 10% of total revenue, respectively. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fuji Medical Systems, Siemens Medical, Vital Images and Invivo. For the year ended December 31, 2017, these five OEM partners composed approximately 55% of Detection revenues and 39% of revenue overall. OEM partners composed 47% of Detection revenues and 30% of revenue overall for the year ended December 31, 2016 and 53% of Detection revenues and 25% of revenue overall for the year ended December 31, 2015.

OEM partners represented $3.7 million or 43% of outstanding receivables as of December 31, 2017, with GE Healthcare accounting for $2.9 million or 34% of this amount. The two largest Cancer Therapy customers composed $0.9 million or 11% of outstanding receivables as of December 31, 2017. These seven customers in total represented $4.6 million or 54% of outstanding receivables as of December 31, 2017.

(9)	Commitments and Contingencies

(a) Lease Obligations

As of December 31, 2017, the Company had three lease obligations related to its facilities. The Company’s executive offices are leased pursuant to a five-year lease (the “Lease”) that commenced on December 15, 2006, with renewals in January, 2012 and August 2016 of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire (the “Premises”). The August 2016 Lease renewal provides for an annual base rent of $184,518 for the period from March 2017 to February 2020. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the Premises.

The Company leases a facility in San Jose California under a non-cancelable operating lease which commenced in September 2012. The operating lease commenced September 2012 with a current annual payment of $295,140 through September 2017, with all amounts payable in equal monthly installments. In September 2016, the Company extended this lease for the period from October 2017 to March 2020 with annual payments of $540,588 from October 2017 to September 2018, $558,120 from October 2018 to September 2019 and $286,368 for the period from October 2019 to March 2020, with all amounts payable in equal monthly installments. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.

Rent expense for all leases for the years ended December 31, 2017, 2016 and 2015 was $899,000, $745,000 and $663,000, respectively.

Future minimum rental payments due under these agreements as of December 31, 2016 are as follows (in thousands):

Fiscal Year	Operating Leases
2018	$764
2019	755
2020	174

$1,693

(b) Capital lease obligations

In August, 2017, the Company assumed an equipment lease obligation with payments totaling $50,000. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $42,000 was recorded. The equipment will be depreciated over the expected life of 3 years. The remaining minimum lease payments are as follows (in thousands):

Fiscal Year	Capital Lease
2018	$17
2019	17
2020	13

subtotal minimum lease obligation	47
less interest	(8)

Total, net	39
less current portion	(12)

long term portion	$27

(c) Other Commitments

The Company has non-cancelable purchase orders with three key suppliers executed in the normal course of business that total approximately $0.3 million. In connection with the Company’s employee savings plans, the matching contribution for 2017 was approximately $0.5 million in cash. The matching contribution for 2018 is estimated to be approximately $0.5 million in cash.

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

(e) Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The CRA has the right to pursue the matter until July 2020. The Company believes that it is not liable for the re-assessment against CADx Medical and continues to defend this position. As the Company believes that a probability of a loss is remote, no accrual was recorded as of December 31, 2017.

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

During December 2011, the Company settled litigation with Zeiss with a final payment of pay $0.5 million which was paid in June 2017.

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

(10)	Quarterly Financial Data (in thousands, except per share data, and unaudited)

	Net sales	Gross profit	Net loss	Income (loss) per share	Weighted average number of shares outstanding
2017
First quarter	$6,791	$4,689	$(457)	($0.03)	16,135
Second quarter	6,409	4,503	$(2,631)	($0.16)	16,310
Third quarter	7,000	4,643	$(6,933)	($0.42)	16,424
Fourth quarter	7,902	4,341	$(4,235)	($0.26)	16,501
2016
First quarter	$6,038	$4,186	$(2,533)	($0.16)	15,826
Second quarter	7,369	5,702	$(1,575)	($0.10)	15,904
Third quarter	6,003	4,101	$(2,675)	($0.17)	15,957
Fourth quarter	6,928	4,529	$(3,316)	($0.21)	16,042