Form 10-K/A
period 2017-12-31
ICAD INC
filed 2018-04-27
CIK 749660

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

As of April 23, 2018, the registrant had 16,662,993 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of iCAD, Inc. for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2018 (the “Original Filing”), as amended. We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017 and the cover page of the Amendment reflects this fact. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

There are no family relationships among any of the directors or executive officers of iCAD.

			Director/Officer
Name	Age	Position with iCAD	Since
Dr. Lawrence Howard	65	Chairman of the Board, and Director	2006
Rachel Brem, MD	59	Director	2004
Anthony Ecock	56	Director	2008
Robert Goodman, MD	77	Director	2014
Steven Rappaport	69	Director	2006
Andy Sassine	54	Director	2015
Somu Subramaniam	64	Director	2010
Elliot Sussman, MD	66	Director	2002
Kenneth Ferry	64	Chief Executive Officer,	2006
		and Director
Richard Christopher	48	Executive Vice President,	2016
		Chief Financial Officer, Treasurer and Secretary
Stacey Stevens	49	Executive Vice President and Chief	2006
		Strategy and Commercial Officer

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

Audit Committee

The Audit Committee, among other things, selects the firm to be appointed as the independent registered public accounting firm to audit our financial statements and reviews and discusses the scope and results of each audit with the independent registered public accounting firm and with management. The responsibilities of the Audit Committee are further described in the Audit Committee Charter, which was adopted by the Board and a copy of which is available on the Company’s website at www.icadmed.com and accessible via the “Corporate Governance” page. The Audit Committee held four meetings during 2017. The Audit Committee consists of Mr. Rappaport, Chairperson, Mr. Ecock and Dr. Sussman. The Board has determined that Mr. Rappaport qualifies as the Audit Committee’s “financial expert” under applicable SEC rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for, among other things, developing and recommending to the Board corporate governance policies for iCAD, establishing procedures for the director nomination process and recommending nominees for election to the Board. The responsibilities of the Nominating and Corporate Governance Committee are further described in the Nominating and Corporate Governance Committee Charter, which was adopted by the Board and a copy of which is available on the Company’s website at www.icadmed.com and accessible via the “Corporate Governance” page. The Nominating and Corporate Governance Committee held one meeting during 2017. The Nominating and Corporate Governance Committee consists of Mr. Ecock, Chairperson, Dr. Brem and Mr. Subramaniam.

Compensation Committee

The Compensation Committee is responsible for, among other things, assisting the Board in overseeing our executive compensation strategy, reviewing and recommending for approval to the Board, the compensation of our executive officers and administering our various stock option and incentive plans. The responsibilities of the Compensation Committee are further described in the Compensation Committee Charter, which was adopted by the Board and a copy of which is available on the Company’s website at www.icadmed.com and accessible via the “Corporate Governance” page. The Compensation Committee held two meetings during 2017.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of Dr. Sussman (Chairperson), Dr. Brem, Dr. Howard and Mr. Subramaniam during the fiscal year ended December 31, 2017. No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2017 was a current or former officer or employee of the Company or engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during the fiscal year ended December 31, 2017, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of the Company.

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

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2017; all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with except for Messrs. Somu Subramaniam, Steven Rappaport, Robert Goodman, Elliot Sussman and Anthony Ecock, Dr. Rachel Brem and Dr. Lawrence Howard, each of whom filed a late Form 4 with respect to his or her exercise of director stock options that occurred on September 29, 2017 and Mr. Andy Sassine who filed a late Form 4 with respect to his acquisition of common stock that occurred on September 29, 2017.

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

For fiscal 2017, annual cash compensation for non-employee directors was as follows:

Position	Annual Retainer
Chairman of the Board	$65,000
Non-Employee Director (other than the Chair)	$35,000

Additional retainers for each non-employee director who served on one or more Board committees in 2017 were as follows:

Position	Annual Retainer
Audit Committee
Chair	$15,000
Member	$7,500
Compensation Committee
Chair	$10,000
Member	$5,000
Nominating and Governance Committee
Chair	$5,000
Member	$2,500

Cash payments have historically been made in quarterly installments. In November 2016, the Compensation Committee determined to provide directors an option to elect to receive his or her quarterly Board compensation in (i) Quarterly Restricted Stock based on the cash equivalent of the closing price of the Company’s common stock on the last trading day of each quarter, or (ii) Quarterly Stock Options, with an exercise price based on the closing price of the Company’s common stock on the last trading day of each quarter and the number of shares subject to such Quarterly Stock Option shall be determined based on the Black-Scholes valuation. Quarterly Restricted Stock is fully vested and Quarterly Stock Options are fully exercisable at the time of grant. For 2017, one director elected to receive their compensation in the form of Quarterly Restricted Stock and the remainder of the directors elected to receive their compensation in the form of Quarterly Stock Options.

Annual Equity Compensation

On January 3, 2017, each non-employee director received an award of 4,000 shares of restricted stock. The shares vested on the one year anniversary of the date of grant.

2017 Director Compensation Table

DIRECTOR COMPENSATION

Name (2)	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Stock Awards (2) ($)	Total ($)
Dr. Lawrence Howard	—	69,999	12,960	82,959
Dr. Rachel Brem	—	42,499	12,960	55,459
Anthony Ecock	—	49,999	12,960	62,959
Dr. Robert Goodman	—	35,000	12,960	47,960
Steven Rappaport	—	57,501	12,960	70,461
Andrew Sassine	—	—	47,961	47,961
Somu Subramaniam	—	42,501	12,960	55,461
Dr. Elliot Sussman	—	57,501	12,960	70,461

1)	The amounts included in the “Option Awards” column represents the grant date fair value of the stock option awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 6 to our Consolidated financial statements on Form 10K for the fiscal year ended December 31, 2017. Option awards for 2017 include awards to directors in lieu of cash compensaton for 2017.

As of December 31, 2017, the aggregate number of exercisable and unexercised stock options held by each person who was a non-employee director was as follows: Dr. Howard – 48,106; Dr. Brem – 35,556; Mr. Ecock – 38,047; Dr. Goodman – 30,486; Mr. Rappaport –41,820; Mr Sassine—5,358; Mr. Subramaniam – 34,042 and Dr. Sussman – 60,867.

2)	The amounts included in the “Stock Awards” column represents the grant date fair value of the restricted stock awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 6 to our Consolidated financial statements on Form 10K. Shares granted to directors in 2017 vest on the anniversary of the grant date. Stock awards for 2017 includes awards to directors in lieu of cash compensation for 2017.

As of December 31, 2017, the aggregate number of unvested restricted shares held by each person who was a non-employee director was as follows: Dr. Howard – 4,000; Dr. Brem – 4,000; Mr. Ecock – 4,000; Dr. Goodman – 4,000; Mr. Rappaport 4,000; Mr Sassine—4,000; Mr. Subramaniam – 4,000 and Dr. Sussman – 4,000.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide stockholders an understanding of our compensation philosophy, core principles and decision making process for determining compensation for our named executive officers (“NEOs”) for fiscal 2017.

Our NEOs for Fiscal 2017:

Current Officers:

Name	Title
Kenneth Ferry	Chief Executive Officer
Richard Christopher	Executive Vice President, Chief Financial Officer
Stacey Stevens	Executive Vice President, Chief Strategy and Commercial Officer

The following discussion cross-references those specific tabular and narrative disclosures that appear following this subsection where appropriate. You should read this Compensation Discussion and Analysis in conjunction with such tabular and narrative disclosures.

Executive Summary:

2017 Financial and Operational Highlights

In 2017, we remained focused on strategic initiatives for the Company’s key growth drivers.

Key highlights included:

•	Received FDA pre-market approval (PMA) for version 1 of 3D breast tomosynthesis detection software for use with GE in March 2017.

•	Completed development of version 2 of our 3D breast tomosynthesis detection software for use with Hologic, GE, and Siemens breast tomosynthesis.

•	Received 2017 Product of the Year Award from New Hampshire High Technology Council.

•	Received CE mark for version 2 of our 3D breast tomosynthesis detection software in February 2018.

•	Conducted large, successful US clinical reader study for version 2 of our 3D breast tomosynthesis detection software in March 2018.

•	Continued to invest in clinical studies to build long-term data in support of the Xoft System for the treatment of early-stage breast cancer, non-melanoma skin cancer and gynecological cancers.

•	Broadened awareness of the Xoft System’s unique clinical value through medical education at key society events such as ASTRO, ESTRO, AAD and ASBrS.

•	Increased adoption of cancer centers and dermatology practices offering skin eBx for the treatment of non-melanoma skin cancer.

•	Continued to expand adoption and clinical validation of IORT and GYN in the U.S. and key international markets.

“Say on Pay” Outcome and Stockholder Outreach Efforts

In November 2017, we received 62% shareholder support for our Say on Pay proposal. The Board of Directors and management were disappointed not to receive stronger support for our Say on Pay proposal in light of our prior outreach efforts and subsequent actions taken to address key shareholder concerns. We remain committed to engaging with our shareholders to understand investor concerns and preferences regarding our executive compensation program.

As part of our shareholder outreach efforts we engaged with some of our largest shareholders directly on general business and compensation topics. Members of our management, the Compensation Committee Chair and certain members of the Compensation Committee participated in the conversations.

Investors identified the following key concerns:

Identified Stockholder Concern	Actions Taken
No shareholder outreach following 2015 Say on Pay vote result	Have since been proactive in engaging with shareholders

No equity that vests on the basis of performance	March 2018 equity awards to Mr. Ferry, Mr. Christopher and Ms. Stevens, consisted of 50% performance-based restricted stock units based on 2018 corporate revenue growth, and subject to two years of subsequent time-based vesting following achievement of the goals.

Cash bonus performance metrics lack diversity	Cash bonus performance metrics for fiscal year 2018 have been approved and include the following corporate financial targets: EBITDA target—33% Revenue Growth—33% Cash goal – 33%

Single-trigger change-in-control payouts	Employment agreements with our named executive officers provide double trigger provisions for equity vesting on a change of control.

Lack of a compensation clawback policy and stock ownership guidelines	In 2017, our Compensation Committee adopted a clawback policy applicable to our executive officers, and stock ownership guidelines for executive officers and non-employee directors.

Key Compensation Governance Attributes

The following are best practices of our executive compensation program:

What We Do	What We Don’t Do

✓  Consult an independent compensation consultant

✓  Conduct an annual risk assessment of our pay practices

✓  Solicit shareholder input and incorporate feedback into decision-making process

✓  Use a “double-trigger” for accelerated equity vesting upon a change in control for current named executive officers

✓  Clawback policy for executive officers

✓  Stock ownership guidelines for executive officers and non-employee directors

✗   No tax gross-up provisions

✗   No guaranteed salary increases or bonuses

✗   No excessive perquisites to NEOs

✗   No pension plans or other post-employment benefit plans

✗   No severance multipliers in excess of 2x pay

✗   No hedging or pledging of Company stock

✗   No option repricing without stockholder approval, or option backdating

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

How We Determine NEO Compensation

Role of the Compensation Committee. All compensation for our named executive officers is reviewed and recommended to the Board by the Compensation Committee, which is composed only of independent directors. The Compensation Committee is responsible for reviewing the performance and establishing the total compensation of our named executive officers on an annual basis. The Compensation Committee hires an independent consultant to assist in determining compensation levels. The Compensation Committee discusses compensation matters as part of regularly scheduled meetings. The Compensation Committee administers compensation plans for our named executive officers and is responsible for recommending base salary and grants of equity awards under our stock incentive plans to the Board for approval. The Compensation Committee has a formal written charter which is available on our website.

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

During 2017, the Compensation Committee engaged Pearl Meyer & Partners (“Pearl Meyer”), an independent compensation consultant, for general executive compensation support, including but not limited to developing and enhancing our proxy disclosures and continued work on our stock ownership guidelines and clawback policy.

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

For 2017, Pearl Meyer continued to use the same peer group to monitor competitive market pay practices and inform decisions pertaining to our executive compensation program.

Subsequently, in February 2018 in preparation for 2018 executive compensation determinations, Pearl Meyer updated the group of companies with respect to benchmarking executive compensation. The new go-forward peer group consists of the following companies:

Bovie Medical Corporation CAS Medical Systems, Inc. Cogentix Medical, Inc. Digirad Corporation HTG Molecular Diagnostics, Inc. IRIDEX Corporation	LeMaitre Vascular, Inc. Simulations Plus, Inc. Streamline Health Solutions, Inc. Surmodics, Inc. Tandem Diabetes Care, Inc. Veracyte, Inc.

Elements of Executive Compensation

The Compensation Committee establishes a total targeted cash compensation amount for each named executive officer, which included base salary and non-equity incentive compensation, intended to be an incentive for the named executive officers to achieve the targeted financial results for our business and to compensate the named executive officers appropriately if they successfully achieved such performance. The elements of our executive compensation program are designed to deliver both year-to-year and long-term stockholder value increases. A portion of the executives’ compensation is at-risk, and equity-based compensation includes a mix of incentives that vest subject to time or a combination of Company performance and time, tying the executive to both our short-term and long-term success.

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

Fiscal 2017 Compensation Program in Detail

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

The Compensation Committee established the following base salaries for the named executive officers for fiscal 2018 as follows:

Executive	2017 Annualized Base Salary	2018 Annualized Base Salary	Percent Increase
Kenneth Ferry	$455,000	$470,000	3.3%
Richard Christopher (1)	$285,000	$295,000	3.5%
Stacey Stevens	$283,000	$305,000	7.8%

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

The compensation plan provided for the payment to the named executive officers of a percentage payout of the individuals’ respective base salary, which payouts can be earned upon achieving the goals established by the Compensation Committee. The 2017 non-equity incentive compensation targets were based on achieving certain revenue and adjusted EBITDA goals as follows:

Performance Measure:	Revenue	Adjusted EBITDA
Target	$30,300,000	$(2,400,000)
Actual	$28,102,000	$(4,200,000)
Payout Percentage (as percent of target)	85%	0%

For a reconciliation of adjusted EBITDA, please see the Company’s earnings release for the year ended December 31, 2017, filed on Form 8-K on March 23, 2018. Actual and targeted 2017 adjusted EBITDA excludes bonus expense.

Possible payouts could range from 0% to 150% of target bonus. For 2017, the target bonus opportunities were as follows:

Executive	2017 Annualized Base Salary	2017 Target Bonus Percentage (% Salary)	2017 Cash Incentive at Target
Kenneth Ferry	$455,000	55%	$250,250
Richard Christopher	$285,000	40%	$114,000
Stacey Stevens	$283,000	40%	$113,200

Each executive’s target bonus amount is set as a percentage of base salary, with possible payouts ranging from 100% of target to 0% of target. In March 2018, the Board of Directors approved cash payouts of 42.5% of target based on 2017 performance. Bonus opportunities and actual payouts were as follows:

Executive	2017 Target Bonus Percentage (% Salary)	2017 Cash Incentive at Target	Payout Percentage of Target	Cash Value of Payout
Kenneth Ferry	55%	$250,250	42.5%	$106,356
Richard Christopher	40%	$114,000	42.5%	$48,450
Stacey Stevens	40%	$113,200	42.5%	$48,110

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

The terms of these equity awards generally provide time-based vesting provisions and require the recipient remain employed to obtain such awards on the vesting date(s). In the event of a stock dividend, recapitalization, reclassification, split, or a combination of shares of the Company, an appropriate adjustment shall be made by the Company, in the number, kind, and/or option price of the awarded shares to the end that the proportionate interest of the holder will be maintained as before the occurrence of such event. In the event of a merger or consolidation of the Company or other similar corporate changes, provisions may be made by the Board for the assumption or substitution of the awarded shares. See the narrative description below for each of our named executive officer’s arrangements regarding vesting on a change of control.

The Compensation Committee does not currently have a policy for the automatic awarding of equity awards to the named executive officers or our other employees. Grants are made periodically, based on individual performance, and other criteria deemed relevant by the Compensation Committee and approved by the Board at the time awards are made.

Actual Payout of 2016 Performance-Based Restricted Stock Unit Awards

The performance-based restricted stock units (“PSUs”) granted in late 2016 were based on 2017 corporate revenue growth. The awards provided no payout for below-target performance, but provided for up to a 167% payout for outperformance (with linear interpolation between target and maximum) as follows:

Performance Measure: 2017 Corporate Revenue	Performance	Payout Percentage (of Target)
Threshold	<10%	0%
Target	10%	100%
Maximum	30%	167%

Our adjusted revenue growth in 2017, after taking into account adjustments for the sale of our MRI products and related assets, was 15%, which corresponded to a payout of 116.7%. Individual award payouts were as follows:

Executive	Target Number of PSUs	Payout Percentage of Target	Actual Payout of Shares Earned
Kenneth Ferry	75,000	116.7%	87,500
Richard Christopher	50,000	116.7%	58,333
Stacey Stevens	37,500	116.7%	43,750

The awards were issued on March 30, 2018. One-third of the awards vested upon issuance, and the remaining two-thirds of the awards vest in equal installments on the first and second anniversaries of the date of issuance.

2018 Equity Awards.

On March 22, 2018 the Compensation Committee recommended for approval to the Board, and the Board approved equity awards to Mr. Ferry, Mr. Christopher and Ms. Stevens. The awards to each of these NEOs were granted in the form of equity as follows:

•	50% in time-based restricted stock, which vest in three equal installments on each of the first three anniversaries of the grant date.

•	50% in performance-based restricted stock units (“PSUs”), which will be earned based on 2018 corporate revenue growth. If the Company fails to meet the performance threshold, all of the PSUs will be forfeited. The award can be earned up to 167% of target for performance between threshold and maximum. Upon certification by the Compensation Committee of achievement of the performance metrics for 2018, One-third of earned shares will vest. The remaining two thirds will vest in equal annual installments on the first and second anniversaries of the date of performance certification by the Compensation Committee.

Executive	Grant Date	Number of Time- Based Restricted Shares	Number of Performance-Based PSUs
Kenneth Ferry	3/22/18	60,000	60,000
Richard Christopher	3/22/18	25,000	25,000
Stacey Stevens	3/22/18	27,500	27,500

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

Compensation Policies and Practices

Clawback Policy

Under our clawback policy, if our Board determines that an executive officer engaged in intentional misconduct leading to a material financial reporting restatement or intentional misconduct leading to erroneous performance information and calculations, then the Board may review all performance-based compensation awarded to or earned by that officer on the basis of performance during the fiscal periods materially affected. If, in the view of our Board, the performance-based compensation would have been lower if not for the intentional misconduct, then the Board may, to the extent permitted by applicable law, seek recoupment from that officer of any performance-based compensation exceeding the amount that would have been paid had financial results been correctly stated or calculated, as determined by the Board.

Stock Ownership Guidelines for Executive Officers

Our Board believes that our officers should hold a meaningful financial stake in the Company in order to further align their interests with those of our stockholders. In July 2017, we adopted stock ownership guidelines for our executive officers. Our CEO is expected to own a minimum of 300,000 shares and other executive officers are expected to own a minimum of 100,000 shares, within five years of employment, the date of becoming an executive officer, or five years from the adoption of the guideline, whichever is latest. Only shares owned outright are credited toward the ownership goals.

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

Mr. Kenneth Ferry, our Chief Executive Officer.

On December 22, 2016, we entered into a new employment agreement with Mr. Ferry. This agreement replaced and superseded the previous employment agreement entered into between us and Mr. Ferry on September 25, 2012. Mr. Ferry’s employment agreement provides for his continued employment as the Company’s Chief Executive Officer for an initial term through December 31, 2018, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $455,000. On March 22, 2018 the Compensation Committee recommended and the board approved an annual base salary of $470,000. The agreement also provides for his eligibility to receive, during each employment year during the term of the Agreement, a target annual incentive bonus of 55% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee. Mr. Ferry is also eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.

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

On October 18, 2016, the Company’s Board, upon the recommendation and approval of the Compensation Committee granted Mr. Ferry 75,000 time-based restricted shares, and 75,000 PSUs subject to subsequent time-based vesting, if deemed earned. In accordance with the PSU based upon 2017 adjusted revenue growth, the Board deemed that 87,500 shares were earned, with one third vesting on March 30, 2018, and the remainder vesting on the first and second anniversary of the issuance date.

On March 22, 2018, the Company’s Board, upon the recommendation and approval of the Compensation Committee granted Mr. Ferry 60,000 time-based restricted shares, and 60,000 PSUs subject to subsequent time-based vesting, if deemed earned.

Mr. Richard Christopher, our Executive Vice President, Chief Financial Officer

On November 4, 2016, we entered into a new employment agreement, effective December 5, 2016 with Mr. Christopher. Mr. Christopher’s employment agreement provides for his employment for an initial term ending December 31, 2019, subject to automatic one-year renewals after the expiration of the initial term under certain conditions, at an annual base salary of $285,000 with such increases as determined by the Board. On March 22, 2018 the Compensation Committee recommended and the board approved an annual base salary of $295,000. Mr. Christopher is also entitled to customary benefits, including participation in employee benefit plans as well as a monthly automobile allowance. Mr. Christopher’s employment agreement also provides for his eligibility to receive, during each year during the term of the agreement, a target annual incentive bonus of 40% of his base salary if we achieve goals and objectives determined by the Board. Mr. Christopher will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to him by the Board.

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

On December 5, 2016, the Company’s Board, upon the recommendation and approval of the Compensation Committee granted Mr. Christopher 50,000 time-based restricted shares, and 50,000 PSUs subject to subsequent time-based vesting, if deemed earned. In accordance with the PSU based upon 2017 adjusted revenue growth, the Board deemed that 58,333 shares were earned, with one third vesting on March 30, 2018, and the remainder vesting on the first and second anniversary of the issuance date.

On March 22, 2018, the Company’s Board, upon the recommendation and approval of the Compensation Committee granted Mr. Christopher 25,000 time-based restricted shares, and 25,000 PSUs subject to subsequent time-based vesting, if deemed earned.

Ms. Stacey Stevens, our Executive Vice President, Chief Strategy and Commercial Officer

On June 25, 2008, we entered into a new employment agreement, with Ms. Stevens, which provides for her employment for an initial term thru December 31, 2011, with automatic one-year renewals after the expiration of the initial term under certain conditions. Ms. Stevens is also entitled to customary benefits, including participation in employee benefit plans as well as a monthly automobile allowance. Ms. Stevens’ employment agreement also provides for her eligibility to receive, during each year during the term of the agreement, a target annual incentive bonus of 40% of her base salary if we achieve goals and objectives determined by the Board. Ms. Stevens will also be eligible to receive such other cash bonuses and such other compensation as may from time to time be awarded to her by the Board.

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

On February 5, 2015, the Board, upon the recommendation and approval of the Compensation Committee, increased Ms. Stevens’ annual base salary to $283,000 effective March 1, 2015. On March 22, 2018 the Compensation Committee recommended and the board approved an annual base salary of $305,000.

On October 18, 2016, the Company’s Board, upon the recommendation and approval of the Compensation Committee granted Ms. Stevens 37,500 time-based restricted shares, and 37,500 PSUs subject to subsequent time-based vesting, if deemed earned. In accordance with the PSU based upon 2017 adjusted revenue growth, the Board deemed that 43,750 shares were earned, with one third vesting on March 30, 2018, and the remainder vesting on the first and second anniversary of the issuance date.

On March 22, 2018, the Company’s Board, upon the recommendation and approval of the Compensation Committee granted Ms. Stevens 27,500 time-based restricted shares, and 27,500 PSUs subject to subsequent time-based vesting, if deemed earned.

Summary Compensation Table

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to our named executive officers for all services rendered in all capacities to us during the fiscal years noted below.

SUMMARY COMPENSATION TABLE

		Salary	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Name and Principal Position	Year	$	$	$	$	$	$
Kenneth Ferry
Chief Executive Officer	2017	455,000	269,500	—	106,356	72,784	903,640
	2016	455,000	346,500	—	225,225	64,087	1,090,812
	2015	451,540	720,000	168,144	175,175	64,972	1,579,831
Richard Christopher
Chief Financial Officer	2017	285,000	179,666	—	48,250	31,977	544,893
	2016	16,442	175,000	—	7,892	1,246	200,580
Stacey Stevens
Executive Vice President of Strategy, Sales and Marketing	2017	283,000	134,750	—	48,110	32,400	498,260
	2016	283,000	173,250	—	101,800	29,030	587,080
	2015	280,750	225,000	105,090	79,240	26,412	716,492

(1)	The amounts included in the “Stock Awards” column represent the grant date fair value of the restricted stock awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

(2)	The amounts included in the “Option Awards” column represent the grant date fair value of the stock option awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
(3)	For fiscal 2017, the 2017 performance target for was based on 50% of the Company’s achievement of the Revenue Goal of $30.3 million, and 50% of the Company’s achievement of the adjusted EBITDA loss goal of ($2.4) million, as established by the Compensation Committee and approved by the Board. The Company’s actual revenue was $28.1 million and adjusted EBITDA loss was $(4.2) million before bonus expense. As a result, the Compensation Committee approved a cash incentive bonus of 42.5% of the respective executive’s target which reflected 85% of the revenue goal and no achievement of the adjusted EBITDA goal. For a reconciliation of adjusted EBITDA, please see the Company’s earnings release for the year ended December 31, 2017 filed on Form 8-K on March 23, 2018.
(4)	The “All Other Compensation” column for the fiscal year ended December 31, 2016 includes the following compensation items:

(i) Mr. Ferry, an automobile allowance of $26,400, a housing allowance of $25,200, life insurance premiums of $10,384 paid by the Company, and employer contributions to the 401(k) Retirement Plan of $10,800;

(ii) Mr. Christopher, an automobile allowance of $21,600 and employer contributions to the 401(k) Retirement Plan of $10,377;

(iii) Ms. Stevens, an automobile allowance of $21,600 and employer contributions to the 401(k) Retirement Plan of $10,800;

Grants of Plan-Based Awards in Fiscal Year Ended December 31, 2017

The following table sets forth information regarding grants of plan-based awards to our named and former executive officers during the fiscal year ended December 31, 2017.

Name	Grant Date	Exercise Price	Estimated Possible Payouts			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Underlying Options	Grant Date Fair Value of Stock and Option Awards (2)
			Under Non-Equity Incentive
			Plan Awards
			Threshold	Target	Maximum
			($)	($)(1)	($)	(#)	(#)
Kenneth Ferry		—	—	106,356	—	87,500	—	$269,500
Richard Christopher		—	—	48,450	—	58,333	—	179,666
Stacey Stevens		—	—	48,110	—	43,750	—	134,750

(1)	For fiscal 2017, the 2017 performance target for was based on 50% of the Company’s achievement of the Revenue Goal of $30.3 million, and 50% of the Company’s achievement of the adjusted EBITDA loss goal of ($2.4) million, as established by the Compensation Committee and approved by the Board. The Company’s actual revenue was $28.1 million and adjusted EBITDA was $4.2 million before bonus expense. As a result, the Compensation Committee approved a cash incentive bonus of 42.5% of the respective executive’s target which reflected 85% of the revenue goal and no achievement of the adjusted EBITDA goal. For the year ended December 31, 2017, Messrs. Ferry and Christopher, and Ms. Stevens received cash incentive bonuses with a value of $106,356, $48,450, and $48,110, respectively, pursuant to their employment agreements, as disclosed in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table”

(2)	Represents the grant date fair value computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The grant date fair value for the performance-based restricted stock awards was calculated based upon the aggregate compensation cost to be recognized over the service period determined under ASC Topic 718, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at December 31, 2017

The following table sets forth information regarding unexercised options and unvested stock awards outstanding at December 31, 2017 for each of our named and former executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Kenneth Ferry	60,000	—		5.75	3/29/2021	26,666	91,731
	60,000	—		5.10	7/8/2021	50,000	172,000
	40,000	—		2.90	2/7/2022	87,500	301,000
	200,000	—		2.27	9/25/2022
	60,000	—		6.68	6/19/2024
	26,667	13,333	(1)	9.00	2/5/2025
Stacey Stevens	10,000	—		5.10	7/8/2021	8,333	28,666
	6,667	—		2.90	2/7/2022	25,000	86,000
	40,000	—		2.27	9/25/2022	43,750	150,500
	20,000	—		6.68	6/19/2024
	16,667	8,333	(1)	9.00	2/5/2025
Richard Christopher						33,333	114,666
						58,333	200,666

(1)	This option vests in three equal annual installments with the first installment vesting on February 5, 2016.
(2)	Represents outstanding and unvested awards of time-vested restricted stock at December 31, 2017. All unvested restricted stock awards set forth in this column vest in three equal annual installments with the first installment vesting on the first anniversary of the date of grant.
(3)	Calculated by multiplying the closing price per share of the Company’s Common Stock on December 31, 2017, $3.44, by the number of shares subject to the award.

Option Exercises and Stock Vested in Fiscal Year Ended December 31, 2017

The following table provides information about the value realized by the named executive officers upon the exercise of option awards and the vesting of stock awards during the fiscal year ended December 31, 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Kenneth Ferry	—	$—	71,667	$295,885
Richard Christopher	—	—	16,667	58,668
Stacey Stevens	—	—	27,499	115,721

(1)	The value realized is calculated by determining the difference between the market price of the underlying Common Stock at exercise and the exercise price of the respective option awards.
(2)	The value realized on the vesting of stock awards is calculated by multiplying the number of shares of Common Stock vested by the market value of the Common Stock on the vesting date of the respective awards.

Potential Payments upon Termination or Change in Control

In the event a named executive officers’ employment is terminated within twelve months (for Mr. Ferry), six months (for Mr. Christopher) or three months (for Ms. Stevens) following a change in control by the Company without cause or by the executive for good reason (for Mr. Ferry or Mr. Christopher), then we will pay to the executive as severance pay an amount equal to (a) his or her base salary as then in effect for a period of two years (for Mr. Ferry), eighteen months (for Mr. Christopher and Ms. Stevens), as applicable from the date of termination, an amount equal to the incentive bonus which would otherwise been payable for the employment year in which the date of termination occurs.

If within twelve months (for Mr. Ferry), six months (for Mr. Christopher) or three months (for Ms. Stevens) after the occurrence of a change in control, we terminate the executive’s employment without cause or the executive terminates his employment for good reason (for Mr. Ferry and Mr. Christopher), then despite the vesting and exercisability schedule contained in any stock option agreement or other equity award agreement between us and the executive, all unvested stock options and other equity awards will immediately vest and become exercisable and will remain exercisable for not less than 180 days.

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

The following table quantifies the estimated maximum amount of payments and benefits under our change in control agreements, employment agreements and agreements relating to awards granted under our equity incentive and stock option plans to which the named executive officers would be entitled upon termination of employment if we terminated their employment without cause within twelve months for Mr. Ferry, six months for Mr. Christopher, or three months for Ms. Stevens following a “change in control” of us that (by assumption) occurred on December 31, 2017:

Name	Present Value of Salary ($)		Value of Accelerated Vesting of Equity Awards (1) ($)		Total Termination Benefits (2) ($)
Kenneth Ferry	1,016,356	(3)	521,734	(4)	1,538,090
Richard Christopher	475,950	(5)	286,669	(6)	762,619
Stacey Stevens	472,610	(7)	243,669	(8)	716,279

(1)	This amount represents the value of the unvested portion of the respective named executive officer’s stock options, restricted stock and restricted stock units based upon a closing price of $3.44 of our common stock on December 31, 2017.

(2)	Assuming a change in control as of December 31, 2017, no amount would be payable to either Mr. Ferry or Ms. Stevens under their respective change in control agreements because the market value of the Company (based on the number of shares outstanding multiplied by the closing price of $3.44 of our common stock) as of such date was less than $100 million.
(3)	Amount is equal to twenty-four months of base salary, plus Mr. Ferry’s 2017 incentive bonus.
(4)	Represents the value of 76,666 shares of restricted stock and 75,000 performance share units. The value of the accelerated vesting of Mr. Ferry’s unvested stock options is not included in this amount because the exercise price of the stock options exceeds the value of our common stock as of December 31, 2017.
(5)	Amount is equal to eighteen months of base salary, plus Mr. Christopher’s 2017 incentive bonus.
(6)	Represents the value of 33,333 shares of restricted stock and 50,000 performance share units.
(7)	Amount is equal to eighteen months of base salary, plus Ms. Stevens’ 2017 incentive bonus.
(8)	Represents the value of 33,333 shares of restricted stock and 37,500 performance share units. The value of the accelerated vesting of Ms. Stevens’ unvested stock options is not included in this amount because the exercise price of the stock options exceeds the value of our common stock as of December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 21st 2018 by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our named executive officers, (iii) each of our directors and director nominees; and (iv) all current executive officers and directors as a group. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 98 Spit Brook Road, Suite 100, Nashua, New Hampshire 03062.

Title of Class	Name of Beneficial Owner	Beneficially Owned (1) (2)		Percentage of Class
Common	Dr. Lawrence Howard	622,898	(3)	3.7%
Common	Kenneth Ferry	773,303	(4)	4.5%
Common	Dr. Rachel Brem	64,432	(5)	*
Common	Anthony Ecock	64,040	(6)	*
Common	Dr. Robert Goodman	46,740	(7)	*
Common	Steven Rappaport	129,665	(8)	*
Common	Andrew Sassine	1,270,913	(9)	7.6%
Common	Somu Subramaniam	170,193	(10)	*
Common	Dr. Elliot Sussman	161,560	(11)	*
Common	Richard Christopher	25,541	(12)	*
Common	Stacey Stevens	213,422	(13)	*
Common	Harbert Discovery Fund, L.P.	994,998	(14)	6.0%
Common	All current executive officers and	3,542,705	(15)	20.2%
	directors as a group (11 persons)

*	Less than one percent
(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 21, 2018, upon (i) the exercise of options; (ii) vesting of restricted stock; (iii) warrants or rights; (iv) through the conversion of a security; (v) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (vi) pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 21, 2018, have been exercised.
(2)	Unless otherwise noted, we believe that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.
(3)	Includes exercisable options to purchase 56,315 shares of common stock. Also includes (i) 492,983 shares of common stock held by Dr. Howard, (ii) 2,300 shares beneficially owned by Dr. Howard’s wife and (iii) 75,300 shares beneficially owned by Dr. Howard’s children.
(4)	Includes exercisable options to purchase 460,000 shares of common stock. Also includes 313,303 shares of common stock held by Mr. Ferry.
(5)	Includes exercisable options to purchase 38,851 shares of common stock. Also includes 25,581 shares of common stock held by Dr. Brem.
(6)	Includes exercisable options to purchase 42,682 shares of common stock. Also includes 21,358 shares of common stock held by Mr. Ecock.
(7)	Includes exercisable options to purchase 36,740 shares of common stock. Also includes 10,000 shares of common stock held by Dr. Goodman.

(8)	Includes exercisable options to purchase 47,795 shares of common stock. Also includes 81,870 shares of common stock held by Mr. Rappaport.
(9)	Includes exercisable options to purchase 5,358 shares of common stock Also includes 1,265,555 shares of common stock held by Mr. Sassine.
(10)	Includes exercisable options to purchase 19,673 shares of common stock. Also includes 150,520 shares of common stock held by Mr. Subramanian.
(11)	Includes exercisable options to purchase 64,752 shares of common stock. Also includes 96,808 shares of common stock held by Dr. Sussman.
(12)	Includes 25,541 shares of common stock held by Mr. Christopher.
(13)	Includes exercisable options to purchase 101,667 shares of common stock Also includes 111,755 shares of common stock held by Ms. Stevens.
(14)	Based solely on a Schedule 13G filed on June 15, 2017 by Harbert Discovery Fund, LP, . Harbert Discovery Fund, GP , LLC., Harbert Fund Advisors, Harbert Management Corporation, Jack Bryant, Kenan Lucas and Raymond Harbert. These seven parties share voting power and dispositive power over 994,998 shares of common stock. The address of Harbert Management Corporation is 2100 Third Avenue North, Suite 600, Birmingham, Alabama 35203.
(15)	Represents: (i) options to purchase 877,833 shares of common stock, which may be exercised within 60 days of the Record Date, and (ii) 327,833 shares of unvested restricted stock as to which the beneficial owner has the right to vote and receive dividends, if any are paid.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2017.

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	1,465,115	$5.03	1,037,877
Equity compensation plans not approved by security holders (1):	0	$0.00	-0-
Total	1,465,115	$5.05	1,037,877

(1)	Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with non-plan option holders. See Note 6 of Notes to our consolidated financial statements for a description of our Stock Option and Stock Incentive Plans and certain information regarding the terms of the non-plan options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Aggregate fees for professional services rendered for the Company by BDO, its independent registered public accounting firm, as of or for the fiscal years ended December 31, 2017 and 2016 were:

	Fiscal Year Ended
Services Rendered (1)	December 31, 2017	December 31, 2016
Audit Fees	$343,269	$347,288
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$343,269	$347,288

1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

Audit Fees. Audit fees for the fiscal years ended December 31, 2017 and 2016 were for professional services rendered for the audits of our financial statements, quarterly reviews, issuance of consents, and assistance with review of documents filed with the SEC.

Audit-Related Fees. There were no amounts paid to BDO for audit related fees for the fiscal years ended December 31, 2017 and 2016 because no audit related services were provided by BDO.

Tax and all Other Fees. No tax fees or other fees were paid to BDO for the fiscal years ended December 31, 2017 and 2016 because no tax related or other services were provided by BDO, except for the audit services described above.

The Audit Committee has considered and determined that the services provided by BDO are compatible with BDO maintaining its independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

2(a)	Plan and Agreement of Merger dated February 15, 2002, by and among the Registrant, ISSI Acquisition Corp. and Intelligent Systems Software, Inc., Maha Sallam, Kevin Woods and W. Kip Speyer. [incorporated by reference to Annex A of the Company’s proxy statement/prospectus dated May 24, 2002 contained in the Registrant’s Registration Statement on Form S-4, File No. 333-86454].

2(b)	Amended and Restated Plan and Agreement of Merger dated as of December 15, 2003 among the Registrant, Qualia Computing, Inc., Qualia Acquisition Corp., Steven K. Rogers, Thomas E. Shoup and James Corbett [incorporated by reference to Exhibit 2(a) to the Registrant’s Current Report on Form 8-K for the event dated December 31, 2003].

2(c)	Asset Purchase Agreement as of dated June 20, 2008 between the Registrant and 3TP LLC dba CAD Sciences [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 18, 2008]. **

2(d)	Agreement and Plan of Merger dated December 15, 2010 by and among the Registrant, XAC, Inc., Xoft, Inc. and Jeffrey Bird as representative of the Xoft, Inc.’s stockholders [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated December 30, 2010]. **

2(e)	Asset Purchase Agreement by and between iCAD, Inc. and Radion, Inc., dated as of July 15, 2014. [incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014]. **

2(f)	Asset Purchase Agreement by and between iCAD, Inc. and DermEbx, a series of Radion Capital Partners, LLC, dated as of July 15, 2014. [incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014]. **

2(g)	Asset Purchase Agreement by and between iCAD, Inc. and Invivo Corporation. [incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the event dated December 22, 2016]. **

3 (a)	Certificate of Incorporation of the Registrant as amended through June 16, 2015 [incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2015].

3(b)	Amended and Restated By-laws of the Registrant [incorporated by reference to Exhibit 3 (b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2007].

4.1	Form of Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.2	Form of B Warrant issued on January 9, 2012 [incorporated by reference to Exhibit 4.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

4.3	Registration Rights Agreement, dated as of December 29, 2011 [incorporated by reference to Exhibit 4.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(a)	2002 Stock Option Plan [incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4 (File No. 333-86454)].*

10(b)	2004 Stock Incentive Plan [incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004].*

10(c)	Form of Option Agreement under the Registrant’s 2002 Stock Option Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(d)	Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004].*

10(e)	2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form DEF14A filed with the SEC on May 25, 2005].*

10(f)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005].*

10(g)	2016 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016].

10(h)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q for the quarter ended June 30, 2006].

10(i)	Form of Indemnification Agreement with each of the Registrant’s directors and officers [incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2014].

10(j)	Lease Agreement dated December 6, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH [incorporated by reference to Exhibit 10(mm) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006].

10(k)	2007 Stock Incentive Plan, as amended [incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 16, 2009]. *

10(l)	Form of Option Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009]*

10(m)	Form of Restricted Stock Agreement under the Registrant’s 2007 Stock Incentive Plan. [incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009].*

10(n)	Employment Agreement entered into as of September 25, 2012 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 26, 2012] *

10(o)	Employment Agreement entered into as of June 1, 2008 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.8 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(p)	Employment Agreement dated as of June 1, 2008 between the Registrant and Jonathan Go [incorporated by reference to Exhibit 10.9 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008]. *

10(q)	Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].

10(r)	Option Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on April 27, 2011].*

10(s)	Facility Agreement including form of Promissory note, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(t)	Form of Security Agreement by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(u)	Form of Security Agreement by and among Xoft, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited [incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(v)	Revenue Purchase Agreement, dated as of December 29, 2011, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.4 of the Registrant’s report on Form 8-K filed with the SEC on January 3, 2012].

10(w)	Revenue Purchase Termination and Amendment of Facility Agreement, dated as of April 28, 2014, by and among the Company, Deerfield Private Design Fund II, L.P., Deerfield Special Situations Fund, L.P. and Horizon Sante TTNP SARL [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 10-Q filed with the SEC on May 14, 2014].

10(x)	Settlement Agreement, dated as of December 22, 2011, by and among the Company, Carl Zeiss Meditec, AG and Carl Zeiss Meditec,Inc. [incorporated by reference to Exhibit 10(y) to the Registrant’s Report on Form 10-K for the year ended December 31, 2012]

10(y)	Amendment No. 1 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 25, 2013].*

10(z)	Amendment No. 2 to the Employment Agreement dated April 26, 2011 between the Registrant and Kevin C. Burns [incorporated by reference to the Registrant’s report on Form 8-K filed with the SEC on February 11, 2015].*

10(aa)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Ken Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(bb)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Kevin Burns [incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(cc)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Stacey Stevens [incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015].*

10(dd)	Asset Purchase Agreement dated December 16, 2016 between the Registrant and Invivo Corporation [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 22, 2016].

10(ee)	Employment Agreement dated November 4, 2016 between the Registrant and Richard Christopher [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 10, 2016].

10(ff)	First Amendment to Lease dated September 19, 2016 between the Registrant and The Irvine Company [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 21, 2016].

10(gg)	Employment Agreement dated December 22, 2016 between the Registrant and Kenneth Ferry [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 28, 2016].

10(hh)	Amendment No. 1 to Employment Agreement dated as of June 1, 2008 between the Registrant and Stacey M. Stevens [incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on December 28, 2016].

10(ii)	Loan and Security Agreement dated August 7, 2017 by and among Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on August 10, 2017].

10(jj)	2012 Stock Incentive Plan [incorporated by reference to Appendix B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 9, 2012].*

10(kk)	Amendment No. 1 to the 2012 Stock Incentive Plan [incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 2, 2014].*

10(ll)	First Loan Modification Agreement dated March 22, 2018 by and among Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC [incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on March 23, 2018].

21	Subsidiaries

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management compensation plan or arrangement.
**	The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, INC.

Date: April 27, 2018

/s/ Kenneth Ferry	Chief Executive Officer
Kenneth Ferry	Director (Principal Executive Officer)
April 27, 2018

/s/ Richard Christopher	Executive Vice President,
Richard Christopher	Chief Financial Officer and Treasurer
(Principal Financial and Accounting
Officer)
April 27, 2018