Form 10-Q
period 2018-03-31
ICAD INC
filed 2018-05-15
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of the close of business on May 10, 2018 there were 16,662,993 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,662	$9,387
Trade accounts receivable, net of allowance for doubtful accounts of $142 in 2018 and $107 in 2017	7,283	8,599
Inventory, net	2,197	2,123
Prepaid expenses and other current assets	1,158	1,100

Total current assets	19,300	21,209

Property and equipment, net of accumulated depreciation of $5,985 in 2018 and $5,889 in 2017	502	576
Other assets	53	53
Intangible assets, net of accumulated amortization of $7,517 in 2018 and $7,433 in 2017	1,829	1,931
Goodwill	8,362	8,362

Total assets	$30,046	$32,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,540	$1,362
Accrued and other expenses	4,685	4,475
Lease payable – current portion	13	12
Notes payable – current portion	1,190	817
Deferred revenue	5,476	5,404

Total current liabilities	12,904	12,070

Other long-term liabilities	95	119
Lease payable, long-term portion	22	27
Notes payable, long-term portion	4,810	5,119
Deferred revenue, long-term portion	773	506
Deferred tax	6	14

Total liabilities	18,610	17,855

Commitments and Contingencies (Note 5, 6 and 8)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,848,824 in 2018 and 16,711,752 in 2017; outstanding 16,662,993 in 2018 and 16,525,681 in 2017	168	167
Additional paid-in capital	217,722	217,389
Accumulated deficit	(205,039)	(201,865)
Treasury stock at cost, 185,831 shares in 2018 and 2017	(1,415)	(1,415)

Total stockholders’ equity	11,436	14,276

Total liabilities and stockholders’ equity	$30,046	$32,131

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Products	$3,014	$3,131
Service and supplies	3,299	3,660

Total revenue	6,313	6,791
Cost of revenue:
Products	458	420
Service and supplies	1,252	1,384
Amortization and depreciation	105	298

Total cost of revenue	1,815	2,102

Gross profit	4,498	4,689

Operating expenses:
Engineering and product development	3,339	2,574
Marketing and sales	2,166	2,902
General and administrative	2,058	2,034
Amortization and depreciation	83	122
Gain on sale of MRI assets	—	(2,508)

Total operating expenses	7,646	5,124

Loss from operations	(3,148)	(435)
Interest expense	(142)	(5)
Other income	22	—

Other expense, net	(120)	(5)
Loss before income tax expense	(3,268)	(440)

Tax expense	(13)	(17)
Net loss and comprehensive loss	$(3,281)	$(457)

Net loss per share:
Basic	$(0.20)	$(0.03)

Diluted	$(0.20)	$(0.03)

Weighted average number of shares used in computing loss per share:
Basic	16,583	16,135

Diluted	16,583	16,135

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2018	2017
	(in thousands)
Cash flow from operating activities:
Net loss	$(3,281)	$(457)
Adjustments to reconcile net loss to net cash used for by operating activities:
Amortization	92	133
Depreciation	96	287
Bad debt provision	85	37
Inventory obsolesence reserve	(2)	13
Stock-based compensation expense	391	969
Amortization of debt discount and debt costs	64	—
Interest on settlement obligations	—	13
Deferred tax expense	(8)	—
Loss on disposal of assets	12	—
Gain on sale of MRI assets	—	(2,158)
Changes in operating assets and liabilities:
Accounts receivable	1,262	(433)
Inventory	(72)	238
Prepaid and other current assets	59	85
Accounts payable	177	137
Accrued expenses	186	8
Deferred revenue	298	(483)

Total adjustments	2,640	(1,154)

Net cash used for operating activities	(641)	(1,611)

Cash flow from investing activities:
Additions to patents, technology and other	(2)	(2)
Additions to property and equipment	(22)	(253)
Sale of MRI assets	—	2,850

Net cash (used for) provided by investing activities	(24)	2,595

Cash flow from financing activities:
Stock option exercises	—	19
Taxes paid related to restricted stock issuance	(57)	(45)
Principal repayment of debt financing, net	(3)	—

Net cash used for financing activities	(60)	(26)

(Decrease) increase in cash and equivalents	(725)	958
Cash and equivalents, beginning of period	9,387	8,585

Cash and equivalents, end of period	$8,662	$9,543

Supplemental disclosure of cash flow information:
Interest paid	$67	$3

Taxes paid	$23	$29

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2018, the results of operations of the Company for the three month period ended March 31, 2018 and 2017, and cash flows of the Company for the three month period ended March 31, 2018 and 2017. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2018. The results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future period.

Segments

The Company reports the results of two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of our advanced image analysis and workflow products. The Therapy segment consists of our radiation therapy (“Axxent”) products, physics and management services, development fees, supplies, and fees for the AxxentHub software platform.

Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (Topic 606) using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the Company’s assessment of the cumulative effect adjustment upon adoption. The Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

A significant portion of the Company’s revenue continues to be recognized when products are shipped from manufacturing or warehousing facilities. Revenue generated from fixed fee service contracts and source agreements continues to be recognized on a straight-line basis over the term of the agreement. Revenue generated from professional service contracts entered into with customers on a time and material basis is recognized over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract. Components of certain fixed fee service contracts are accounted for as a lease and therefore are outside the scope of Topic 606. See Note 1 for further details.

We recorded a net increase to opening retained earnings of $0.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the deferral of commissions on our long-term service arrangements and warranty periods greater than one year, which previously were expensed as incurred but under the amendments to ASC 340-40 will generally be capitalized and amortized over the period of contract performance or a longer period if renewals are expected and the renewal commission is not commensurate with the initial commission.

The cumulative effect of the changes made to the Company’s consolidated balance sheet for the adoption of Topic 606 were as follows (in thousands):

Selected Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Balance at January 1, 2018
Assets
Prepaid expenses and other current assets	$1,100	$147	$1,247

Liabilities
Deferred revenue	—	409	409
Contract liabilities	5,910	(370)	5,540

Stockholders’ equity
Accumulated deficit	(201,865)	108	(201,973)

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

In accordance with the requirements of the new standard, the disclosure of the impact of the adoption on our consolidated balance sheet and statement of operations was as follows (in thousands):

	As of March 31, 2018
Selected Balance Sheet	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase (Decrease)
Assets
Prepaid expenses and other current assets	$1,158	$996	$(162)

Liabilities
Accrued expenses	4,685	4,685	—
Deferred revenue	352	352	—
Contract liabilities	5,896	5,879	(17)
Deferred tax	6	6	—

Stockholders’ equity
Accumulated deficit	(205,039)	(205,184)	(145)

The impact to revenues for the quarter ended March 31, 2018 was a decrease of $17,000 as a result of applying Topic 606.

	Three months ended March 31, 2018
Selected Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase (Decrease)
Revenue
Products	$3,014	$3,025	$11
Service and supplies	3,299	3,271	(28)

Cost of revenue
Products	458	458	—
Service and supplies	1,252	1,252	—

Operating expenses
Marketing and sales	2,166	2,328	162
Interest expense	(142)	(142)	—
Other income	22	22	—
Tax benefit (expense)	(13)	(13)	—
Net loss	(3,281)	(3,460)	(179)

Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customer which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

1)	Identify the contract(s) with a customer – A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company’s contracts are typically in the form of a purchase order. For certain large customers, the Company may also enter master service agreements which although include the terms under which the parties will enter into contracts do not require any minimum purchases and therefore, do not represent contracts until coupled with a purchase order. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract – Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation. The Company’s contracts typically do not include options that would result in a material right. If options to purchase additional goods or services are included in customer contracts, the Company evaluates the option in order to determine if the Company’s arrangement include promises that may represent a material right and needs to be accounted for as a performance obligation in the contract with the customer. The Company did not note any significant provisions within its typical contracts that would create a material right.

3)	Determine the transaction price – The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration; the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

4)	Allocate the transaction price to the performance obligations in the contract – If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when (or as) the Company satisfies a performance obligation – The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

The Company recognizes revenue from its contracts with customers primarily from the sale of products and from the sale of services and supplies. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For product revenue, control has transferred upon shipment provided title and risk of loss have passed to the customer. Services and supplies are considered to be transferred as the services are performed or over the term of the service or supply agreement. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The Company’s hardware is generally highly dependent on, and interrelated with, the underlying software and the software is considered essential to the functionality of the product. In these cases, the hardware and software license are accounted for as a single performance obligation and revenue is recognized at the point in time when ownership is transferred to the customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of revenue.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

Disaggregation of Revenue

The following tables presents our revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel, reconciled to our reportable segments (in thousands).

	Three months ended March 31, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,489	$1,068	$3,557
Service contracts	1,327	362	1,689
Supply and source usage agreements	—	529	529
Professional services	—	144	144
Other	54	199	253

	$3,870	$2,302	$6,172

Timing of Revenue Recognition
Goods transferred at a point in time	$2,489	$1,271	$3,760
Services transferred over time	1,381	1,031	2,412

	$3,870	$2,302	$6,172

Sales Channels
Direct sales force	$1,726	$2,041	$3,767
OEM partners	2,144	—	2,144
Channel partners	—	261	261

	$3,870	$2,302	$6,172

Total Revenue
Revenue from contracts with customers	$3,870	$2,302	$6,172
Revenue from lease components	141	—	141

	$4,011	$2,302	$6,313

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

	Three months ended March 31, 2017(1)
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,667	$1,156	$3,823
Service contracts	1,476	416	1,892
Supply and source usage agreements	—	469	469
Professional services	—	53	53
Other	199	208	407

	$4,342	$2,302	$6,644

Timing of Revenue Recognition
Goods transferred at a point in time	2,667	1,143	$3,810
Services transferred over time	1,675	1,159	2,834

	$4,342	$2,302	$6,644

Sales Channels
Direct sales force	$2,137	$2,141	$4,278
OEM partners	2,205	—	2,205
Channel partners	—	161	161

	$4,342	$2,302	$6,644

Total Revenue
Revenue from contracts with customers	$4,342	$2,302	$6,644
Revenue from lease components	147	—	147

	$4,489	$2,302	$6,791

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Products. Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators, cancer therapy disposable applicators and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

Service Contracts. The Company sells service contracts in which the Company provides professional services including product installations, maintenance, training, and service repairs, and in certain cases leases equipment, to hospitals, imaging centers, radiological practices, and radiation oncologists and treatment centers. As lease contracts are not within the scope of Topic 606, the Company accounts for the lease components of these arrangements in accordance with ASC 840 “Leases” and the remaining consideration is

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

allocated to the other performance obligations identified in accordance with Topic 606. The consideration allocated to the lease component is recognized as lease revenue on a straight-line basis over the specified term of the agreement. Revenue for the non-lease components, such as service contracts, is recognized on a straight-line basis over the term of the agreement. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement

Supply and Source Usage Agreements. Revenue from supply and source usage agreements is recognized on a straight-line basis over the term of the supply or source agreement.

Professional Services. Revenue from fixed fee service contracts is recognized on a straight-line basis over the term of the agreement. Revenue from professional service contracts entered into with customers on a time and materials basis is recognized over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract.

Other. Other revenue consists primarily of miscellaneous products and services. The Company transfers control and recognizes a sale when the installation services are performed or when the Company ships the product from our manufacturing or warehouse facility to the customer.

Significant Judgments

The Company’s contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For arrangements with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the prices charged to customers and uses a range of amounts to estimate standalone selling prices when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative standalone selling prices of the various products and services. The Company typically has more than one range of standalone selling prices for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the type of customer and geographic region in determining the range of standalone selling prices.

The Company may provide credits or incentives to customers, which are accounted for as variable consideration when estimating the transaction price of the contract and amounts of revenue to recognize. The amount of variable consideration to include in the transaction price is estimated at contract inception using either the estimated value method or the most likely amount method based on the nature of the variable consideration. These estimates are updated at the end of each reporting period as additional information becomes available and revenue is recognized only to the extent that it is probable that a significant reversal of any amounts of variable consideration included in the transaction price will not occur. The Company provides for estimated warranty costs on original product warranties at the time of sale.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

Contract Balances

Contract liabilities are a component of deferred revenue, and Contract Assets are a component of Prepaid and other current assets. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands).

Balance at March 31, 2018
Receivables, which are included in ‘Trade accounts receivable’	$7,187
Contract assets, which are included in “Prepaid and other current assets”	35
Contract liabilities, which is included in “Deferred revenue”	5,896

Timing of revenue recognition may differ from timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to receipt of cash payments and the Company has the unconditional right to such consideration, or unearned revenue when cash payments are received or due in advance of performance. For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual service period.

The opening balance of accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $8.5 million as of January 1, 2018. As of March 31, 2018, accounts receivable, net of allowance for doubtful accounts, was $7.2 million.

The Company will record a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company has classified the contract asset balance as a component of prepaid expenses and other current assets as of January 1, 2018 and March 31, 2018. The opening balance of contract assets was $166,000 as of January 1, 2018. As of March 31, 2018, the contract asset balance was $35,000.

Deferred revenue from contracts with customers is primarily composed of fees related to long-term service arrangements, which are generally billed in advance. Deferred revenue also includes payments for installation and training that has not yet completed and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. Deferred revenue from contracts with customers is included in deferred revenue in the consolidated balance sheets. Deferred revenue on the consolidated balance sheet also includes $369,000 and $352,000 at December 31, 2017 and March 31, 2018, respectively of amounts associated with service contracts accounted for under Topic 840. The balance of deferred revenue at December 31, 2017 and March 31, 2018 is as follows:

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

December 31, 2017	Contract liabilities	Lease revenue	Total
Short term	$5,044	$360	$5,404
Long term	497	9	506

Total	$5,541	$369	$5,910

March 31, 2018	Contract liabilities	Lease revenue	Total
Short term	$5,139	$336	$5,475
Long term	757	16	773

Total	$5,896	$352	$6,248

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Three Months Ended March 31, 2018
Balance at beginning of period	$5,541
Adoption adjustment	39
Deferral of revenue	2,668
Recognition of deferred revenue	(2,352)

Balance at end of period	$5,896

We expect to recognize approximately $4.8 million of the deferred amount in 2018, $0.8 million in 2019, and $0.3 million thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions programs meet the requirements to be capitalized. The opening balance of capitalized costs to obtain a contract was $117,000 as of January 1, 2018. As of March 31, 2018, the balance of capitalized costs to obtain a contract was $162,000. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of January 1, 2018 and March 31, 2018.

Changes in the balance of capitalized costs to obtain a contract were as follows (in thousands):

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

Three Months Ended March 31, 2018
Balance at beginning of period	$117
Deferral of costs to obtain a contract	84
Recognition of costs to obtain a contract	(39)

Balance at end of period	$162

Practical Expedients and Exemptions

The Company has elected to make the following accounting policy elections through the adoption of the following practical expedients:

Right to Invoice

Where applicable, the Company will recognize revenue from a contract with a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date and the amount to which the entity has a right to invoice.

Sales and Other Similar Taxes

The Company will exclude sales taxes and similar taxes from the measurement of transaction price and will ensure that it complies with the disclosure requirements of ASC 235-10-50-1 through 50-6.

Significant Financing Component

The Company will not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Cost to Obtain a Contract

The Company will recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less and there are no renewal periods on which the Company does not pay commissions that are not commensurate with those originally paid.

Promised Goods or Services that are Immaterial in the Context of a Contract

The Company has elected to assess promised goods or services as performance obligations that are deemed to be immaterial in the context of a contract. As such, the Company will not aggregate and assess immaterial items at the entity level. That is, when determining whether a good or service is immaterial in the context of a contract, the assessment will be made based on the application of ASC 606 at the contract level.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,281)	$(457)

Shares used in the calculation of basic and diluted net loss per share	16,583	16,135
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of net loss per share	16,583	16,135

Net loss per share – basic and diluted	$(0.20)	$(0.03)

The shares of the Company’s common stock issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

	Period Ended March 31,
	2018	2017
Stock options	1,378,258	1,440,291
Restricted stock	580,880	442,817

Stock options and restricted stock	1,959,138	1,883,108

Note 3 – Sale of MRI Assets

In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation. In accordance with the agreement, the Company sold to Invivo all right, title and interest to certain intellectual property relating to the Company’s VersaVue Software and DynaCAD product and related assets for $3.2 million. The Company closed the transaction on January 30, 2017 less a holdback reserve of $350,000 for a net of approximately $2.9 million. The holdback reserve of $350,000 has been recorded as an asset in prepaid and other current assets and will be paid to the Company within eighteen months from the closing date, less any amounts, if any, due and payable or reserved under the indemnification provisions in the Asset Purchase agreement.

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

March 31, 2018

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

Note 4 – Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records an allowance for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. Inventories consisted of the following (in thousands), which includes an inventory reserve of approximately $1.2 million as of March 31, 2018 and December 31, 2017, respectively.

	as of March 31, 2018	as of December 31, 2017
Raw materials	$993	$992
Work in process	133	63
Finished Goods	1,071	1,068

Inventory	$2,197	$2,123

Note 5 – Debt financing

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

March 31, 2018

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

If the Revolving Loans are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to two percent (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loans prior to the maturity date, then the Company will pay to the Bank an amount equal to 1.0%-3.0% of the Term Loans, depending on when such Term Loans are repaid. In addition, the amended agreement specifies a final payment of 8% of the Term Loan, which was increased from 6% under the Loan Agreement. The Company is accruing the final payment as interest expense. As of March 31, 2018, the accrued final payment is approximately $66,000 and is a component of the outstanding loan balance. The Loan Agreement requires the Company to maintain minimum detection revenues during the trailing six month period ending on the last day of each calendar quarter as follows: March 31, 2018 –$8.622 million; June 30, 2018 – $8.373 million; September 30, 2018 – $8.648 million and December 31, 2018 – $9.517 million. The Loan Agreement requires the Company to maintain adjusted EBITDA during the trailing six month period ending on the last day of each calendar quarter as follows: March 31, 2018 – $(4.5 million); June 30, 2018 – $(3.75 million); September 30, 2018 – $(1 million) and December 31, 2018 – $1.00. As of March 31, 2018 the Company is in compliance with the covenants in the Loan Agreement.

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

March 31, 2018

In connection with the Loan Agreement, the Company incurred approximately $74,000 of closing costs. In accordance with ASU 2015-03 the closing costs have been deducted from the carrying value of the debt and will be amortized over the expected term of 36 months.

The current repayment schedule for the term loan is based on repayment beginning on September 1, 2018. If the Adjusted EBITDA Event occurs, the Company could elect to defer repayment until October 2019. The carrying value of the Term Loan (net of debt issuance costs) as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018	December 31, 2017
Principal Amount of Term Loan	$6,000	$6,000
Unamortized closing costs	(66)	(64)
Accrued Final Payment	66	—

Carrying amount of Term Loan	6,000	5,936

Less current portion of Term Loan	(1,190)	(817)

Notes payable long-term portion	$4,810	$5,119

Principal and interest payments are as follows (in thousands):

Fiscal Year	Amount Due
2018	$1,030
2019	2,186
2020	2,095
2021	1,660

Total	$6,971

The following amounts are included in interest expense in our consolidated statement of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	March 31, 2018	March 31, 2017
Cash interest expense	$68	$—
Final Payment accrual	66	—
Amortization of debt costs	7	—
Amortization of settlement obligations	—	13
Interest expense capital lease	1	—
Capital lease – fair value amortization	—	(8)

Total interest expense	$142	$5

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

Note 6 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through March 2020. Certain of these leases contain renewal options. Rent expense under operating leases was $222,000 and $216,000 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum lease payments as of March 31, 2018 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases
2018	$575
2019	755
2020	174

Total	$1,504

Capital leases

In August 2017, the Company assumed an equipment lease obligation with payments totaling $50,000. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $42,000 was recorded. The equipment will be depreciated over the expected life of 3 years. Minimum lease payments are as follows (in thousands):

Fiscal Year	Capital Lease
2018	$12
2019	17
2020	13

subtotal minimum lease obligation	42
less interest	(7)

Total, net	35
less current portion	(13)

long term portion	$22

Note 7 – Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

The Company granted options to purchase 65,331 shares of the Company’s stock in the three months ended March 31, 2018. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended March 31,
	2018	2017
Average risk-free interest rate	2.33%	1.48%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	60.8% to 61.3%	70.8% to 72.0%
Weighted average exercise price	$3.08	$4.78
Weighted average fair value	$1.40	$2.45

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$1	$2
Engineering and product development	97	205
Marketing and sales	—	223
General and administrative	293	539

	$391	$969

As of March 31, 2018, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$2,225
Weighted average term	1.2 years

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted a total of 162,500 shares of performance based restricted stock during 2016 with performance measured on meeting a revenue target based on growth for fiscal year 2017 and vesting in three equal installments with the first installment vesting upon measurement of the goal. In addition, a maximum of 108,333 additional shares were available to be earned based on exceeding the revenue goal. On March 30, 2018, in accordance with the performance award, the Board of Directors deemed that the award had been earned and a total of 189,583 shares were granted, with 63,194 immediately vesting and the remainder vesting on the first and second anniversary of the award date. On March

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

22, 2018, the Company granted a total of 112,500 shares of performance based restricted stock with performance measured on meeting a revenue target based on growth for fiscal year 2018 and vesting in three equal installments with the first installment vesting upon measurement of the goal. The Company also granted a total of 112,500 shares of time based restricted stock.

For the quarter, the Company granted a total of 344,094 shares of restricted stock with either time based or immediate vesting in the three months ended March 31, 2018, which includes the shares noted above. Assumptions used to determine the value of performance based grants of restricted stock include the probability of achievement of the specified revenue targets. Compensation cost for performance based restricted stock requires significant judgment regarding probability of achieving the performance objectives and compensation cost is re-measured at every reporting period. As a result compensation cost could vary significantly during the performance measurement period.

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended March 31,
Aggregate intrinsic value	2018	2017
Stock options	$273	$1,425
Restricted stock	1,789	2,039

There were no stock options exercised during the three months ended March 31, 2018. The intrinsic value of restricted shares that vested in the three months ended March 31, 2018 was $0.5 million. The intrinsic value of restricted shares that vested in the three months ended March 31, 2017 was $0.3 million.

Note 8 – Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of March 31, 2018.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

Other Commitments

The Company is obligated to pay approximately $1.1 million for firm purchase obligations to suppliers for future product and service deliverables.

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

March 31, 2018

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

Fair value measurements using: (000’s) as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$8,853	$—	$—	$8,853

Total Assets	$8,853	$—	$—	$8,853

Fair value measurements using: (000’s) as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$7,967	$—	$—	$7,967

Total Assets	$7,967	$—	$—	$7,967

Note 10 – Income Taxes

The Company recorded an income tax provision of $13,000 and $17,000 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the Company had no material unrecognized tax benefits and a deferred tax liability of approximately $6,000 related to tax amortizable goodwill. The Company recorded a decrease in the deferred tax liability of approximately $8,000 through March 31, 2018. No other adjustments were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2018.

The Company’s estimate of the Tax Cut and Jobs Act (“TCJA”) and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of the Company’s

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of the Company’s tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in the Company’s estimates. The final determination of the TCJA and the re-measurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. For the three months ended March 31, 2018, there were no changes to the Company’s analysis performed as of December 31, 2017.

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

Note 11 – Goodwill

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

In January 2018 the Company adopted a plan to discontinue offering radiation therapy professional services to practices that provide the Company’s electronic brachytherapy solution for the treatment of non-melanoma skin cancer under the subscription service model within the Therapy Segment. As result, the Company will no longer offer the subscription service model to customers. Based on the decision to discontinue offering radiation therapy professional services within the Therapy Segment, the Company revised its forecasts related to the Therapy segment, which the Company deemed to be a triggering event for the quarter ended December 31, 2017.

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

March 31, 2018

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Detection	Therapy	Total
Balance at December 31, 2017	$8,362	$—	$8,362

Balance at March 31, 2018	$8,362	$—	$8,362

Accumulated Goodwill	$699	$6,270	$54,906
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(19,716)	(46,544)

Balance at March 31, 2018	$8,362	$—	$8,362

Note 12 – Long-lived assets

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

March 31, 2018

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

The Company also completed a goodwill assessment for the fourth quarter of 2017, and in connection with that assessment, the Company completed an analysis pursuant to ASC 360-10-35-17 and determined that the undiscounted cash flows exceeded the carrying value of the asset group and that long-lived assets were not impaired.

At March 31, 2018, the long-lived assets in the respective asset groups are recorded at their current fair values. The Company determined there were no triggering events in the quarter ended March 31, 2018.

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

March 31, 2018

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

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Segment revenues:
Detection	$4,011	$4,489
Therapy	2,302	2,302

Total Revenue	$6,313	$6,791

Segment gross profit:
Detection	$3,529	$4,001
Therapy	969	688

Segment gross profit	$4,498	$4,689

Segment operating income (loss):
Detection	$(13)	$1,502
Therapy	(1,066)	(2,383)

Segment operating income (loss)	$(1,079)	$(881)

General, administrative, depreciation and amortization expense	$(2,069)	$(2,062)
Interest expense	(142)	(5)
Gain on sale of MRI assets	—	2,508
Other income	22	—

Loss before income tax	$(3,268)	$(440)

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

Note 14 – Recent Accounting Pronouncements

ASU 2014-09, “Revenue from Contracts with Customers.”

On January 1, 2018, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (Topic 606) using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the Company’s assessment of the cumulative effect adjustment upon adoption. The Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 1 for details of the Company’s adoption of Topic 606.

ASU 2016-02, “Leases”

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

As we have discussed in our risk factors noted in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017, our business can be affected by coverage policies adopted by federal and state governmental authorities, such as Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices customers are willing to pay for those products in a particular jurisdiction.

The Company’s headquarters are located in Nashua, New Hampshire, with a manufacturing facility in New Hampshire and an operations, research, development, manufacturing and warehousing facility in San Jose, California.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2018, we adopted ASC Topic 606. Refer to Note 1 of this Form 10-Q for disclosure of the changes related to this adoption. There have been no additional material changes to our critical accounting policies as discussed in our 2017 Annual Report on Form 10-K. For a comprehensive list of the Company’s critical accounting policies, reference should be made to the Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 30, 2018.

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenue: (in thousands)

	Three months ended March 31,
	2018	2017	Change	% Change
Detection revenue
Product revenue	$2,489	$2,667	$(178)	(6.7)%
Service and supplies revenue	1,522	1,822	(300)	(16.5)%

Subtotal	4,011	4,489	(478)	(10.6)%

Therapy revenue
Product revenue	525	464	61	13.1%
Service and supplies revenue	1,777	1,838	(61)	(3.3)%

Subtotal	2,302	2,302	—	0.0%

Total revenue	$6,313	$6,791	$(478)	(7.0)%

Three months ended March 31, 2018 and 2017:

Total revenue for the three month period ended March 31, 2018 was $6.3 million compared with revenue of $6.8 million for the three month period ended March 31, 2017, a decrease of approximately $0.5 million, or 7.0%. The decrease in revenue was due to the decrease in Detection revenues of approximately $0.5 million.

Detection product revenue decreased by approximately $0.2 million from $2.7 million to $2.5 million or 6.7% in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease is due primarily to a decrease in MRI revenue and Colon revenue. The MRI business was sold in January 2017.

Detection service and supplies revenue decreased by approximately $0.3 million from $1.8 million in the three months ended March 31, 2017 to $1.5 million in the three months ended March 31, 2018. The decrease in service and supplies revenue is due to a decrease in service revenue associated with the MRI business and a decrease in service contracts related to the Company’s legacy TotalLook product which has been sunset. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers can vary from quarter to quarter.

Therapy product revenue was approximately $0.5 million for the three months ended March 31, 2018 and March 31, 2017. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supply revenue was approximately $1.8 million for the three months ended March 31, 2018 and March 31, 2017. Therapy service and supplies revenue related to electronic brachytherapy for non-melanoma skin cancer (“NMSC”) for the three months ended March 31, 2017 was approximately $0.4 million as compared to $0.3 million for the three months ended

March 31, 2018, reflecting the wind-down of the customers using the subscription service. Source, service and disposable applicators remain a significant component of our Therapy service revenue.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended March 31,
	2018	2017	Change	% Change
Products	$458	$420	$38	9.0%
Service and supplies	1,252	1,384	(132)	(9.5)%
Amortization and depreciation	105	298	(193)	(64.8)%

Total cost of revenue	$1,815	$2,102	$(287)	(13.7)%

Gross profit	$4,498	$4,689	$(191)	(4.1)%
Gross profit %	71.2%	69.0%

	Three months ended March 31,
	2018	2017	Change	% Change
Detection gross profit	$3,529	$4,001	$(472)	(11.8%)
Therapy gross profit	969	688	281	40.8%

Gross profit	$4,498	$4,689	$(191)	(4.1%)

Gross profit %	71.2%	69.0%

Gross profit for the three month period ended March 31, 2018 was $4.5 million, or 71.2% of revenue as compared to $4.7 million or 69.0% of revenue in the three month period ended March 31, 2017. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•	Cost of products increased by approximately $38,000 from approximately $420,000 for the three months ended March 31, 2017 to approximately $458,000 for the three months ended March 31, 2018. The increase is due primarily to the increase in therapy product revenue for the first quarter of 2018. The cost of product revenue as a percentage of product revenue was approximately 15% for the three months ended March 31, 2018 as compared to 13% for the three months ended March 31, 2017. The increase in cost of product revenue as a percentage of product revenue is due primarily to product mix.

•	The cost of service and supplies was $1.3 million for the three months ended March 31, 2018 as compared to $1.4 million for the three months ended March 31, 2017. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 38% for the quarter ended March 31, 2018 and March 31, 2017.

•	Amortization and depreciation decreased from $0.3 million for the three month period ended March 31, 2017 to $105,000 for the three months ended March 31, 2018, which reflects the adjustment in depreciation and amortization related to the impairment recorded during the third quarter of 2017.

Operating Expenses: (in thousands)

	Three months ended March 31,
	2018	2017	Change	Change %
Operating expenses:
Engineering and product development	$3,339	$2,574	$765	29.7%
Marketing and sales	2,166	2,902	(736)	(25.4)%
General and administrative	2,058	2,034	24	1.2%
Amortization and depreciation	83	122	(39)	(32.0)%
Gain from sale of MRI assets	—	(2,508)	2,508	(100.0)%

Total operating expenses	$7,646	$5,124	$2,522	49.2%

Operating expenses increased by approximately $2.5 million or 49.2% in the three months ended March 31, 2018. Operating expenses for the three months ended March 31, 2017 include a gain from the sale of MRI assets of $2.5 million.

Engineering and Product Development. Engineering and product development costs were approximately $3.3 million for the three month period ended March 31, 2018 as compared to $2.6 million for the three month periods ended March 31, 2017. Detection engineering and product development costs increased by $1.1 million to $2.4 million for the three months ended March 31, 2018 as compared to $1.3 million for the three months ended March 31, 2017. Therapy engineering and product development costs decreased by $0.3 million to $1.0 million for the three months ended March 31, 2018 from $1.3 million for the three months ended March 31, 2017. The increase in Detection engineering and product development costs for the three months ended March 31, 2018 is due to costs related to the development of version two of the Company’s breast tomosynthesis product.

Marketing and Sales. Marketing and sales expenses decreased by $0.7 million or 25.4%, from $2.9 million in the three month period ended March 31, 2017 to $2.2 million in the three month period ended March 31, 2018. Detection marketing and sales expense was $1.1 million in each of the three month periods ended March 31, 2017 and March 31, 2018. Therapy marketing and sales expense decreased by $0.7 million from $1.8 million in the three months ended March 31, 2017 to $1.1 million in the three months ended March 31, 2018. The decrease in Therapy marketing and sales is due primarily to decreases in personnel costs, stock compensation, trade shows and travel.

General and Administrative. General and administrative expenses were $2.0 million in each of the three month periods ended March 31, 2017 and March 31, 2018.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $83,000 in the quarter ended March 31, 2018 from $122,000 for the quarter ended March 31, 2017.

Other Income and Expense: (in thousands)

	Three months ended March 31,
	2018	2017	Change	Change %
Interest expense	$(142)	$(5)	$(137)	2740.0%
Other income	22	—	22	0.0%

	$(120)	$(5)	$(115)	2300.0%

Tax expense	$(13)	$(17)	$4	(23.5)%

Interest expense. Interest expense of $142,000 increased by $137,000 for the three month period ended March 31, 2018 as compared to interest expense of $5,000 in the three month period ended March 31, 2017. The increase in interest expense is due to the interest expense associated with the Silicon Valley Bank term loan signed in August 2017.

Other income. Other income was $22,000 and $0, respectively, for the three month periods ended March 31, 2018 and 2017.

Tax expense. The Company had a tax expense of $13,000 for the three month period ended March 31, 2018 as compared to tax expense of $17,000 for the three month period ended March 31, 2017. Tax expense is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of March 31, 2018, the Company has current assets of $19.3 million which includes $8.7 million of cash and cash equivalents. Current liabilities are $12.9 million and working capital is $6.4 million. The ratio of current assets to current liabilities was 1.50:1.

	For the three months ended March 31,
	2018	2017
	(in thousands)
Net cash used for operating activities	$(641)	$(1,611)
Net cash provided by used for investing activities	(24)	2,595
Net cash used for financing activities	(60)	(26)

Increase (decrease) in cash and equivalents	$(725)	$958

Net cash used for operating activities for the three month period ended March 31, 2018 was $0.6 million, compared to net cash used for operating activities of $1.6 million for the three month period ended March 31, 2017. The cash used for operating activities for the three month period ended March 31, 2018 resulted primarily from our net loss offset by working capital changes resulting from decreases in accounts receivable, increases in accounts payable and accrued expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the three month period ended March 31, 2018 of $24,000 was primarily for purchases of property and equipment. Cash provided by investing activities for the three month period ended March 31, 2017 was due to the cash received from the sale of MRI assets offset by purchases of property and equipment.

Net cash used for financing activities for the three month period ended March 31, 2018 was $60,000 as compared to $26,000 for the three month period ended March 31, 2017. Cash used for financing activities for the three months ended March 31, 2018 is due primarily to taxes paid on the issuance of restricted stock to employees. Cash used for financing activities for the three month period ended March 31, 2017 represents taxes paid on the issuance of restricted stock to employees, offset by the cash received from stock option exercises.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$1,504	$769	$735	$—	$—
Capital lease obligations	35	$13	22	—	—
Settlement Obligations	463	463	—	—	—
Notes Payable – principal and interest	6,971	1,584	4,236	1,151	—
Other Commitments	1,109	938	69	28	74

Total Contractual Obligations	$10,082	$3,767	$5,062	$1,179	$74

Operating lease obligations are the minimum payments due under these obligations.

Settlement obligations represent the remaining payments of the obligation to Hologic.

Notes Payable – principal and interest represents the payments due under the term loan from Silicon Valley Bank.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2018, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended March 31, 2018, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

Beginning January 1, 2018, the Company implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard did not have a material impact on consolidated financial statements, the Company did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and the gathering of information necessary provided for expanded disclosures.

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

Item 1A. Risk Factors:

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Our risk factors are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 as filed with the SEC on March 30, 2018. There have been no material changes in the risks affecting iCAD since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchaed under the plans or programs
January 1 – January 31, 2018	—	$—	$—	$—
February 1 – February 28, 2018	4,699	3.19	—	—
March 1 – March 31, 2018	13,686	3.08	—	—

Total	18,385	$3.11	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	May 15, 2018	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer,
Director

Date:	May 15, 2018	By:	/s/ Richard Christopher
Richard Christopher
Chief Financial Officer