Form 10-Q
period 2018-06-30
ICAD INC
filed 2018-08-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of the close of business on August 6, 2018 there were 16,862,737 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,791	$9,387
Trade accounts receivable, net of allowance for doubtful accounts of $138 in 2018 and $107 in 2017	6,331	8,599
Inventory, net	2,101	2,123
Prepaid expenses and other current assets	1,126	1,100

Total current assets	17,349	21,209

Property and equipment, net of accumulated depreciation of $6,067 in 2018 and $5,889 in 2017	458	576
Other assets	53	53
Intangible assets, net of accumulated amortization of $7,615 in 2018 and $7,433 in 2017	1,734	1,931
Goodwill	8,362	8,362

Total assets	$27,956	$32,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$872	$1,362
Accrued and other expenses	3,312	4,475
Lease payable—current portion	14	12
Notes payable—current portion	652	817
Deferred revenue	6,140	5,404

Total current liabilities	10,990	12,070

Other long-term liabilities	72	119
Lease payable, long-term portion	18	27
Notes payable, long-term portion	5,386	5,119
Deferred revenue, long-term portion	701	506
Deferred tax	2	14

Total liabilities	17,169	17,855

Commitments and Contingencies (Note 5, 6 and 8)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,853,885 in 2018 and 16,711,752 in 2017; outstanding 16,668,054 in 2018 and 16,525,681 in 2017	169	167
Additional paid-in capital	218,098	217,389
Accumulated deficit	(206,065)	(201,865)
Treasury stock at cost, 185,831 shares in 2018 and 2017	(1,415)	(1,415)

Total stockholders’ equity	10,787	14,276

Total liabilities and stockholders’ equity	$27,956	$32,131

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Products	$3,194	$2,668	$6,208	$5,799
Service and supplies	2,968	3,741	6,267	7,401

Total revenue	6,162	6,409	12,475	13,200
Cost of revenue:
Products	537	293	995	713
Service and supplies	739	1,327	1,991	2,711
Amortization and depreciation	102	286	207	584

Total cost of revenue	1,378	1,906	3,193	4,008

Gross profit	4,784	4,503	9,282	9,192

Operating expenses:
Engineering and product development	2,057	2,232	5,396	4,806
Marketing and sales	2,006	2,690	4,172	5,592
General and administrative	1,583	2,089	3,641	4,123
Amortization and depreciation	77	116	160	238
Gain on sale of MRI assets	—	—	—	(2,508)

Total operating expenses	5,723	7,127	13,369	12,251

Loss from operations	(939)	(2,624)	(4,087)	(3,059)
Interest expense	(113)	(10)	(255)	(15)
Other income	29	—	51	—

Other expense, net	(84)	(10)	(204)	(15)
Loss before income tax expense	(1,023)	(2,634)	(4,291)	(3,074)

Tax (expense) benefit	(4)	3	(17)	(14)
Net loss and comprehensive loss	$(1,027)	$(2,631)	$(4,308)	$(3,088)

Net loss per share:
Basic	$(0.06)	$(0.16)	$(0.26)	$(0.19)

Diluted	$(0.06)	$(0.16)	$(0.26)	$(0.19)

Weighted average number of shares used in computing loss per share:
Basic	16,664	16,310	16,624	16,223

Diluted	16,664	16,310	16,624	16,223

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2018	2017
	(in thousands)
Cash flow from operating activities:
Net loss	$(4,308)	$(3,088)
Adjustments to reconcile net loss to net cash used for by operating activities:
Amortization	189	264
Depreciation	178	558
Bad debt provision	101	34
Inventory obsolesence reserve	(7)	44
Stock-based compensation expense	773	2,570
Amortization of debt discount and debt costs	102	(9)
Interest on settlement obligations	—	26
Deferred tax expense	(13)	4
Loss on disposal of assets	12	20
Gain on sale of MRI assets	—	(2,158)
Changes in operating assets and liabilities:
Accounts receivable	2,198	(690)
Inventory	30	204
Prepaid and other current assets	91	707
Accounts payable	(490)	(631)
Accrued expenses	(1,209)	(457)
Deferred revenue	890	(648)

Total adjustments	2,845	(162)

Net cash used for operating activities	(1,463)	(3,250)

Cash flow from investing activities:
Additions to patents, technology and other	(4)	(2)
Additions to property and equipment	(60)	(330)
Sale of MRI assets	—	2,850

Net cash (used for) provided by investing activities	(64)	2,518

Cash flow from financing activities:
Stock option exercises	—	30
Taxes paid related to restricted stock issuance	(63)	(122)
Principal payments of capital lease obligations	(6)	(77)

Net cash used for financing activities	(69)	(169)

Decrease in cash and equivalents	(1,596)	(901)
Cash and equivalents, beginning of period	9,387	8,585

Cash and equivalents, end of period	$7,791	$7,684

Supplemental disclosure of cash flow information:
Interest paid	$139	$3

Taxes paid	$35	$45

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

Note 1—Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2018, the results of operations of the Company for the three and six month periods ended June 30, 2018 and 2017, and cash flows of the Company for the six month period ended June 30, 2018 and 2017. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2018. The results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future period.

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

June 30, 2018

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

	As of June 30, 2018
Selected Balance Sheet	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase (Decrease)
Assets
Prepaid expenses and other current assets	$1,126	$888	$(238)
Liabilities
Accrued expenses	3,312	3,312	—
Deferred revenue	364	364	—
Contract liabilities	6,477	6,473	(4)
Deferred tax	2	2	—
Stockholders’ equity
Accumulated deficit	(206,065)	(206,307)	(242)

The impact to revenues as a result of applying Topic 606 for the three and six months ended June 30, 2018 was a decrease of $13,000 and $4,000, respectively (in thousands).

	Three months ended June 30, 2018			Six months ended June 30, 2018
Selected Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase (Decrease)	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase (Decrease)
Revenue
Products	$3,194	$3,154	$(40)	$6,208	$6,157	$51
Service and supplies	2,968	2,995	27	6,267	6,322	(55)
Cost of revenue
Products	537	537	—	995	995	—
Service and supplies	739	739	—	1,991	1,991	—
Operating expenses
Marketing and sales	2,006	2,082	(76)	4,172	4,410	(238)
Interest expense	(113)	(113)	—	(255)	(255)	—
Other income	29	29	—	51	51	—
Tax benefit (expense)	(4)	(4)	—	(17)	(17)	—
Net loss	(1,027)	(1,090)	(63)	(4,308)	(4,542)	(234)

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

1)

Identify the contract(s) with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company’s contracts are typically in the form of a purchase order. For certain large customers, the Company may also enter master service agreements which although include the terms under which the parties will enter into contracts do not require any minimum purchases and therefore, do not represent contracts until coupled with a purchase order. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)

Identify the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation. The Company’s contracts typically do not include options that would result in a material right. If options to purchase additional goods or services are included in customer contracts, the Company evaluates the option in order to determine if the Company’s arrangement include promises that may represent a material right and needs to be accounted for as a performance obligation in the contract with the customer. The Company did not note any significant provisions within its typical contracts that would create a material right.

3)

Determine the transaction price—The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration; the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

4)

Allocate the transaction price to the performance obligations in the contract—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis unless

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)

Recognize revenue when (or as) the Company satisfies a performance obligation—The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

	Three months ended June 30, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,486	$1,176	$3,662
Service contracts	1,310	347	1,657
Supply and source usage agreements	—	558	558
Professional services	—	50	50
Other	55	41	96

	$3,851	$2,172	$6,023

Timing of Revenue Recognition
Goods transferred at a point in time	$2,486	$1,199	$3,685
Services transferred over time	1,365	973	2,338

	$3,851	$2,172	$6,023

Sales Channels
Direct sales force	$2,114	$1,917	$4,031
OEM partners	1,737	—	1,737
Channel partners	—	255	255

	$3,851	$2,172	$6,023

Total Revenue
Revenue from contracts with customers	$3,851	$2,172	$6,023
Revenue from lease components	139	—	139

	$3,990	$2,172	$6,162

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

	Six months ended June 30, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$4,975	$2,244	$7,219
Service contracts	2,637	709	3,346
Supply and source usage agreements	—	1,087	1,087
Professional services	—	194	194
Other	109	240	349

	$7,721	$4,474	$12,195

Timing of Revenue Recognition
Goods transferred at a point in time	$4,975	$2,470	$7,445
Services transferred over time	2,746	2,004	4,750

	$7,721	$4,474	$12,195

Sales Channels
Direct sales force	$3,840	$3,958	$7,798
OEM partners	3,881	—	3,881
Channel partners	—	516	516

	$7,721	$4,474	$12,195

Total Revenue
Revenue from contracts with customers	$7,721	$4,474	$12,195
Revenue from lease components	280	—	280

	$8,001	$4,474	$12,475

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

	Three months ended June 30, 2017(1)
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,545	$845	$3,390
Service contracts	1,463	388	1,851
Supply and source usage agreements	—	478	478
Professional services	—	15	15
Other	75	452	527

	$4,083	$2,178	$6,261

Timing of Revenue Recognition
Goods transferred at a point in time	2,545	1,008	$3,553
Services transferred over time	1,538	1,170	2,708

	$4,083	$2,178	$6,261

Sales Channels
Direct sales force	$1,974	$2,029	$4,003
OEM partners	2,109	—	2,109
Channel partners	—	149	149

	$4,083	$2,178	$6,261

Total Revenue
Revenue from contracts with customers	$4,083	$2,178	$6,261
Revenue from lease components	148	—	148

	$4,231	$2,178	$6,409

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

	Six months ended June 30, 2017(1)
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$5,212	$2,001	$7,213
Service contracts	2,939	804	3,743
Supply and source usage agreements	—	947	947
Professional services	—	68	68
Other	274	660	934

	$8,425	$4,480	$12,905

Timing of Revenue Recognition
Goods transferred at a point in time	5,212	2,151	$7,363
Services transferred over time	3,213	2,329	5,542

	$8,425	$4,480	$12,905

Sales Channels
Direct sales force	$4,111	$4,170	$8,281
OEM partners	4,314	—	4,314
Channel partners	—	310	310

	$8,425	$4,480	$12,905

Total Revenue
Revenue from contracts with customers	$8,425	$4,480	$12,905
Revenue from lease components	295	—	295

	$8,720	$4,480	$13,200

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Products. Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators, cancer therapy disposable applicators and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

Service Contracts. The Company sells service contracts in which the Company provides professional services including product installations, maintenance, training, and service repairs, and in certain cases leases equipment, to hospitals, imaging centers, radiological practices, and radiation oncologists and treatment centers. As lease contracts are not within the scope of Topic 606, the Company accounts for the lease components of these arrangements in accordance with ASC 840 “Leases” and the remaining consideration is

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

allocated to the other performance obligations identified in accordance with Topic 606. The consideration allocated to the lease component is recognized as lease revenue on a straight-line basis over the specified term of the agreement. Revenue for the non-lease components, such as service contracts, is recognized on a straight-line basis over the term of the agreement. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.

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

June 30, 2018

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

Contract balances

Balance at June 30, 2018
Receivables, which are included in ‘Trade accounts receivable’	$6,200
Contract assets, which are included in “Prepaid and other current assets”	2
Contract liabilities, which are included in “Deferred revenue”	6,477

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

The opening balance of accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $8.5 million as of January 1, 2018. As of June 30, 2018, accounts receivable, net of allowance for doubtful accounts, was $6.2 million.

The Company will record a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company has classified the contract asset balance as a component of prepaid expenses and other current assets as of January 1, 2018 and June 30, 2018. The opening balance of contract assets was $166,000 as of January 1, 2018. As of June 30, 2018, the contract asset balance was $2,000.

Deferred revenue from contracts with customers is primarily composed of fees related to long-term service arrangements, which are generally billed in advance. Deferred revenue also includes payments for installation and training that has not yet been completed and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. Deferred revenue from contracts with customers is included in deferred revenue in the consolidated balance sheets. Deferred revenue on the consolidated balance sheet also includes $369,000 and $364,000 at December 31, 2017 and June 30, 2018, respectively, of amounts associated with service contracts accounted for under Topic 840. The balance of deferred revenue at December 31, 2017 and June 30, 2018 is as follows (in thousands):

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

December 31, 2017	Contract liabilities	Lease revenue	Total
Short term	$5,044	$360	$5,404
Long term	497	9	506

Total	$5,541	$369	$5,910

June 30, 2018	Contract liabilities	Lease revenue	Total
Short term	$5,795	$345	$6,140
Long term	682	19	701

Total	$6,477	$364	$6,841

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Six Months Ended June 30, 2018
Balance at beginning of period	$5,541
Adoption adjustment	39
Deferral of revenue	5,717
Recognition of deferred revenue	(4,820)

Balance at end of period	$6,477

We expect to recognize approximately $4.5 million of the deferred amount in 2018, $1.6 million in 2019, and $0.4 million thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions programs meet the requirements to be capitalized. The opening balance of capitalized costs to obtain a contract was $117,000 as of January 1, 2018. As of June 30, 2018, the balance of capitalized costs to obtain a contract was $238,000. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of January 1, 2018 and June 30, 2018.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

Changes in the balance of capitalized costs to obtain a contract were as follows (in thousands):

Six Months Ended June 30, 2018
Balance at beginning of period	$117
Deferral of costs to obtain a contract	233
Recognition of costs to obtain a contract	(112)

Balance at end of period	$238

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

June 30, 2018

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

Note 2—Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(1,027)	$(2,631)	$(4,308)	$(3,088)

Shares used in the calculation of basic and diluted net loss per share	16,664	16,310	16,624	16,223
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	16,664	16,310	16,624	16,223

Net loss per share—basic and diluted	$(0.06)	$(0.16)	$(0.26)	$(0.19)

The shares of the Company’s common stock issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended
	June 30,
	2018	2017
Stock options	1,394,275	1,419,540
Restricted stock	574,213	384,323

Stock options and restricted stock	1,968,488	1,803,863

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

Note 3—Sale of MRI Assets

In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation. In accordance with the agreement, the Company sold to Invivo all right, title and interest to certain intellectual property relating to the Company’s VersaVue Software and DynaCAD product and related assets for $3.2 million. The Company closed the transaction on January 30, 2017 less a holdback reserve of $350,000 for a net of approximately $2.9 million. The holdback reserve of $350,000 has been recorded as an asset in prepaid and other current assets and will be paid to the Company within eighteen months from the closing date, less any amounts, if any, due and payable or reserved under the indemnification provisions in the Asset Purchase agreement. A third party has made a claim against Invivo and the Company, for which the Company is required to indemnify Invivo. The Company is disputing such third party claim and the amount of the claim the Company may be required to pay is not determinable at this time. Any amounts owed by the Company in connection with such indemnification obligations will reduce the $350,000 holdback.

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

June 30, 2018

Gain on Sale
Cash received	$2,850
Holdback reserve	350
Fair value of transition services	(118)
Net Assets sold	(574)

Total	$2,508

Note 4—Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records an allowance for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. Inventories consisted of the following (in thousands), which includes an inventory reserve of approximately $1.2 million as of June 30, 2018 and December 31, 2017.

	as of June 30, 2018	as of December 31, 2017
Raw materials	$873	$992
Work in process	97	63
Finished Goods	1,131	1,068

Inventory	$2,101	$2,123

Note 5—Debt financing

On August 7, 2017, the Company entered into a Loan and Security Agreement, which has been modified by the First Loan Modification Agreement dated as of March 22, 2018 and the Second Loan Modification Agreement dated as of August 13, 2018 (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided an initial term loan facility (amounts borrowed thereunder, the “Initial Term Loan”) of $6.0 million and a $4.0 million revolving line of credit (amounts borrowed thereunder, the “Revolving Loans”). The Company also has the option to borrow an additional $3.0 million term loan under the Loan Agreement (amounts borrowed thereunder, the “Subsequent Term Loan” and together with the Initial Term Loan, the “Term Loan”), subject to meeting a Detection revenue minimum of at least $21.5 million for a trailing twelve month period ending prior on or prior to June 30, 2019.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

As of June 30, 2018, the Company met the minimum 3 month trailing EBITDA threshold of $(750,000) for a trailing three month period ending between March 22, 2018 and July 31, 2018 (the “Adjusted EBITDA Event”) and thus will begin repayment of the first tranche of the Term Loan on March 1, 2019. The Company will make 30 equal monthly installment payments of principal.

The Company will begin repayment of the second tranche of the Term Loan if drawn on October 1, 2019 and make 30 equal monthly installments of principal, if the Company meets the Detection revenue minimum.

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

If the Revolving Loans are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loans prior to the maturity date, then the Company will pay to the Bank an amount equal to 1.0%-3.0% of the Term Loans, depending on when such Term Loans are repaid. In addition, the Loan Agreement requires the Company to pay a final payment of 8.5% of the Term Loan, which was increased by the Second Loan Modification Agreement from 8% upon the earliest of the repayment of the Term Loans, the termination of the Loan agreement and the maturity date. The Company is accruing such payment as interest expense. As of June 30, 2018, the accrued final payment is approximately $98,000 and is a component of the outstanding loan balance.

As part of the Second Loan Modification Agreement dated August 13, 2018, the Company revised the Detection Revenue Covenant (the “Covenant”) for the quarter ended June 30, 2018 to maintain compliance with the Covenant. The Second Loan Modification Agreement requires the Company to maintain minimum detection revenues during the trailing six month period ending on the last day of each calendar quarter as follows: June 30, 2018 - $7.5 million; September 30, 2018 - $7.5 million and December 31, 2018 - $8.75 million. The Second Loan Modification Agreement requires the Company to maintain adjusted EBITDA during the trailing six month period ending on the last day of each calendar quarter as follows: June 30, 2018 - $(4.5 million); June 30, 2018 - $(3.75 million); September 30, 2018 - $(1 million) and December 31, 2018 - $1.00. For the quarter ended June 30, 2018 the Company was in compliance with the covenants as modified by the Second Loan Modification Agreement.

Obligations to the Bank under the Loan Agreement are secured by a first priority security interest in substantially all of the assets, including intellectual property, accounts, receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing, of each of the Company and Xoft, Inc. and Xoft Solutions LLC, wholly-owned subsidiaries of the Company.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

In connection with the Loan Agreement, the Company incurred approximately $74,000 of closing costs. In accordance with ASU 2015-03 the closing costs have been deducted from the carrying value of the debt and will be amortized over the expected term of 36 months.

The current repayment schedule for the Term Loan is based on repayment beginning on March 1, 2019, as the Company met the EBITDA minimum as of June 30, 2018. The carrying value of the Term Loan (net of debt issuance costs) as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018	December 31, 2017
Principal Amount of Term Loan	$6,000	$6,000
Unamortized closing costs	(60)	(64)
Accrued Final Payment	98	—

Carrying amount of Term Loan	6,038	5,936

Less current portion of Term Loan	(652)	(817)

Notes payable long-term portion	$5,386	$5,119

Principal and interest payments are as follows (in thousands):

Fiscal Year	Amount Due
2018	$150
2019	2,452
2020	2,534
2021	1,933

Total	$7,069

The following amounts are included in interest expense in our consolidated statement of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cash interest expense	$73	$—	$141	$—
Final Payment accrual	32	—	98	—
Amortization of debt costs	7	—	14	—
Amortization of settlement obligations	—	12	—	26
Interest expense capital lease	1	—	2	—
Capital lease—fair value amortization	—	(2)	—	(11)

Total interest expense	$113	$10	$255	$15

Note 6—Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through March 2020. Certain of these leases contain renewal options. Rent expense under operating leases was $228,000, $221,000, $450,000 and $436,000 for the three and six months ended June 30, 2018 and 2017, respectively.

Future minimum lease payments as of June 30, 2018 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases
2018	$384
2019	755
2020	174

Total	$1,313

Capital leases

In August 2017, the Company assumed an equipment lease obligation with payments totaling $50,000. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $42,000 was recorded. The equipment will be depreciated over the expected life of 3 years. Minimum lease payments are as follows (in thousands):

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

Fiscal Year	Capital Lease
2018	$8
2019	16
2020	13

subtotal minimum lease obligation	37
less interest	(5)

Total, net	32
less current portion	(14)

long term portion	$18

Note 7—Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

The Company granted options to purchase 75,937 and 141,268 shares of the Company’s stock in the three and six months ended June 30, 2018, respectively. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average risk-free interest rate	2.62%	1.50%	2.50%	1.49%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	61.6%	64.9% to 67.0%	60.8% to 61.6%	64.9% to 72.0%
Weighted average exercise price	$3.08	$4.21	$3.08	$4.46
Weighted average fair value	$1.42	$1.98	$1.41	$2.19

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$1	$2	2	$4
Engineering and product development	100	352	197	557
Marketing and sales	57	499	57	722
General and administrative	224	748	517	1,287

	$382	$1,601	$773	$2,570

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

As of June 30, 2018, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$1,638
Weighted average term	1.1

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted a total of 162,500 shares of performance based restricted stock during 2016 with performance measured on meeting a revenue target based on growth for fiscal year 2017 and vesting in three equal installments with the first installment vesting upon measurement of the goal. In addition, a maximum of 108,333 additional shares were available to be earned based on exceeding the revenue goal. On March 30, 2018, in accordance with the performance award, the Board of Directors deemed that the award had been earned and a total of 189,583 shares were granted, with 63,194 immediately vesting and the remainder vesting on the first and second anniversary of the award date. On March 22, 2018, the Company granted a total of 112,500 shares of performance based restricted stock with performance measured on meeting a revenue target based on growth for fiscal year 2018 and vesting in three equal installments with the first installment vesting upon measurement of the goal. The Company also granted a total of 112,500 shares of time based restricted stock.

During the three months ended June 30, 2018 the Company did not grant any shares of restricted stock. Assumptions used to determine the value of performance based grants of restricted stock include the probability of achievement of the specified revenue targets. Compensation cost for performance based restricted stock requires significant judgment regarding probability of achieving the performance objectives and compensation cost is re-measured at every reporting period. As a result compensation cost could vary significantly during the performance measurement period.

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended
	June 30,
Aggregate intrinsic value	2018	2017
Stock options	$261	$966
Restricted stock	1,789	1,610

There were no stock options exercised during the three months ended June 30, 2018. The intrinsic value of restricted shares that vested in the three months ended June 30, 2018 was $23,000. The intrinsic value of restricted shares that vested in the three months ended June 30, 2017 was $1.2 million.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

Note 8—Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of June 30, 2018.

Other Commitments

The Company is obligated to pay approximately $1.0 million for firm purchase obligations to suppliers for future product and service deliverables.

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

Note 9—Fair Value Measurements

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

June 30, 2018

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

Fair value measurements using: (000’s) as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$8,853	$—	$—	$8,853

Total Assets	$8,853	$—	$—	$8,853

Fair value measurements using: (000’s) as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$7,381	$—	$—	$7,381

Total Assets	$7,381	$—	$—	$7,381

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

Note 10—Income Taxes

The Company recorded an income tax provision of $4,000 and $17,000 for the three and six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Company had no material unrecognized tax benefits and a deferred tax liability of approximately $2,000 related to tax amortizable goodwill. The Company recorded a decrease in the deferred tax liability of approximately $4,000 through June 30, 2018. For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $3,000 and a provision of $14,000, respectively. The tax benefit for the quarter ended June 30, 2017 was the result of receiving research and development credits in New Hampshire. No other adjustments were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2018.

The Company’s estimate of the Tax Cut and Jobs Act (“TCJA”) and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of the Company’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of the Company’s tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in the Company’s estimates. The final determination of the TCJA and the re-measurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. For the six months ended June 30, 2018, there were no changes to the Company’s analysis performed as of December 31, 2017.

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

Note 11—Goodwill

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

June 30, 2018

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

The Company records an impairment charge when such assessment indicates that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company did not have any triggering events in the quarter ended June 30, 2018.

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

June 30, 2018

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

June 30, 2018

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

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Detection	Therapy	Total
Balance at December 31, 2017	$8,362	$—	$8,362

Balance at June 30, 2018	$8,362	$—	$8,362

Accumulated Goodwill	$699	$6,270	$54,906
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(19,716)	(46,544)

Balance at June 30, 2018	$8,362	$—	$8,362

Note 12—Long-lived assets

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

June 30, 2018

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

The Company also completed a goodwill assessment for the fourth quarter of 2017, and in connection with that assessment, the Company completed an analysis pursuant to ASC 360-10-35-17 and determined that the undiscounted cash flows exceeded the carrying value of the asset group and that long-lived assets were not impaired. The Company determined there were no triggering events in the quarter ended June 30, 2018.

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

June 30, 2018

Note 13—Segment Reporting

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

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Segment revenues:
Detection	$3,990	$4,231	$8,001	$8,720
Therapy	2,172	2,178	4,474	4,480

Total Revenue	$6,162	$6,409	$12,475	$13,200

Segment gross profit:
Detection	$3,456	$3,730	$6,985	$7,731
Therapy	1,328	773	2,297	1,461

Segment gross profit	$4,784	$4,503	$9,282	$9,192

Segment operating income (loss):
Detection	$1,019	$1,284	$1,006	$2,786
Therapy	(360)	(1,793)	(1,426)	(4,176)

Segment operating income (loss)	$659	$(509)	$(420)	$(1,390)

General, administrative, depreciation and amortization expense	$(1,598)	$(2,115)	$(3,667)	$(4,177)
Interest expense	(113)	(10)	(255)	(15)
Gain on sale of MRI assets	—	—	—	2,508
Other income	29	—	51	—

Loss before income tax	$(1,023)	$(2,634)	$(4,291)	$(3,074)

Note 14—Recent Accounting Pronouncements

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

June 30, 2018

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

In May 2018, the Company submitted Version 2.0 of its PowerLook Tomo Detection product for FDA approval.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to accounts receivable allowance, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of January 1, 2018, we adopted ASC Topic 606. Refer to Note 1 of this Form 10-Q for disclosure of the changes related to this adoption. There have been no additional material changes to our critical accounting policies as discussed in our 2017 Annual Report on Form 10-K. For a comprehensive list of the Company’s critical accounting policies, reference should be made to the Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 30, 2018.

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenue: (in thousands)

	Three months ended June 30,
	2018	2017	Change	% Change
Detection revenue
Product revenue	$2,486	$2,545	$(59)	(2.3)%
Service revenue	1,504	1,686	(182)	(10.8)%

Subtotal	3,990	4,231	(241)	(5.7)%

Therapy revenue
Product revenue	708	123	585	475.6%
Service revenue	1,464	2,055	(591)	(28.8)%

Subtotal	2,172	2,178	(6)	(0.3)%

Total revenue	$6,162	$6,409	$(247)	(3.9)%

Three months ended June 30, 2018 and 2017:

Total revenue for the three month period ended June 30, 2018 was $6.2 million compared with revenue of $6.4 million for the three month period ended June 30, 2017, a decrease of approximately $0.2 million, or 3.9%. The decrease in revenue was due to the decrease in Detection revenues of approximately $0.2 million.

Detection product revenue decreased by approximately $59,000 or 2.3% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease in Detection product revenue is due to a decrease in sales of Secondlook of approximately $0.5 million offset by an increase in sales of Powerlook of approximately $0.4 million, as well as a slight increase in Colon revenue.

Detection service and supplies revenue decreased by approximately $0.2 million from $1.7 million in the three months ended June 30, 2017 to $1.5 million in the three months ended June 30, 2018. The decrease in Detection service and supplies revenue is due to a decrease in service revenue associated with the MRI business and a decrease in service contracts related to the Company’s legacy TotalLook product which has been sunset. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers and can vary from quarter to quarter.

Therapy product revenue increased by approximately $0.6 million from $0.1 million for the three months ended June 30, 2017 to $0.7 million for the three months ended June 30, 2018. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supply revenue decreased by approximately $0.6 million from $2.1 million for the three months ended June 30, 2017 to $1.5 million for the three months ended June 30, 2018. Therapy service and supplies revenue related to electronic brachytherapy for non-melanoma skin cancer (“NMSC”) for the three months ended June 30, 2017 was approximately $0.6 million as compared to $40,000 for the three months ended June 30, 2018, reflecting the wind-down of the customers using the subscription service model which the Company discontinued offering in early 2018. Source, service and disposable applicators remain a significant component of Therapy service revenue.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended June 30,
	2018	2017	Change	% Change
Products	$537	$293	$244	83.3%
Service and supplies	739	1,327	(588)	(44.3)%
Amortization and depreciation	102	286	(184)	(64.3)%

Total cost of revenue	$1,378	$1,906	$(528)	(27.7)%

Gross profit	$4,784	$4,503	$281	6.2%
Gross profit %	77.6%	70.3%		7.4%

	Three months ended June 30,
	2018	2017	Change	% Change
Detection gross profit	$3,456	$3,730	$(274)	(7.3%)
Therapy gross profit	1,328	773	555	71.8%

Gross profit	4,784	4,503	281	6.2%

Gross profit %	77.6%	70.3%		7.4%

Gross profit for the three month period ended June 30, 2018 was $4.8 million, or 77.6% of revenue as compared to $4.5 million or 70.3% of revenue in the three month period ended June 30, 2017. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•

Cost of products increased by approximately $244,000 from approximately $293,000 for the three months ended June 30, 2017 to approximately $537,000 for the three months ended June 30, 2018. The increase is due primarily to the increase in therapy product revenue for the second quarter of 2018. The cost of product revenue as a percentage of product revenue was approximately 17% for the three months ended June 30, 2018 as compared to 11% for the three months ended June 30, 2017. The increase in cost of product revenue as a percentage of product revenue is primarily due to the increase in Therapy product revenue.

•

The cost of service and supplies was $1.3 million for the three months ended June 30, 2017 as compared to $0.7 million for the three months ended June 30, 2018. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 25% for the quarter ended June 30, 2018 as compared to 35% for the quarter ended June 30, 2017, which reflects the decrease of the cost of sales related to the exit from the Xoft subscription business

•

Amortization and depreciation decreased from $0.3 million for the three month period ended June 30, 2017 to $0.1 million for the three months ended June 30, 2018, as a result of the impairment recorded during the third quarter of 2017.

Operating Expenses: (in thousands)

	Three months ended June 30,
	2018	2017	Change	Change %
Operating expenses:
Engineering and product development	$2,057	$2,232	$(175)	(7.8)%
Marketing and sales	2,006	2,690	(684)	(25.4)%
General and administrative	1,583	2,089	(506)	(24.2)%
Amortization and depreciation	77	116	(39)	(33.6)%

Total operating expenses	$5,723	$7,127	$(1,404)	(19.7)%

Operating expenses decreased by approximately $1.4 million, or 19.7%, in the three months ended June 30, 2018.

Engineering and Product Development. Engineering and product development costs were approximately $2.1 million for the three month period ended June 30, 2018 as compared to $2.2 million for the three month periods ended June 30, 2017. Detection engineering and product development costs were $1.3 million for each of the three months ended June 30, 2018 and 2017. Therapy engineering and product development costs decreased by $0.2 million to $0.8 million for the three months ended June 30, 2018 from $1.0 million for the three months ended June 30, 2017. The decrease in Therapy engineering and product development costs for the three months ended June 30, 2018 is due primarily to decreases in personnel, consulting and clinical expenses.

Marketing and Sales. Marketing and sales expenses decreased by $0.7 million or 25.4%, from $2.7 million in the three month period ended June 30, 2017 to $2.0 million in the three month period ended June 30, 2018. Detection marketing and sales expense was $1.1 million in each of the three month periods ended June 30, 2017 and 2018. Therapy marketing and sales expense decreased by $0.7 million from $1.6 million in the three months ended June 30, 2017 to $0.9 million in the three months ended June 30, 2018. The decrease in Therapy marketing and sales is due primarily to decreases in personnel costs, consulting, stock compensation, trade shows and travel, which are due to expense controls as well as reductions related to the exit from the Xoft subscription business.

General and Administrative. General and administrative expenses decreased by $0.5 million or 24.2%, from $2.1 million in the three months ended June 30, 2017 as compared to $1.6 million for the three months ended June 30, 2018. The decrease in General and administrative expenses is due primarily to a decrease of approximately $0.5 million related to stock compensation expense. In the quarter ended June 30, 2017, restricted shares were issued in lieu of cash bonuses, which increased stock compensation expense.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $77,000 in the quarter ended June 30, 2018 from $116,000 for the quarter ended June 30, 2017.

Other Income and Expense: (in thousands)

	Three months ended June 30,
	2018	2017	Change	Change %
Interest expense	$(113)	$(10)	$(103)	1030.0%
Interest income	29	—	29	0.0%

	$(84)	$(10)	$(74)	740.0%

Tax benefit (expense)	(4)	3	(7)	(233.3)%

Interest expense. Interest expense of $113,000 increased by $103,000 for the three month period ended June 30, 2018 as compared to interest expense of $10,000 in the three month period ended June 30, 2017. The increase in interest expense is due to the interest expense associated with the Silicon Valley Bank term loan signed in August 2017.

Interest income. Interest income was $29,000 and $0, respectively, for the three month periods ended June 30, 2018 and 2017.

Tax expense. The Company had tax expense of $4,000 for the three month period ended June 30, 2018 as compared to a tax benefit of $3,000 for the three month period ended June 30, 2017. Tax expense is due primarily to state non-income and franchise based taxes.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenue: (in thousands)

	Six months ended June 30,
	2018	2017	Change	% Change
Detection revenue
Product revenue	$4,975	$5,212	$(237)	(4.5)%
Service revenue	3,026	3,508	(482)	(13.7)%

Subtotal	8,001	8,720	(719)	(8.2)%

Therapy revenue
Product revenue	1,233	587	646	110.1%
Service revenue	3,241	3,893	(652)	(16.7)%

Subtotal	4,474	4,480	(6)	(0.1)%

Total revenue	$12,475	$13,200	$(725)	(5.5)%

Six months ended June 30, 2018 and 2017:

Total revenue for the six month period ended June 30, 2018 was $12.5 million compared with revenue of $13.2 million for the six month period ended June 30, 2017, a decrease of approximately $0.7 million, or 5.5%. The decrease in revenue was due to the decrease in Detection revenues of approximately $0.7 million.

Detection product revenue decreased by approximately $0.2 million from $5.2 million to $5.0 million or 4.5% in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in Detection product revenue is due to a decrease in sales of Secondlook of approximately $1.1 million offset by an increase in sales of Powerlook of approximately $1.0 million, reflecting the transition of Detection product revenue from 2D to 3D. The remaining decrease is due primarily to a decrease in MRI revenue and Colon revenue. The MRI business was sold in January 2017.

Detection service and supplies revenue decreased by approximately $0.5 million from $3.5 million in the six months ended June 30, 2017 to $3.0 million in the six months ended June 30, 2018. The decrease in service and supplies revenue is due to a decrease in service revenue associated with the MRI business and a decrease in service contracts related to the Company’s legacy TotalLook product which has been sunset. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers and can vary from quarter to quarter.

Therapy product revenue was approximately $1.2 million for the six months ended June 30, 2018 as compared to $0.6 million for the six months ended June 30, 2017. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supply revenue was approximately $3.9 million for the six months ended June 30, 2018 as compared to $3.2 million for the six months ended June 30, 2017. Therapy service and supplies revenue related to electronic brachytherapy for NMSC for the six months ended June 30, 2017 was approximately $1.1 million as compared to $0.3 million for the six months ended June 30, 2018, reflecting the wind-down of the customers using the subscription service model which the Company discontinued offering in early 2018. Source, service and disposable applicators continue to be a significant component of Therapy service revenue.

Cost of Revenue and Gross Profit: (in thousands)

	Six months ended June 30,
	2018	2017	Change	% Change
Products	$995	$713	$282	39.6%
Service and supplies	1,991	2,711	(720)	(26.6)%
Amortization and depreciation	207	584	(377)	(64.6)%

Total cost of revenue	$3,193	$4,008	$(815)	(20.3)%

Gross profit	$9,282	$9,192	$90	1.0%
Gross profit %	74.4%	69.6%		4.8%

	Six months ended June 30,
	2018	2017	Change	% Change
Detection gross profit	$6,985	$7,731	$(746)	(9.6%)
Therapy gross profit	2,297	1,461	836	57.2%

Gross profit	9,282	9,192	90	1.0%

Gross profit %	74.4%	69.6%		4.8%

Gross profit for the six month period ended June 30, 2018 was $9.3 million, or 74.4%, of revenue as compared to $9.2 million or 69.6% of revenue in the six month period ended June 30, 2017. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•

Cost of products increased by approximately $282,000 from approximately $713,000 for the six months ended June 30, 2017 to approximately $995,000 for the six months ended June 30, 2018. The increase is due primarily to the increase in therapy product revenue for the sixth months ended June 30, 2018. The cost of product revenue as a percentage of product revenue was approximately 16% for the six months ended June 30, 2018 as compared to 12% for the six months ended June 30, 2017. The increase in cost of product revenue as a percentage of product revenue is due primarily to sales of Therapy products which have a higher cost of sales than Detection products.

•

The cost of service and supplies was $2.7 million for the six months ended June 30, 2018 as compared to $2.0 million for the six months ended June 30, 2017. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 32% for the six months ended June 30, 2018 as compared to 37% for the six months ended June 30, 2017. The decrease in service and supplies cost of sales is due primarily to discontinuing the Xoft subscription business.

•

Amortization and depreciation decreased from $0.4 million for the six month period ended June 30, 2017 to $207,000 for the six months ended June 30, 2018, which reflects the reduction in depreciation and amortization as a result of the impairment recorded during the third quarter of 2017.

Operating Expenses: (in thousands)

	Six months ended June 30,
	2018	2017	Change	Change %
Operating expenses:
Engineering and product development	$5,396	$4,806	$590	12.3%
Marketing and sales	4,172	5,592	(1,420)	(25.4)%
General and administrative	3,641	4,123	(482)	(11.7)%
Amortization and depreciation	160	238	(78)	(32.8)%
Gain from sale of MRI assets	—	(2,508)	2,508	(100.0)%

Total operating expenses	$13,369	$12,251	$1,118	9.1%

Operating expenses increased by approximately $1.1 million or 9.1% in the six months ended June 30, 2018. Operating expenses for the six months ended June 30, 2017 include a gain from the sale of MRI assets of $2.5 million.

Engineering and Product Development. Engineering and product development costs were approximately $5.4 million for the six month period ended June 30, 2018 as compared to $4.8 million for the six month period ended June 30, 2017. Detection engineering and product development costs increased by $1.1 million to $2.4 million for the six months ended June 30, 2018 as compared to $1.3 million for the six months ended June 30, 2017. Therapy engineering and product development costs decreased by $0.3 million to $1.0 million for the six months ended June 30, 2018 from $1.3 million for the six months ended June 30, 2017. The increase in Detection engineering and product development costs for the six months ended June 30, 2018 is due to costs related to the development of the next version of the Company’s breast tomosynthesis product.

Marketing and Sales. Marketing and sales expenses decreased by $1.4 million or 25.4%, from $5.6 million in the six month period ended June 30, 2017 to $4.2 million in the six month period ended June 30, 2018. Detection marketing and sales expense was $2.2 million in each of the six month periods ended June 30, 2017 and 2018. Therapy marketing and sales expense decreased by $1.4 million from $3.4 million in the six months ended June 30, 2017 to $2.0 million in the six months ended June 30, 2018. The decrease in Therapy marketing and sales is due primarily to decreases in personnel costs, stock compensation, trade shows and travel, which is due to expense controls as well as reductions related to the Xoft subscription business.

General and Administrative. General and administrative expenses decreased by $0.5 million or 11.7%, from $4.1 million in the six month period ended June 30, 2017 to $3.6 million in the six month period ended June 30, 2018. The decrease in general and administrative expenses is due primarily to a decrease of approximately $0.5 million related to stock compensation expense in the prior year quarter. In the quarter ended June 30, 2017, restricted shares were issued in lieu of cash bonuses, which increased stock compensation expense.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $160,000 for the six months ended June 30, 2018 from $238,000 for the six months ended June 30, 2017.

Other Income and Expense: (in thousands)

	Six months ended June 30,
	2018	2017	Change	Change %
Interest expense	$(255)	$(15)	$(240)	1600.0%
Interest income	51	—	51	0.0%

	$(204)	$(15)	$(189)	1260.0%

Tax expense	$(17)	$(14)	$(3)	21.4%

Interest expense. Interest expense of $255,000 increased by $240,000 for the six month period ended June 30, 2018 as compared to interest expense of $15,000 in the six month period ended June 30, 2017. The increase in interest expense is due to the interest expense associated with the Silicon Valley Bank term loan signed in August 2017.

Interest income. Other income was $51,000 and $0, respectively, for the six month periods ended June 30, 2018 and 2017.

Tax expense. The Company had a tax expense of $17,000 for the six month period ended June 30, 2018 as compared to tax expense of $14,000 for the six month period ended June 30, 2017. Tax expense is due primarily to state non-income and franchise based taxes.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, lease and settlement commitments, and other long-term obligations.

As of June 30, 2018, the Company has current assets of $17.3 million which includes $7.8 million of cash and cash equivalents. Current liabilities are $11.0 million and working capital is $6.4 million. The ratio of current assets to current liabilities was 1.58:1. As part of the Second Loan Modification Agreement dated August 13, 2018, the Company revised the Detection Revenue Covenant (the “Covenant”) for the quarter ended June 30, 2018 to maintain compliance with the Covenant. If the Company does not meet the Covenant in future quarters, there is no guarantee that the Bank would be willing to revise the Covenant, which could have a significant impact on the Company’s cash position and liquidity.

	For the six months ended June 30,
	2018	2017
	(in thousands)
Net cash used for operating activities	$(1,463)	$(3,250)
Net cash (used for) provided by investing activities	(64)	2,518
Net cash used for financing activities	(69)	(169)

Decrease in cash and equivalents	$(1,596)	$(901)

Net cash used for operating activities for the six month period ended June 30, 2018 was $1.5 million, compared to net cash used for operating activities of $3.3 million for the six month period ended June 30, 2017. The cash used for operating activities for the six month period ended June 30, 2018 resulted primarily from our net loss offset by working capital changes resulting from decreases in accounts receivable, increases in accounts payable and accrued expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the six month period ended June 30, 2018 of $64,000 was primarily for purchases of property and equipment. Cash provided by investing activities for the six month period ended June 30, 2017 was due to the cash received from the sale of MRI assets offset by purchases of property and equipment.

Net cash used for financing activities for the six month period ended June 30, 2018 was $69,000 as compared to $169,000 for the six month period ended June 30, 2017. Cash used for financing activities for the six months ended June 30, 2018 and 2017 is due primarily to taxes paid on the issuance of restricted stock to employees.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$1,313	$764	$549	$—	$—
Capital lease obligations	32	14	18	—	—
Settlement Obligations	463	463	—	—	—
Notes Payable - principal and interest	7,069	1,289	5,069	711	—
Other Commitments	1,032	865	65	28	74

Total Contractual Obligations	$9,909	$3,395	$5,701	$739	$74

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2018, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2018, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchaed under the plans or programs
April 1 - April 30, 2018	—	$—	$—	$—
May 1 - May 31, 2018	—	—	—	—
June 1 - June 30, 2018	1,606	3.41	—	—

Total	1,606	$3.41	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 5. Other Information.

On August 13, 2018, the Company entered into a Second Loan Modification Agreement (the “Amendment”) to the Company’s August 7, 2017 Loan and Security Agreement, as amended by the First Loan Modification Agreement dated as of March 22, 2018 (the “Amended Loan Agreement”) with Silicon Valley Bank. The Amendment, among other things, reduced the required minimum six-month trailing net revenue covenant with respect to the Company’s detection business for each of the last three fiscal quarters in 2018 and increased the final payment fee from 8% to 8.5% of the original principal amount of the loans advanced under the Amended Loan Agreement.

Item 6. Exhibits

Exhibit No.	Description

10.1	Second Loan Modification Agreement, dated as of August 13, 2018 by and among Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: August 14, 2018	By:	/s/ Kenneth M. Ferry
Kenneth M. Ferry
Chief Executive Officer,
Director

Date: August 14, 2018	By:	/s/ Richard Christopher
Richard Christopher
Chief Financial Officer