Form 10-Q
period 2018-09-30
ICAD INC
filed 2018-11-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐.

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

As of the close of business on November 12, 2018 there were 16,771,698 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$6,810	$9,387
Trade accounts receivable, net of allowance for doubtful accounts of $53 in 2018 and $107 in 2017	6,228	8,599
Inventory, net	1,911	2,123
Prepaid expenses and other current assets	1,217	1,100

Total current assets	16,166	21,209

Property and equipment, net of accumulated depreciation of $6,143 in 2018 and $5,889 in 2017	429	576
Other assets	53	53
Intangible assets, net of accumulated amortization of $7,712 in 2018 and $7,433 in 2017	1,641	1,931
Goodwill	8,362	8,362

Total assets	$26,651	$32,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$872	$1,362
Accrued and other expenses	3,767	4,475
Lease payable - current portion	14	12
Notes payable - current portion	1,250	817
Deferred revenue	5,722	5,404

Total current liabilities	11,625	12,070

Other long-term liabilities	51	119
Lease payable, long-term portion	15	27
Notes payable, long-term portion	4,814	5,119
Deferred revenue, long-term portion	376	506
Deferred tax	2	14

Total liabilities	16,883	17,855

Commitments and Contingencies (Note 5, 6 and 8)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 16,913,430 in 2018 and 16,711,752 in 2017; outstanding 16,727,599 in 2018 and 16,525,681 in 2017	169	167
Additional paid-in capital	218,444	217,389
Accumulated deficit	(207,430)	(201,865)
Treasury stock at cost, 185,831 shares in 2018 and 2017	(1,415)	(1,415)

Total stockholders’ equity	9,768	14,276

Total liabilities and stockholders’ equity	$26,651	$32,131

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Products	$3,093	$3,426	$9,301	$9,225
Service and supplies	3,099	3,574	9,366	10,975

Total revenue	6,192	7,000	18,667	20,200
Cost of revenue:
Products	603	636	1,598	1,349
Service and supplies	752	1,458	2,743	4,169
Amortization and depreciation	99	263	306	847

Total cost of revenue	1,454	2,357	4,647	6,365

Gross profit	4,738	4,643	14,020	13,835

Operating expenses:
Engineering and product development	2,035	2,254	7,431	7,060
Marketing and sales	2,100	2,580	6,272	8,172
General and administrative	1,778	1,944	5,419	6,067
Amortization and depreciation	74	107	234	345
Gain on sale of MRI assets	—	—	—	(2,508)
Goodwill and long-lived asset impairment	—	4,700	—	4,700

Total operating expenses	5,987	11,585	19,356	23,836

Loss from operations	(1,249)	(6,942)	(5,336)	(10,001)
Interest expense	(118)	(36)	(373)	(51)
Other income	28	3	79	3

Other expense, net	(90)	(33)	(294)	(48)
Loss before income tax expense	(1,339)	(6,975)	(5,630)	(10,049)

Tax (expense) benefit	(26)	42	(43)	28
Net loss and comprehensive loss	$(1,365)	$(6,933)	$(5,673)	$(10,021)

Net loss per share:
Basic	$(0.08)	$(0.42)	$(0.34)	$(0.62)

Diluted	$(0.08)	$(0.42)	$(0.34)	$(0.62)

Weighted average number of shares used in computing loss per share:
Basic	16,700	16,424	16,652	16,291

Diluted	16,700	16,424	16,652	16,291

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2018	2017
	(in thousands)
Cash flow from operating activities:
Net loss	$(5,673)	$(10,021)
Adjustments to reconcile net loss to net cash used for by operating activities:
Amortization	286	394
Depreciation	254	798
Bad debt provision	101	44
Inventory obsolesence reserve	—	49
Stock-based compensation expense	1,186	3,073
Amortization of debt discount and debt costs	129	(6)
Interest on settlement obligations	—	26
Deferred tax expense	(13)	6
Goodwill and long-lived asset impairment	—	4,700
Loss on disposal of assets	12	26
Gain on sale of MRI assets	—	(2,158)
Changes in operating assets and liabilities:
Accounts receivable	2,301	(2,062)
Inventory	212	340
Prepaid and other current assets	1	179
Accounts payable	(490)	(231)
Accrued expenses	(775)	(23)
Deferred revenue	147	(699)

Total adjustments	3,351	4,456

Net cash used for operating activities	(2,322)	(5,565)

Cash flow from investing activities:
Additions to patents, technology and other	(9)	(2)
Additions to property and equipment	(107)	(362)
Sale of MRI assets	—	2,850

Net cash (used for) provided by investing activities	(116)	2,486

Cash flow from financing activities:
Stock option exercises	—	57
Taxes paid related to restricted stock issuance	(130)	(151)
Principal payments of capital lease obligations	(9)	(77)
Proceeds from debt financing, net	—	6,000

Net cash (used for) provided by financing activities	(139)	5,755

Increase (decrease) in cash and equivalents	(2,577)	2,676
Cash and equivalents, beginning of period	9,387	8,585

Cash and equivalents, end of period	$6,810	$11,261

Supplemental disclosure of cash flow information:
Interest paid	$215	$14

Taxes paid	$42	$52

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2018, the results of operations of the Company for the three and nine month periods ended September 30, 2018 and 2017, and cash flows of the Company for the nine month periods ended September 30, 2018 and 2017.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 30, 2018. The results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018, or any future period.

On a quarterly basis the Company evaluates whether there are conditions or events, considered in the aggregate, that would raise substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due during the one-year period following the date of the Company’s financial statements for the quarter ended September 30, 2018. The assessment is based on the relevant conditions that are known or reasonably knowable as of November 13, 2018. As of September 30, 2018, the Company had a working capital surplus of $4.5 million. The Loan Agreement with Silicon Valley Bank has certain financial covenants that are measured on a six month trailing basis including a revenue covenant based on the revenues of the Detection segment and a minimum EBITDA amount. Based on the Company’s current estimates, the Company anticipates that it may not meet the financial covenants for the quarter ending December 31, 2018. If the Company does not comply with the covenants and if the Company is unable to secure a waiver or modifications to the Loan Agreement or alternative sources of capital to allow the Company to come into compliance with the covenants or allow the Company to repay or refinance the Loan Agreement, an event of default may occur under the Loan Agreement. If an event of default were to occur under the Loan Agreement, the lender may accelerate the payment of amounts outstanding and otherwise exercise any remedies to which it may be entitled. In addition, in such a case, the Company may no longer have access to the liquidity provided by the Loan Agreement and, as a result, the Company may not have sufficient liquidity to satisfy operating expenses, capital expenditures and other cash needs. These conditions

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

raise substantial doubt about our ability to continue as a going concern. However, the Company believes alternative sources of capital are available including from other sources of debt financings and/or future sales of its equity securities. In addition, the Company has made and can make additional reductions to reduce near term cash requirements. One or more of these mitigating responses, together with anticipated revenues, are expected to provide the Company with sufficient liquidity to continue as a going concern. There are no assurances, however, that in the event the Company is not successful in obtaining the necessary waivers or modifications to the Loan Agreement, that other sources of capital will be available, or, if available, the Company will be able to secure such capital on favorable terms. The Company’s failure to secure the necessary waivers or modifications, to generate enough revenue, control or further reduce expenditures and/or to secure capital from other sources may result in an inability of the Company to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

September 30, 2018

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

September 30, 2018

In accordance with the requirements of the new standard, the disclosure of the impact of the adoption on our consolidated balance sheet and statement of operations was as follows (in thousands):

	As of September 30, 2018
Selected Balance Sheet	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase (Decrease)
Assets
Prepaid expenses and other current assets	$1,217	$986	$(231)
Liabilities
Accrued expenses	3,767	3,767	—
Deferred revenue	332	332	—
Contract liabilities	5,766	5,863	97
Deferred tax	2	2	—
Stockholders’ equity
Accumulated deficit	(207,430)	(207,564)	(134)

The impact to revenues as a result of applying Topic 606 for the three and nine months ended September 30, 2018 was an increase of $67,000 and $63,000, respectively (table in thousands).

	Three months ended September 30, 2018			Nine months ended September 30, 2018
Selected Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase (Decrease)	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase (Decrease)
Revenue
Products	$3,093	$3,036	$57	$9,301	$9,215	$86
Service and supplies	3,099	3,089	$10	9,366	9,355	11
Cost of revenue
Products	603	603	—	1,598	1,598	—
Service and supplies	752	752	—	2,743	2,743	—
Operating expenses
Marketing and sales	2,100	2,118	(18)	6,272	6,528	(256)
Interest expense	(118)	(118)	—	(373)	(373)	—
Other income	28	28	—	79	79	—
Tax benefit (expense)	(26)	(26)	—	(43)	(43)	—
Net loss	(1,365)	(1,450)	(85)	(5,673)	(6,026)	(353)

Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services and excludes any sales incentives or taxes collected from customer which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

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

September 30, 2018

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

September 30, 2018

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

September 30, 2018

Disaggregation of Revenue

The following tables presents our revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel, reconciled to our reportable segments (in thousands).

	Three months ended September 30, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,394	$1,162	$3,556
Service contracts	1,341	373	1,714
Supply and source usage agreements	—	599	599
Professional services	—	68	68
Other	58	63	121

	$3,793	$2,265	$6,058

Timing of Revenue Recognition
Goods transferred at a point in time	$2,394	$1,206	$3,600
Services transferred over time	1,399	1,059	2,458

	$3,793	$2,265	$6,058

Sales Channels
Direct sales force	$2,340	$1,798	$4,138
OEM partners	1,453	—	1,453
Channel partners	—	467	467

	$3,793	$2,265	$6,058

Total Revenue
Revenue from contracts with customers	$3,793	$2,265	$6,058
Revenue from lease components	134	—	134

	$3,927	$2,265	$6,192

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

	Nine months ended September 30, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$7,369	$3,406	$10,775
Service contracts	3,978	1,082	5,060
Supply and source usage agreements	—	1,686	1,686
Professional services	—	262	262
Other	167	303	470

	$11,514	$6,739	$18,253

Timing of Revenue Recognition
Goods transferred at a point in time	$7,369	$3,676	$11,045
Services transferred over time	4,145	3,063	7,208

	$11,514	$6,739	$18,253

Sales Channels
Direct sales force	$6,180	$5,756	$11,936
OEM partners	5,334	—	5,334
Channel partners	—	983	983

	$11,514	$6,739	$18,253

Total Revenue
Revenue from contracts with customers	$11,514	$6,739	$18,253
Revenue from lease components	414	—	414

	$11,928	$6,739	$18,667

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

	Three months ended September 30, 2017(1)
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,758	$1,364	$4,122
Service contracts	1,385	322	1,707
Supply and source usage agreements	—	507	507
Professional services	—	99	99
Other	60	362	422

	$4,203	$2,654	$6,857

Timing of Revenue Recognition
Goods transferred at a point in time	2,758	1,552	$4,310
Services transferred over time	1,445	1,102	2,547

	$4,203	$2,654	$6,857

Sales Channels
Direct sales force	$1,788	$2,084	$3,872
OEM partners	2,415	—	2,415
Channel partners	—	570	570

	$4,203	$2,654	$6,857

Total Revenue
Revenue from contracts with customers	$4,203	$2,654	$6,857
Revenue from lease components	143	—	143

	$4,346	$2,654	$7,000

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

	Nine months ended September 30, 2017(1)
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$7,970	$3,365	$11,335
Service contracts	4,324	1,126	5,450
Supply and source usage agreements	—	1,454	1,454
Professional services	—	167	167
Other	334	1,022	1,356

	$12,628	$7,134	$19,762

Timing of Revenue Recognition
Goods transferred at a point in time	7,970	3,703	$11,673
Services transferred over time	4,658	3,431	8,089

	$12,628	$7,134	$19,762

Sales Channels
Direct sales force	$5,899	$6,254	$12,153
OEM partners	6,729	—	6,729
Channel partners	—	880	880

	$12,628	$7,134	$19,762

Total Revenue
Revenue from contracts with customers	$12,628	$7,134	$19,762
Revenue from lease components	438	—	438

	$13,066	$7,134	$20,200

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

September 30, 2018

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

September 30, 2018

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

Contract balances

Balance at September 30, 2018
Receivables, which are included in ‘Trade accounts receivable’	$6,128
Contract assets, which are included in “Prepaid and other current assets”	19
Contract liabilities, which are included in “Deferred revenue”	5,766

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

The opening balance of accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $8.5 million as of January 1, 2018. As of September 30, 2018, accounts receivable, net of allowance for doubtful accounts, was $6.1 million.

The Company will record a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company has classified the contract asset balance as a component of prepaid expenses and other current assets as of January 1, 2018 and September 30, 2018. The opening balance of contract assets was $166,000 as of January 1, 2018. As of September 30, 2018, the contract asset balance was $19,000.

Deferred revenue from contracts with customers is primarily composed of fees related to long-term service arrangements, which are generally billed in advance. Deferred revenue also includes payments for installation and training that has not yet been completed and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. Deferred revenue from contracts with customers is included in deferred revenue in the consolidated balance sheets. Deferred revenue on the

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

consolidated balance sheet also includes $369,000 and $332,000 at December 31, 2017 and September 30, 2018, respectively of amounts associated with service contracts accounted for under Topic 840. The balance of deferred revenue at December 31, 2017 and September 30, 2018 is as follows (in thousands):

December 31, 2017	Contract liabilities	Lease revenue	Total
Short term	$5,044	$360	$5,404
Long term	497	9	506

Total	$5,541	$369	$5,910

September 30, 2018	Contract liabilities	Lease revenue	Total
Short term	$5,402	$320	$5,722
Long term	364	12	376

Total	$5,766	$332	$6,098

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Nine Months Ended September 30, 2018
Balance at beginning of period	$5,541
Adoption adjustment	39
Deferral of revenue	7,995
Recognition of deferred revenue	(7,809)

Balance at end of period	$5,766

We expect to recognize approximately $2.1 million of the deferred amount in 2018, $3.8 million in 2019, and $0.2 million thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain commissions programs meet the requirements to be capitalized. The opening balance of capitalized costs to obtain a contract was $117,000 as of January 1, 2018. As of September 30, 2018, the balance of capitalized costs to obtain a contract was $256,000. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of January 1, 2018 and September 30, 2018.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

Changes in the balance of capitalized costs to obtain a contract were as follows (in thousands):

Nine Months Ended September 30, 2018
Balance at beginning of period	$117
Deferral of costs to obtain a contract	293
Recognition of costs to obtain a contract	(154)

Balance at end of period	$256

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

September 30, 2018

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(1,365)	$(6,933)	$(5,673)	$(10,021)

Shares used in the calculation of basic and diluted net loss per share	16,700	16,424	16,652	16,291
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Diluted shares used in the calculation of net loss per share	16,700	16,424	16,652	16,291

Net loss per share—basic and diluted	$(0.08)	$(0.42)	$(0.34)	$(0.62)

The shares of the Company’s common stock issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended
	September 30,
	2018	2017
Stock options	1,462,439	1,426,513
Restricted stock	502,868	507,147

Stock options and restricted stock	1,965,307	1,933,660

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

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

September 30, 2018

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

Note 4 – Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. Inventories consisted of the following (in thousands), which includes an inventory reserve of approximately $1.2 million as of September 30, 2018 and December 31, 2017.

	as of September 30, 2018	as of December 31, 2017
Raw materials	$826	$992
Work in process	150	63
Finished Goods	935	1,068

Inventory	$1,911	$2,123

Note 5 – Debt financing

On August 7, 2017, the Company entered into a Loan and Security Agreement, which has been modified by the First Loan Modification Agreement dated as of March 22, 2018 and the Second Loan Modification Agreement dated as of August 13, 2018 (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided an initial term loan facility (amounts borrowed thereunder, the “Initial Term Loan”) of $6.0 million and a $4.0 million revolving line of credit (amounts borrowed thereunder, the “Revolving Loans”). The Company also has the option to borrow an additional $3.0 million term loan under the Loan Agreement (amounts borrowed thereunder, the “Subsequent Term Loan” and together with the Initial Term Loan, the “Term Loan”), subject to meeting a Detection revenue minimum of at least $21.5 million for a trailing twelve month period ending on or prior to June 30, 2019.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

In the quarter ended June 30, 2018, the Company met the minimum 3 month trailing EBITDA threshold of $(750,000) for a trailing three month period ending between March 22, 2018 and July 31, 2018 (the “Adjusted EBITDA Event”) and thus will begin repayment of the first tranche of the Term Loan on March 1, 2019. The Company is required to make 30 equal monthly installment payments of principal.

The Company will be required to begin repayment of the second tranche of the Term Loan if drawn on October 1, 2019 and make 30 equal monthly installments of principal, if the Company meets the Detection revenue minimum.

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

If the Revolving Loans are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loans prior to the maturity date, then the Company will pay to the Bank an amount equal to 1.0%-3.0% of the Term Loans, depending on when such Term Loans are repaid. In addition, the Loan Agreement requires the Company to pay a final payment of 8.5% of the Term Loan, which was increased by the Second Loan Modification Agreement from 8% upon the earliest of the repayment of the Term Loans, the termination of the Loan agreement and the maturity date. The Company is accruing such payment as interest expense. As of September 30, 2018, the accrued final payment is approximately $129,000 and is a component of the outstanding loan balance.

As part of the Second Loan Modification Agreement dated August 13, 2018, the Company revised the Detection Revenue Covenant (the “Covenant”) for the quarter ended June 30, 2018 to maintain compliance with the Covenant. The Second Loan Modification Agreement requires the Company to maintain minimum detection revenues during the trailing six month period ending on the last day of each calendar quarter as follows: June 30, 2018 - $7.5 million; September 30, 2018 - $7.5 million and December 31, 2018 - $8.75 million. The Second Loan Modification Agreement requires the Company to maintain adjusted EBITDA during the trailing six month period ending on the last day of each calendar quarter as follows: September 30, 2018 - $(1 million) and December 31, 2018 - $1.00. For the quarter ended September 30, 2018 the Company was in compliance with the

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

covenants as modified by the Second Loan Modification Agreement. Although the Bank has agreed to revise the Covenants in prior quarters, there is no guarantee that the Bank would be willing to revise the Covenants. If the Company does not meet the Covenants and the Loan Agreement were breached and required to be repaid, there would be substantial doubt about the ability to fund operations for 12 months, which could have a significant impact on the Company’s financial position.

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

The current repayment schedule for the Term Loan is based on repayment beginning on March 1, 2019, as the Company met the EBITDA minimum as of September 30, 2018. The carrying value of the Term Loan (net of debt issuance costs) as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018	December 31, 2017
Principal Amount of Term Loan	$6,000	$6,000
Unamortized closing costs	(65)	(64)
Accrued Final Payment	129	—

Carrying amount of Term Loan	6,064	5,936

Less current portion of Term Loan	(1,250)	(817)

Notes payable long-term portion	$4,814	$5,119

Principal and interest payments are as follows (in thousands):

Fiscal Year	Amount Due
2018	$77
2019	2,459
2020	2,538
2021	1,934

Total	$7,008

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

The following amounts are included in interest expense in our consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Cash interest expense	$78	$36	$219	$36
Final Payment accrual	31	—	129	—
Amortization of debt costs	8	—	22	—
Amortization of settlement obligations	—	—	—	26
Interest expense capital lease	1	—	3	—
Capital lease—fair value amortization	—	—	—	(11)

Total interest expense	$118	$36	$373	$51

Note 6 – Lease Commitments

Operating leases

Facilities are leased under operating leases expiring at various dates through March 2020. Certain of these leases contain renewal options. Rent expense under operating leases was $224,000, $229,000, $675,000 and $665,000 for the three and nine months ended September 30, 2018 and 2017, respectively.

Future minimum lease payments as of September 30, 2018 under operating leases are as follows: (in thousands)

Fiscal Year	Operating Leases
2018	$194
2019	755
2020	174

Total	$1,123

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

Capital leases

In August 2017, the Company assumed an equipment lease obligation with payments totaling $50,000. The leases were determined to be capital leases and accordingly the equipment was capitalized and a liability of $42,000 was recorded. The equipment will be depreciated over the expected life of three years. Minimum lease payments are as follows (in thousands):

Fiscal Year	Capital Lease
2018	$4
2019	16
2020	13

subtotal minimum lease obligation	33
less interest	(4)

Total, net	29
Less current portion	(14)

Long term portion	$15

Note 7 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

The Company granted options to purchase 71,690 and 212,958 shares of the Company’s stock in the three and nine months ended September 30, 2018, respectively. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average risk-free interest rate	2.89%	1.56%	2.50%	1.52%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	61.2%	64.2% to 67.0%	60.8% to 61.6%	64.2% to 72.0%
Weighted average exercise price	$2.91	$4.28	$3.08	$4.39
Weighted average fair value	$1.34	$2.02	$1.41	$2.12

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$1	$1	3	$5
Engineering and product development	108	76	305	633
Marketing and sales	71	132	128	854
General and administrative	233	294	750	1,581

	$413	$503	$1,186	$3,073

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

As of September 30, 2018, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$1,351
Weighted average term	1.0

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

During the three months ended September 30, 2018 the Company granted 12,584 shares of restricted stock with time based vesting.

The fair value of the performance based grants is determined at the grant date based on the Company’s stock price at that date. Compensation cost for performance based restricted stock requires significant judgment regarding probability of achieving the performance objectives and compensation cost is adjusted for the probability of achieving these objectives. As a result compensation cost could vary significantly during the performance measurement period.

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended
	September 30,
Aggregate intrinsic value	2018	2017
Stock options	$204	$1,050
Restricted stock	1,463	2,242

There were no stock options exercised during the three months ended September 30, 2018. The intrinsic value of restricted shares that vested in the three months ended September 30, 2018 was $246,000. The intrinsic value of restricted shares that vested in the three months ended September 30, 2017 was $0.2 million.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

Note 8 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010 the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of September 30, 2018.

Other Commitments

The Company is obligated to pay approximately $0.9 million for firm purchase obligations to suppliers for future product and service deliverables.

Litigation

The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations. However, should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. The Company is party to certain actions that have been filed against the Company which are being vigorously defended. The Company has determined that potential losses in these matters are neither probable or reasonably possible at this time. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

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

September 30, 2018

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

Fair value measurements using: (000’s) as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$6,756	$—	$—	$6,756

Total Assets	$6,756	$—	$—	$6,756

Note 10 - Income Taxes

The Company recorded an income tax provision of $26,000 and $43,000 for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, the Company had no material unrecognized tax benefits and a deferred tax liability of approximately $2,000 related to tax amortizable goodwill. The Company recorded a decrease in the deferred tax liability of approximately $4,000 in the three months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Company recorded an income tax benefit of $42,000 and a provision of $28,000, respectively. The tax benefit for the three and nine months ended September 30, 2017 was the result of receiving research and development credits in New Hampshire. No other adjustments were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2018.

The Company’s estimate of the Tax Cut and Jobs Act (“TCJA”) and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of the Company’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of the Company’s tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in the Company’s estimates. The final determination of the TCJA and the re-measurement of the Company’s deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. For the nine months ended September 30, 2018, there were no changes to the Company’s analysis performed as of December 31, 2017.

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

September 30, 2018

Note 11 - Goodwill

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

The Company records an impairment charge when such assessment indicates that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company did not have any triggering events in the quarter ended September 30, 2018.

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

September 30, 2018

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

September 30, 2018

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

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Detection	Therapy	Total
Balance at December 31, 2017	$8,362	$—	$8,362

Balance at September 30, 2018	$8,362	$—	$8,362

Accumulated Goodwill	$699	$6,270	$54,906
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(19,716)	(46,544)

Balance at September 30, 2018	$8,362	$—	$8,362

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

September 30, 2018

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

In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. The Company determined the “Asset Group’s” of the Company to be the assets of the Therapy segment and the Detection segment, which the Company considers to be the lowest level for which the identifiable cash flows were largely independent of the cash flows of other assets and liabilities.

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

The Company also completed a goodwill assessment for the fourth quarter of 2017, and in connection with that assessment, the Company completed an analysis pursuant to ASC 360-10-35-17 and determined that the undiscounted cash flows exceeded the carrying value of the asset group and that long-lived assets were not impaired. The Company determined there were no triggering events in the quarter ended September 30, 2018.

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

September 30, 2018

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

September 30, 2018

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Segment revenues:
Detection	$3,927	$4,346	$11,928	$13,066
Therapy	2,265	2,654	6,739	7,134

Total Revenue	$6,192	$7,000	$18,667	$20,200

Segment gross profit:
Detection	$3,454	$3,822	$10,439	$11,553
Therapy	1,284	821	3,581	2,282

Segment gross profit	$4,738	$4,643	$14,020	$13,835

Segment operating income (loss):
Detection	$978	$1,475	$1,984	$4,261
Therapy	(435)	(6,451)	(1,861)	(10,627)

Segment operating income (loss)	$543	$(4,976)	$123	$(6,366)

General, administrative, depreciation and amortization expense	$(1,792)	$(1,966)	$(5,459)	$(6,143)
Interest expense	(118)	(36)	(373)	(51)
Gain on sale of MRI assets	—	—	—	2,508
Other income	28	3	79	3

Loss before income tax	$(1,339)	$(6,975)	$(5,630)	$(10,049)

Note 14 - Recent Accounting Pronouncements

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2018

ASU 2016-02, “Leases”

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires lessees to recognize a lease liability and a right-of-use (ROU) asset for all leases with a term greater than 12 months on the balance sheet. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation and disclosure of leasing arrangement by both lessees and lessors. The Company plans to make the election to not recognize ROU assets or lease liabilities for short-term leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which allows entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. ASU No. 2018-11 will allow entities to continue to apply the legacy guidance in Topic 840, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company will adopt ASU No. 2016-02 on January 1, 2019 using the new transition method and will recognize and measure leases without revising comparative period information or disclosure. We plan to elect the practical expedients upon transition that will allow us to not reassess whether any expired or existing contract is or contains a lease, the lease classification of any expired or existing leases and the initial direct costs for any existing leases.

In preparation for adoption, we substantially completed the process to identify a complete population of our leases, including the review of contracts to identify embedded leases. We are still in the process of quantifying the impact the adoption will have on our financial position as well as any potential impact on our debt covenants. We expect an increase in lease-related assets and liabilities in the consolidated balance sheet with no material impact on the results of operations, equity or cash flows. We additionally began developing new business processes and controls and the expanded disclosures of our leasing arrangements.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. The Company’s activities are subject to risk and uncertainties. The Company continues to use cash in its operations, as a result the Company will need additional financing to continue its operations if it is unable to generate cash from operations. In order to generate cash from operations, the Company will need to either increase revenues, reduce expenses or both. The Company has incurred a cumulative loss of $207,430,000 from inception to September 30, 2018. The Company has currently funded operations through debt and, historically through the issuance of capital stock and debt. The Company’s future success is dependent upon its ability to raise sufficient capital or generate adequate revenue, to cover its ongoing operating expenses, and also to continue to develop and be able to profitably market its products. There can be no assurance that such financing will be available at all or on favorable terms. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty and such adjustments could be material.

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

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenue: (in thousands)

	Three months ended September 30,
	2018	2017	Change	% Change
Detection revenue
Product revenue	$2,394	$2,758	$(364)	(13.2)%
Service revenue	1,533	1,588	(55)	(3.5)%

Subtotal	3,927	4,346	(419)	(9.6)%

Therapy revenue
Product revenue	699	668	31	4.6%
Service revenue	1,566	1,986	(420)	(21.1)%

Subtotal	2,265	2,654	(389)	(14.7)%

Total revenue	$6,192	$7,000	$(808)	(11.5)%

Three months ended September 30, 2018 and 2017:

Total revenue for the three month period ended September 30, 2018 was $6.2 million compared with revenue of $7.0 million for the three month period ended September 30, 2017, a decrease of approximately $0.8 million, or 11.5%. The decrease in revenue was due to the decrease in Detection revenues of approximately $0.4 million, and a decrease in Therapy revenues of $0.4 million.

Detection product revenue decreased by approximately $419,000 or 9.6% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease in Detection product revenue is due to a decrease in sales of Secondlook products of approximately $0.4 million.

Detection service and supplies revenue was approximately $1.5 million for the three months ended September 30, 2017 as compared to $1.6 million for the three months ended September 30, 2018. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers and can vary from quarter to quarter.

Therapy product revenue was approximately $0.7 million for the three months ended September 30, 2017 and the three months ended September 30, 2018. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supply revenue decreased by approximately $0.4 million from $2.0 million for the three months ended September 30, 2017 to $1.6 million for the three months ended September 30, 2018. Therapy service and supplies revenue related to electronic brachytherapy for non-melanoma skin cancer (“NMSC”) for the three months ended September 30, 2017 was approximately $0.6 million as compared to $62,000 for the three months ended September 30, 2018, reflecting the wind-down of the customers using the subscription service model which the Company discontinued offering in early 2018. Source, service and disposable applicators remain a significant component of Therapy service revenue.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended September 30,
	2018	2017	Change	% Change
Products	$603	$636	$(33)	(5.2)%
Service and supplies	752	1,458	(706)	(48.4)%
Amortization and depreciation	99	263	(164)	(62.4)%

Total cost of revenue	$1,454	$2,357	$(903)	(38.3)%

Gross profit	$4,738	$4,643	$95	2.0%
Gross profit %	76.5%	66.3%		10.2%

	Three months ended September 30,
	2018	2017	Change	% Change
Detection gross profit	$3,454	$3,822	$(368)	(9.6%)
Therapy gross profit	1,284	821	463	56.4%

Gross profit	$4,738	$4,643	$95	2.0%

Gross profit %	76.5%	66.3%		10.2%

Gross profit for the three month period ended September 30, 2018 was $4.7 million, or 76.5% of revenue as compared to $4.6 million or 66.3% of revenue in the three month period ended September 30, 2017. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•

Cost of products decreased by approximately $33,000 from approximately $636,000 for the three months ended September 30, 2017 to approximately $603,000 for the three months ended September 30, 2018. The cost of product revenue as a percentage of product revenue was approximately 20% for the three months ended September 30, 2018 as compared to 19% for the three months ended September 30, 2017.

•

The cost of service and supplies was $1.5 million for the three months ended September 30, 2017 as compared to $0.8 million for the three months ended September 30, 2018. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 24% for the quarter ended September 30, 2018 as compared to 41% for the quarter ended September 30, 2017, which reflects the decrease of the cost of sales related to the exit from the Xoft subscription business.

•

Amortization and depreciation decreased from $0.3 million for the three month period ended September 30, 2017 to $0.1 million for the three months ended September 30, 2018, as a result of the impairment recorded during the third quarter of 2017.

Operating Expenses: (in thousands)

	Three months ended September 30,
	2018	2017	Change	Change %
Operating expenses:
Engineering and product development	$2,035	$2,254	$(219)	(9.7)%
Marketing and sales	2,100	2,580	(480)	(18.6)%
General and administrative	1,778	1,944	(166)	(8.5)%
Amortization and depreciation	74	107	(33)	(30.8)%
Goodwill and long-lived asset impairment	—	4,700	(4,700)	(100.0)%

Total operating expenses	$5,987	$11,585	$(5,598)	(48.3)%

Operating expenses decreased by approximately $5.6 million, or 48.3%, in the three months ended September 30, 2018.

Engineering and Product Development. Engineering and product development costs were approximately $2.0 million for the three month period ended September 30, 2018 as compared to $2.3 million for the three month periods ended September 30, 2017. Detection engineering and product development costs were $1.4 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively. Therapy engineering and product development costs decreased by $0.3 million to $0.7 million for the three months ended September 30, 2018 from $1.0 million for the three months ended September 30, 2017. The decrease in Therapy engineering and product development costs for the three months ended September 30, 2018 is due primarily to decreases in personnel and consulting expenses.

Marketing and Sales. Marketing and sales expenses decreased by $0.5 million or 18.6%, from $2.6 million in the three month period ended September 30, 2017 to $2.1 million in the three month period ended September 30, 2018. Detection marketing and sales expense was approximately $1.1 million in each of the three month periods ended September 30, 2017 and 2018. Therapy marketing and sales expense decreased by $0.5 million from $1.5 million in the three months ended September 30, 2017 to $1.0 million in the three months ended September 30, 2018. The decrease in Therapy marketing and sales is due primarily to decreases in personnel costs, consulting, stock compensation, trade shows and travel, which are due to expense controls as well as reductions related to the exit from the Xoft subscription business.

General and Administrative. General and administrative expenses decreased by $0.2 million or 8.5%, from $1.9 million in the three months ended September 30, 2017 as compared to approximately $1.8 million for the three months ended September 30, 2018. The decrease in General and administrative expenses is due primarily to a decrease in personnel costs.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $74,000 in the quarter ended September 30, 2018 from $107,000 for the quarter ended September 30, 2017.

Other Income and Expense: (in thousands)

	Three months ended September 30,
	2018	2017	Change	Change %
Interest expense	$(118)	$(36)	(82)	227.8%
Interest income	28	3	25	833.3%

	$(90)	$(33)	$(57)	172.7%

Tax benefit (expense)	$(26)	$42	$(68)	(161.9)%

Interest expense. Interest expense of $118,000 increased by $82,000 for the three month period ended September 30, 2018 as compared to interest expense of $36,000 in the three month period ended September 30, 2017. The increase in interest expense is due to the interest expense associated with the Silicon Valley Bank term loan signed in August 2017.

Interest income. Interest income was $28,000 and $3,000, respectively, for the three month periods ended September 30, 2018 and 2017.

Tax expense. The Company had tax expense of $26,000 for the three month period ended September 30, 2018 as compared to a tax benefit of $42,000 for the three month period ended September 30, 2017. Tax expense is due primarily to state non-income and franchise based taxes.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenue: (in thousands)

	Nine months ended September 30,
	2018	2017	Change	% Change
Detection revenue
Product revenue	$7,369	$7,970	$(601)	(7.5)%
Service revenue	4,559	5,096	(537)	(10.5)%

Subtotal	11,928	13,066	(1,138)	(8.7)%

Therapy revenue
Product revenue	1,932	1,255	677	53.9%
Service revenue	4,807	5,879	(1,072)	(18.2)%

Subtotal	6,739	7,134	(395)	(5.5)%

Total revenue	$18,667	$20,200	$(1,533)	(7.6)%

Nine months ended September 30, 2018 and 2017:

Total revenue for the nine month period ended September 30, 2018 was $18.7 million compared with revenue of $20.2 million for the nine month period ended September 30, 2017, a decrease of approximately $1.5 million, or 7.6%. The decrease in revenue was due to the decrease in Detection revenues of approximately $1.1 million and a decrease in Therapy revenues of $0.4 million.

Detection product revenue decreased by approximately $0.6 million to $7.4 million from $8.0 million or 7.5% in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in Detection product revenue is due to a decrease in sales of Secondlook of approximately $1.4 million offset by an increase in sales of Powerlook of approximately $1.0 million, reflecting the transition of Detection product revenue from 2D to 3D. The remaining decrease is due primarily to a decrease in MRI revenue and Colon revenue. The MRI business was sold in January 2017.

Detection service and supplies revenue decreased by approximately $0.5 million from $5.1 million in the nine months ended September 30, 2017 to $4.6 million in the nine months ended September 30, 2018. The decrease in service and supplies revenue is due to a decrease in service revenue associated with the MRI business and a decrease in service contracts related to the Company’s legacy TotalLook product which has been sunset. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers and can vary from quarter to quarter.

Therapy product revenue was approximately $1.9 million for the nine months ended September 30, 2018 as compared to $1.3 million for the nine months ended September 30, 2017. Product revenue from the sale of our Axxent eBx systems can vary significantly due to an increase or decrease in the number of units sold which can cause a significant fluctuation in product revenue in the period.

Therapy service and supply revenue was approximately $4.8 million for the nine months ended September 30, 2018 as compared to $5.9 million for the nine months ended September 30, 2017. Therapy service and supplies revenue related to electronic brachytherapy for NMSC for the nine months ended September 30, 2017 was approximately $1.7 million as compared to $0.4 million for the nine months ended September 30, 2018, reflecting the wind-down of the customers using the subscription service model which the Company discontinued offering in early 2018. Source, service and disposable applicators continue to be a significant component of Therapy service revenue.

Cost of Revenue and Gross Profit: (in thousands)

	Nine months ended September 30,
	2018	2017	Change	% Change
Products	$1,598	$1,349	$249	18.5%
Service and supplies	2,743	4,169	(1,426)	(34.2)%
Amortization and depreciation	306	847	(541)	(63.9)%

Total cost of revenue	$4,647	$6,365	$(1,718)	(27.0)%

Gross profit	$14,020	$13,835	$185	1.3%
Gross profit %	75.1%	68.5%		6.6%

	Nine months ended September 30,
	2018	2017	Change	% Change
Detection gross profit	$10,439	$11,553	$(1,114)	(9.6%)
Therapy gross profit	3,581	2,282	1,299	56.9%

Gross profit	$14,020	$13,835	$185	1.3%

Gross profit %	75.1%	68.5%		6.6%

Gross profit for the nine month period ended September 30, 2018 was $14.0 million, or 75.1%, of revenue as compared to $13.8 million or 68.5% of revenue in the nine month period ended September 30, 2017. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

•

Cost of products increased by approximately $249,000 from approximately $1.3 million for the nine months ended September 30, 2017 to approximately $1.6 million for the nine months ended September 30, 2018. The increase is due primarily to the increase in therapy product revenue for the nine months ended September 30, 2018. The cost of product revenue as a percentage of product revenue was approximately 17% for the nine months ended September 30, 2018 as compared to 15% for the nine months ended September 30, 2017. The increase in cost of product revenue as a percentage of product revenue is due primarily to sales of Therapy products which have a higher cost of sales than Detection products.

•

The cost of service and supplies was $2.7 million for the nine months ended September 30, 2018 as compared to $4.2 million for the nine months ended September 30, 2017. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 29% for the nine months ended September 30, 2018 as compared to 38% for the nine months ended September 30, 2017. The decrease in service and supplies cost of sales is due primarily to discontinuing the Xoft subscription business.

•

Amortization and depreciation decreased from $0.8 million for the nine month period ended September 30, 2017 to $306,000 for the nine months ended September 30, 2018, which reflects the reduction in depreciation and amortization as a result of the impairment recorded during the third quarter of 2017.

Operating Expenses: (in thousands)

	Nine months ended September 30,
	2018	2017	Change	Change %
Operating expenses:
Engineering and product development	$7,431	$7,060	$371	5.3%
Marketing and sales	6,272	8,172	(1,900)	(23.3)%
General and administrative	5,419	6,067	(648)	(10.7)%
Amortization and depreciation	234	345	(111)	(32.2)%
Goodwill and long-lived asset impairment	—	4,700	(4,700)	(100.0)%
Gain from sale of MRI assets	—	(2,508)	2,508	(100.0)%

Total operating expenses	$19,356	$23,836	$(4,480)	(18.8)%

Operating expenses increased by approximately $4.5 million or 18.8% in the nine months ended September 30, 2018. Operating expenses for the nine months ended September 30, 2017 include a gain from the sale of MRI assets of $2.5 million and goodwill impairment of $4.7 million.

Engineering and Product Development. Engineering and product development costs were approximately $7.4 million for the nine month period ended September 30, 2018 as compared to $7.1 million for the nine month period ended September 30, 2017. Detection engineering and product development costs increased by $1.1 million to $5.0 million for the nine months ended September 30, 2018 as compared to $3.9 million for the nine months ended September 30, 2017. Therapy engineering and product development costs decreased by $0.7 million to $2.4 million for the nine months ended September 30, 2018 from $3.2 million for the nine months ended September 30, 2017. The increase in Detection engineering and product development costs for the nine months ended September 30, 2018 is due to costs related to the development of the next version of the Company’s breast tomosynthesis product. The decrease in Therapy engineering and product development costs is due to decreases in personnel, consulting and clinical trial expenses.

Marketing and Sales. Marketing and sales expenses decreased by $1.9 million or 23.3%, from $8.2 million in the nine month period ended September 30, 2017 to $6.3 million in the nine month period ended September 30, 2018. Detection marketing and sales expense increased by $0.1 million from $3.2 million in the nine month period ended September 30, 2017 to $3.2 million for the nine month period ended September 30, 2018. Therapy marketing and sales expense decreased by $2.0 million from $4.9 million in the nine months ended September 30, 2017 to $2.9 million in the nine months ended September 30, 2018. The decrease in Therapy marketing and sales is due primarily to decreases in personnel costs, stock compensation, trade shows and travel, which is due to expense controls as well as reductions related to the Xoft subscription business.

General and Administrative. General and administrative expenses decreased by $0.6 million or 10.7%, from $6.1 million in the nine month period ended September 30, 2017 to $5.4 million in the nine month period ended September 30, 2018. The decrease in general and administrative expenses is due primarily to a decrease of approximately $0.5 million related to stock compensation expense in the prior year quarter. In the quarter ended September 30, 2017, restricted shares were issued in lieu of cash bonuses, which increased stock compensation expense.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $234,000 for the nine months ended September 30, 2018 from $345,000 for the nine months ended September 30, 2017.

Other Income and Expense: (in thousands)

	Nine months ended September 30,
	2018	2017	Change	Change %
Interest expense	$(373)	$(51)	$(322)	631.4%
Interest income	79	3	76	2533.3%

	$(294)	$(48)	$(246)	512.5%

Tax benefit (expense)	$(43)	$28	$(71)	(253.6)%

Interest expense. Interest expense of $373,000 increased by $322,000 for the nine month period ended September 30, 2018 as compared to interest expense of $51,000 for the nine month period ended September 30, 2017. The increase in interest expense is due to the interest expense associated with the Silicon Valley Bank term loan signed in August 2017.

Interest income. Other income was $79,000 and $3,000 respectively, for the nine month periods ended September 30, 2018 and 2017.

Tax expense. The Company had a tax expense of $43,000 for the nine month period ended September 30, 2018 as compared to a tax benefit of $28,000 for the nine month period ended September 30, 2017. Tax expense is due primarily to state non-income and franchise based taxes. The tax benefit was the result of receiving research and development credits in New Hampshire.

Liquidity and Capital Resources

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand. Our projected cash needs include planned capital expenditures, loan repayments, lease commitments, and other long-term obligations.

As of September 30, 2018, the Company has current assets of $16.2 million which includes $6.8 million of cash and cash equivalents. Current liabilities are $11.6 million and working capital is $4.5 million. The ratio of current assets to current liabilities was 1.39:1. As part of the Second Loan Modification Agreement dated August 13, 2018, the Company revised the Detection Revenue Covenant (the “Covenant”) for the quarter ended June 30, 2018 to maintain compliance with the Covenant, and met the Covenant for the quarter ended September 30, 2018.

On a quarterly basis the Company evaluates whether there are conditions or events, considered in the aggregate, that would raise substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when conditions and events, considered in the aggregate, indicate it is probable that the Company will be unable to meet its obligations as they become due during the one-year period following the date of the Company’s financial statements for the quarter ended September 30, 2018. The assessment is based on the relevant conditions that are known or reasonably knowable as of November 13, 2018. As of September 30, 2018, the Company had a working capital surplus of $4.5 million. The Loan Agreement with Silicon Valley Bank has certain financial covenants that are measured on a six month trailing basis including a revenue covenant based on the revenues of the Detection segment and a minimum EBITDA amount. Based on the Company’s current estimates, the Company anticipates that it may not meet the financial covenants for the quarter ending December 31, 2018. If the Company does not comply with the covenants and if the Company is unable to secure a waiver or modifications to the Loan Agreement or alternative sources of capital to allow the Company to come into compliance with the covenants or allow the Company to repay or refinance the Loan Agreement, an event of default may occur under the Loan Agreement. If an event of default were to occur under the Loan Agreement, the lender may accelerate the payment of amounts outstanding and otherwise exercise any remedies to which it may be entitled. In addition, in such a case, the Company may no longer have access to the liquidity provided by the Loan Agreement and, as a result, the Company may not have sufficient liquidity to satisfy operating expenses, capital expenditures and other cash needs. These conditions raise substantial doubt about our ability to continue as a going concern. However, the Company believes alternative sources of capital are available including from other sources of debt financings and/or future sales of its equity securities. In addition, the Company has made and can make additional reductions to reduce near term cash requirements. One or more of these mitigating responses, together with anticipated revenues, are expected to provide the Company with sufficient liquidity to continue as a going concern. There are no assurances, however, that in the event the Company is not successful in obtaining the necessary waivers or modifications to the Loan Agreement, that other sources of capital will be available, or, if available, the Company will be able to secure such capital on favorable terms. The Company’s failure to secure the necessary waivers or modifications, to generate enough revenue, control or further reduce expenditures and/or to secure capital from other sources may result in an inability of the Company to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

	For the nine months ended September 30,
	2018	2017
	(in thousands)
Net cash used for operating activities	$(2,322)	$(5,565)
Net cash (used for) provided by investing activities	(116)	2,486
Net cash (used for) provided by financing activities	(139)	5,755

Increase (decrease) in cash and equivalents	$(2,577)	$2,676

Net cash used for operating activities for the nine month period ended September 30, 2018 was $2.3 million, compared to net cash used for operating activities of $5.6 million for the nine month period ended September 30, 2017. The cash used for operating activities for the nine month period ended September 30, 2018 resulted primarily from our net loss offset by working capital changes resulting from decreases in accounts receivable, decreases in accounts payable and accrued expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments.

The net cash used for investing activities for the nine month period ended September 30, 2018 of $116,000 was primarily for purchases of property and equipment. Cash provided by investing activities for the nine month period ended September 30, 2017 was due to the cash received from the sale of MRI assets offset by purchases of property and equipment.

Net cash used for financing activities for the nine month period ended September 30, 2018 was $139,000 as compared to cash provided by financing activities of $5.7 million for the nine month period ended September 30, 2017. Cash used for financing activities for the nine months ended September 30, 2018 is due primarily to taxes paid on the issuance of restricted stock to employees. Cash provided by financing activities for the nine months ended September 30, 2017 is due primarily to proceeds from the $6.0 million term loan and taxes paid on the issuance of restricted stock to employees.

Contractual Obligations

The following table summarizes, for the periods presented, our future estimated cash payments under existing contractual obligations (in thousands).

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$1,123	$760	$363	$—	$—
Capital lease obligations	34	14	20	—	—
Settlement Obligations	463	463	—	—	—
Notes Payable—principal and interest	7,008	1,882	5,126	—	—
Other Commitments	931	735	93	29	74

Total Contractual Obligations	$9,559	$3,854	$5,602	$29	$74

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2018, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and have determined there are no changes in our internal controls over financial reporting during the quarter ended September 30, 2018, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A. Risk Factors:

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlight some of the factors that have affected, and/or in the future could affect, our operations, which should be read in conjunction with our risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 as filed with the SEC on March 30, 2018.

Our historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern.

Our financial statements have been prepared assuming that our company will continue as a going concern. We have incurred net losses and used significant cash in operating activities since inception and have an accumulated deficit of approximately $207.4 million and working capital of $4.5 million as of September 30, 2018. These factors raise substantial doubt about our ability to continue as a going concern and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements.

If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, while not expected, we may not be able to access additional funds under our Credit Facility and we might need to secure additional sources of funds, which may or may not be available to us. Additionally, a failure to generate additional liquidity could negatively impact our ability to operate our business. Moreover, we currently believe that, without additional liquidity, we will not be in compliance with the covenants in the Company’s credit agreement for the fourth quarter, which could result in an event of default and an acceleration of the indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2018	3,732	$2.98	$—	$—
August 1 - August 30, 2018	6,265	3.77	—	—
September 1 - September 31, 2018	12,721	3.00	—	—

Total	22,718	$3.21	$—	$—

(1)	Represents shares of common stock surrendered by employees to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Description

10.1	Cooperation Agreement between the Registrant and Andy Sassine dated October 18, 2018. *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 14, 2018	By:	/s/ Michael Klein
Michael Klein
Principal Executive Officer,
Director

Date: November 14, 2018	By:	/s/ Richard Christopher
Richard Christopher
Chief Financial Officer