Form 10-K/A
period 2018-12-31
ICAD INC
filed 2019-04-30
CIK 749660

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

As of April 23, 2019, the registrant had 17,365,992 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of iCAD, Inc. for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019 (the “Original Filing”). We are filing this Amendment to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our 2018 fiscal year. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing, as amended, continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a subsequent date, other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company”, “iCAD”, “we”, “us”, “our”, or similar pronouns refer to iCAD, Inc. and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following information includes information that our directors and executive officer have given us about their age; their positions held, principal occupation and business experience for the past five years; and other publicly-held companies at which they serve or have served as a director during the past five years.

The specific experience, qualifications, attributes and skills listed below for each director led our Board to the conclusion that such individuals should serve on the Board. This conclusion is also based on the Board’s belief that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards, and has demonstrated business acumen, an ability to exercise sound judgment, and commitment to iCAD and our Board.

There are no family relationships among any of the directors or executive officers of iCAD.

Name	Age	Principal Occupation or Employment	Director/Officer Since
Michael Klein	64	Chief Executive Officer, Chairman of the Board, and Director	2018
Dr. Rakesh Patel	45	Director	2018
Andy Sassine	54	Director	2015
Dr. Susan Wood	56	Director	2018

Name	Age	Principal Occupation or Employment	Director/Officer Since
R. Scott Areglado	55	Interim Chief Financial Officer, Vice President and Corporate Controller	2018
Jonathan Go	55	Chief Technology Officer	2019
Stacey Stevens	48	President	2006

Mr. Michael Klein has served as the Chief Executive Officer at Inflection Point Consulting, an executive coaching and consulting firm with a focus on medical technology, biopharma and healthcare services, since December 2014. Prior to that, he was the Chief Executive Officer at US HIFU, LLC (f/k/a SonaCare Medical, LLC), a global leader in minimally invasive high intensity focused ultrasound technologies, from December 2011 to November 2014. From April 2011 to December 2011, Mr. Klein was the President of the Civco Radiation Oncology Division within Roper Industries, a diversified industrial company that produces engineered products for global niche markets. He was President and Chief Executive Officer of Xoft, Inc., a medical device company, a position he held from December 2004 until the sale of Xoft to the Company in December 2010. Prior to joining Xoft, from 2000 to 2004, Mr. Klein served as Chairman, President and Chief Executive Officer of R2 Technology, Inc., a breast and lung cancer computer aided detection company. Mr. Klein received a Bachelor of Arts degree from the University at Albany, SUNY. Mr. Klein also received his MBA from the New York Institute of Technology and completed his post-graduate Executive Education Studies at Harvard University and Babson College. We believe Mr. Klein’s qualifications to serve on our Board of Directors include his significant experience as an executive in the healthcare industry, his understanding of our products and markets and his previous tenure on our board.

Dr. Rakesh Patel has served as medical director of Radiation Oncology and Chair of the Multi-Disciplinary Breast Care Program at Good Samaritan Hospital since July 2013. In addition, he has served as co-founder of the TME Breast Care Network, a high-end physician peer-to-peer knowledge-sharing, research, education and consulting company, since January 2013. Dr. Patel has also served as Chief Executive Officer of Precision Cancer Specialists Medical Group, an organization whose core mission is to improve quality and access to advanced, targeted radiation therapy, since December 2016. He previously served on the board of directors of Radion, Inc., a company that improved quality of access for patients and doctors with an innovative e-collaboration platform, the assets of which were acquired by the Company in July 2014. Prior to that, Dr. Patel was the founder and served on the board of directors of BrachySolutions, Inc. (acquired by Radion Inc.), a telehealth company focused on improving quality and access to advanced brachytherapy globally via custom e-learning modules. He holds a Bachelor of Science degree from the University of Notre Dame and an M.D. from Indiana University School of Medicine. Dr. Patel completed his radiation oncology residency at the University of Wisconsin-Madison. We believe Dr. Patel’s qualifications to serve on our Board of Directors include his expertise in the medical field as well as his understanding of our products and markets.

Mr. Andy Sassine currently serves as a director and Chief Financial Officer of Arcturus Therapeutics, Ltd.. Mr. Sassine also serves on the board of directors of Gemphire Therapeutics, Inc., a NASDAQ traded, clinical-stage biopharma focused on developing and commercializing therapies for Dyslipidemia and NASH. Mr. Sassine served in various positions at Fidelity Investments from 1999 to 2012, rising to the position of Portfolio Manager. Prior to joining Fidelity, he served as a vice president in the Acquisition Finance Group at Fleet National Bank. Mr. Sassine previously served on the boards of MYnd Analytics, Inc., Acorn Energy, Freedom Meditech, Inc., and MD Revolution. Mr. Sassine was a member of the Henry B. Tippie College of Business, University of Iowa Board of Advisors from 2009 to 2018 and served on the Board of Trustees at the Clarke Schools for Hearing and Speech from 2009 to 2014. Mr. Sassine holds a Bachelor of Arts degree from the University of Iowa and an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Sassine’s extensive knowledge and experience as a fund manager and board member of other similarly-sized companies qualifies him to serve as a member of our Board of Directors.

Dr. Susan Wood has served as the President and Chief Executive Officer of Vida Diagnostics, Inc., a leader in precision imaging and AI for pulmonary medicine, since September 2009. From July 2005 to December 2008, she held the position of Executive Vice President of Marketing and Technology for Vital Images, Inc., an innovative software company specializing in cardiovascular applications for advanced analysis software. Dr. Wood holds multiple patents in the field of computer-aided detection and quantitative imaging; has authored numerous book chapters, peer-reviewed papers, abstracts, and has served as an invited speaker at numerous conferences in the area of three-dimensional imaging of the thorax, quantitative imaging and computer-aided detection. She holds a Bachelor of Science in Engineering from the University of Maryland, College Park and a Master of Science in Biomedical Engineering from Duke University. Dr. Wood also holds a Ph.D. from the Johns Hopkins Medical Institutions, School of Hygiene and Public Health. We believe Dr. Wood’s qualifications to serve on our Board of Directors include her expertise in the medical field her prior business experience in the medical field and her knowledge of our markets.

Mr. R. Scott Areglado is the Company’s Interim Chief Financial Officer. From May 2011 until December 2018, Mr. Areglado served as Company’s Vice President and Corporate Controller, and from September to November 2016, he served as interim Chief Financial Officer. From 2005 to 2010, Mr. Areglado served as Vice President and Controller at AMICAS, Inc., a NASDAQ-listed image and information management solutions company serving the healthcare industry, where he led financial statement preparation and accounting operations for the company. Mr. Areglado has more than 25 years of experience in finance and accounting and was a licensed Certified Public Accountant from 1990 to 2007. Mr. Areglado received an MBA degree from the Franklin W. Olin Graduate School of Business at Babson College and a Bachelor of Business Administration degree in Accounting from the University of Massachusetts, Amherst.

Mr. Jonathan Go is the Company’s Chief Technology Officer. Mr. Go brings more than twenty five years of software development experience in the medical industry to iCAD. Prior to joining iCAD, Mr. Go served as Vice President of Engineering at Merge eMed, a provider of RIS/PACS solutions for imaging centers, specialty practices and hospitals. At Merge eMed, Mr. Go was responsible for software development, product management, testing, system integration and technical support for all of eMed’s products. Before joining Merge eMed, Mr. Go was

Director of Engineering at Cedara Software in Toronto. Cedara Software is focused on the development of custom engineered software applications and development tools for medical imaging OEMs. At Cedara, Mr. Go built the workstation program, developing multiple specialty workstations that have been adopted by a large number of OEM partners. Mr. Go earned a Bachelor of Science in Electrical Engineering from the University of Michigan and a Masters of Science in Electrical Engineering and Biomedical Engineering from the University of Michigan.

Ms. Stacey Stevens has served as the Company’s President since March 2019. From February 2016 to March 2019, Ms. Stevens served as the Company’s Executive Vice President, Chief Strategy and Commercial Officer, and from June 2006 to February 2016, she served as the Company’s Senior Vice President of Marketing and Strategy. Prior to joining iCAD, Ms. Stevens held a number of sales, business development, and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard’s Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems). From February 2005 to June 2006, she was Vice President, Marketing Planning at Philips Medical Systems, where she was responsible for the leadership of all global marketing planning functions for Philips’ Healthcare Business. From 2003 to January 2005, she was Vice President of Marketing for the Cardiac and Monitoring Systems Business Unit of Philips, where she was responsible for all marketing and certain direct sales activities of Philips America’s Field Operations. Prior to that, Ms. Stevens held several key marketing management positions in the Ultrasound Business Unit of Hewlett-Packard/Agilent and Philips Medical Systems. Ms. Stevens earned a Bachelor of Arts Degree in Political Science from the University of New Hampshire, and an MBA from Boston University’s Graduate School of Management.

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

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2018, other than as set forth below, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.

The following filers submitted Form 3s one day late: Michael Klein, Rakesh Patel and Susan Alyson Wood.

The following filers submitted Form 4s two days late in connection with awards of restricted stock: Richard Christopher, Kenneth Ferry and Stacey Stevens.

The following filers submitted Form 4s one day late in connection with their acquisition of Debentures: Rachel Brem, Richard Christopher, Michael Klein, Rakesh Patel, Andy Sassine, Stacey Stevens and Susan Alyson Wood.

Code of Ethics

We have adopted a comprehensive Code of Business Conduct and Ethics that covers all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request addressed to:

iCAD, Inc.

98 Spit Brook Road, Suite 100

Nashua, NH 03062

Attention: Corporate Secretary

Audit Committee and Audit Committee Financial Expert

Our Board of Directors maintains an Audit Committee which is composed of Dr. Patel, Dr. Wood and Mr. Sassine, who serves as its chairman. Our Board has determined that each member of the Audit Committee meets the definition of an “Independent Director” under the applicable listing rules of the Nasdaq and the rules and regulations of the SEC. The Board has also determined that Mr. Sassine qualifies as an “audit committee financial expert” under the rules and regulations of the SEC.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to our named executive officers for services rendered during the fiscal years noted below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Stock Awards (1) $	Option Awards (2) $	Non-Equity Incentive Plan Compensation (3) $	All Other Compensation $	Total $
Michael Klein
Chief Executive Officer	2018	14,423	—	1,617,848	—	1,236	1,633,507
Stacey Stevens
President	2018	305,000	95,150	—	—	32,600	432,750
	2017	283,000	134,750	—	48,110	32,400	498,260
	2016	283,000	173,250	—	101,800	29,030	587,080
Richard Christopher (4)
Former Chief Financial Officer	2018	295,000	86,500	—	—	32,208	413,708
	2017	285,000	179,666	—	48,250	31,977	544,893
	2016	16,442	175,000	—	7,892	1,246	200,580
Kenneth Ferry (5)
Former Chief Executive Officer	2018	470,000	207,600	—	—	61,547	739,147
	2017	455,000	269,500	—	106,356	72,784	903,640
	2016	455,000	346,500	—	225,225	64,087	1,090,812

(1)

The amounts included in the “Stock Awards” column represent the grant date fair value of the restricted stock awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(2)

The amounts included in the “Option Awards” column represent the grant date fair value of the stock option awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(3)

The 2018 non-equity incentive compensation targets were based on achieving certain revenue, adjusted EBITDA, and cash position goals. In March 2019, the Board reviewed the Company’s actual performance relative to our goals and determined that these goals had not been met. Accordingly, the Board determined that there would not be any bonus payout under the 2018 non-equity incentive compensation plan.

(4)	Mr. Christopher resigned from his position as Chief Financial Officer effective January 11, 2019. On December 27, 2018, the Company appointed R. Scott Areglado as Interim Chief Financial Officer.
(5)	Mr. Ferry retired from his position as Chief Executive Officer on November 7, 2018.

Narrative Disclosure to Summary Compensation Table

Executive Compensation Philosophy and Objectives

The Compensation Committee’s executive compensation objectives are to attract and retain highly qualified individuals with a demonstrated record of achievement; reward past performance; provide incentives for future performance; and align the interests of the named executive officers with the interests of the stockholders. In order to accomplish this we offer a competitive total compensation package that consists of base salary; annual non-equity incentive compensation opportunities; long-term incentives in the form of equity awards; and employee benefits.

The Compensation Committee believes that compensation for the named executive officers should be based on our performance. Therefore, for current officers the Compensation Committee has developed variable compensation packages based largely on Company financial performance. The Compensation Committee also considers our industry and geographic location norms in determining the various elements and amounts of compensation for our named executive officers.

Elements of Executive Compensation

The Compensation Committee establishes a total targeted cash compensation amount for each named executive officer, which includes base salary and non-equity incentive compensation. This is intended to incentivize named executive officers to achieve the targeted financial results for our business and to compensate them appropriately if they successfully achieved such performance. The elements of our executive compensation program are designed to deliver both year-to-year and long-term stockholder value increases. A portion of the executives’ compensation is at-risk, and equity-based compensation includes a mix of incentives that vest subject to time or a combination of Company performance and time, tying the executive to both our short-term and long-term success.

The Compensation Committee also considers each named executive officer’s current salary and prior-year incentive compensation along with the appropriate balance between long-term and short-term incentives.

Our executive compensation program consists of the following annual elements:

Element	Description
Base Salary	Fixed annual cash amount to attract and retain top talent

Annual Cash Bonus	At-risk variable incentive compensation to reward for achievement of goals set by the Board

Long-Term Incentive Awards	Equity-based compensation that supports retention, incentivizes performance and promotes stockholder alignment

Select Benefits and Perquisites	Benefits such as health insurance, 401(k) and automobile allowances to remain competitive in our industry

Key Compensation Governance Attributes

The following are best practices of our executive compensation program:

What We Do	What We Don’t Do
✓ Consult an independent compensation consultant	× No tax gross-up provisions

✓ Conduct an annual risk assessment of our pay practices	× No guaranteed salary increases or bonuses × No excessive perquisites to NEOs

✓ Solicit shareholder input and incorporate feedback into decision-making process	× No pension plans or other post-employment benefit plans

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

Role of the Compensation Committee. All compensation for our named executive officers is reviewed and recommended to the Board by the Compensation Committee, which is composed only of independent directors. The Compensation Committee is responsible for reviewing the performance and establishing the total compensation of our named executive officers on an annual basis. The Compensation Committee discusses compensation matters as part of regularly scheduled meetings.

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

During 2018, the Compensation Committee engaged Pearl Meyer & Partners (“Pearl Meyer”), an independent compensation consultant, for general executive compensation support. In preparation for 2018 executive compensation determinations, Pearl Meyer updated the group of peer companies used to benchmark executive compensation and identify market pay practices. Pearl Meyer developed the peer group so that the group, in aggregate, reflected the Company’s industry, size (revenue and market capitalization) and operating profile (margins and employee base). Pearl Meyer also assisted with benchmarking non-employee director compensation, planning for our stock pool refresh proposal, and developing and enhancing our proxy disclosures.

2018 Director Compensation Table*

DIRECTOR COMPENSATION

		Fees Earned or	Option	Stock
		Paid in Cash	Awards (1)	Awards (2)	Total
Name (2)		($)	($)	($)	($)
Dr. Rakesh Patel	(3)		12,024	—	12,024
Andrew Sassine	(4)	—	30,978	21,750	52,729
Susan Wood	(3)	—	12,636	—	12,636
Dr. Lawrence Howard	(5)	—	52,500	13,000	65,500
Dr. Rachel Brem	(4)	—	42,175	13,000	55,175
Anthony Ecock	(5)	—	37,500	13,000	50,500
Dr. Robert Goodman	(5)	—	26,249	13,000	39,249
Steven Rappaport	(5)	—	43,125	13,000	56,125
Somu Subramaniam	(5)	—	33,125	13,000	46,125
Dr. Elliot Sussman	(5)		43,125	13,000	56,125

1)

The amounts included in the “Option Awards” column represents the grant date fair value of the stock option awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 6 to our Consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2018.

Directors may elect to elect to receive their annual retainers in the form of quarterly stock options in lieu of cash (the “Quarterly Stock Options”). The Quarterly Stock Options are vested upon grant. For all directors other than Mr. Klein, Dr. Patel, Mr. Sassine, Dr. Wood and Ms. Brem, represents Quarterly Stock Options only.

2)

The amounts included in the “Stock Awards” column represents the grant date fair value of the restricted stock awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 6 to our Consolidated financial statements on Form 10K. Shares granted to directors in 2018 vested on the anniversary of the grant date.

As of the date of this Amendment, all shares of restricted stock awarded in 2018 shown above have vested.

3)	Represents (i) an inaugural grant for service on the Board, which vests quarterly over a one year period commencing on the grant date, and (ii) Quarterly Stock Options.
4)	Represents (i) an annual award for continuing service on the Board and (ii) Quarterly Stock Options.
5)

Each of these individuals has resigned from the Board. Mr. Ecock, Mr. Subramaniam, Dr. Sussman and Dr. Goodman resigned from the Board on October 15, 2018. Mr. Rappaport and Dr. Howard resigned from the Board on October 26, 2018. Ms. Brem resigned from the Board on January 7, 2019.

*	Information with respect to the compensation of Michael Klein, an employee director, is set forth above in the Summary Compensation Table.

Narrative to Director Compensation Table

Compensation of directors is determined by the Board in conjunction with recommendations made by the Compensation Committee. The Board has approved a compensation structure for non-employee directors consisting of a cash retainer, an annual equity award and an additional cash retainer for Board members serving on a committee. Employee directors are not compensated for their services as directors.

For fiscal 2018, annual cash compensation for non-employee directors was $35,000 and $65,000 for the chairman of the board. Additional retainers for each non-employee director who served on one or more board committees in 2018 were as follows:

	Member	Chair
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Nominating and Governance Committee	$2,500	$5,000

Directors can elect to receive their quarterly board compensation in cash, or in the form of (i) restricted stock based on the cash equivalent of the closing price of the Company’s common stock on the last trading day of each quarter, or (ii) stock options, with an exercise price based on the closing price of the Company’s common stock on the last trading day of each quarter. The number of shares subject to such stock options is determined based on a Black-Scholes valuation.

Such restricted stock is fully vested and such stock options are fully exercisable at the time of grant. For 2018, all directors elected to receive their compensation in the form of stock options.

In November 2018, the Company updated the equity compensation components of its non-employee director compensation program. Newly appointed non-employee directors receive a one-time initial award of stock options to purchase 40,000 shares of our common stock, which vest in four equal quarterly installments through the first anniversary of the date of grant. Continuing directors receive an annual award of stock options to purchase 20,000 shares of our common stock, which also vest in four equal quarterly installments through the first anniversary of the date of grant.

Outstanding Equity Awards at December 31, 2018

The following table sets forth information regarding unexercised options and unvested stock awards outstanding at December 31, 2018 for each of our named and former executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Michael Klein	—		559,809	2.89	11/16/2028
Stacey Stevens	10,000		—	5.10	7/8/2021	12,500	46,250
	6,667		—	2.90	2/7/2022	27,500	101,750
	40,000		—	2.27	9/25/2022	29,167	107,918
	20,000		—	6.68	6/19/2024
	25,000	(1)	—	9.00	2/5/2025
Kenneth Ferry(4)	60,000		—	5.75	3/29/2021	50,000	185,000
	60,000		—	5.10	7/8/2021	60,000	222,000
	40,000		—	2.90	2/7/2022	58,333	215,832
	60,444		—	2.27	9/25/2022
	60,000		—	6.68	6/19/2024
	40,000		—	9.00	2/5/2025
Richard Christopher(5)						16,666	61,664
						25,000	92,500
						38,889	143,889

(1)	The options vest 1/12th per quarter (46,651 shares per quarter) in the first year and 1/6th per quarter (93,302 shares per quarter) in the second year commencing on the Date of Grant.
(2)

Represents outstanding and unvested awards of time-vested restricted stock at December 31, 2018. All unvested restricted stock awards set forth in this column vest in three equal annual installments with the first installment vesting on the first anniversary of the date of grant.

The Company has deferred settlement of certain of Ms. Stevens’ restricted shares that vested in 2019 until the earlier of (i) the date on which the Company pays Ms. Stevens an annual cash bonus for the 2018 fiscal year and (ii) December 31, 2019.

(3)	Calculated by multiplying the closing price per share of the Company’s Common Stock on December 31, 2018, $3.70, by the number of shares subject to the award.
(4)	Mr. Ferry retired from his position as Chief Executive Officer on November 7, 2018.
(5)	Mr. Christopher resigned from his position as Chief Financial Officer effective January 11, 2019.

Employment Agreements and Severance and Change in Control Agreements

Mr. Michael Klein

On November 19, 2018 the Company entered into an employment agreement with Mr. Klein to serve as Executive Chairman and Interim CEO of the Company for a term of two years ending on the earlier termination of the agreement or December 31, 2020. On December 12, 2018, the Company amended the employment agreement to change his title from Interim Chief Executive Officer to Chief Executive Officer. Mr. Klein’s compensation consists of an annual base salary of $150,000, a target annual incentive bonus of 50% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee.

Mr. Klein is also entitled to customary benefits, including participation in employee benefit plans as well as a monthly automobile allowance. Mr. Klein’s employment agreement provides that if his employment is terminated without “cause” or if he terminates his employment for “good reason” (as such terms are defined in Mr. Klein’s employment agreement), in each case while he serves as CEO, then: (i) he will continue to receive an amount equal to his base salary for the 12 month periods from the date of his termination; (ii) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination; and (iii) he will receive reimbursement of monthly premiums for continued health benefits for 18 months. If the aggregate amount of payments under (i) and (ii) are less than $250,000, then Mr. Klein shall be entitled to $250,000.

In the event that within 12 months of a “change in control”, if Mr. Klein’s employment is terminated by the Company without “cause” or he terminates his employment for “good reason”, in each case while he serves as CEO, then (i) he will continue to receive an amount equal to his base salary for the period of 24 months from the date of his termination; (ii) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination, and (iii) all unvested stock options and other equity awards granted by the Company shall immediately vest and become exercisable and shall remain exercisable for not less than 180 days thereafter.

Ms. Stacey Stevens

On June 25, 2008, we entered into an employment agreement with Ms. Stevens, which provides for her employment for an initial term through December 31, 2011, with automatic one-year renewals thereafter subject to certain conditions. Ms. Stevens is also entitled to customary benefits, including participation in employee benefit plans as well as a monthly automobile allowance. Ms. Stevens’ employment agreement also provides for her eligibility to receive, during each year of her employment under the agreement, a target annual incentive bonus of 40% of her base salary if the Company achieves certain goals and objectives determined by the Board.

Ms. Stevens’ employment agreement provides that if her employment is terminated without “cause,” (i) she will continue to receive an amount equal to her base salary for the period of 12 months from the date of her termination, (ii) she will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of her termination, and (iii) she will receive continued health benefits for 12 months.

On December 22, 2016, we amended Ms. Stevens employment agreement to provide that if she is terminated without “cause” within three months of a “change in control,” then (i) she will continue to receive an amount equal to her base salary for 18 months from the date of her termination, (ii) she will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of her termination, and (iii) all unvested stock options and other equity awards granted by the Company shall immediately vest and become exercisable and shall remain exercisable for not less than 180 days thereafter.

On March 12, 2019, the Company’s Board elected Ms. Stevens to serve as President. In connection with Ms. Steven’s election to President, the Board approved (i) an annual base salary increase to $323,000 from $305,000, and (ii) an increase in target bonus to 45% of annual base salary, from 40% of annual base salary.

In October 2015, the Company and Ms. Stevens entered into a Change of Control Bonus Agreement (“the Bonus Agreement”). The Bonus Agreement provides that upon a “change of control” of the Company, Ms. Stevens will be entitled to a cash bonus. A “change of control” is defined to mean a sale of all or substantially all of the assets of the Company or the acquisition of more than 50% of the outstanding equity or ownership interests by any one person or group of persons. The amount of the bonus will be based upon the product of (i) the number of shares of the Company’s outstanding equity interest as of the closing of the transaction resulting in a change of control multiplied by (ii) the price of one such interest as of such closing as reported on the principal stock exchange on which such equity interests are traded. If such amount is greater than $100 million, but does not exceed $150 million, the Company will pay Ms. Stevens 0.50% of such amount. In the event such amount exceeds $150 million, the Company will pay Ms. Stevens 0.75% of such amount. The Bonus Agreement terminates upon the earliest of (i) payment of a change of control bonus, (ii) Ms. Stevens’ termination of employment prior to a change of control, or (c) by mutual agreement of the Company and Ms. Stevens. No benefits will be paid for such bonus if Ms. Stevens incurs a separation from service with the Company for any reason, subject to certain exceptions, at any time prior to a change of control.

The Bonus Agreement also amends the provisions of Ms. Stevens’ employment agreement related to Section 280G of the Internal Revenue Code. It provides that the Company will pay Ms. Stevens the greater of (i) all of the payments and benefits payable under the Bonus Agreement and all other agreements between the Company and Ms. Stevens as a result of a change in ownership or control or (ii) one dollar less than the amount of such payments and benefits that would subject Ms. Stevens to the tax imposed by Section 4999 of the Code, whichever gives Ms. Stevens the highest net after-tax amount.

Mr. Kenneth Ferry, our Former Chief Executive Officer.

On November 8, 2018, Mr. Ferry retired from his position as Chairman of the Board of Directors and Chief Executive Officer. Mr. Ferry and the Company entered into a Separation Agreement, pursuant to which Mr. Ferry will generally receive the payments that would have been payable had he been terminated by the Company without cause. The Company accrued $1,009,000 representing 24 months of severance and 18 months of health benefits as of November 2018 upon Mr. Ferry’s agreeing to the Separation Agreement, which will be paid monthly beginning in May 2019.

On December 22, 2016, we entered into an employment agreement with Mr. Ferry, which provided for his employment as Chief Executive Officer for an initial term through December 31, 2018, with automatic one-year renewals thereafter subject to certain conditions. The agreement provided for an annual base salary of $455,000, which was increased to $470,000 in March 2018. The agreement also provided for his eligibility to receive, during each year of her employment under the agreement, a target annual incentive bonus of 55% of his base salary if the Company achieved goals and objectives determined by the Compensation Committee.

Mr. Ferry was also entitled to customary benefits, including participation in employee benefit plans as well as monthly automobile and housing allowances. Mr. Ferry’s employment agreement provided that if his employment was terminated without “cause” or if he terminated his employment for “good reason”, then (i) he would continue to receive an amount equal to his base salary for the course of 24 months from the date of his termination; (ii) he would receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination; and (iii) he would receive continued health benefits for 18 months.

In the event that within 12 months of a “change in control”, either (i) Mr. Ferry was terminated by the Company without “cause” or (ii) he terminated his agreement for “good reason”, then (i) he would continue to receive an amount equal to his base salary for the period of 24 months from the date of his termination, (ii) he would receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination, and (iii) all unvested stock options and other equity awards granted by the Company would immediately vest and become exercisable and would remain exercisable for not less than 180 days thereafter.

Mr. Richard Christopher, our Former Executive Vice President, Chief Financial Officer.

On November 4, 2016, we entered into an employment agreement, effective December 5, 2016 with Mr. Christopher. Mr. Christopher resigned from the Company effective January 11, 2019, and his employment agreement is no longer in effect.

On March 22, 2018, the Board approved an annual base salary for Mr. Christopher of $295,000. Mr. Christopher was also entitled to customary benefits, including participation in employee benefit plans as well as a monthly automobile allowance. Mr. Christopher’s employment agreement also provided for his eligibility to receive, during each year of his employment under the agreement, a target annual incentive bonus of 40% of his base salary if we achieved goals and objectives determined by the Board.

Mr. Christopher’s employment agreement provided that if his employment was terminated without “cause” or if he terminated his employment for “good reason,” then (i) he would continue to receive an amount equal to his base salary for the period of 12 months from the date of his termination, (ii) he would receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination, (iii) he would receive continued health benefits for 12 months, and (iv) all earned but unvested stock options and other equity awards granted by the Company would immediately vest and become exercisable and would remain exercisable for not less than 180 days thereafter.

In the event that within six months of a “change in control,” (i) Mr. Christopher was terminated by the Company without “cause” or (ii) he terminated his employment agreement for “good reason” (as such terms were defined in Mr. Christopher’s employment agreement), then (i) he would continue to receive an amount equal to his base salary for the course of 18 months from the date of his termination, (ii) he would receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination, and (iii) all unvested stock options and other equity awards granted by the Company would immediately vest and become exercisable and would remain exercisable for not less than 180 days thereafter.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2019 by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our named executive officers, and (iii) each of our directors. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 98 Spit Brook Road, Suite 100, Nashua, New Hampshire 03062.

Name of Beneficial Owner	Beneficially Owned (1) (2)	Percentage of Class
Michael Klein(3)	93,302	*
Dr. Rakesh Patel(4)	96,335	*
Andrew Sassine(5)	1,294,233	7.5%
Dr. Susan Wood(6)	26,584	*
Stacey Stevens(7)	245,990	1.4%
Jonathan Go(8)	230,103	1.3%
R. Scott Areglado(9)	60,742	*
Richard Christopher(10)	117,854	*
Kenneth Ferry(11)	481,636	2.8%
All named executive officers and directors as a group (9 persons)	2,646,779	14.88%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2019, upon (i) the exercise of options; (ii) vesting of restricted stock; (iii) warrants or rights; (iv) through the conversion of a security; (v) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (vi) pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 21, 2018, have been exercised.

(2)	Unless otherwise noted, we believe that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.
(3)	Includes exercisable options to purchase 93,302 shares of common stock
(4)	Includes exercisable options to purchase 47,284 shares of common stock and 49,051 shares of common stock held by Dr. Patel.
(5)	Includes exercisable options to purchase 24,678 shares of common stock and 1,269,555 shares of common stock held by Mr. Sassine.
(6)	Includes exercisable options to purchase 26,584 shares of common stock held by Dr. Wood.
(7)	Includes exercisable options to purchase 101,667 shares of common stock and 144,323 shares of common stock held by Ms. Stevens.
(8)	Includes exercisable options to purchase 137,500 shares of common stock and 92,603 shares of common stock held by Mr. Go.

(9)	Includes exercisable options to purchase 40,000 shares of common stock and 20,742 shares of common stock held by Mr. Areglado.
(10)	Includes 117,854 shares of common stock held by Mr. Christopher. Based on the Form 4 filed by Mr. Christopher on December 6, 2018.
(11)	Includes 481,636 shares of common stock held by Mr. Ferry. Based on the Form 4 filed by Mr. Ferry on April 2, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On December 20, 2018, the Company entered into a Securities Purchase Agreement, pursuant to which it issued unsecured subordinated convertible debentures (the “Debentures”) to certain institutional and accredited investors of the Company, in an aggregate principal amount of approximately $6.5 million. Certain investors in the Debentures include directors and employees of the Company. These related parties purchased approximately 10% of the principal value of the Debentures, or approximately $670,000. The Debentures issued to the related parties have substantially the same rights and provisions as those issued to unrelated third party investors, with the exception of certain terms where the related parties received less favorable terms than the unrelated third parties (such as with determination of the make whole conversion rate, as defined in the SPA; or limits on the impact of potential ‘down-round’ adjustments to the conversion price).

Review, Approval or Ratification of Transactions with Related Persons

We have adopted written policies and procedures for transactions with related persons. The charter of our Audit Committee (the “Charter”) requires that the Audit Committee review and approve or disapprove the entry by us into transactions, arrangements and relationships where the aggregate amount involved could reasonably be expected to exceed $120,000 in any calendar year and in which a related person has a direct or indirect interest. A related person is (i) any of our directors, nominees for director or executive officers, (ii) any immediate family member of any of our directors, nominees for director or executive officers, and (iii) any person, and his or her immediate family members, or entity, including affiliates, that was a beneficial owner of 5% or more of any of our outstanding equity securities at the time the transaction occurred or existed.

The Charter provides that the Audit Committee shall approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as the Audit Committee determines in good faith to be necessary in accordance with principles of Delaware law generally applicable to directors of a Delaware corporation. No member of the Audit Committee may participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members has an interest. In reviewing and approving such transactions, the Audit Committee obtains, or directs management to obtain on its behalf, all information that it believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion is held of the relevant factors if deemed to be necessary by the Audit Committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the Audit Committee. This approval authority may also be delegated to the chairperson of the Audit Committee in certain circumstances. No related person transaction may be entered into prior to the completion of these procedures.

Director Independence

The Board has determined all of its members meet the director independence requirements under the applicable listing rules of the Nasdaq and the rules and regulations of the SEC.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees for professional services rendered for the Company by BDO, its independent registered public accounting firm, as of or for the fiscal years ended December 31, 2018 and 2017 were:

	Fiscal Year Ended
Services Rendered (1)	December 31, 2018	December 31, 2017
Audit Fees	$387,485	$343,269
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$387,485	$343,269

(1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

Audit Fees. Audit fees for the fiscal years ended December 31, 2018 and 2017 relate to professional services rendered for the audits of our financial statements, quarterly reviews, issuance of consents, and assistance with review of documents filed with the SEC.

Audit-Related Fees. No audit-related fees were paid to BDO for the fiscal years ended December 31, 2018 and 2017.

Tax Fees. No tax fees were paid to BDO for the fiscal years ended December 31, 2018 and 2017.

All Other Fees. No other fees were paid to BDO for the fiscal years ended December 31, 2018 and 2017.

The Audit Committee Charter provides that one of the Audit Committee’s responsibilities is pre-approval of all audit, audit related, tax services and other services performed by our independent registered public accounting firm. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the Company’s independent registered public accounting firm is engaged to perform it. The Audit Committee pre-approves proposed services and fee estimates for these services. The Audit Committee chairperson or his or her designee has been designated by the Audit Committee to pre-approve any services arising during the year that were not pre-approved by the Audit Committee. Services pre-approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee pre-approved all of the audit services provided by BDO to us during the fiscal years ended December 31, 2018 and 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

2(a)	Agreement and Plan of Merger dated December 15, 2010 by and among the Registrant, XAC, Inc., Xoft, Inc. and Jeffrey Bird as representative of the Xoft, Inc.’s stockholders (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated December 30, 2010). **

2(b)	Asset Purchase Agreement by and between iCAD, Inc. and Radion, Inc., dated as of July 15, 2014. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014). **

2(c)	Asset Purchase Agreement by and between iCAD, Inc. and DermEbx, a series of Radion Capital Partners, LLC, dated as of July 15, 2014. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K for the event dated July 15, 2014). **

2(d)	Asset Purchase Agreement by and between iCAD, Inc. and Invivo Corporation. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for the event dated December 22, 2016). **

3(a)	Certificate of Incorporation of the Registrant as amended through June 16, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2015).

3(b)	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 (b) to the Registrant’s Report on Form 10-K for the year ended December 31, 2007).

4(b)	Form of Debenture (incorporated by reference to Exhibit 4.1 of the Registrant’s report on Form 8-K filed with the SEC on December 27, 2018).

10(a)	2002 Stock Option Plan (incorporated by reference to Annex F to the Registrant’s Registration Statement on Form S-4/A (File No. 333-86454)).*

10(b)	2004 Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on May 28, 2004).*

10(c)	Form of Option Agreement under the Registrant’s 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004).*

10(d)	Form of Option Agreement under the Registrant’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004).*

10(e)	2005 Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s report on Form DEF14A filed with the SEC on May 25, 2005).*

10(f)	Form of Option Agreement under the Registrant’s 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed with the SEC on June 28, 2005).*

10(g)	2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10(h)	Form of Indemnification Agreement with each of the Registrant’s directors and officers (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2014).

10(i)	Lease Agreement dated December 6, 2006 between the Registrant and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH (incorporated by reference to Exhibit 10(mm) to the Registrant’s Report on Form 10-K for the year ended December 31, 2006).

10(j)	2007 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on May 6, 2009). *

10(k)	Form of Option Agreement under the Registrant’s 2007 Stock Incentive Plan. (incorporated by reference to Exhibit 10(vv) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009)*

10(l)	Form of Restricted Stock Agreement under the Registrant’s 2007 Stock Incentive Plan. (incorporated by reference to Exhibit 10(ww) to the Registrant’s Report on Form 10-K for the year ended December 31, 2009).*

10(m)	Employment Agreement entered into as of September 25, 2012 between the Registrant and Kenneth Ferry (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 26, 2012) *

10(n)	Employment Agreement entered into as of June 1, 2008 between the Registrant and Stacey Stevens (incorporated by reference to Exhibit 10.8 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008). *

10(o)	Employment Agreement dated as of June 1, 2008 between the Registrant and Jonathan Go (incorporated by reference to Exhibit 10.9 of the Registrant’s report on Form 10-Q filed with the SEC on August 8, 2008). *

10(p)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Ken Ferry (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015).*

10(q)	Change in Control Bonus Agreement dated October 29, 2015 between the Registrant and Stacey Stevens (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015).*

10(r)	Asset Purchase Agreement dated December 16, 2016 between the Registrant and Invivo Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 22, 2016).

10(s)	Employment Agreement dated November 4, 2016 between the Registrant and Richard Christopher (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 10, 2016).

10(t)	First Amendment to Lease dated September 19, 2016 between the Registrant and The Irvine Company (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on September 21, 2016).

10(u)	Employment Agreement dated December 22, 2016 between the Registrant and Kenneth Ferry (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 28, 2016).

10(v)	Amendment No. 1 to Employment Agreement dated as of June 1, 2008 between the Registrant and Stacey M. Stevens (incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on December 28, 2016).

10(w)	Loan and Security Agreement dated August 7, 2017 by and among Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on August 10, 2017).

10(x)	2012 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 9, 2012).*

10(y)	Amendment No. 1 to the 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 2, 2014).*

10(z)	First Loan Modification Agreement dated March 22, 2018 by and among Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on March 23, 2018).

10(aa)	Second Loan Modification Agreement dated August 31, 2018 by and among Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 10-Q filed with the SEC on August 14, 2018).

10(bb)	Third Loan Modification Agreement dated December 20, 2018 by and among Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s report on Form 8-K filed with the SEC on December 27, 2018).

10(cc)	Fourth Loan Modification Agreement dated March 18, 2019 by and among Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on March 21, 2019).

10(dd)	Employment Agreement between the Company and Michael Klein dated November 19, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on November 20, 2018).

10(ee)	Form of Securities Purchase Agreement by and among the Company and certain investors party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 8-K filed with the SEC on December 27, 2018).

10(ff)	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.2 of the Registrant’s report on Form 8-K filed with the SEC on December 27, 2018).

10(gg)	Form of Registration Rights Agreement by and among the Company and certain investors party thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s report on Form 8-K filed with the SEC on December 27, 2018).

10(hh)	Cooperation Agreement between the Company and Andy Sassine dated October 18, 2018 (incorporated by reference to Exhibit 10.1 of the Registrant’s report on Form 10-Q filed with the SEC on November 14, 2018).

21	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s report on Form 10-K filed with the SEC on March 29, 2019).

23	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm. (incorporated by reference to Exhibit 23 of the Registrant’s report on Form 10-K filed with the SEC on March 29, 2019)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Registrant’s report on Form 10-K filed with the SEC on March 29, 2019).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Registrant’s report on Form 10-K filed with the SEC on March 29, 2019).

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the twelve months ended December 31, 2018 and 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2018 and 2017 and 2016, and (iv) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 of the Registrant’s report on Form 10-K filed with the SEC on March 29, 2019).

*	Denotes a management compensation plan or arrangement.
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

iCAD, INC.

Date: April 30, 2019

/s/ Michael Klein	Chief Executive Officer
Michael Klein	Director (Principal Executive Officer)
April 30, 2019

/s/ Richard S. Areglado	Interim Chief Financial Officer,
Richard S. Areglado	(Principal Financial and Accounting Officer)
April 30, 2019