Form 10-Q
period 2019-03-31
ICAD INC
filed 2019-05-15
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	ICAD	The NASDAQ Stock Market LLC

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

As of the close of business on April 23, 2019 there were 17,365,992 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,315	$12,185
Trade accounts receivable, net of allowance for doubtful accounts of $177 in 2019 and $177 in 2018	7,387	6,403
Inventory, net	1,990	1,587
Prepaid expenses and other current assets	1,391	1,045

Total current assets	22,083	21,220

Property and equipment, net of accumulated depreciation of $6,283 in 2019 and $6,214 in 2018	511	552
Operating lease assets	731	—
Other assets	53	53
Intangible assets, net of accumulated amortization of $7,903 in 2019 and $7,809 in 2018	1,456	1,550
Goodwill	8,362	8,362

Total assets	$33,196	$31,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,484	$1,154
Accrued and other expenses	5,416	5,060
Notes payable - current portion	2,250	1,851
Lease payable - current portion	806	15
Deferred revenue	5,104	5,165

Total current liabilities	15,060	13,245

Lease payable, long-term portion	32	38
Notes payable, long-term portion	3,694	4,254
Convertible debentures payable to non-related parties, at fair value	8,637	6,300
Convertible debentures payable to related parties, at fair value	858	670
Deferred revenue, long-term portion	346	331
Deferred tax	3	3

Total liabilities	28,630	24,841

Commitments and Contingencies (Note 5, 6 and 8)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 17,500,265 in 2019 and 17,066,510 in 2018; outstanding 17,314,434 in 2019 and 16,880,679 in 2018	175	171
Additional paid-in capital	220,297	218,914
Accumulated deficit	(214,491)	(210,774)
Treasury stock at cost, 185,831 shares in 2019 and 2018	(1,415)	(1,415)

Total stockholders’ equity	4,566	6,896

Total liabilities and stockholders’ equity	$33,196	$31,737

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Products	$3,822	$3,014
Service and supplies	2,951	3,299

Total revenue	6,773	6,313

Cost of revenue:
Products	680	458
Service and supplies	717	1,252
Amortization and depreciation	94	105

Total cost of revenue	1,491	1,815

Gross profit	5,282	4,498

Operating expenses:
Engineering and product development	2,127	3,339
Marketing and sales	2,573	2,166
General and administrative	1,546	2,058
Amortization and depreciation	70	83

Total operating expenses	6,316	7,646

Loss from operations	(1,034)	(3,148)

Interest expense	(209)	(142)
Other income	59	22
Loss on fair value of convertible debentures	(2,525)	—

Other expense, net	(2,675)	(120)

Loss before income tax expense	(3,709)	(3,268)

Tax expense	(8)	(13)

Net loss and comprehensive loss	$(3,717)	$(3,281)

Net loss per share:
Basic	$(0.22)	$(0.20)

Diluted	$(0.22)	$(0.20)

Weighted average number of shares used in computing loss per share:
Basic	17,200	16,583

Diluted	17,200	16,583

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2019	2018
	(in thousands)
Cash flow from operating activities:
Net loss	$(3,717)	$(3,281)
Adjustments to reconcile net loss to net cash used for by operating activities:
Amortization	95	92
Depreciation	69	96
Bad debt provision	—	85
Inventory obsolescence reserve	—	(2)
Stock-based compensation expense	212	391
Amortization of debt discount and debt costs	39	64
Deferred tax expense	—	(8)
Loss on disposal of assets	—	12
Change in fair value of convertible debentures	2,525	—
Changes in operating assets and liabilities:
Accounts receivable	(984)	1,262
Inventory	(403)	(72)
Prepaid and other current assets	(347)	59
Accounts payable	330	177
Accrued expenses	414	186
Deferred revenue	(46)	298

Total adjustments	1,904	2,640

Net cash used for operating activities	(1,813)	(641)

Cash flow from investing activities:
Additions to patents, technology and other	(1)	(2)
Additions to property and equipment	(28)	(22)

Net cash used for investing activities	(29)	(24)

Cash flow from financing activities:
Stock option exercises	1,175	—
Taxes paid related to restricted stock issuance	—	(57)
Principal payments of capital lease obligations	(3)	(3)
Principal repayment of debt financing, net	(200)	—

Net cash provided by (used for) financing activities	972	(60)

Decrease in cash and equivalents	(870)	(725)
Cash and equivalents, beginning of period	12,185	9,387

Cash and equivalents, end of period	$11,315	$8,662

Supplemental disclosure of cash flow information:
Interest paid	$82	$67

Taxes paid	$—	$23

Right-of-use assets obtained in exchange for new operating lease liabilities	$907	$—

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2018	17,066,510	$171	$218,914	$(210,774)	$(1,415)	$6,896

Issuance of common stock relative to vesting of restricted stock shares forfeited for tax obligations	66,334	1	(1)	—	—	—

Issuance of common stock pursuant to stock option plans	367,421	3	1,172	—	—	1,175

Stock-based compensation	—	—	212	—	—	212

Net loss	—	—	—	(3,717)	—	(3,717)

Balance at March 31, 2019	17,500,265	$175	$220,297	$(214,491)	$(1,415)	$4,566

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2017	16,711,512	$167	$217,389	$(201,865)	$(1,415)	$14,276

Cumulative impact from the adoption of ASC 606 (see Note 1)	—	—	—	107	—	107
Issuance of common stock relative to vesting of restricted stock, net of 18,385 shares forfeited for tax obligations	137,312	1	(58)	—	—	(57)

Issuance of common stock pursuant to stock option plans	—	—	—	—	—	—

Stock-based compensation	—	—	391	—	—	391

Net loss	—	—	—	(3,281)	—	(3,281)

Balance at March 31, 2018	16,848,824	$168	$217,722	$(205,039)	$(1,415)	$11,436

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2019, the results of operations of the Company for the three month periods ended March 31, 2019 and 2018, and cash flows of the Company for the three month periods ended March 31, 2019 and 2018.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 29, 2019. The results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future period.

Segments

The Company reports the results of two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of advanced image analysis and workflow products. The Therapy segment consists of radiation therapy (“Axxent”) products.

Lease Accounting

Adoption of ASC Topic 842, “Leases”

On January 1, 2019, the Company adopted the new accounting standard ASC 842, “Leases” and all the related amendments (“ASC 842”) and has applied its transition provisions at the beginning of the period of adoption (i.e. on the effective date), and so did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC 840, “Leases” (“ASC 840”), including its disclosure requirements, in the comparative periods presented. See Note 5 for the disclosures required upon adoption of ASC 842.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

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

	Three months ended March 31, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,790	$1,519	$4,253
Service contracts	1,322	516	1,838
Supply and source usage agreements	—	537	537
Professional services	—	33	33
Other	56	—	56

	$4,168	$2,605	$6,773

Timing of Revenue Recognition
Goods transferred at a point in time	$2,790	$1,632	$4,422
Services transferred over time	1,378	973	2,351

	$4,168	$2,605	$6,773

Sales Channels
Direct sales force	$2,057	$1,812	$3,869
OEM partners	2,111	—	2,111
Channel partners	—	793	793

	$4,168	$2,605	$6,773

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

	Three months ended March 31, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,489	$1,068	$3,503
Service contracts	1,468	362	1,830
Supply and source usage agreements	—	529	529
Professional services	—	144	144
Other	54	199	253

	$4,011	$2,302	$6,313

Timing of Revenue Recognition
Goods transferred at a point in time	2,489	1,271	$3,760
Services transferred over time	1,522	1,031	2,553

	$4,011	$2,302	$6,313

Sales Channels
Direct sales force	$1,867	$2,041	$3,908
OEM partners	2,144	—	2,144
Channel partners	—	261	261

	$4,011	$2,302	$6,313

Products. Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators, cancer therapy disposable applicators and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

Service Contracts. The Company sells service contracts in which the Company provides professional services including product installations, maintenance, training, and service repairs, and in certain cases leases equipment, to hospitals, imaging centers, radiological practices, and radiation oncologists and treatment centers. Upon the Company’s adoption of ASC 842 effective January 1, 2019, the lease components of the Company’s service contracts are no longer being separately accounted for under the lease guidance. As the lease component is not considered the predominant component of these service contracts, the Company is accounting for the whole contract under Topic 606. Prior to the adoption of ASC 842, the Company accounted for the lease components of these arrangements in accordance with ASC 840, “Leases,” and the remaining consideration was allocated to the other performance obligations identified in accordance with Topic 606. The consideration allocated to the lease component was recognized as lease revenue on a straight-line basis

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

over the specified term of the agreement. Revenue for the non-lease components, or the entire arrangement when accounted for under Topic 606, is recognized on a straight-line basis over the term of the agreement. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.

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

Balance at March 31, 2019
Receivables, which are included in ‘Trade accounts receivable’	$7,387
Contract assets, which are included in “Prepaid and other current assets”	14
Contract liabilities, which are included in “Deferred revenue”	5,450

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

The Company’s accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $7.4 million and $6.4 million as of March 31, 2019 and December 31, 2018, respectively.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

The Company will record a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company has classified the contract asset balance as a component of prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018. The contract asset balance was $14,000 and $19,000 as of March 31, 2019 and December 31, 2018, respectively.

Deferred revenue from contracts with customers is primarily composed of fees related to long-term service arrangements, which are generally billed in advance. Deferred revenue also includes payments for installation and training that has not yet been completed and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. Deferred revenue from contracts with customers is included in deferred revenue in the consolidated balance sheets. Deferred revenue on the consolidated balance sheet also includes $287,000 in amounts associated with service contracts accounted for under Topic 840 at December 31, 2018, prior to the adoption of ASC 842.

The balance of deferred revenue at March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018
Contract liabilities
Short term	$5,104	$5,165
Long term	346	331

Total	$5,450	$5,496

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Three Months Ended March 31, 2019
Balance at beginning of period	$5,496
Deferral of revenue	2,502
Recognition of deferred revenue	(2,548)

Balance at end of period	$5,450

We expect to recognize approximately $4.8 million of the deferred amount in 2019, $0.5 million in 2020, and $0.1 million thereafter.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

Note 2 – Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(3,717)	$(3,281)

Shares used in the calculation of basic and diluted net loss per share	17,200	16,583
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of net loss per share	17,200	16,583

Net loss per share - basic and diluted	$(0.22)	$(0.20)

The shares of the Company’s common stock issuable upon the exercise of convertible securities, stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended
	March 31,
	2019	2018
Stock options	1,548,818	1,378,258
Restricted stock	270,064	580,880
Convertible Debentures	1,742,500	—

Stock options and restricted stock	3,561,382	1,933,660

Note 3 – Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. Inventories consisted of the following (in thousands), which includes an inventory reserve of approximately $0.9 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

	as of March 31, 2019	as of December 31, 2018
Raw materials	$892	$606
Work in process	127	67
Finished Goods	971	914

Inventory	$1,990	$1,587

Note 4 – Financing Arrangements

(a)	Loan and Security Agreement

On August 7, 2017, the Company entered into a Loan and Security Agreement, which has been modified by the First Loan Modification Agreement dated as of March 22, 2018, the Second Loan Modification Agreement dated as of August 13, 2018, the Third Loan Modification Agreement dated as of December 20, 2018, and the Fourth Loan Modification Agreement dated as of March 18, 2019 (collectively, the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided an initial term loan facility (amounts borrowed thereunder, the “Initial Term Loan”) of $6.0 million and a $4.0 million revolving line of credit (amounts borrowed thereunder, the “Revolving Loans”). The Company also has the option to borrow an additional $3.0 million term loan under the Loan Agreement (amounts borrowed thereunder, the “Subsequent Term Loan” and together with the Initial Term Loan, the “Term Loan”), subject to meeting a Detection revenue minimum of at least $21.5 million for a trailing twelve month period ending on or prior to June 30, 2019.

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

The maturity date of the Revolving Loans is March 1, 2022. However, the maturity date will become April 30, 2020 or April 30, 2021 if, on or before March 15, 2020 or 2021, as applicable, the Company does not agree in writing to the Detection revenue and adjusted EBITDA covenant levels proposed by the Bank with respect to the upcoming 2020 or 2021 calendar year.

The outstanding Revolving Loans will accrue interest at a floating per annum rate equal to 1.50% above the prime rate for periods when the ratio of the Company’s unrestricted cash to the Company’s outstanding liabilities to the Bank, plus the amount of the Company’s total liabilities that mature within one year is at least 1.25 to 1.0. At all other times, the interest rate will be 0.50% above the prime rate. The outstanding Term Loans will accrue interest at a floating per annum rate equal to the prime rate.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

If the Revolving Loans are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to two percent (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loans prior to the maturity date, then the Company will pay to the Bank an amount between 1.0% and 3.0% of the Term Loans, depending on when such Term Loans are repaid. In addition, the Loan Agreement requires the Company to pay a final payment of 8.5% of the Term Loans upon the earliest of the repayment of the Term Loans, the termination of the Loan Agreement and the maturity date. The Company is accruing such payment as additional interest expense. As of March 31, 2019 and December 31, 2018, the accrued final payment is approximately $195,000 and $162,000, respectively and is a component of the outstanding loan balance.

The Loan Agreement, as amended, includes certain covenants which require the Company to maintain minimum consolidated revenues of $11.4 million, $11.6 million, $13.0 million and $14.5 million during the trailing six month periods ending on March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively, as well as adjusted EBITDA levels of $(3.5 million), $(4.0 million), $(4.0 million) and $(2.0 million) during the trailing six month periods ending on March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively. In addition, the Company and Silicon Valley Bank will be required to negotiate the covenants for the 2020 and 2021 fiscal years, with a failure to agree to such covenants by specified dates in the agreement leading to an acceleration of the Initial Term Loan maturity date to either April 30, 2020 or April 31, 2021, respectively. As of March 31, 2019, the Company is in compliance with the covenants.

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

March 31, 2019

any third party costs incurred. The additional closing costs and the unamortized initial closing costs are being amortized over the remaining term of the modified Initial Term Loan.

The carrying value of the Term Loans (net of debt issuance costs) as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018
Principal Amount of Term Loan	$5,800	$6,000
Unamortized closing costs	(51)	(57)
Accrued Final Payment	195	162

Carrying amount of Term Loan	5,944	6,105

Less current portion of Term Loan	(2,250)	(1,851)

Notes payable long-term portion	$3,694	$4,254

(b)	Convertible Debentures

On December 20, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited investors, including, but not limited to, all directors and executive officers of the Company (the “Investors”), pursuant to which the Investors purchased unsecured subordinated convertible debentures (the “Convertible Debentures” or the “Notes”) with an aggregate principal amount of approximately $7.0 million in a private placement.

The Company will pay interest to the Investors on the outstanding principal amount of the Convertible Debentures at the rate of 5.0% per annum, payable semi-annually on December 21st and June 21st, beginning on June 21, 2019, as well as on each conversion date (as to the principal amount then being converted) and on the maturity date. The Convertible Debentures mature on December 21, 2021.

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

March 31, 2019

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

The Convertible Debentures also include certain liquidated damages provisions, whereby the Company will be required to compensate the Investors for certain contingent events, such as the failure to timely deliver conversion shares of common stock, failure to timely pay any accrued interest when due and failure to timely report public information.

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

Certain Investors in the Convertible Debentures include directors and employees of the Company. These related parties purchased approximately 10% of the principal value of the Convertible Debentures, or $670,000. The Convertible Debentures issued to the related parties have substantially the same rights and provisions as the unrelated third party investors, with the exception of certain terms where the related parties received less favorable terms than the unrelated third parties (such as with determination of the make whole conversion rate, as defined in the Convertible Debentures; or limits on the impact of potential ‘down-round’ adjustments to the conversion price).

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

March 31, 2019

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

Fair Value Measurements Related to the Convertible Debentures

The Company utilized a Monte Carlo simulation model to estimate the fair value of the Convertible Debentures as March 31, 2019 and December 31, 2018. The simulation model is designed to capture the potential settlement features of the Convertible Debentures (the embedded features described above), in conjunction with simulated changes in the Company’s stock price and the probability of certain events occurring. The simulation utilizes 100,000 trials or simulations to determine the estimated fair value.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

The Company notes that the key inputs to the simulation model that were utilized to estimate the fair value of the Convertible Debentures included:

Input	December 31, 2018	March 31, 2019
Company’s stock price	$3.70	$5.17
Conversion price	$4.00	$4.00
Remaining term (years)	2.97	2.72
Equity volatility	54.00%	55.00%
Risk free rate	2.46%	2.18%
Probabilty of default event	0.81%	0.70%
Utilization of Forced Conversion (if available)	100.00%	100.00%
Exercise of Default Redemption (if available)	100.00%	100.00%
Effective discount rate	21.90%	21.26%

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

The effective discount rate utilized at December 31, 2018 was solved for utilizing the simulation model based on the principal value of the Convertible Debentures, as the transaction was determined to represent an ‘arm’s length’ transaction. The effective discount was corroborated against market yield data which implied the Company’s credit rating. The effective discount rate utilized at March 31, 2019 was based on this implied credit rating and current market yield data as of the valuation date.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

The fair value and principal value of the Convertible Debentures as of March 31, 2019 and December 31, 2018 was as follows (in thousands):

Convertible Debentures	December 31, 2018	March 31, 2019
Fair value, in accordance with fair value option	$6,970	$9,495

Principal value outstanding	$6,970	$6,970

The Company recorded a loss from the change in fair value of the Convertible Debentures of $2.5 million for the three months ended March 31, 2019. See also additional fair value disclosures related to the Convertible Debentures in Note 8.

(c)	Principal and Interest Payments Related to Financing Arrangements

Future principal and interest payments related to the Loan Agreement and Convertible Debentures are as follows (in thousands):

Fiscal Year	Amount Due
2019	$2,359
2020	$2,911
2021	$9,462

Total	$14,732

The following amounts are included in interest expense in our consolidated statement of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31
	2019	2018
Cash interest expense	$82	$68
Cash interest expense, convertible debentures	$87	$—
Accrual of notes payable final payment	32	66
Amortization of debt costs	7	7
Interest expense capital lease	1	1

Total interest expense	$209	$142

Note 5 – Lease Commitments

On January 1, 2019, the Company adopted ASC 842 and has applied its transition provisions at the beginning of the period of adoption (i.e. on the effective date), and so did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC 840, “Leases” (“ASC 840”), including its disclosure requirements, in the comparative periods presented.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

Under ASC 842, the Company determines if an arrangement contains a lease at inception. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. Leases are classified as either operating or financing. At lease inception, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as for lease incentives. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company determined the incremental borrowing rates for its leases by applying its applicable borrowing rate, with adjustment as appropriate for lease term. The lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties. Right-of-use assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the consolidated balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. The Company does not sublease any of its leased assets to third parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company has lessor agreements that contain lease and non-lease components. As the Company has determined that the non-lease component of these agreements is the predominant component, the Company is accounting for the complete agreement under ASC 606 upon adoption of ASC 842.

ASC 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the quarter ended March 31, 2019 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the quarter ended March 31, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to not separate the accounting for lease components and non-lease components for real estate and equipment leases.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

Required Disclosures under ASC 842

The Company has leases for office space and office equipment. The leases have remaining lease terms of less than 2 years.

The components of lease expense for the period are as follows (in thousands):

Lease Cost	Classification	Three Months Ended March 31, 2019
Operating lease cost	Operating expenses	$209
Finance lease costs
Amortization of leased assets	Amortization and depreciation	3
Interest on lease liabilities	Interest expense	1

Total		$213

Other information related to leases was as follows (in thousands)

Three Months Ended March 31, 2019
Cash paid for operating cash flows from operating leases	$209
Cash paid for operating cash flows from finance leases	$1
Cash paid for financing cash flows from finance leases	$3

As of March 31, 2019
Weighted-average remaining lease term of operating leases (in years)	1.05
Weighted-average remaining lease term of finance leases (in years)	1.50
Weighted-average discount rate for operating leases	0.0%
Weighted-average discount rate for finance leases	11.0%

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

Maturity of the Company’s lease liabilities as of March 31, 2019 was as follows (in thousands):

Year Ended December 31:	Operating Leases	Finance Leases	Total
2019 (remaining period of year)	$622	$12	$634
2020	212	13	225
2021	7	—	7

Total lease payments	841	25	866
Less: imputed interest	(26)	(2)	(28)

Total lease liabilities	815	23	838
Less: current portion of lease liabilities	(791)	(15)	(806)

Long-term lease liabilities	$24	$8	$32

The cumulative effect of the changes made to the Company’s consolidated balance sheet for the adoption of Topic 842 were as follows (in thousands):

Selected Balance Sheet	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2018
Assets
Operating lease assets	$—	$907	$907

Liabilities
Deferred rent, current portion (within accrued expenses)	92	(92)	—
Deferred rent, long-term portion (within other long-term liabilities)	27	(27)	—
Lease payable - current portion	15	780	795
Lease payable, long-term portion	38	179	217

In connection with the adoption of ASC 842, the Company recorded an immaterial expense of $14,000 in the quarter ended March 31, 2019 which would have been an opening retained earnings adjustment.

In accordance with the requirements of the new standard, the disclosure of the impact of the adoption on our consolidated balance sheet was as follows (in thousands):

	As of March 31, 2019
Selected Balance Sheet	As Reported	Balances without Adoption of ASC 842	Effect of Change Increase (Decrease)
Assets
Operating lease assets	$731	$—	$731

Liabilities
Lease payable - current portion	806	15	791
Lease payable, long-term portion	32	8	24

Future minimum payments under our operating and capital leases as of December 31, 2018 are as follows (in thousands):

	Payments due by period
	Total	2019	2020	2021	2022
Operating Lease Obligations	$964	$781	$183	$—	$—
Capital Lease Obligations	26	15	11	—	—

	$990	$796	$194	$—	$—

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

Note 6 - Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

The Company granted options to purchase 148,452 shares of the Company’s stock during the three months ended March 31, 2019. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended
	March 31,
	2019	2018
Average risk-free interest rate	2.38%	2.33%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	53.1% to 54.2%	60.8% to 61.3%
Weighted average exercise price	$4.35	$3.08
Weighted average fair value	$1.78	$1.40

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$1	$1
Engineering and product development	87	97
Marketing and sales	59	0
General and administrative	65	293

	$212	$391

As of March 31, 2019, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$1,579
Weighted average term	1.0

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted a total of 162,500 shares of performance based restricted stock during 2016 with performance measured on meeting a revenue target based on growth for fiscal year 2017 and vesting in three equal installments with the first installment vesting upon

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

measurement of the goal. In addition, a maximum of 108,333 additional shares were available to be earned based on exceeding the revenue goal. On March 30, 2018, in accordance with the performance award, the Board of Directors determined that the revenue goal had been met and a total of 189,583 shares were granted, with 63,194 vesting immediately and the remainder vesting on the first and second anniversary of the award date.

During the three months ended March 31, 2019, the Company granted 14,000 shares of restricted stock with time based vesting.

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended
	March 31,
Aggregate intrinsic value	2019	2018
Stock options	$2,273	$273
Restricted stock	1,396	1,789

The Company issued 367,421 shares of common stock and received cash proceeds of approximately $1.2 million during the quarter ended March 31, 2019 upon the exercise of outstanding stock options. The intrinsic value of restricted shares that vested in the three months ended March 31, 2019 was $385,000. The intrinsic value of restricted shares that vested in the three months ended March 31, 2018 was $0.5 million.

Note 7 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of March 31, 2019.

Other Commitments

The Company is obligated to pay approximately $2.0 million for firm purchase obligations to suppliers for future product and service deliverables.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

Litigation

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

March 31, 2019

Note 8 - Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and convertible debentures. Due to their short term nature and market rates of interest, the carrying amounts of the financial instruments (except the convertible debentures, which are measured at fair value in accordance with the fair value option election) approximated fair value as of March 31, 2019 and December 31, 2018.

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

March 31, 2019

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

Fair Value Measurements (000’s) as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$12,134	$—	$—	$12,134

Total Assets	$12,134	$—	$—	$12,134

Liabilities
Convertible debentures	$—	$—	$6,970	$6,970

Total Liabilities	$—	$—	$6,970	$6,970

Fair Value Measurements (000’s) as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$11,311	$—	$—	$11,311

Total Assets	$11,311	$—	$—	$11,311

Liabilities
Convertible debentures	$—	$—	$9,495	$9,495

Total Liabilities	$—	$—	$9,495	$9,495

The following sets forth a reconciliation of the changes in the fair value of convertible debentures during the period:

Three months ended March 31, 2019
Balance, December 31, 2018	$6,970
Fair value adjustment	2,525

Balance, March 31, 2019	$9,495

Note 9 - Income Taxes

The Company recorded an income tax provision of $8,000 and $13,000 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the Company had no material unrecognized tax benefits and a deferred tax liability of approximately $3,000 related to tax amortizable goodwill. No other adjustments were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2019.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

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

Note 10 - Goodwill

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

The Company records an impairment charge when such assessment indicates that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company did not have any triggering events in the quarter ended March 31, 2019.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

In January 2018, the Company adopted a plan to discontinue offering radiation therapy professional services to practices that provide the Company’s electronic brachytherapy solution for the treatment of non-melanoma skin cancer under the subscription service model within the Therapy Segment. As result, the Company no longer offers the subscription service model to customers. Based on the decision to discontinue offering radiation therapy professional services within the Therapy Segment, the Company revised its forecasts related to the Therapy segment, which the Company deemed to be a triggering event in the quarter ended December 31, 2017.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Detection	Therapy	Total
Balance at December 31, 2018	$8,362	$—	$8,362

Balance at March 31, 2019	$8,362	$—	$8,362

Accumulated Goodwill	$699	$6,270	$54,906
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(19,716)	(46,544)

Balance at March 31, 2019	$8,362	$—	$8,362

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

The Company determined there were no triggering events in the quarter ended March 31, 2019.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

In accordance with ASC 360-10-35-17, if the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the fair value of the asset (or asset group). The Company determined the “Asset Group” of the Company to be the assets of the Therapy segment and the Detection segment, which the Company considers to be the lowest level for which the identifiable cash flows were largely independent of the cash flows of other assets and liabilities.

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

The Company does not track assets by operating segment and our CODM does not use asset information by segment to allocate resources or make operating decisions.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Segment revenues:
Detection	$4,168	$4,011
Therapy	2,605	2,302

Total Revenue	$6,773	$6,313

Segment gross profit:
Detection	$3,467	$3,529
Therapy	1,815	969

Segment gross profit	$5,282	$4,498

Segment operating income (loss):
Detection	$302	$(13)
Therapy	221	(1,066)

Segment operating income (loss)	$523	$(1,079)

General, administrative, depreciation and amortization expense	$(1,557)	$(2,069)
Interest expense	(209)	(142)
Other income	59	22
Fair value of convertible debentures	(2,525)	—

Loss before income tax	$(3,709)	$(3,268)

Note 13 - Recent Accounting Pronouncements

On January 1, 2019, the Company adopted the new accounting standard ASC 842, “Leases” and all related amendments using the modified retrospective method for all lease arrangements in place as of the date of adoption. The Company recognized the cumulative effect of initially applying the new standard as an expense in the quarter ended March 31, 2019 as the amount was immaterial to the financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. In addition, upon electing the practical expedient to combine lease and non-lease components under ASC 842, the Company does not expect the changes to lessor accounting to impact

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

the amount or timing of revenue recognition, but will result in revenue to be recognized under ASC 606 because the non-lease component will be the predominant component in the arrangement. See Note 1 for details of the Company’s adoption of ASC 842.

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

In the Detection segment, our solutions include (i) advanced image analysis and workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, and (ii) a comprehensive range of high-performance, upgradeable Computer-Aided Detection (CAD) systems and workflow solutions for mammography, Magnetic Resonance Imaging (MRI) and Computed Tomography (CT).

The Company intends to continue the extension of its image analysis and clinical decision support solutions for mammography and CT imaging. The Company believes that advances in digital imaging techniques, such as 3D mammography, should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products.

In the Therapy segment, the Company offers an isotope-free cancer treatment platform technology the Xoft Electronic Brachytherapy System (“Xoft System”). The Xoft System can be used for the treatment of early- stage breast cancer, endometrial cancer, cervical cancer and skin cancer. We believe the Xoft System platform indications represent strategic opportunities in the United States and international markets to offer differentiated treatment alternatives. In addition, the Xoft System generates additional recurring revenue for the sale of consumables and related accessories which will continue to drive growth in this segment.

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and obsolescence, intangible assets, goodwill, income taxes, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation and the fair value of convertible notes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of January 1, 2019, we adopted ASC Topic 842. Refer to Note 1 of this Form 10-Q for disclosure of the changes related to this adoption.

There have been no additional material changes to our critical accounting policies as discussed in our 2018 Annual Report on Form 10-K (the “2018 10-K”). For a comprehensive list of the Company’s critical accounting policies, reference should be made to the 2018 10-K.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue: (in thousands)

	Three months ended March 31,
	2019	2018	Change	% Change
Detection revenue
Product revenue	$2,790	$2,489	$301	12.1%
Service and supplies revenue	1,378	1,522	(144)	(9.5)%

Subtotal	4,168	4,011	157	3.9%

Therapy revenue
Product revenue	1,032	525	507	96.6%
Service and supplies revenue	1,573	1,777	(204)	(11.5)%

Subtotal	2,605	2,302	303	13.2%

Total revenue	$6,773	$6,313	$460	7.3%

Three months ended March 31, 2019 and 2018:

Total revenue for the three month period ended March 31, 2019 was $6.7 million compared with revenue of $6.3 million for the three month period ended March 31, 2018, an increase of approximately $0.5 million, or 7.3%. The increase in revenue was due to an increase in Detection revenues of approximately $0.2 million, and an increase in Therapy revenues of $0.3 million.

Detection product revenue increased by approximately $301,000 or 12.1% in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in Detection product revenue is due primarily to an increase in direct sales of approximately $0.3 million.

Detection service and supplies revenue was approximately $1.5 million for the three months ended March 31, 2018 as compared to $1.3 million for the three months ended March 31, 2019. Service and supplies revenue reflects the sale of service contracts to our installed base of customers. Service and supplies revenue related to our installed base of customers and can vary from quarter to quarter.

Therapy product revenue was approximately $0.5 million for the three months ended March 31, 2018 as compared to $1.0 million for the three months ended March 31, 2019. Product revenue from the sale of our Axxent systems can vary significantly due to an increase or decrease in the number of units sold.

Therapy service and supply revenue decreased by approximately $0.2 million from $1.8 million for the three months ended March 31, 2018 to $1.6 million for the three months ended March 31, 2019. Therapy service and supplies revenue related to electronic brachytherapy for non-melanoma skin cancer for the three months ended March 31, 2018 was approximately $0.3 million as compared to $83,000 for the three months ended March 31, 2019, reflecting the wind-down of the subscription service model which the Company discontinued offering in early 2018. Source, service and disposable applicators remain a significant component of Therapy service revenue.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended March 31,
	2019	2018	Change	% Change
Products	$680	$458	$222	48.5%
Service and supplies	717	1,252	(535)	(42.7)%
Amortization and depreciation	94	105	(11)	(10.5)%

Total cost of revenue	$1,491	$1,815	$(324)	(17.9)%

Gross profit	$5,282	$4,498	$784	17.4%
Gross profit %	78.0%	71.2%

	Three months ended March 31,
	2019	2018	Change	% Change
Detection gross profit	$3,467	$3,529	$(62)	(1.8%)
Therapy gross profit	1,815	969	846	87.3%

Gross profit	$5,282	$4,498	$784	17.4%

Gross profit	78.0%	71.2%

Gross profit for the three month period ended March 31, 2019 was $5.3 million, or 78% of revenue as compared to $4.5 million or 71% of revenue in the three month period ended March 31, 2018. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

Cost of products increased by approximately $0.2 million from approximately $0.5 million for the three months ended March 31, 2018 to approximately $0.7 million for the three months ended March 31, 2019. The cost of product revenue as a percentage of product revenue was approximately 18% for the three months ended March 31, 2019 as compared to 15% for the three months ended March 31, 2018.

The cost of service and supplies was $0.7 million for the three months ended March 31, 2019 as compared to $1.3 million for the three months ended March 31, 2018. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 24% for the quarter ended March 31, 2019 as compared to 38% for the quarter ended March 31, 2018, which reflects the decrease of the cost of sales related to the wind-down of the Xoft subscription business.

Amortization and depreciation was approximately $0.1 million for the three month period ended March 31, 2018 and 2019.

Operating Expenses: (in thousands)

	Three months ended March 31,
	2019	2018	Change	Change %
Operating expenses:
Engineering and product development	$2,127	$3,339	$(1,212)	(36.3)%
Marketing and sales	2,573	2,166	407	18.8%
General and administrative	1,546	2,058	(512)	(24.9)%
Amortization and depreciation	70	83	(13)	(15.7)%

Total operating expenses	$6,316	$7,646	$(1,330)	(17.4)%

Operating expenses decreased by approximately $1.3 million, or 17.4%, in the three months ended March 31, 2019.

Engineering and Product Development. Engineering and product development costs were approximately $2.1 million for the three month period ended March 31, 2019 as compared to $3.3 million for the three month period ended March 31, 2018. Detection engineering and product development costs were $1.4 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. Therapy engineering and product development costs decreased by $0.3 million to $0.7 million for the three months ended March 31, 2019 from $1.0 million for the three months ended March 31, 2018. The decrease in Detection engineering and product development costs for the three months ended March 31, 2019 is due primarily to clinical expenses of approximately $1.0 million in the three months ended March 31, 2018 related to the development of the Company’s breast tomosynthesis product. The decrease in Therapy engineering and product development costs for the three months ended March 31, 2019 is due primarily to decreases in personnel and consulting expenses.

Marketing and Sales. Marketing and sales expenses increased by $0.4 million or 18.8%, from $2.2 million in the three month period ended March 31, 2018 to $2.6 million in the three month period ended March 31, 2019. Detection marketing and sales expense increased by $0.6 million from $1.1 million in the three months ended March 31, 2018 to $1.7 million in the three months ended March 31, 2019. Therapy marketing and sales expense decreased by $0.2 million from $1.1 million in the three months ended March 31, 2018 to $0.9 million in the three months ended March 31, 2019. The increase in Detection marketing and sales expense is due primarily to an increase in personnel costs and commissions as the Company has invested in additional commercial resources to help drive sales of the new Detection products, The decrease in Therapy marketing and sales is due primarily to decreases in personnel costs.

General and Administrative. General and administrative expenses decreased by $0.5 million or 24.9%, from $2.1 million in the three months ended March 31, 2018 as compared to approximately $1.5 million for the three months ended March 31, 2019. The decrease in General and administrative expenses is due primarily to a decrease in personnel costs and stock compensation expenses.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $70,000 in the quarter ended March 31, 2019 from $83,000 for the quarter ended March 31, 2018.

Other Income and Expense: (in thousands)

	Three months ended March 31,
	2019	2018	Change	Change %
Interest expense	$(209)	$(142)	$(67)	47.2%
Other income	59	22	37	168.2%
Loss on fair value of debentures	(2,525)	—	(2,525)	0.0%

	$(2,675)	$(120)	$(2,555)	2129.2%

Tax expense	$(8)	$(13)	$5	(38.5)%

Interest expense. Interest expense of $209,000 increased by $67,000 for the three month period ended March 31, 2019 as compared to interest expense of $142,000 for the three month period ended March 31, 2018. The increase in interest expense is due to the interest expense associated with the convertible debentures issued in December 2018.

Interest income. Interest income was $59,000 and $22,000, respectively, for the three month periods ended March 31, 2019 and 2018.

Loss on fair value of debentures. The Company recorded a loss of $2.5 million in the quarter ended March 31, 2019, which reflects an increase in the fair value of the Convertible Debentures from approximately $7.0 million to $9.5 million. The Company expects changes in the fair value of the Convertible Debentures to change from quarter to quarter as changes in the stock price of the Company drive changes in the underlying fair value of the instruments.

Tax expense. The Company had tax expense of $8,000 for the three month period ended March 31, 2019 as compared to tax expense of $13,000 for the three month period ended March 31, 2018. Tax expense is due primarily to state non-income and franchise based taxes.

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

As of March 31, 2019, the Company had current assets of $22.1 million including $11.3 million of cash and cash equivalents. Current liabilities are $15.1 million and working capital is $7.0 million. The ratio of current assets to current liabilities is 1.47:1.

In March 2019, in connection with the Fourth Loan Modification, the Company and the Bank agreed to covenant levels for minimum revenue and EBITDA covenants (the “Covenants”) under the Loan Agreement for fiscal year 2019. The Company is compliance with the Covenants for the quarter ended March 31, 2019.

	For the three months ended March 31,
	2019	2018
	(in thousands)
Net cash used for operating activities	$(1,813)	$(641)
Net cash used for investing activities	(29)	(24)
Net cash provided by (used for) financing activities	972	(60)

Decrease in cash and equivalents	$(870)	$(725)

Net cash used for operating activities for the three month period ended March 31, 2019 was $1.8 million, compared to net cash used for operating activities of $0.6 million for the three month period ended March 31, 2018. The cash used for operating activities for the three month period ended March 31, 2019 resulted primarily from our net loss offset by working capital changes resulting from increases in accounts receivable, inventory and prepaid assets, offset by increases in accounts payable and accrued expenses. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts and the timing of other payments.

Net cash used for investing activities for the three month period ended March 31, 2019 was $29,000, compared to $24,000 for the three month period ended March 31, 2018. The cash used for investing activities for the three month period ended March 31, 2019 was primarily for purchases of property and equipment.

Net cash provided by financing activities for the three month period ended March 31, 2019 was $972,000 as compared to cash used for financing activities of $60,000 for the three month period ended March 31, 2018. Cash provided by financing activities for the three months ended March 31, 2019 is due primarily to cash from stock option exercises. Cash used for financing activities for the three months ended March 31, 2018 is due primarily to taxes paid on the issuance of restricted stock to employees.

Contractual Obligations

In accordance with the transition disclosure requirements under ASC 840, the Company had the following commitments as of March 31, 2019:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$769	$769		$—	$—
Capital Lease Obligations	23	15	8	—	—
Settlement Obligations	463	463	—	—	—
Notes Payable - principal and interest	6,716	2,663	4,053	—	—
Convertible Debentures - principal and interest	8,015	349	7,666	—	—
Other Commitments	2,311	2,124	85	28	74

Total Contractual Obligations	$18,297	$6,383	$11,812	$28	$74

Operating and capital lease obligations are the minimum payments due under these obligations.

Settlement obligations represent the remaining payments of the obligation to Hologic.

Notes payable – principal and interest represents the payments due under the term loan from Silicon Valley Bank.

Convertible debentures – principal and interest represents the payments due related to the 5.0% convertible notes due 2021 that were issued by the Company in December 2018.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2019, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and have determined there are no changes in our internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

Beginning January 1, 2019, the Company implemented ASC 842, Leases. In relation to the adoption of this new standard, the Company implemented changes to our processes related to lessee and lessor accounting under the leasing guidance and the control activities within them. These included the development of new policies related to the identification of leases, including embedded leases, new training programs, ongoing lease contract review requirements, and the gathering of information necessary to provide for expanded disclosures.

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

Item 1A. Risk Factors:

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Factors that have affected, are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018 as filed with the SEC on March 29, 2019, and are incorporated by reference herein.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: May 15, 2019	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer

Date: May 15, 2019	By:	/s/ R. Scott Areglado
	Name:	R. Scott Areglado
	Title:	Chief Financial Officer