Form 10-Q
period 2019-06-30
ICAD INC
filed 2019-08-13
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     YES  ☐    NO  ☒

As of the close of business on August 9, 2019 there were 19,261,932 shares outstanding of the registrant’s Common Stock, $.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$19,567	$12,185
Trade accounts receivable, net of allowance for doubtful accounts of $202 in 2019 and $177 in 2018	6,771	6,403
Inventory, net	2,258	1,587
Prepaid expenses and other current assets	1,172	1,045

Total current assets	29,768	21,220

Property and equipment, net of accumulated depreciation of $6,356 in 2019 and $6,214 in 2018	546	552
Operating lease assets	552	—
Other assets	53	53
Intangible assets, net of accumulated amortization of $7,998 in 2019 and $7,809 in 2018	1,367	1,550
Goodwill	8,362	8,362

Total assets	$40,648	$31,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,727	$1,154
Accrued and other expenses	5,018	5,060
Notes payable—current portion	2,250	1,851
Lease payable—current portion	618	15
Deferred revenue	5,242	5,165

Total current liabilities	14,855	13,245

Lease payable, long-term portion	18	38
Notes payable, long-term portion	3,133	4,254
Convertible debentures payable to non-related parties, at fair value	10,379	6,300
Convertible debentures payable to related parties, at fair value	1,031	670
Deferred revenue, long-term portion	330	331
Deferred tax	3	3

Total liabilities	29,749	24,841

Commitments and Contingencies (Note 5 and 7)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 19,447,763 in 2019 and 17,066,510 in 2018; outstanding 19,261,932 in 2019 and 16,880,679 in 2018	194	171
Additional paid-in capital	230,141	218,914
Accumulated deficit	(218,021)	(210,774)
Treasury stock at cost, 185,831 shares in 2019 and 2018	(1,415)	(1,415)

Total stockholders’ equity	10,899	6,896

Total liabilities and stockholders’ equity	$40,648	$31,737

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended June 30th,		Six Months Ended June 30th,
	2019	2018	2019	2018
Revenue:
Products	$4,353	$3,194	$8,175	$6,208
Service and supplies	2,976	2,968	5,927	6,267

Total revenue	7,329	6,162	14,102	12,475
Cost of revenue:
Products	645	537	1,325	995
Service and supplies	858	739	1,575	1,991
Amortization and depreciation	100	102	194	207

Total cost of revenue	1,603	1,378	3,094	3,193

Gross profit	5,726	4,784	11,008	9,282

Operating expenses:
Engineering and product development	2,139	2,057	4,266	5,396
Marketing and sales	3,120	2,006	5,693	4,172
General and administrative	1,858	1,583	3,404	3,641
Amortization and depreciation	67	77	137	160

Total operating expenses	7,184	5,723	13,500	13,369

Loss from operations	(1,458)	(939)	(2,492)	(4,087)
Interest expense	(202)	(113)	(411)	(255)
Other income	64	29	123	51
Loss on fair value of convertible debentures	(1,915)	—	(4,440)	—

Other expense, net	(2,053)	(84)	(4,728)	(204)
Loss before income tax expense	(3,511)	(1,023)	(7,220)	(4,291)

Tax expense	(19)	(4)	(27)	(17)

Net loss and comprehensive loss	$(3,530)	$(1,027)	$(7,247)	$(4,308)

Net loss per share:
Basic	$(0.20)	$(0.06)	$(0.42)	$(0.26)

Diluted	$(0.20)	$(0.06)	$(0.42)	$(0.26)

Weighted average number of shares used in computing loss per share:
Basic	17,640	16,664	17,422	16,624

Diluted	17,640	16,664	17,422	16,624

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30,
	2019	2018
	(in thousands)
Cash flow from operating activities:
Net loss	$(7,247)	$(4,308)
Adjustments to reconcile net loss to net cash used for by operating activities:
Amortization	189	189
Depreciation	142	178
Bad debt provision	31	101
Inventory obsolesence reserve	—	(7)
Stock-based compensation expense	516	773
Amortization of debt discount and debt costs	79	102
Deferred tax expense	—	(13)
Loss on disposal of assets	—	12
Change in fair value of convertible debentures	4,440	—
Changes in operating assets and liabilities:
Accounts receivable	(399)	2,198
Inventory	(671)	30
Prepaid and other current assets	51	91
Accounts payable	573	(490)
Accrued expenses	(184)	(1,209)
Deferred revenue	76	890

Total adjustments	4,843	2,845

Net cash used for operating activities	(2,404)	(1,463)

Cash flow from investing activities:
Additions to patents, technology and other	(7)	(4)
Additions to property and equipment	(136)	(60)

Net cash used for investing activities	(143)	(64)

Cash flow from financing activities:
Stock option exercises	1,395	—
Taxes paid related to restricted stock issuance	(12)	(63)
Principal payments of capital lease obligations	(6)	(6)
Principal repayment of debt financing, net	(800)	—
Proceeds from issuance of common stock	10,350	—
Issuance costs from common stock	(998)	—

Net cash provided by (used for) financing activities	9,929	(69)

Increase (decrease) in cash and equivalents	7,382	(1,596)
Cash and equivalents, beginning of period	12,185	9,387

Cash and equivalents, end of period	$19,567	$7,791

Supplemental disclosure of cash flow information:
Interest paid	$335	$139

Taxes paid	$27	$35

Right-of-use assets obtained in exchange for new operating lease liabilities	$907	$—

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity YTD

(in thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2018	17,066,510	$171	$218,914	$(210,774)	$(1,415)	$6,896

Issuance of common stock relative to vesting of restricted stock shares forfeited for tax obligations	71,122	1	(14)	—	—	(13)
Issuance of common stock pursuant to stock option plans	428,313	4	1,391	—	—	1,395
Stock Issuance Net	1,881,818	18	9,334			9,352
Stock-based compensation	—	—	516	—	—	516
Net loss	—	—	—	(7,247)	—	(7,247)

Balance at June 30, 2019	19,447,763	$194	$230,141	$(218,021)	$(1,415)	$10,899

Consolidated Statements of Stockholders’ Equity QTD

(in thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at March 31, 2019	17,500,265	$175	$220,296	$(214,491)	$(1,415)	$4,565

Issuance of common stock relative to vesting of restricted stock shares forfeited for tax obligations	4,788	0	(13)	—	—	(13)
Issuance of common stock pursuant to stock option plans	60,892	1	220	—	—	221
Stock Issuance Net	1,881,818	18	9,334			9,352
Stock-based compensation	—	—	304	—	—	304
Net loss	—	—	—	(3,530)	—	(3,530)

Balance at June 30, 2019	19,447,763	$194	$230,141	$(218,021)	$(1,415)	$10,899

Consolidated Statements of Stockholders’ Equity YTD

(in thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders Equity
Balance at December 31, 2017	16,711,512	$167	$217,389	$(201,865)	$(1,415)	$14,276

Cumulative impact from the adoption of ASC 606 (see Note 1)	—	—	—	107	—	107
Issuance of common stock relative to vesting of restricted stock, net of 18,385 shares forfeited for tax obligations	142,373	1	(62)	—	—	(61)
Issuance of common stock pursuant to stock option plans	—	—	—	—	—	—
Stock-based compensation	—	—	773	—	—	773
Net loss	—	—	—	(4,308)	—	(4,308)

Balance at June 30, 2018	16,853,885	$168	$218,100	$(206,066)	$(1,415)	$10,787

Consolidated Statements of Stockholders’ Equity QTD

(in thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at March 31, 2018	16,848,824	$168	$217,722	$(205,039)	$(1,415)	$11,436

Cumulative impact from the adoption of ASC 606 (see Note 1)	—	—	—	—	—	—
Issuance of common stock relative to vesting of restricted stock, net of 19,991 shares forfeited for tax obligations	5,061	—	(5)	—	—	(5)
Issuance of common stock pursuant to stock option plans	—	—	—	—	—	—
Stock-based compensation	—	—	383	—	—	383
Net loss	—	—	—	(1,027)	—	(1,027)

Balance at June 30, 2018	16,853,885	$168	$218,100	$(206,066)	$(1,415)	$10,787

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2019, the results of operations of the Company for the three and six month periods ended June 30, 2019 and 2018, and cash flows of the Company for the six month periods ended June 30, 2019 and 2018.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2018 filed with the SEC on March 29, 2019. The results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future period.

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

June 30, 2019

Disaggregation of Revenue

The following tables presents our revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel, reconciled to our reportable segments (in thousands).

	Three months ended June 30, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,808	$1,050	$4,858
Service contracts	1,354	475	1,829
Supply and source usage agreements	—	526	526
Professional services	—	8	8
Other	47	61	108

	$5,209	$2,120	$7,329

Timing of Revenue Recognition
Goods transferred at a point in time	$3,808	$1,144	$4,952
Services transferred over time	1,401	976	2,377

	$5,209	$2,120	$7,329

Sales Channels
Direct sales force	$2,863	$1,701	$4,564
OEM partners	2,346	—	2,346
Channel partners	—	419	419

	$5,209	$2,120	$7,329

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

	Six months ended June 30, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$6,598	$2,569	$9,167
Service contracts	$2,676	$991	3,667
Supply and source usage agreements	$—	$1,063	1,063
Professional services	$—	$41	41
Other	$103	$61	164

	$9,377	$4,725	$14,102

Timing of Revenue Recognition
Goods transferred at a point in time	$6,598	$2,776	$9,374
Services transferred over time	$2,779	$1,949	4,728

	$9,377	$4,725	$14,102

Sales Channels
Direct sales force	$4,974	$3,513	$8,487
OEM partners	$4,403	$—	4,403
Channel partners	$—	$1,212	1,212

	$9,377	$4,725	$14,102

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

	Three months ended June 30, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,486	$1,176	$3,662
Service contracts	1,310	347	1,657
Supply and source usage agreements	—	558	558
Professional services	—	50	50
Other	55	41	96

	$3,851	$2,172	$6,023

Timing of Revenue Recognition
Goods transferred at a point in time	2,486	1,199	$3,685
Services transferred over time	1,365	973	2,338

	$3,851	$2,172	$6,023

Sales Channels
Direct sales force	$2,114	$1,917	$4,031
OEM partners	1,737	—	1,737
Channel partners	—	255	255

	$3,851	$2,172	$6,023

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

	Six months ended June 30, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$4,975	$2,244	$7,219
Service contracts	$2,778	$709	3,487
Supply and source usage agreements	$—	$1,087	1,087
Professional services	$—	$194	194
Other	$109	$240	349

	$7,862	$4,474	$12,336

Timing of Revenue Recognition
Goods transferred at a point in time	$4,975	$2,470	$7,445
Services transferred over time	$2,887	$2,004	4,891

	$7,862	$4,474	$12,336

Sales Channels
Direct sales force	$3,981	$3,958	$7,939
OEM partners	$3,881	$—	3,881
Channel partners	$—	$516	516

	$7,862	$4,474	$12,336

Products. Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators, cancer therapy disposable applicators and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

Service Contracts. The Company sells service contracts in which the Company provides professional services including product installations, maintenance, training, and service repairs, and in certain cases leases equipment, to hospitals, imaging centers, radiological practices, and radiation oncologists and treatment centers. Upon the Company’s adoption of ASC 842 effective January 1, 2019, the lease components of the Company’s service contracts are no longer being separately accounted for under the lease guidance. As the lease component is not considered the predominant component of these service contracts, the Company is accounting for the whole contract under Topic 606. Prior to the adoption of ASC 842, the Company accounted for the lease components of these arrangements in accordance with ASC 840, “Leases,” and the remaining consideration was allocated to the other performance obligations identified in accordance with Topic 606. The consideration allocated to the lease component was recognized as lease revenue on a straight-line basis over the specified term of the agreement. Revenue for the non-lease components, or the entire arrangement when accounted for under Topic 606, is recognized on a straight-line basis over

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

the term of the agreement. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.

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

Balance at June 30, 2019
Receivables, which are included in ‘Trade accounts receivable’	$6,771
Contract assets, which are included in “Prepaid and other current assets”	91
Contract liabilities, which are included in “Deferred revenue”	5,572

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

The Company’s accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $6.8 million and $6.4 million as of June 30, 2019 and December 31, 2018, respectively.

The Company will record a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company has classified the contract asset balance as a component of prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018. The contract asset balance was $91,000 and $19,000 as of June 30, 2019 and December 31, 2018, respectively.

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

The balance of deferred revenue at June 30, 2019 and December 31, 2018 is as follows (in thousands):

Contract liabilities	June 30, 2019	December 31, 2018
Short term	$5,242	$5,165
Long term	330	331

Total	$5,572	$5,496

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Six Months Ended June 30, 2019
Balance at beginning of period	$5,496
Deferral of revenue	5,406
Recognition of deferred revenue	(5,330)

Balance at end of period	$5,572

We expect to recognize approximately $4.0 million of the deferred amount in 2019, $1.3 million in 2020, and $0.3 million thereafter.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

Note 2 – Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(3,530)	$(1,027)	$(7,247)	$(4,308)

Shares used in the calculation of basic and diluted net loss per share	17,640	16,664	17,422	16,624

Diluted shares used in the calculation of net loss per share	17,640	16,664	17,422	16,624

Net loss per share—basic and diluted	$(0.20)	$(0.06)	$(0.42)	$(0.26)

The shares of the Company’s common stock issuable upon the exercise of convertible securities, stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended June 30,
	2019	2018
Stock options	1,519,713	1,394,275
Restricted stock	262,732	574,213
Convertible Debentures	1,742,500	—

Stock options and restricted stock	3,524,945	1,968,488

Note 3 – Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. Inventories consisted of the following (in thousands), which includes an inventory reserve of approximately $0.8 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

	as of June 30, 2019	as of December 31, 2018
Raw materials	$1,157	$606
Work in process	145	67
Finished Goods	956	914

Inventory	$2,258	$1,587

Note 4 – Financing Arrangements

(a) Loan and Security Agreement

On August 7, 2017, the Company entered into a Loan and Security Agreement, which has been modified by the First Loan Modification Agreement dated as of March 22, 2018, the Second Loan Modification Agreement dated as of August 13, 2018, the Third Loan Modification Agreement dated as of December 20, 2018, and the Fourth Loan Modification Agreement dated as of March 18, 2019 (collectively, the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided an initial term loan facility (amounts borrowed thereunder, the “Initial Term Loan”) of $6.0 million and a $4.0 million revolving line of credit (amounts borrowed thereunder, the “Revolving Loans”). The Company also has the option to borrow an additional $3.0 million term loan under the Loan Agreement (amounts borrowed thereunder, the “Subsequent Term Loan” and together with the Initial Term Loan, the “Term Loan”), subject to meeting a Detection revenue minimum of at least $21.5 million for a trailing twelve month period ending on or prior to June 30, 2019. The Company did not meet the minimum Detection revenue minimum for the trailing twelve month period and accordingly is not eligible to borrow the additional $3.0 million.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

If the Revolving Loans are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to two percent (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loans prior to the maturity date, then the Company will pay to the Bank an amount between 1.0% and 3.0% of the Term Loans, depending on when such Term Loans are repaid. In addition, the Loan Agreement requires the Company to pay a final payment of 8.5% of the Term Loans upon the earliest of the repayment of the Term Loans, the termination of the Loan Agreement and the maturity date. The Company is accruing such payment as additional interest expense. As of June 30, 2019 and December 31, 2018, the accrued final payment is approximately $227,000 and $162,000, respectively and is a component of the outstanding loan balance.

The Loan Agreement, as amended, includes certain covenants which require the Company to maintain minimum consolidated revenues of $11.6 million, $13.0 million and $14.5 million during the trailing six month periods ending on June 30, 2019, September 30, 2019 and December 31, 2019, respectively, as well as adjusted EBITDA levels of $(4.0 million), $(4.0 million) and $(2.0 million) during the trailing six month periods ending on June 30, 2019, September 30, 2019 and December 31, 2019, respectively. In addition, the Company and Silicon Valley Bank will be required to negotiate the covenants for the 2020 and 2021 fiscal years by March 15, 2020 and March 15, 2021 respectively. A failure to agree to such covenants by the specified dates in the agreement could lead to an acceleration of the Initial Term Loan maturity date to either April 30, 2020 or April 31, 2021, respectively. The Company is in compliance with the covenants for the six month period ended June 30, 2019.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

The carrying value of the Term Loans (net of debt issuance costs) as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019	December 31, 2018
Principal Amount of Term Loan	$5,200	$6,000
Unamortized closing costs	(44)	(57)
Accrued Final Payment	227	162

Carrying amount of Term Loan	5,383	6,105

Less current portion of Term Loan	(2,250)	(1,851)

Notes payable long-term portion	$3,133	$4,254

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

The Company will pay interest to the Investors on the outstanding principal amount of the Convertible Debentures at the rate of 5.0% per annum, payable semi-annually on December 21st and June 21st, beginning on June 21, 2019, as well as on each conversion date (as to the principal amount then being converted) and on the maturity date. The Convertible Debentures mature on December 21, 2021. The first interest payment of $174,250 was made in accordance with the schedule this quarter.

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

June 30, 2019

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

June 30, 2019

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

Fair Value Measurements Related to the Convertible Debentures

The Company utilized a Monte Carlo simulation model to estimate the fair value of the Convertible Debentures as June 30, 2019. The simulation model is designed to capture the potential settlement features of the Convertible Debentures (the embedded features described above), in conjunction with simulated changes in the Company’s stock price and the probability of certain events occurring. The simulation utilizes 100,000 trials or simulations to determine the estimated fair value.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

The Company notes that the key inputs to the simulation model that were utilized to estimate the fair value of the Convertible Debentures included:

Input	December 31, 2018	June 30, 2019
Company’s stock price	$3.70	$6.37
Conversion price	$4.00	$4.00
Remaining term (years)	2.97	2.47
Equity volatility	54.00%	54.00%
Risk free rate	2.46%	1.72%
Probabilty of default event	0.81%	55.00%
Utilization of Forced Conversion (if available)	100.00%	100.00%
Exercise of Default Redemption (if available)	100.00%	100.00%
Effective discount rate	21.90%	20.86%

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

The effective discount rate utilized at December 31, 2018 was solved for utilizing the simulation model based on the principal value of the Convertible Debentures, as the transaction was determined to represent an ‘arm’s length’ transaction. The effective discount was corroborated against market yield data which implied the Company’s credit rating. The effective discount rate utilized at June 30, 2019 was based on this implied credit rating and current market yield data as of the valuation date.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

The fair value and principal value of the Convertible Debentures as of June 30, 2019 and December 31, 2018 was as follows (in thousands):

Convertible Debentures	December 31, 2018	June 30, 2019
Fair value, in accordance with fair value option	$6,970	$11,410

Principal value outstanding	$6,970	$6,970

The Company recorded a loss from the change in fair value of the Convertible Debentures of $4.4 million for the six months ended June 30, 2019. See also additional fair value disclosures related to the Convertible Debentures in Note 8.

(c) Principal and Interest Payments Related to Financing Arrangements

Future principal and interest payments related to the Loan Agreement and Convertible Debentures are as follows (in thousands):

Fiscal Year	Amount Due
2019	$1,506
2020	$2,911
2021	$9,462

Total	$13,879

The following amounts are included in interest expense in our consolidated statement of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	2019	2018	2019	2018
Cash interest expense	$75	$73	$157	$141
Interest on convertible debentures	87	—	174	—
Accrual of notes payable final payment	32	32	64	98
Amortization of debt costs	7	7	14	14
Interest expense capital lease	1	1	2	2

Total interest expense	$202	$113	$411	$255

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

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

ASC 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and identified two lease modifications which are reflected in the table below showing the maturity of the Company’s lease liabilities as of June 30, 2019. This includes an extension of an operating lease for the facility leased by the Company in San Jose as well as some equipment. In addition, there were no impairment indicators identified during the quarter ended June 30, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to not separate the accounting for lease components and non-lease components for real estate and equipment leases.

Required Disclosures under ASC 842

The Company has leases for office space and office equipment. The leases have remaining lease terms ranging from less than one year to three years and 9 months as of June 30, 2019.

The components of lease expense for the period are as follows (in thousands):

Lease Cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Operating expenses	$209	$418
Finance lease costs
Amortization of leased assets	Amortization and depreciation	3	7
Interest on lease liabilities	Interest expense	1	2

Total		$213	$427

Other information related to leases was as follows (in thousands)

Three Months Ended June 30, 2019
Cash paid for operating cash flows from operating leases	$209
Cash paid for operating cash flows from finance leases	$1
Cash paid for financing cash flows from finance leases	$3

As of June 30, 2019
Weighted-average remaining lease term of operating leases (in years)	1.05
Weighted-average remaining lease term of finance leases (in years)	1.30
Weighted-average discount rate for operating leases	0.0%
Weighted-average discount rate for finance leases	11.0%

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

Maturity of the Company’s lease liabilities as of June 30, 2019 was as follows (in thousands):

Year Ended December 31:	Operating Leases	Finance Leases	Total
2019 (remaining period of year)	$413	$8	$421
2020	212	11	223
2021	7	—	7

Total lease payments	632	19	651
Less: imputed interest	(14)	(1)	(15)

Total lease liabilities	618	18	636
Less: current portion of lease liabilities	(603)	(15)	(618)

Long-term lease liabilities	$15	$3	$18

Subsequent to June 30, 2019, the Company executed an extension of the lease in San Jose that has not yet commenced. The lease extended from March 31, 2020 to March 31, 2023 and results in an additional obligation of $2.1 million.

The cumulative effect of the changes made to the Company’s consolidated balance sheet for the adoption of Topic 842 were as follows (in thousands):

Selected Balance Sheet	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2018
Assets
Operating lease assets	$—	$907	$907
Liabilities
Deferred rent, current portion (within accrued expenses)	92	(92)	—
Deferred rent, long-term portion (within other long-term liabilities)	27	(27)	—
Lease payable—current portion	15	780	795
Lease payable, long-term portion	38	179	217

In connection with the adoption of ASC 842, the Company recorded an immaterial expense of $14,000 in the quarter ended March 31, 2019 which would have been an opening retained earnings adjustment.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

In accordance with the requirements of the new standard, the disclosure of the impact of the adoption on our consolidated balance sheet was as follows (in thousands):

	As of June 30, 2019
Selected Balance Sheet	As Reported	Balances without Adoption of ASC 842	Effect of Change Increase (Decrease)
Assets
Operating lease assets	$552	$—	$552
Liabilities
Lease payable—current portion	618	15	603
Lease payable, long-term portion	18	8	10

	Payments due by period
	Total	2019	2020	2021
Operating Lease Obligations	$632	$413	$212	$7
Capital Lease Obligations	26	15	11	—

	$658	$428	$223	$7

Note 6 – Stock-Based Compensation

The Company follows the guidance in ASC Topic 718, “Compensation – Stock Compensation”, (“ASC 718”).

The Company granted options to purchase 48,285 and 196,737 shares of the Company’s stock during the three and six months ended June 30, 2019. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average risk-free interest rate	1.97%	2.62%	2.23%	2.50%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	51.9% to 54.2%	61.6%	51.9% to 54.2%	60.8% to 61.6%
Weighted average exercise price	$5.81	$3.08	$4.78	$3.08
Weighted average fair value	$2.35	$1.42	$1.93	$1.41

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$1	$1	2	$2
Engineering and product development	32	100	119	197
Marketing and sales	57	57	116	57
General and administrative	214	224	279	517

	$304	$382	$516	$773

As of June 30, 2019, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$1,383
Weighted average term	1.1

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

During the three and six months ended June 30, 2019, the Company granted 0 and 14,000 shares of restricted stock respectively with time based vesting.

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended June 30,
Aggregate intrinsic value	2019	2018
Stock options	$3,585	$261
Restricted stock	1,674	1,789

The Company issued 60,892 and 428,313 shares of common stock upon the exercise of outstanding stock options in the three and six months ended June 30, 2019, respectively. The Company received cash proceeds of approximately $0.2 and $1.4 million in the three and six months ended June 30, 2019, respectively. The intrinsic value of restricted shares that vested in the three and six months ended June 30, 2019 was $0.1 million and $0.5 million, respectively. The intrinsic value of restricted shares that vested in the six months ended June 30, 2018 was $0.5 million.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

Note 7 – Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of June 30, 2019.

Other Commitments

The Company is obligated to pay approximately $2.3 million for firm purchase obligations to suppliers for future product and service deliverables.

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

June 30, 2019

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and convertible debentures. Due to their short term nature and market rates of interest, the carrying amounts of the financial instruments (except the convertible debentures, which are measured at fair value in accordance with the fair value option election) approximated fair value as of June 30, 2019 and December 31, 2018.

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

Fair Value Measurements (000’s) as of December 31, 2018

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$12,134	$—	$—	$12,134

Total Assets	$12,134	$—	$—	$12,134

Liabilities
Convertible debentures	$—	$—	$6,970	$6,970

Total Liabilities	$—	$—	$6,970	$6,970

Fair Value Measurements (000’s) as of June 30, 2019

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$19,567	$—	$—	$19,567

Total Assets	$19,567	$—	$—	$19,567

Liabilities
Convertible debentures	$—	$—	$11,410	$11,410

Total Liabilities	$—	$—	$11,410	$11,410

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

The following sets forth a reconciliation of the changes in the fair value of the convertible debenture during the period:

Six months ended June 30, 2019
Balance, December 31, 2018	$6,970
Fair value adjustment	4,440

Balance, June 30, 2019	$11,410

Note 9 – Income Taxes

The Company recorded an income tax provision of $19,000 and $27,000 for the three and six months ended June 30, 2019, respectively. The Company recorded an income tax provision of $4,000 and $17,000 for three and six months ended June 30, 2018, respectively. At June 30, 2019, the Company had no material unrecognized tax benefits and a deferred tax liability of approximately $3,000 related to tax amortizable goodwill. No other adjustments were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2019.

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

June 30, 2019

•	significant negative industry or economic trends;

•	significant decline in the Company’s stock price for a sustained period; and

•	a decline in the Company’s market capitalization below net book value.

The Company records an impairment charge when such assessment indicates that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company did not have any triggering events in the quarter ended June 30, 2019.

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

June 30, 2019

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

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Detection	Therapy	Total
Balance at December 31, 2018	$8,362	$—	$8,362

Balance at June 30, 2019	$8,362	$—	$8,362

Accumulated Goodwill	$699	$6,270	$54,906
Fair value allocation	7,663	13,446	—
Accumulated impairment	—	(19,716)	(46,544)

Balance at June 30, 2019	$8,362	$—	$8,362

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

June 30, 2019

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

The Company determined there were no triggering events in the quarter ended June 30, 2019.

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

June 30, 2019

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

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment revenues:
Detection	$5,209	$3,990	$9,377	$8,001
Therapy	2,120	2,172	4,725	4,474

Total Revenue	$7,329	$6,162	$14,102	$12,475

Segment gross profit:
Detection	$4,356	$3,456	$7,823	$6,985
Therapy	1,370	1,328	3,185	2,297

Segment gross profit	$5,726	$4,784	$11,008	$9,282

Segment operating income (loss):
Detection	$673	$1,019	$975	$1,006
Therapy	(264)	(360)	(43)	(1,426)

Segment operating income (loss)	$409	$659	$932	$(420)

General, administrative, depreciation and amortization expense	$(1,867)	$(1,598)	$(3,424)	$(3,667)
Interest expense	(202)	(113)	(411)	(255)
Other income	64	29	123	51
Fair value of convertible debentures	(1,915)	—	(4,440)	—

Loss before income tax	$(3,511)	$(1,023)	$(7,220)	$(4,291)

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

Note 13 – Recent Accounting Pronouncements

On January 1, 2019, the Company adopted the new accounting standard ASC 842, “Leases” and all related amendments using the modified retrospective method for all lease arrangements in place as of the date of adoption. The Company recognized the cumulative effect of initially applying the new standard as an expense in the quarter ended June 30, 2019 as the amount was immaterial to the financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. In addition, upon electing the practical expedient to combine lease and non-lease components under ASC 842, the Company does not expect the changes to lessor accounting to impact the amount or timing of revenue recognition, but will result in revenue to be recognized under ASC 606 because the non-lease component will be the predominant component in the arrangement. See Note 1 for details of the Company’s adoption of ASC 842.

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

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

Revenue: (in thousands)

	Three months ended June 30,
	2019	2018	Change	% Change
Detection revenue
Product revenue	$3,808	$2,486	$1,322	53.2%
Service revenue	1,401	1,504	(103)	(6.8)%

Subtotal	5,209	3,990	1,219	30.6%

Therapy revenue
Product revenue	545	708	(163)	(23.0)%
Service revenue	1,575	1,464	111	7.6%

Subtotal	2,120	2,172	(52)	(2.4)%

Total revenue	$7,329	$6,162	$1,167	18.9%

Three months ended June 30, 2019 and 2018:

Total revenue for the three months ended June 30, 2019 was $7.3 million compared with revenue of $6.2 million for the three months ended June 30, 2018. This is an increase of approximately $1.1 million, or 18.9%. The increase in revenue is due to an increase in Detection revenue of approximately $1.2 million offset by a slight decrease in Therapy revenue of $0.1 million.

Detection product revenue increased by approximately $1.3 million from $2.5 million for three month period ended June 2018 to $3.8 million for three months period ended June 30, 2018. This represents increases of 53.8%. The increase in Detection product revenue is due primarily to an increase in direct sales.

Detection service and supplies revenue decreased $0.1 million from approximately $1.5 million for the three months ended June 30, 2018 to $1.4 million for the three months ended June 30, 2019. Service and supplies revenue reflects the sale of service contracts to our installed base of customers and can vary from quarter to quarter.

Therapy product revenue decreased by $0.2 million from $0.7 million for the three months ended June 30, 2018 to $0.5 for the three months ended June 30, 2019. Therapy product revenue related to the sale of our Axxent systems can vary significantly from quarter to quarter due to an increase or decrease in the number of units sold.

Therapy service and supply revenue increased by approximately $0.1 million from $1.5 million for the three months ended June 30, 2018 to $1.6 million for the three months ended June 30, 2019. Source, service and disposable applicators remain a significant component of Therapy service revenue.

	Six months ended June 30,
	2019	2018	Change	% Change
Detection revenue
Product revenue	$6,613	$4,975	$1,638	32.9%
Service revenue	2,764	3,026	(262)	(8.7)%

Subtotal	9,377	8,001	1,376	17.2%

Therapy revenue
Product revenue	1,577	1,233	344	27.9%
Service revenue	3,148	3,241	(93)	(2.9)%

Subtotal	4,725	4,474	251	5.6%

Total revenue	$14,102	$12,475	$1,627	13.0%

Six months ended June 30, 2019 and 2018:

Total revenue for the six months ended June 30, 2019 was $14.1 compared with revenue of $12.5 million for the six months ended June 30, 2018. This is an increase of approximately $1.6 million, or 13.0%. The increase in revenue is due to an increase in Detection revenues of approximately $1.4 million and in Therapy revenue of $0.2 million.

Detection product revenue increased by approximately $1.6 million from $5.0 million for the six month period ending June 2018 to $6.6 million for the six month period ended June 30, 2018. This represents increases of 32.9%. The increase in Detection product revenue is due primarily to an increase in direct sales.

Detection service and supplies revenue decreased $0.2 million from approximately $3.0 million for the six months ended June 30, 2018 to $2.8 million for the six months ended June 30, 2019. Detection service and supplies revenue reflects the sale of service contracts to our installed base of customers, and can vary from quarter to quarter.

Therapy product revenue increased by $0.4 million from $1.2 million for the six months ended June 30, 2018 to $1.6 million for the six months ended June 30, 2019. Product revenue from the sale of our Axxent systems can vary significantly due to an increase or decrease in the number of units sold.

Therapy service and supply revenue decreased by approximately $0.1 million from $3.2 million for the six months ended June 30, 2018 to $3.1 million for the six months ended June 30, 2019.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended June 30,
	2019	2018	Change	% Change
Products	$645	$537	$108	20.1%
Service and supplies	858	739	119	16.1%
Amortization and depreciation	100	102	(2)	(2.0)%

Total cost of revenue	$1,603	$1,378	$225	16.3%

Gross profit	$5,726	$4,784	$942	19.7%
Gross profit %	78.1%	77.6%		0.5%

	Three months ended June 30,
	2019	2018	Change	% Change
Detection gross profit	$4,356	$3,456	$900	26.0%
Therapy gross profit	1,370	1,328	42	3.2%

Gross profit	5,726	4,784	942	19.7%

Gross profit %	78.1%	77.6%		0.5%

	Six months ended June 30,
	2019	2018	Change	% Change
Products	$1,325	$995	$330	33.2%
Service and supplies	1,575	1,991	(416)	(20.9)%
Amortization and depreciation	194	207	(13)	(6.3)%

Total cost of revenue	$3,094	$3,193	$(99)	(3.1)%

Gross profit	$11,008	$9,282	$1,726	18.6%
Gross profit %	78.1%	74.4%		3.7%

	Six months ended June 30,
	2019	2018	Change	% Change
Detection gross profit	$7,823	$6,985	$838	12.0%
Therapy gross profit	3,185	2,297	888	38.7%

Gross profit	11,008	9,282	1,726	18.6%

Gross profit %	78.1%	74.4%		3.7%

Gross profit for the three month period ended June 30, 2019 was $5.7 million, or 78.1% of revenue as compared to $4.8 million or 77.6% of revenue in the three month period ended June 30, 2018.

Gross profit for the six month period ended June 30, 2019 was $11.0 million, or 78.1% of revenue as compared to $9.3 million or 74.4% of revenue in the six month period ended June 30, 2018. Gross profit percent changes are primarily due to changes in the mix of business, consulting costs related to non-recurring engineering revenue, additional manufacturing investments and amortization of acquired intangibles.

Cost of Detection products increased by approximately $0.1 million from approximately $0.5 million for the three months ended June 30, 2018 to approximately $0.6 million for the three months ended June 30, 2019. The cost of product revenue as a percentage of product revenue was approximately 17% for the three months ended June 30, 2018 as compared to 15% for the three months ended June 30, 2019. Cost of products increased by approximately $0.3 million from approximately $1.0 million for the six months ended June 30, 2018 to approximately $1.3 million for the six months ended June 30, 2019. The cost of product revenue as a percentage of product revenue was approximately 16% for the six months ended June 30, 2018 as compared to 16.2% for the six months ended June 30, 2019.

The cost of service and supplies was $0.7 million for the three months ended June 30, 2018 as compared to $0.9 million for the three months ended June 30, 2019. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 25% for the three months ended June 30, 2018 as compared to 29% for the three months ended June 30, 2019, which is due primarily to product mix. The cost of service and supplies was $2.0 million for the six months ended June 30, 2018 as compared to $1.6 million for the six months ended June 30, 2019. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 31.8% for the six months ended June 30, 2018 as compared to 26.6% for the six months ended June 30, 2019, which reflects the decrease of the cost of sales related to the wind-down of the Xoft subscription business.

Amortization and depreciation was approximately $0.1 million for the three month period ended June 30, 2018 and 2019. It was $0.2 million for the six months ended June 30, 2018 and 2019.

Operating Expenses: (in thousands)

	Three months ended June 30,
	2019	2018	Change	Change %
Operating expenses:
Engineering and product development	$2,139	$2,057	$82	4.0%
Marketing and sales	3,120	2,006	1,114	55.5%
General and administrative	1,858	1,583	275	17.4%
Amortization and depreciation	67	77	(10)	(13.0)%

Total operating expenses	$7,184	$5,723	$1,461	25.5%

	Six months ended June 30,
	2019	2018	Change	Change %
Operating expenses:
Engineering and product development	$4,266	$5,396	$(1,130)	(20.9)%
Marketing and sales	5,693	4,172	1,521	36.5%
General and administrative	3,404	3,641	(237)	(6.5)%
Amortization and depreciation	137	160	(23)	(14.4)%
Goodwill and long-lived asset impairment

Total operating expenses	$13,500	$13,369	$131	1.0%

Three months ended June 30, 2019 and 2018.

Operating expenses increased by approximately $1.5 million, or 25.5%, in the three months ended June 30, 2019 compared to three months ended June 30, 2018

Engineering and Product Development. Engineering and product development costs were approximately $2.1 million for the three month period ended June 30, 2019 and 2018. Detection engineering and product development costs increased by $0.2 million to $1.5 for the three months ended June 30, 2019 from $1.3 million for three months ended June 30, 2018. Therapy engineering and product development costs decreased by $0.2 million to $0.6 million for the three months ended June 30, 2019 from $0.8 million for the three months ended June 30, 2018. The increase in Detection engineering and product development costs is due to an increase in personnel expenses. The decrease in Therapy engineering and product development costs for the three months ended June 30, 2019 is due primarily to decreases in personnel and consulting expenses.

Marketing and Sales. Marketing and sales expenses increased by $1.2 million or 57.1%, from $2.0 million in the three month period ended June 30, 2018 to $3.2 million in the three month period ended June 30, 2019. Detection marketing and sales expense increased by $1.0 million from $1.1 million in the three months ended June 30, 2018 to $2.1 million in the three months ended June 30, 2019. Therapy marketing and sales expense increased by $0.1 million from $1.0 million in the three months ended June 30, 2018 to $1.1 million in the three months ended June 30, 2019. The increase in Detection marketing and sales expense is due primarily to an increase in personnel costs and commissions as the Company has invested in additional commercial resources to help drive sales of the new Detection products. The increase in Therapy marketing and sales expense is due primarily to the timing of trade shows.

General and Administrative. General and administrative expenses increased by $0.2 million or 15.3%, from $1.6 million in the three months ended June 30, 2018 as compared to approximately $1.8 million for the three months ended June 30, 2019. The increase in General and administrative expenses is due primarily to a increase in personnel costs.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $68,000 in the quarter ended June 30, 2019 from $77,000 for the quarter ended June 30, 2018.

Six months ended June 30, 2019 and 2018.

Operating expenses increased $0.1 million or 1.0% in the six month period ended June 30, 2019 compared to six month period ended June 30, 2019.

Engineering and Product Development. Engineering and product development costs were approximately $4.3 million for the six month period ended June 30, 2019 down from $5.4 million for the same period last year, a reduction of $1.1 million or 20.9%. Detection engineering and product development costs were $3.0 million and $3.7 million for the six months ended June 30,

2019 and 2018, respectively. Therapy engineering and product development costs decreased by $0.4 million to $1.3 million for the six months ended June 30, 2019 from $1.7 million for the six months ended June 30, 2018. The decrease in Detection engineering and product development costs for the six months ended June 30, 2019 is due primarily to clinical expenses in the first quarter of 2018 related to the development of the Company’s breast tomosynthesis product. The decrease in Therapy engineering and product development costs for the six months ended June 30, 2019 is due primarily to decreases in personnel and clinical trial costs that were higher in 2018.

Marketing and Sales. Marketing and sales expenses increased by $1.5 million or 37.2%, from $4.2 million in the six month period ended June 30, 2018 to $5.7 million in the six month period ended June 30, 2019. Detection marketing and sales expense increased by $1.6 million from $2.2 million in the six months ended June 30, 2018 to $3.8 million in the six months ended June 30, 2019. Therapy marketing and sales expense decreased by $0.1 million from $2.0 million in the six months ended June 30, 2018 to $1.9 million in the six months ended June 30, 2019. The increase in Detection marketing and sales expense is due primarily to an increase in personnel costs and commissions as the Company has invested in additional commercial resources to help drive sales of the new Detection products, The decrease in Therapy marketing and sales is due primarily to the timing of trade shows.

General and Administrative. General and administrative expenses decreased by $0.2 million or 7.4%, from $3.6 million in the six months ended June 30, 2018 as compared to approximately $3.4 million for the six months ended June 30, 2019. The decrease in General and administrative expenses is due primarily to a decrease in personnel costs.

Amortization and Depreciation. Amortization and depreciation is primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased to approximately $138,000 for the six months ended June 30, 2019 from $160,000 for the six months ended June 30, 2018.

Other Income and Expense: (in thousands)

	Three months ended June 30,
	2019	2018	Change	Change%
Interest expense	$(202)	$(113)	$(89)	78.8%
Interest income	64	29	35	120.7%
Loss on fair value of debentures	(1,915)	—	(1,915)	0.0%

	$(2,053)	$(84)	$(1,969)	2344.0%

Tax benefit (expense)	(19)	(4)	(15)	375.0%

	Six months ended June 30,
	2019	2018	Change	Change%
Interest expense	$(411)	$(255)	$(156)	61.2%
Interest income	123	51	72	141.2%
Loss on fair value of debentures	(4,440)	—	(4,440)	0.0%

	$(4,728)	$(204)	$(4,524)	2217.6%

Tax expense	$(27)	$(17)	$(10)	58.8%

Interest expense. Interest expense of $202,000 increased by $89,000 for the three month period ended June 30, 2019 as compared to interest expense of $113,000 for the three month period ended June 30, 2018. The increase in interest expense is due to the interest expense associated with the convertible debentures issued in December 2018. Interest expense of $411,000 increased by $156,000 for the six month period ended June 30, 2019 as compared to interest expense of $255,000 for the six month period ended June 30, 2018. The increase in interest expense is due to the interest expense associated with the convertible debentures issued in December 2018.

Interest income. Interest income was $64,000 and $29,000, respectively, for the three month periods ended June 30, 2019 and 2018. Interest income was $123,000 and $51,000, respectively, for the six month periods ended June 30, 2019 and 2018.

Loss on fair value of debentures. The Company recorded a loss of $1.9 million in the quarter ended June 30, 2019, which reflects an increase in the fair value of the Convertible Debentures from approximately $9.5 million at March 31, 2019 to $11.4 million at June 30, 2019. The Company recorded a loss of $4.5 million in the six months ended June 30, 2019, which reflects an increase in the fair value of the Convertible Debentures from approximately $6.9 million at December 31, 2018 to $11.4 million at June 30, 2018. The Company expects changes in the fair value of the Convertible Debentures to change from quarter to quarter as changes in the stock price of the Company drive changes in the underlying fair value of the instruments.

Tax expense. The Company had tax expense of $19,000 for the three month period ended June 30, 2019 as compared to tax expense of $4,000 for the three month period ended June 30, 2018. The Company had tax expense of $27,000 for the six month period ended June 30, 2019 as compared to tax expense of $17,000 for the six month period ended June 30, 2018. Tax expense is due primarily to state non-income and franchise based taxes.

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

As of June 30, 2019, the Company had current assets of $29.8 million including $19.6 million of cash and cash equivalents. Current liabilities are $14.9 million and working capital is $14.9 million. The ratio of current assets to current liabilities is 2:1.

In June 2019, in connection with the Fourth Loan Modification, the Company and the Bank agreed to covenant levels for minimum revenue and EBITDA covenants (the “Covenants”) under the Loan Agreement for fiscal year 2019. The Company is in compliance with the Covenants for the quarter ended June 30, 2019.

	For the six months ended June 30,
	2019	2018
	(in thousands)
Net cash used for operating activities	$(2,404)	$(1,463)
Net cash used for investing activities	(143)	(64)
Net cash provided by (used for) financing activities	9,929	(69)

Decrease in cash and equivalents	$7,382	$(1,596)

Net cash used for operating activities for the six month period ended June 30, 2019 was $2.4 million, compared to net cash used for operating activities of $1.5 million for the six month period ended June 30, 2018. The cash used for operating activities for the six month period ended June 30, 2019 resulted primarily from our net loss offset by working capital changes resulting from increases in cash and cash equivalents, accounts receivable and inventory, offset by increases in accounts payable, accrued expenses and notes payable. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts and the timing of other payments.

Net cash used for investing activities for the six month period ended June 30, 2019 was $143,000 compared to $64,000 for the six month period ended June 30, 2018. The cash used for investing activities for the six month period ended June 30, 2019 was primarily for purchases of property and equipment.

Net cash provided by financing activities for the six month period ended June 30, 2019 was $9.9 million as compared to cash used for financing activities of $69,000 for the six month period ended June 30, 2018. Cash provided by financing activities for the six months ended June 30, 2019 is due primarily to cash from the issuance of common stock. In June 2019, the Company completed an underwritten public offering of approximately 1.9 million shares of common stock. The Company received net proceeds of approximately $9.4 million after deducting underwriting and other offering expenses. Cash used for financing activities for the six months ended June 30, 2018 is due primarily to taxes paid on the issuance of restricted stock to employees.

Contractual Obligations

In accordance with the transition disclosure requirements under ASC 840, the Company had the following commitments as of June 30, 2019:

Contractual Obligations	Payments due by period
		Less than 1
	Total	year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$632	$614	$18	$—	$—
Capital Lease Obligations	21	18	3	—	—
Settlement Obligations	463	463	—	—	—
Notes Payable—principal and interest	6,038	2,630	3,408	—	—
Convertible Debentures—principal and interest	8,016	349	7,667	—	—
Other Commitments	2,248	2,058	82	34	74

Total Contractual Obligations	$17,418	$6,132	$11,178	$34	$74

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2019, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and have determined there are no changes in our internal controls over financial reporting during the quarter ended June 30, 2019, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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

Item 5. Other Information

On August 11, 2019, we entered into a second amendment (the “Amendment”) to our San Jose lease, dated June 29, 2019, with The Irvine Company LLC. Among other things, the Amendment extends the term of the lease from March 31, 2020 to March 31, 2023. The foregoing description is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The entry into the Amendment is being disclosed under this Part II, Item 5(a) of Form 10-Q in lieu of Item 1.01 of Form 8-K.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Second Amendment to Lease dated as of August 12, 2019, between The Irvine Company LLC and iCAD, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018, and (iv) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date:	August 13, 2019	By:	/s/ Michael Klein

		Name:	Michael Klein
		Title:	Chief Executive Officer

Date:	August 13, 2019	By:	/s/ R. Scott Areglado
		Name:	R. Scott Areglado
		Title:	Chief Financial Officer