Form 10-Q
period 2019-09-30
ICAD INC
filed 2019-11-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ICAD	The NASDAQ Stock Market LLC

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒.

As of the close of business on November 8, 2019 there were 19,359,320 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands except for share data)

	September 30,	December 31,
	2019	2018
	Unaudited	Audited
Assets
Current assets:
Cash and cash equivalents	$17,427	$12,185
Trade accounts receivable, net of allowance for doubtful accounts of $181 in 2019 and $177 in 2018	8,002	6,403
Inventory, net	2,387	1,587
Prepaid expenses and other current assets	1,389	1,045

Total current assets	29,205	21,220

Property and equipment, net of accumulated depreciation of $6,433 in 2019 and $6,214 in 2018	543	552
Operating lease assets	2,131	—
Other assets	53	53
Intangible assets, net of accumulated amortization of $8,092 in 2019 and $7,809 in 2018	1,274	1,550
Goodwill	8,362	8,362

Total assets	$41,568	$31,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,255	$1,154
Accrued and other expenses	6,376	5,060
Notes payable - current portion	3,250	1,851
Lease payable - current portion	656	15
Deferred revenue	5,016	5,165

Total current liabilities	16,553	13,245

Lease payable, long-term portion	1,548	38
Notes payable, long-term portion	2,564	4,254
Convertible debentures payable to non-related parties, at fair value	11,197	6,300
Convertible debentures payable to related parties, at fair value	1,113	670
Deferred revenue, long-term portion	398	331
Deferred tax	3	3

Total liabilities	33,376	24,841

Commitments and Contingencies (Note 5 and 7)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 19,500,301 in 2019 and 17,066,510 in 2018; outstanding 19,314,470 in 2019 and 16,880,679 in 2018	195	171
Additional paid-in capital	230,389	218,914
Accumulated deficit	(220,977)	(210,774)
Treasury stock at cost, 185,831 shares in 2019 and 2018	(1,415)	(1,415)

Total stockholders’ equity	8,192	6,896

Total liabilities and stockholders’ equity	$41,568	$31,737

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Products	$5,156	$3,093	$13,331	$9,301
Service and supplies	2,701	3,099	8,628	9,366

Total revenue	7,857	6,192	21,959	18,667
Cost of revenue:
Products	809	603	2,134	1,598
Service and supplies	891	752	2,466	2,743
Amortization and depreciation	103	99	297	306

Total cost of revenue	1,803	1,454	4,897	4,647

Gross profit	6,054	4,738	17,062	14,020

Operating expenses:
Engineering and product development	2,485	2,035	6,751	7,431
Marketing and sales	3,588	2,100	9,281	6,272
General and administrative	1,872	1,778	5,276	5,419
Amortization and depreciation	69	74	206	234

Total operating expenses	8,014	5,987	21,514	19,356

Loss from operations	(1,960)	(1,249)	(4,452)	(5,336)
Interest expense	(193)	(118)	(604)	(373)
Other income	103	28	226	79
Loss on fair value of convertible debentures	(900)	—	(5,340)	—

Other expense, net	(990)	(90)	(5,718)	(294)
Loss before income tax expense	(2,950)	(1,339)	(10,170)	(5,630)

Tax expense	(6)	(26)	(33)	(43)

Net loss and comprehensive loss	$(2,956)	$(1,365)	$(10,203)	$(5,673)

Net loss per share:
Basic	$(0.15)	$(0.08)	$(0.57)	$(0.34)

Diluted	$(0.15)	$(0.08)	$(0.57)	$(0.34)

Weighted average number of shares used in computing loss per share:
Basic	19,284	16,700	18,049	16,652

Diluted	19,284	16,700	18,049	16,652

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2019	2018
	(in thousands)
Cash flow from operating activities:
Net loss	$(10,203)	$(5,673)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	283	286
Depreciation	220	254
Bad debt provision	62	101
Stock-based compensation expense	856	1,187
Amortization of debt discount and debt costs	109	129
Deferred tax expense	—	(13)
Loss on disposal of assets	—	12
Change in fair value of convertible debentures	5,340	—
Changes in operating assets and liabilities:
Accounts receivable	(1,672)	2,301
Inventory	(800)	212
Prepaid and other current assets	165	1
Accounts payable	101	(490)
Accrued expenses	837	(775)
Deferred revenue	(70)	146

Total adjustments	5,431	3,351

Net cash used for operating activities	(4,772)	(2,322)

Cash flow from investing activities:
Additions to patents, technology and other	(8)	(9)
Additions to property and equipment	(211)	(107)

Net cash used for investing activities	(219)	(116)

Cash flow from financing activities:
Stock option exercises	1,396	—
Taxes paid related to restricted stock issuance	(106)	(130)
Principal payments of capital lease obligations	(10)	(9)
Principal repayment of debt financing, net	(1,400)	—
Proceeds from Line of Credit, net	1,000	—
Issuance costs from common stock	(997)	—
Proceeds from issuance of common stock	10,350	—

Net cash provided by (used for) financing activities	10,233	(139)

Increase (decrease) in cash and equivalents	5,242	(2,577)
Cash and equivalents, beginning of period	12,185	9,387

Cash and equivalents, end of period	$17,427	$6,810

Supplemental disclosure of cash flow information:
Interest paid	$404	$215

Taxes paid	$33	$42

Right-of-use assets obtained in exchange for new operating lease liabilities	$2,641	$—

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity Year to Date

(In thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2018	17,066,510	$171	$218,914	$(210,774)	$(1,415)	$6,896
Issuance of common stock relative to vesting of restricted stock shares forfeited for tax obligations	122,993	1	(106)	—	—	(106)
Issuance of common stock pursuant to stock option plans	428,980	4	1,392	—	—	1,396
Stock Issuance net of issuance costs	1,881,818	19	9,334			9,353
Stock-based compensation	—	—	856	—	—	856
Net loss	—	—	—	(10,203)	—	(10,203)

Balance at September 30, 2019 (Unaudited)	19,500,301	$195	$230,390	$(220,977)	$(1,415)	$8,192

Consolidated Statements of Stockholders’ Equity Quarter to Date

(In thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at June 30, 2019 (Unaudited)	19,447,763	$194	$230,141	$(218,021)	$(1,415)	$10,899
Issuance of common stock relative to vesting of restricted stock shares forfeited for tax obligations	51,871	1	(91)	—	—	(91)
Issuance of common stock pursuant to stock option plans	667	—	—	—	—	—
Stock-based compensation			340			340
Net loss	—	—	—	(2,956)	—	(2,956)

Balance at September 30, 2019 (Unaudited)	19,500,301	$195	$230,390	$(220,977)	$(1,415)	$8,192

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity Year To Date

(in thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2017	16,711,512	$167	$217,389	$(201,865)	$(1,415)	$14,276
Cumulative impact from the adoption of ASC 606 (see Note 1)	—	—	—	108	—	108
Issuance of common stock relative to vesting of restricted stock, net of 18,385 shares forfeited for tax obligations	201,918	2	(132)	—	—	(130)
Stock-based compensation	—	—	1,187	—	—	1,187
Net loss	—	—	—	(5,673)	—	(5,673)

Balance at September 30, 2018 Unaudited	16,913,430	$169	$218,444	$(207,430)	$(1,415)	$9,768

Consolidated Statements of Stockholders’ Equity Quarter to Date

(In thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at June 30, 2018 (Unaudited)	16,853,885	$168	$218,099	$(206,065)	$(1,415)	$10,787
Issuance of common stock relative to vesting of restricted stock, net of 18,385 shares forfeited for tax obligations	59,545	1	(68)	—	—	(67)
Stock-based compensation	—	—	413	—	—	413
Net loss	—	—	—	(1,365)	—	(1,365)

Balance at September 30, 2018 (Unaudited)	16,913,430	$169	$218,444	$(207,430)	$(1,415)	$9,768

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

Note 1 – Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2019, the results of operations of the Company for the three and nine month periods ended September 30, 2019 and 2018, and cash flows of the Company for the nine month periods ended September 30, 2019 and 2018.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10—K for the fiscal year ended December 31, 2018 filed with the SEC on March 29, 2019. The results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019, or any future period.

Segments

The Company reports the results of two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of advanced image analysis and workflow products. The Therapy segment consists of radiation therapy (“Axxent”) products.

Lease Accounting

Adoption of ASC Topic 842, “Leases”

On January 1, 2019, the Company adopted the new accounting standards codification (“ASC”) of the Financial Accounting Standards Board, ASC 842, “Leases” and all the related amendments (“ASC 842”) and has applied its transition provisions at the beginning of the period of adoption (i.e., on the effective date), and so did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC 840, “Leases” (“ASC 840”), including its disclosure requirements, in the comparative periods presented. See Note 5 for the disclosures required upon adoption of ASC 842.

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

September 30, 2019

Disaggregation of Revenue

The following tables presents our revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel, reconciled to our reportable segments (in thousands).

	Three months ended September 30, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$4,749	$841	$5,590
Service contracts	$1,336	$446	1,782
Supply and source usage agreements	—	465	465
Professional services	—	18	18
Other	2	—	2

	$6,087	$1,770	$7,857

Timing of Revenue Recognition
Goods transferred at a point in time	$4,749	$892	$5,641
Services transferred over time	1,338	878	2,216

	$6,087	$1,770	$7,857

Sales Channels
Direct sales force	$3,467	$1,280	$4,747
OEM partners	2,620	—	2,620
Channel partners	—	490	490

	$6,087	$1,770	$7,857

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

	Nine months ended September 30, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$11,347	$3,410	$14,757
Service contracts	$4,012	$1,437	5,449
Supply and source usage agreements	$—	$1,528	1,528
Professional services	$—	$59	59
Other	$105	$61	166

	$15,464	$6,495	$21,959

Timing of Revenue Recognition
Goods transferred at a point in time	$11,347	$3,668	$15,015
Services transferred over time	$4,117	$2,827	6,944

	$15,464	$6,495	$21,959

Sales Channels
Direct sales force	$8,441	$4,793	$13,234
OEM partners	$7,023	$—	7,023
Channel partners	$—	$1,702	1,702

	$15,464	$6,495	$21,959

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

	Three months ended September 30, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,394	$1,162	$3,556
Service contracts	1,475	373	1,848
Supply and source usage agreements	—	599	599
Professional services	—	68	68
Other	58	63	121

	$3,927	$2,265	$6,192

Timing of Revenue Recognition
Goods transferred at a point in time	2,394	1,206	$3,600
Services transferred over time	1,533	1,059	2,592

	$3,927	$2,265	$6,192

Sales Channels
Direct sales force	$2,474	$1,798	$4,272
OEM partners	1,453	—	1,453
Channel partners	—	467	467

	$3,927	$2,265	$6,192

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

	Nine months ended September 30, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$7,369	$3,406	$10,775
Service contracts	4,392	1,082	5,474
Supply and source usage agreements	—	1,686	1,686
Professional services	—	262	262
Other	167	303	470

	$11,928	$6,739	$18,667

Timing of Revenue Recognition
Goods transferred at a point in time	$7,369	$3,676	$11,045
Services transferred over time	$4,559	$3,063	7,622

	$11,928	$6,739	$18,667

Sales Channels
Direct sales force	$6,594	$5,756	$12,350
OEM partners	$5,334	$—	5,334
Channel partners	$—	$983	983

	$11,928	$6,739	$18,667

Products. Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators, cancer therapy disposable applicators and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

Service Contracts. The Company sells service contracts in which the Company provides professional services including product installations, maintenance, training, and service repairs, and in certain cases leases equipment, to hospitals, imaging centers, radiological practices, and radiation oncologists and treatment centers. These represent separate performance obligations to the Company. The Company allocates revenue to each performance obligation based on the Standalone Selling Price (“SSP”). Upon the Company’s adoption of ASC 842 effective January 1, 2019, the lease components of the Company’s service contracts are no longer being separately accounted for under the lease guidance. As the lease component is not considered the predominant component of these service contracts, the Company is accounting for the whole contract under ASC 606, “Revenue from Contracts with Customers.” Prior to the adoption of ASC 842, the Company accounted for the lease components of these arrangements in accordance with ASC 840, “Leases,” and the remaining consideration was allocated to the other performance obligations identified in accordance with Topic 606. The consideration allocated to the lease component was recognized as lease

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

revenue on a straight-line basis over the specified term of the agreement, as this is consistent with how the service is consumed. Revenue for the non-lease components, or the entire arrangement when accounted for under Topic 606, is recognized on a straight-line basis over the term of the agreement. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.

Supply and Source Usage Agreements. Revenue from supply and source usage agreements is recognized on a straight-line basis over the term of the supply or source agreement. These agreements represent a separate performance obligation to the Company. The Company allocates revenue to each performance obligation based on the Standalone Selling Price (“SSP”).

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

Contract balances	Balance at
Setpember 30, 2019
Receivables, which are included in “Trade accounts receivable”	$8,002
Contract assets, which are included in “Prepaid and other current assets”	—
Contract liabilities, which are included in “Deferred revenue”	5,414

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

The Company’s accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $8.1 million and $6.4 million as of September 30, 2019 and December 31, 2018, respectively.

The Company will record a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company has classified the contract asset balance as a component of prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018. The contract asset balance was $0 and $19,000 as of September 30, 2019 and December 31, 2018, respectively.

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

The balance of deferred revenue at September 30, 2019 and December 31, 2018 is as follows (in thousands):

Contract liabilities	September 30, 2019	December 31, 2018
Short term	$5,016	$5,165
Long term	398	331

Total	$5,414	$5,496

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Nine Months Ended September 30, 2019
Balance at beginning of period	$5,496
Deferral of revenue	7,813
Recognition of deferred revenue	(7,895)

Balance at end of period	$5,414

We expect to recognize approximately $2.0 million of the deferred amount in 2019, $3.0 million in 2020, and $0.4 million thereafter.

Note 2 – Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(2,956)	$(1,365)	$(10,203)	$(5,673)

Shares used in the calculation of basic and diluted net loss per share	19,284	16,700	18,049	16,652

Diluted shares used in the calculation of net loss per share	19,284	16,700	18,049	16,652

Net loss per share - basic and diluted	$(0.15)	$(0.08)	$(0.57)	$(0.34)

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

The shares of the Company’s common stock issuable upon the exercise of convertible securities, stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended
	September 30,
	2019	2018
Stock options	1,509,292	1,462,439
Restricted stock	191,909	502,868
Convertible Debentures	1,742,500	—

Stock options and restricted stock	3,443,701	1,965,307

Note 3 – Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. Inventories consisted of the following (in thousands), which includes an inventory reserve of approximately $0.7 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively.

	as of September 30,	as of December
	2019	31, 2018
Raw materials	$1,095	$606
Work in process	145	67
Finished Goods	1,147	914

Inventory	$2,387	$1,587

Note 4 – Financing Arrangements

(a) Loan and Security Agreement

On August 7, 2017, the Company entered into a Loan and Security Agreement, which has been modified by the First Loan Modification Agreement dated as of March 22, 2018, the Second Loan Modification Agreement dated as of August 13, 2018, the Third Loan Modification Agreement dated as of December 20, 2018, and the Fourth Loan Modification Agreement dated as of March 18, 2019 (collectively, the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided an initial term loan facility (amounts borrowed

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

thereunder, the “Initial Term Loan”) of $6.0 million and a $4.0 million revolving line of credit (amounts borrowed thereunder, the “Revolving Loans”). The Company also had the option to borrow an additional $3.0 million term loan under the Loan Agreement (amounts borrowed thereunder, the “Subsequent Term Loan” and together with the Initial Term Loan, the “Term Loan”), subject to meeting a Detection (as defined in the Loan Agreement) revenue minimum of at least $21.5 million for a trailing twelve month period ending on or prior to September 30, 2019. The Company did not meet the minimum Detection revenue minimum for the trailing twelve month period and accordingly is not eligible to borrow the additional $3.0 million.

The Company began repayment of the Initial Term Loan on March 1, 2019, with 30 equal monthly installments of principal, based on the amended terms of the Loan Agreement. The maturity date of the Initial Term Loan is August 1, 2021.

The maturity date of the Revolving Loans is March 1, 2022. However, the maturity date will become April 30, 2020 or April 30, 2021 if, on or before March 15, 2020 or 2021, as applicable, the Company does not agree in writing to the revenue and adjusted EBITDA (as defined in the Loan Agreement) covenant levels negotiated with the Bank with respect to the upcoming 2020 or 2021 calendar year.

The Company drew $1.0 million of Revolving Loans during the quarter ended September 30, 2019. The outstanding amount of the revolving loan is classified as a current liability in notes payable. The outstanding Revolving Loans will accrue interest at a floating per annum rate equal to 1.50% above the prime rate (6.5% as of September 30, 2019) for periods when the ratio of the Company’s unrestricted cash to the Company’s outstanding liabilities to the Bank, plus the amount of the Company’s total liabilities that mature within one year is at least 1.25 to 1.0. At all other times, the interest rate will be 0.50% above the prime rate. Based on the measurement of the ratio at September 30, 2019, the interest rate was 5.5%. The outstanding Term Loans will accrue interest at a floating per annum rate equal to the prime rate. At September 30, 2019, the floating per annum rate was 5%.

If the Revolving Loans are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to two percent (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loans prior to the maturity date, then the Company will pay to the Bank an amount between 1.0% and 3.0% of the Term Loans, depending on when such Term Loans are repaid. In addition, the Loan Agreement requires the Company to pay a final payment of 8.5% of the Term Loans upon the earliest of the repayment of the Term Loans, the termination of the Loan Agreement and the maturity date. The Company is accruing such payment as additional interest expense. As of September 30, 2019 and December 31, 2018, the accrued final payment is approximately $260,000 and $162,000, respectively and is a component of the outstanding loan balance.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

The Loan Agreement, as amended, includes certain covenants which require the Company to maintain minimum consolidated revenues of $13.0 million and $14.5 million during the trailing six month periods ending on September 30, 2019 and December 31, 2019, respectively, as well as an adjusted EBITDA level of $(4.0 million) during the trailing six month period ending on September 30, 2019. In addition, the Company and the Bank will be required to negotiate the covenants for the 2020 and 2021 fiscal years by March 15, 2020 and March 15, 2021 respectively. A failure to agree to such covenants by the specified dates in the agreement could lead to an acceleration of the Initial Term Loan maturity date to either April 30, 2020 or April 31, 2021, respectively. The Company is in compliance with the covenants for the trailing six month period ended September 30, 2019.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

The carrying value of the Term Loans (net of debt issuance costs) as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

	September 30, 2019	December 31, 2018
Principal Amount of Term Loan	$4,600	$6,000
Unamortized closing costs	(45)	(57)
Accrued Final Payment	259	162
Amount Drawn on Line of Credit	1,000	—

Carrying amount of Term Loan	5,814	6,105

Less current portion of Term Loan	(3,250)	(1,851)

Notes payable long-term portion	$2,564	$4,254

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

The Company will pay interest to the Investors on the outstanding principal amount of the Convertible Debentures at the rate of 5.0% per annum, payable semi-annually on December 21st and June 21st, beginning on June 21, 2019, as well as on each conversion date (as to the principal amount then being converted) and on the maturity date. The Convertible Debentures mature on December 21, 2021. The first interest payment of $174,250 was made in accordance with the schedule last quarter.

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

September 30, 2019

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

The Convertible Debentures are unsecured and structurally subordinated to the Company’s existing indebtedness. In connection with the issuance of the Convertible Debentures, the Company’s subsidiaries entered into a Subsidiary Guarantee, dated as of December 20, 2018, for the benefit of the Investors, pursuant to which the subsidiaries guaranteed the Company’s payments under the Convertible Debentures. The Company does not have any independent assets or operations that would not be part of the Subsidiary Guarantee, the guarantee is full and unconditional and joint and several and there are no restrictions on the Company’s ability to obtain funds from its subsidiaries.

In connection with the issuance, on December 20, 2018, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement with the SEC to register the resale of shares of common stock underlying the Convertible Debentures on or prior to January 31, 2019. The Company filed the Registration Rights Agreement with the SEC on January 31, 2019.

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

The Company elected to make a one-time, irrevocable election to utilize the fair value option to account for the Convertible Debentures as a single hybrid instrument at its fair value, with changes in fair value from period to period being recorded either in current earnings, or as an element of other comprehensive income (loss), for the portion of the change in fair value determined to relate to the Company’s own credit risk. The Company believes that the election of the fair value option will allow for a more meaningful representation of the total fair value of its obligation under the Convertible Debentures and allow for a better understanding of how changes in the external market environment and valuation assumptions impact such fair value.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

Because the Company elected the fair value option, the Company expensed the approximately $503,000 in issuance costs incurred related to the Convertible Debentures during the year ended December 31, 2018.

Fair Value Measurements Related to the Convertible Debentures

The Company utilized a Monte Carlo simulation model to estimate the fair value of the Convertible Debentures as September 30, 2019. The simulation model is designed to capture the potential settlement features of the Convertible Debentures (the embedded features described above), in conjunction with simulated changes in the Company’s stock price and the probability of certain events occurring. The simulation utilizes 100,000 trials or simulations to determine the estimated fair value.

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

The Company notes that the key inputs to the simulation model that were utilized to estimate the fair value of the Convertible Debentures included:

Input	December 31, 2018	September 30, 2019
Company’s stock price	$3.70	$6.85
Conversion price	$4.00	$4.00
Remaining term (years)	2.97	2.22
Equity volatility	54.00%	52.00%
Risk free rate	2.46%	1.60%
Probabilty of default event[1]	0.81%	0.55%
Utilization of Forced Conversion (if available)[1]	100.00%	100.00%
Exercise of Default Redemption (if available)[1]	100.00%	100.00%
Effective discount rate[1]	21.90%	19.84%

[1]	Represents a Level 3 unobservable input, as defined in Note 8—Fair Value Measurements, below.

The Company’s stock price is based on the closing stock price on the valuation date. The conversion price is based on the contractual conversion price included in the SPA.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

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

The effective discount rate utilized at December 31, 2018 was solved for utilizing the simulation model based on the principal value of the Convertible Debentures, as the transaction was determined to represent an ‘arm’s length’ transaction. The effective discount was corroborated against market yield data which implied the Company’s credit rating. The effective discount rate utilized at September 30, 2019 was based on this implied credit rating and current market yield data as of the valuation date.

The fair value and principal value of the Convertible Debentures as of September 30, 2019 and December 31, 2018 was as follows (in thousands):

Convertible Debentures	December 31, 2018	September 30, 2019
Fair value, in accordance with fair value option	$6,970	$12,310

Principal value outstanding	$6,970	$6,970

The Company recorded a loss from the change in fair value of the Convertible Debentures of $5.3 million for the nine months ended September 30, 2019. See also additional fair value disclosures related to the Convertible Debentures in Note 8.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

(c) Principal and Interest Payments Related to Financing Arrangements

Future principal and interest payments related to the Loan Agreement and Convertible Debentures are as follows (in thousands):

Fiscal Year	Amount Due
2019	$832
2020	$2,901
2021	$9,459

Total	$13,192

The following amounts are included in interest expense in our consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	2019	2018	2019	2018
Cash interest expense	$65	$78	$222	$219
Interest on convertible debentures	87	—	261	—
Accrual of notes payable final payment	33	31	98	129
Amortization of debt costs	7	8	21	22
Interest expense capital lease	1	1	2	3

Total interest expense	$193	$118	$604	$373

Note 5 – Lease Commitments

On January 1, 2019, the Company adopted ASC 842 and has applied its transition provisions at the beginning of the period of adoption (i.e., on the effective date), and so did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC 840, including its disclosure requirements, in the comparative periods presented.

Under ASC 842, the Company determines if an arrangement contains a lease at inception. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. Leases are classified as either operating or financing. At lease inception, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as for lease incentives. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company determined the incremental borrowing rates for its leases by applying its applicable, fully collateralized borrowing rate, with adjustment as appropriate for lease term. The lease term at the lease commencement

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties. Right-of-use assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the consolidated balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. The Company does not sublease any of its leased assets to third parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company has lessor agreements that contain lease and non-lease components. As the Company has determined that the non-lease component of these agreements is the predominant component, the Company is accounting for the complete agreement under ASC 606 upon adoption of ASC 842.

ASC 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and identified two lease modifications which are reflected in the table below showing the maturity of the Company’s lease liabilities as of September 30, 2019. This includes an extension of an operating lease for the facility leased by the Company in San Jose as well as some equipment. In addition, there were no impairment indicators identified during the quarter ended September 30, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10, Property Plant and Equipment (“ASC 360”).

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to not separate the accounting for lease components and non-lease components for real estate and equipment leases.

Required Disclosures under ASC 842

The Company has leases for office space and office equipment. The leases have remaining lease terms ranging from less than one year to three years and six months as of September 30, 2019.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

The components of lease expense for the period are as follows (in thousands):

Lease Cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Operating expenses	$208	$626
Finance lease costs
Amortization of leased assets	Amortization and depreciation	4	11
Interest on lease liabilities	Interest expense	1	2

Total		$213	$639

Other information related to leases was as follows (in thousands)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for operating cash flows from operating leases	$208	$626
Cash paid for operating cash flows from finance leases	$1	$2
Cash paid for financing cash flows from finance leases	$4	$11

As of September 30, 2019
Weighted-average remaining lease term of operating leases (in years)	3.39
Weighted-average remaining lease term of finance leases (in years)	1.00
Weighted-average discount rate for operating leases	5.3%
Weighted-average discount rate for finance leases	11.0%

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

Maturity of the Company’s lease liabilities as of September 30, 2019 was as follows (in thousands):

Year Ended December 31:	Operating Leases	Finance Leases	Total
2019 (remaining period of year)	$210	$4	$214
2020	694	11	705
2021	660	—	660
2022	667	—	667
2023	168	—	168

Total lease payments	2,399	15	2,414
Less: imputed interest	(209)	(1)	(210)

Total lease liabilities	2,190	14	2,204
Less: current portion of lease liabilities	(642)	(14)	(656)

Long-term lease liabilities	$1,548	$—	$1,548

On August 12, 2019 the Company amended its San Jose facility lease. The amendment extended the term from March 31, 2020 to March 31, 2023 and resulted in an additional obligation of $1.9 million.

The cumulative effect of the changes made to the Company’s consolidated balance sheet for the adoption of Topic 842 were as follows (in thousands):

Selected Balance Sheet	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
Assets
Operating lease assets	$—	$907	$907
Liabilities
Deferred rent, current portion (within accrued expenses)	92	(92)	—
Deferred rent, long-term portion (within other long-term liabilities)	27	(27)	—
Lease payable - current portion	15	780	795
Lease payable, long-term portion	38	179	217

In connection with the adoption of ASC 842, the Company recorded an immaterial expense of $14,000 in the quarter ended March 31, 2019 which would have been an opening retained earnings adjustment.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

In accordance with the requirements of the new standard, the disclosure of the impact of the adoption on our consolidated balance sheet was as follows (in thousands):

	As of September 30, 2019
Selected Balance Sheet	As Reported	Balances without Adoption of ASC 842	Effect of Change Increase (Decrease)
Assets
Operating lease assets	$2,131	$—	$2,131
Liabilities
Lease payable - current portion	656	15	641
Lease payable, long-term portion	1,548	8	1,540

Future minimum payments under our operating and capital leases as of December 31, 2018 are as follows (in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023
Operating Lease Obligations	$2,399	$210	$694	$660	$667	$168
Capital Lease Obligations	15	4	11	—	—	—

	$2,414	$214	$705	$660	$667	$168

Note 6 – Stock-Based Compensation

The Company granted options to purchase 48,285 and 196,737 shares of the Company’s stock during the three and nine months ended September 30, 2019. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Average risk-free interest rate	1.60%	2.89%	1.99%	2.50%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	51.04% to 51.37%	61.2%	51.04% to 54.23%	60.8% to 61.6%
Weighted average exercise price	$6.78	$2.91	$5.69	$3.08
Weighted average fair value	$2.63	$1.34	$2.26	$1.41

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$1	$1	2	$3
Engineering and product development	62	109	182	306
Marketing and sales	62	71	178	128
General and administrative	215	232	494	750

	$340	$413	$856	$1,187

As of September 30, 2019, unrecognized compensation cost (in thousands) related to unexercisable options and unvested restricted stock and the weighted average remaining period is as follows:

Remaining expense	$1,434
Weighted average term	1.0

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted a total of 162,500 shares of performance based restricted stock during 2016 with performance measured on meeting a revenue target based on growth for fiscal year 2017 and vesting in three equal installments with the first installment vesting upon measurement of the goal. In addition, a maximum of 108,333 additional shares were available to be earned based on exceeding the revenue goal. On March 30, 2018, in accordance with the performance award, the Company’s Board of Directors determined that the revenue goal had been met and a total of 189,583 shares were granted, with 63,194 vesting immediately and the remainder vesting on the first and second anniversary of the award date.

During the three and nine months ended September 30, 2019, the Company granted 0 and 14,000 shares of restricted stock respectively with time based vesting.

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Period Ended
	September 30,
Aggregate intrinsic value	2019	2018
Stock options	$4,154	$204
Restricted stock	1,315	1,463

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

The Company issued 667 and 428,980 shares of common stock upon the exercise of outstanding stock options in the three and nine months ended September 30, 2019, respectively. The Company received cash proceeds of approximately $0.0 and $1.4 million in the three and nine months ended September 30, 2019, respectively. The intrinsic value of restricted shares that vested in the three and nine months ended September 30, 2019 was $0.0 million and $0.5 million, respectively. The intrinsic value of restricted shares that vested in the nine months ended September 30, 2018 was $0.5 million.

Note 7 – Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The Company believes that it is not liable for the re-assessment against CADx Medical and no accrual has been recorded for this matter as of September 30, 2019.

Other Commitments

The Company is obligated to pay approximately $2.7 million for firm purchase obligations to suppliers for future product and service deliverables.

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

On September 5, 2018, Yeda Research and Development Company Ltd., (“Yeda”), filed a complaint (the “Complaint”) against the Company and Invivo Corporation, (“Invivo”), in the United States District Court for the Southern District of New York, captioned Yeda Research and Development Company Ltd. v. iCAD, Inc. and Invivo Corporation, Case No. 1:18-cv-08083-GBD, related to the Company’s sale of the VersaVue software and DynaCAD product to Invivo. In the Complaint, Yeda asserted claims for: (i) copyright infringement and misappropriation of trade secrets against both the Company and Invivo; (ii) breach of contract against the Company only; and (iii) tortious interference with existing business relationships and unjust enrichment against Invivo only. The Company and Invivo filed Motions to Dismiss the Complaint on December 21, 2018. On September 5, 2019, the Court granted Invivo’s Motion to Dismiss in its entirety and granted the Company’s Motion

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

to Dismiss as it relates to Yeda’s breach of contract and misappropriation of trade secrets claims. On October 22, 2019, Yeda filed an amended Complaint (the “Amended Complaint”) against only the Company asserting claims for (i) copyright infringement; and (ii) a replead breach of contract claim. The Company filed its Answer to Yeda’s Amended Complaint on November 5, 2019. The Company will vigorously defend against the claims asserted by Yeda in the Amended Complaint. The amount of the loss, if any, cannot be reasonably estimated at this time. Any amounts owed by the Company in connection with its indemnification obligations to Invivo related to this action may reduce the $350,000 holdback under the Asset Purchase Agreement.

The Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations. However, should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. The Company may be a party to certain actions that have been filed against the Company which are being vigorously defended. The Company has determined that potential losses in these matters are neither probable or reasonably possible at this time. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

Note 8 – Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

September 30, 2019

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and convertible debentures. Due to their short term nature and market rates of interest, the carrying amounts of the financial instruments (except the convertible debentures, which are measured at fair value in accordance with the fair value option election) approximated fair value as of September 30, 2019 and December 31, 2018.

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

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$12,134	$—	$—	$12,134

Total Assets	$12,134	$—	$—	$12,134

Liabilities
Convertible debentures	$—	$—	$6,970	$6,970

Total Liabilities	$—	$—	$6,970	$6,970

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$17,427	$—	$—	$17,427

Total Assets	$17,427	$—	$—	$17,427

Liabilities
Convertible debentures	$—	$—	$12,310	$12,310

Total Liabilities	$—	$—	$12,310	$12,310

The following sets forth a reconciliation of the changes in the fair value of the convertible debenture during the period (in thousands):

Nine months ended September 30, 2019
Balance, December 31, 2018	$6,970
Fair value adjustment	5,340

Balance, September 30, 2019	$12,310

Note 9 – Income Taxes

The Company recorded an income tax provision of $6,000 and $26,000 for the three months ended September 30, 2019 and September 30, 2018, respectively. The Company recorded an income tax provision of $33,000 and $43,000 for the nine months ended September 30, 2019 and September 30, 2018, respectively. The Company had no material unrecognized tax benefits and a deferred tax liability of approximately $3,000 related to tax amortizable goodwill. No other adjustments were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2019.

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

September 30, 2019

Note 10 – Goodwill

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

The Company records an impairment charge when such assessment indicates that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. The Company did not have any triggering events in the quarter ended September 30, 2019.

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

September 30, 2019

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

Effective with the filing of the 10-Q for the second quarter of 2013, the Company disclosed two operating segments in its SEC filings. Historically, the Company had reported its financial results as one operating segment.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Consolidated reporting unit	Detection	Therapy	Total
Accumulated Goodwill	47,937	$—	$—	47,937
Accumulated impairment	(26,828)	—	—	(26,828)
Fair value allocation	(21,109)	7,663	13,446	—
Acquisition of DermEbx and Radion	—	—	6,154	6,154
Acquisition measurement period adjustments	—	—	116	116
Acquisition of VuComp	—	1,093	—	1,093
Sale of MRI assets	—	(394)		(394)
Impairment	—	—	(19,716)	(19,716)

Prior to December 31, 2018	—	8,362	—	8,362

Balance at December 31, 2018	$—	$8,362	$—	$8,362

Balance at September 30, 2019	$—	$8,362	$—	$8,362

Accumulated Goodwill	$47,937	$699	$6,270	$6,969
Fair value allocation	(21,109)	7,663	13,446	$21,109
Accumulated impairment	(26,828)	—	(19,716)	$(19,716)

Balance at September 30, 2019	$—	$8,362	$—	$8,362

Note 11 – Long-lived assets

The Company assesses long-lived assets for impairment if events and circumstances indicate it is more likely than not that the fair value of the asset group is less than the carrying value of the asset group.

There is no set interval or frequency for recoverability evaluation rather when to determine when, if at all, an asset (or asset group) is evaluated for recoverability is based on “events and circumstances”. The following factors are examples of events or changes in circumstances that indicate the carrying amount of an asset (asset group) may not be recoverable and thus is to be evaluated for recoverability.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

The Company determined there were no triggering events in the quarter ended September 30, 2019.

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

The Company’s CODM is the Chief Executive Officer. Each reportable segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. The Company has determined there are two segments, Detection and Therapy.

The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy products, which the Company refers to as Axxent, and related services. The primary factors used by our CODM to allocate resources are based on revenues, gross profit, operating income, and earnings or loss before interest, taxes, depreciation, amortization, and other specific and non-recurring items of each segment. Included in segment operating income are stock compensation, amortization of technology and depreciation expense. There are no intersegment revenues.

The Company does not track assets by operating segment and our CODM does not use asset information by segment to allocate resources or make operating decisions.

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to US GAAP loss before income tax is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Segment revenues:
Detection	$6,087	$3,927	$15,464	$11,928
Therapy	1,770	2,265	6,495	6,739

Total Revenue	$7,857	$6,192	$21,959	$18,667

Segment gross profit:
Detection	$5,051	$3,454	$12,874	$10,439
Therapy	1,003	1,284	4,188	3,581

Segment gross profit	$6,054	$4,738	$17,062	$14,020

Segment operating income (loss):
Detection	$943	$978	$1,918	$1,984
Therapy	(1,022)	(435)	(1,065)	(1,861)

Segment operating income (loss)	$(79)	$543	$853	$123

General, administrative, depreciation and amortization expense	$(1,881)	$(1,792)	$(5,305)	$(5,459)
Interest expense	(193)	(118)	(604)	(373)
Other income	103	28	226	79
Fair value of convertible debentures	(900)	—	(5,340)	—

Loss before income tax	$(2,950)	$(1,339)	$(10,170)	$(5,630)

Note 13 – Recent Accounting Pronouncements

On January 1, 2019, the Company adopted the new accounting standard ASC 842, “Leases” and all related amendments using the modified retrospective method for all lease arrangements in place as of the date of adoption. The Company recognized the cumulative effect of initially applying the new standard as an expense in the quarter ended September 30, 2019 as the amount was immaterial to the financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not

iCAD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2019

adjusted and continue to be reported in accordance with our historic accounting under Topic 840. In addition, upon electing the practical expedient to combine lease and non-lease components under ASC 842, the Company does not expect the changes to lessor accounting to impact the amount or timing of revenue recognition, but will result in revenue to be recognized under ASC 606 because the non-lease component will be the predominant component in the arrangement. See Note 1 for details of the Company’s adoption of ASC 842. There are no other new or pending pronouncements that impact the Company.

Note 14 – Subsequent Events

On November 13, 2019, the Company entered into a Fifth Loan Modification Agreement with the Bank. The Fifth Loan Modification Agreement amended the EBITDA covenant for the six-month period ending December 31, 2019 to not more than $(4.0 million) from not more than $(2.0 million). All other terms of the Loan Agreement remained the same.

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

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and obsolescence, intangible assets, goodwill, income taxes, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation, the fair value of convertible notes, and evaluation of litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of January 1, 2019, we adopted accounting standards codification (“ASC”) Topic 842. Refer to Note 1 of this Form 10-Q for disclosure of the changes related to this adoption.

There have been no additional material changes to our critical accounting policies as discussed in our 2018 Annual Report on Form 10-K (the “2018 10-K”). For a comprehensive list of the Company’s critical accounting policies, reference should be made to the 2018 10-K.

Revenue: (in thousands)

	Three months ended September 30,
	2019	2018	Change	% Change
Detection revenue
Product revenue	$4,749	$2,394	$2,355	98.4%
Service revenue	1,338	1,533	(195)	(12.7)%

Subtotal	6,087	3,927	2,160	55.0%

Therapy revenue
Product revenue	407	699	(292)	(41.8)%
Service revenue	1,363	1,566	(203)	(13.0)%

Subtotal	1,770	2,265	(495)	(21.9)%

Total revenue	$7,857	$6,192	$1,665	26.9%

Total revenue increased by approximately $1.7 million, or 26.9%, from $6.2 million for the three months ended September 30, 2018 to $7.9 million for the three months ended September 30, 2019. The increase in revenue is due to an increase in Detection revenue of approximately $2.2 million offset by a decrease in Therapy revenue of $0.5 million.

Detection product revenue increased by approximately $2.4 million, or 98.4%, from $2.4 million for the three months ended September 30, 2018 to $4.8 million for the three months ended September 30, 2019. The increase in Detection product revenue is primarily driven by growth in both direct and OEM customers with revenue earned primarily on the Company’s 3D imaging and density assessment products.

Detection service and supplies revenue decreased by approximately $0.2 million, or 12.7%, from approximately $1.5 million for the three months ended September 30, 2018 to $1.3 million for the three months ended September 30, 2019. Service revenue has lagged as the introduction of new products cannibalize service revenue for customers who receive a one-year warranty when they purchase our new products. Service and supplies revenue reflects the sale of service contracts to our installed base of customers and can vary from quarter to quarter.

Therapy product revenue decreased by approximately $0.3 million, or 41.8%, from $0.7 million for the three months ended September 30, 2018 to $0.4 million for the three months ended September 30, 2019. Therapy product revenue related to the sale of our radiation therapy (“Axxent”) systems can vary significantly from quarter to quarter due to an increase or decrease in the number of units sold, as well as changes in average selling price based on our current inventory of controllers.

Therapy service and supply revenue decreased by approximately $0.2 million, or 13%, from $1.6 million for the three months ended September 30, 2018 to $1.4 million for the three months ended September 30, 2019. Source, service and disposable applicators saw a slight decline, and remain a significant component of Therapy service revenue.

	Nine months ended September 30,
	2019	2018	Change	% Change
Detection revenue
Product revenue	$11,347	$7,369	$3,978	54.0%
Service revenue	4,117	$4,559	(442)	(9.7)%

Subtotal	15,464	11,928	3,536	29.6%

Therapy revenue
Product revenue	1,984	1,932	52	2.7%
Service revenue	4,511	4,807	(296)	(6.2)%

Subtotal	6,495	6,739	(244)	(3.6)%

Total revenue	$21,959	$18,667	$3,292	17.6%

Total revenue increased by approximately $3.3 million, or 17.6%, from $18.7 million for the nine months ended September 30, 2018 to $22.0 million for the nine months ended September 30, 2019. The increase in revenue is due to an increase in Detection revenues of approximately $3.5 million offset by a slight decreased in Therapy revenue of $0.2 million.

Detection product revenue increased by approximately $4.0 million, or 54.0%, from $7.4 million for the nine month period ending September 2018 to $11.4 million for the nine month period ended September 30, 2019. The increase in Detection product revenue is due primarily to an increase in both direct and OEM customers with revenue from the Company’s 2D and Profound AI 3D imaging products.

Detection service and supplies revenue decreased $0.4 million, or 9.7%, from approximately $4.5 million for the nine months ended September 30, 2018 to $4.1 million for the nine months ended September 30, 2019. Detection service and supplies revenue reflects the sale of service contracts to our installed base of customers, and can vary from quarter to quarter.

Therapy product revenue was $1.9 million for the nine months ended September 30, 2018 and 2019. However, product revenue from the sale of our Axxent systems can vary significantly due to an increase or decrease in the number of units sold.

Therapy service and supply revenue decreased by approximately $0.3 million, or 6.2%, from $4.8 million for the nine months ended September 30, 2018 to $4.5 million for the nine months ended September 30, 2019 due to a slight decrease in source, service, and disposable applicator sales.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended September 30,
	2019	2018	Change	% Change
Products	$809	$603	$206	34.2%
Service and supplies	891	752	139	18.5%
Amortization and depreciation	103	99	4	4.0%

Total cost of revenue	$1,803	$1,454	$349	24.0%

Gross profit	$6,054	$4,738	$1,316	27.8%
Gross profit %	77.1%	76.5%		0.5%

	Three months ended September 30,
	2019	2018	Change	% Change
Detection gross profit	$5,051	$3,454	$1,597	46.2%
Therapy gross profit	1,003	1,284	(281)	(21.9%)

Gross profit	$6,054	$4,738	$1,316	27.8%

Gross profit %	77.1%	76.5%		0.5%

	Nine months ended September 30,
	2019	2018	Change	% Change
Products	$2,134	$1,598	$536	33.5%
Service and supplies	2,466	2,743	(277)	(10.1)%
Amortization and depreciation	297	306	(9)	(2.9)%

Total cost of revenue	$4,897	$4,647	$250	5.4%

Gross profit	$17,062	$14,020	$3,042	21.7%
Gross profit %	77.7%	75.1%		2.6%

	Nine months ended September 30,
	2019	2018	Change	% Change
Detection gross profit	$12,874	$10,439	$2,435	23.3%
Therapy gross profit	4,188	3,581	607	17.0%

Gross profit	$17,062	$14,020	$3,042	21.7%

Gross profit %	77.7%	75.1%		2.6%

Gross profit for the three month period ended September 30, 2019 was $6.1 million, or 77.1% of revenue, as compared to $4.7 million, or 76.5% of revenue, in the three month period ended September 30, 2018.

Gross profit for the nine month period ended September 30, 2019 was $17.1 million, or 77.7% of revenue, as compared to $14.0 million, or 75.1% of revenue, in the nine month period ended September 30, 2018. Gross profit percent changes are primarily due to changes in the mix of business, additional manufacturing investments and amortization of acquired intangibles.

Cost of products increased by approximately $0.2 million from approximately $0.6 million for the three months ended September 30, 2018 to approximately $0.8 million for the three months ended September 30, 2019. The cost of product revenue as a percentage of product revenue was approximately 19.5% for the three months ended September 30, 2018 as compared to 15.7% for the three months ended September 30, 2019. Cost of products increased by approximately $0.5 million from approximately $1.6 million for the nine months ended September 30, 2018 to approximately $2.1 million for the nine months ended September 30, 2019. The cost of product revenue as a percentage of product revenue was approximately 17.2% for the nine months ended September 30, 2018 as compared to 16.0% for the nine months ended September 30, 2019. The decrease in gross profit percentage in the three and nine months ended September 30, 2019 is due primarily to the increased cost of server hardware to support larger 3D images.

The cost of service and supplies was $0.8 million for the three months ended September 30, 2018 as compared to $0.9 million for the three months ended September 30, 2019. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 24.3% for the three months ended September 30, 2018 as compared to 33.0% for the three months ended September 30, 2019, which is due primarily to product mix. The cost of service and supplies was $2.7 million for the nine months ended September 30, 2018 as compared to $2.5 million for the nine months ended September 30, 2019. The cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 29.3% for the nine months ended September 30, 2018 as compared to 28.6% for the nine months ended September 30, 2019, which reflects the decrease of the cost of sales related to the wind-down of the Xoft System subscription business during 2018.

Amortization and depreciation was approximately $0.1 million for the three month period ended September 30, 2018 and 2019. It was $0.3 million for the nine months ended September 30, 2018 and 2019.

Operating Expenses: (in thousands)

	Three months ended September 30,
	2019	2018	Change	Change %
Operating expenses:
Engineering and product development	$2,485	$2,035	$450	22.1%
Marketing and sales	3,588	2,100	1,488	70.9%
General and administrative	1,872	1,778	94	5.3%
Amortization and depreciation	69	74	(5)	(6.8)%

Total operating expenses	$8,014	$5,987	$2,027	33.9%

Operating expenses increased by approximately $2.0 million, or 33.9%, in the three months ended September 30, 2019 compared to three months ended September 30, 2018

Engineering and Product Development. Engineering and product development costs increased by $0.5 million, or 22.1% to $2.5 million, for the three months ended September 30, 2019 from $2.0 million for three months ended September 30, 2018. Detection engineering and product development costs increased by $0.4 million, or 28.6%, to $1.8 million for the three months ended September 30, 2019 from $1.4 million for three months ended September 30, 2018. The increase was due to personnel expenses. Therapy engineering and product development costs remained relatively flat at approximately $0.7 million for the three months ended September 30, 2019 and 2018 respectively.

Marketing and Sales. Marketing and sales expenses increased by $1.4 million, or 70.9%, from $2.1 million in the three month period ended September 30, 2018 to $3.5 million in the three month period ended September 30, 2019. Detection marketing and sales expense increased by $1.2 million, or 110%, from $1.1 million in the three months ended September 30, 2018 to $2.3 million in the three months ended September 30, 2019. Therapy marketing and sales expense increased by $0.2 million, or 20%, from $1.0 million in the three months ended September 30, 2018 to $1.2 million in the three months ended September 30, 2019. The increase in Detection marketing and sales expense is due primarily to an increase in personnel costs and commissions as the Company has invested in additional commercial resources to help drive sales of the new Detection products. The increase in Therapy marketing and sales expense is due primarily to the timing of trade shows.

General and Administrative. General and administrative expenses increased by $0.1 million, or 5.3%, from $1.8 million in the three months ended September 30, 2018 as compared to approximately $1.9 million for the three months ended September 30, 2019. The increase in general and administrative expenses is due primarily to an increase in personnel costs.

Amortization and Depreciation. Amortization and depreciation was primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased by $5,000, or 6.8%, to approximately $69,000 for the three months ended September 30, 2019 from $74,000 for the three months ended September 30, 2018.

	Nine months ended September 30,
	2019	2018	Change	Change %
Operating expenses:
Engineering and product development	$6,751	$7,431	$(680)	(9.2)%
Marketing and sales	9,281	6,272	3,009	48.0%
General and administrative	5,276	5,419	(143)	(2.6)%
Amortization and depreciation	206	234	(28)	(12.0)%

Total operating expenses	$21,514	$19,356	$2,158	11.1%

Operating expenses increased by $2.2 million, or 11.1%, in the nine-month period ended September 30, 2019 compared to nine month period ended September 30, 2019.

Engineering and Product Development. Engineering and product development costs were approximately $6.8 million for the nine-month period ended September 30, 2019 down from $7.5 million for the same period last year, a reduction of $0.7 million, or 9.2%. Detection engineering and product development costs were $4.7 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively for a decrease of $0.3 million, or 6%. Therapy engineering and product development costs were $2.0 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively for a decrease of $0.4 million, or 16.7%. The decrease in Detection engineering and product development costs for the nine months ended September 30, 2019 is due primarily to clinical expenses in the first quarter of 2018 related to the development of the Company’s breast tomosynthesis product. The decrease in Therapy engineering and product development costs for the nine months ended September 30, 2019 is due primarily to decreases in personnel and clinical trial costs that were higher in 2018.

Marketing and Sales. Marketing and sales expenses increased by $3.0 million, or 48.0%, from $6.3 million in the nine-month period ended September 30, 2018 to $9.3 million in the nine- month period ended September 30, 2019. Detection marketing and sales expense increased by $2.8 million, or 84.6%, from $3.3 million in the nine months ended September 30, 2018 to $6.1 million in the nine months ended September 30, 2019. Therapy marketing and sales expense increased by $0.2 million, or 6.7%, from $3.0 million in the nine months ended September 30, 2018 to $3.2 million in the nine months ended September 30, 2019. The increase in Detection marketing and sales expense is due primarily to an increase in personnel costs and commissions as the Company has invested in additional commercial resources to help drive sales of the new Detection products. The increase in Therapy marketing and sales is due primarily to trade shows costs.

General and Administrative. General and administrative expenses decreased by $0.1 million, or 2.6%, from $5.4 million in the nine months ended September 30, 2018 as compared to approximately $5.3 million for the nine months ended September 30, 2019. The decrease in general and administrative expenses is due primarily to a decrease in personnel costs.

Amortization and Depreciation. Amortization and depreciation was primarily related to acquired intangible assets and depreciation related to machinery and equipment. Amortization and depreciation decreased by $28,000, or 12%, to approximately $206,000 for the nine months ended September 30, 2019 from $234,000 for the nine months ended September 30, 2018.

Other Income and Expense: (in thousands)

	Three months ended September 30,
	2019	2018	Change	Change %
Interest expense	$(193)	$(118)	(75)	63.6%
Interest income	103	28	75	267.9%
Loss on fair value of debentures	(900)	—	(900)	0.0%

	$(990)	$(90)	$(900)	1000.0%

Tax benefit (expense)	$(6)	$(26)	$20	(76.9)%

	Nine months ended September 30,
	2019	2018	Change	Change %
Interest expense	$(604)	$(373)	$(231)	61.9%
Interest income	226	79	147	186.1%
Loss on fair value of debentures	(5,340)	—	(5,340)	0.0%

	$(5,718)	$(294)	$(5,424)	1844.9%

Tax benefit (expense)	$(33)	$(43)	$10	(23.3)%

Interest expense. Interest expense of $193,000 increased by $75,000, or 63.6%, for the three-month period ended September 30, 2019 as compared to interest expense of $118,000 for the three-month period ended September 30, 2018. Interest expense of $604,000 increased by $231,000, or 61.9%, for the nine month period ended September 30, 2019 as compared to interest expense of $373,000 for the nine month period ended September 30, 2018. The increase in interest expense is due to the interest expense associated with the convertible debentures issued in December 2018 and a higher interest rate under the Company’s loan with Silicon Valley Bank in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Interest income. Interest income was $103,000 and $28,000, respectively, for the three-month periods ended September 30, 2019 and 2018, reflecting higher cash balances during 2019. Interest income was $226,000 and $79,000, respectively, for the nine-month periods ended September 30, 2019 and 2018.

Loss on fair value of debentures. The Company recorded a loss of $0.9 million in the quarter ended September 30, 2019, which reflects an increase in the fair value of the unsecured subordinated convertible debentures issues in December 2018 (the “Convertible Debentures”) from approximately $11.4 million at June 30, 2019 to $12.3 million at September 30, 2019. The Company recorded a loss of $5.3 million in the nine months ended September 30, 2019, which reflects an increase in the fair value of the Convertible Debentures from approximately $7.0 million at December 31, 2018 to $12.3 million at September 30, 2019. The Company expects changes in the fair value of the Convertible Debentures to change from quarter to quarter as changes in the stock price of the Company drive changes in the underlying fair value of the instruments.

Tax expense. The Company had tax expense of $6,000 for the three-month period ended September 30, 2019 as compared to tax expense of $26,000 for the three-month period ended September 30, 2018. The Company had tax expense of $33,000 for the nine-month period ended September 30, 2019 as compared to tax expense of $43,000 for the nine-month period ended September 30, 2018. Tax expense is due primarily to state non-income and franchise based taxes.

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

As of September 30, 2019, the Company had current assets of $29.2 million including $17.4 million of cash and cash equivalents. Current liabilities are $16.6 million and working capital is $12.7 million. The ratio of current assets to current liabilities is 1.76:1.

In March 2019, in connection with the Fourth Loan Modification Agreement, the Company and Silicon Valley Bank (the “Bank”) agreed to covenant levels for minimum revenue and EBITDA covenants (the “Covenants”) under the Loan Agreement for fiscal year 2019. The Company is in compliance with the Covenants for the quarter ended September 30, 2019. On November 13, 2019, the Company entered into a Fifth Loan Modification Agreement with the Bank. The Fifth Loan Modification Agreement amended the EBITDA covenant for the trailing six-month period ending December 31, 2019 to not more than $(4.0 million) from not more than $(2.0 million). All other terms of the Loan Agreement remained the same.

	For the nine months ended September 30,
	2019	2018
	(in thousands)
Net cash used for operating activities	$(4,772)	$(2,322)
Net cash used for investing activities	(219)	(116)
Net cash provided by (used for) financing activities	10,233	(139)

Increase (decrease) in cash and equivalents	$5,242	$(2,577)

Net cash used for operating activities for the nine-month period ended September 30, 2019 was $4.8 million, compared to net cash used for operating activities of $2.3 million for the nine-month period ended September 30, 2018. The cash used for operating activities for the nine-month period ended September 30, 2019 resulted primarily from our net loss offset by working capital changes resulting from increases in cash and cash equivalents, accounts receivable, prepaid expenses and inventory, offset by increases in accounts payable, accrued expenses and notes and lease payable. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts and the timing of other payments.

Net cash used for investing activities for the nine-month period ended September 30, 2019 was $219,000 compared to $116,000 for the nine-month period ended September 30, 2018. The cash used for investing activities for the nine-month period ended September 30, 2019 was primarily for purchases of property and equipment.

Net cash provided by financing activities for the nine-month period ended September 30, 2019 was $10.2 million as compared to cash used for financing activities of $139,000 for the nine month period ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2019 is due primarily to cash from the issuance of common stock. In June 2019, the Company completed an underwritten public offering of approximately 1.9 million shares of common stock. The Company received net proceeds of approximately $9.4 million after deducting underwriting and other offering expenses. The Company also drew $1.0 million of revolving line of credit provided by the Bank during the quarter ended September 30, 2019. Cash used for financing activities for the nine months ended September 30, 2018 is due primarily to taxes paid on the issuance of restricted stock to employees.

Contractual Obligations

In accordance with the transition disclosure requirements under ASC 840, the Company had the following commitments as of September 30, 2019:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$2,320	$694	$1,293	$333	$—
Capital Lease Obligations	17	17	—	—	—
Settlement Obligations	463	463	—	—	—
Notes Payable - principal and interest	5,331	2,573	2,758	—	—
Convertible Debentures - principal and interest	7,842	349	7,493	—	—
Other Commitments	2,745	2,605	63	29	48

Total Contractual Obligations	$18,718	$6,701	$11,607	$362	$48

Operating and Capital Lease Obligations are the minimum payments due under these obligations.

Settlement Obligations represent the remaining payments under the settlement agreement with Hologic, Inc.

Notes Payable – principal and interest represents the payments due under the term loan from the Bank.

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

Recent Accounting Pronouncements

See Note 13 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe we are not subject to material foreign currency exchange rate fluctuations, as substantially all of our sales and expenses are denominated in the U.S. dollar. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars or warrants, either to hedge existing risks or for speculative purposes. The Company is subject to a 8.5% fluctuation in interest expense on for every 1% change in interest rate on our floating rate Term Loan. For the nine-months ended September 30, 2019, a 1% change in the interest rate would have equated to approximately a $19,000 fluctuation in interest expense.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2019, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

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

Our principal executive officer and principal financial officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and have determined there are no changes in our internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

Beginning January 1, 2019, the Company implemented ASC 842, “Leases.” In relation to the adoption of this new standard, the Company implemented changes to our processes related to lessee and lessor accounting under the leasing guidance and the control activities within them. These included the development of new policies related to the identification of leases, including embedded leases, new training programs, ongoing lease contract review requirements, and the gathering of information necessary to provide for expanded disclosures.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to the detailed discussion regarding litigation set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

In addition to the foregoing, the Company may be a party to various legal matters that are in the process of litigation or settled in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on our financial condition. However, such matters could have a material adverse effect on our operating results and cash flows for a particular period.

Item 1A. Risk Factors.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Factors that have affected our Company are described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018 as filed with the SEC on March 29, 2019, and are incorporated by reference herein.

Item 5. Other Information.

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 1.01 “Entry into a Material Definitive Agreement” of Form 8-K in lieu of filing a From 8-K.

On November 13, 2019, the Company entered into a Fifth Loan Modification Agreement with the Bank. The Fifth Loan Modification Agreement amended the EBITDA covenant for the six-month period ending December 31, 2019 to not more than $(4.0 million) from not more than $(2.0 million). All other terms of the Loan Agreement remained the same.

The Foregoing description of the Fifth Loan Modification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text thereof, which is attached as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

10.1 *	Fifth Loan Modification Agreement, dated as of November 13, 2019, among Silicon Valley Bank, iCAD, Inc., Xoft, Inc. and Xoft Solutions, LLC.

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 14, 2019	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ R. Scott Areglado
	Name:	R. Scott Areglado
	Title:	Chief Financial Officer (Principal Financial Officer)