Form 10-K
period 2019-12-31
ICAD INC
filed 2020-03-11
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     _

Commission file number 001-09341

iCAD, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0377419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

98 Spit Brook Road, Suite 100, Nashua, New Hampshire	03062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 882-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ICAD	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on June 28, 2019 was $112,657,645. Shares of voting stock held by each officer and director and by each person who, as of June 28, 2019, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 1, 2020, the registrant had 21,167,324 shares of Common Stock outstanding.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Items 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

General

iCAD, Inc. is a global medical technology company providing innovative cancer detection and therapy solutions. The Company reports in two operating segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). Originally incorporated in Delaware in 1984 as Howtek, Inc., the Company changed its name in 2002 to iCAD, Inc. The Company’s headquarters are located in Nashua, New Hampshire.

iCAD continues to evolve from a business focused on image analysis for the early detection of cancers to a broader player in the cancer therapy market. The Company’s strategy is to provide patients and clinicians with a broad portfolio of innovative clinical and workflow solutions and technologies that address the two primary stages of the cancer care cycle, namely detection and treatment. The Company believes that its products can enhance early cancer detection and earlier targeted intervention, which could result in better health outcomes, overall savings to healthcare system, and increased market demand and adoption of iCAD’s solutions.

Cancer Detection Segment

Background and Overview

According to the World Cancer Research Fund, breast cancer is the most common cancer in women worldwide, and the second most common cancer overall, with more than two million new cases diagnosed worldwide in 2018. Approximately 40 million mammography procedures were performed in the United States in 2019. Although mammography is the most effective method for early detection of breast cancer, studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. The American Cancer Society estimates that, overall, screening mammograms do not find approximately one in five breast cancers. Observational errors are responsible for more than half of cancers missed, but artificial intelligence (“AI”) and computer-aided detection (“CAD”), have been proven to reduce the risk of observational errors in mammography. These workflow solutions use sophisticated algorithms designed to rapidly and accurately analyze image data and mark suspicious areas in the image that may warrant a second look or possibly contain a significant abnormality. iCAD’s technology has potential applications to aid in the diagnosis of many types of cancer.

In the U.S., digital breast tomosynthesis (“DBT”) is rapidly replacing full-field digital mammography (“FFDM”) in breast cancer screening due to its clinical value in cancer detection. However, DBT presents significant workflow challenges to radiologists who face the additional workload and time required to accurately read the extensive amounts of data contained in DBT cases. Further, as incidence rates of cancer continue to rise, it is becoming increasingly important to find cancer sooner, optimize radiology workflow and reduce unnecessary recalls resulting from false positives. iCAD’s technology has the potential to address each of these challenges.

The Company offers a variety of AI, CAD, and breast density assessment solutions for use with mammography, breast tomosynthesis, and Computed Tomography (“CT”) imaging, at both the detection and diagnosis stages of the cancer care cycle. These products have the potential to help radiologists better detect cancer and improve workflow efficiency. The Company completed development of a DBT cancer detection and workflow solution built on AI in 2015 and launched the product in the European market in April 2016, in Canada in June 2016, and in the U.S. after U.S. Food and Drug Administration (“FDA”) Pre-Market Approval in April 2017. The Company also developed a breast density assessment product for tomosynthesis that assesses breast density using 2D FFDM and 2D synthetic images that are generated from 3D tomosynthesis datasets. The Company’s 2D FFDM breast density solution received FDA 510(k) clearance in December 2013 and the Company added 2D synthetic image support in December 2018.

According to the FDA, as of December 2019, the U.S. alone had approximately 8,690 Mammography Quality Standards Act (“MQSA”) certified facilities providing mammography screening, which contained approximately 21,421 MQSA accredited FFDM and DBT units. The majority of these centers are using 2D FFDM systems and the Company believes approximately 40% of the units are DBT units based on MQSA.

Based on the number of DBT units relative to the total units left to be converted to DBT, the Company believes that its cancer detection and breast density assessment solutions for DBT may represent a significant growth opportunity in the U.S., given the large number of installation opportunities. The Company believes that there is also a growth opportunity for 2D mammography AI solutions in international markets, both from the analog to digital conversion and as more countries adopt the practice of radiologists using AI, rather than having two radiologists read each case. Furthermore, some western European countries have or are planning to implement mammography screening programs, which is likely to increase the number of mammograms performed in those countries. Although sales of the Company’s CAD solutions for 2D- mammography have been historically lower in Europe than in the U.S., the Company believes that its solutions for use with DBT may be adopted with a higher attachment rate, due to the workflow improvements and reading time reduction offered by the solutions in addition to improvements in cancer detection and reduced recall rates.

Breast Health Solutions Suite

The Company’s breast health solutions suite includes ProFound AI for Digital Breast Tomosynthesis (DBT), as well as cancer detection software solutions for 2D mammography and automated breast density assessment. These solutions are designed to improve clinicians’ performance and enhance breast cancer screening.

PowerLook

PowerLook is the Company’s server platform, which hosts the AI algorithm solutions and manages the communications between (i) imaging acquisition systems, and (ii) image storage and review systems such as Picture Archive and Communication Systems (“PACS”) and breast imaging viewing and interpretation systems. As workflow and efficiency are critical in digital imaging environments, PowerLook includes a powerful and flexible DICOM (Digital Image and Communications in Medicine) compliant connectivity solution, which is designed to enable universal compatibility with leading PACS and review workstations. iCAD has worked with its industry partners to ensure optimal integration into the graphical user interface of their PACS and review workstations. The algorithms supported on the platform have also been optimized for each supported digital imaging acquisition manufacturer based upon characteristics of their unique detectors.

The Company expects additional AI modules to be released and integrated into the PowerLook platform in the future and anticipates that all of the Company’s future breast imaging offerings will be built upon the PowerLook platform.

SecondLook

SecondLook is a machine learning-based cancer detection algorithm that analyzes 2D FFDM images to identify and mark suspicious masses and calcifications. This technology provides radiologists with a “second look” that helps detect potentially actionable cancers earlier than screening mammography alone. SecondLook uses a sophisticated, patented machine learning algorithm designed to identify the masses and calcifications that are most likely to be malignant. The algorithm was trained using data 2D mammography studies, enabling the product to distinguish between characteristics of cancerous and normal tissue. This enables earlier detection of hard-to-find cancers, improved workflow for radiologists, and higher quality patient care. SecondLook first received FDA Premarket Approval in 2002 and is currently available in the U.S., Canada, Europe, and Asia.

Automated Density Assessment

The Company’s Automated Density Assessment solution aids radiologists by standardizing their approach to breast density assessment and categorization. The solution provides an automated, consistent and standardized reporting tool, which is particularly important in states that mandate reporting a breast density score to patients as part of their annual mammogram. The latest version of the Company’s automated density solution received FDA 510(k) clearance in August 2018.

ProFound AI

DBT was introduced in the U.S. in 2010. Tomosynthesis has been demonstrated to have multiple advantages over traditional 2D mammography, including improved tissue visualization and detection, resulting in lower recall rates for patients. DBT offers improved sensitivity and specificity of cancer diagnosis, compared to 2D FFDM. Clinical studies indicate that DBT improves the ability to distinguish malignant from benign tumors and can detect early signs of cancer hidden by overlapping tissues. This helps reduce the overall number of biopsies performed and the call back rates. Initial studies have indicated that physicians using tomosynthesis have the ability to detect 41% more invasive cancers than those using conventional mammography, and also have reduced false-positives up to 15%.

AI can also play an important role in improving the accuracy and efficiency of reading breast tomosynthesis cases by identifying suspicious breast masses and calcifications.

In early 2018, the Company received the CE mark for its multi-vendor, artificial intelligence DBT cancer detection and workflow solution, Powerlook Tomo Detection 2.0, which was later rebranded as ProFound AI for Digital Breast Tomosynthesis (“DBT”). The product also received clearance for clinical use in Canada in mid-2018 and was FDA 510(k) cleared in December 2018.

ProFound AI for DBT is a deep-learning algorithm specifically designed to detect malignant soft-tissue densities and calcifications in DBT exams by analyzing each DBT image, or slice. In early 2018, the Company completed a non-FDA large multi-reader, multi-case crossover design clinical reader study, which concluded that ProFound AI increases radiologist clinical performance by improving radiologist sensitivity by an average of 8%, improving radiologist specificity by an average of 6.9% and reducing recall rates in non-cancer cases by an average of 7.2%. The reader study also showed that the product can reduce DBT reading times by an average of 52.7%. Results from this reader study were published in the peer-reviewed journal, Radiology: Artificial Intelligence, in July 2019.

iCAD will continue to focus on advancing the performance of its ProFound AI for DBT solution through training on larger datasets.

The Company has Original Equipment Manufacturer (“OEM”) relationships with GE, Siemens, and Fuji Medical Systems’ women’s health businesses and expects to use ProFound AI to expand its OEM partnerships with other mammography system and PACS providers.

The Company also developed ProFound AI for 2D Mammography, which is targeted at the European market, where 2D mammography remains the primary procedure for breast cancer screening. ProFound AI for 2D Mammography was launched in Europe in June 2019 at the Société Française d’Imagerie de la FEMme medical conference and received the CE mark approval in July 2019.

In February 2019, iCAD announced its intention to work with researchers from Sweden’s Karolinska Institute to develop and commercialize an innovative, AI-based breast cancer risk assessment model designed to identify a woman’s risk of developing an interval breast cancer between mammographic screenings. The model is driven primarily by data from existing mammography images.

ProFound Panorama

The Company introduced Profound Panorama in December of 2019 as a prototype software product that incorporates key elements of iCAD’s current image detection and risk/prediction algorithms.

Panorama is based, in part, on software licensed from the Karolinska Institute. Profound Panorama may draw upon data relating to multiple risk factors acquired from 70,000 women over a period of eight years. Profound Panorama is being developed to aid in determining which risk factors are primary contributors to interval cancers, meaning cancers that would emerge between screenings.

The Company will be required to complete development and then seek and obtain clearance from the FDA prior to being able to offer and sell the product to end users.

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

MRI is an effective tool to detect breast cancer as well as prostate cancer. While MRI is a more expensive option than traditional mammography, it enables physicians to view tumors which may have been missed during routine screenings. The American Cancer Society published guidelines in the March/April 2007 CA: A Cancer Journal of Clinicians, recommending that women at high risk for breast cancer augment their annual mammogram with an annual breast MRI. The guidelines recommended MRI scans for women with a lifetime risk of breast cancer of 20%-25% or greater, including women with a strong family history of breast or ovarian cancer and women who were treated for Hodgkin’s disease. The American College of Radiology and Society of Breast Imaging endorsed these recommendations in their recommendations published in the Journal of the American College of Radiology.

Accurate staging of prostate cancer has been a significant challenge for practitioners. Of the over 225,000 men who are diagnosed with prostate cancer every year in the U.S., most have slow-growing tumors that likely will not lead to death or require invasive treatment, though the diagnosis does cause patient anxiety and requires close monitoring. With advanced diagnostic imaging tools, physicians may more accurately stage the severity of the prostate cancer and minimize a patient’s exposure to unnecessary and painful biopsies.

In the future, the Company believes that MRI imaging may have an expanded role in the management of prostate cancer patients, particularly for management strategies involving active surveillance. As more men consider “watchful waiting” or delaying active treatment of their cancer, advances in imaging will help inform these decisions, based more on better imaging than on assumptions relating to estimates of growth of a man’s prostate cancer.

Prostate Cancer Screening

Prostate Al

In the U.S. alone, there are over 225,000 cases of prostate cancer diagnosed annually. The annual global volume is estimated at no less than 650,000 in developed countries.

Over the past several years, the use of the Prostate – Specific Antigen (“PSA”) screening has declined, resulting in sub-optimal screening for prostate cancer. More recently, multi-parametric MRI has been relied upon increasingly for both initial diagnosis and for tracking of men previously diagnosed and in “active surveillance.”

The Company intends to seek to acquire large data sets of prostate images and develop new and unique algorithms to assist with the reading, interpretation and detection of proliferative prostate disease.

The Company will be required to complete development and then seek and obtain clearance from the FDA prior to being able to offer and sell the product to end users.

Colon Cancer Screening

Background and Overview

Colon cancer is the third most common cancer diagnosed globally, with more than 1.8 million new cases diagnosed worldwide in 2018.

Computed Tomography (“CT”) is a well-established and widely used imaging technology that is used to image cross-sectional “slices” of various parts of the human body. When combined, these “slices” provide detailed volumetric representations of the imaged areas. With recent image quality improvements and greatly increased imaging speeds, CT imaging use has expanded in both the number of procedures performed as well as the applications for which it is utilized. While the increased image quality and number of cross-sectional slices per scan provides valuable diagnostic information, it adds to the challenge of managing and interpreting the large volume of data generated. The Company believes that the challenges in CT imaging present it with opportunities to provide automated image analysis and clinical decision support solutions.

CT Colonography (“CTC”) is a less invasive technique than traditional colonoscopy for imaging the colon when screening for cancer. However, the process of reading a CTC exam can be lengthy and tedious as the interpreting physician is often required to traverse the entire length of the colon multiple times. CAD technology can play an important role in improving the accuracy and efficiency of reading CTC cases by automatically identifying and highlighting polyps that can progress into cancer. CAD technology has been developed to aid radiologists in their review of CTC images as a means of improving polyp detection. The Company believes that CAD could become an important adjunct to CTC.

Colon Cancer Screening Products

VeraLook

VeraLook is the Company’s FDA-cleared solution designed to support detection of colonic polyps in conjunction with CTC. The product is distributed with advanced visualization reading workstations manufactured by Vital Images (an affiliate of Toshiba Medical System Group) and Philips Healthcare. It is a natural extension of the Company’s core competencies in image analysis and image processing.

Field testing of the product was initiated in 2008. Results of the Company’s multi-reader clinical study demonstrated that the use of VeraLook improved reader sensitivity by 5.5% for patients with both small and large polyps, and slightly reduced specificity of readers by 2.5%. The clinical relevance of VeraLook was improved overall reader performance while maintaining high reader specificity.

VeraLook received FDA 510(k) clearance in 2010 and was CE marked in 2009.

The VeraLook CTC computer aided detection product is distributed globally by Vital Images, an affiliate of Canon Group, and by Philips Healthcare in the U.S. market. VeraLook is integrated with the CTC applications of both companies.

Cancer Therapy Segment

Background and Overview

Radiation therapy is the medical use of ionizing radiation, generally as part of cancer treatment to control or kill malignant cells. Radiation therapy may be curative in a number of types of cancer if the cancer cells are localized to one area of the body. It may also be used as part of curative therapy to prevent tumor recurrence after surgery to remove a primary malignant tumor (for example, early-stage breast cancer). The clinical goal in radiation oncology is to deliver the highest radiation dose possible directly to the tumor to kill the cancer cells while minimizing radiation exposure to healthy tissue surrounding the tumor in order to limit complications and side effects.

The three main types of radiation therapy are (i) external beam radiation therapy (“EBRT”) which involves a radiation source positioned outside the body, (ii) brachytherapy which uses sealed radioactive sources placed precisely inside the body in the treatment area, and (iii) systemic radioisotopes which are given by infusion or oral ingestion. Brachytherapy uses temporary or permanent placement of radioactive sources.

Conventional EBRT typically involves multiple treatments of a tumor in up to 40 radiation sessions. Brachytherapy offers the benefit of reduced radiation exposure to healthy tissues further away from the radiation source. In addition, if the patient moves or if there is any tumor movement within the body during treatment, the radiation source retains its correct position in relation to the tumor. Thus, brachytherapy offers an advantage over EBRT in its ability to better direct high doses of radiation to the size and shape of the cancerous area while sparing healthy tissue and organs.

Brachytherapy is commonly used as an effective treatment for endometrial, cervical, prostate, breast, and skin cancer, and can also be used to treat tumors in many other body sites. Electronic Brachytherapy (“eBx”) is a type of radiotherapy that utilizes a miniaturized high dose rate X-ray source to apply radiation directly to the cancerous site.

Cancer Therapy

Introduction

The Xoft Axxent Electronic Brachytherapy (eBx) System (“Xoft System”) is a proprietary electronic brachytherapy platform designed to deliver isotope-free (non-radioactive) radiation treatment in virtually any clinical setting without the limitations of radionuclides. It is FDA-cleared, CE marked and licensed in a growing number of countries for the treatment of cancer anywhere in the body, including early-stage breast cancer, non-melanoma skin cancers (“NMSC”), and gynecological cancers. The Xoft System utilizes a miniaturized high dose rate, low energy X-ray source to apply radiation directly to the cancerous site. The goal is to direct the radiation dose to the size and shape of the cancerous area while sparing healthy tissue and organs.

The Company’s commercial focus for Xoft in recent years has been the treatment of early-stage breast cancer, gynecological cancers and NMSC. Emerging applications include a wide and growing array of cancers including brain, prostate and rectal tumors. Given that the Xoft system has regulatory clearance for the treatment of cancer anywhere in the body, treatments for emerging applications may not require additional regulatory clearance.

The Xoft System delivers clinical dose rates similar to traditional radioactive systems. However, because of the electronic nature of the Xoft technology, the dose fall-off is faster. This lowers the radiation exposure outside of the targeted area and eliminates the need for a dedicated shielded treatment environment such as that required with traditional isotope-based radiation therapy. Because the Xoft System is relatively small in size, it can easily be transported for use in virtually any clinical setting (including the operating room where intraoperative radiation therapy (“IORT”) is delivered) under radiation oncology supervision. Current customers of the Xoft System include university research and community hospitals, cancer care clinics, veterinary facilities, and dermatology offices that have established strategic partnerships with radiation oncology service providers for supervised treatment delivery.

Cancer Therapy Products

Background and Overview

Approximately 300,000 women are diagnosed with breast cancer every year in the U.S. Currently, a majority of early stage breast cancer patients who are treated with radiation therapy follow a four-to-six-week daily protocol of traditional external beam radiation, while a small portion are treated with brachytherapy. IORT aims to simplify radiation treatment for early-stage breast cancer patients by delivering one precise dose of radiation directly to the lumpectomy cavity in a single, safe and effective procedure. The Xoft System may also be used for accelerated partial breast irradiation (“APBI”).

The Company continues to make enhancements to the Xoft System controller, including upgrades to the software interface and the high voltage connection, and the Streamlined Module for Advanced Radiation Therapy (“SMART”) platform which uses the Axxent Hub cloud-based oncology collaboration software solution. The SMART platform is an adaptive, patient-centric solution designed to improve workflow efficiency, flexibility, safety and security of a skin eBx program. This comprehensive platform provides all members of the care team with a collaborative environment in which to manage patient workflow, and is Wi-Fi enabled, eliminating challenges related to exchanging current, accurate patient data among providers.

The Company offers FDA-cleared applicators for the utilization of the Xoft System, including breast applicators for IORT and accelerated partial breast irradiation (“APBI”) in the treatment of breast cancer, vaginal applicators for the treatment of endometrial cancer, cervical applicators for the treatment of cervical cancer, and skin applicators for the treatment of non-melanoma skin cancers. The flexible single-use breast applicators are offered in a variety of sizes and lengths based on clinical need. The endometrial, cervical and skin applicators are reusable and are manufactured in various sizes based on the anatomical requirements of the patient or the size of the lesion. The Xoft System includes a 50kV isotope-free energy source, a comprehensive service warranty program, and various accessories such as the Axxent eBx Rigid Shield for internal IORT shielding. The 50kV energy source is typically sold under an annual contract and is customized to individual customer volume and usage requirements.

The primary applications of the Xoft System involve localized breast cancer treatment using a ten to fifteen-minute breast IORT protocol. However, the Xoft System can also be used to treat a wide and growing array of additional cancers, including NMSC, gynecological, various forms of brain cancer, including recurrent glioblastoma (“GBM”), and other non-breast IORT clinical indications. The Company believes an additional strategic growth opportunity exists in the application of the Xoft System for the treatment of other cancers beyond NMSC and breast cancer in the IORT setting, including integration with minimally invasive surgical techniques and systems.

Approximately 297,000 cases of brain and nervous system tumors are diagnosed worldwide per year. GBM is the most common and aggressive type of malignant primary brain tumor, with a median survival estimated to be 10 to 12 months. In 2020, a metastatic brain tumor was treated in the U.S. with IORT using the Xoft System. This procedure marked the start of a clinical trial for IORT for patients with large brain metastases treated with neurological resection with the Xoft System, at the James Graham Brown Cancer Center at the University of Louisville.

A retrospective analysis published in World Neurosurgery by Alexey Krivoshapkin, MD, PhD, et al. examined the repeat resection and the various methods of IORT for the treatment of malignant brain gliomas (MBGs), including high-energy linear accelerators and modern, integrated brachytherapy solutions using solid and balloon applicators.

The Xoft System is also currently being studied for the treatment of other types of brain tumors in various institutions worldwide, including the European Medical Center, in Russia. Preliminary clinical data on Xoft IORT for the treatment of GBM was presented at the European Association of Neurosurgical Societies (EANS) Congress in Dublin, Ireland in September 2019 by Alexey Gaytan, MD, PhD, neurosurgeon at the European Medical Center in Moscow, Russia. In a matched pair study, 30 patients were treated for recurrent GBM. The IORT group (A) was treated with a single fraction of radiation immediately following surgical resection, without chemotherapy or temozolomide following surgery. The comparison group (B) was treated with routine postoperative adjuvant chemotherapy with or without concomitant or sequential EBRT. Median overall survival (OS) in group A was 24 months; OS for group B was 21 months. As of September 2019, nine patients were still alive from group A, whereas none of the patients in group B survived.

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

There are approximately 50,000 new cases of endometrial cancer each year in the U.S. and more than 800,000 new cases worldwide. In 2017, the first-ever European analysis of electronic brachytherapy using the Xoft System for endometrial and cervical cancer treatment was presented at the European Society for Radiotherapy and Oncology annual meeting. Researchers from Miguel Servet University Hospital in Zaragoza, Spain presented promising study results demonstrating excellent outcomes in acute toxicity in 29 endometrial or cervical cancer patients treated with the Xoft System from September 2015 to September 2016. Additional research showed that compared to an iridium isotope, the Xoft System delivered a lower dose of radiation to surrounding healthy organs at risk, such as the bladder and rectum. In April 2019 two additional Spanish centers announced adoption of the Xoft System, bringing the number of installations across Spain with the Xoft system to seven, spread across four major regions.

In August 2018, the Xoft System received regulatory consent from India’s Atomic Energy Regulatory Board, making the Company’s full suite of electronic brachytherapy products available to clinicians and patients across India. In 2017, the Company’s balloon applicators were cleared by China’s National Medical Products Administration (“NMPA”) for the treatment of early-stage breast cancer. With NMPA authorization, the complete suite of Xoft System products is now available to clinicians and patients in China. In addition to the Chinese market, the Company continues to build positive momentum and has regulatory authorization in key geographies such as Spain, Australia, and Switzerland.

Additionally, electronic brachytherapy is appropriate for use in other IORT clinical settings where surgical resection is unable to completely eliminate all cancer cells. The Company believes that IORT for prostate, pelvic, gastrointestinal, abdominal, spinal, and soft tissue sarcoma applications are potential markets given the minimal shielding requirements associated with this treatment modality. In September 2019 the Company unveiled new and updated advancements for the Xoft System at the American Society for Radiation Oncology (“ASTRO”) annual meeting. This included new applicators for minimally-invasive robotic surgery, including prostate, an advanced prototype for early-stage rectal cancers, and extended-length balloon applicators, available in 25 cm and 50 cm lengths, which offer added versatility and the potential for additional applications for Xoft eBx in different areas of the body. Based on these additional clinical applications and the potential to scale the Xoft System in the future to address other indications for use, the Company believes the Xoft System offers unique flexibility and opportunities for growth.

Studies

In 2016, Melinda Epstein, PhD, et al. of Hoag Memorial Hospital Presbyterian in Newport Beach, California published two clinical papers on their experience with the Xoft System for the treatment of early-stage breast cancer with IORT. In June 2016, the Annals of Surgical Oncology published data on 702 patients treated from June 2010 to January 2016, demonstrating a 1.7% recurrence rate. Further, less than 5% of patients had significant complications, concluding that IORT safely delivers radiation and allows some women who cannot (or decline to) undergo whole breast radiation to consider breast-conserving therapy rather than mastectomy. In August 2016, The Breast Journal published 20-month mean follow-up data on 146 patients with pure ductal carcinoma in situ treated with IORT. The data showed a 2.1% recurrence rate with relatively few complications and again concluded that x-ray based IORT is a promising treatment modality that greatly simplifies the delivery of post-excision radiation therapy.

In 2017, researchers from Hoag Memorial Hospital Presbyterian published another clinical paper in the Annals of Surgical Oncology on their experience with the Xoft System in treating 204 early-stage breast cancers in a prospective, X-ray IORT trial from June 2010 to September 2013. With a median follow-up of 50 months, results indicated there have been seven ipsilateral breast tumor events, no regional or distant recurrences, and no breast cancer-related deaths. Kaplan-Meier analysis projects that 2.9% of patients will recur locally at 4 years. The site’s low complication and recurrence rates support the cautious use and continued study of IORT in selected women with low-risk breast cancer. The Hoag Memorial Hospital Presbyterian IORT series is currently the largest single-facility IORT series with the Xoft System in the United States.

Also, in 2017, the Company announced results of a landmark study that demonstrated the economic benefits of IORT compared to EBRT in the treatment of early-stage breast cancer. The analysis demonstrated that IORT could result in direct cost savings for the U.S. healthcare system of more than $630 million over the lifetime of patients diagnosed annually with early-stage breast cancer, as well as could significantly benefit patient health by minimizing radiation exposure and offering a better quality of life. The results of the study were published in November 2017 in the peer-reviewed Cost Effectiveness and Resource Allocation and determined IORT to be the preferred method of treatment.

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

Also, in 2017, the Company announced that results of a matched-pair cohort study of 369 early-stage NMSC patients treated with the Xoft System or Mohs micrographic surgery showed that rates of recurrence of cancer were virtually identical at a mean follow-up of 3.4 years. Mohs micrographic surgery is accepted as the most effective technique for removing basal cell carcinoma and squamous cell carcinoma. The study results were published online in the peer-reviewed Journal of Contemporary Brachytherapy.

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

In 2019, study results from the first cervical cancer cases for eight patients treated with Xoft eBx at the Hospital Universitario Miguel Servet in Zaragoza, Spain were published in the Journal of Applied Clinical Medical Physics. Researchers found the treatment offered promising results at 1 month follow up, with no recurrences and low toxicity. The study concluded that electronic brachytherapy is a good alternative to treating cervical cancer in centers without access to conventional high-dose-rate interstitial brachytherapy.

Clinical data supporting Xoft eBx for the treatment of various gynecological cancers, including cervical and uterine, were also presented in 2019 at the European Society for Radiotherapy and Oncology meeting by researchers from the Hospital Universitario Miguel Servet and the Jewish General Hospital in Montreal, Québec, Canada. A study conducted by researchers from the Hospital Universitario Miguel Servet concluded that electronic brachytherapy is an alternative to high dose-rate brachytherapy with a good rate of overall survival and progression free disease. The retrospective study conducted by researchers at the Jewish General Hospital suggested that electronic brachytherapy could replace high-dose-rate brachytherapy in uterine cancer with similar target coverage, maximum dose to surrounding structures, and treatment times and that additional studies would be needed to evaluate efficacy.

Preliminary results of the Company’s ExBRT “A Safety and Efficacy Study of Intra-Operative Radiation Therapy (IORT) Using the Xoft Axxent Electronic Brachytherapy (eBx) System at the Time of Breast Conservation Surgery for Early-Stage Breast Cancer” international, multi-center clinical trial were unveiled during an oral presentation at the 60th ASTRO annual meeting at the Henry B. Gonzalez Convention Center in San Antonio, Texas. In the presentation, A.M. Nisar Syed, MD, Principal Study Investigator, Medical Director, Radiation Oncology & Endocurietherapy, MemorialCare Cancer Institute, Long Beach Memorial Medical Center, and Professor of Radiation Oncology, UCI Medical Center and Harbor-UCLA School of Medicine, detailed clinical techniques and outcomes of IORT using the Xoft System at the time of breast conserving surgery with findings based upon ASTRO suitability criteria. The trial enrolled 1,200 patients between May 2012 and July 2018 at 28 international and U.S.-based institutions. With a median follow up of 1.6 years, less than one percent of patients had cancer regrowth (ipsilateral recurrence) or developed new primary cancers in the other breast. Treatment was generally well tolerated with grade 3, 4 and 5 adverse events occurring in 37 patients. Mean treatment time was 10.5 minutes.

Sales and Marketing

Cancer Detection

In North America, iCAD sells its AI mammography products through a direct regional sales force and through the Company’s OEM partners, which include GE Healthcare, Fujifilm Medical Systems, and Siemens Medical Systems. In Europe, the Company has also developed reseller relationships with regional distributors, which it plans to expand. In 2019, the Company announced that its Breast Health Solutions suite will be available on the Nuance AI Marketplace, the first portal for improving radiologist productivity with one-stop access to a wide range of AI diagnostic models from within the industry’s most widely used radiology reporting platform. This portal will provide the Company’s consolidated, at-scale access to users of Nuance PowerScribe, the radiology reporting system trusted by approximately 80 percent of U.S. radiologists and its PowerShare Network, which connects more than 6,500 healthcare organizations.

As part of its sales and marketing efforts, the Company engages in a variety of public relations and local outreach programs with numerous customers and continues to cultivate relationships with industry leaders in breast cancer solutions, including at trade shows where the future of medical image analysis solutions is discussed.

Cancer Treatment

iCAD markets the Xoft System in the U.S. and select countries worldwide through its wholly-owned subsidiary, Xoft, Inc. (“Xoft”). In the U.S., Xoft utilizes a direct sales force. Xoft has established partnerships in Australia, Bulgaria, China, Egypt, India, Ireland, Italy, Luxembourg, Mexico, the Netherlands, Portugal, Russia, Saudi Arabia, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United Kingdom and is actively exploring market entry in South and Central America.

A comprehensive medical education program is a key part to the Company’s eBx market development strategy. Xoft actively participates in key industry scientific conferences and independent venues in the U.S. and Europe where we provide professional education programs and product demonstrations relating to eBx. The goal of these programs and demonstrations is to broaden physician awareness of the Xoft System and eBx technology.

Competition

The Company operates in highly competitive and rapidly changing markets with competitive products available from nationally and internationally recognized companies. Many of these competitors have significantly greater financial, technical and human resources than iCAD and are well-established in the healthcare market. In addition to the existing technologies or products that compete with the Company’s products, some companies may develop technologies or products that compete with the products the Company manufactures and distributes or that would render our products obsolete or noncompetitive. Moreover, competitors may achieve patent protection, regulatory approval, or product commercialization before we do, which would limit our ability to compete with them. We believe that efficacy, safety profile, cost, and reimbursement are the primary competitive factors that will affect the success of our products.

Cancer Detection

The Company currently faces direct competition in its cancer detection and breast density assessment businesses from Hologic (Marlborough, MA), Volpara (Rochester, NY), ScreenPoint Medical (Nijmegen, Netherlands), and Densitas (Halifax, Nova Scotia, Canada). The Company believes that its market leadership in mammography cancer detection and density assessment and strong relationships with its strategic partners will provide it with a competitive advantage in the mammography cancer detection and density assessment markets.

The Company’s VeraLook product faces competition from the traditional imaging CT equipment manufacturers and emerging CAD companies. Siemens Medical (Tarrytown, NY), GE Healthcare (Chicago, IL), and Philips Medical Systems (Andover, MA) currently offer polyp detection products outside the U.S. A significant barrier to adoption in the U.S. has been a lack of reimbursement for CTC for colon cancer screening. The Company expects that CT manufacturers will offer a colonic polyp detection solution as an advanced feature of their image management and display products typically sold with their CT equipment, but current regulatory requirements for the sector present a significant barrier to entry and the Company believes that its market leadership in mammography AI may provide it with a competitive advantage within the CTC community.

Cancer Treatment

The Company’s eBx products face competition in breast IORT primarily from Carl Zeiss Meditec (“Zeiss”) (Dublin, CA), which has an established base of breast IORT installations in Europe. Zeiss manufactures and sells eBx products for the delivery of IORT, for both breast and additional anatomical areas, including the spine, gastrointestinal tract, skin, and endometrial cancers. Sensus Healthcare (Boca Raton, FL) and IntraOp Medical (Sunnyvale, CA) are other competitors in the breast IORT market.

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

The Company’s NMSC products face competition from other mobile non-surgical treatment options (such as Sensus Healthcare’s Surface Radiation Therapy system and Elekta’s Esteya system), surgical treatment options and traditional radiation therapy.

Centers for Medicare & Medicaid Services (“CMS”) has proposed a bundled payment model for radiotherapy treatment that incentivizes physician selection of high quality, lower cost treatment modalities like Xoft’s electronic brachytherapy for treatment of breast and other cancers. The model is proposed to begin in 2020, but Medicare has not yet posted the final version of the rule outlining the details of the program.

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

Xoft’s professional services staff provides comprehensive product support, physician support, radiation therapists and billing support on a pre-sales and post-sales basis. Field service staff is involved in product installation, maintenance, training and service repair. Customer service staff provides pre-sale product demonstrations, customer support, troubleshooting, service dispatch and call center management.

Government Regulation

The Company’s operations, products and customers are subject to extensive government regulation by numerous government agencies. Our software, hardware systems and related accessories are regulated as medical devices in each of the jurisdictions where we operate, and our customers are subject to applicable mammography provider quality standards.

Manufacturing and Sales

In the U.S., numerous laws and regulations govern the processes by which our products are brought to market. These include the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, which govern, among other things, quality standards for product development, manufacturing, testing, labeling, storage, pre-market clearance or approval, advertising and promotion, sales and distribution, and post-market surveillance of medical devices.

For devices, in the U.S., FDA’s pre-market clearance or approval process controls the entry of products into the market. Whether a product requires clearance (510(k) premarket notification) or approval (premarket approval, “PMA”) depends on FDA’s risk-based classification of the device. Some of our products require submission of a premarket notification demonstrating that our device is at least as safe and effective, that is, “substantially equivalent,” to a legally marketed device that is not required to be approved under a PMA. Once we receive an order from FDA declaring our device to be substantially equivalent, our product is “cleared” for commercial marketing in the U.S. Other products of ours require submission of a PMA, which requires non-clinical and clinical data supporting the safety and effectiveness of the device. Once we receive FDA approval of our PMA application based on FDA’s determination that the application contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s), we may market the device.

After our products enter the market, we and our products continue to be subject to FDA regulation. For example, the FDA Quality System Regulations (“QSR”) require manufacturers to establish a quality system including extensive design, testing, control, documentation and other quality assurance procedures designed to ensure their products consistently meet applicable FDA requirements and manufacturer specifications. Our third-party manufacturers are also required to comply with applicable parts of the QSR. Manufacturers are subject to periodic inspections by FDA to determine compliance with QSR. If at the conclusion of an inspection, FDA has made any observations that may constitute violations of applicable requirements, it may issue an FDA Form 483 (“483”) requiring corrective action within a limited amount of time. If any observations are not addressed and/or corrective action taken, FDA may issue a warning letter and or take other enforcement action. The Company also is subject to FDA regulations covering labeling and adverse event reporting as well as the FDA’s general prohibition against promoting products for unapproved or “off-label” uses. Failure to comply fully with applicable regulations could lead to delayed marketing clearance or approval or enforcement action, including 483s, warning letters, product seizures, import/export refusal, civil or criminal penalties, injunctions, and criminal prosecution.

Similarly, medical device regulators in other jurisdictions require various levels of clearance, approval, certification, licensure and/or consent before regulated medical devices can be lawfully commercialized in those jurisdictions as well as on-going compliance with manufacturing and other regulatory requirements. These approvals, the time required for regulatory review, and the continuing compliance requirements vary by jurisdiction. Obtaining and maintaining foreign regulatory approvals and maintaining compliance is an expensive and time-consuming process. Increasingly, medical device manufacturers are adopting globally harmonized quality standards for medical devices as developed by the International Organization for Standardization, and risk management standards for medical devices. Manufacturers of software as a medical device are further subject to specific security standards. There is no guarantee that future products or modifications of current products will meet relevant requirements such as these for lawful commercialization of our products in the jurisdictions where the Company operates.

Additionally, the U.S. government regulates the transfer of information, commodities, technology and software considered to be strategically important to the United States in the interest of national security, economic and/or foreign policy concerns. A complicated network of federal agencies and inter-related regulations in the U.S. that govern exports, collectively referred to as “Export Controls.” These regulate the shipment or transfer, by whatever means, of controlled items, software, technology, or services out of the United States. Exported medical products are also subject to the regulatory requirements of each country to which the medical product is exported.

Healthcare Laws

The Company is also subject to a variety of federal and state regulations in the U.S. and the regulations in other jurisdictions that relate to our interactions with healthcare practitioners, government officials, purchasing decision makers, and other stakeholders across healthcare systems. These regulations, discussed in more detail below, include among others, the following:

•	anti-kickback, false claims, and physician self-referral statutes;

•

U.S. state laws and regulation regarding fee splitting and other relationships between healthcare providers and non-professional entities, such as companies that provide management and reimbursement support services;

•

anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, the UK Anti-Bribery Act, the Canadian Corruption of Foreign Public Officials Act, and guidance promulgated by certain multi-national groups, such as the United Nations Convention Against Corruption and the Organization for Economic Cooperation and Development Convention on Combatting Bribery of Foreign Public Officials in International Business Transactions;

•

laws regulating the privacy and security of health data, protected health information and personally identifiable information. These include the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act, the General Data Protection Regulation (“GDPR”) in the EU, and the Personal Information Protection and Electronic Documents Act in Canada; and

•

healthcare reform laws in the U.S., such as the Affordable Care Act (“ACA”) and the 21st Century Cures Act, which include new regulatory mandates and other measures designed to reduce the rate of medical inflation. These include, among other things, stringent new reporting requirements of financial relationships between device manufacturers and physicians and teaching hospitals.

These laws and regulations are extremely complex, open to interpretation, and, in some cases, still evolving. If our operations are found to violate any of the foreign, federal, state or local laws and regulations which govern our activities, we may be subject to litigation, government enforcement actions, and applicable penalties, which could include civil and criminal penalties, damages, fines, exclusion from participation in certain payer programs or curtailment of our operations. Compliance obligations under these various laws are often detailed and onerous, further contributing to the risk that we could be found to be out of compliance with particular requirements. The risk of being found in violation of these laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.

The FDA, Centers for Medicare & Medicaid Services (“CMS”), the Department of Health and Human Services, Office of Inspector General (“HHS-OIG”), the Department of Justice, states’ attorneys general and other governmental authorities actively enforce the laws and regulations discussed above. In the United States, medical device companies have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of medical devices, payments intended to influence the referral of federal or state healthcare business, and submission of false claims for government reimbursement. While we make every effort to comply with applicable laws, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws. The risk of liability under certain federal and state laws is increased by the right of individual plaintiffs, known as relators, to bring an action alleging violations of such laws and potentially be awarded a share of any damages or penalties ultimately awarded to the applicable government body. Violations of these laws may lead to civil and criminal penalties, damages, fines, exclusion from participation in certain payer programs or curtailment of our operations.

We are subject to numerous laws governing safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances, among others, both at the U.S. federal and state levels, and similar laws in other jurisdictions. We may be required to incur significant costs to comply with these laws and regulations in the future, which may result in a material adverse effect upon our business, financial condition and results of operations.

Federal, state, and foreign regulations regarding the manufacture and sale of medical devices and management services and software are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

Anti-Kickback Laws

The federal Anti-Kickback Statute (“AKS”) prohibits persons from knowingly or willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce:

•	the referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare program; or

•	purchasing, ordering, arranging for, or recommending the ordering of, any service or product for which payment may be made by a government-sponsored healthcare program.

The AKS is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The statutory penalties for violating the AKS include imprisonment for up to ten years and criminal fines of up to $100,000 per violation. In addition, through application of other laws, conduct that violates the AKS can also give rise to False Claims Act (“FCA”) lawsuits, civil monetary penalties and possible exclusion from Medicare and Medicaid and other federal healthcare programs. Alleged violations may also require us to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims and may also require us to enter into a Corporate Integrity Agreement imposing various requirements.

Congress and the HHS-OIG have established a large number of statutory exceptions and regulatory safe harbors. An arrangement that fits squarely into an exception or safe harbor is immune from prosecution under the AKS. We train and educate employees and marketing representatives on the AKS and their obligations thereunder, and we endeavor to comply with the applicable safe harbors. However, the failure to comply with the exceptions and safe harbor requirements does not always impose liability under the AKS, as long as the arrangement does not implicate the principal policy objectives. Thus, some of our arrangements that may not be covered by a safe harbor, like many other common and non-abusive arrangements, nevertheless likely do not pose a material risk of program abuse or warrant the imposition of sanctions because they do not implicate any of the Statute’s principal policy objectives. However, we cannot offer assurances that, with respect to any arrangements that do not squarely meet an exception or safe harbor, we will not have to defend against alleged violations of the AKS. Allegations of violations of the AKS also may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the AKS.

Government officials have focused recent kickback enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, including medical device manufacturers, and have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. This trend is expected to continue. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal plea or deferred prosecution agreements.

In addition to the federal AKS, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states, these anti-kickback laws apply not only to payment made by a government health care program but also with respect to other payers, including commercial insurance companies.

If we are found to have violated the Anti-Kickback Statute or a similar state statute, we may be subject to civil and criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims and may also require us to enter into a Corporate Integrity Agreement.

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

This federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing for any good or service furnished pursuant to an unlawful referral. It further obligates any person collecting any amounts in connection with an unlawful referral to refund these amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service, and could result in denial of payment, disgorgements of reimbursement received under a non-compliant agreement, and possible exclusion from Medicare, Medicaid or other federal healthcare programs.

In addition to the Stark Law, many states have their own self-referral laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states these self-referral laws apply not only to payment made by a government health care program but also payments made by other payers, including commercial insurance companies. In addition, some state laws require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider, even if the referral itself is not prohibited.

We have financial relationships with physicians in the form of equipment leases and services arrangements. Our financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an applicable exception. Unlike the AKS, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature. We attempt to structure our relationships to meet a Stark Law exception, but the regulations implementing the exceptions are detailed and complex, and we cannot provide assurance that every relationship complies fully with the Stark Law.

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

If we fail to comply with federal and state physician self-referral laws and regulations as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of revenue and be subject to significant monetary penalties, or exclusion from participation in federal healthcare programs which could have a material adverse effect on our business, financial condition and results of operations.

False Claims Laws

The federal FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim or knowingly making, or causing to made, a false statement to obtain payment from the federal government. If we violate the AKS or Stark Law, improperly bill for our services, retain overpayments longer than 60 days after identification, or fail to act with reasonable diligence to investigate credible information regarding potential overpayments, we may be found to violate the federal civil FCA.

Those found in violation of the FCA can be subject to fines and penalties of three times the damages sustained by the government, plus mandatory civil penalties of $5,500 to $11,000 per false claim or statement ($11,665 to $23,331 per false claim or statement for penalties assessed after January 15, 2020 for violations occurring after November 2, 2015. The qui tam or “whistleblower” provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically, causing greater numbers of healthcare companies, including medical device manufacturers, to defend false claim actions, pay damages and penalties or be excluded from Medicare, Medicaid or other federal or state healthcare programs.

In addition, various states have enacted false claim laws analogous to the FCA, and this legislative activity is expected to increase. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program.

Increased Regulatory Scrutiny of Relationships with Healthcare Providers

Certain state governments and the federal government have enacted legislation, including the Physician Payments Sunshine Act provisions under the ACA, aimed at increasing transparency of our interactions with healthcare providers. As a result, we are required by law to disclose payments, gifts, and other transfers of value to certain healthcare providers in certain states and to the federal government. Any failure to comply with these legal and regulatory requirements could result in a range of fines, penalties, and/or sanctions, and could affect our business. We have devoted and will continue to devote substantial time and financial resources to develop and implement enhanced structure, policies, systems and processes to comply with these enhanced legal and regulatory requirements, which may also impact our business.

U.S. Coverage and Reimbursement

In the U.S., the federal and state governments establish guidelines and pay reimbursements to hospitals, freestanding clinics (independent diagnostic treatment facilities), and medical professionals for diagnostic examinations and therapeutic procedures under the federal Medicare program and the joint federal/state Medicaid program. CMS reviews and adjusts Medicare and Medicaid coverage policies and reimbursement levels periodically and considers various Medicare and other healthcare reform proposals that could significantly affect private and public reimbursement for healthcare services. State governments determine Medicaid reimbursement pursuant to state law and regulations. Many third-party payers use coverage decisions and payment amounts determined by CMS to set their coverage and reimbursement policies.

Because we expect to receive payment for our products directly from our customers, we do not anticipate relying directly on payment for any of our products from third-party payers, such as Medicare, Medicaid, commercial health insurers and managed care companies. However, our business will be affected by coverage and payment policies adopted by federal and state governmental authorities for Medicare and Medicaid, as well as private payers, which often follow the coverage policies of these public programs. Such policies may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. For example, our business will be indirectly impacted by the ability of a hospital or medical facility to obtain coverage and third-party reimbursement for procedures performed using our products. Third-party payers may deny coverage or pay an amount for the procedure that healthcare providers deem inadequate, which could cause such providers to use a lower-cost product from our competitors or perform a medical procedure without our device.

Reimbursement decisions by individual third-party payers depend upon each third-party payer’s evaluation of a number of factors, including some or all of the following:

•	whether the product or service is a covered benefit under its health plan;

•	whether the product or service is appropriate and medically necessary for the specific indication;

•	cost effectiveness of the product or service;

•	whether the product is being used in a manner consistent with its FDA-approved or cleared label (i.e., “on-label”); and

•

a determination that the product or service is neither experimental nor investigational (e.g.., that its use is supported by relevant evidence in the peer reviewed literature, its use is supported by medical professional society treatment guidelines).

In 2016, the American Medical Association (“AMA”) implemented a skin-specific Category III CPT code for electronic brachytherapy for the treatment of NMSC. Reimbursement for the treatment delivery may be provided through the Category III CPT code, 0394T, which covers high dose rate electronic brachytherapy, skin surface application, per fraction, and includes basic dosimetry, when performed. There are additional Category I CPT codes reportable with the service as determined by physician orders, medical necessity, and documentation. Coverage policies and payment values associated with CPT code 0394T are determined by the regional Medicare Administrative Contractors. Though some Medicare Administrative Contractors do not reimburse for CPT code 0394T, there are several others that either have published rates for the 0394T code or reimburse on a case-by-case basis.

Category III CPT codes are designed as temporary codes for experimental services. Without further action by the AMA, Category III CPT codes sunset five years after the initial publication or extension of the code. In February 2019, the AMA accepted the retention of CPT code 0394T effective January 1, 2020, extending the code until 2025. At that time, CPT code 0394T may receive a Category I CPT code. Alternatively, the AMA may determine the code should be further extended or archived.

The healthcare industry in the United States is increasingly focused on cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with third-party payers. The ACA went into effect in 2012 and in subsequent years. While we believe that elements of the program including the shift to value-based healthcare and increased focus on patient satisfaction will benefit the Company in the future, there could be negative consequences on patient access to new technologies. Other elements of this legislation, including comparative effectiveness research, payment system reforms (such as shared savings pilots) and other provisions, could meaningfully change the way healthcare is delivered and paid for in the U.S., and may materially impact numerous aspects of our business, including the demand for and availability of our products, the reimbursement available for our products from governmental and third-party payers, and reduced medical procedure volumes.

We are evaluating the effect that Trump Administration changes and proposed changes to the ACA may have on our business. We cannot predict whether the ACA will be repealed, replaced, or modified or how such repeal, replacement or modification may be timed or structured. As a result, we cannot quantify or predict the effect of such repeal, replacement, or modification might have on our business and results of operations. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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

Market acceptance of our medical products in both the U.S. and other countries is dependent upon the purchasing and procurement practices of our customers, patient demand for our products and procedures, and the reimbursement policies of patients’ medical expenses set by government healthcare programs, private insurers or other healthcare payers.

Intellectual Property

The Company primarily relies on a combination of patents, trade secrets and copyright law, third-party and employee confidentiality agreements, and other protective measures to protect its intellectual property rights pertaining to its products and technologies.

The Company has certain patents to its ongoing programs that expire between 2020 and 2029. These patents help the Company maintain a proprietary position in its markets. The Company does not believe that the patents expiring in 2020 are material to its business. Additionally, the Company has a number of patent applications pending domestically, some of which have been also filed internationally, and the Company plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s cancer detection technologies and products, including cancer detection solutions for tomosynthesis, CAD for CT colonography and lung and CAD for MRI breast and prostate. The Company has also secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography, a non-exclusive patent license from Cytyc/Hologic which relates to balloon applicators for breast brachytherapy, and a non-exclusive license from Zeiss which relates to brachytherapy.

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

Engineering and Product Development

Our products have been developed by our own research and development staff or was developed by the companies we acquired. Research and development expenses are primarily attributable to personnel, consulting, subcontract, licensing and data collection expenses relating to the Company’s new product development and clinical testing. We believe our products are competitive and none of the current versions of our products are approaching obsolescence. We have invested, and expect to continue to invest in new research and development and enhancements of our current products to maintain our competitive position. For the years ended December 31, 2019, 2018 and 2017, we incurred $9.4 million, $9.6 million, and $9.6 million of research and development expense, respectively.

Employees

As of December 31, 2019, the Company had 138 employees, of whom 135 are full time employees, with 51 involved in sales and marketing, 25 in research and development, 46 in service, manufacturing, technical support and operations functions, and 16 in administrative functions. None of the Company’s employees is represented by a labor organization. The Company considers its relations with employees to be good.

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

Available Information

The Company files annual, quarterly and current reports, proxy or stockholder information statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, certain and other information that we may file electronically with the SEC (http://www.sec.gov). We also make available for download free of charge through our website our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed it electronically with, or furnished it to, the SEC. We maintain our corporate website at http://www.icadmed.com. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and/or in the future could affect, our operations.

We have incurred significant losses from inception through 2019 and there can be no assurance that we will be able to achieve and sustain future profitability.

We have incurred significant losses since our inception. We incurred a net loss of $13.6 million in 2019 and have an accumulated deficit of $224.3 million at December 31, 2019. We may not be able to achieve profitability.

We rely on intellectual property and proprietary rights to maintain our competitive position and may not be able to protect these rights.

We rely heavily on proprietary technology that we protect primarily through licensing arrangements, patents, trade secrets, proprietary know-how and non-disclosure agreements. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether we are an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to us. There can also be no assurance that our trade secrets or non-disclosure agreements will provide meaningful protection of our proprietary information. Further, we cannot assure you that others will not independently develop similar technologies or duplicate any technology developed by us or that our technology will not infringe upon patents or other rights owned by others. Unauthorized third parties may infringe our intellectual property rights or copy or reverse engineer portions of our technology. In addition, because patent applications in the U.S. are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties that relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as intellectual property laws in the U.S. The rights provided by a patent are finite in time. The Company has certain patents that expire between 2020 and 2029. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.

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

The markets for our products and treatments and newly introduced enhancements to our existing products and treatments may not develop as expected, we continue to face barriers to broad market acceptance.

The successful commercialization of our newly developed products and treatments and newly introduced enhancements to our existing products and treatments are subject to numerous risks, both known and unknown, including:

•	market acceptance of our products;

•	uncertainty of the development of a market for such product or treatment;

•

trends relating to, or the introduction or existence of, competing products, technologies or alternative treatments or therapies that may be more effective, safer or easier to use than our products, technologies, treatments or therapies;

•	the perceptions of our products or treatments as compared to other products and treatments;

•

recommendation and support for the use of our products or treatments by influential customers, such as hospitals, radiological practices, breast surgeons and radiation oncologists and treatment centers and U.S. and international medical professional societies;

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

In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation (“Invivo”). On September 5, 2018, a third-party, Yeda Research and Development Company Ltd., filed a complaint (the “Yeda Litigation”) against the Company and Invivo in the United States District Court for the Southern District of New York, asserting various claims against the Company and Invivo. The Company and Invivo filed motions to dismiss the complaint. On September 5, 2019, the Court granted Invivo’s Motion to Dismiss in its entirety and granted the Company’s Motion to Dismiss as it relates to Yeda’s breach of contract and misappropriation of trade secrets claims. On October 22, 2019, Yeda filed an Amended Complaint against only the Company asserting claims for (i) copyright infringement; and (ii) a replead breach of contract claim. The Company filed its Answer to Yeda’s Amended Complaint on November 5, 2019. Yeda alleges, among other things, that the Company infringed upon Yeda’s source code, which was originally licensed to the Company, by using it in the products that the Company sold to Invivo and that it is entitled to damages that could include, among other things, profits relating to the sales of these products. If the Company is found to have infringed Yeda’s copyright or breached its agreements with Yeda, the Company could be obligated to pay to Yeda substantial monetary damages. We cannot predict the outcome of the Yeda Litigation or the amount of time and expense that will be required to resolve the lawsuit. If such litigation were to be determined adversely to our interests, or if we were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on our business, results of operations and financial condition.

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

Sales and market acceptance of our medical products and the treatments facilitated by our products in the United States and other countries is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our products and treatments has and will continue to depend upon our customers’ ability to obtain an appropriate level of coverage for, and reimbursement from third-party payers for, these products and treatments. In the U.S., CMS establishes coverage and reimbursement policies for healthcare providers treating Medicare and Medicaid beneficiaries. Under current CMS policies, varying reimbursement levels have been established for our products and treatments. In absence of a national coverage determination, coverage policies for Medicare patients may vary by regional Medicare Administrative Contractors. Reimbursement rates for treatments varies based on the geographic price index, the site of service, and other factors. Coverage and reimbursement policies and rates applicable to patients with private insurance are dependent upon individual private payer decisions which may not follow the policies and rates established by CMS. The use of our products and treatments outside the United States is similarly affected by coverage and reimbursement policies adopted by foreign governments and, to a lesser extent, private insurance carriers. We cannot provide assurance that government or private third-party payers will continue to reimburse our products or services, nor can we provide assurance that the payment rates will be adequate. If providers and physicians are unable to obtain adequate reimbursement for our products or services, this could have a material adverse effect on our business and operations. In addition, in the event that the current methodology for calculating payment for these products or services changes, this could have a material adverse effect on our business and business operations.

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

The market for these products may not continue to develop or may develop at a slower rate than we anticipate due to a variety of factors, including, general economic conditions, delays in hospital spending for capital equipment, the significant costs associated with the procurement of full field digital mammography systems and CAD products and MRI and CT systems and the reliance on third party insurance reimbursement. If the market for the products and technologies upon which our products are dependent does not grow or grows too slowly, this could have a material adverse effect on our business.

A limited number of customers account for a significant portion of our total revenue. The loss of a principal customer could seriously hurt our business.

A limited number of major customers have in the past and may continue in the future to account for a significant portion of our revenue. Our principal sales distribution channel for our digital products is through our OEM partners. In 2019, our OEM partners accounted for 33% of our total revenue, with one major customer, GE Healthcare, accounting for 24% of our revenue. In addition, in 2019, five customers accounted for 41% of our total revenue, which includes both OEM partners and direct customers. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results.

If goodwill and/or other intangible assets that we have recorded in connection with our acquisitions become impaired, we could have to take significant charges against earnings.

In connection with the accounting for our acquisitions, we have recorded a significant amount of goodwill and other intangible assets. We have recorded multiple impairments in the past: $26.8 million in September 2011, $14.0 million in June 2015, $4.7 million in September 2017 and $2.0 million in December 2017. Under current accounting, we must assess, at least annually and potentially more frequently, whether the value of our goodwill of $8.4 million at December 31, 2019 and our other intangible assets have been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.

Both in the U.S. and in other jurisdictions, the healthcare industry is subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Such laws and regulations include those that are directed at payment for services and the conduct of operations, preventing fraud and abuse, and prohibiting general business corporations, such as ours, from engaging in practices that may influence professional decision-making, such as splitting fees with physicians. In addition, we believe that our business will continue to be subject to increasing regulation as legislatures and governmental agencies periodically consider proposals to revise or create new requirements, the scope and effect of which we cannot predict. Such proposals, if implemented, could impact our operations, the use of our services, and our ability to market new services, and could create unexpected liabilities for us.

Many healthcare laws are complex, and their application to specific services and relationships may not be clear. The laws often have related rules and regulations that are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with physicians and professional corporations. Further, healthcare laws differ from jurisdiction to jurisdiction and it is difficult to ensure our business complies with evolving laws in all jurisdictions.

Our operations, including our arrangements with healthcare providers, are subject to extensive U.S. federal and state government regulation and are subject to audits, inquiries and investigations from government agencies from time to time. We believe we are in substantial compliance with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, U.S. federal and state laws are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. Any challenge to our operations or arrangements with third parties that we have structured based upon our interpretation of these laws, rules and regulations could potentially disrupt business operations and lead to substantial defense costs and a diversion of management’s time and attention, even if we successfully defend our interpretation. In addition, if the government successfully challenges our interpretation of the applicability of these laws, rules and regulations as they relate to our operations and arrangements, it may have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

In the event regulatory action were to limit or prohibit us from carrying on our business as we presently conduct it or from expanding our operations into certain jurisdictions, we may need to make structural, operational and organizational modifications to our Company or our contractual arrangements with physicians and professional corporations. Our operating costs could increase significantly as a result. We could also lose contracts, or our revenues could decrease under existing contracts. Any restructuring would also negatively impact our operations because our management’s time and attention would be diverted from running our business in the ordinary course.

We may incur substantial costs defending our interpretations of U.S. federal and state government regulations, and if we lose, the government could force us to restructure our operations and subject us to fines, monetary penalties and possibly exclude us from participation in U.S. government-sponsored health care programs such as Medicare and Medicaid.

Our operations, including our arrangements with healthcare providers, are subject to extensive U.S. federal and state government regulation and are subject to audits, inquiries and investigations from government agencies from time to time. Those laws may have related rules and regulations that are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with physicians and professional corporations.

We believe we are in substantial compliance with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, U.S. federal and state laws are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws. If U.S. federal or state government officials challenge our operations or arrangements with third parties that we have structured based upon our interpretation of these laws, rules and regulations, such challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of these laws, rules and regulations. In addition, if the government successfully challenges our interpretation of the applicability of these laws, rules and regulations as they relate to our operations and arrangements with third parties, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government sponsored healthcare programs, and forfeiture of amounts collected in violations of such laws and regulations, any of which it may have a material adverse effect on our business, financial condition and results of operations.

In the event regulatory action were to limit or prohibit us from carrying on our business as we presently conduct it or from expanding our operations into certain jurisdictions, we may need to make structural, operational and organizational modifications to our Company or our contractual arrangements with physicians and professional corporations. Our operating costs could increase significantly as a result. We could also lose contracts, or our revenues could decrease under existing contracts. Any restructuring would also negatively impact our operations because our management’s time and attention would be diverted from running our business in the ordinary course.

Compliance with the many laws and regulations governing the healthcare industry could restrict our sales and marketing practices, and other relationships with healthcare professionals.

Once our products are sold, we must comply with various U.S. federal and state healthcare fraud and abuse laws, rules and regulations pertaining false claims, kickbacks and physician self-referral. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE. Compliance with these laws could restrict our sales and marketing practices, and any challenge to our practices could disrupt our operations and lead to substantial defense costs and a diversion of management’s time and attention, even if we successfully defend our practices. If we are unable to successfully defend our practices, in addition to incurring significant expense in defending ourselves, we could be subject to a significant settlement, monetary penalties, and costs related to implementation of changes to our practices, which could have a material adverse effect on our business.

Healthcare reform legislation in the United States may adversely affect our business and/or results of operations.

In March 2010, significant reforms to the U.S. healthcare system were adopted in the form of the ACA. The ACA includes provisions that, among other things, reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. Specifically, beginning in 2013, the medical device industry was required to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices. In December 2015, as part of the Omnibus Appropriations Act, collection of the medical device excise tax was suspended through 2017. That postponement has been extended again for 2018 and 2019. We are unable to predict whether the postponement will be continued beyond 2019. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of, and reimbursement for, our products. We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business. Any cost containment measures or other health care system reforms that are adopted could have a material and adverse effect on our ability to commercialize our existing and future products successfully. We cannot predict whether the ACA will be repealed, replaced, or modified or how such repeal, replacement or modification may be timed or structured. As a result, we cannot quantify or predict the effect of such repeal, replacement, or modification might have on our business and results of operations. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Healthcare industry consolidation could impose pressure on our prices, reduce potential customer base and reduce demands for our systems.

Many hospitals and imaging centers have consolidated to create larger healthcare enterprises with greater market and purchasing power. When hospitals and imaging centers combine, they often consolidate infrastructure, and consolidation of our customers could result in fewer overall customers. If this consolidation trend continues, it could reduce the size of our potential customer base, reduce demand for our systems, give the resulting enterprises greater bargaining or purchasing power, and may lead to erosion of the prices for our systems or decreased margins for our systems, all of which would adversely affect our ability to generate revenue.

Our products and manufacturing facilities are subject to extensive regulation with potentially significant costs for compliance.

Our CAD systems and Axxent eBx systems are medical devices subject to extensive regulation by the FDA under the FDCA. In addition, our manufacturing operations are subject to FDA regulation and we are also subject to FDA regulations covering labeling, adverse event reporting, and the FDA’s general prohibition against promoting products for unapproved or “off-label” uses.

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

Clinical trials are very expensive, lengthy, and difficult to design and implement and have uncertain outcomes, and, as a result, we may suffer delays or suspensions in current or future trials which would have a material adverse effect on our ability to obtain regulatory approvals timely or at all, and if we fail to receive such approvals, our ability to generate revenues.

Clinical trials involve a time-consuming and expensive process with an uncertain outcome, and the results of earlier trials are not necessarily predictive of future results. Human clinical trials are difficult to design and implement and very expensive, due in part to being subject to rigorous regulatory requirements.

Additionally, we may encounter problems at any stage of the trials that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	non-approval of an investigational device exemption (IDE), which is required for the study in humans of a significant risk device that is not approved for the indication being studied, by the FDA;

•	failure to reach an agreement with contract research organizations or clinical trial sites;

•	failure of third-party contract research organizations to properly implement or monitor the clinical trial protocols;

•	failure of institutional review boards, or IRBs, to approve our clinical trial protocols or suspension or termination of our clinical trial by the IRB, DSMB, or the FDA;

•	slower than expected rates of patient recruitment and enrollment;

•	inability to retain patients in clinical trials;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	inability or unwillingness of medical clinical investigators and institutional review boards to follow our clinical trial protocols;

•	failure of clinical investigators or sites to maintain necessary licenses or permits or comply with good clinical practices, or GCP, or other regulatory requirements; and

•	lack of sufficient funding to finance the clinical trials.

In addition, we or regulatory authorities may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory authorities find deficiencies in our regulatory submissions or the conduct of these trials. Any suspension of clinical trials will delay possible regulatory approval, increase costs, and adversely impact our ability to develop products and generate revenue.

We may not be able to obtain regulatory approval for any of the other products that we may consider developing.

We have received the required premarket approvals from FDA or the equivalent foreign authority in the relevant jurisdictions in which we currently offer our products. Before we are able to commercialize any new product or promote a new indicated use of an existing product, we must obtain the required regulatory approvals. The process for satisfying these regulatory requirements is lengthy and costly and will require us to comply with complex standards for research and development, clinical trials, testing, manufacturing, quality control, labeling, and promotion of products. Additionally, even if we receive regulatory approval for a new product or indicated use in one jurisdiction, our products may be subject to separate regulatory approval in each country or jurisdiction in which we plan to market our products. We cannot be certain that we will be able to obtain the necessary regulatory approvals timely or at all in any country or jurisdiction. Successfully obtaining regulatory approval in one jurisdiction does not guarantee approval in another; however, a delay or failure to obtain regulatory approval in one jurisdiction may negatively affect the regulatory process in another. If we are unable to obtain regulatory approval for other products or indicated uses, our ability to generate sufficient revenue to continue our business may be significantly impacted.

Our products may be recalled even after we have received FDA or other governmental approval or clearance.

If the safety or efficacy of any of our products is called into question, we may initiate or the FDA and similar governmental authorities in other countries may press us to implement a product recall, even if our product received approval or clearance by the FDA or a similar governmental body. Such a recall would divert the focus of our management and our financial resources and could materially and adversely affect our reputation with customers and our financial condition and results of operations.

We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. We may be subject to criminal or civil sanctions if we fail to comply with privacy and security regulations regarding the use and disclosure of sensitive personally identifiable information.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, including HIPAA. In the provision of services to our customers, we and our third-party vendors may collect, use, maintain and transmit patient health information in ways that are subject to many of these laws and regulations. We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.

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

Federal and state consumer laws are being applied increasingly by the Federal Trade Commission and state attorneys general to regulate the collection, use and disclosure of personal or patient health information, through web sites or otherwise, and to regulate the presentation of web site content. Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of personally identifiable information. These laws in many cases are more restrictive than, and not preempted by, HIPAA and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. We may not remain in compliance with the diverse privacy requirements in each of the jurisdictions in which we do business.

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

The occurrence of any of these events could result in (i) harm to customers; (ii) business interruptions and delays; (iii) the loss, misappropriation, corruption or unauthorized access of data; (iv) litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws; (v) reputational damage; and (vi) federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

Data protection laws in the U.S., Europe and around the world may restrict our activities and increase our costs.

Various statutes and rules in the U.S., Europe and around the world regulate privacy and data protection which may affect our collection, use, storage, and transfer of information both abroad and in the United States. New laws and regulations are being enacted, so that this area remains in a state of flux. Monitoring and complying with these laws require substantial financial resources. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data, and/or liability under contractual warranties. In addition, changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us.

The European Union’s General Data Protection Regulation (“GDPR”), took effect in May 2018 and requires us to meet new and more stringent requirements regarding the handling of personal data about EU residents. Failure to meet the GDPR requirements could result in penalties of up to 4% of worldwide revenue.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

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

Our ability to use our net operating loss carryovers and certain other tax attributes may be limited.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from a prior taxable year. Under that provision, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits.

Under the Tax Cut and Jobs Act of 2017 (the “Tax Act”), federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the federal Tax Act.

In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards or other tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Additionally, our suppliers and manufacturers are, and will continue to be, subject to extensive government regulation in connection with the manufacture of any medical devices. Our suppliers and manufacturers must ensure that they are compliant with applicable quality system and other regulatory requirements, as mandated by the FDA and other regulatory authorities. If our materials suppliers or manufacturers face manufacturing or quality control problems this may lead to delays in product production or shipment or our supplier or manufacturer no longer being able to continue operations. Our business would be harmed if any of our manufacturers or suppliers could not meet our quality and performance specifications and quantity and delivery requirements.

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

We rely on third parties who provide access to data centers. Our information technologies and systems are vulnerable to damage or interruption from various causes, including (i) acts of God and other natural disasters, war and acts of terrorism and (ii) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We conduct business continuity planning and work with our third-party providers to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at the data centers we utilize. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2019 and will continue to do so for future fiscal periods. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that our internal controls over financial reporting will continue to be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

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

Our revenue from sales outside of the United States represented approximately 12% of our revenue for 2019. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; changes in healthcare practice patterns; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

General business conditions are vulnerable to the effects of epidemics, such as the coronavirus, which could materially disrupt our business.

We are vulnerable to the general economic effects of epidemics and other public health crises, such as the novel strain of coronavirus reported to have surfaced in Wuhan, China in 2019. Due to the recent outbreak of the coronavirus, there has been a curtailment of global travel and business activities, particularly to and from China. If not resolved quickly, the impact of the epidemic could have a material adverse effect on our business.

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

Sales of substantial additional shares of our common stock in the public market, or the perception that these sales may occur, may significantly lower the market price of our common stock. We are unable to estimate the amount, timing or nature of future sales of shares of our common stock. We have previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), and may become freely tradable. We have also registered shares that are issuable upon the exercise of options and warrants. If holders of options, or warrants choose to exercise or convert their securities and sell shares of common stock issued upon the such exercise or conversion in the public market, or if holders of currently restricted common stock choose to sell such shares of common stock in the public market under Rule 144 or otherwise, or attempt to publicly sell such shares all at once or in a short time period, the prevailing market price for our common stock may decline

Future issuances of shares of our common stock may cause significant dilution of equity interests of existing holders of common stock and decrease the market price of shares of our common stock.

We have previously issued options that are exercisable or convertible into a significant number of shares of our common stock. Should existing holders of options exercise their options for shares of our common stock, it may cause significant dilution of equity interests of existing holders of our common stock and reduce the market price of shares of our common stock.

Provisions in our corporate charter and in Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing stockholders.

Our certificate of incorporation authorizes the Board of Directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Although there are currently no shares of preferred stock outstanding, future holders of preferred stock may have rights superior to our common stock and such rights could also be used to restrict our ability to merge with or sell our assets to a third party.

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

In connection with our Loan and Security Agreement entered into on August 7, 2017, as amended, Silicon Valley Bank agreed to provide up to $13 million in financing to the Company, with Silicon Valley Bank making revolving loans to the Company in the principal amount of up to $4 million and providing a term loan facility up to $9 million to be drawn in two tranches. The Loan Agreement:

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

•

requires us to agree by a certain date with Silicon Valley Bank regarding minimum revenue levels for the 2020 calendar year. Failure to agree will result in acceleration of the indebtedness under the Loan Agreement; and

•

requires us to provide by a certain date certain financial information in connection with revenue for the 2020 and 2021 calendar years. Failure to agree will result in acceleration of the indebtedness under the Loan Agreement to April 30 of the applicable following year.

In addition, the Loan Agreement

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets;

•	could result in a prepayment or make-whole premium if we elected to prepay the indebtedness under the Loan Agreement prior to its maturity date; and

•	could place us at a competitive disadvantage when compared to our competitors who have less debt.

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

Not applicable.

Item 2.	Properties.

The Company’s executive offices are leased pursuant to a five-year lease that commenced on December 15, 2006 and was renewed in January 2012, August 2016 and December 2019. The lease covers approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire. The August 2016 lease renewal provides for an annual base rent of approximately $184,518 for the period from March 2017 to February 2020. The December 2019 lease renewal provides for an annual base rent of $214,812 beginning in March 2020 through February 2023. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

The Company leases a facility consisting of approximately 24,350 square feet of office, manufacturing and warehousing space located at 101 Nicholson Lane, San Jose, CA. The operating lease commenced September 2012. In September 2016, the Company extended this lease for the period from October 2017 to March 2020, with annual payments of $540,588 from October 2017 to September 2018, $558,120 from October 2018 to September 2019 and $286,368 for the period from October 2019 to March 2020, with all amounts payable in equal monthly installments. In August 2019, the Company extended this lease for the period from April 2020 to March 2023, with annual payments of $628,260 from April 2020 to March 2021, $645,792 from April 2021 to March 2022 and $666,240 from April 2022 to March 2023. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

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

On September 5, 2018, third-party Yeda Research and Development Company Ltd. (“Yeda”), filed a complaint (“the Complaint”) against the Company and Invivo in the United States District Court for the Southern District of New York, captioned Yeda Research and Development Company Ltd. v. iCAD, Inc. and Invivo Corporation, Case No. 1:18-cv-08083-GBD, related to the Company’s sale of the VersaVue software and DynaCAD product under the Asset Purchase Agreement. In the Complaint, Yeda asserted claims for: (i) copyright infringement and misappropriation of trade secrets against both the Company and Invivo; (ii) breach of contract against the Company only; and (iii) tortious interference with existing business relationships and unjust enrichment against Invivo only. The Company and Invivo filed Motions to Dismiss the Complaint on December 21, 2018. On January 18, 2019, Yeda filed Oppositions to the Motions to Dismiss. The Company and Invivo submitted responses to the Opposition to the Motion to Dismiss on February 8, 2019. The Court held oral argument on the Motions to Dismiss on March 27, 2019. On September 5, 2019, the Court granted Invivo’s Motion to Dismiss in its entirety and granted the Company’s Motion to Dismiss as it relates to Yeda’s breach of contract and misappropriation of trade secrets claims. On October 22, 2019, Yeda filed an Amended Complaint against only the Company asserting claims for (i) copyright infringement; and (ii) a replead breach of contract claim. The Company filed its Answer to Yeda’s Amended Complaint on November 5, 2019. Yeda alleges, among other things, that the Company infringed upon Yeda’s source code, which was originally licensed to the Company, by using it in the products that the Company sold to Invivo and that it is entitled to damages that could include, among other things, profits relating to the sales of these products. If the Company is found to have infringed Yeda’s copyright or breached its agreements with Yeda, the Company could be obligated to pay to Yeda substantial monetary damages.

The Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it of which the ultimate resolution would have a material adverse effect on its financial condition or results of operations. However, should we fail to prevail in any legal matter, or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under accounting standards classifications) (“ASC”) 450, Contingencies. Legal costs are expensed as incurred.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”.

As of March 2, 2020, there were 94 holders of record of the Company’s common stock.

The Company has not paid any cash dividends on its common stock to date, and the Company does not expect to pay cash dividends in the foreseeable future. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors. The Company’s Loan and Security Agreement with Silicon Valley Bank restricts the Company’s present ability to pay dividends.

See Item 12 of this Form 10-K for certain information with respect to the Company’s equity compensation plans in effect at December 31, 2019.

Issuer’s Purchases of Equity Securities. For the majority of restricted stock units granted to employees under the applicable stock incentive plan, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. The Company had the following repurchases of securities in the quarter ended December 31, 2019:

Month of purchase	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1- October 31, 2019	12,723	$7.26	$—	$—
November 1 - November 30, 2019	—	$—	$—	$—
December 1 - December 31, 2019	—	$—	$—	$—
Total	12,723	$7.26	$—	$—

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

Selected Statement of Operations Data

	Years Ended December 31,
	2019	2018	2017	2016	2015
Total Revenue	$31,340	$25,621	$28,102	$26,338	$41,554
Gross margin	24,227	19,430	18,176	18,518	29,350
Gross margin %	77.3%	75.8%	64.7%	70.3%	70.6%
Total operating expenses	30,624	27,560	32,344	28,488	59,429
Income (loss) from operations	(6,397)	(8,130)	(14,168)	(9,970)	(30,079)
Other (expense) income, net	(7,111)	(845)	(106)	(53)	(2,352)
Net loss	$(13,551)	$(9,017)	$(14,256)	$(10,099)	$(32,447)
Net income (loss) per share
Basic	$(0.74)	$(0.54)	$(0.87)	$(0.63)	$(2.07)
Diluted	$(0.74)	$(0.54)	$(0.87)	$(0.63)	$(2.07)
Weighted average shares outstanding
Basic	18,378	16,685	16,343	15,932	15,686
Diluted	18,378	16,685	16,343	15,932	15,686

Selected Balance Sheet Data

	Years Ended December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$15,313	$12,185	$9,387	$8,585	$15,280
Total current assets	29,196	21,220	21,209	19,933	27,767
Total assets	41,748	31,737	32,131	38,651	48,640
Total current liabilities	18,836	13,245	12,070	12,855	14,279
Long term deferred revenue	356	331	506	668	1,079
Notes and lease payable, long term	3,840	4,265	5,146	—	86
Convertible debentures payable to non-related parties, at fair value	12,409	6,300	—	—	—
Convertible debentures payable to related parties, at fair value	1,233	670	—	—	—
Stockholders’ equity	$5,071	$6,896	$14,276	$25,038	$32,746

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

iCAD, Inc. is a global medical technology company providing innovative cancer detection and therapy solutions. The Company reports in two segments: Detection and Therapy.

In the Detection segment, the Company’s solutions include (i) advanced image analysis and workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, and (ii) a comprehensive range of high-performance, Artificial Intelligence and Computer-Aided Detection (CAD) systems and workflow solutions for 2D and 3D mammography, Magnetic Resonance Imaging (MRI) and Computed Tomography (CT).

In the Therapy segment, the Company offers the Xoft System, an isotope-free cancer treatment platform technology. The Xoft System can be used for the treatment of early-stage breast cancer, endometrial cancer, cervical cancer and nonmelanoma skin cancer.

On January 4, 2018, the Company adopted a plan to discontinue offering radiation therapy professional services to practices that provide the Company’s electronic brachytherapy solution for the treatment of NMSC under the subscription service model (the “Skin Subscription Business”) within the Therapy segment. As a result, the Company no longer offers the subscription service model to customers. The Company continues to offer its capital sales model for both skin cancer treatment and IORT, which provides a brachytherapy system and related source and service agreements. The discontinuance of the Skin Subscription Business reduced radiation therapy professional services delivery costs, decreased our cash burn, and re-focused the Company on the higher margin capital product and service offerings.

Based on the decision to discontinue offering radiation therapy professional services within the Therapy segment, the Company revised its forecasts related to the Therapy segment, which we deemed to be a triggering event. As a result, the Company recorded a goodwill and long-lived asset impairment charge of approximately $2.0 million for the period ended December 31, 2017 (see Note (1)h and Note (1)i to the consolidated financial statements for additional discussion).

In connection with the preparation of the financial statements for the third quarter ended September 30, 2017, the Company evaluated the Therapy reporting unit for both long-lived asset and goodwill impairment. As a result of this assessment, the Company recorded a material impairment charge in the Therapy reporting unit (see Note (1)h and Note (1)i to the consolidated financial statements for additional discussion).

On January 30, 2017, the Company completed the sale of certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets to Invivo for $3,200,000 in cash with a holdback amount of $350,000. The Company is currently involved in litigation with a third-party relating to this transaction, as further described in “Item 3 - Legal Proceedings.”

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

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and obsolescence, intangible assets, goodwill, income taxes, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation, the fair value of convertible notes and the evaluation of litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As of January 1, 2019, the Company adopted ASC Topic 842. Refer to Note 1 to the consolidated financial statements for disclosure of the changes related to this adoption.

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

The Company’s hardware is generally highly dependent on, and interrelated with, the underlying license. In these cases, the hardware and software license are accounted for as a single performance obligation and revenue is recognized at the point in time when ownership is transferred to the customer.

Upon the adoption of ASC 842, effective January 1, 2019, the lease components of certain fixed fee service contracts are no longer being separately accounted for under the lease guidance, and the entire contract is being accounted for under ASC 606. Upon the adoption of ASC 606, effective January 1, 2018, and until the adoption of ASC 842 referred to above, these lease components were accounted for as a lease in accordance with ASC 840, “Leases” (“ASC 840”), and the remaining consideration was allocated to the other performance obligations identified in accordance with ASC 606.

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

Revenue from the sale of certain CAD products was recognized in accordance with ASC 840. For multiple element arrangements, revenue was allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy was used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“BESP”). VSOE generally existed only when the deliverable was sold separately and was the price actually charged for that deliverable. The process for determining BESP for deliverables without VSOE or TPE considered multiple factors depending upon the unique facts and circumstances related to each deliverable including relative selling prices, competitive prices in the marketplace and management judgment.

The Company deferred revenue from the sale of certain service contracts and recognized the related revenue on a straight-line basis in accordance with ASC Topic 605-20, “Services”.

See Note 1 to the consolidated financial statements for details of the Company’s accounting policies related to revenue recognition.

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial results, stability and payment history of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2019 is adequate.

Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory primarily based upon historical usage of its inventory as well as other factors.

Goodwill

In accordance with FASB ASC Topic 350-20, “Intangibles - Goodwill and Other,” the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than the carrying value of the Company.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The Company determined that it has two reporting units and two reportable segments based on the information that is provided to the CODM. The two segments and reporting units are Detection and Therapy. Each reportable segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. Upon initial adoption, goodwill was allocated to the reporting units based on the relative fair value of the reporting units.

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

The Company performed the annual impairment assessment at October 1, 2019 and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value of the Detection reporting unit exceeded the carrying value by approximately 1,359%. Goodwill for the Therapy reporting unit was fully impaired prior to the year ended December 31, 2017. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

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

The Company did not record any impairment charges for the years ended December 31, 2019 or December 31, 2018.

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

Income Taxes

The Company follows the liability method under ASC 740, “Income Taxes” (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2019 and 2018 as it is more likely than not that the deferred tax asset will not be realized. Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes.

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

Discussion of Operating Results:

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Revenue. Revenue for the year ended December 31, 2019 was $31.3 million compared with revenue of $25.6 million for the year ended December 31, 2018, an increase of $5.7 million, or 22.3%. Detection revenue increased $5.4 million and Therapy revenue increased $0.3 million.

The table below presents the components of revenue for 2019 and 2018 (in thousands):

	For the year ended December 31,
	2019	2018	Change	% Change
Detection revenue
Product revenue	$16,788	$10,783	$6,005	55.7%
Service revenue	5,531	6,081	(550)	(9.0)%

Subtotal	22,319	16,864	5,455	32.3%

Therapy revenue
Product revenue	2,979	2,328	651	28.0%
Service revenue	6,042	6,429	(387)	(6.0)%

Subtotal	9,021	8,757	264	3.0%

Total revenue	$31,340	$25,621	$5,719	22.3%

Detection revenues increased 32.3%, or $5.4 million, from $16.9 million for the year ended December 31, 2018 to $22.3 million for the year ended December 31, 2019. Detection product revenue increased by $6.0 million and Detection service revenue decreased $0.6 million. The $6.0 million increase in Detection product revenue was due primarily to a $2.1 million increase in OEM system sales and a $3.9 million increase in direct product sales. Detection service and supplies revenue decreased $0.6 million, which was due primarily to a decrease of approximately $0.8 million primarily due to the conversion and upgrade cycle from Secondlook digital to Tomosynthesis 3D CAD offset by an increase of $0.2 million of service related to our 3D products.

Therapy revenue increased 3.0%, or $0.3 million, to $9.0 million for the year ended December 31, 2019 from $8.7 million in the year ended December 31, 2018. The increase in Therapy revenue was due to an increase in Therapy product revenue of $0.7 million offset by a decrease in Therapy service revenue of $0.4 million.

The increase in Therapy product revenue for the year ended December 31, 2019 was due primarily to an increase of $0.6 million related to sales outside of the U.S. (“OUS”) controller sales in 2019. The decrease in Therapy service revenue was due to reductions in source agreements and disposable applicators in the U.S.. Overall, the Therapy business increased by $1.1 million, or 67% OUS, offset by decreases in the U.S. business of $0.8 million, or 12%. We expect Therapy sales to continue to have variability as the sales of controller units can represent a significant component of product revenue.

Gross Profit. Gross profit was $24.2 million for the year ended December 31, 2019 compared to $19.4 million for the year ended December 31, 2018, an increase of $4.8 million, or 24.8%. Detection gross profit increased $3.9 million from $14.7 million in the year ended December 31, 2018 to $18.6 million in the year ended December 31, 2019. Detection gross profit increased due primarily to the increase in Detection revenue. Detection gross profit as a percentage of Detection revenue decreased to 84% in the year ended December 31, 2019 from 87% in the prior year as a result of higher equipment costs to support processing higher resolution 3D images. Therapy gross profit increased $0.9 million from $4.7 million in the year ended December 31, 2018 to $5.6 million in the year ended December 31, 2019. Therapy gross profit as a percentage of Therapy revenue improved to 62% in the year ended December 31, 2019 from 54% in the prior year. The improvement in Therapy gross profit as a percentage of revenue was due to the reduced cost of services and cost structure improvements related to the exit of the skin subscription business in January 2018.

Gross profit percent was 77.3% for the year ended December 31, 2019 compared to 75.8% for the year ended December 31, 2018. Gross profit will fluctuate due to the costs related to manufacturing, amortization and the impact of product mix in each segment. Cost of revenue and gross profit for 2019 and 2018 were as follows (in thousands):

Twelve months ended December 31,
	2019	2018	Change	% Change
Products	$3,278	$2,161	$1,117	51.7%
Service and supplies	3,438	3,627	(189)	(5.2)%
Amortization and depreciation	397	403	(6)	100.0%

Total cost of revenue	$7,113	$6,191	$922	14.9%

Gross profit	$24,227	$19,430	$4,797	24.7%
profit %	77.3%	75.8%

	Twelve months ended December 31,
	2019	2018	Change	% Change
Detection gross profit	$18,627	$14,709	$3,918	26.6%
Therapy gross profit	5,600	4,721	879	18.6%

Gross profit	$24,227	$19,430	$4,797	24.7%

Operating Expenses:

Operating expenses for 2019 and 2018 are as follows (in thousands):

	For the year ended December 31,
Operating expenses:	2019	2018	Change	% Change
Engineering and product development	$9,271	$9,445	$(174)	(1.8%)
Marketing and sales	13,634	8,693	4,941	56.8%
General and administrative	7,443	9,117	(1,674)	(18.4%)
Amortization and depreciation	276	305	(29)	(9.5%)

Total operating expenses	$30,624	$27,560	$3,064	11.1%

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2019 decreased by $0.2 million, or 1.9%, from $9.5 million in 2018 to $9.3 million in 2019. Detection engineering and product development costs increased by $0.2 million. The increase in Detection research and development expense was due to an increase in personnel and data collection costs offset by decreases in clinical expenses and consulting costs. Therapy engineering and product development costs decreased by approximately $0.4 million. The decrease in the Therapy segment was due primarily to a decrease in personnel expenses and clinical expenses. Engineering and product development costs support the Company’s strategy to build improved and larger datasets to train the Detection algorithm and support for clinical data in the Therapy segment.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2019 increased by $4.9 million, or 56.8%, from $8.7 million in 2018 to $13.6 million in 2019. Detection marketing and sales expenses increased $4.6 million. The increase in Detection marketing and sales expense was due to increases in personnel costs, commissions and tradeshow expenses. Therapy marketing and sales expenses increased approximately $0.3 million. The increase in Therapy marketing and sales expense was due primarily to an increase in personnel expenses, and travel. The Company made significant investments in the commercial infrastructure to support its strategy to grow top line revenue.

General and Administrative. General and administrative expenses for the year ended December 31, 2019 decreased by $1.7 million, or 18.4%, from $9.1 million in 2018 to $7.4 million in 2019. The decrease in general and administrative expenses was due primarily to $1.0 million of severance costs incurred in the year ended December 31, 2018, legal settlement costs of $0.4 million and decreases in stock compensation and bad debt.

Amortization and Depreciation. Amortization and depreciation expenses were consistent between 2019 and 2018 at $0.3 million. The Company’s depreciable and amortizable assets have remained relatively consistent between 2019 and 2018.

Other Income and Expense (in thousands)

	For the year ended December 31,
	2019	2018	Change	Change%
Interest expense	$(784)	$(504)	(280)	55.6%
Interest income	344	110	234	212.7%
Financing costs	—	(451)	451	(100.0)%
Loss on fair value of debentures	(6,671)	—	(6,671)	—

	$(7,111)	$(845)	$(6,266)	741.5%

Income tax (benefit) expense	$43	$42	1	2.4%

Interest Expense. The Company recorded $0.8 million of interest expense in 2019 as compared with $0.5 million of interest expense during the year ended December 31, 2018. In December 2018, the Company issued the unsecured subordinated convertible debentures (the “Convertible Debentures”) and as a result, interest expense increased.

Interest income. Interest income of $0.3 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively, reflects income earned from our money market accounts.

Financing costs. The Company recorded $0.5 million of expenses in 2018 in connection with the issuance of the Convertible Debentures in December 2018.

Loss on fair value of debentures. The Company recorded a loss of $6.7 million in 2019, which reflects an increase in the fair value of the Convertible Debentures liability from approximately $7.0 million at December 31, 2018 to $13.6 million at December 31, 2019. The Company expects the fair value of the Convertible Debentures to change from quarter to quarter as changes in the underlying stock price of the Company drive changes in the fair value of these instruments.

Tax expense. The Company had tax expense of $43,000 for the year ended December 31, 2019 as compared to tax expense of $42,000 for the year ended December 31, 2018. Tax expense for both the years ended December 31, 2019 and 2018 was due primarily to state non-income and franchise based taxes.

Discussion of Operating Results:

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Revenue. Revenue for the year ended December 31, 2018 was $25.6 million compared with revenue of $28.1 million for the year ended December 31, 2017, a decrease of $2.5 million, or 8.8%. Therapy revenue decreased $1.0 million and Detection revenue decreased $1.4 million.

The table below presents the components of revenue for 2018 and 2017 (in thousands):

	For the year ended December 31,
	2018	2017	Change	% Change
Detection revenue
Product revenue	$10,783	$11,649	$(866)	(7.4)%
Service and supplies revenue	6,081	6,661	(580)	(8.7)%

Subtotal	16,864	18,310	(1,446)	(7.9)%

Therapy revenue
Product revenue	2,328	1,905	423	22.2%
Service and supplies revenue	6,429	7,887	(1,458)	(18.5)%

Subtotal	8,757	9,792	(1,035)	(10.6)%

Total revenue	$25,621	$28,102	$(2,481)	(8.8)%

Detection revenues decreased 7.9%, or $1.4 million, from $18.3 million for the year ended December 31, 2017 to $16.9 million for the year ended December 31, 2018. Detection product revenue decreased by $0.9 million and Detection service revenue decreased $0.6 million. The $0.8 million decrease in Detection product revenue was due primarily to a $1.1 million decrease in OEM system sales offset by a $0.3 million increase in direct product sales. Detection service and supplies revenue decreased $0.6 million which was due primarily to the conversion and upgrade cycle from Secondlook digital to Tomo and 3D CAD.

Therapy revenue decreased 10.6%, or $1.0 million, to $8.8 million for the year ended December 31, 2018 from $9.8 million in the year ended December 31, 2017. The decrease in Therapy revenue was due to a decrease in Therapy service and supplies revenue of $1.5 million offset by an increase in Therapy product revenue of $0.4 million.

The increase in Therapy product revenue for the year ended December 31, 2018 was due primarily to an increase in controller sales in 2018. The decrease in Therapy service revenue was due to the decision to exit the Skin Subscription Business in January 2018.

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

	For the year ended December 31,
	2018	2017	Change	% Change
Products	$2,161	$2,660	$(499)	(18.8%)
Service and supplies	3,627	6,229	(2,602)	(41.8%)
Amortization and depreciation	403	1,037	(634)	(61.1%)

Total cost of revenue	6,191	9,926	(3,735)	(37.6%)

Gross profit	$19,430	$18,176	$1,254	6.9%

Gross profit %	75.8%	64.7%	11.2%

	For the year ended December 31,
	2018	2017	Change	% Change
Detection gross profit	$14,709	$16,218	$(1,509)	(9.3%)
Therapy gross profit	4,721	1,958	2,763	141.1%

Gross profit	$19,430	$18,176	$1,254	6.9%

Operating Expenses:

Operating expenses for 2018 and 2017 are as follows (in thousands):

	For the year ended December 31,
Operating expenses:	2018	2017	Change	% Change
Engineering and product development	$9,445	$9,327	$118	1.3%
Marketing and sales	8,693	10,503	(1,810)	(17.2%)
General and administrative	9,117	7,877	1,240	15.7%
Amortization and depreciation	305	452	(147)	(32.5%)
Gain on sale of MRI assets	—	(2,508)	2,508	—
Goodwill and long-lived asset impairment	—	6,693	(6,693)	—

Total operating expenses	$27,560	$32,344	$(4,784)	(14,8%)

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2018 increased by $0.1 million, or 1.3%, from $9.3 million in 2017 to $9.4 million in 2018. Therapy engineering and product development costs decreased by approximately $1.0 million and Detection engineering and product development costs increased by $1.1 million. The decrease in the Therapy segment was due primarily to a decrease in consulting costs and personnel expenses. The increase in Detection research and development expense was due to an increase in clinical expenses, consulting costs and personnel expenses.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2018 decreased by $1.8 million, or 17.2%, from $10.5 million in 2017 to $8.7 million in 2018. Therapy marketing and sales expenses decreased approximately $2.2 million offset by an increase in Detection marketing and sales expenses of $0.4 million. The increase in Detection marketing and sales expense was due to an increase in personnel costs. The decrease in Therapy marketing and sales expense was due primarily to a decrease in personnel expenses, consulting costs, trade show expenses and stock compensation expense.

General and Administrative. General and administrative expenses for the year ended December 31, 2018 increased by $1.2 million, or 15.7%, from $7.9 million in 2017 to $9.1 million in 2018. The increase in general and administrative expenses was due primarily to increases in severance costs, legal costs and bad debt expenses.

Amortization and Depreciation. Amortization and depreciation decreased by $0.2 million from $0.5 million to $0.3 million. The decrease was due primarily to the impairment of intangible assets and reductions due to assets that have become fully depreciated.

Gain from sale of MRI Assets. The Company entered into an Asset Purchase Agreement with Invivo Corporation to sell certain MRI products and related assets (“MRI Assets”) in December 2016 and the transaction closed on January 30, 2017. As a result, the Company recorded a gain on sale from MRI Assets of $2.5 million in the first quarter of 2017.

Goodwill and long-lived asset impairment. The Company recorded an impairment charge of $4.7 million in the third quarter of 2017 and a goodwill and long-lived asset impairment charge of $2.0 million in the fourth quarter of 2017 for a total of $6.7 million in 2017. There were no impairment charges during fiscal year 2018.

Other Income and Expense (in thousands)

	For the year ended December 31,
	2018	2017	Change	Change%
Interest expense	$(504)	$(124)	(380)	306.5%
Interest income	110	18	92	511.1%
Financing costs	(451)	—	(451)	—

	$(845)	$(106)	$(739)	697.2%

Income tax (benefit) expense	$42	$(18)	60	(333.3)%

Interest Expense. The Company recorded $504,000 of interest expense in 2018 compared with $124,000 of interest expense during the year ended December 31, 2017. In August 2017, the Company closed a debt facility with Silicon Valley Bank and as a result, interest expense has increased.

Interest income. Interest income of $110,000 and $18,000 for the years ended December 31, 2018, and 2017, respectively, reflects income earned from our money market accounts.

Financing costs. The Company recorded $451,000 of expenses in 2018 in connection with the subordinated convertible debt closed by the Company in December 2018.

Tax benefit (expense). The Company had tax expense of $42,000 for the year ended December 31, 2018 compared to a tax benefit of $18,000 for the year ended December 31, 2017. Tax expense for the year ended December 31, 2018 was due primarily to state non-income and franchise-based taxes. The tax benefit for the year ended December 31, 2017 was the result of applying for New Hampshire research and development credits, offset by state non-income and franchise-based taxes.

Segment Analysis

The Company operates in and reports results for two segments: Detection and Therapy. Segment operating income (loss) includes Cost of Sales, Engineering and Product Development, Marketing and Sales, and depreciation and amortization for the respective segment. A summary of Segment revenues, segment gross profit and segment operating income (loss) for the fiscal years ended December 31, 2019, 2018, and 2017 are below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Segment revenues:
Detection	$22,319	$16,864	$18,310
Therapy	9,021	8,757	9,792

Total Revenue	$31,340	$25,621	$28,102

Segment gross profit:
Detection	$18,627	$14,709	$16,218
Therapy	5,600	4,721	1,958

Segment gross profit	$24,227	$19,430	$18,176

Segment operating income (loss):
Detection	$2,564	$3,412	$6,401
Therapy	(1,476)	(2,373)	(15,102)

Segment operating income (loss)	$1,088	$1,039	$(8,701)

General administrative	$(7,486)	$(9,169)	$(7,975)
Interest expense	(784)	(504)	(504)
Financing costs		(451)	—
Gain on sale of MRI assets	—	—	2,508
Other income	345	110	110
Fair value of convertible debentures	(6,671)

Loss before income tax	$(13,508)	$(8,975)	$(14,562)

Detection gross profit increased to approximately $18.6 million, or 83% of revenue, for the year ended December 31, 2019 from $14.7 million, or 87% of revenue, for the year ended December 31, 2018. The increase in Detection gross profit was due primarily to the increase in Detection revenue. Detection segment operating income for the year ended December 31, 2019 decreased by $0.8 million to $2.6 million from $3.4 million for the year ended December 31, 2018. The decrease in Detection segment operating income for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was due primarily to increased operating expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018. Detection operating expenses increased by $4.8 million to $16.1 million for the year ended December 31, 2019 compared to $11.3 million for the year ended December 31, 2018, reflecting increased research and development and increased marketing and sales expenses, primarily due to clinical development costs, personnel related expenses and consulting costs.

Detection gross profit decreased to approximately $14.7 million, or 87% of revenue, for the year ended December 31, 2018 from $16.2 million, or 89% of revenue for the year ended December 31, 2017. The decrease in Detection gross profit was due primarily to the decrease in revenue. Detection segment operating income for the year ended December 31, 2018 decreased by $3.0 million to $3.4 million from $6.4 million for the year ended December 31, 2017. The decrease in Detection segment operating income for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was due primarily to the decrease in revenue and increased operating expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017. Detection operating expenses increased by $1.5 million to $11.3 million for the year ended December 31, 2018 as compared to $9.8 million for the year ended December 31, 2017, reflecting increased research and development and increased marketing and sales expenses, which is primarily clinical development costs, personnel related expenses and consulting costs.

Therapy gross profit increased by approximately $0.9 million to $5.6 million, or 62% of revenue, for the year ended December 31, 2019 from approximately $4.7 million or 54% of revenue for the year ended December 31, 2018. The increase in Therapy gross profit was due to decreased manufacturing costs of $0.5 million and increased revenue of $0.3 million. Therapy operating expenses for both the years ended December 31, 2019 and 2018 were approximately $7.1 million, respectively. Therapy segment operating loss decreased to a loss of $1.5 million for the year ended December 31, 2019 from a loss of $2.4 million for the year ended December 31, 2018. The decrease in loss is due primarily to the decreased manufacturing costs of $0.5 million and increased revenue of $0.3 million.

Therapy gross profit increased by approximately $2.7 million to $4.7 million, or 54% of revenue, for the year ended December 31, 2018 from approximately $2.0 million, or 20% of revenue, for the year ended December 31, 2017. The increase in Therapy gross profit was due primarily to the inventory reserve of $1.0 million and increased labor costs associated with the Therapy subscription business in the fiscal year ended December 31, 2017. Therapy operating expenses for the year ended December 31, 2018 were approximately $7.4 million, compared to $17.1 million for the year ended December 31, 2017. The decrease in operating expenses was due primarily to the goodwill and long-lived asset impairment charge of $6.7 million in the year ended December 31, 2017 as well as reductions in clinical expenses, consulting, personnel expenses and commissions. Therapy segment operating loss decreased to a loss of $2.4 million for the year ended December 31, 2018 from a loss of $15.1 million for the year ended December 31, 2017. The decrease in loss was due primarily to the impairment charges, and the increased labor costs related to the skin subscription business in the year ended December 31, 2017.

Liquidity and Capital Resources

The Company believes that its cash and cash equivalents balance of $15.3 million as of December 31, 2019, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.

The Company had net working capital of $10.4 million at December 31, 2019. The ratio of current assets to current liabilities at December 31, 2019 and 2018 was 1.55 and 1.60, respectively. In June 2019, the Company completed an underwritten public offering of approximately 1.9 million shares of common stock. The Company received net proceeds of approximately $9.4 million after deducting underwriting and other offering expenses. In December 2018, the Company successfully completed a $7.0 million private placement of the Convertible Debentures. In August 2017 the Company entered into a debt facility that provided an initial term loan of $6.0 million and a $4.0 million revolving line of credit. In January 2017, the Company closed an asset purchase agreement for $3.2 million with Invivo to sell MRI Assets and received $2.9 million in cash, which was net of a $350,000 holdback in escrow.

Net cash used for operating activities for the year ended December 31, 2019 was $7.1 million, compared to $3.9 million for 2018 (excluding the proceeds from the Convertible Debentures). The increase in cash used for operating activities during the year ended December 31, 2019 was due primarily to the cash used by operating assets and liabilities for 2019 of approximately $2.3 million, compared to cash provided by changes in operating assets and liabilities of approximately $2.5 million in 2018. The changes in operating assets and liabilities were due primarily to an increase in accounts receivable and inventories. We expect that changes in operating assets and liabilities will continue to be a significant driver of changes in cash used in or provided by operations.

The net cash used for investing activities for both the years ended December 31, 2019 and 2018 was $0.3 million, respectively. The cash used for investing activities in both 2019 and 2018 was due primarily to purchases of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2019 was $10.5 million, which was primarily related to $9.4 million in net proceeds from an issuance of common stock and $1.4 million received from the exercise of employee stock options. Net cash provided by financing activities for the year ended December 31, 2018 was $7.0 million, which included the $7.0 million received from the issuance of the Convertible Debentures.

The following table summarizes as of December 31, 2019, for the periods presented, the Company’s future estimated cash payments under existing contractual obligations, and the financing as noted below (in thousands).

		Less than 1
	Total	year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$2,840,640	$860,367	$1,777,911	$202,362	$—
Finance Lease Obligations	13,030	13,030	—	—	—
Settlement Obligations	463,262	463,262	—	—	—
Notes Payable	6,679,161	4,540,298	2,138,863	—	—
Convertible Debentures - principal and interest	7,667,000	348,500	7,318,500	—	—
Other Commitments	5,726,888	5,706,956	19,932	—	—

Total Contractual Obligations	$23,389,982	$11,932,414	$11,255,206	$202,362	$—

Lease Obligations:

Operating Leases:

As of December 31, 2019, the Company had three lease obligations related to its facilities.

The Company’s executive offices are leased pursuant to a five-year lease that commenced on December 15, 2006, with renewals in January 2012, August 2016 and December 2019, consisting of approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire. The August 2016 lease renewal provides for an annual base rent of approximately $184,518 for the period from March 2017 to February 2020. The December 2019 lease renewal provides for an annual base rent of $214,812 beginning in March 2020 through February 2023. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

The Company leases a facility consisting of approximately 24,350 square feet of office, manufacturing and warehousing space located at 101 Nicholson Lane, San Jose, CA. The operating lease commenced September 2012 with annual payments of $295,140 through September 2017, with all amounts payable in equal monthly installments. In September 2016, the Company extended this lease for the period from October 2017 to March 2020, with annual payments of $540,588 from October 2017 to September 2018, $558,120 from October 2018 to September 2019 and $286,368 for the period from October 2019 to March 2020, with all amounts payable in equal monthly installments. In August 2019, the Company extended this lease for the period from April 2020 to March 2023, with annual payments of $628,260 from April 2020 to March 2021, $645,792 from April 2021 to March 2022 and $666,240 from April 2022 to March 2023. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.

Finance Leases:

In August 2017, the Company assumed an equipment lease obligation with payments, including interest payable, totaling $50,000. The lease was determined to be a capital lease and, accordingly, the equipment was capitalized and a liability of $42,000 was recorded. The equipment is being depreciated over the expected life of 3 years. The lease term expires in August of 2020.

Settlement Obligations:

As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company had a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and was amortized over the estimated useful life of approximately four years. As of December 31, 2019 the remaining liability for minimum royalty obligations totaling $0.1 million is recorded within accrued expenses and accounts payable.

Notes Payable:

On August 7, 2017, the Company entered into a Loan and Security Agreement, which has been modified by the First Loan Modification Agreement dated March 22, 2018, the Second Loan Modification Agreement dated August 13, 2018, the Third Loan Modification Agreement dated December 20, 2018, and the Fourth Loan Modification Agreement, dated March 15, 2019, and the Fifth Loan Modification, dated November 1, 2019 (collectively, the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided an initial term loan facility (amounts borrowed thereunder, the “Initial Term Loan”) of $6.0 million and a $4.0 million revolving line of credit (amounts borrowed thereunder, the “Revolving Loans”). The Company also had the option to borrow an additional $3.0 million term loan under the Loan Agreement (amounts borrowed thereunder, the “Subsequent Term Loan” and together with the Initial Term Loan, the “Term Loan”), subject to meeting a Detection revenue minimum of at least $21.5 million for a trailing twelve month period ending on or prior to September 30, 2019.

The Initial Term Loan is repayable in 30 equal monthly installments of principal, based on the amended terms of the Loan Agreement. The Company began repayment on March 1, 2019, and the Initial Term Loan matures on August 1, 2021.

The maturity date of the Revolving Loans is March 1, 2022. However, the maturity date will become April 30, 2020 or April 30, 2021 if on or before March 31, 2020 or 2021, as applicable, the Company does not agree in writing to the revenue and adjusted EBITDA (as defined in the Loan Agreement) covenant levels negotiated with the Bank with respect to the upcoming 2020 or 2021 calendar year.

The outstanding Revolving Loans will accrue interest at a floating per annum rate equal to 1.50% above the prime rate for periods when the ratio of the Company’s unrestricted cash to the Company’s outstanding liabilities to the Bank, plus the amount of the Company’s total liabilities that mature within one year is at least 1.25 to 1.0. At all other times, the interest rate shall be 0.50% above the prime rate. The outstanding Term Loans will accrue interest at a floating per annum rate equal to the prime rate (4.75% at December 31, 2019).

If the Revolving Loans are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to two percent (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loans prior to the maturity date, then the Company will pay to the Bank an amount equal to 1.0% to 3.0% of the Term Loans, depending on when such Term Loans are repaid. In addition, the Loan Agreement requires the Company to pay a final payment of 8.5% of the Term Loans (which was increased by the Second Loan Modification Agreement from 8.0%) upon the earliest of the repayment of the Term Loans, the termination of the Loan Agreement and the maturity date. The Company is accruing such payment as additional interest expense. As of December 31, 2019 and 2018, the accrued final payment is approximately $293,000 and $162,000 respectively, and is a component of the outstanding loan balance.

The Loan Agreement, as amended, required the Company to maintain minimum consolidated revenues during the trailing six month period ending on December 31, 2019 of $14.5 million, and adjusted EBITDA during the trailing six month period ending on December 31, 2019 of $(4 million). In addition, the Company and the Bank will be required to negotiate the covenants for the 2020 and 2021 fiscal years by March 31, 2020 and March 15, 2021, respectively. A failure to agree to such covenants by the specified dates in the agreements could lead to an acceleration of the amounts outstanding under the Loan Agreement to either April 30, 2020 or April 30, 2021, respectively. The Company is in compliance with the covenants for the trailing six month period ended December 31, 2019.

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

Convertible Debentures:

On February 21, 2020 (the “Conversion Date”), the Company elected to exercise its forced conversion right under the terms of the Convertible Debentures. As a result of this election, all of the outstanding Convertible Debentures were converted, at a conversion price of $4.00 per share, into 1,742,500 shares of the Company’s common stock. In accordance with the make whole provision in the Debenture, the Company also issued an additional 73,589 shares, which represented approximately $59,000 of accrued interest through the Conversion Date, plus the interest from the Conversion Date through the maturity of the Debentures of $638,000. Pursuant to the terms of the Convertible Debentures, the issuance of the conversion shares shall be completed on March 20, 2020 by delivering any additional shares of Common Stock issuable upon a decrease in the volume weighted average price of our Common Stock in the intervening period. Prior to the foregoing, on December 20, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited investors, including, but not limited to, all directors and executive officers of the Company (the “Investors”), pursuant to which the Investors agreed to purchase unsecured subordinated Convertible Debentures with an aggregate principal amount of approximately $7.0 million in a private placement.

On June 21, 2019 the Company commenced paying interest to the Investors on the outstanding principal amount of the Convertible Debentures at the rate of 5.0% per annum, payable semi-annually on December 21st and June 21st as well as on each conversion date (as to that principal amount then being converted) and on the maturity date. The Convertible Debentures were due to mature on December 21, 2021.

At any time prior to the maturity date, the Convertible Debentures were convertible into shares of the Company’s common stock at a conversion price of $4.00 per share, at the Investor’s option, subject to certain anti-dilution adjustments. The Convertible Debentures contained a cap of shares to be issued upon the conversion of the Convertible Debentures at 19.99% of the issued and outstanding shares of the Company’s Common Stock on December 21, 2018, unless shareholder approval of such issuance had been obtained. Upon the satisfaction of certain conditions, which have occurred, the Company had the right to cause the Investors to convert all or part of the then outstanding principal amount of the Convertible Debentures (a “Forced Conversion”). In connection with such Forced Conversion, the Company would be required to pay accrued but unpaid interest, an interest make whole amount determined based on the timing of the Forced Conversion and interest payments made to that date, liquidated damages and other amounts owing to the Investors under the Convertible Debentures. The conversion price in both the optional conversion and Forced Conversion provisions is subject to adjustment due to certain ‘down-round’ dilutive issuances as well for typical anti-dilutive actions, such as stock splits and stock dividends. On the Conversion Date, the Company effected the Forced Conversion.

The Investors also had the right to require the Company to repurchase the Convertible Debentures, at a repurchase price that would be at least 115% of the then outstanding principal, plus any accrued but unpaid interest, upon the occurrence of an event of default, as defined in the SPA. The Convertible Debentures would also accrue interest upon an event of default at a rate of the lesser of 10.0% or the maximum permitted by law.

The Convertible Debentures also included certain liquidated damages provisions, whereby the Company would have been required to compensate the Investors for certain contingent events, such as the failure to timely deliver conversion shares of common stock, failure to timely pay any accrued interest when due and failure to timely report public information.

The Convertible Debentures were unsecured and structurally subordinated to the Company’s existing term loan. In connection with the issuance of the Convertible Debentures, the Company’s subsidiaries entered into a Subsidiary Guarantee, dated as of December 20, 2018, for the benefit of the Investors, pursuant to which the subsidiaries guaranteed the Company’s payments under the Convertible Debentures.

In connection with the issuance of the Convertible Debentures, on December 20, 2018, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company filed a registration statement with the SEC to register the resale of shares of common stock underlying the Convertible Debentures on January 31, 2019.

Certain Investors in the Convertible Debentures included the then directors and employees of the Company. These related parties comprised approximately 9.6% of the principal value of the Convertible Debentures, or $670,000. The Convertible Debentures issued to the related parties had substantially the same rights and provisions as the unrelated third party investors, with the exception of certain terms where the related parties received less favorable terms than the unrelated third parties (such as with determination of the make whole conversion rate, as defined in the SPA; or limits on the impact of potential ‘down-round’ adjustments to the conversion price).

Other Commitments:

Other Commitments include non-cancelable purchase orders with key suppliers executed in the normal course of business.

Effect of New Accounting Pronouncements

Leases

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” and all the related amendments, which are codified under ASC 842. The Company has applied its transition provisions at the beginning of the period of adoption (i.e., on the effective date), and so did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC 840, “Leases” (“ASC 840”), including its disclosure requirements, in the comparative periods presented. See Note 5 to the consolidated financial statements for the disclosures required upon adoption of ASC 842.

Earnings Per Share

On January 1, 2019, the Company adopted ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I.) Accounting for Certain Financial Instruments with Down Round Features, and (Part II.) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). Among other provisions, ASU 2017-11 requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider a down round feature. ASU 2017-11 also recharacterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instrument and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The Company notes that the adoption of ASU 2017-11 did not have a material impact on its consolidated financial statements.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. ASU 2016-13 is effective for the Company for the fiscal year and interim periods therein beginning January 1, 2020. The Company evaluated the impact that the adoption of ASU 2016-13 and related amendments and it believes the adoption will not have a material impact on its consolidated financial statements.

Stock Compensation

On January 1, 2019, the Company adopted ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to also address share-based payments for goods and services to nonemployees. The Company notes that the adoption of ASU 2018-07 did not have a material impact on its consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements of ASC Topic 820. ASU 2018-13 is effective for Company for the fiscal year and interim periods therein beginning January 1, 2020. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for Company for the fiscal year and interim periods therein beginning January 1, 2021. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2019.

The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA LLP, an independent registered public accounting firm, appears in (d) below.

(c) Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2019, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation there has been no such change during such period.

(d) Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

iCAD, Inc.

Nashua, New Hampshire

Opinion on Internal Control over Financial Reporting

We have audited iCAD, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 11, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Boston, Massachusetts

March 11, 2020

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

There are no family relationships among any of the directors or executive officers of iCAD.

Name	Age	Position with iCAD	Director/Officer Since
Michael Klein	65	Chief Executive Officer, Executive Chairman and Director	2018
Nathaniel Dalton	53	Director	2020
Rakesh Patel, MD	46	Director	2018
Andy Sassine	55	Director	2015
Susan Wood, Ph.D	57	Director	2018
R. Scott Areglado	56	Chief Financial Officer	2019
Jonathan Go	55	Chief Technology Officer	2019
Stacey Stevens	49	President	2006

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

Mr. Michael Klein has served as the Chief Executive Officer at Inflection Point Consulting, an executive coaching and consulting firm with a focus on medical technology, biopharma and healthcare services, since December 2014. Prior to that, he was the Chief Executive Officer at SonaCare Medical, LLC (f/k/a U.S. HIFU, LLC), a global leader in minimally invasive high intensity focused ultrasound technologies, from December 2011 to November 2014. From April 2011 to December 2011, Mr. Klein was the President of the Civco Radiation Oncology Division within Roper Industries, a diversified industrial company that produces engineered products for global niche markets. He was President and Chief Executive Officer of Xoft, Inc., a medical device company, a position he held from December 2004 until the sale of Xoft to the Company in December 2010. Prior to joining Xoft, from 2000 to 2004, Mr. Klein served as Chairman, President and Chief Executive Officer of R2 Technology, Inc., a breast and lung cancer computer aided detection company. Previously, Mr. Klein served in VP, Sales and Marketing Roles at Varian Medical Systems (VAR) and Becton Dickinson (BDX). Mr. Klein received a Bachelor of Arts degree from the University at Albany, SUNY. Mr. Klein also received his M.B.A. from the New York Institute of Technology and completed his post-graduate Executive Education Studies at Harvard University and Babson College. We believe Mr. Klein’s qualifications to serve on our Board of Directors include his significant experience as an executive in the healthcare industry, his understanding of our products and markets and his previous tenure on our Board.

Mr. Nathaniel Dalton is one of the founders of the global asset management firm Affiliated Managers Group, Inc. (NYSE: AMG), where he remains a Director and Senior Advisor. Mr. Dalton held a range of executive positions at AMG, including General Counsel, Chief Operating Officer, President and Chief Executive Officer. He was also the founding investor of Talari Networks, the pioneering SD-WAN technology company, serving as a board observer for more than a decade; and is an investor in, and advisor to, several growth companies operating at the intersection of technology and healthcare. Mr. Dalton is a Trustee of Boston University and serves on the Investment Committee for its Endowment. He also serves on the Advisory Board of the Institute for Sustainable Energy. Mr. Dalton received a J.D. from Boston University School of Law and a B.A. from the University of Pennsylvania. We believe that Mr. Dalton’s extensive knowledge and experience in the financial services and investment management industries, as well as his experience as an investor in and advisor to other companies of a similar size, qualifies him to serve as a member of our Board of Directors.

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

Mr. Andy Sassine currently serves as Chief Financial Officer and member of the Board of Directors of Arcturus Therapeutics Holdings Inc, a preclinical biotech company focusing on using mRNA to target rare diseases. Mr. Sassine served in various positions at Fidelity Investments from 1999 to 2012, rising to the position of Portfolio Manager. Prior to joining Fidelity, he served as a vice president in the Acquisition Finance Group at Fleet National Bank. Mr. Sassine previously served on the boards of MYnd Analytics, Inc., Acorn Energy, Freedom Meditech, Inc.,

Gemphire Therapeutics, Inc., and MD Revolution. Mr. Sassine was a member of the Henry B. Tippie College of Business, University of Iowa Board of Advisors from 2009 to 2018 and served on the Board of Trustees at the Clarke Schools for Hearing and Speech from 2009 to 2014. Mr. Sassine holds a Bachelor of Arts degree from the University of Iowa and an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Sassine’s extensive knowledge and experience as a fund manager and board member of other similarly sized companies qualifies him to serve as a member of our Board of Directors.

Dr. Susan Wood has served as the President and Chief Executive Officer of VIDA Diagnostics, Inc., a leader in precision imaging and AI for pulmonary medicine, since September 2009. From July 2005 to December 2008, she held the position of Executive Vice President of Marketing and Technology for Vital Images, Inc., an innovative software company specializing in cardiovascular applications for advanced analysis software. Dr. Wood holds multiple patents in the field of computer-aided detection and quantitative imaging; has authored numerous book chapters, peer-reviewed papers, abstracts, and has served as an invited speaker at numerous conferences in the area of three-dimensional imaging of the thorax, quantitative imaging and computer-aided detection. She holds a Bachelor of Science in Engineering from the University of Maryland, College Park and a Master of Science in Biomedical Engineering from Duke University. Dr. Wood also holds a Ph.D. from the Johns Hopkins Medical Institutions, School of Hygiene and Public Health. We believe Dr. Wood’s qualifications to serve on our Board of Directors include her expertise in the medical field and her knowledge of our markets.

Mr. R. Scott Areglado has served as the Company’s Chief Financial Officer since May 2019. From May 2011 until December 2018, Mr. Areglado served as Company’s Vice President and Corporate Controller, and from December 2018 to May 2019 and September to November 2016, he served as interim Chief Financial Officer. From 2005 to 2010, Mr. Areglado served as Vice President and Controller at AMICAS, Inc., a Nasdaq-listed image and information management solutions company serving the healthcare industry, where he led financial statement preparation and accounting operations for the company. Mr. Areglado has more than 25 years of experience in finance and accounting and was a licensed Certified Public Accountant from 1990 to 2007. Mr. Areglado received an M.B.A. degree from the Franklin W. Olin Graduate School of Business at Babson College and a Bachelor of Business Administration degree in Accounting from the University of Massachusetts, Amherst.

Mr. Jonathan Go has served as the Company’s Chief Technology Officer since January 2019. Mr. Go brings more than twenty five years of software development experience in the medical industry to iCAD. From October 2006 until January 2019, Mr. Go served as the Company’s Senior Vice President of Research and Development. Prior to joining iCAD, from February 1998 to May 2006, Mr. Go served as Vice President of Engineering at Merge eMed, a provider of RIS/PACS solutions for imaging centers, specialty practices and hospitals. At Merge eMed, Mr. Go was responsible for software development, product management, testing, system integration and technical support for all of eMed’s products. Before joining Merge eMed, Mr. Go was Director of Engineering at Cedara Software in Toronto. Cedara Software is focused on the development of custom engineered software applications and development tools for medical imaging OEMs. At Cedara, Mr. Go built the workstation program, developing multiple specialty workstations that have been adopted by a large number of OEM partners. Mr. Go earned a Bachelor of Science in Electrical Engineering from the University of Michigan and a Masters of Science in Electrical Engineering and Biomedical Engineering from the University of Michigan.

Ms. Stacey Stevens has served as the Company’s President since March 2019. From February 2016 to March 2019, Ms. Stevens served as the Company’s Executive Vice President, Chief Strategy and Commercial Officer, and from June 2006 to February 2016, she served as the Company’s Senior Vice President of Marketing and Strategy. Prior to joining iCAD, Ms. Stevens held a number of sales, business development, and marketing management positions with Philips Medical Systems, Agilent Technologies, Inc. and Hewlett Packard’s Healthcare Solutions Group (which was acquired in 2001 by Philips Medical Systems). From February 2005 to June 2006, she was Vice President, Marketing Planning at Philips Medical Systems, where she was responsible for the leadership of all global marketing planning functions for Philips’ Healthcare business. From 2003 to January 2005, she was Vice President of Marketing for the Cardiac and Monitoring Systems Business Unit of Philips, where she was responsible for all marketing and certain direct sales activities of Philips America’s Field Operations. Prior to that, Ms. Stevens held several key marketing management positions in the Ultrasound Business Unit of Hewlett-Packard/Agilent and Philips Medical Systems. Ms. Stevens earned a Bachelor of Arts Degree in Political Science from the University of New Hampshire, and an M.B.A. from Boston University’s Graduate School of Management.

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

On September 4, 2019, Form 4s for Jonathan Go and Scott Areglado were filed one day late.

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2019; other than as set forth above, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.

Code of Ethics

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained on our corporate website at www.icadmed.com or without charge upon written request, addressed to:

iCAD, Inc.

98 Spit Brook Road, Suite 100

Nashua, NH 03062

Attention: Corporate Secretary

Item 11.	Executive Compensation.

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2019. The response to this item will be contained in our proxy statement for our 2020 annual meeting of stockholders under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2019. The response to this item will be contained in our proxy statement for our 2020 annual meeting of stockholders under the caption “Stock Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by the reference, and in part below.

Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2019.

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	1,550,662	$4.33	932,546
Equity compensation plans not approved by security holders (1):	0	$0.00	-0-

Total	1,550,662	$4.33	932,546

(1)

Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with non-plan option holders. See Note 6 to our consolidated financial statements for a description of our Stock Option and Stock Incentive Plans and certain information regarding the terms of the non-plan options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2019. The response to this item will be contained in our proxy statement for our 2020 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions,” “Corporate Governance Matters — Director Independence” and “Compensation Committee Report,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2019. The response to this item will be contained in our proxy statement for our 2020 annual meeting of stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Annual Report on Form 10-K:

i.	Financial Statements - See Index on page 93.

ii.	Financial Statement Schedule - See Index on page 93. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

iii.	Exhibits - the following documents are filed as exhibits to this Annual Report on Form 10-K:

2(a)	Agreement and Plan of Merger, dated December 15, 2010, by and among the Company, XAC, Inc., Xoft, Inc. and Jeffrey Bird as representative of Xoft, Inc. stockholders (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 5, 2011).

2(b)	Asset Purchase Agreement, dated December 16, 2016,between the Company and Invivo Corporation. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2016). **

3(a)	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015).

3(b)	Amended and Restated By-laws (incorporated by reference to Exhibit 3(b) to the Current Report on Form 10-K filed with the SEC on March 17, 2008.

4(a)	Registration Rights Agreement, dated December 29, 2011, between the Company and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on January 3, 2012).

4(b)	Form of Debenture (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 27, 2018).

10(a)	2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016).

10(b)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed with the SEC on November 15, 2014).

10(c)	Lease Agreement, dated December 6, 2006, between the Company and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH (incorporated by reference to Exhibit 10(mm) to the Annual Report on Form 10-K filed with the SEC on March 22, 2007).

10(d)	Employment Agreement, dated September 25, 2012, between the Company and Kenneth Ferry (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 26, 2012). *

10(e)	Employment Agreement, dated June 1, 2008, between the Company and Stacey Stevens (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008). *

10(f)	Employment Agreement, dated June 1, 2008, between the Company and Jonathan Go (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008). *

10(g)	Change in Control Bonus Agreement, dated October 29, 2015, between the Company and Kenneth Ferry (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015).*

10(h)	Change in Control Bonus Agreement, dated October 29, 2015, between the Company and Stacey Stevens (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2015).*

10(i)	Employment Agreement between the Company and Michael Klein dated November 19, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 20, 2018).*

10(j)	Asset Purchase Agreement, dated December 16, 2016, between the Company and Invivo Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2016).

10(k)	First Amendment to Lease, dated September 19, 2016, between the Company and The Irvine Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2016).

10(l)	Employment Agreement, dated December 22, 2016, between the Company and Kenneth Ferry (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 28, 2016).

10(m)	Amendment No. 1 to Employment Agreement, dated June 1, 2008, between the Company and Stacey M. Stevens (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 28, 2016).

10(n)	Loan and Security Agreement, dated August 7, 2017, between Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2017).

10(o)	2012 Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Form DEF14A filed with the SEC on April 9, 2012).*

10(p)	Amendment No. 1 to the 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Form DEF14A filed with the SEC on April 2, 2014).*

10(q)	2019 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement on Form DEF14A filed with the SEC on November 8, 2019).

10(r)	Fourth Loan Modification Agreement, dated March 18, 2019, between Silicon Valley Bank, the Company, Xoft, Inc. and Xoft Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2019).

10(s)	Fifth Loan Modification Agreement, dated November 13, 2019, between the Company, Xoft, Inc. and Xoft Solutions, LLC, Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2020).

10(t)	Form of Securities Purchase Agreement between the Company and certain investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 27, 2018).

10(u)	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 27, 2018).

10(v)	Underwriting Agreement, dated June 13, 2019, between the Company and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1. to the Current Report on Form 8-K filed with the SEC on June 14, 2019).

21.1	Subsidiaries

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

*	Denotes a management compensation plan or arrangement.
**

The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, INC.

Date: March 11, 2020

	By:	/s/ Michael Klein
Michael Klein
Chief Executive Officer, Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Klein Michael Klein	Executive Chairman, Director, Chief Executive Officer (Principal Executive Officer)	March 11, 2020

/s/ R. Scott Areglado	Chief Financial Officer	March 11, 2020
R. Scott Areglado	(Principal Financial and Accounting Officer)

/s/ Nathaniel Dalton Nathaniel Dalton	Director	March 11, 2020

/s/ Rakesh Patel Rakesh Patel, MD	Director	March 11, 2020

/s/ Andy Sassine Andy Sassine	Director	March 11, 2020

/s/ Susan Wood Susan Wood, Ph.D	Director	March 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

iCAD, Inc.

Nashua, New Hampshire

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iCAD, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASU 2016-02, Leases (ASC 842).

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

We have served as the Company’s auditor since 1989.

/s/ BDO USA, LLP

Boston, Massachusetts

March 11, 2020

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
	(in thousands except shares and per share data)
Assets
Current assets:
Cash and cash equivalents	$15,313	$12,185
Trade accounts receivable, net of allowance for doubtful accounts of $136 in 2019 and $177 in 2018	9,819	6,403
Inventory, net	2,611	1,587
Prepaid expenses and other current assets	1,453	1,045

Total current assets	29,196	21,220

Property and equipment:
Equipment	6,304	6,020
Leasehold improvements	62	62
Furniture and fixtures	319	308
Marketing assets	376	376

	7,061	6,766

Less accumulated depreciation and amortization	6,510	6,214

Net property and equipment	551	552

Other assets:
Operating lease assets	2,406	—
Other assets	50	53
Intangible assets, net of accumulated amortization of $8,186 in 2019 and $7,809 in 2018	1,183	1,550
Goodwill	8,362	8,362

Total other assets	12,001	9,965

Total assets	$41,748	$31,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,990	$1,154
Accrued and other expenses	6,590	5,060
Notes payable - current portion	4,250	1,851
Lease payable, short-term portion	758	15
Deferred revenue	5,248	5,165

Total current liabilities	18,836	13,245

Other long-term liabilities	—	27
Lease payable long term	1,837	11
Deferred revenue, long-term portion	356	331
Notes payable, long-term portion	2,003	4,254
Convertible debentures payable to non-related parties, at fair value	12,409	6,300
Convertible debentures payable to related parties, at fair value	1,233	670
Deferred tax	3	3

Total liabilities	36,677	24,841

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 19,546,151 in 2019 and 17,066,510 in 2018 outstanding 19,360,320 in 2019 and 16,880,679 in 2018.	196	171
Additional paid-in capital	230,615	218,914
Accumulated deficit	(224,325)	(210,774)
Treasury stock at cost, 185,831 shares in 2019 and 2018	(1,415)	(1,415)

Total stockholders’ equity	5,071	6,896

Total liabilities and stockholders’ equity	$41,748	$31,737

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands except per share data)
Revenue:
Products	$19,767	$13,111	$13,554
Service and supplies	11,573	12,510	14,548

Total revenue	31,340	25,621	28,102
Cost of Revenue:
Products	3,278	2,161	2,660
Service and supplies	3,438	3,627	6,229
Amortization and depreciation	397	403	1,037

Total cost of revenue	7,113	6,191	9,926

Gross profit	24,227	19,430	18,176

Operating expenses:
Engineering and product development	9,271	9,445	9,327
Marketing and sales	13,634	8,693	10,503
General and administrative	7,443	9,117	7,877
Amortization and depreciation	276	305	452
Gain on sale of MRI assets	—	—	(2,508)
Goodwill and long-lived asset impairment	—	—	6,693

Total operating expenses	30,624	27,560	32,344

Loss from operations	(6,397)	(8,130)	(14,168)
Other expense
Interest expense	(784)	(504)	(124)
Interest income	344	110	18
Financing Costs	—	(451)	—
Loss on fair value of convertible debentures	(6,671)	—	—

Other expense, net	(7,111)	(845)	(106)

Loss before income tax (benefit) expense	(13,508)	(8,975)	(14,274)
Income tax (benefit) expense	43	42	(18)

Net loss and comprehensive loss	$(13,551)	$(9,017)	$(14,256)

Net loss per share:
Basic	$(0.74)	$(0.54)	$(0.87)
Diluted	$(0.74)	$(0.54)	$(0.87)
Weighted average number of shares used in computing loss per share:
Basic	18,378	16,685	16,343
Diluted	18,378	16,685	16,343

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(in thousands except shares)

	Common Stock
	Number of Shares Issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2016	16,260,663	$163	$213,899	$(187,609)	$(1,415)	$25,038
Issuance of common stock relative to vesting of restricted stock, net of 55,115 shares forfeited for tax obligations	414,319	4	(245)	—	—	(241)
Issuance of common stock pursuant to stock option plans	36,530	—	79	—	—	79
Stock-based compensation	—	—	3,656	—	—	3,656
Net loss	—	—	—	(14,256)	—	(14,256)

Balance at December 31, 2017	16,711,512	$167	$217,389	$(201,865)	$(1,415)	$14,276

Cumulative impact from the adoption of ASC 606 (see Note 1)	—	—	—	108	—	108
Issuance of common stock relative to vesting of restricted stock, net of 56,946 shares forfeited for tax obligations	265,442	3	(183)	—	—	(180)
Issuance of common stock pursuant to stock option plans	89,556	1	203	—	—	204
Stock-based compensation	—	—	1,505	—	—	1,505
Net loss	—	—	—	(9,017)	—	(9,017)

Balance at December 31, 2018	17,066,510	$171	$218,914	$(210,774)	$(1,415)	$6,896

Issuance of common stock relative to vesting of restricted stock, net of 29,887 shares forfeited for tax obligations	167,843	2	(198)	—	—	(196)
Issuance of common stock pursuant to stock option plans	429,980	4	1,396	—	—	1,400
Stock Issuance	1,881,818	19	9,334	—	—	9,353
Stock-based compensation	—	—	1,169	—	—	1,169
Net income (loss)	—	—	—	(13,551)	—	(13,551)

Balance at December 2019	19,546,151	$196	$230,615	$(224,325)	$(1,415)	$5,071

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
		(in thousands)
Cash flow from operating activities:
Net loss	$(13,551)	$(9,017)	$(14,256)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	377	383	494
Depreciation	297	325	995
Bad debt provision	62	225	45
Inventory obsolescence reserve	—	—	1,052
Stock-based compensation expense	1,169	1,505	3,656
Amortization of debt discount and debt costs	149	170	—
Goodwill and long-lived asset impairment	—	—	6,693
Interest on settlement obligations	—	—	26
Deferred tax	1	(12)	8
Loss on disposal of assets	—	12	52
Gain on sale of MRI assets	—	—	(2,158)
Change in fair value of convertible debentures	6,671	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,478)	2,003	(3,474)
Inventory	(1,024)	536	554
Prepaid and other assets	294	172	29
Accounts payable	836	(209)	(215)
Accrued and other expenses	982	494	(505)
Deferred revenue	108	(454)	(333)

Total adjustments	6,444	5,150	6,919

Net cash used for operating activities	(7,107)	(3,867)	(7,337)

Cash flow from investing activities:
Additions to patents, technology and other	(10)	(15)	(5)
Additions to property and equipment	(296)	(301)	(390)
Sale of MRI assets	—	—	2,850

Net cash provided by (used for) investing activities	(306)	(316)	2,455

Cash flow from financing activities:
Issuance of common stock for cash, net	9,353	—	—
Stock option exercises	1,400	204	79
Taxes paid related to restricted stock issuance	(196)	(180)	(241)
Debt issuance costs	—	—	(74)
Proceeds from convertible debentures		6,970	—
Principal payments of capital lease obligations	(16)	(13)	(80)
Principal repayment of debt financing	(2,000)	—	6,000
Proceeds from Line of Credit	3,000
Repayment Line of Credit	(1,000)

Net cash provided by financing activities	10,541	6,981	5,684

Increase in cash and equivalents	3,128	2,798	802
Cash and equivalents, beginning of year	12,185	9,387	8,585

Cash and equivalents, end of year	$15,313	$12,185	$9,387

Supplemental disclosure of cash flow information:
Interest paid	$643	$294	$79

Taxes paid	$43	$51	$60

Right-of-use assets obtained in exchange for new operating lease liabilities	3,105	—	—

Escrow due from MRI asset sale	$—	—	350

Equipment purchased under capital lease	$—	—	42

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Nature of Operations and Use of Estimates

iCAD, Inc. and subsidiaries (the “Company” or “iCAD”) is a global medical technology company providing innovative cancer detection and therapy solutions

The Company has grown primarily through acquisitions to become a broad player in the cancer detection and therapy market. Its solutions include advanced artificial intelligence and image analysis workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, a comprehensive range of high-performance, upgradeable Computer-Aided Detection (“CAD”) systems and workflow solutions for digital breast tomosynthesis (“DBT”), full-field digital mammography (“FFDM”), MRI and CT, and the Xoft System which is an isotope-free cancer treatment platform technology. CAD is reimbursable in the U.S. under federal and most third-party insurance programs.

The Company intends to continue the extension of its image analysis and clinical decision support solutions for DBT, FFDM, MRI and CT imaging. iCAD believes that advances in digital imaging techniques should bolster its efforts to develop additional commercially viable CAD/advanced image analysis and workflow products. The Company’s management believes that early detection in combination with earlier targeted intervention will provide patients and care providers with the best tools available to achieve better clinical outcomes resulting in a market demand that will drive top line growth.

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

(c) Cash and cash equivalents

The Company defines cash and cash equivalents as all bank accounts, money market funds, deposits and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Insurance coverage is $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2019 approximated $15.1 million.

(d) Financial instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and convertible debentures. Due to their short term nature and market rates of interest, the carrying amounts of the financial instruments, except the convertible debentures, approximated fair value as of December 31, 2019 and 2018.

The Company has elected to record the convertible debentures at fair value at each reporting date in accordance with the fair value option election. See Note 3(b) for further details.

(e) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2019 and 2018 is adequate.

The following table summarizes the allowance for doubtful accounts for the three years ended December 31, 2019 (in thousands):

	2019	2018	2017
Balance at beginning of period	$177	$107	$172
Additions charged to costs and expenses	62	225	45
Reductions	(103)	(155)	(110)

Balance at end of period	$136	$177	$107

(f) Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. At December 31, 2019 and 2018, inventories consisted of the following (in thousands), which includes an inventory reserve of approximately $0.5 million and $1.1 million as December 31, 2019 and 2018, respectively.

Inventory balances, net of reserves, were as follows:

	December 31, 2019	December 31, 2018
Raw materials	$1,265	$606
Work in process	39	67
Finished Goods	1,307	914

Inventory Net	$2,611	$1,587

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

The Company elected to early adopt ASU 2017-04, “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) as of September 30, 2017 which affected both the third quarter 2017 and fourth quarter 2017 impairment tests. ASU 2017-04 specifies that goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In accordance with the standard, the fair value of the Therapy reporting unit as of the fourth quarter was $0.1 million and the carrying value was $2.1 million. The deficiency exceeded the carrying value of goodwill and the balance of $1.7 million was recorded as an impairment charge in the fourth quarter of the year ended December 31, 2017.

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

The Company performed the annual impairment assessments at October 1, 2019 and 2018, respectively, and compared the fair value of each reporting unit to its carrying value as of each date. The fair value exceeded the carrying value for the Detection reporting unit as of each date of these impairment assessments. Goodwill for the Therapy reporting unit was fully impaired as of December 31, 2017. As such, the Company did not record any impairment charges for the years ended December 31, 2019 or 2018. The carrying values of the reporting units were determined based on an allocation of the Company’s assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

The Company determines the fair values for each reporting unit using a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes estimates of long-term future growth rates based on the Company’s most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in the Company’s forecasts. Discount rates are derived from a capital asset pricing model and by analyzing published rates for industries relevant to the Company’s reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in its internally developed forecasts.

In the market approach, the Company uses a valuation technique in which values are derived based on market prices of publicly traded companies with similar operating characteristics and industries. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat limited in its application because the population of potential comparable publicly-traded companies can be limited due to differing characteristics of the comparative business and the Company, as well as market data may not be available for divisions within larger conglomerates or non-public subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to the business.

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

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Consolidated reporting unit	Detection	Therapy	Total
Accumulated Goodwill	47,937	$—	$—	47,937
Accumulated impairment	(26,828)	—	—	(26,828)
Fair value allocation	(21,109)	7,663	13,446	—
Acquisition of DermEbx and Radion	—	—	6,154	6,154
Acquisition measurement period adjustments	—	—	116	116
Acquisition of VuComp	—	1,093	—	1,093
Sale of MRI assets	—	(394)		(394)
Impairment	—	—	(19,716)	(19,716)

Balance at December 31, 2017	—	8,362	—	8,362

Balance at December 31, 2018	$—	$8,362	$—	$8,362

Balance at December 31, 2019	$—	$8,362	$—	$8,362

Accumulated Goodwill	$47,937	$699	$6,270	$6,969
Fair value allocation	(21,109)	7,663	13,446	$21,109
Accumulated impairment	(26,828)	—	(19,716)	$(19,716)

Balance at December 31, 2019	$—	$8,362	$—	$8,362

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

The Company did not record any impairment charges related to long lived assets for the years ended December 31, 2019 or 2018.

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

Intangible assets subject to amortization consist primarily of patents, technology, customer relationships and trade names purchased in the Company’s previous acquisitions. These assets, which include assets from the acquisition of the assets of VuComp, DermEbx and Radion and the acquisition of Xoft, Inc., are amortized on a straight-line basis consistent with the pattern of economic benefit over their estimated useful lives of 5 to 10 years. A summary of intangible assets for 2019 and 2018 are as follows (in thousands):

	2019	2018	Weighted average useful life
Gross Carrying Amount
Patents and licenses	$581	$571	5 years
Technology	8,257	8,257	10 years
Customer relationships	272	272	7 years
Tradename	259	259	10 years

Total amortizable intangible assets	9,369	9,359

Accumulated Amortization
Patents and licenses	$520	$511
Technology	7,299	6,958
Customer relationships	108	81
Tradename	259	259

Total accumulated amortization	8,186	7,809

Total amortizable intangible assets, net	$1,183	$1,550

Amortization expense related to intangible assets was approximately $377,000, $383,000 and $494,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Estimated remaining amortization of the Company’s intangible assets is as follows (in thousands):

For the years ended December 31:	Estimated amortization expense
2020	304
2021	226
2022	207
2023	186
2024	103
Thereafter	157

$1,183

(j) Revenue Recognition

Revenue Recognition Upon Adoption of ASC 606

On January 1, 2018, the Company adopted FASB ASC Topic 606, “Revenue from Contracts with Customers” and all the related amendments (“Topic 606”), using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the Company’s assessment of the cumulative effect adjustment upon adoption. The Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

The Company recorded a net increase to opening retained earnings of $0.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the deferral of commissions on the Company’s long-term service arrangements and warranty periods greater than one year, which previously were expensed as incurred but, under the amendments to ASC 340-40, are now generally capitalized and amortized over the period of contract performance or a longer period if renewals are expected and the renewal commission is not commensurate with the initial commission.

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

In accordance with the requirements of Topic 606, the disclosure of the impact of the adoption on the Company’s consolidated balance sheet and statement of operations was as follows (in thousands):

	As of December 31, 2019
Selected Balance Sheet	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase (Decrease)
Assets
Prepaid expenses and other current assets	$1,453	$1,074	$(379)
Liabilities
Accrued expenses	6,590	6,590	—
Deferred revenue	—	167	167
Contract liabilities	5,604	5,437	(167)
Deferred tax	3	3	—
Stockholders’ equity
Accumulated deficit	(224,325)	(224,704)	(379)

The impact to revenues as a result of applying Topic 606 for the years ended December 31, 2019 and 2018 was an increase of $821,000 and $116,000, respectively (table in thousands).

	Year ended December 31, 2019
Selected Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Increase (Decrease)
Revenue
Products	$19,767	$19,296	$471
Service and supplies	11,573	11,223	350
Cost of revenue
Products	3,278	3,278	—
Service and supplies	3,438	3,438	—
Operating expenses
Marketing and sales	13,634	14,013	(379)
Interest expense	(784)	(784)	—
Other income	344	344	—
Tax benefit (expense)	43	43	—
Net loss	(13,551)	(14,751)	(1,200)

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

Disaggregation of Revenue

The following tables presents the Company’s revenues disaggregated by major good or service line, timing of revenue recognition and sales channel, reconciled to its reportable segments (in thousands).

	Year ended December 31, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$16,788	$4,957	$21,745
Service contracts	5,370	1,814	7,184
Supply and source usage agreements	—	2,036	2,036
Professional services	—	153	153
Other	161	61	222

	$22,319	$9,021	$31,340

Timing of Revenue Recognition
Goods transferred at a point in time	$16,949	$5,391	$22,340
Services transferred over time	5,370	3,630	9,000

	$22,319	$9,021	$31,340

Sales Channels
Direct sales	$11,968	$5,804	$17,772
OEM partners	10,351	—	10,351
Channel partners	—	3,217	3,217

	$22,319	$9,021	$31,340

Total Revenue
Revenue from contracts with customers	$22,319	$9,021	$31,340
Revenue from lease components	—	—	—

	$22,319	$9,021	$31,340

	Year ended December 31, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$10,783	$4,393	$15,176
Service contracts	5,311	1,450	6,761
Supply and source usage agreements	—	2,261	2,261
Professional services	—	264	264
Other	229	389	618

	$16,323	$8,757	$25,080

Timing of Revenue Recognition
Goods transferred at a point in time	$10,835	$4,676	$15,511
Services transferred over time	5,488	4,081	9,569

	$16,323	$8,757	$25,080

Sales Channels
Direct sales force	$8,335	$7,554	$15,889
OEM partners	7,988	—	7,988
Channel partners	—	1,203	1,203

	$16,323	$8,757	$25,080

Total Revenue
Revenue from contracts with customers	$16,323	$8,757	$25,080
Revenue from lease components	541	—	541

	$16,864	$8,757	$25,621

	Year ended December 31, 2017(1)
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$11,650	$4,763	$16,413
Service contracts	5,687	1,482	7,169
Supply and source usage agreements	—	1,956	1,956
Professional services	—	254	254
Other	388	1,337	1,725

	$17,725	$9,792	$27,517

Timing of Revenue Recognition
Goods transferred at a point in time	11,684	5,266	$16,950
Services transferred over time	6,041	4,526	10,567

	$17,725	$9,792	$27,517

Sales Channels
Direct sales force	$7,787	$8,354	$16,141
OEM partners	9,938	—	9,938
Channel partners	—	1,438	1,438

	$17,725	$9,792	$27,517

Total Revenue
Revenue from contracts with customers	$17,725	$9,792	$27,517
Revenue from lease components	585	—	585

	$18,310	$9,792	$28,102

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

Upon the adoption of ASC 842, effective January 1, 2019, the lease components of certain fixed fee service contracts are no longer being separately accounted for under the lease guidance, and the entire contract is being accounted for under ASC 606. Upon the adoption of ASC 606, effective January 1, 2018, and until the adoption of ASC 842 referred to above, these lease components were accounted for as a lease in accordance with ASC 840, “Leases” (“ASC 840”), and the remaining consideration was allocated to the other performance obligations identified in accordance with ASC 606. The consideration that was allocated to the lease component was recognized as lease revenue on a straight-line basis over the specified term of the agreement. Revenue for the non-lease components, such as service contracts, was recognized on a straight-line basis over the term of the agreements.

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

Other. Other revenue consists primarily of miscellaneous products and services. The Company transfers control and recognizes a sale when the installation services are performed or when the Company ships the product from the Company’s manufacturing or warehouse facility to the customer.

Significant Judgments

The Company’s contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For arrangements with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the prices charged to customers and uses a range of amounts to estimate standalone selling prices when the Company sells each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative standalone selling prices of the various products and services. The Company typically has more than one range of standalone selling prices for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the type of customer and geographic region in determining the range of standalone selling prices.

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

Contract balances

	Balance at December 31, 2019	Balance at December 31, 2018
Receivables, which are included in ‘Trade accounts receivable’	$9,819	$6,252
Contract assets, which are included in “Prepaid and other current assets”	14	19
Contract liabilities, which are included in “Deferred revenue”	5,604	5,209

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

The opening balance of accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $8.5 million as of January 1, 2018. As of December 31, 2019, and 2018, accounts receivable, net of allowance for doubtful accounts, was $9.8 million and $6.3 million, respectively.

The Company records a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company has classified the contract asset balance as a component of prepaid expenses and other current assets as of January 1, 2018, December 31, 2018 and December 31, 2019. The opening balance of contract assets was $166,000 as of January 1, 2018. As of December 31, 2019, and 2018, the contract asset balance was $14,000 and $19,000, respectively.

Deferred revenue from contracts with customers is primarily composed of fees related to long-term service arrangements, which are generally billed in advance. Deferred revenue also includes payments for installation and training that has not yet been completed and other offerings for which the Company has been paid in advance and earn the revenue when it transfers control of the product or service. Deferred revenue from contracts with customers is included in deferred revenue in the consolidated balance sheets. Deferred revenue on the consolidated balance sheet as of December 31, 2018 also includes $287,000 of amounts associated with service contracts accounted for under Topic 840 (prior to adoption of ASC 842 and the changes to the Company’s service contract accounting as previously outlined). The balance of deferred revenue at December 31, 2019 and December 31, 2018 is as follows (in thousands):

December 31, 2018	Contract liabilities	Lease revenue	Total
Short term	$4,885	$280	$5,165
Long term	324	7	331

Total	$5,209	$287	$5,496

December 31, 2019	Contract liabilities
Short term	$5,248
Long term	356

Total	$5,604

Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Balance at beginning of period	$5,209	$5,541
Adoption adjustment	—	39
Deferral of revenue	11,005	9,993
Recognition of deferred revenue	(10,610)	(10,364)

Balance at end of period	$5,604	$5,209

The Company expects to recognize approximately $5.2 million of the deferred amount in 2020, $0.3 million in 2021, and $0.1 million thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain commissions programs meet the requirements to be capitalized. The opening balance of capitalized costs to obtain a contract was $117,000 as of January 1, 2018. As of December 31, 2019, the balance of capitalized costs to obtain a contract was $379,000. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of December 31, 2019 and 2018, respectively.

Changes in the balance of capitalized costs to obtain a contract were as follows (in thousands):

	Years Ended December 31,
	2019	2018
Balance at beginning of period	$282	$117
Deferral of costs to obtain a contract	294	368
Recognition of costs to obtain a contract	(197)	(203)

Balance at end of period	$379	$282

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

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Revenue Recognition Prior to the Adoption of ASC 606

The Company’s reporting periods prior to the adoption of ASC 606 and the year ended December 31, 2018 are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

Under Topic 605, revenue was recognized when delivery occurred, persuasive evidence of an arrangement existed, fees were fixed or determinable and collectability of the related receivable was probable. For product revenue, delivery was considered to occur upon shipment provided title and risk of loss had passed to the customer. Services and supplies revenue are considered to be delivered as the services were performed or over the estimated life of the supply agreement. Revenue from the sale of certain CAD products was recognized in accordance with ASC 840, which continues to be the case under Topic 606. In addition, revenue from certain CAD products was recognized in accordance with ASC 985-605, which has now been superseded by Topic 606. For multiple element arrangements, revenue was allocated to all deliverables based on their relative selling prices. In such circumstances, a hierarchy was used to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“BESP”). VSOE generally existed only when the deliverable was sold separately and was the price actually charged for that deliverable. The process for determining BESP for deliverables without VSOE or TPE considered multiple factors depending upon the unique facts and circumstances related to each deliverable including relative selling prices, competitive prices in the marketplace and management judgment.

The Company historically determined that iCAD’s digital sales generally followed the guidance of ASC 605 as the software was considered essential to the functionality of the product per the guidance of ASU 2009-14. Typically, the responsibility for the installation process lies with the OEM partner. On occasion, when iCAD was responsible for product installation, the installation element was considered a separate unit of accounting because the delivered product had standalone value to the customer. In these instances, the Company allocated the revenue to the deliverables based on the framework established within ASU 2009-13. Therefore, the installation and training revenue was recognized as the services were performed according to the BESP of the element. Revenue from the digital equipment when there was installation was recognized based on the relative selling price allocation of the BESP, when delivered.

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

(l) Warranty Costs

The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends, including the cost of product returns during the warranty period. Warranty provisions and claims for the years ended December 31, 2019, 2018 and 2017, were as follows (in thousands):

	2019	2018	2017
Beginning accrual balance	$12	$10	$11
Warranty provision	41	19	49
Usage	(36)	(17)	(50)

Ending accrual balance	$17	$12	$10

(m) Engineering and Product Development Costs

Engineering and product development costs relate to research and development efforts including Company sponsored clinical trials which are expensed as incurred.

(n) Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was approximately $1,084,000, $811,000 and $990,000 respectively.

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands, except per share amounts):

	2019	2018	2017
Net loss available to common shareholders	$(13,551)	$(9,017)	$(14,256)

Basic shares used in the calculation of earnings per share	18,378	16,685	16,343
Effect of dilutive securities:
Stock options		—	—
Restricted stock		—	—

Diluted shares used in the calculation of earnings per share	18,378	16,685	16,343

Net loss per share :
Basic	$(0.74)	$(0.54)	$(0.87)
Diluted	$(0.74)	$(0.54)	$(0.87)

The following table summarizes the number of shares of common stock for convertible securities, warrants and restricted stock that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	Year Ended December 31,
	2019	2018	2017
Options that are antidilutive:
Common stock options	1,550,662	1,983,477	1,465,115
Restricted Stock	150,909	423,202	415,147
Convertible Debentures	1,742,500	1,742,500	—

	3,444,071	4,149,179	1,880,262

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares were excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.

(p) Income Taxes

The Company follows the liability method under ASC Topic 740, “Income Taxes”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2019 and 2018, as it is more likely than not that the deferred tax asset will not be realized. Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes.

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

(q) Stock-Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company may grant to employees, directors and contractors, options to purchase common stock at an exercise price equal to the market value of the stock at the date of grant. The Company may grant restricted stock to employees and directors. The underlying shares of the restricted stock grant are not issued until the shares vest, and compensation expense is based on the stock price of the shares at the time of grant. The Company also has an Employee Stock Purchase Plan, adopted in 2019. The Company follows FASB ASC Topic 718, “Compensation – Stock Compensation”), for all stock-based compensation. Under this application, the Company is required to record compensation expense over the vesting period for all awards granted.

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

The fair value of restricted stock is determined based on the stock price of the underlying option on the date of the grant. From time to time, the Company may grant performance based restricted stock awards, based on the achievement of certain performance targets. Compensation cost for performance based restricted stock awards requires significant judgment regarding probability of achieving the performance objectives and compensation cost is adjusted for the probability of achieving these objectives. As a result, compensation cost could vary significantly during the performance measurement period.

Compensation cost for stock purchase rights under the employee stock purchase plan is measured and recognized on the date the Company becomes obligated to issue shares of the Company’s common stock and is based on the difference between the fair value of the Company’s common stock and the purchase price on such date.

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

The money market funds are included in cash and cash equivalents in the accompanying balance sheet are considered a Level 1 measurement as they are valued at quoted market prices in active markets.

The convertible debentures are recorded as a separate component of the Company’s consolidated balance sheets are considered a Level 3 measurement due to the utilization of significant unobservable inputs in their valuation. See Note 3(b) below for a discussion of these fair value measurements.

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,313	$—	$—	$15,313

Total Assets	$15,313	$—	$—	$15,313

Liabilities
Convertible debentures	$—	$—	$13,642	$13,642

Total Liabilities	$—	$—	$13,642	$13,642

Fair Value Measurements (000’s) as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$12,134	$—	$—	$12,134

Total Assets	$12,134	$—	$—	$12,134

Liabilities
Convertible debentures	$—	$—	$6,970	$6,970

Total Liabilities	$—	$—	$6,970	$6,970

The following is a roll forward of the Company’s Level 3 instruments for the years ended December 31, 2019 and 2018:

Convertible Debentures
Balance, December 20, 2018	$—
Issuances	6,970
Fair value adjustments	—

Balance, December 31, 2018	6,970
Fair value adjustments	6,672

Balance, December 31, 2019	$13,642

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. In 2017, the Company recorded a $6.7 million impairment consisting of $5.7 million related to goodwill and $1.0 million related to long-lived and other assets. The fair values of long-lived assets and goodwill were measured using Level 3 inputs. There were no items measured at fair value on a nonrecurring basis as of or during the years ended December 31, 2019 and 2018.

(t) Recently Issued and Recently Adopted Accounting Standards

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” and all the related amendments, which are codified under ASC 842. The Company has applied its transition provisions at the beginning of the period of adoption (i.e., on the effective date), and so did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC 840, “Leases” (“ASC 840”), including its disclosure requirements, in the comparative periods presented. As part of the adoption, the Company elected the package of practical expedients, which among other things, permits the carry forward of historical lease classifications. The Company did not elect to use the practical expedient permitting the use of hindsight in determining the lease term and in assessing impairment of right-of-use assets. The adoption of the standard did not have a material impact on our operating results or cash flows. See Note 5 for the disclosures required upon adoption of ASC 842

On January 1, 2019, the Company adopted ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I.) Accounting for Certain Financial Instruments with Down Round Features, and (Part II.) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). Among other provisions, ASU 2017-11 requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider a down round feature. ASU 2017-11 also recharacterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instrument and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The Company notes that the adoption of ASU 2017-11 did not have a material impact on its consolidated financial statements.

On January 1, 2019, the Company adopted ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to also address share-based payments for goods and services to nonemployees. The Company notes that the adoption of ASU 2018-07 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses” (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. ASU 2016-13 is effective for the Company for the fiscal year and interim periods therein beginning January 1, 2020. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and related amendments will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements of ASC Topic 820. ASU 2018-13 is effective for Company for the fiscal year and interim periods therein beginning January 1, 2020. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for Company for the fiscal year and interim periods therein beginning January 1, 2021. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

(u) Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

On February 21, 2020 (the “Conversion Date”), the Company elected to exercise its forced conversion right under the terms of the Convertible Debentures. As a result of this election, all of the outstanding Convertible Debentures were converted, at a conversion price of $4.00 per share, into 1,742,500 shares of the Company’s common stock. In accordance with the make whole provision in the Debenture, the Company also issued an additional 73,589 shares, which represented approximately $59,000 of accrued interest through the Conversion Date, plus the interest from the Conversion Date through the maturity of the Debentures of $638,000. Pursuant to the terms of the Convertible Debentures, the issuance of the conversion shares shall be completed on March 20, 2020 by delivering any additional shares of Common Stock issuable upon a decrease in the volume weighted average price of our Common Stock in the intervening period.

(2)	Sale of MRI Assets

In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation (“Invivo”). In accordance with the agreement, the Company sold to Invivo all right, title and interest to certain intellectual property relating to the Company’s VersaVue Software and DynaCAD product and related assets for $3.2 million. The Company closed the transaction on January 30, 2017 less a holdback reserve of $350,000 for a net of approximately $2.9 million. The holdback reserve of $350,000 has been recorded as an asset in other assets and will be paid to the Company within eighteen months from the closing date, less amounts, if any, due and payable or reserved under the indemnification provisions in the Asset Purchase agreement see Note 9(f) Litigation.

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

The value of the net assets sold is as follows (in thousands):

In connection with the sale the Company agreed to provide certain transition services to Invivo. The fair value of the transition services were determined based on the cost to provide plus a reasonable profit margin and have been recognized as revenue over the term of approximately ninety days from the closing date. The Company recorded a gain on the sale of $2.5 million during the year ended December 31, 2017. The components of the gain on the sale are as follows (in thousands):

Gain on Sale
Cash received	$2,850
Holdback reserve	350
Fair value of transition services	(118)
Net Assets sold	(574)

Total	$2,508

(3)	Financing Arrangements

(a) Loan and Security Agreement

On August 7, 2017, the Company entered into a Loan and Security Agreement, which has been modified by the First Loan Modification Agreement dated as of March 22, 2018, the Second Loan Modification Agreement dated as of August 13, 2018, the Third Loan Modification Agreement dated as of December 20, 2018, the Fourth Loan Modification Agreement, dated as of March 15, 2019 and the Fifth Loan Modification Agreement, dated as of November 1, 2019 (collectively, the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) that provided an initial term loan facility (amounts borrowed thereunder, the “Initial Term Loan”) of $6.0 million and a $4.0 million revolving line of credit (amounts borrowed thereunder, the “Revolving Loans”). The Company also had the option to borrow an additional $3.0 million term loan under the Loan Agreement (amounts borrowed thereunder, the “Subsequent Term Loan” and together with the Initial Term Loan, the “Term Loan”), subject to meeting a Detection revenue minimum of at least $21.5 million for a trailing twelve month period ending on or prior to September 30, 2019.

The Company began repayment of the Initial Term Loan on March 1, 2019, with 30 equal monthly installments of principal, based on the amended terms of the Loan Agreement. The maturity date of the Initial Term Loan is August 1, 2021.

The maturity date of the Revolving Loans is March 1, 2022. However, the maturity date will become April 30, 2020 or April 30, 2021 if on or before March 31, 2020 or 2021, as applicable, the Company does not agree in writing to the revenue and adjusted EBITDA (as defined in the Loan Agreement) covenant levels negotiated with the Bank with respect to the upcoming 2020 or 2021 calendar year.

The Company has drawn $2.0 million of the Revolving Loans as of December 31, 2019. There were no amounts outstanding at December 31, 2018. The outstanding Revolving Loans accrue interest at a floating per annum rate equal to 1.50% above the prime rate for periods when the ratio of the Company’s unrestricted cash to the Company’s outstanding liabilities to the Bank, plus the amount of the Company’s total liabilities that mature within one year is at least 1.25 to 1.0. At all other times, the interest rate shall be 0.50% above the prime rate. The outstanding Term Loans will accrue interest at a floating per annum rate equal to the prime rate (4.75% at December 31, 2019).

If the Revolving Loans are paid in full and the Loan Agreement is terminated prior to the maturity date, then the Company will pay to the Bank a termination fee in an amount equal to two percent (2.0%) of the maximum revolving line of credit. If the Company prepays the Term Loans prior to the maturity date, then the Company will pay to the Bank an amount equal to 1.0% to 3.0% of the Term Loans, depending on when such Term Loans are repaid. In addition, the Loan Agreement requires the Company to pay a final payment of 8.5% of the Term Loans (which was increased by the Second Loan Modification Agreement from 8.0%) upon the earliest of the repayment of the Term Loans, the termination of the Loan Agreement and the maturity date. The Company is accruing such payment as additional interest expense. As of December 31, 2019, and 2018, the accrued final payment was approximately $293,000 and $162,000, respectively, and is a component of the outstanding loan balance.

The Loan Agreement, as amended, required the Company to maintain minimum consolidated revenues during the trailing six month period ending on December 31, 2019 of $14.5 million, and adjusted EBITDA during the trailing six month period ending on December 31, 2019 of $(4 million). In addition, the Company and the Bank will be required to negotiate the covenants for the 2020 and 2021 fiscal years by March 31, 2020 and March 15, 2021, respectively. A failure to agree to such covenants by the specified dates in the agreements could lead to an acceleration of the amounts outstanding under the Loan Agreement to either April 30, 2020 or April 30, 2021, respectively. The Company is in compliance with the covenants for the trailing six month period ended December 31, 2019.

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

In connection with the Loan Agreement and subsequent amendments thereto, the Company incurred approximately $74,000 of closing costs. In accordance with ASC Topic 835, “Interest,” the closing costs have been deducted from the carrying value of the debt and will be amortized through August 1, 2021, the maturity date of the Initial Term Loan.

The Company has evaluated the accounting impact of each of the modifications noted above, and has combined any modifications which occurred within a 12 month period, for the purposes of such evaluation, where applicable. The Company has determined that modifications occurring at each modification date above are modifications of the Loan Agreement for accounting purposes. As such, the Company has capitalized any closing costs paid to the Bank as part of the modifications and has expensed any third-party costs incurred. The additional closing costs and the unamortized initial closing costs are being amortized over the then current remaining term of the modified Initial Term Loan.

The carrying value of the Initial Term Loans and Revolving Loans as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31, 2019	December 31, 2018
Principal Amount of Term Loan	$4,000	$6,000
Unamortized closing costs	(40)	(58)
Accrued Final Payment	293	163
Amount Drawn on Line of Credit	2,000	—

Carrying amount of Term Loan	6,253	6,105

Less current portion of Term Loan	(4,250)	(1,851)

Notes payable long-term portion	$2,003	$4,254

(b) Convertible Debentures

On December 20, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited investors, including, but not limited to, all then current directors and executive officers of the Company (the “Investors”), pursuant to which the Investors agreed to purchase unsecured subordinated convertible debentures (the “Convertible Debentures”) with an aggregate principal amount of approximately $7.0 million in a private placement.

On June 21, 2019, the Company commenced paying interest to the Investors on the outstanding principal amount of the Convertible Debentures at the rate of 5.0% per annum, payable semi-annually on December 21st and June 21st as well as on each conversion date (as to that principal amount then being converted) and on the maturity date. The Convertible Debentures mature on December 21, 2021.

At any time prior to the maturity date, the Convertible Debentures are convertible into shares of the Company’s common stock at a conversion price of $4.00 per share, at the Investor’s option, subject to certain anti-dilution adjustments. The Convertible Debentures contain a cap of shares to be issued upon the conversion of the Convertible Debentures at 19.99% of the issued and outstanding shares of the Company’s common stock on

December 21, 2018, unless shareholder approval of such issuance has been obtained. Upon the satisfaction of certain conditions, the Company has the right to cause the Investors to convert all or part of the then outstanding principal amount of the Convertible Debentures. In connection with such Forced Conversion, the Company will be required to pay accrued but unpaid interest, an interest make whole amount determined based on the timing of the Forced Conversion and interest payments made to that date, liquidated damages and other amounts owing to the Investors under the Convertible Debentures. The conversion price in both the optional conversion and Forced Conversion provisions is subject to adjustment due to certain ‘down-round’ dilutive issuances as well for typical anti-dilutive actions, such as stock splits and stock dividends.

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

The Convertible Debentures are unsecured and structurally subordinated to the Company’s existing indebtedness. In connection with the issuance of the Convertible Debentures, all of the Company’s subsidiaries entered into a Subsidiary Guarantee, dated December 20, 2018, for the benefit of the Investors, pursuant to which all the subsidiaries guaranteed the Company’s payments under the Convertible Debentures.

In connection with the issuance, on December 20, 2018, the Company entered into a registration rights agreement with the Investors, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the resale of shares of common stock underlying the Convertible Debentures on or prior to January 31, 2019. The Company filed the required registration statement with the SEC on January 31, 2019.

Certain Investors in the Convertible Debentures included the then current directors and employees of the Company. These related parties comprise approximately 9% of the current principal value of the Convertible Debentures, or $630,000. The Convertible Debentures issued to the related parties have substantially the same rights and provisions as the unrelated third party investors, with the exception of certain terms where the related parties received less favorable terms than the unrelated third parties (such as with determination of the make whole conversion rate, as defined in the SPA; or limits on the impact of potential ‘down-round’ adjustments to the conversion price).

In connection with the issuance of the Convertible Debentures, the Company incurred approximately $503,000 in issuance costs related to placement agent fees and third party legal fees.

The Company initially evaluated the required accounting for the Convertible Debentures under ASC Topic 470, “Debt” (“ASC 470”), ASC Topic 480, “Distinguishing Liabilities from Equity” and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company determined that the Convertible Debentures contained multiple embedded derivative features that would be required to be bifurcated and accounted for as a combined derivative liability at fair value, with subsequent changes in fair value being recorded in current earnings in the respective periods. As a result of this assessment, the Company elected to make a one-time, irrevocable election to utilize the fair value option allowed under ASC Topic 825, “Financial Instruments.” Under the fair value option election, the Company will account for the Convertible Debentures as a single hybrid instrument at its fair value, with changes in fair value from period to period being recorded either in current earnings, or as an element of other comprehensive income (loss), specific to the portion of the change in fair value determined to relate to the Company’s own credit risk. The Company believes that the election of the fair value option will allow for a more meaningful representation of the total fair value of its obligation under the Convertible Debentures and allow for a better understanding of how changes in the external market environment and valuation assumptions impact such fair value, when compared to recording the Convertible Debentures and fair value of the bifurcated embedded derivatives separately under the guidance of ASC 470 and ASC 815.

In accordance the Company’s election of the fair value option, the Company expensed the approximately $503,000 in issuance costs incurred related to the Convertible Debentures during the year ended December 31, 2018.

Fair Value Measurements Related to the Convertible Debentures

The Company utilized a Monte Carlo simulation model to estimate the fair value of the Convertible Debentures as of their issuance date, as of December 31, 2018 and at each quarterly reporting period thru December 31, 2019. The simulation model is designed to capture the potential settlement features of the Convertible Debentures (the embedded features described above), in conjunction with simulated changes in the Company’s stock price and the probability of certain events occurring. The simulation utilizes 100,000 trials or simulations to determine the estimated fair value.

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

The Company notes that the key inputs to the simulation model that were utilized to estimate the fair value of the Convertible Debentures at each valuation date included:

Input	December 21, 2018	December 31, 2018	December 31, 2019
Company’s stock price	$3.68	$3.70	$7.77
Conversion price	4.00	4.00	4.00
Remaining term (years)	3.00	2.97	1.97
Equity volatility	54.00%	54.00%	49.00%
Risk free rate	2.58%	2.46%	1.57%
[1] Probability of default event	0.75%	0.81%	0.45%
[1] Utilization of Forced Conversion (if available)	100.00%	100.00%	100.00%
[1] Exercise of Default Redemption (if available)	100.00%	100.00%	100.00%
[1] Effective discount rate	21.90%	21.90%	18.52%

[1]	Represents a Level 3 unobservable input, as defined in Note 8 - Fair Value Measurements, below.

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

The effective discount rate utilized at the December 21, 2018 and December 31, 2018 valuation dates was solved for utilizing the simulation model based on the principal value of the Convertible Debentures, as the transaction was determined to represent an ‘arm’s length’ transaction. The effective discount was corroborated against market yield data which implied the Company’s credit rating, and this implied credit rating will be utilized to determine the changes in the effective discount rate at future valuation dates. The effective discount rate utilized at the December 31, 2019 valuation date was based on yields on CCC-rated debt instruments with terms equivalent to the remaining term of the Convertible Debentures. The credit rating estimate was based on the implied credit rating determined at issuance and no changes were identified by the Company that would impact this assessment.

As of the issuance date of the Convertible Debentures (December 21, 2018) and the valuation dates of December 31, 2019 and 2018, respectively, the fair value and principal value of the Convertible Debentures was:

Convertible Debentures	December 21, 2018	December 31,2018	December 31, 2019
Fair value, in accordance with fair value option	$6,970	$6,970	$13,642

Principal value outstanding	$6,970	$6,970	$6,970

The Company recorded a loss due to the change in fair value of the Convertible Debentures of $6.7 million during the year ended December 31, 2019. The full amount of this loss on the change in fair value was recorded in other expense, net, as the Company did not identify any portion of the fair value adjustment as relating to the Company’s own credit risk. The Company did not record any gains or losses from the change in fair value of the Convertible Debentures between their issuance date and December 31, 2018. See also additional fair value disclosures related to the Convertible Debentures in Note 1(r) above.

On February 21, 2020 (the “Conversion Date”), the Company elected to exercise its forced conversion right under the terms of the Convertible Debentures. As a result of this election, all of the outstanding Convertible Debentures were converted, at a conversion price of $4.00 per share, into 1,742,500 shares of the Company’s common stock. In accordance with the make whole provision in the Debenture, the Company also issued an additional 73,589 shares, which represented approximately $59,000 of accrued interest through the Conversion Date, plus the interest from the Conversion Date through the maturity of the Debentures of $638,000. Pursuant to the terms of the Convertible Debentures, the issuance of the conversion shares shall be completed on March 20, 2020 by delivering any additional shares of Common Stock issuable upon a decrease in the volume weighted average price of our Common Stock in the intervening period.

(c) Principal and Interest Payments Related to Financing Arrangements

Future principal and interest payments related to the Loan Agreement and Convertible Debentures are as follows (in thousands):

Fiscal Year	Amount Due
2020	$4,889
2021	$9,457

Total	$14,346

The following amounts are included in interest expense in the Company’s consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash interest expense, notes payable	$274	$299	$98
Cash interest expense, convertible debentures	349	9	—
Amortization of debt costs	28	29	9
Accrual of notes payable final payment	131	163	—
Amortization of settlement obligations	—	—	26
Interest expense capital lease	2	4	1
Capital lease - fair value amortization	—	—	(10)

Total interest expense	$784	$504	$124

Cash interest expense, notes payable, represents the cash interest paid monthly related to the Loan Agreement. Cash interest expense, convertible debentures represents cash interest paid or accrued in connection with the Convertible Debentures issued in December 2018. Interest payments are due to the holders of the Convertible Debentures in June and December of each year. The amortization of debt costs represents the closing costs incurred with the Loan Agreement, which have been capitalized and expensed using the effective interest method. The amortization of the settlement obligations represents the interest associated with the settlement agreement for Carl Zeiss Meditec (“Zeiss”). See Note 9(e) to the Company’s Consolidated Financial Statements.

(4)	Accrued and Other Expenses

Accrued and other expenses consist of the following at December 31 (in thousands):

	2019	2018
Accrued salary and related expenses	$3,200	$1,811
Accrued accounts payable	2,718	2,329
Accrued professional fees	510	737
Other accrued expenses	162	91
Deferred rent		92

	$ 6,590	$ 5,060

(5)	Leases

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

Right-of-use assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the consolidated balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. The Company does not sublease any of its leased assets to third parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company has lessor agreements that contain lease and non-lease components. As the Company has determined that the non-lease component of these agreements is the predominant component, the Company is accounting for the complete agreement under ASC 606 upon adoption of ASC 842 (see discussion in Note 1(j)).

ASC 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and identified three lease modifications which are reflected in the table below showing the maturity of the Company’s lease liabilities as of December 31, 2019. This includes an extension of operating leases for the two facilities leased by the Company in New Hampshire and the facility lease in California. In addition, there were no impairment indicators identified during the year ended December 31, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to not separate the accounting for lease components and non-lease components for real estate and equipment leases.

The Company has leases for office space and office equipment. The leases have remaining lease terms ranging from less than one year to three years and three months as of December 31, 2019.

The components of lease expense for the period are as follows (in thousands):

		Year Ended
Lease Cost	Classification	December 31,2019 2019
Operating lease cost - Right of Use	Operating expenses	$804
Operating lease cost - Variable Costs	Operating expenses	173
Finance lease costs
Amortization of leased assets	Amortization and depreciation	15
Interest on lease liabilities	Interest expense	2

Total		$994

Other information related to leases was as follows (in thousands):

2019
Cash paid for operating cash flows from operating leases	$840
Cash paid for operating cash flows from finance leases	2
Cash paid for financing cash flows from finance leases	17

2019
Weighted-average remaining lease term of operating leases (in years)	3.12
Weighted-average remaining lease term of finance leases (in years)	1.00
Weighted-average discount rate for operating leases	5.6%
Weighted-average discount rate for finance leases	5.4%

Maturities of the Company’s lease liabilities as of December 31, 2019 was as follows (in thousands):

	Operating
Year Ended December 31:	Leases	Finance Leases		Total
2020	873		13	886
2021	875		—	875
2022	881		—	881
2023	201		—	201

Total lease payments	2,830		13	2,843
Less: imputed interest	(247)		(1)	(248)

Total lease liabilities	2,583		12	2,595
Less: current portion of lease liabilities	(746)		(12)	(758)

Long-term lease liabilities	$1,837	$	—$	1,837

On August 12, 2019, the Company amended its San Jose facility lease. This amendment extended the term from March 31, 2020 to March 31, 2023 and resulted in an additional obligation of $1.9 million. On December 5, 2019, the Company amended its Nashua, NH headquarters lease. This amendment extended the term from February 29, 2020 to February 28, 2023 and resulted in an additional obligation of $0.6 million. On January 22, 2020, the Company amended its facilities lease in Nashua, NH extending the term to March 31, 2022 resulting in an additional obligation of $70,000 after year end.

The cumulative effect of the changes made to the Company’s consolidated balance sheet for the adoption of Topic 842 were as follows (in thousands):

	Balance at	Adjustments Due to	Balance at
Selected Balance Sheet	December 31, 2018	ASC 842	January 1, 2019
Assets
Operating lease assets	$—	$907	$907
Liabilities
Deferred rent, current portion (within accrued expenses)	92	(92)	—
Deferred rent, long-term portion (within other long-term liabilities)	27	(27)	—
Lease payable - current portion	15	780	795
Lease payable, long-term portion	38	179	217

In connection with the adoption of ASC 842, the Company recorded an immaterial expense of $14,000 in the year ended December 31, 2019 which would have been an opening retained earnings adjustment.

(6)	Stockholders’ Equity

(a) Financing Activity

In June 2019, the Company completed an underwritten public offering of 1,881,818 shares of common stock. The Company received net proceeds from this offering of approximately $9.4 million, after deducting underwriting and other offering expenses.

(b) Stock Options

The Company has two effective stock option or stock incentive plans which are described as follows:

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

With respect to options granted under the 2012 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2019, there were 98,938 shares available for issuance under the 2012 Plan.

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

With respect to stock options granted under the 2016 Plan, the exercise price will be determined by the Compensation Committee but may not be less than 100% of the fair market value of the common stock subject to the award, determined as of the date of grant. Regarding incentive stock options, including that the aggregate grant date fair market value of the shares of stock with respect to which incentive stock options granted under the 2016 Plan and any other plan of the Company or its parent and subsidiary corporations become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. To the extent that any incentive stock option exceeds this limit, it shall constitute a non-qualified stock option. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the Compensation Committee. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the Compensation Committee. At December 31, 2019, there were 833,608 shares available for issuance under the 2016 Plan.

A summary of stock option activity for all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2017	1,425,348	$5.05
Granted	200,813	$4.14
Exercised	(36,530)	$2.18
Forfeited	(124,516)	$4.71

Outstanding, December 31, 2017	1,465,115	$5.03
Granted	888,263	$2.95
Exercised	(139,556)	$2.27
Forfeited	(230,345)	$5.41

Outstanding, December 31, 2018	1,983,477	$4.25
Granted	392,270	$5.81
Exercised	(379,980)	$3.39
Forfeited	(445,105)	$6.06

Outstanding, December 31, 2019	1,550,662	$4.33	5.0 Years

Exercisable at December 31, 2017	1,301,651	$4.95

Exercisable at December 31, 2018	1,296,439	$4.90

Exercisable at December 31, 2019	881,461	$4.43	4.0 Years

There were 932,546 shares available for future grants from all plans at December 31, 2019.

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$3	$4	$5
Engineering and product development	226	399	715
Marketing and sales	226	190	1,003
General and administrative expense	713	912	1,933

	$1,168	$1,505	$3,656

As of December 31, 2019, there was $1.2 million of total unrecognized compensation costs related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 0.9 years.

Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

Year Ended December 31,
	2019	2018	2017
Average risk-free interest rate	1.88%	2.65%	1.61%
Expected dividend yield	None	None	None
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	50.01% to 54.23%	50.4% to 61.6%	64.2% to 72.0%
Weighted average exercise price	$ 5.92	$ 2.96	$ 4.14
Weighted average fair value	$ 2.34	$ 1.23	$ 1.99

The Company’s 2019, 2018 and 2017 average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

Intrinsic values of options (in thousands) and the closing market price used to determine the intrinsic values are as follows:

Intrinsic value of stock options

	Years Ended December 31,
	2019	2018	2017
Outstanding	$5,465	$1,021	$449
Exercisable	3,067	499	442
Exercised	509	224	79
Company’s stock price at December 31	$7.77	$3.70	$3.44

(c) Restricted Stock

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. The Company granted a total of 162,500 shares of performance-based restricted stock during 2016 with performance measured on meeting a revenue target based on growth for fiscal year 2017 and vesting in three equal installments with the first installment vesting upon measurement of the goal. In addition, a maximum of 108,333 additional shares are available to be earned based on exceeding the revenue goal. The revenue target was partially exceeded and 189,583 shares were granted with initial vesting of 63,194 at the grant date in April 2018, and 63,194 vesting on the second and third anniversary of the initial vesting.

The Company granted an additional 15,990 shares with time based vesting during the year ended December 31, 2019. The Company granted 334,083 shares with time based vesting (including the additional shares described in the preceding paragraph) and 45,356 shares with immediate vesting during the year ended December 31, 2018. The Company granted 183,500 restricted shares with time based vesting and 211,099 shares with immediate vesting during the year ended December 31, 2017.

A summary of restricted stock activity for all equity incentive plans is as follows:

	Years Ended December 31,
	2019	2018	2017
Beginning outstanding balance	423,202	415,147	511,398
Granted	15,990	379,439	394,599
Vested	(197,730)	(322,388)	(469,434)
Forfeited	(90,553)	(48,996)	(21,416)

Ending outstanding balance	150,909	423,202	415,147

Intrinsic values of restricted stock (in thousands) and the closing market price used to determine the intrinsic values are as follows:

	Years Ended December 31,
	2019	2018	2017
Outstanding	$1,173	$1,566	$1,428
Vested	1,536	1,193	1,615
Company’s stock price at December 31	$7.77	$3.70	$3.44

(d) Employee Stock Purchase Program:

In December 2019, the Company’s Board of Directors adopted and the stockholders approved the 2019 Employee Stock Purchase Plan (“ESPP”), effective January 1, 2020. The ESPP provides for the issuance of up 950,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The ESPP may be terminated or amended by the Board of Directors at any time. Certain amendments to the ESPP require stockholder approval.

Substantially all of the Company’s employees whose customary employment is for more than 20 hours a week are eligible to participate in the ESPP. Any employee who owns 5% or more of the voting power or value of the Company’s shares of common stock is not eligible to purchase shares under the ESPP.

Any eligible employee can enroll in the Plan as of the beginning of a respective quarterly accumulation period. Employees who participate in the ESPP may purchase shares by authorizing payroll deductions of up to 15% of their base compensation during an accumulation period. Unless the participating employee withdraws from participation, accumulated payroll deductions are used to purchase shares of common stock on the last business day of the accumulation period (the “Purchase Date”) at a price equal to 85% of the lower of the fair market value on (i) the Purchase Date or (ii) the first day of such accumulation period. Under applicable tax rules, no employee may purchase more than $25,000 worth of common stock, valued at the start of the purchase period, under the ESPP in any calendar year.

No shares had been issued under the ESPP as of December 31, 2019. The first accumulation period under the ESPP commenced on January 1, 2020.

(7)	Income Taxes

The components of income tax expense for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Current provision (benefit):
Federal	$—	$—	$—
State	42	54	(26)

	$42	$54	$(26)

Deferred provision:
Federal	$1	$(10)	$7
State	—	(2)	1

	$1	$(12)	$8

Total	$43	$42	$(18)

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
State income taxes, net of federal benefit	1.7%	3.6%	1.4%
Net state impact of deferred rate change	(0.2%)	0.6%	(0.3%)
Stock compensation expense	(10.7%)	(1.1%)	(1.9%)
Tax amortization on goodwill	0.0%	0.1%	(0.1%)
Goodwill impairment	0.0%	0.0%	(13.7%)
Other permanent differences	0.0%	(0.5%)	(0.4%)
Change in valuation allowance	(6.0%)	(27.6%)	97.4%
Tax credits	2.8%	3.1%	1.5%
Federal Rate Change	0.0%	0.0%	(133.5%)
Accrual to TR	1.3%	0.3%	(0.7%)
Increase Xoft NOLs under 382 Study	0.0%	0.0%	16.2%
FV Mark to market on convertible notes	(10.4%)	0.0%	0.0%
Foreign Rate Differential	0.2%	0.0%	0.0%

Effective income tax	(0.3%)	(0.5%)	(0.1%)

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

	2019	2018
Inventory (Section 263A)	$242	$239
Inventory reserves	118	270
Receivable reserves	35	45
Other accruals	1,151	88
Deferred revenue	123	85
Accumulated depreciation/amortization	66	138
Stock options	267	1,879
Developed technology	1,702	2,031
Tax credits	3,663	3,364
NOL carryforward	33,640	32,074
Lease liability	625	—

Net deferred tax assets	41,632	40,213
Valuation allowance	(41,025)	(40,213)
Right of Use Asset	(607)	—
Goodwill tax amortization	(3)	(3)

Deferred tax liability	$(3)	$(3)

The increase in the net deferred tax assets and corresponding valuation allowance during the year ended December 31, 2019 and December 31, 2018 is primarily attributable to additional accruals, net operating losses, and research and development credits.

As of December 31, 2019, the Company has federal net operating loss carryforwards totaling approximately $140.1 million. Federal net operating loss carryforwards totaling $124.8 million will expire at various dates from 2020 and 2037. The remaining $14.9 million of the federal net operating losses generated since December 31, 2017 can be carried forward indefinitely. As of December 31, 2019, the Company has provided a valuation allowance for its net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards. In the event of a deemed change in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards. There were no net operating losses utilized for the years ended December 31, 2019, 2018, or 2017.

The Company currently has approximately $7.2 million in net operating losses that are subject to limitations related to Xoft. Approximately $656,000 can be used annually through 2029. The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities totaling approximately $3.7 million. The credits expire in various years through 2039. The Company has additional tax credits of $1.8 million related to Xoft which have been fully reserved for and as a result no deferred tax asset has been recorded. These credits expire in various years through 2030.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2019, 2018 and 2017. The Company files United States federal and various state income tax returns. The Company will also be filing a tax return in France for 2019. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company is not under examination by any other federal or state jurisdiction for any tax year.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2019 will significantly change within the next 12 months.

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

The Company’s CODM is the Chief Executive Officer. Each reportable segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. The Company has determined there are two segments: Detection and Therapy.

The Detection segment consists of the Company’s advanced image analysis and workflow products, and the Therapy segment consists of the Company’s radiation therapy products, and related services. The primary factors used by the Company’s CODM to allocate resources are based on revenues, gross profit, operating income or loss, and earnings or loss before interest, taxes, depreciation, amortization, and other specific and non-recurring items of each segment. Included in segment operating income are stock compensation, amortization of technology and depreciation expense. There are no intersegment revenues.

The Company does not track its assets by operating segment and its CODM does not use asset information by segment to allocate resources or make operating decisions.

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands, including prior periods which have been presented for consistency):

	Year Ended December 31,
	2019	2018	2017
Segment revenues:
Detection	$22,319	$16,864	$18,310
Therapy	9,021	8,757	9,792

Total Revenue	$31,340	$25,621	$28,102

Segment gross profit:
Detection	$18,627	$14,709	$16,218
Therapy	5,600	4,721	1,958

Segment gross profit	$24,227	$19,430	$18,176

Segment operating income (loss):
Detection	$2,564	$3,412	$6,401
Therapy	(1,476)	(2,373)	(15,102)

Segment operating income (loss)	$1,088	$1,039	$(8,701)

General, administrative, depreciation and amortization expense	$(7,447)	$(9,169)	$(7,975)
Interest expense	(784)	(504)	(504)
Financing costs		(451)	—
Gain on sale of MRI assets	—	—	2,508
Other income	306	110	110
Fair value of convertible debentures	(6,671)

Loss before income tax	$(13,508)	$(8,975)	$(14,562)

Segment depreciation and amortization included in segment operating income (loss) is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Detection depreciation and amortization
Depreciation	$103	$106	$172
Amortization	240	248	246
Therapy depreciation and amortization
Depreciation	$166	$177	$768
Amortization	128	129	222

(b) Geographic Information

The Company’s sales are made to customers, distributors and dealers of mammography, electronic brachytherapy equipment and other medical equipment, and to foreign distributors of mammography and electronic brachytherapy equipment. Export sales to a single country did not exceed 10% of total revenue in any year. Total export sales were approximately $3.8 million or 12% of total revenue in 2019, $3.2 million or 12% of total revenue in 2018 and $3.9 million or 14% of total revenue in 2017.

As of December 31, 2019 and 2018, the Company had outstanding receivables of $2.1 million and $1.1 million, respectively, from distributors and customers of its products who are located outside of the U.S.

	Percent of Export sales
Region	2019	2018	2017
Europe	57%	51%	68%
Taiwan	15%	22%	11%
Canada	7%	7%	5%
China	8%	0%	9%
Other	13%	20%	7%

Total	100%	100%	100%

Total Export sales	$3,788	$3,255	$3,931

Significant export sales in Europe are as follows:

	Percent of Export sales
Region	2019	2018	2017
France	34%	36%	41%
Spain	12%	8%	9%
Germany	4%	3%	7%
Bulgaria	0%	1%	2%
United Kingdom	2%	0%	2%

(c) Major Customers

The Company had one major customer, GE Healthcare, with revenues of approximately $7.6 million in 2019, $6.1 million in 2018, and $7.1 million in 2017 or 24%, 24%, and 25% of total revenue, respectively. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fujifilm Medical Systems, Siemens Medical, and Vital Images. For the year ended December 31, 2019, these four OEM partners composed approximately 46% of Detection revenues and 33% of revenue overall. Detection OEM partners composed 50% of Detection revenues and 33% of revenue overall for the year ended December 31, 2018 and 55% of Detection revenues and 33% of revenue overall for the year ended December 31, 2017.

OEM partners represented $4.9 million or 50% of outstanding receivables as of December 31, 2019, with GE Healthcare accounting for $2.4 million or 49% of this amount. The three largest Therapy customers composed $1.5 million or 15% of outstanding receivables as of December 31, 2019. These eleven customers in total represented $6.4 million or 65% of outstanding receivables as of December 31, 2019.

(9)	Commitments and Contingencies

(a) Other Commitments

The Company has non-cancelable purchase orders with key suppliers executed in the normal course of business that total approximately $4.9 million. In connection with the Company’s employee savings plans, the matching contribution for 2019 was approximately $0.5 million in cash. The matching contribution for 2020 is estimated to be approximately $0.5 million in cash.

(b) Employment Agreements

The Company has entered into employment agreements with certain key current and former executives. The employment agreements provide for minimum annual salaries and performance-based annual bonus compensation as defined in their respective agreements. In addition, the employment agreements provide that if employment is terminated without cause, the executive will receive an amount equal to their respective base salary then in effect for (i) fifteen months from the date of termination, for Mr. Klein, (ii) eighteen months from the date of termination, for Ms. Stevens, and (iii) twenty-four months from the date of termination, for Mr. Ferry, and in each case, plus the pro rata portion of any annual bonus earned in any employment year through the date of termination.

On November 8, 2018, Mr. Ferry retired as Chief Executive Officer of the Company and from his position as Chairman of the Board of Directors. Mr. Ferry and the Company entered into a Separation Agreement on that date, pursuant to which Mr. Ferry will generally receive the payments that would have been payable had he been terminated by the Company without cause. The Company accrued $1,009,000 representing 24 months of severance and 18 months of health benefits as of November 2018 upon Mr. Ferry’s agreeing to the Separation Agreement, which the Company began paying monthly in May 2019.

On December 27, 2018, the Company announced that Mr. Christopher would be resigning from his position as Chief Financial Officer of the Company, effective January 11, 2019. There were no termination benefits associated with Mr. Christopher’s resignation.

(c) Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The CRA has the right to pursue the matter until July 2020. The Company believes that it is not liable for the re-assessment against CADx Medical and continues to defend this position. As the Company believes that a probability of a loss is remote, no accrual was recorded as of December 31, 2019.

(d) Royalty Obligations

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

(e) Litigation

The Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it of which the ultimate resolution would have a material adverse effect on its financial condition or results of operations. However, should the Company fail to prevail in any legal matter or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on the Company’s operating results and cash flows for that particular period. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, “Contingencies.” Legal costs are expensed as incurred.

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

On September 5, 2018, third-party Yeda Research and Development Company Ltd. (“Yeda”), filed a complaint (“the Complaint”) against the Company and Invivo in the United States District Court for the Southern District of New York, captioned Yeda Research and Development Company Ltd. v. iCAD, Inc. and Invivo Corporation, Case No. 1:18-cv-08083-GBD, related to the Company’s sale of the VersaVue software and DynaCAD product under the Asset Purchase Agreement. In the Complaint, Yeda asserted claims for: (i) copyright infringement and misappropriation of trade secrets against both the Company and Invivo; (ii) breach of contract against the Company only; and (iii) tortious interference with existing business relationships and unjust enrichment against Invivo only. The Company and Invivo filed Motions to Dismiss the Complaint on December 21, 2018. On January 18, 2019, Yeda filed Oppositions to the Motions to Dismiss. The Company and Invivo submitted responses to the Opposition to the Motion to Dismiss on February 8, 2019. The Court held oral argument on the Motions to Dismiss on March 27, 2019. On September 5, 2019, the Court granted Invivo’s Motion to Dismiss in its entirety and granted the Company’s Motion to Dismiss as it relates to Yeda’s breach of contract and misappropriation of trade secrets claims. On October 22, 2019, Yeda filed an Amended Complaint against only the Company asserting claims for (i) copyright infringement; and (ii) a replead breach of contract claim. The Company filed its Answer to Yeda’s Amended Complaint on November 5, 2019. Yeda alleges, among other things, that the Company infringed upon Yeda’s source code, which was originally licensed to the Company, by using it in the products that the Company sold to Invivo and that it is entitled to damages that could include, among other things, profits relating to the sales of these products. If the Company is found to have infringed Yeda’s copyright or breached its agreements with Yeda, the Company could be obligated to pay to Yeda substantial monetary damages.

(10)	Quarterly Financial Data (in thousands, except per share data, and unaudited)

	Net sales	Gross profit	Net loss	Income (loss) per share	Weighted average number of shares outstanding
2019
First quarter	$6,773	$5,282	$(3,717)	($0.22)	17,200
Second quarter	7,329	5,726	$(3,530)	($0.20)	17,640
Third quarter	7,857	6,054	$(2,956)	($0.15)	19,284
Fourth quarter	9,381	7,165	$(3,348)	($0.17)	19,320
2018
First quarter	$6,313	$4,498	$(3,281)	($0.20)	16,583
Second quarter	6,162	4,784	$(1,027)	($0.06)	16,664
Third quarter	6,192	4,738	$(1,365)	($0.08)	16,700
Fourth quarter	6,954	5,410	$(3,344)	($0.20)	16,774