Form 10-K/A
period 2019-12-31
ICAD INC
filed 2020-04-29
CIK 749660

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on June 28, 2019 was $112,657,645. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2019, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination of affiliate status for any other purpose.

As of April 27, 2020, the registrant had 22,853,545 shares of Common Stock outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or Amendment, amends the Annual Report on Form 10-K of iCAD, Inc. for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission, or SEC, on March 11, 2020, or the Original Filing. We are filing this Amendment to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our 2019 fiscal year. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

The specific experience, qualifications, attributes and skills listed below for each director led our Board of Directors, or the Board, to the conclusion that such individuals should serve on the Board. This conclusion is also based on the Board’s belief that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards, and has demonstrated business acumen, an ability to exercise sound judgment, and commitment to iCAD and our Board.

There are no family relationships among any of the directors or executive officers of iCAD.

Name	Age	Principal Occupation or Employment	Director/Officer Since
Michael Klein	66	Executive Chairman and Chief Executive Officer	2018
Nathaniel Dalton	53	Director and Senior Advisor of Affiliated Manager’s Group, Inc.	2020
Dr. Rakesh Patel	47	Chief Executive Officer of Precision Cancer Specialists Medical Group	2018
Andy Sassine	55	Chief Financial Officer of Arcturus Therapeutics Holdings Inc.	2015
Dr. Susan Wood	58	Chief Executive Officer of VIDA Diagnostics, Inc.	2018
Stacey Stevens	52	President	2006
R. Scott Areglado	56	Chief Financial Officer	2018
Jonathan Go	57	Chief Technology Officer	2019

Mr. Michael Klein is the Company’s Executive Chairman and Chief Executive Officer. Mr. Klein has served as the Chief Executive Officer at Inflection Point Consulting, an executive coaching and consulting firm with a focus on medical technology, biopharma and healthcare services, since December 2014. Prior to that, he was the Chief Executive Officer at SonaCare Medical, LLC (f/k/a US HIFU, LLC), a global leader in minimally invasive high intensity focused ultrasound technologies, from December 2011 to November 2014. From April 2011 to December 2011, Mr. Klein was the President of the Civco Radiation Oncology Division within Roper Industries, a diversified industrial company that produces engineered products for global niche markets. He was President and Chief Executive Officer of Xoft, Inc., a medical device company, a position he held from December 2004 until the sale of Xoft to the Company in December 2010. Prior to joining Xoft, from 2000 to 2004, Mr. Klein served as Chairman, President and Chief Executive Officer of R2 Technology, Inc., a breast and lung cancer computer aided detection company. Previously, Mr. Klein served in VP, Sales and Marketing Roles at Varian Medical Systems (VAR) and Becton Dickinson (BDX). Mr. Klein received a Bachelor of Arts degree from the University at Albany, SUNY. Mr. Klein also received his M.B.A. from the New York Institute of Technology and completed his post-graduate Executive Education Studies at Harvard University and Babson College. We believe Mr. Klein’s qualifications to serve on our Board of Directors include his significant experience as an executive in the healthcare industry, his understanding of our products and markets and his previous tenure on our Board.

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

Mr. Andy Sassine currently serves as Chief Financial Officer and member of the board of directors of Arcturus Therapeutics Holdings Inc., a biotech company focusing on using mRNA to target rare diseases. Mr. Sassine served in various positions at Fidelity Investments from 1999 to 2012, rising to the position of Portfolio Manager. Prior to joining Fidelity, he served as a vice president in the Acquisition Finance Group at Fleet National Bank. Mr. Sassine previously served on the boards of MYnd Analytics, Inc., Acorn Energy, Freedom Meditech, Inc., Gemphire Therapeutics, Inc., and MD Revolution. Mr. Sassine was a member of the Henry B. Tippie College of Business, University of Iowa Board of Advisors from 2009 to 2018 and served on the Board of Trustees at the Clarke Schools for Hearing and Speech from 2009 to 2014. Mr. Sassine holds a Bachelor of Arts degree from the University of Iowa and an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Sassine’s extensive knowledge and experience as a fund manager and board member of other similarly sized companies qualifies him to serve as a member of our Board of Directors.

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

Mr. Jonathan Go is the Company’s Chief Technology Officer. Mr. Go brings more than twenty five years of software development experience in the medical industry to iCAD. Prior to joining iCAD, Mr. Go served as Vice President of Engineering at Merge eMed, a provider of RIS/PACS solutions for imaging centers, specialty practices and hospitals. At Merge eMed, Mr. Go was responsible for software development, product management, testing, system integration and technical support for all of eMed’s products. Before joining Merge eMed, Mr. Go was Director of Engineering at Cedara Software in Toronto. Cedara Software is focused on the development of custom engineered software applications and development tools for medical imaging OEMs. At Cedara, Mr. Go built the workstation program, developing multiple specialty workstations that have been adopted by a large number of OEM partners. Mr. Go earned a Bachelor of Science in Electrical Engineering from the University of Michigan and a Master of Science in Electrical Engineering and Biomedical Engineering from the University of Michigan.

Delinquent Section 16(a) Reports

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

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2019, other than as set forth below, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.

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

98 Spit Brook Road, Suite 100

Nashua, NH 03062

Attention: Corporate Secretary

Audit Committee and Audit Committee Financial Expert

Our Board of Directors maintains an Audit Committee which is composed of Mr. Dalton, Dr. Wood and Mr. Sassine, who serves as its chairman. Our Board has determined that each member of the Audit Committee meets the definition of an “Independent Director” under the applicable listing rules of the Nasdaq and the rules and regulations of the SEC. The Board has also determined that Mr. Sassine qualifies as an “audit committee financial expert” under the rules and regulations of the SEC.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to our named executive officers for services rendered during the fiscal years noted below.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation ($)	Total ($)
Michael Klein (4)	2019	400,000	—	—	—	—	400,000
Chief Executive Officer	2018	14,423	—	1,617,848	—	1,236	1,633,507

Jonathan Go	2019	299,077	—	45,250	—	26,769	371,096
Chief Technology Officer	2018	285,000	—	—	—	28,027	313,027

Stacey Stevens	2019	318,500		44,250	—	32,800	395,550
President	2018	305,000	95,150	—	—	32,600	400,000

(1)

The amounts included in the “Stock Awards” column represent the grant date fair value of the restricted stock awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(2)

The amounts included in the “Option Awards” column represent the grant date fair value of the stock option awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(3)

In March 2020, the Compensation Committee reviewed the performance of the Company and its officers relative to predetermined goals established by the Compensation Committee under the 2019 Plan (described below) and determined that such goals had been met. However, due to COVID-related disruptions, bonus payments under the 2019 Plan have not yet been approved or allocated.

(4)

On April 17, 2020, the Board and Mr. Klein agreed that in lieu of the cash compensation for base salary due to Mr. Klein pursuant to his employment agreement for the period from April 13, 2020 until June 30, 2020, Mr. Klein would be issued options to purchase up to 20,125 shares of the Company’s common stock, at a purchase price of $8.96 per share, exercisable commencing on June 30, 2020 and expiring on June 30, 2030.

Narrative Disclosure to Summary Compensation Table

Executive Compensation Philosophy and Objectives

The Compensation Committee’s executive compensation objectives are to attract and retain highly qualified individuals with a demonstrated record of achievement; reward past performance; provide incentives for future performance; and align the interests of the named executive officers with the interests of the stockholders. In order to accomplish this objective, we offer a competitive total compensation package that consists of base salary; annual non-equity incentive compensation opportunities; long-term incentives in the form of equity awards; and employee benefits.

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

✓  Solicit stockholder input and incorporate feedback into decision-making process

✓  Use a “double-trigger” for accelerated equity vesting upon a change in control for current named executive officers

✓  Clawback policy for executive officers

✓  Stock ownership guidelines for executive officers and non-employee directors

✓  Insider trading policy prohibits directors, senior executives and other employees from trading in Company stock during blackout periods and while in possession of material non-public information.

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

Role of our Chief Executive Officer. Our Chief Executive Officer annually makes recommendations to the Compensation Committee regarding base salary, non-equity incentive plan compensation and equity awards for himself and the other named executive officers. Such recommendations are considered by the Compensation Committee; however, the Compensation Committee retains full discretion and authority over the final compensation decisions for the named executive officers, subject to approval by the Board.

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

During 2019, the Compensation Committee engaged Pearl Meyer & Partners, or Pearl Meyer, an independent compensation consultant, for general executive compensation support. In preparation for 2019 executive compensation determinations, Pearl Meyer updated the group of peer companies used to benchmark executive compensation and identify market pay practices. Pearl Meyer developed the peer group so that the group, in aggregate, reflected the Company’s industry, size (revenue and market capitalization) and operating profile (margins and employee base). Pearl Meyer also assisted with benchmarking non-employee director compensation, planning for our stock pool refresh proposal, and developing and enhancing our proxy disclosures.

Annual Bonus (Non-Equity Incentive Compensation)

Annually, the Compensation Committee establishes a non-equity incentive compensation plan as a tool to incentivize the named executive officers to achieve certain Company goals for the forthcoming fiscal year. In 2019, the Compensation Committee established a non-equity incentive compensation plan for 2019, or the 2019 Plan, intended to incentivize the named executive officers to achieve corporate goals and targets. Under the 2019 Plan, upon the Company achieving pre-determined revenue and adjusted EBITDA targets, or Targets, each named executive officer is entitled to receive the percentage of their target bonus amount, which is 50% based on the Targets and 50% based on personal performance targets for each named executive officer. The 2019 Plan allows bonus payments that can exceed 100% of each named executive officer’s target bonus amount if performance targets are exceeded by pre-determined amounts and in the discretion of the Compensation Committee and the Board.

The Compensation Committee allocated up to $299,000 for payment of bonuses to the named executive officers other than the Chief Executive Officer, and up to $112,500 for the Chief Executive Officer. The 2019 Plan also provides for the payment of performance-based bonuses to employees of the Company other than the named executive officers. Subject to certain conditions, including the Company maintaining a cash balance above an agreed-upon level, the bonus pool for executive and non-executive employees may be increased to $1.15 million, in the discretion of the Compensation Committee and the Board. In addition, the Board may exercise its discretion to reduce any amounts that might be payable to one or all officers.

In March 2020, the Compensation Committee reviewed the Company’s actual performance relative to the Targets, determined that the Targets had been met, and recommended to the Board the payment of bonuses under the 2019 Plan. Due to COVID-related disruptions, however, bonus payments under the 2019 Plan have not yet been approved or allocated by the Board.

2019 Director Compensation Table*

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Stock Awards ($)	Total ($)
Dr. Rakesh Patel	12,024	—	—	12,024
Andy Sassine	30,978	21,750	—	52,729
Susan Wood	12,636	—	—	12,636
Nathaniel Dalton	—	—	—	—

1)

The amounts included in the “Option Awards” column represents the grant date fair value of the stock option awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 6 to our Consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2019.

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

For fiscal 2019, annual cash compensation for non-employee directors was $40,000 and $74,285 for the chairman of the board. Additional retainers for each non-employee director who served on one or more board committees in 2019 were as follows:

	Member	Chair
Audit Committee	$9,500	$19,000
Compensation Committee	$7,000	$14,000
Nominating and Governance Committee	$4,500	$9,000
Strategy Committee	$1,250	$2,500

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

Such restricted stock is fully vested and such stock options are fully exercisable at the time of grant. For 2019, all directors elected to receive their compensation in the form of stock options.

Newly appointed non-employee directors receive a one-time initial award of stock options to purchase 40,000 shares of our common stock, which vest in four equal quarterly installments through the first anniversary of the date of grant. Continuing directors receive an annual award of stock options to purchase 30,000 shares of our common stock, which also vest in four equal quarterly installments through the first anniversary of the date of grant.

Outstanding Equity Awards at December 31, 2019

The following table sets forth information regarding unexercised options and unvested stock awards outstanding at December 31, 2019 for each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Michael Klein	373,205	(1)	186,604	2.89	11/16/2028

Stacey Stevens	10,000			5.10	7/8/2021	18,333	142,447
	6,667			2.90	2/7/2022	14,584	113,318
	40,000			2.27	9/25/2022		—
	20,000			6.68	6/19/2024
	25,000		25,000	9.00	2/5/2025

Jonathan Go	20,000			5.75	3/29/2021	10,000	77,700
	30,000			3.15	11/10/2021
	20,000			2.90	2/7/2022
	45,000			2.27	9/25/2022
	10,000			6.68	6/19/2024
	12,500			9.00	2/5/2025
	25,000		25,000	4.37	1/15/2029

(1)	The options vest 1/12th per quarter (46,651 shares per quarter) in the first year and 1/6th per quarter (93,302 shares per quarter) in the second year commencing on the date of grant.
(2)

Represents outstanding and unvested awards of time-vested restricted stock at December 31, 2019. All unvested restricted stock awards set forth in this column vest in three equal annual installments with the first installment vesting on the first anniversary of the date of grant.

The Company has deferred settlement of certain of Ms. Stevens’ restricted shares that vested in 2020.

(3)	Calculated by multiplying the closing price per share of the Company’s Common Stock on December 31, 2019, $7.77, by the number of shares subject to the award.

Employment Agreements and Severance and Change in Control Agreements

The Company is in the process of preparing and negotiating new employment agreements with each of its current executive officers. A summary of the current employment agreements appears below.

Mr. Michael Klein, our Executive Chairman and Chief Executive Officer

On January 13, 2020 the Company entered into an employment agreement with Mr. Klein to serve as Executive Chairman and Chief Executive Officer of the Company. Pursuant to the agreement, Mr. Klein serves as Chief Executive Officer and his compensation consists of an annual base salary of $400,000, and a target annual incentive bonus of 65% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee.

Mr. Klein is also entitled to customary benefits, including participation in employee benefit plans as well as a monthly automobile allowance. Mr. Klein’s employment agreement provides that if his employment is terminated without “cause” or if he terminates his employment for “good reason” (as such terms are defined in Mr. Klein’s employment agreement), in each case while he serves as Chief Executive Officer, then: (i) he will continue to receive an amount equal to his base salary for the 15 month period from the date of his termination; (ii) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination; and (iii) he will receive continued health benefits for 15 months.

In the event that within six months of a “change in control,” Mr. Klein’s employment is terminated by the Company without “cause,” then: (i) he will continue to receive an amount equal to his base salary for the period of 24 months from the date of his termination; (ii) he will receive the pro rata portion of his incentive bonus, if any, earned for the fiscal year of his termination; and (iii) all unvested stock options and other equity awards granted by the Company will immediately vest and become exercisable and will remain exercisable for not less than 180 days thereafter.

Ms. Stacey Stevens, our President

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

On March 12, 2019, the Company’s Board elected Ms. Stevens to serve as President. In connection with Ms. Stevens’ election to President, the Board approved (i) an annual base salary increase to $323,000 from $305,000, and (ii) an increase in target bonus to 45% of annual base salary, from 40% of annual base salary.

In October 2015, the Company and Ms. Stevens entered into a Change of Control Bonus Agreement, or the Bonus Agreement. The Bonus Agreement provides that upon a “change of control” of the Company, Ms. Stevens will be entitled to a cash bonus. A “change of control” is defined to mean a sale of all or substantially all of the assets of the Company or the acquisition of more than 50% of the outstanding equity or ownership interests by any one person or group of persons. The amount of the bonus will be based upon the product of (i) the number of shares of the Company’s outstanding equity interest as of the closing of the transaction resulting in a change of control multiplied by (ii) the price of one such interest as of such closing as reported on the principal stock exchange on which such equity interests are traded. If such amount is greater than $100 million, but does not exceed $150 million, the Company will pay Ms. Stevens 0.50% of such amount. In the event such amount exceeds $150 million, the Company will pay Ms. Stevens 0.75% of such amount. The Bonus Agreement terminates upon the earliest of (i) payment of a change of control bonus, (ii) Ms. Stevens’ termination of employment prior to a change of control, or (iii) by mutual agreement of the Company and Ms. Stevens. No benefits will be paid for such bonus if Ms. Stevens incurs a separation from service with the Company for any reason, subject to certain exceptions, at any time prior to a change of control.

The Bonus Agreement also amends the provisions of Ms. Stevens’ employment agreement related to Section 280G of the Internal Revenue Code, or the Code. It provides that the Company will pay Ms. Stevens the greater of (i) all of the payments and benefits payable under the Bonus Agreement and all other agreements between the Company and Ms. Stevens as a result of a change in ownership or control or (ii) one dollar less than the amount of such payments and benefits that would subject Ms. Stevens to the tax imposed by Section 4999 of the Code, whichever gives Ms. Stevens the highest net after-tax amount.

Mr. Jonathan Go, our Chief Technology Officer

On November 6, 2019 we entered into an employment agreement with Mr. Go. Pursuant to the agreement, Mr. Go serves as Chief Technology Officer and his compensation consists of an annual base salary of $300,000, a non-bonus eligible salary of $10,200, and a target annual incentive bonus of 40% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee.

Mr. Go is also entitled to customary benefits, including participation in employee benefit plans. Mr. Go’s employment agreement provides that if his employment is terminated without “cause” or if he terminates his employment for “good reason” (as such terms are defined in Mr. Go’s employment agreement), in each case while he serves as Chief Technology Officer, then: (i) he will continue to receive an amount equal to his base salary for the 12 month period from the date of his termination; (ii) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination; and (iii) he will receive continued health benefits for 12 months.

In the event that within 6 months of a “change in control” Mr. Go’s employment is terminated by the Company without “cause” while he serves as Chief Technology Officer, then (i) he will continue to receive an amount equal to his base salary for the period of 18 months from the date of his termination; (ii) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination, and (iii) all unvested stock options and other equity awards granted by the Company shall immediately vest and become exercisable and shall remain exercisable for not less than 180 days thereafter.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2020 by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) each of our executive officers and directors as a group. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 98 Spit Brook Road, Suite 100, Nashua, New Hampshire 03062.

Name of Beneficial Owner	Beneficially Owned (1)(2)(3)	Percentage of Class
Michael Klein	399,538	1.8%
Nathaniel Dalton	187,047	*
Dr. Rakesh Patel	161,564	*
Andy Sassine	1,452,928	6.8%
Dr. Susan Wood	81,979	*
Stacey Stevens	292,982	1.4%
Jonathan Go	267,268	1.2%
All current executive officers and directors as a group (8 persons)	2,939,385	13.83%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2020, upon (i) the exercise of options; (ii) vesting of restricted stock; (iii) warrants or rights; (iv) through the conversion of a security; (v) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (vi) pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 31, 2020, have been exercised. The table excludes the following stock options granted in April, 2020:

Name of Beneficial Owner	Options
Michael Klein	20,125
Dr. Rakesh Patel	5,864
Andrew Sassine	5,448
Dr. Susan Wood	5,656
Nathaniel Dalton	2,623

(2)	Unless otherwise noted, we believe that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

(3)	Includes exercisable options to purchase shares of common stock as follows:

Name of Beneficial Owner	Exercisable Options
Michael Klein	373,206
Dr. Rakesh Patel	99,347
Andrew Sassine	78,046
Dr. Susan Wood	79,345
Stacey Stevens	110,001
Jonathan Go	145,833
Nathaniel Dalton	10,000

Equity Compensation Plans

The following information is provided as of December 31, 2019 with respect to our equity compensation plans:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,550,662	$4.33	932,546
Equity compensation plans not approved by security holders	—	—	—

Total	1,550,662	—	932,546

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Review, Approval or Ratification of Transactions with Related Persons

We have adopted written policies and procedures for transactions with related persons. The charter of our Audit Committee, or Charter, requires that the Audit Committee review and approve or disapprove the entry by us into transactions, arrangements and relationships where the aggregate amount involved could reasonably be expected to exceed $120,000 in any calendar year and in which a related person has a direct or indirect interest. A related person is (i) any of our directors, nominees for director or executive officers, (ii) any immediate family member of any of our directors, nominees for director or executive officers, and (iii) any person, and his or her immediate family members, or entity, including affiliates, that was a beneficial owner of 5% or more of any of our outstanding equity securities at the time the transaction occurred or existed.

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

Director Independence

The Board has determined all of its members other than Mr. Klein meet the director independence requirements under the applicable listing rules of the Nasdaq Capital Market and the rules and regulations of the SEC.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees for professional services rendered for the Company by BDO, its independent registered public accounting firm, as of or for the fiscal years ended December 31, 2019 and 2018 were:

	Fiscal Year Ended
Services Rendered(1)	December 31, 2019	December 31, 2018
Audit Fees	$413,595	$387,485
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$413,595	$387,485

(1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years.

Audit fees for the fiscal years ended December 31, 2019 and 2018 relate to professional services rendered for the audits of our financial statements, quarterly reviews, issuance of consents, and assistance with review of documents filed with the SEC.

The Charter provides that one of the Audit Committee’s responsibilities is pre-approval of all audit, audit related, tax services and other services performed by our independent registered public accounting firm. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the Company’s independent registered public accounting firm is engaged to perform it. The Audit Committee pre-approves proposed services and fee estimates for these services. The Audit Committee chairperson or his or her designee has been designated by the Audit Committee to pre-approve any services arising during the year that were not pre-approved by the Audit Committee. Services pre-approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee pre-approved all of the audit services provided by BDO to us during the fiscal years ended December 31, 2019 and 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

iii.	Exhibits – the following documents are filed as exhibits to this Annual Report on Form 10-K:

10(a)	Employment Agreement between the Company and Michael Klein dated January 13, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2020). *

10(b)	Equity Distribution Agreement, dated March 30, 2020, between the Company and JMP Securities LLC (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K filed with the SEC on March 31, 2020).

10(c)	Loan and Security Agreement, dated March 30, 2020, between the Company, Western Alliance Bank, Xoft, Inc. and Xoft Solutions LLC (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed with the SEC on March 31, 2020).)***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

*	Denotes a management compensation plan or arrangement.

**	Filed herewith

***

Portions of this exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCAD, Inc.

Date: April 29, 2020	By:	/s/ Michael Klein
Michael Klein
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: April 29, 2020	By:	/s/ R. Scott Areglado
R. Scott Areglado
Chief Financial Officer (Principal Financial and Accounting Officer)