Form 10-Q
period 2020-03-31
ICAD INC
filed 2020-05-11
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of the close of business on May 1, 2020 there were 22,853,545 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands except for share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$14,256	$15,313
Trade accounts receivable, net of allowance for doubtful accounts of $255 in 2020 and $136 in 2019	7,090	9,819
Inventory, net	2,462	2,611
Prepaid expenses and other current assets	1,497	1,453

Total current assets	25,305	29,196

Property and equipment, net of accumulated depreciation of $6,580 in 2020 and $6,510 in 2019	636	551
Operating lease assets	2,322	2,406
Other assets	93	50
Intangible assets, net of accumulated amortization of $8,263 in 2020 and $8,186 in 2019	1,107	1,183
Goodwill	8,362	8,362

Total assets	$37,825	$41,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,674	$1,990
Accrued and other expenses	6,100	6,590
Notes payable - current portion	—	4,250
Lease payable - current portion	809	758
Deferred revenue	5,259	5,248

Total current liabilities	13,842	18,836

Lease payable, long-term portion	1,707	1,837
Notes payable, long-term portion	6,957	2,003
Convertible debentures payable to non-related parties, at fair value	—	12,409
Convertible debentures payable to related parties, at fair value	—	1,233
Deferred revenue, long-term portion	232	356
Deferred tax	4	3

Total liabilities	22,742	36,677

Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 21,425,916 in 2020 and 19,546,151 in 2019 outstanding 21,240,085 in 2020 and 19,360,320 in 2019.	215	195
Additional paid-in capital	252,419	230,615
Accumulated deficit	(236,136)	(224,324)
Treasury stock at cost, 185,831 shares in 2020 and 2019	(1,415)	(1,415)

Total stockholders’ equity	15,083	5,071

Total liabilities and stockholders’ equity	$37,825	$41,748

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except for per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Products	$3,795	$3,822
Service and supplies	2,756	2,951

Total revenue	6,551	6,773
Cost of revenue:
Products	1,017	680
Service and supplies	927	717
Amortization and depreciation	97	94

Total cost of revenue	2,041	1,491

Gross profit	4,510	5,282

Operating expenses:
Engineering and product development	2,211	2,127
Marketing and sales	3,608	2,573
General and administrative	2,532	1,546
Amortization and depreciation	52	70

Total operating expenses	8,403	6,316

Loss from operations	(3,893)	(1,034)
Interest expense	(130)	(209)
Other income	42	59
Loss on extinguishment of debt	(341)	—
Loss on fair value of convertible debentures	(7,464)	(2,525)

Other expense, net	(7,893)	(2,675)
Loss before income tax expense	(11,786)	(3,709)

Tax expense	(26)	(8)

Net loss and comprehensive loss	$(11,812)	$(3,717)

Net loss per share:
Basic	$(0.59)	$(0.22)

Diluted	$(0.59)	$(0.22)

Weighted average number of shares used in computing loss per share:
Basic	20,175	17,200

Diluted	20,175	17,200

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31
	2020	2019
	(in thousands)
Cash flow from operating activities:
Net loss	$(11,812)	$(3,717)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	79	95
Depreciation	70	69
Bad debt provision	119	—
Stock-based compensation expense	464	212
Amortization of debt discount and debt costs	40	39
Loss on extinguishment of debt	341	—
Deferred tax expense	1	—
Change in fair value of convertible debentures	7,464	2,525
Changes in operating assets and liabilities:
Accounts receivable	2,610	(984)
Inventory	149	(403)
Prepaid and other current assets	(72)	(347)
Accounts payable	(317)	330
Accrued expenses	(439)	414
Deferred revenue	(113)	(46)

Total adjustments	10,396	1,904

Net cash used for operating activities	(1,416)	(1,813)

Cash flow from investing activities:
Additions to patents, technology and other	(1)	(1)
Additions to property and equipment	(155)	(28)

Net cash used for investing activities	(156)	(29)

Cash flow from financing activities:
Stock option exercises	196	1,175
Principal payments of capital lease obligations	—	(3)
Principal repayment of debt financing	(4,638)	(200)
Repayment of line of credit	(2,000)	—
Proceeds from debt financing	7,000	—
Debt issuance costs	(43)	—

Net cash provided by financing activities	515	972

Decrease in cash and equivalents	(1,057)	(870)
Cash and equivalents, beginning of period	15,313	12,185

Cash and equivalents, end of period	$14,256	$11,315

Supplemental disclosure of cash flow information:
Interest paid	$122	$82

Taxes paid	$26	$8

Issuance of stock upon conversion of debentures	21,164	—

Right-of-use assets obtained in exchange for new operating lease liabilities	$69	$907

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity Quarter Ended March 31, 2020

(In thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2019	19,546,151	$196	$230,616	$(224,325)	$(1,415)	$5,071
Issuance of common stock relative to vesting of restricted stock	23,500	—	—	—	—	—
Issuance of common stock pursuant to stock option plans	36,799	1	195	—	—	196
Issuance of stock for Debentures	1,819,466	18	21,146	—	—	21,164
Stock-based compensation			464			464
Net loss	—	—	—	(11,812)	—	(11,812)

Balance at March 31, 2020	21,425,916	$215	$252,421	$(236,137)	$(1,415)	$15,083

Consolidated Statements of Stockholders’ Equity Quarter Ended March 31, 2019

(In thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2018	17,066,510	$171	$218,914	$(210,774)	$(1,415)	$6,896
Issuance of common stock relative to vesting of restricted stock	66,334	1	(1)	—	—	—
Issuance of common stock pursuant to stock option plans	367,421	3	1,172	—	—	1,175
Stock-based compensation	—	—	212	—	—	212
Net loss	—	—	—	(3,717)	—	(3,717)

Balance at March 31, 2019	17,500,265	$175	$220,297	$(214,491)	$(1,415)	$4,566

Note 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2020, the results of operations of the Company for the three- month period ended March 31, 2020 and 2019, and cash flows of the Company for the three-month period ended March 31, 2020 and 2019.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 11, 2020. The results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future period.

Segments

The Company reports the results of two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of advanced image analysis and workflow products. The Therapy segment consists of radiation therapy (“Axxent”) products.

Risk and Uncertainty

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our continuing operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Accessing capital may be impacted by the fact that there is a minimum revenue covenant contained in the Company’s Loan and Security Agreement with Western Alliance Bank (see note 4 (b) for details) that could be impacted by the COVID 19 pandemic. If at any point the Company is not in compliance with such covenant and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan and Security Agreement, which could result in acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. The Company believes even if that event of default were to occur, the Company’s current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand, which now includes an additional estimated $12.2 million the Company received following the sale of 1,562,500 shares of the Company’s common stock at $8.00 per share, pursuant to a registered direct offering which closed on April 27, 2020.

Our results for the quarter ending March 31, 2020 reflect a negative impact from, among other things, the COVID-19 pandemic as shipping, logistics, acceptance and installation and training have been delayed and ordering patterns disrupted. Although we do not provide guidance to investors relating to our future results of operations, we expect that our results for the quarter ending June 30, 2020, and possibly future quarters, will reflect a negative impact from the COVID-19 pandemic for similar reasons. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain.

The Company’s exposure to trade accounts receivable losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant trade account receivable losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as hospitals’ cash flows are impacted by their response to the COVID-19 pandemic.

Recently Adopted Accounting Pronouncements

There are no significant recently adopted accounting pronouncements. For a full list of the Company’s response to all recent accounting pronouncements please refer to Note 13 below.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these goods or services and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.

Disaggregation of Revenue

The following tables presents our revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel, reconciled to our reportable segments (in thousands).

	Three months ended March 31, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,100	$1,346	$4,446
Service contracts	1,347	347	1,694
Supply and source usage agreements	—	371	371
Professional services	—	11	11
Other	29	—	29

	$4,476	$2,075	$6,551

Timing of Revenue Recognition
Goods transferred at a point in time	$3,129	$1,383	$4,512
Services transferred over time	1,347	692	2,039

	$4,476	$2,075	$6,551

Sales Channels
Direct sales force	$2,172	$1,469	$3,641
OEM partners	2,304	—	2,304
Channel partners	—	606	606

	$4,476	$2,075	$6,551

	Three months ended March 31, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,790	$1,519	$4,309
Service contracts	1,322	516	1,838
Supply and source usage agreements	—	537	537
Professional services	—	33	33
Other	56	—	56

	$4,168	$2,605	$6,773

Timing of Revenue Recognition
Goods transferred at a point in time	$2,790	$1,632	$4,422
Services transferred over time	1,378	973	2,351

	$4,168	$2,605	$6,773

Sales Channels
Direct sales force	$2,057	$1,812	$3,869
OEM partners	2,111	—	2,111
Channel partners	—	793	793

	$4,168	$2,605	$6,773

Products. Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators (including disposable applicators) and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

Service Contracts. The Company sells service contracts in which it provides professional services including product installations, maintenance, training, and service repairs, and in certain cases leases equipment, to hospitals, imaging centers, radiology practices, radiation oncologists and treatment centers. These represent separate performance obligations to the Company. The Company allocates revenue to each performance obligation based on the Standalone Selling Price (“SSP”). Upon the Company’s adoption of ASC 842 effective January 1, 2019, the lease components of the Company’s service contracts are no longer being separately accounted for under the lease guidance. As the lease component is not considered the predominant component of these service contracts, the Company is accounting for the whole contract under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Prior to the adoption of ASC 842, the Company accounted for the lease components of these arrangements in accordance with ASC 840 and the remaining consideration was allocated to the other performance obligations identified in accordance with ASC 606. The consideration allocated to the lease component was recognized as lease revenue on a straight-line basis over the specified term of the agreement, as this is consistent with how the service is consumed. Revenue for the non-lease components, or the entire arrangement when accounted for under ASC 606, is recognized on a straight-line basis over the term of the agreement. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.

Supply and Source Usage Agreements. Revenue from supply and source usage agreements is recognized on a straight-line basis over the term of the supply or source usage agreement. These agreements represent a separate performance obligation to the Company. The Company allocates revenue to each performance obligation based on the SSP.

Professional Services. Revenue from fixed fee service contracts is recognized on a straight-line basis over the term of the agreement. Revenue from professional service contracts entered into with customers on a time and materials basis is recognized over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract.

Other. Other revenue consists primarily of miscellaneous products and services. The Company transfers control and recognizes a sale when the installation services are performed or when the product is shipped from the manufacturing or warehousing facility to the customer.

Contract Balances

Contract liabilities are a component of deferred revenue, and contract assets are a component of prepaid and other current assets. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands).

Contract balances

Balance at
March 31, 2020
Receivables, which are included in ‘Trade accounts receivable’	$7,090
Contract assets, which are included in “Prepaid and other current assets”	14
Contract liabilities, which are included in “Deferred revenue”	5,491

Timing of revenue recognition may differ from timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to receipt of cash payment and the Company has the unconditional right to such consideration, or unearned revenue when cash payments are received or due in advance of performance. For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual service period.

The Company’s accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $7.1 million and $9.8 million as of March 31, 2020 and December 31, 2019, respectively.

The Company will record a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company has classified the contract asset balance as a component of prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019. The contract asset balance was $14,000 as of March 31, 2020 and December 31, 2019.

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

The balance of deferred revenue at March 31, 2020 and December 31, 2019 is as follows (in thousands):

Contract liabilities

	March 31, 2020	December 31, 2019
Short term	$5,259	$5,248
Long term	232	356

Total	$5,491	$5,604

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Three Months Ended
March 31, 2020
Balance at beginning of period	$5,604
Deferral of revenue	2,226
Recognition of deferred revenue	(2,339)

Balance at end of period	$5,491

We expect to recognize approximately $4.8 million of the deferred amount in 2020, $0.5 million in 2021, and $0.2 million thereafter.

Note 2 – Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(11,812)	$(3,717)

Shares used in the calculation of basic and diluted net loss per share	20,175	17,200

Diluted shares used in the calculation of net loss per share	20,175	17,200

Net loss per share - basic and diluted	$(0.59)	$(0.22)

The shares of the Company’s common stock issuable upon the exercise of convertible securities, stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended
	March 31,
	2020	2019
Stock options	1,747,363	1,548,818
Restricted stock	74,492	270,064
Convertible Debentures	—	1,742,500

Stock options and restricted stock	1,821,855	3,561,382

Note 3 – Inventory

Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. Inventories consisted of the following (in thousands) and include an inventory reserve of approximately $0.3 million and $.5 million as of March 31, 2020 and December 31, 2019, respectively.

	as of March 31, 2020	as of December 31, 2019
Raw materials	$1,502	$1,572
Work in process	97	39
Finished Goods	1,147	1,469

Inventory Gross	2,746	3,080
Inventory Reserve	(284)	(469)

Inventory Net	$2,462	$2,611

Note 4 – Financing Arrangements

(a) Loan and Security Agreement – Silicon Valley Bank

On August 7, 2017, the Company entered into a Loan and Security Agreement, which has since been modified, most recently by the Fifth Loan Modification Agreement dated as of November 1, 2019 (as amended, the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) that provided an initial term loan facility of $6.0 million and a $4.0 million revolving line of credit.

On March 30, 2020, the Company elected to repay all outstanding obligations (including accrued interest) and retire the SVB Loan Agreement. The Company accounted for this repayment and retirement as an extinguishment of the SVB Loan Agreement. In addition to the outstanding principal and accrued interest, the Company was required to pay the $510,000 final payment (of which approximately $325,000 was accrued through March 31, 2020), a termination fee of $114,000 and other costs totaling $10,000. The Company also wrote off any unamortized original closing costs as of the extinguishment date. The Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the SVB Loan Agreement. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, $114,000 termination fee, and $42,000 for the unamortized and other closing costs.

(b) Loan and Security Agreement – Western Alliance Bank

On March 30, 2020 the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank (the “Bank”) that provided an initial term loan (“Term Loan”) facility of $7.0 million and a $5.0 million revolving line of credit.

The Loan Agreement includes certain financial covenants tied to minimum revenue and maximum net loss. The Company was compliant with such covenants as of March 31, 2020. Subsequent to March 31, 2020 the Company, in accordance with the Loan Agreement, triggered the equity event that relieved the covenant related to maximum net loss, leaving only the minimum revenue requirement. Although the Company is no longer subject to the loan covenant tied to net loss, with the COVID-19 pandemic affecting the world economy, the Company cannot assure that it will be able to continue to satisfy the minimum revenue covenant. If at any point the Company is not in compliance with the covenant and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. The Company was required, historically, to seek modifications from its prior lender to avoid non-compliance with its earlier covenants.

Interest in arrears on the Term Loan will begin to be repaid on April 1, 2020 and continues the first of each successive month thereafter until the principal repayment starts. Commencing on the principal repayment date on of September 1, 2021 (or March 1, 2022 if the Company achieves a specified revenue target for any trailing six month period prior to December 31, 2020) and continuing on the first day of each month thereafter, the Company shall make equal monthly payments of principal, together with applicable interest in arrears, to Bank. The interest rate is set at 1% above the Prime Rate. Prime Rate is defined in the Loan Agreement as the greater of four and a quarter percent (4.25%) or the Prime Rate published in the Money Rates section of the Western Edition of the Wall Street Journal.

The Company has the option to prepay all, but not less than all, of the Term Loan advanced by the Bank under the Loan Agreement. The Company prepayment is subject to payment of (1) all outstanding principal of the Term Loan plus accrued and unpaid interest thereon through the prepayment date, (2) the final payment ($122,500 or 1.75% of the original loan amount), (3) the prepayment fee (3% of principal balance if prepaid prior to first March 30, 2021, 2% if principal of prepaid after March 30, 2021 but before March 31, 2022, or 1% of principal if prepaid after March 30, 2022) plus (4) all other obligations that are due and payable, including Bank’s expenses and interest at the default rate with respect to any past due amounts.

The Company did not draw against its revolving line of credit as of March 31, 2020. The interest rate on such borrowings, if the Company were to take an advance, is three quarters percent (0.75%) above the Prime Rate as defined above.

Obligations to the Bank under the Loan Agreement are secured by a first priority security interest in the Company’s assets, except for certain permitted liens that have priority to the Bank’s security interest by operation of law.

In connection with the Loan Agreement, the Company incurred approximately $43,000 of closing costs as of March 31, 2020. The closing costs have been deduced from the carrying value of the debt and will be amortized through March 30, 2022, the maturity date of the Term Loan.

The maturity of the revolving loan is March 30, 2022.

(c) Convertible Debentures

On December 20, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited investors, including, but not limited to, all directors and executive officers of the Company at the time (the “Investors”), pursuant to which the Investors purchased unsecured subordinated convertible debentures (the “Convertible Debentures”) with an aggregate principal amount of approximately $7.0 million in a private placement.

On February 21, 2020 (the “Conversion Date”), the conditions permitting a forced conversion were met, and the Company elected to exercise its forced conversion right under the terms of the Convertible Debentures.

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

At any time prior to the maturity date, the Convertible Debentures were convertible into shares of the Company’s common stock at a conversion price of $4.00 per share, at an Investor’s option, subject to certain anti-dilution adjustments. Upon the satisfaction of certain conditions, the Company had the right to cause the Investors to convert all or part of the then outstanding principal amount of the Convertible Debentures (a “Forced Conversion”). In connection with such Forced Conversion, the Company was required to pay accrued but unpaid interest, an interest make-whole amount determined based on the timing of the Forced Conversion and interest payments made to that date, liquidated damages and other amounts owing to the Investors under the Convertible Debentures. The conversion price in both the optional conversion and Forced Conversion provisions were subject to adjustment due to certain ‘down-round’ dilutive issuances as well for typical anti-dilutive actions, such as stock splits and stock dividends.

The Convertible Debentures also included certain liquidated damages provisions, whereby the Company would have been required to compensate the Investors for certain contingent events, such as the failure to timely deliver conversion shares of common stock, failure to timely pay any accrued interest when due and failure to timely issue certain public reports.

Certain Investors in the Convertible Debentures included directors and employees of the Company. These related parties comprised approximately 9.6% of the principal value of the Convertible Debentures, or $670,000. The Convertible Debentures issued to the related parties had substantially the same rights and provisions as the unrelated third party investors, with the exception of certain terms where the related parties received less favorable terms than the unrelated third parties (such as with determination of the make-whole conversion rate, as defined in the SPA; or limits on the impact of potential ‘down-round’ adjustments to the conversion price).

On the Conversion Date, the required conditions were met, and the Company elected to exercise its forced conversion right under the terms of the Convertible Debentures. As a result of this election, all of the outstanding Convertible Debentures were converted, at a conversion price of $4.00 per share, into 1,742,500 shares of the Company’s common stock. In accordance with the make-whole provisions in the Debenture, the Company also issued an additional 76,966 shares of the Company’s common stock. The make-whole amount represented the total interest which would have accrued through the maturity date of the Convertible Debentures, less the amounts previously paid, totaling $697,000. The conversion prices related to the make-whole amount were dependent on whether the Investors were related parties or unrelated third parties.

Accounting Considerations and Fair Value Measurements Related to the Convertible Debentures

The Company had previously elected to make a one-time, irrevocable election to utilize the fair value option to account for the Convertible Debentures as a single hybrid instrument at its fair value, with changes in fair value from period to period being recorded either in current earnings, or as an element of other comprehensive income (loss), for the portion of the change in fair value determined to relate to the Company’s own credit risk. The Company believed that the election of the fair value option allowed for a more meaningful representation of the total fair value of its obligation under the Convertible Debentures and allowed for a better understanding of how changes in the external market environment and valuation assumptions impact such fair value.

As of the December 31, 2019 valuation and the prior measurement dates, the Company utilized a Monte Carlo simulation model to estimate the fair value of the Convertible Debentures. The simulation model was designed to capture the potential settlement features of the Convertible Debentures, in conjunction with simulated changes in the Company’s stock price and the probability of certain events occurring. The simulation utilized 100,000 trials or simulations to determine the estimated fair value.

The simulation utilized the assumptions that if the Company was able to exercise its Forced Conversion right (if the requirements to do so are met), that it would do so in 100% of such scenarios. Additionally, if an event of default occurred during the simulated trial (based on the Company’s probability of default), the Investors would opt to redeem the Convertible Debentures in 100% of such scenarios. If neither event occurs during a simulated trial, the simulation assumed that the Investor would hold the Convertible Debentures until the maturity date. The value of the cash flows associated with each potential settlement were discounted to present value in each trial based on either the risk-free rate (for an equity settlement) or the effective discount rate (for a redemption or cash settlement).

The Company also recorded a final adjustment to the Convertible Debentures based on their fair value on the Conversion Date, just prior to the forced conversion being completed. Given that the Company’s prior simulation model included the assumption that the Company would elect to force conversion in 100% of scenarios when the requirements were met, the final valuation was based on the actual results of the forced conversion. As such, the Company based the final fair value adjustment to the Convertible Debentures just prior to conversion on the number of shares of common stock that were issued to the Investors upon conversion and the fair value of the Company’s common stock as of the Conversion Date.

The Company notes that the key inputs to the valuation models that were utilized to estimate the fair value of the Convertible Debentures included:

	Input	December 31, 2019	February 21, 2019
	Company’s stock price	$7.77	$11.64
	Conversion price	4.00	4.00
	Remaining term (years)	1.97	0.00
	Equity volatility	49.00%	N/A
	Risk free rate	1.57%	N/A
[1]	Probabilty of default event	0.45%	N/A
[1]	Utilization of Forced Conversion (if available)	100.00%	100.00%
[1]	Exercise of Default Redemption (if available)	100.00%	N/A
[1]	Effective discount rate	18.52%	N/A

[1]	Represents a Level 3 unobservable input, as defined in Note 8—Fair Value Measurements, below.

The Company’s stock price was based on the closing stock price on the valuation date. The conversion price was based on the contractual conversion price included in the SPA.

The remaining term was determined based on the remaining time period to maturity of the Convertible Debentures, or remaining term under the expectation of the Company’s election of its forced conversion right.

The Company’s equity volatility estimate was based on the Company’s historical equity volatility, the Company’s implied and observed volatility of option pricing, and the historical equity and observed volatility of option pricing for a selection of public companies.

The risk-free rate was determined based on U.S. Treasury securities with similar terms.

The probability of the occurrence of a default event was based on Bloomberg’s 1-year estimate of default risk for the Company (extrapolated over the remaining term).

The utilization of the forced conversion right and the default redemption right was based on management’s best estimate of both features being exercised upon the occurrence of the related contingent events.

The effective discount rate utilized at the December 31, 2019 valuation date was based on yields on CCC-rated debt instruments with terms equivalent to the remaining term of the Convertible Debentures. The credit rating estimate was based on the implied credit rating determined at issuance and no changes were identified by the Company that would impact this assessment.

The fair value and principal value of the Convertible Debentures as of December 31, 2019 and the Conversion Date was as follows (in thousands):

Convertible Debentures	December 31, 2019	February 21, 2020
Fair value, in accordance with fair value option	$13,642	$21,164

Principal value outstanding	$6,970	$6,970

The Company recorded a loss from the change in fair value of the Convertible Debentures of approximately $7.5 million for period through the conversion date which are described in the additional fair value disclosures related to the Convertible Debentures in Note 8.

Upon the consummation of the Forced Conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity. The Convertible Debenture balance as of March 31, 2020 was $0.

(d) Principal and Interest Payments Related to Financing Arrangements

Future principal, interest payments, and final payment related to the Loan Agreement are as follows (in thousands):

Fiscal Year	Amount Due
2020	$281
2021	$1,238
2022	$2,875
2023	$2,735
2024	$1,004

Total	$8,133

The following amounts are included in interest expense in our consolidated statement of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash interest expense	$43	$82
Interest on convertible debentures	49	87
Accrual of notes payable final payment	31	32
Amortization of debt costs	7	7
Interest expense capital lease	—	1

Total interest expense	$130	$209

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

ASC 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and identified two lease modifications which are reflected in the table below showing the maturity of the Company’s lease liabilities as of March 31, 2020. This includes an extension of an operating lease for the facility leased by the Company in San Jose as well as some equipment. In addition, there were no impairment indicators identified during the quarter ended March 31, 2020 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10 Property Plant and Equipment (“ASC 360”).

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to not separate the accounting for lease components and non-lease components for real estate and equipment leases.

Required Disclosures under ASC 842

The Company has leases for office space and office equipment. The leases have remaining lease terms ranging from less than one year to three years and six months as of March 31, 2020.

The components of lease expense for the period are as follows (in thousands):

Lease Cost	Classification	Three Months Ended March 31, 2020
Operating lease cost	Operating expenses	$224
Finance lease costs
Amortization of leased assets	Amortization and depreciation	4
Interest on lease liabilities	Interest expense	1

Total		$229

Other information related to leases was as follows (in thousands)

Three Months Ended March 31, 2020
Cash paid for operating cash flows from operating leases	$216
Cash paid for operating cash flows from finance leases	1
Cash paid for financing cash flows from finance leases	4

As of March 31, 2020
Weighted-average remaining lease term of operating leases (in years)	2.89
Weighted-average remaining lease term of finance leases (in years)	1.00
Weighted-average discount rate for operating leases	5.6%
Weighted-average discount rate for finance leases	11.0%

Maturity of the Company’s lease liabilities as of March 31, 2020 was as follows (in thousands):

Three Months Ended March 31:	Operating Leases	Finance Leases	Total
2020	692	9	701
2021	920	—	920
2022	899	—	899
2023	211	—	211
2024	5	—	5

Total lease payments	2,727	9	2,736
Less: imputed interest	(219)	(1)	(220)

Total lease liabilities	2,508	8	2,516
Less: current portion of lease liabilities	(801)	(8)	(809)

Long-term lease liabilities	$1,707	$—	$1,707

Note 6 - Stock-Based Compensation

The Company granted options to purchase 48,285 and 196,737 shares of the Company’s stock during the three months ended March 31, 2020. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended March 31,
	2020	2019
Average risk-free interest rate	1.24%	2.38%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	50.2% to 64.0%	53.1% to 54.2%
Weighted average exercise price	$8.26	$4.35
Weighted average fair value	$3.19	$1.78
Remaining expense	$1,632	$1,579
Weighted average term	1.0	1.0

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$1	$1
Engineering and product development	54	87
Marketing and sales	58	59
General and administrative	351	65

	$464	$212

As of March 31, 2020, unrecognized compensation cost (in thousands) related to unvested options and unvested restricted stock and the weighted average term of such equity instruments is as follows:

Remaining expense	$1,632
Weighted average term	1.0

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date.

During the three-month period ended March 31, 2020, the Company did not grant any restricted stock with time-based vesting while granting 14,000 shares in the three-month period ended March 31, 2019.

The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	Three Months Ended March 31,
Aggregate intrinsic value	2020	2019
Stock options	$4,749	$2,273
Restricted stock	547	1,396

The Company issued 36,799 shares of common stock upon the exercise of outstanding stock options in the three-month period ended March 31, 2020. The Company received cash proceeds of approximately $0.2 million in the three-month period ended March 31, 2020. The intrinsic value of restricted shares that vested in the three months ended March 31, 2020 was $0.4 million.

Employee Stock Purchase Plan

In December 2019, the 2019 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors and approved by stockholders, effective January 1, 2020.

The ESPP provides for the issuance of up to 950,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The ESPP may be terminated or amended by the Board of Directors at any time. Certain amendments to the ESPP require stockholder approval.

Substantially all of the Company’s employees whose customary employment is for more than 20 hours a week are eligible to participate in the ESPP. Any employee who owns 5% or more of the voting power or value of the Company’s shares of common stock is not eligible to participate in the ESPP.

Any eligible employee can enroll in the ESPP as of the beginning of a respective quarterly accumulation period. Employees who participate in the ESPP may purchase shares by authorizing payroll deductions of up to 15% of their base compensation during an accumulation period. Unless the participating employee withdraws from participation, accumulated payroll deductions are used to purchase shares of common stock on the last business day of the accumulation period (the “Purchase Date”) at a price equal to 85% of the lower of the fair market value on (i) the Purchase Date or (ii) the first day of such accumulation period. Under applicable tax rules, no employee may purchase more than $25,000 worth of common stock, valued at the start of the purchase period, under the ESPP in any calendar year.

No shares had been issued under the ESPP as of March 31, 2020 and the company recorded approximately $34,000 of stock-based compensation expense pursuant to ESPP. The first accumulation period under the ESPP commenced on January 1, 2020 and was completed on March 31, 2020, and the related shares purchased by the participants were issued in April 2020. As of March 31, 2020, The Company recorded a liability of $151,000 related to employee withholdings, which was included as a component of accrued expenses and other current liabilities.

Note 7 - Commitments and Contingencies

Foreign Tax Claim

In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from the CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment to approximately $703,000, excluding interest and penalties. The CRA has the right to pursue the matter until July 2020. The Company believes that it is not liable for the re-assessment against CADx Medical and continues to defend its position. As the Company believes that the probability of a loss is remote, no accrual has been recorded for this matter as of March 31, 2020.

Other Commitments

The Company is obligated to pay approximately $5.9 million for firm purchase obligations to suppliers for future product and service deliverables.

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

Note 8 - Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable and convertible debentures. Due to their short-term nature and market rates of interest, the carrying amounts of the financial instruments (except the Convertible Debentures, which were measured at fair value in accordance with the fair value option election) approximated fair value as of February 21, 2020 and December 31, 2019.

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the Company’s money market accounts and convertible debentures.

The money market funds are included in cash and cash equivalents in the accompanying balance sheet and are considered a Level 1 measurement as they are valued at quoted market prices in active markets.

The Convertible Debentures were recorded as a separate component of the Company’s consolidated balance sheet and are considered a Level 3 measurement due to the utilization of significant unobservable inputs in their valuation. See Note 4(b) for a discussion of these fair value measurements.

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

Fair Value Measurements (000’s) as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,313	$—	$—	$15,313

Total Assets	$15,313	$—	$—	$15,313

Liabilities
Convertible debentures	$—	$—	$13,642	$13,642

Total Liabilities	$—	$—	$13,642	$13,642

Fair Value Measurements (000’s) as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$14,256	$—	$—	$14,256

Total Assets	$14,256	$—	$—	$14,256

Liabilities
Convertible debentures	$—	$—	$—	$—

Total Liabilities	$—	$—	$—	$—

The following sets forth a reconciliation of the changes in the fair value of the Convertible Debentures that were converted to equity during the period (in thousands):

Convertible Debenture
Balance, December 31, 2019	$13,642
Fair value adjustments	7,522
Conversion	(21,164)

Balance, March 31, 2020	$—

Note 9 - Income Taxes

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020. Although the Company is continuing to analyze the impact of the CARES Act on its business, the CARES Act did not have a material impact on our provision for income taxes for the three months ended March 31, 2020.

The Company recorded an income tax provision of $26,000 and $8,000 for the three-months ended March 31, 2020 and March 31, 2019, respectively. The Company had no material unrecognized tax benefits and a deferred tax liability of approximately $4,000 related to tax amortizable goodwill. No other adjustments were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2020.

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

The Company considered the goodwill impairment factors due to the uncertainty around the potential impact of the COVID-19 pandemic on the Company’s continuing operations and on the global economy as a whole. Under this consideration the Company performed scenario testing of the projections to the most recent impairment analysis performed as of October 1, 2019. The Company concluded that it did not have a triggering event or impairment indicators in the quarter ended March 31, 2020.

The Company would record an impairment charge when such assessment indicates that the fair value of a reporting unit was less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets.

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

The Company has two operating segments, Detection and Therapy, in its SEC filings.

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Consolidated reporting unit	Detection	Therapy	Total
Accumulated Goodwill	47,937	$—	$—	47,937
Accumulated impairment	(26,828)	—	—	(26,828)
Fair value allocation	(21,109)	7,663	13,446	—
Acquisition of DermEbx and Radion	—	—	6,154	6,154
Acquisition measurement period adjustments	—	—	116	116
Acquisition of VuComp	—	1,093	—	1,093
Sale of MRI assets	—	(394)		(394)
Impairment	—	—	(19,716)	(19,716)

Prior to December 31, 2018	—	8,362	—	8,362

Balance at December 31, 2018	$—	$8,362	$—	$8,362

Balance at December 31, 2019	$—	$8,362	$—	$8,362

Balance at March 31, 2020	$—	$8,362	$—	$8,362

Note 11 – Long-lived assets

The Company assesses long-lived assets for impairment if events and circumstances indicate it is more likely than not that the fair value of the asset group is less than the carrying value of the asset group.

There is no set interval or frequency for recoverability evaluation rather when to determine when, if at all, an asset (or asset group) is evaluated for recoverability is based on “events and circumstances.” The following factors are examples of events or changes in circumstances that indicate the carrying amount of an asset (asset group) may not be recoverable and thus is to be evaluated for recoverability.

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

The Company determined there were no triggering events in the quarter ended March 31, 2020.

If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount over the fair value of the asset (or asset group). The Company determined the “Asset Group” of the Company to be the assets of the Cancer Therapy segment and the Cancer Detection segment, which the Company considers to be the lowest level for which the identifiable cash flows were largely independent of the cash flows of other assets and liabilities.

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

The Detection segment consists of our advanced image analysis and workflow products, and the Therapy segment consists of our radiation therapy products, “Axxent,” and related services. The primary factors used by our CODM to allocate resources are based on revenues, gross profit, operating income, and earnings or loss before interest, taxes, depreciation, amortization, and other specific and non-recurring items of each segment. Included in segment operating income are stock compensation, amortization of technology and depreciation expense. There are no intersegment revenues.

The Company does not track assets by operating segment and our CODM does not use asset information by segment to allocate resources or make operating decisions.

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to US GAAP loss before income tax is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Segment revenues:
Detection	$4,476	$4,168
Therapy	2,075	2,605

Total Revenue	$6,551	$6,773

Segment gross profit:
Detection	$3,467	$3,467
Therapy	1,043	1,815

Segment gross profit	$4,510	$5,282

Segment operating income (loss):
Detection	$(346)	$302
Therapy	(1,006)	221

Segment operating income (loss)	$(1,352)	$523

General, administrative, depreciation and amortization expense	$(2,541)	$(1,557)
Interest expense	(130)	(209)
Other income	42	59
Loss on extinguishment of debt	(341)	—
Fair value of convertible debentures	(7,464)	(2,525)

Loss before income tax	$(11,786)	$(3,709)

Note 13 - Recent Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2020, the Company adopted ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements of ASC Topic 820. ASU 2018-13 is effective for Company for the fiscal year and interim periods therein beginning January 1, 2020. The Company notes that the adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. In November 2019, the FASB elected to defer the adoption date of ASU 2016-13 for public business entities that meet the definition of a smaller reporting company to fiscal years beginning after December 15, 2022. Early adoption of the guidance in ASU 2016-13 is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company for the fiscal year and interim periods therein beginning January 1, 2021. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 was issued because the London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact that the adoption of ASU 2020-04 will have on its consolidated financial statements.

Note 14 – Subsequent Events

On April 27, 2020, the Company issued 1,562,500 shares of common stock to several institutional investors at a price of $8.00 per share in a registered direct offering. The gross proceeds of the offering were approximately $12.5 million, and the Company received net proceeds of approximately $12.2 million. The Company intends to use the net proceeds for working capital and for other general corporate purposes, including for the conduct of post-market studies for the Company’s Xoft intra-operative radiation therapy (IORT) for glioblastoma and other brain cancers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to following; the impact of the COVID-19 pandemic on our business and the macro economy; uncertainty of future sales and expense levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, regulatory changes and requirements applicable to our products, product market acceptance, possible technological obsolescence of products, increased competition, integration of the acquired businesses, the impact of litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.

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

COVID-19 Impact

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our continuing operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the quarter ending March 31, 2020 reflect a negative impact from, among other things, the COVID-19 pandemic as shipping, logistics, acceptance and installation and training have been delayed and ordering patterns disrupted. Although we do not provide guidance to investors relating to our results of operations, we expect that our results for the quarter ending June 30, 2020, and possibly future quarters, will reflect a negative impact from the COVID-19 pandemic for similar reasons. With this impact happening so late in the three-month period ended March 31, 2020, the Company was unable to make significant changes to costs for the period. The Company has since taken steps to lower operating expenses and will continue to assess its cost structure while the COVID-19 pandemic is still impacting the Company. These steps include but are not limited to cutting non-essential travel, employee furloughs and terminations, and cutting most in person trade shows. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

On April 27, 2020, the Company issued 1,562,500 shares of common stock to several institutional investors at a price of $8.00 per share in a registered direct offering. The gross proceeds of the offering were approximately $12.5 million, and the Company received net proceeds of approximately $12.2 million. During the first quarter of fiscal 2020 the company also entered into an equity distribution agreement with JMP Securities to provide for an at- the-market offering program to provide additional potential liquidity through the sale of common stock having a value of up to $25.0 million. The Company did not make any sales under this equity distribution agreement in the period ended March 31, 2020. In light of the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, the Company believes the above events as well as the expected current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our working capital needs and other capital and liquidity requirements for at least the next 12 months.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and obsolescence, intangible assets, goodwill, income taxes, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation, the fair value of convertible notes, and evaluation of litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of January 1, 2019, we adopted accounting standards codification (“ASC”) Topic 842. Refer to Note 1 of this Form 10-Q for a discussion of the changes related to this adoption.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 11, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Other than as described herein, there have been no additional material changes to our critical accounting policies as discussed in our 2019 Annual Report on Form 10-K (the “2019 10-K”). For a comprehensive list of the Company’s critical accounting policies, reference should be made to the 2019 10-K.

Revenue: (in thousands)

	Three months ended March 31,
	2020	2019	Change	% Change
Detection revenue
Product revenue	$3,100	$2,790	$310	11.1%
Service and supplies revenue	1,376	1,378	(2)	(0.1)%

Subtotal	4,476	4,168	308	7.4%

Therapy revenue
Product revenue	695	1,032	(337)	(32.7)%
Service and supplies revenue	1,380	1,573	(193)	(12.3)%

Subtotal	2,075	2,605	(530)	(20.3)%

Total revenue	$6,551	$6,773	$(222)	(3.3)%

Total revenue decreased by approximately $0.2 million, or 3.3%, from $6.8 million for the three-months ended March 31, 2019 to $6.6 million for the three-months ended March 31, 2020. The decrease is due to a decrease in Therapy revenue of approximately $0.5 million offset by an increase in Detection revenue of $0.3 million.

Detection product revenue increased by approximately $0.3 million, or 11.1%, from $2.8 million for the three months ended March 31, 2019 to $3.1 million for the three-months ended March 31, 2020. The increase was due primarily to growth in direct customer revenue of $0.1 million and OEM customer revenue of $0.2 million, relating primarily to revenue from 3D imaging and density assessment products. Detection product revenue was impacted in the three months ended March 31, 2020 due to the COVID-19 pandemic. The Company observed a decrease in order volume in March 2020, which we believe may have been due to “stay-at-home orders” and uncertainty in the market, as patients refrained from procedures.

Detection service and supplies revenue remained relatively the same at $1.4 million in each of the three months ended March 31, 2019 and 2020. The Company did not see a significant impact of the COVID-19 pandemic on service revenue for the three months ended March 31, 2020, however the Company is not able to estimate the extent of the negative impact that the COVID-19 pandemic will have on future service revenues.

Therapy product revenue decreased by approximately $0.3 million, or 32.7%, from $1.0 million for the three months ended March 31, 2019 to $0.7 million for the three months ended March 31, 2020. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price. The Company was able to ship firm orders for Axxent systems for the three months ended March 31, 2020, however the Company is not able to anticipate the effect of the COVID-19 pandemic on future Axxent system sales.

Therapy service and supply revenue decreased by approximately $0.2 million, or 12.3%, from $1.6 million for the three-months ended March 31, 2019 to $1.4 million for the three months ended March 31, 2020. The Company did not see a significant impact from the COVID-19 pandemic on Therapy service and supply revenue for the three months ended March 31, 2020, however it is not able to estimate the extent of the negative impact that the COVID-19 pandemic will have on future service and supply revenues.

Cost of Revenue and Gross Profit: (in thousands)

	Three months ended March 31,
	2020	2019	Change	% Change
Products	$1,017	$680	$337	49.6%
Service and supplies	927	717	210	29.3%
Amortization and depreciation	97	94	3	3.2%

Total cost of revenue	$2,041	$1,491	$550	36.9%

Gross profit	$4,510	$5,282	$(772)	(14.6)%
Gross profit %	68.8%	78.0%

	Three months ended March 31,
	2020	2019	Change	% Change
Detection gross profit	$3,467	$3,467	$—	.0%
Therapy gross profit	1,043	1,815	(772)	(42.5%)

Gross profit	$4,510	$5,282	$(772)	(14.6%)

Gross profit %	68.8%	78.0%

Gross profit for the three months ended March 31, 2020 was $4.5 million, or 68.8%, of revenue, as compared to $5.3 million, or 78.0% of revenue, for the three months period ended March 31, 2019. The COVID-19 pandemic impacted order volumes of the Detection products in March 2020, resulting in a lower than expected gross profit in the segment. The Company had increased personnel and other fixed costs prior to the onset of the COVID-19 pandemic. Accordingly, gross profit was negatively impacted in both segments without the commensurate increase in revenue.

Cost of products increased by approximately $0.3 million, or 49.6%, from $0.7 million for the three months ended March 31, 2019 to $1.0 million for the three months ended March 31, 2020. Cost of product revenue as a percentage of product revenue was approximately 17.8% for the three months ended March 31, 2019 as compared to 26.8% for the three-months ended March 31, 2020. The increase is due primarily to increased costs for server hardware and increased personnel costs.

Cost of service and supplies increased by approximately $0.2 million, or 29.3%, from $0.7 million for the three months ended March 31, 2019 as compared to $0.9 million for the three months ended March 31, 2020. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 24.3% for the three months ended March 31, 2019 as compared to 33.6% for the three months ended March 31, 2020. The increase is due primarily to personnel and other fixed costs in costs of sales.

Amortization and depreciation expense remained consistent at approximately $0.1 million for the three months ended March 31, 2020 and 2019.

Operating Expenses: (in thousands)

	Three months ended March 31,
	2020	2019	Change	Change %
Operating expenses:
Engineering and product development	$2,211	$2,127	$84	3.9%
Marketing and sales	3,608	2,573	1,035	40.2%
General and administrative	2,532	1,546	986	63.8%
Amortization and depreciation	52	70	(18)	(25.7)%

Total operating expenses	$8,403	$6,316	$2,087	33.0%

Operating expenses increased by approximately $2.1 million, or 33.0%, from $6.3 million in the three months ended March 31, 2019 to $8.4 million in the three months ended March 31, 2020. The Company’s operating expenses continued to grow throughout 2019 and the Company had the same expectation for three months ended March 31, 2020 due to the expectation of increased sales orders, shipments, and overall revenue. Although the onset of the COVID-19 pandemic impacted revenue, due to its onset late in the three-month period ended March 31, 2020, the Company was unable to make significant changes to operating expenses for the period. The Company has since taken steps to lower operating expenses and will continue to assess its cost structure while the COVID-19 pandemic is still impacting the Company. These steps include but are not limited to cutting non-essential travel, employee furloughs and terminations, and cutting most in person trade shows.

Engineering and Product Development. Engineering and product development costs increased by $0.1 million, or 3.9%, from $2.1 million for the three months ended March 31, 2019 to $2.2 million for the three months ended March 31, 2020. Detection engineering and product development costs remained relatively constant at $1.4 million in both periods. Therapy engineering and product development costs increased $0.1 million, from $0.7 million in the three months ended March 31, 2019 to $0.8 million for the three months ended March 31, 2020. The increase was due primarily to increased personnel costs.

Marketing and Sales. Marketing and sales expenses increased by $1.0 million, or 40.2%, from $2.6 million in the three months ended March 31, 2019 to $3.6 million in the three months ended March 31, 2020. Detection marketing and sales expense increased by $0.7 million, or 40%, from $1.7 million in the three months ended March 31, 2019 to $2.4 million in the three months ended March 31, 2020. Therapy marketing and sales expense increased by $0.3 million, or 44.6%, from $0.9 million in the three months ended March 31, 2019 to $1.2 million in the three months ended March 31, 2020. The increase in both Detection and Therapy marketing and sales expense is due primarily to increased personnel costs and commissions as the Company has invested in additional commercial resources to help drive sales of the new Detection products.

General and Administrative. General and administrative expenses increased by $1.0 million, or 63.8%, from $1.5 million in the three months ended March 31, 2019 to $2.5 million for the three months ended March 31, 2020. The increase is due primarily to increases in stock compensation expense, legal and other costs associated with the conversion of the debentures, and personnel costs.

Amortization and Depreciation. Amortization and depreciation relates primarily to acquired intangible assets and depreciation of machinery and equipment. Amortization and depreciation decreased by $18,000, or 25.7%, from $70,000 for the three months ended March 31, 2019 to approximately $52,000 for the three months ended March 31, 2020.

Other Income and Expense: (in thousands)

	Three months ended March 31,
	2020	2019	Change	Change %
Interest expense	$(130)	$(209)	$79	(37.8)%
Loss on extinguishment of debt	$(341)	$—	$(341)	0.0%
Other income	42	59	(17)	(28.8)%
Loss on fair value of debentures	(7,464)	(2,525)	(4,939)	195.6%

	$(7,893)	$(2,675)	$(5,218)	195.1%

Tax expense	$(26)	$(8)	$(18)	225.0%

Interest expense. Interest expense decreased by approximately $0.1 million, or 37.8%, from $0.2 million for the three months ended March 31, 2019 to $0.1 million for the three months ended March 31, 2020. The decrease is due primarily to the interest on the Company’s loan with SVB.

Other income. Other income decreased by approximately $17,000, from $59,000 for the three months ended March 31, 2019 to $42,000 for the three months ended March 31, 2020. The increase resulted primarily from lower cash balances in interest-generating accounts and investments.

Loss on fair value of debentures. The Company recorded a loss of approximately $7.5 million in the three months ended March 31, 2020, which reflects an increase in the fair value of the unsecured subordinated convertible debentures issues in December 2018 (the “Convertible Debentures”) from $13.7 million at December 31, 2019 to $21.2 million as of February 21, 2020. Upon the consummation of the Forced Conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity. The Convertible Debenture balance as of March 31, 2020 was $0.

Loss on extinguishment of debt: The Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the SVB Loan Agreement. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, the $114,000 termination fee, $42,000 for the unamortized and other closing costs. There were no such costs in 2019.

Tax expense. Tax expense increased by approximately $18,000 from $8,000 for the three months ended March 31, 2019 to $26,000 for the three months ended March 31, 2020. Tax expense is due primarily to state non-income and franchise-based taxes.

Liquidity and Capital Resources

The Company’s cash on hand includes proceeds from the Loan Agreement entered into with Western Alliance Bank on March 31, 2020. The Company’s Loan Agreement includes certain financial covenants tied to minimum revenue and maximum net loss. The Company was compliant with such covenants as of March 31, 2020.

Subsequent to March 31, 2020 the Company, in accordance with the Loan Agreement, triggered the equity event that relieved the covenant related to maximum net loss, leaving only the minimum revenue requirement. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to maintain compliance with the minimum revenue covenant. If at any point the Company is not in compliance with the covenant and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date.

The Company believes even if that event of default were to occur, our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand, which now includes an additional estimated $12.2 million the Company received following the sale of 1,562,500 shares of the Company’s common stock at $8.00 per share, pursuant to a registered direct offering which closed on April 27, 2020. The Company also entered into an equity distribution agreement with JMP Securities to provide for an at-the-market offering program to provide additional potential liquidity through the sale of common stock having a value of up to $25.0 million. Our projected cash needs include planned capital expenditures, loan interest payments, lease commitments, and other long-term obligations. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.

As of March 31, 2020, the Company had current assets of $25.3 million including $14.3 million of cash and cash equivalents. Current liabilities are $13.9 million and working capital is $11.4 million. The ratio of current assets to current liabilities is 1.82:1.

	For the three months ended March 31,
	2020	2019
	(in thousands)
Net cash used for operating activities	$(1,416)	$(1,813)
Net cash used for investing activities	(156)	(29)
Net cash provided by financing activities	515	972

Decrease in cash and equivalents	$(1,057)	$(870)

Net cash used for operating activities for the three-month period ended March 31, 2020 was $1.4 million, compared to net cash used for operating activities of $1.8 million for the three-month period ended March 31, 2019. The cash used for operating activities for the three-month period ended March 31, 2020 resulted primarily from our net loss offset by working capital changes resulting from increases prepaid expenses and inventory, offset by increases in accounts payable, accrued expenses and notes and lease payable. We expect that cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts and the timing of other payments.

Net cash used for investing activities for the three-month period ended March 31, 2020 was $156,000 compared to $29,000 for the three-month period ended March 31, 2019. The cash used for investing activities for the three-month period ended March 31, 2020 was primarily for purchases of property and equipment.

Net cash provided by financing activities for the three-month period ended March 31, 2020 was $515,000 as compared to cash used for financing activities of $972,000 for the three-month period ended March 31, 2019. Cash provided by financing activities for the three-month period ended March 31, 2020 is due primarily to $7.0 million of cash provided from the new debt facility with the Bank, offset by approximately $4.6 million for the payment to SVB to pay off the term loan and $2.0 million to pay down the SVB line of credit. There was also $0.2 million of cash provided from exercises of options to purchase common stock. Cash used for financing activities for the three-month period ended March 31, 2019 is due primarily to cash from exercises of options to purchase common stock.

Contractual Obligations

In accordance with the transition disclosure requirements under ASC 840, the Company had the following commitments as of March 31, 2020:

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$2,640	$880	$1,760		$—
Capital Lease Obligations	9	9	—	—	—
Settlement Obligations	463	463	—	—	—
Notes Payable - principal and interest	8,133	373	4,021	3,739	—
Other Commitments	5,905	5,874	31

Total Contractual Obligations	$17,150	$7,599	$5,812	$3,739	$—

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

Recent Accounting Pronouncements

See Note 13 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company believes that it is not subject to material foreign currency exchange rate fluctuations, as substantially all of its sales and expenses are denominated in the U.S. dollar. The Company does not hold derivative securities and has not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars or warrants, either to hedge existing risks or for speculative purposes. The Company is subject to a 19% fluctuation in interest expense on for every 1% change in interest rate on its floating rate Term Loan with the Bank.

Item 4. Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2020, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) were effective at the reasonable level of assurance.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary the Company’s procedures and controls.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) and have determined there are no changes in its internal controls over financial reporting during the quarter ended March 31, 2020, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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

In addition to the forgoing, the Company maybe party to various legal matters that are in the process of litigation or settled in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on our financial condition. However, such matters could have a material adverse effect on our operating results and cash flows for a particular period.

Item 1A. Risk Factors:

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Factors that have affected our Company are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 11, 2020 and are incorporated by reference herein, and include the following risk factor.

We expect the novel coronavirus (COVID-19) pandemic to have a significant effect on our results of operations. In addition, it has resulted in significant financial market volatility, and its impact on the global economy appears to be significant. A continuation or worsening of the pandemic will have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our continuing operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the quarter ending March 31, 2020 reflect a negative impact from, among other things, the COVID-19 pandemic as shipping, logistics, acceptance and installation and training have been delayed and ordering patterns disrupted. Although we do not provide guidance to investors relating to our results of operations, we expect that our results for the quarter ending June 30, 2020, and possibly future quarters, will reflect a negative impact from the COVID-19 pandemic for similar reasons. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain.

These effects could impact the Company’s ability to remain in compliance with its minimum revenue covenant under its Loan and Security Agreement with Western Alliance Bank. If at any point the Company is not in compliance with such covenant and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. The Company was required, historically, to seek modifications from its prior lender to avoid non-compliance with its earlier covenants. With the COVID-19 pandemic affecting the world economy, the company cannot assure that it will be able to continue to satisfy the applicable minimum revenue covenant.

The Company’s exposure to trade accounts receivable losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. Although the Company has historically not experienced significant trade account receivable losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as hospitals’ cash flows are impacted by their response to the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20, 2019, the Company issued 3,377 shares of its common stock to certain holders of its Convertible Debentures as a make-whole payment under the Securities Purchase Agreement pursuant to which the Convertible Debentures were issued. Such shares of common stock were exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 5. Other Information.

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers,” Item 5.08 “Shareholder Director Nominations,” and Item 8.01 “Other Information” of Form 8-K in lieu of filing a Form 8-K.

Bonus Awards

On May 7, 2020, the Compensation Committee and the Company’s Board of Directors approved bonus payments to the Company’s officers attributable to performance for the year ended December 31, 2019, as follows: Michael Klein, Chief Executive Officer, was awarded $95,370, with $71,527 of such amount to be paid in stock options granted on May 7, 2020; Stacey Stevens, President, was awarded $163,519, with $122,639 of such amount to be paid in stock options granted on May 7, 2020; R. Scott Areglado, Chief Financial Officer, was awarded $94,500, with $70,875 of such amount to be paid in stock options granted on May 7, 2020; and Jonathan Go, Chief Technology Officer was awarded $135,000, with $101,250 of such amount to be paid in stock options granted on May 7, 2020. In addition, on May 7, 2020, the Compensation Committee and the Company’s Board of Directors approved an additional bonus payment to Michael Klein, the Company’s Chief Executive Officer, for his performance during 2020, in the form of a cash bonus of $32,408 and options to purchase up to 18,373 shares of the Company’s common stock. All options are immediately exercisable at an exercise price of $12.84 per share.

Scheduling of Annual Meeting; Stockholder Proposals and Nominations

On May 7, 2020, the Company scheduled its 2020 annual meeting of stockholders (the “2020 Annual Meeting”) to be held virtually via the internet, on June 26, 2020. The Company has established April 29, 2020, as the record date for determining stockholders entitled to notice of, and to vote at, the 2020 Annual Meeting.

Because the date of the 2020 Annual Meeting will be more than 30 days from the anniversary of the Company’s 2019 annual meeting of stockholders, the deadline for submission of proposals by stockholders for inclusion in the Company’s proxy materials in accordance with Rule 14a-8 under the Exchange Act, will be the close of business on May 21, 2020, which the Company has determined to be a reasonable time before it expects to begin to print and distribute its proxy materials prior to the 2020 Annual Meeting. Any such proposal must also meet the requirements set forth in the rules and regulations of the Exchange Act and the Company’s Amended and Restated Bylaws (the “Bylaws”) in order to be eligible for inclusion in the proxy materials for the 2020 Annual Meeting.

In accordance with the Bylaws, any stockholder who wishes to nominate a person for election as a director or submit a proposal for inclusion at the 2020 Annual Meeting must provide written notice (“Stockholder Notice”) on or before May 21, 2020. Any Stockholder Notice must comply with the specific requirements set forth in the Bylaws in order to be considered at the 2020 Annual Meeting. Any such proposal must be mailed to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, iCAD, Inc., 98 Spit Brook, Suite 100, Nashua, NH 03062, and received by May 21, 2020.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement, dated as of January 13, 2020, between iCAD, Inc. and Michael Klein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2020).

10.2	Equity Distribution Agreement, dated as of March 30, 2020, by and between iCAD, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2020).

10.3†	Loan and Security Agreement, dated as of March 30, 2020, by and between Western Alliance Bank, iCAD, Inc., Xoft, Inc. and Xoft Solutions LLC (incorporate by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 31, 2020).

10.4	Form of Securities Purchase Agreement, dated as of April 23, 2020, between iCAD, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 27, 2020).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
†

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

iCAD, Inc.
(Registrant)

Date: May 11, 2020	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ R. Scott Areglado
	Name:	R. Scott Areglado
	Title:	Chief Financial Officer
(Principal Financial Officer)