Form 10-Q
period 2020-06-30
ICAD INC
filed 2020-08-07
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act)    YES  ☐    NO  ☒.
As of the close of business on August 1, 2020
,
there were 22,900,592 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.
INDEX

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except for share data)

	June 30,	December 31,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$24,225	$15,313
Trade accounts receivable, net of allowance for doubtful accounts of $255 in 2020 and $136 in 2019	6,658	9,819
Inventory, net	3,348	2,611
Prepaid expenses and other current assets	1,452	1,453

Total current assets	35,683	29,196

Property and equipment, net of accumulated depreciation of $6,652 in 2020 and $6,510 in 2019	590	551
Operating lease assets	2,131	2,406
Other assets	110	50
Intangible assets, net of accumulated amortization of $8,338 in 2020 and $8,186 in 2019	1,037	1,183
Goodwill	8,362	8,362

Total assets	$47,913	$41,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,421	$1,990
Accrued and other expenses	5,085	6,590
Notes payable - current portion	—	4,250
Lease payable - current portion	813	758
Deferred revenue	5,466	5,248

Total current liabilities	12,785	18,836

Lease payable, long-term portion	1,497	1,837
Notes payable, long-term portion	6,937	2,003
Convertible debentures payable to non-related parties, at fair value	—	12,409
Convertible debentures payable to related parties, at fair value	—	1,233
Deferred revenue, long-term portion	198	356
Deferred tax	4	3

Total liabilities	21,421	36,677

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 30,000,000 shares; issued 23,060,272 as of June 30, 2020 and 19,546,151 as of December 31, 2019. Outstanding 22,874,441 as of June 30, 2020 and 19,360,320 as of December 31, 2019.	231	195
Additional paid-in capital	266,211	230,615
Accumulated deficit	(238,535)	(224,324)
Treasury stock at cost, 185,831 shares in 2020 and 2019	(1,415)	(1,415)

Total stockholders’ equity	26,492	5,071

Total liabilities and stockholders’ equity	$47,913	$41,748

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Products	$2,888	$4,353	$6,683	$8,175
Service and supplies	2,679	2,976	5,435	5,927

Total revenue	5,567	7,329	12,118	14,102
Cost of revenue:
Products	537	645	1,554	1,325
Service and supplies	575	858	1,502	1,575
Amortization and depreciation	98	100	195	194

Total cost of revenue	1,210	1,603	3,251	3,094

Gross profit	4,357	5,726	8,867	11,008

Operating expenses:
Engineering and product development	1,878	2,139	4,089	4,266
Marketing and sales	2,631	3,120	6,239	5,693
General and administrative	2,110	1,858	4,642	3,404
Amortization and depreciation	49	67	101	137

Total operating expenses	6,668	7,184	15,071	13,500

Loss from operations	(2,311)	(1,458)	(6,204)	(2,492)

Interest expense	(115)	(202)	(245)	(411)
Other income	33	64	75	123
Loss on extinguishment of debt	—	—	(341)	—
Loss on fair value of convertible debentures	—	(1,915)	(7,464)	(4,440)

Other expense, net	(82)	(2,053)	(7,975)	(4,728)
Loss before income tax expense	(2,393)	(3,511)	(14,179)	(7,220)

Tax expense	(5)	(19)	(31)	(27)

Net loss and comprehensive loss	$(2,398)	$(3,530)	$(14,210)	$(7,247)

Net loss per share:
Basic	$(0.11)	$(0.20)	$(0.67)	$(0.42)

Diluted	$(0.11)	$(0.20)	$(0.67)	$(0.42)

Weighted average number of shares used in computing loss per share:
Basic	22,396	17,640	21,275	17,422

Diluted	22,396	17,640	21,275	17,422

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months ended June 30,
	2020	2019
	(in thousands)
Cash flow from operating activities:
Net loss	$(14,210)	$(7,247)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	154	189
Depreciation	142	142
Bad debt provision	119	31
Stock-based compensation expense	2,077	516
Amortization of debt discount and debt costs	53	79
Loss on extinguishment of debt	341	—
Deferred tax expense	1	—
Change in fair value of convertible debentures	7,464	4,440
Changes in operating assets and liabilities:
Accounts receivable	3,201	(399)
Inventory	(737)	(671)
Prepaid and other current assets	(19)	51
Accounts payable	(569)	573
Accrued expenses	(1,650)	(184)
Deferred revenue	60	76

Total adjustments	10,637	4,843

Net cash used for operating activities	(3,573)	(2,404)

Cash flow from investing activities:
Additions to patents, technology and other	(6)	(7)
Additions to property and equipment	(180)	(136)

Net cash used for investing activities	(186)	(143)

Cash flow from financing activities:
Stock option exercises	100	1,395
Taxes paid related to restricted stock issuance	—	(12)
Principal payments of capital lease obligations	—	(6)
Principal repayment of debt financing	(4,638)	(800)
Repayment of credit line	(2,000)	—
Proceeds from debt financing	6,957	—
Debt issuance costs	(37)
Proceeds from issuance of common stock, net	12,289	9,352

Net cash provided by financing activities	12,671	9,929

Decrease in cash and equivalents	8,912	7,382
Cash and cash equivalents, beginning of period	15,313	12,185

Cash and cash equivalents, end of period	$24,225	$19,567

Supplemental disclosure of cash flow information:
Interest paid	$127	$335

Taxes paid	$31	$27

Issuance of stock upon conversion of debentures	21,164	—

Right-of-use assets obtained in exchange for new operating lease liabilities	$69	$907

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Year to Date
(In thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance December 31, 2019	$19,546,151	196	$230,615	$(224,325)	$(1,415)	$5,071

Issuance of common stock relative to vesting of restricted stock	68,724	—	(131)			(131)

Issuance of common stock pursuant to stock option plans	44,966	1	231			232

Stock Issuance Net	1,580,965	16	12,273	—	—	12,289

Issuance of stock upon conversion of Debentures	1,819,466	18	21,146	—	—	21,164

Stock-based compensation			2,077			2,077

Net loss				(14,210)		(14,210)

Balance at June 30, 2020	$23,060,272	$231	$266,211	$(238,535)	$(1,415)	$26,492

Consolidated Statements of Stockholders’ Equity Quarter to Date
(In thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock		Stockholders’ Equity
Balance at March 31, 2020	21,425,916	$215	$252,420	$(236,137)	$(1,415	)$	$15,083

Issuance of common stock relative to vesting of restricted stock	45,224	—	(131)				(131)

Issuance of common stock pursuant to stock option plans	8,167	—	36				36

Stock Issuance Net	1,580,965	16	12,273				12,289

Stock-based compensation			1,613				1,613

Net loss				(2,398)			(2,398)

Balance at June 30, 2020	23,060,272	$231	$266,211	$(238,535)	$(1,415)		$26,492

Consolidated Statements of Stockholders’ Equity YTD
(in thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2018	17,066,510	$171	$218,914	$(210,774)	$(1,415)	$6,896

Issuance of common stock relative to vesting of restricted stock shares forfeited for tax obligations	71,122	1	(14)	—	—	(13)

Issuance of common stock pursuant to stock option plans	428,313	4	1,391	—	—	1,395

Stock Issuance Net	1,881,818	18	9,334			9,352

Stock-based compensation	—	—	516	—	—	516

Net loss	—	—	—	(7,247)	—	(7,247)

Balance at June 30, 2019	19,447,763	$194	$230,141	$(218,021)	$(1,415)	$10,899

Consolidated Statements of Stockholders’ Equity QTD
(in thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at March 31, 2019	17,500,265	$175	$220,296	$(214,491)	$(1,415)	$4,565

Issuance of common stock relative to vesting of restricted stock shares forfeited for tax obligations	4,788	—	(13)	—	—	(13)

Issuance of common stock pursuant to stock option plans	60,892	1	220	—	—	221

Stock Issuance Net	1,881,818	18	9,334			9,352

Stock-based compensation	—	—	304	—	—	304

Net loss	—	—	—	(3,530)	—	(3,530)

Balance at June 30, 2019	19,447,763	194	$230,141	$(218,021)	$(1,415)	$10,899

Notes to Condensed Consolidated Financial Statements:
Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2020, the results of operations of the Company for the three and six-month
periods ended June 30, 2020 and 2019, cash flows of the Company for the six-month
periods ended June 30, 2020 and 2019 and stockholders’ equity for the Company for the three and six-month
periods ended June 30, 2020 and 2019.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 filed with the SEC on March 11, 2020. The results for the three and six-month
periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future period.
Segments
The Company reports the results of two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of advanced image analysis and workflow products. The Therapy segment consists of radiation therapy (“Axxent”) products.
Risk and Uncertainty
On March 12, 2020, the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of
COVID-19,
many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, our operations have been materially affected in part due to stay-at-home
and social distancing orders as well as uncertainty in the market. Significant uncertainty remains as to the potential impact of the
COVID-19
pandemic on our continuing operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.
The potential impact of the
COVID-19
pandemic on the Company’s future revenue could affect our ability to access capital in future quarters due to the covenants contained in the Company’s loan agreement with Western Alliance Bank (the “Bank”), as described in Note 4(b). Effective June 16, 2020 the loan agreement requires the Company to satisfy the minimum revenue covenant or maintain a ratio of (x) unrestricted cash at the Bank to (y) the aggregate total of indebtedness owed to the Bank, equal to or greater than
1.25
to
1.00
. If at any point the Company is not in compliance with at least one of these and certain other covenants and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan and Security Agreement, which could result in acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date.
How
ever
,
t
he Company believes that even if an event of default were to occur, the Company’s current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $
24.2
million and anticipated revenue and cash collections
.
Our results for the quarter ending June 30, 2020 reflect a negative impact from the
COVID-19
pandemic as the typical sales cycle and ordering patterns were still disrupted due to healthcare facilities’ additional focus on
COVID-19.
Although we do not provide guidance to investors relating to our future results of operations, our results for the quarter ending September 30, 2020, and possibly future quarters, could reflect a negative impact from the
COVID-19
pandemic for similar reasons. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain.
Although the Company did not see any material impact to trade accounts receivable losses in the quarter ended June 30, 2020, the Company’s exposure may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current
COVID-19
pandemic, or other customer-specific factors. Although the Company has historically not experienced significant trade account receivable losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as hospitals’ cash flows are impacted by their response to the
COVID-19
pandemic.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The Company is continuing to analyze the impact of the CARES Act on its business. For the three months ended June 30, 2020, the Company recorded a benefit of $0.3 million from the Employee Retention Credit, a component of the CARES Act. This was reflected in the Company’s statement of operations.

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

	Three months ended June 30, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,702	$575	$3,277
Service contracts	1,403	385	1,788
Supply and source usage agreements	—	490	490
Other	12	—	12

	$4,117	$1,450	$5,567

Timing of Revenue Recognition
Goods transferred at a point in time	$2,714	$605	$3,319
Services transferred over time	1,403	845	2,248

	$4,117	$1,450	$5,567

Sales Channels
Direct sales force	$2,709	$805	$3,514
OEM partners	1,408	—	1,408
Channel partners	—	645	645

	$4,117	$1,450	$5,567

	Six months ended June 30, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$5,802	$1,921	$7,723
Service contracts	2,750	732	3,482
Supply and source usage agreements	—	861	861
Professional services	—	11	11
Other	41	—	41

	$8,593	$3,525	$12,118

Timing of Revenue Recognition
Goods transferred at a point in time	$5,843	$1,988	$7,831
Services transferred over time	2,750	1,537	4,287

	$8,593	$3,525	$12,118

Sales Channels
Direct sales force	$4,881	$2,274	$7,155
OEM partners	3,712	—	3,712
Channel partners	—	1,251	1,251

	$8,593	$3,525	$12,118

	Three months ended June 30, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,808	$1,050	$4,858
Service contracts	1,354	475	1,829
Supply and source usage agreements	—	526	526
Professional services	—	8	8
Other	47	61	108

	$5,209	$2,120	$7,329

Timing of Revenue Recognition
Goods transferred at a point in time	$3,808	$1,144	$4,952
Services transferred over time	1,401	976	2,377

	$5,209	$2,120	$7,329

Sales Channels
Direct sales force	$2,863	$1,701	$4,564
OEM partners	2,346	—	2,346
Channel partners	—	419	419

	$5,209	$2,120	$7,329

	Six months ended June 30, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$6,598	$2,569	$9,167
Service contracts	2,676	991	3,667
Supply and source usage agreements	—	1,063	1,063
Professional services	—	41	41
Other	103	61	164

	$9,377	$4,725	$14,102

Timing of Revenue Recognition
Goods transferred at a point in time	$6,598	$2,776	$9,374
Services transferred over time	2,779	1,949	4,728

	$9,377	$4,725	$14,102

Sales Channels
Direct sales force	$4,974	$3,513	$8,487
OEM partners	4,403	—	4,403
Channel partners	—	1,212	1,212

	$9,377	$4,725	$14,102

Products.
Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators (including disposable applicators) and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.
Service Contracts.
The Company sells service contracts in which it provides professional services including product installations, maintenance, training, and service repairs, and in certain cases leases equipment, to hospitals, imaging centers, radiology practices, radiation oncologists and treatment centers. These represent separate performance obligations to the Company. The Company allocates revenue to each performance obligation based on the Standalone Selling Price (“SSP”). Revenue for lease and non-lease
components, or the entire arrangement when accounted for under ASC 606, is recognized on a straight-line basis over the term of the agreement. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.
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
Contract balances

Balance at June 30, 2020
Receivables, which are included in ‘Trade accounts receivable’	$6,658
Contract assets, which are included in “Prepaid and other current assets”	21
Contract liabilities, which are included in “Deferred revenue”	5,664
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
The Company’s accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $6.7 million and $9.8 million as of June 30, 2020 and December 31, 2019, respectively.

The Company will record a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company has classified the contract asset balance as a component of prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019. The contract asset balance was $21,000 as of June 30, 2020 and $14,000 as of December 31, 2019.
Deferred revenue from contracts with customers, which is included in deferred revenue in the consolidated balance sheet, is primarily composed of fees related to service arrangements, which are generally billed in advance. Deferred revenue also includes payments for installation and training that has not yet been completed and other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

The balance of deferred revenue at June30, 2020 and December 31, 2019 is as follows (in thousands):

Contract liabilities	June 30, 2020	December 31, 2019
Short term	$5,466	$5,248
Long term	198	356

Total	$5,664	$5,604

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Six Months Ended
June 30, 2020
Balance at beginning of period	$5,604
Deferral of revenue	5,078
Recognition of deferred revenue	(5,018)

Balance at end of period	$5,664

We expect to recognize approximately $4.5 million of the deferred amount in 2020, $1.0 million in 2021, and $0.2 million thereafter.
Note 2 – Net Loss per Common Share
The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.
A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(2,398)	$(3,530)	$(14,210)	$(7,247)

Shares used in the calculation of basic and diluted net loss per share	22,396	17,640	21,275	17,422

Diluted shares used in the calculation of net loss per share	22,396	17,640	21,275	17,422

Net loss per share - basic and diluted	$(0.11)	$(0.20)	$(0.67)	$(0.42)
The shares of the Company’s common stock issuable upon the exercise of convertible securities, stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	Period Ended
	June 30,
	2020	2019
Stock options	2,006,221	1,519,713
Restricted stock	70,992	262,732
Convertible Debentures	—	1,742,500

Total	2,077,213	3,524,945

Note 3 – Inventory
Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in,
first-out
method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. Inventories consisted of the following (in thousands) and include an inventory reserve of approximately $0.2 million and $0.5 million as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020	As of December 31, 2019
Raw materials	$1,734	$1,572
Work in process	159	39
Finished Goods	1,675	1,469

Inventory Gross	3,568	3,080
Inventory Reserve	(220)	(469)

Inventory Net	$3,348	$2,611

Note 4 – Financing Arrangements

(a)	Loan and Security Agreement – Western Alliance Bank
On March 30, 2020, the Company entered into a Loan and Security Agreement with the Bank that provided an initial term loan (“Term Loan”) facility of $7.0 million and a $5.0 million revolving line of credit.
The Loan Agreement was amended effective June 16, 2020 (as amended, the “Loan Agreement”). The Loan Agreement requires the Company to either (i) meet a minimum revenue covenant, or (ii) maintain a ratio of unrestricted cash at the bank to aggregate indebtedness owed to the Bank of at least 1.25 to 1.00. The Company was compliant with these covenants as of June 30, 2020, but cannot provide any assurance as to its future compliance due to, in part, the uncertainty of the effect of the
COVID-19
pandemic on the world economy and the U.S. health system.
If at any point the Company is not in compliance with certain covenants under the Loan Agreement and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. The Company was required, periodically in the past, to seek modifications from its prior lender to avoid non-compliance
with its earlier covenants.
Interest in arrears on the Term Loan began to be repaid on April 1, 2020 and will continue to be paid on the first of each successive month thereafter until the principal repayment starts. Commencing on the principal repayment date of September 1, 2021 (or March 1, 2022 if the Company achieves a specified revenue target for any trailing six-month
period prior to December 31, 2020) and continuing on the first day of each month thereafter, the Company shall make equal monthly payments of principal, together with applicable interest in arrears, to the Bank. The interest rate is set at

1
%
above

the Prime Rate. Prime Rate is defined in the Loan Agreement as the greater of four and a quarter percent
(4.25%)
or the Prime Rate published in the Money Rates section of the Western Edition of the Wall Street Journal. The Prime Rate as of June 30, 2020 was

3.25
%
.
The Company has the option to prepay all, but not less than all, of the Term Loan advanced by the Bank under the Loan Agreement. The Company prepayment is subject to payment of (1) all outstanding principal of the Term Loan plus accrued and unpaid interest thereon through the prepayment date, (2) the final payment
 (
$
122,500
or
1.75% of the original loan amount), (3) the prepayment fee

(
3
%
 of
principal balance if prepaid prior to first March 30, 2021,

2
%

if principal of prepaid after March 30, 2021 but before June 30, 2022, or 1% of principal if prepaid after March 30, 2022) plus (4) all other obligations that are due and payable, including Bank’s expenses and interest at the default rate with respect to any past due amounts.

The Company did not draw against its revolving line of credit as of June 30, 2020. The interest rate on such borrowings, if the Company were to take an advance, is three quarters-percent (0.75%) above the Prime Rate as defined above.
Obligations to the Bank under the Loan Agreement are secured by a first priority security interest in the Company’s assets, except for certain permitted liens that have priority to the Bank’s security interest by operation of law.
In connection with the Loan Agreement, the Company incurred approximately $141,000 of closing costs. The closing costs have been deduced from the carrying value of the debt and will be amortized through March 30, 2022, the maturity date of the Term Loan.
The maturity of the revolving loan is March 30, 2022.

(b)	Loan and Security Agreement – Silicon Valley Bank
On August 7, 2017, the Company entered into a Loan and Security Agreement, which has since been modified several times through November 1, 2019 (as amended, the “SVB Loan Agreement”) with Silicon Valley Bank that provided an initial term loan facility of

$
6.0

million and a

$
4.0

million revolving line of credit.
On March 30, 2020, the Company elected to repay all outstanding obligations (including accrued interest) and retire the SVB Loan Agreement. The Company accounted for this repayment and retirement as an extinguishment of the SVB Loan Agreement. In addition to the outstanding principal and accrued interest, the Company was required to pay the
$
510,000
final payment, a termination fee of
$
114,000

and
other costs totaling $10,000. The Company also wrote off
unamortized
original closing costs as of the extinguishment date. The Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the SVB Loan Agreement. The loss on extinguishment was composed of approximately $185,000 for the unaccrued
final payment, $114,000 termination fee, and $42,000 for the unamortized
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

$
7.0

million in a private placement.
On February 21, 2020 (the “Conversion Date”), the conditions permitting a forced conversion were met, and the Company elected to exercise its forced conversion right under the terms of the Convertible Debentures.

As a result of this election, all of the outstanding Convertible Debentures were converted, at a conversion price of $
4.00
per share, into
1,742,500
shares of the Company’s common stock. In accordance with the make-whole provisions in the Debenture, the Company also issued an additional
76,966
shares of the Company’s common stock. The make-whole amount represented the total interest which would have accrued through the maturity date of the Convertible Debentures, less the amounts previously paid, totaling $
697,000
. The conversion prices related to the make-whole amount were dependent on whether the Investors were related parties or unrelated third parties.
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

The Company notes that the key inputs to the valuation models that were utilized to estimate the fair value of the Convertible Debentures included:

Input	December 31, 2019	February 21, 2019
Company’s stock price	$7.77	$11.64
Conversion price	4.00	4.00
Remaining term (years)	1.97	0.00
Equity volatility	49.00%	N/A
Risk free rate	1.57%	N/A
1 Probabilty of default event	0.45%	N/A
1 Utilization of Forced Conversion (if available)	100.00%	100.00%
1 Exercise of Default Redemption (if available)	100.00%	N/A
1 Effective discount rate	18.52%	N/A

1	Represents a Level 3 unobservable input, as defined in Note 8 - Fair Value Measurements, below.
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

follows
(in
thousands):

Fiscal Year	Amount Due
2020	$188
2021	1,238
2022	2,875
2023	2,735
2024	1,004

Total	$8,040

The following amounts are included in interest expense in our consolidated statement of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash interest expense	$95	$75	$138	$157
Interest on convertible debentures	—	87	49	174
Accrual of notes payable final payment	8	32	39	64
Amortization of debt costs	12	7	19	14
Interest expense capital lease	—	1	—	2

Total interest expense	$115	$202	$245	$411

Note 5 – Lease Commitments
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
Right-of-use
assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the consolidated balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. The Company does not sublease any of its leased assets to third parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company has lessor agreements that contain lease and non-lease
components. As the Company has determined that the
non-lease
component of these agreements is the predominant component, the Company accounted for the complete agreement under ASC 606 upon adoption of ASC 842.
ASC 842 includes a number of reassessment and
re-measurement
requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement
requirements and identified two lease modifications which are reflected in the table below showing the maturity of the Company’s lease liabilities as of June 30, 2020. This includes an extension of an operating lease for the facility leased by the Company in San Jose, California as well as some equipment. In addition, there were no impairment indicators identified during the quarter ended June 30, 2020 that required an impairment test for the Company’s right-of-use
assets or other long-lived assets in accordance with ASC
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

Components of Leases:
The Company has leases for office space and office equipment. The leases have remaining lease terms ranging from less than one year to three years and six months as of June 30, 2020.
The components of lease expense for the period are as follows (in thousands):

Lease Cost	Classification	Three Months Ended June 30, 2020
Operating lease cost	Operating expenses	$224
Capital lease costs
Amortization of leased assets	Amortization and depreciation	4
Interest on lease liabilities	Interest expense	—

Total		$228

Other information related to leases was as follows (in thousands)

Three Months Ended June 30, 2020
Cash paid for operating cash flows from operating leases	$236
Cash paid for operating cash flows from capital leases	—
Cash paid for financing cash flows from capital leases	4

As of June 30, 2020
Weighted-average remaining lease term of operating leases (in years)	2.70
Weighted-average remaining lease term of capital leases (in years)	1.00
Weighted-average discount rate for operating leases	5.6%
Weighted-average discount rate for capital leases	11.0%

2
3

Maturity of the Company’s lease liabilities as of June 30, 2020 was as follows (in thousands):

As of June 30, 2020:	Operating Leases	Finance Leases	Total
2020	$457	4	461
2021	920	—	920
2022	899	—	899
2023	211	—	211
2024	5	—	5

Total lease payments	2,492	4	2,496
Less: imputed interest	(186)	—	(186)

Total lease liabilities	2,306	4	2,310
Less: current portion of lease liabilities	(809)	(4)	(813)

Long-term lease liabilities	$1,497	$—	$1,497

Note 6 – Stock-Based Compensation
The Company granted options to purchase 270,357 and 523,857 shares of the Company’s stock during the three and six

months
ended June 30, 2020
, respectively.
 Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average risk-free interest rate	0.26%	1.97%	0.79%	2.23%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	64.0% to 65.7%	51.9% to 54.2%	50.2 to 65.7%	51.9% to 54.2%
Weighted average exercise price	$10.76	$5.81	$10.11	$4.78
Weighted average fair value	$4.96	$2.35	$4.34	$1.93

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$24	$1	$24	$2
Engineering and product development	288	32	343	119
Marketing and sales	490	57	548	116
General and administrative	811	214	1,162	279

	$1,613	$304	$2,077	$516

2
4

As of June 30, 2020, unrecognized compensation cost (in thousands) related to unvested options and unvested restricted stock and the weighted average term of such equity instruments is as follows:

Remaining expense	$1,442
Weighted average term	1.0
The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date.
The Company granted 0 and 14,000 shares of restricted stock during the six-month
periods
ended June 30, 2020
and
2019
, respectively
.
The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	As of
	June 30,
Aggregate intrinsic value	2020	2019
Stock options	$8,992	$2,273
Restricted stock	709	1,674
The Company issued 8,167 and 44,966 shares of common stock upon the exercise of outstanding stock options in the three and six-month
periods
ended June 30, 2020
,
respectively. The Company received cash proceeds of approximately $36,000 and $231,000 in the three and six-month
periods
ended June 30, 2020
,
respectively. The intrinsic value of restricted shares that vested in the six

months
ended June 30, 2020 was $0.4 million
.
There was no vesting of restricted shares in the three months ended June 30, 2020.
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
2
5

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
The Company issued

16,392
and 34,857 shares under the ESPP in the three and
six-month
periods ended June 30, 2020, respectively. The Company recorded approximately

$
30,000
and $
64,000
of stock-based compensation expense pursuant to ESPP for the three and six-month
periods ended June 30, 2020, respectively. The second accumulation period under the ESPP commenced on April 1, 2020 and was completed on June 30, 2020, and the related shares purchased by the participants were issued in July 2020. As of June 30, 2020, the Company recorded a liability of $
94,000
related
to employee withholdings in connection with the ESPP accumulation period ended June 30, 2020, which was included as a component of accrued expenses and other current liabilities.
Note 7 – Commitments and Contingencies
Foreign Tax Claim
In July 2007, a dissolved former Canadian subsidiary of the Company, CADx Medical Systems Inc. (“CADx Medical”), received a tax re-assessment
of approximately $6,800,000 from the Canada Revenue Agency (“CRA”) resulting from the CRA’s audit of CADx Medical’s Canadian federal tax return for the year ended December 31, 2002. In February 2010, the CRA reviewed the matter and reduced the tax re-assessment
to approximately $703,000, excluding interest and penalties. The CRA has the right to pursue the matter until July 2020. The Company believes that it is not liable for the re-assessment
against CADx Medical and continues to defend its position. As the Company believes that the probability of a loss is remote, no accrual has been recorded for this matter as of June 30, 2020.
Other Commitments
The Company is obligated to pay approximately $4.5 million for firm purchase obligations to suppliers for future product and service deliverables.
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
2
6

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
The Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations, other than as set forth above. However, should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period. The Company may be a party to certain actions that have been filed against the Company which are being vigorously defended. The Company has determined that potential losses in these matters are neither probable or reasonably possible at this time. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal costs are expensed as incurred.

2
7

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
The money market accounts are included in cash and cash equivalents in the accompanying balance sheet and are considered a Level 1 measurement as they are valued at quoted market prices in active markets.
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

2
8

Fair Value Measurements (in thousands) as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,313	$—	$—	$15,313

Total Assets	$15,313	$—	$—	$15,313

Liabilities

Convertible debentures	$—	$—	$13,642	$13,642

Total Liabilities	$—	$—	$13,642	$13,642

Fair Value Measurements (in thousands) as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$24,225	$—	$—	$24,225

Total Assets	$24,225	$—	$—	$24,225

The following sets forth a reconciliation of the changes in the fair value of the Convertible Debentures that were converted to equity during the six month period ended June 30, 2020 (in thousands):

Convertible Debenture
Balance, December 31, 2019	$13,642
Fair value adjustments	7,522
Conversion	(21,164)

Balance, June 30, 2020	$—

Note 9 – Income Taxes
The CARES Act was enacted on March 27, 2020. Although the Company is continuing to analyze the impact of the CARES Act on its business, the CARES Act did not have a material impact on our provision for income taxes for the three and six months ended June 30, 2020.
The Company recorded an income tax provision of $5,000 and $31,000 for the three and six months ended June 30, 2020, respectively, and $19,000 and $27,000 for the three and six months ended June 30, 2019, respectively. The Company had no material unrecognized tax benefits and a deferred tax liability of approximately $4,000 related to tax amortizable goodwill. No other adjustments were required under ASC 740, “Income Taxes”. The Company does not expect that the unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2020.
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
The Company considered the goodwill impairment factors due to the uncertainty around the potential impact of the
COVID-19
pandemic on the Company’s continuing operations and on the global economy as a whole. Under this consideration the Company performed scenario testing as of March 31, 2020 updating the projections to the most recent impairment analysis performed as of October 1, 2019. The Company compared the scenario test again against current forecasts as of June 30, 2020 and concluded that it did not have a triggering event or impairment indicators in the quarter ended June 30, 2020.
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
The Company has two operating segments, Detection and Therapy, as further discussed in Note 12 below.

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Consolidated reporting unit	Detection	Therapy	Total
Accumulated Goodwill	47,937	$—	$—	47,937
Accumulated impairment	(26,828)	—	—	(26,828)
Fair value allocation	(21,109)	7,663	13,446	—
Acquisition of DermEbx and Radion	—	—	6,154	6,154
Acquisition measurement period adjustments	—	—	116	116
Acquisition of VuComp	—	1,093	—	1,093
Sale of MRI assets	—	(394)		(394)
Impairment	—	—	(19,716)	(19,716)

Prior to December 31, 201 9	—	8,362	—	8,362

Balance at June 30, 2020	$—	$8,362	$—	$8,362

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

•
A current period operating, or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group).

The Company determined there were no triggering events in the quarter ended June 30, 2020.
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
A considerable amount of judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of the asset group and the reporting unit. While the Company believes that
the judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore additional impairment charges could be required. Significant negative industry or economic trends, disruptions to the Company’s business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets may adversely impact the assumptions used in the fair value estimates and ultimately result in future impairment charges.

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

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to US GAAP loss before income tax is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment revenues:
Detection	$4,117	$5,209	$8,593	$9,377
Therapy	1,450	2,120	3,525	4,725

Total Revenue	$5,567	$7,329	$12,118	$14,102

Segment gross profit:
Detection	$3,533	$4,356	$7,000	$7,823
Therapy	824	1,370	1,867	$3,185

Segment gross profit	$4,357	$5,726	$8,867	$11,008

Segment operating income (loss):
Detection	$201	$673	$(145)	$975
Therapy	(432)	(264)	(1,438)	$(43)

Segment operating income (loss)	$(231)	$409	$(1,583)	$932

General, administrative, depreciation and amortization expense	$(2,080)	$(1,867)	$(4,621)	$(3,424)
Interest expense	(115)	(202)	(245)	(411)
Other income	33	64	75	123
Loss on extinguishment of debt	—	—	(341)	—
Fair value of convertible debentures	—	(1,915)	(7,464)	(4,440)

Loss before income tax	$(2,393)	$(3,511)	$(14,179)	$(7,220)

Note 13 – Recent Accounting Pronouncements
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
In June 2016, the FASB issued
ASU 2016-13, “Financial
Instruments - Credit Losses (Topic 326)”
(“ASU 2016-13”), which
requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.
ASU 2016-13 replaces
the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier

3
4

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
that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to following: the impact of the
COVID-19
pandemic on our business and the macro economy; uncertainty of future sales and expense levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, regulatory changes and requirements applicable to our products, product market acceptance, possible technological obsolescence of products, increased competition, integration of the acquired businesses, the impact of litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made.
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
COVID-19,
many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the potential impact of the
COVID-19
pandemic on our continuing operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the quarter ending June 30, 2020 reflect a negative impact from the
COVID-19
pandemic as the typical sales cycle and ordering patterns were still disrupted due to healthcare facilities’ additional focus on
COVID-19.
Although we do not provide guidance to investors relating to our results of operations, our results for the quarter ending September 30, 2020, and possibly future quarters could reflect a negative impact from the
COVID-19
pandemic for similar reasons. With this impact happening so late in the three-month period ended March 31, 2020, the Company was unable to make significant changes to costs for that period. However, the Company took steps during the three-month period ended June 30, 2020 to reduce operating expenses, including cutting non-essential
travel, implementing employee furloughs and terminations, reducing employee salaries by 10%, and cancelling most in-person
trade shows. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain. We will continue to evaluate the nature and extent of the impact of
COVID-19
on our business and cost structure.
During the first quarter of fiscal 2020 the Company also entered into an equity distribution agreement with JMP Securities to provide for an at-
the-market
offering program to provide additional potential liquidity through the sale of common stock having a value of up to $25.0 million. The Company did not make any sales under this equity distribution agreement in the period ended June 30, 2020. The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $24.2 million and anticipated revenue and cash collections.

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
Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 7, 2020, the date of issuance of this Quarterly Report on Form
10-Q.
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

Three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019.
Revenue: (in thousands)
Three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019	$ Change	% Change
Detection revenue
Product revenue	$2,702	$3,808	$(1,106)	(29.0)%
Service revenue	1,415	1,401	14	1.0%

Subtotal	4,117	5,209	(1,092)	(21.0)%

Therapy revenue
Product revenue	186	545	(359)	(65.9)%
Service revenue	1,264	1,575	(311)	(19.7)%

Subtotal	1,450	2,120	(670)	(31.6)%

Total revenue	$5,567	$7,329	$(1,762)	(24.0)%

Total revenue decreased by approximately $1.8 million, or 24.0%, from $7.3 million for the three months ended June 30, 2019 to $5.6 million for the three months ended June 30, 2020. The decrease is due to a decrease in Therapy revenue of approximately $0.7 million and a decrease in Detection revenue of $1.1 million. The Company believes that Detection product revenue and Therapy segment revenue were adversely affected in the second quarter of 2020 by the
COVID-19
pandemic, as the typical sales cycle and ordering patterns were disrupted due to healthcare facilities’ additional focus on
COVID-19.
The Company is not able to predict how the
COVID-19
pandemic will affect future revenue and order volume.
Detection product revenue decreased by approximately $1.1 million, or 29.0%, from $3.8 million for the three months ended June 30, 2019 to $2.7 million for the three months ended June 30, 2020. The decrease was due primarily to decreases in (i) direct customer revenue of $0.2 million. and (ii) OEM customer revenue of $0.9 million, in each case relating primarily to revenue from 3D imaging and density assessment products.
Detection service and supplies revenue remained at approximately $1.4 million in each of the three months ended June 30, 2019 and 2020. The Company did not see a significant impact of the
COVID-19
pandemic on Detection service and supplies revenue in the second quarter of 2020 but is not able to predict how the
COVID-19
pandemic will affect future Detection service and supplies revenue.
Therapy product revenue decreased by approximately $0.4million, or 65.9%, from $0.6 million for the three months ended June 30, 2019 to $0.2 million for the three months ended

June 30, 2020. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price.
Therapy service and supply revenue decreased by approximately $0.3 million, or 19.7%, from $1.6 million for the three months ended June 30, 2019 to $1.3 million for the three months ended June 30, 2020. The Company believes that Therapy service and supply revenue was adversely affected by the
COVID-19
pandemic, due to
stay-at-home
and social distancing orders as well as the uncertainty in the market. The Company is not able to predict how the
COVID-19
pandemic will affect future Therapy service and supply revenue.
Six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019	$ Change	% Change
Detection revenue
Product revenue	$5,802	$6,598	$(796)	(12.1)%
Service revenue	2,791	2,779	12	0.4%

Subtotal	8,593	9,377	(784)	(8.4)%

Therapy revenue
Product revenue	881	1,577	(696)	(44.1)%
Service revenue	2,644	3,148	(504)	(16.0)%

Subtotal	3,525	4,725	(1,200)	(25.4)%

Total revenue	$12,118	$14,102	$(1,984)	(14.1)%

Total revenue decreased by approximately $2.0 million, or 14.1%, from $14.1 million for the six months ended June 30, 2019 to $12.1 million for the six months ended June 30, 2020. The decrease is due to a decrease in Therapy revenue of approximately $1.2 million and a decrease in Detection revenue of approximately $0.8 million. The Company believes that Detection product revenue and order volume, and both Therapy product and Therapy service and supply revenue were adversely affected in the second quarter of 2020 by the
COVID-19
pandemic, as the typical sales cycle and ordering patterns were disrupted due to healthcare facilities’ additional focus on
COVID-19.
The Company is not able to predict how the
COVID-19
pandemic will affect future revenue and order volume.
Detection product revenue decreased by approximately $0.8 million, or 12.3%, from $6.6 million for the six months ended June 30, 2019 to $5.8 million for the six months ended June 30, 2020. The decrease was due primarily to a decrease in OEM revenue of $0.8 million, relating primarily to revenue from 3D imaging and density assessment products.

Detection service and supplies revenue remained at approximately $2.8 million in each of the six months ended June 30, 2019 and 2020. The Company did not see a significant impact of the
COVID-19
pandemic on Detection service and supplies revenue for the six months ended June 30, 2020 but is not able to predict how the
COVID-19
pandemic will affect future Detection service and supplies revenue.
Therapy product revenue decreased by approximately $0.7 million, or 44.1%, from $1.6 million for the six months ended June 30, 2019 to $0.9 million for the six months ended June 30, 2020. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price.
Therapy service and supply revenue decreased by approximately $0.5 million, or 16%, from $3.1 million for the six months ended June 30, 2019 to $2.6 million for the six months ended June 30, 2020.
Cost of Revenue and Gross Profit: (in thousands)
Three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019	$ Change	% Change
Products	$537	$645	$(108)	(16.7)%
Service and supplies	575	858	(283)	(33.0)%
Amortization and depreciation	98	100	(2)	(2.0)%

Total cost of revenue	$1,210	$1,603	$(393)	(24.5)%

Gross profit	$4,357	$5,726	$(1,369)	(23.9)%

	Three months ended June 30,
	2020	2019	$ Change	% Change
Detection gross profit	$3,533	$4,356	$(823)	(18.9%)
Therapy gross profit	824	1,370	(546)	(39.9%)

Gross profit	$4,357	$5,726	$(1,369)	(23.9)%

Gross profit for the three months ended June 30, 2020 was approximately $4.4 million, or 78.3% of revenue, as compared to $5.7 million, or 78.1% of revenue, for the three months period ended June 30, 2019. The
COVID-19
pandemic adversely affected revenues from Detection products and the Therapy segment in the three months ended June 30, 2020, and as a result, lower gross profit in both segments. However, the Company took steps during the three-month period ended June 30, 2020 to reduce operating expenses, including cutting non-essential
travel, implementing employee furloughs and terminations and reducing employee salaries by 10%. These measures enabled an increase in gross profit in the three months ended June 30, 2020 compared to the prior year period.
Cost of products decreased by approximately $0.1 million, or 16.7%, from $0.6 million for the three months ended June 30, 2019 to $0.5 million for the three months ended June 30, 2020. Cost of product revenue as a percentage of product revenue was approximately 14.8% for the three months ended June 30, 2019 as compared to 18.6% for the three months ended June 30, 2020. The decrease in cost of products is due primarily to decreased personnel costs. The increase as a percentage of revenue is primarily due to the timing of cost-cutting measures in response to
COVID-19
and increased server and hardware costs.
Cost of service and supplies decreased by approximately $0.3 million, or 33%, from $0.9 million for the three months ended June 30, 2019 to $0.6 million for the three months ended June 30, 2020. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 28.8% for the three months ended June 30, 2019 as compared to 21.5% for the three months ended June 30, 2020. The decrease in service and supplies costs is due primarily to decrease in personnel costs.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for each of the three months ended June 30, 2020 and 2019.
Six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019	$ Change	% Change
Products	$1,554	$1,325	$229	17.3%
Service and supplies	1,502	1,575	(73)	(4.6)%
Amortization and depreciation	195	194	1	0.5%

Total cost of revenue	$3,251	$3,094	$157	5.1%

Gross profit	$8,867	$11,008	$(2,141)	(19.4)%

	Six months ended June 30,
	2020	2019	$ Change	% Change
Detection gross profit	$7,000	$7,823	$(823)	(10.5%)
Therapy gross profit	1,867	3,185	(1,318)	(41.4%)

Gross profit	8,867	11,008	(2,141)	(19.4%)

Gross profit for the six months ended June 30, 2020 was approximately $8.9 million, or 73.2% of revenue, as compared to $11.0 million, or 78.1% of revenue, for the six months period ended June 30, 2019. The
COVID-19
pandemic adversely affected revenues from Detection products and the Therapy segment in the six months ended June 30, 2020, and as a result, gross profit in both segments. However, the Company took steps during the three-month period ended June 30, 2020 to reduce operating expenses, including cutting non-essential
travel, implementing employee furloughs and terminations and reducing employee salaries by 10%.
Cost of products increased by approximately $0.2 million, or 17.3%, from $1.3 million for the six months ended June 30, 2019 to $1.5 million for the six months ended June 30, 2020. Cost of product revenue as a percentage of product revenue was approximately 16.2% for the six months ended June 30, 2019 as compared to 23.3% for the six months ended June 30, 2020. The increase in cost of products is due primarily to increased personnel costs in the three months ended period March 31, 2020 prior to the
COVID-19
cost cutting measures, as well as increased server and hardware costs.
Cost of service and supplies decreased by approximately $0.1 million, or 4.6%, from $1.6 million for the six months ended June 30, 2019 to $1.5 million for the six months ended June 30, 2020. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 26.6% for the six months ended June 30, 2019 as compared to 27.6% for the six months ended June 30, 2020. The decrease in service and supplies costs is due primarily to decreased personnel costs in cost of sales.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.2 million for each of the six months ended June 30, 2020 and 2019.
Operating Expenses: (in thousands)
The Company’s investments in its business and the resulting operating expenses continued to grow throughout 2019. The Company expected sales orders, shipments, and overall revenue to continue to grow in 2020, which would have necessitated similar levels of operating expenses in 2020. Although the
COVID-19
pandemic impacted revenue throughout the six months ended June 30, 2020, the Company began to implement significant reductions to operating expenses in April 2020. Steps taken to reduce operating expenses included cutting non-essential
travel, implementing employee furloughs and terminations, reducing employee salaries by 10%, and cancelling most in-person
trade shows. The Company will continue to monitor the timing of when these measures may be reversed based on the impact that
COVID-19
has on the Company’s revenues.

Three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019	Change	Change %
Operating expenses:
Engineering and product development	$1,878	$2,139	$(261)	(12.2)%
Marketing and sales	2,631	3,120	(489)	(15.7)%
General and administrative	2,110	1,858	252	13.6%
Amortization and depreciation	49	67	(18)	(26.9)%

Total operating expenses	$6,668	$7,184	$(516)	(7.2)%

Operating expenses decreased by approximately $0.5 million, or 7.2%, from $7.2 million in the three months ended June 30, 2019 to $6.7 million in the three months ended June 30, 2020. The Company took steps during the three-month period ended June 30, 2020 to reduce operating expenses, including cutting non-essential
travel, implementing employee furloughs and terminations, reducing employee salaries by 10%, and cancelling most in-person
trade shows.
The Company will continue to monitor the timing of when any of these measures can be reversed based on the impact that
COVID-19
has on the Company’s revenues. The decrease in operating expenses was also due to the $0.3 million Employee Retention Credit that the Company recorded pursuant to the CARES Act.
Engineering and Product Development
. Engineering and product development costs decreased by approximately $0.3 million, or 12.2%, from $2.1 million for the three months ended June 30, 2019 to $1.9 million for the three months ended June 30, 2020. Detection engineering and product development costs decreased by $0.1 million from $1.5 million for the three months ended June 30, 2019 to $1.4 million for the three months ended June 30, 2020. Therapy engineering and product development costs decreased $0.1 million, from $0.6 million in the three months ended June 30, 2019 to $0.5 million for the three months ended June 30, 2020. The decreases were due primarily to decreased personnel costs.
Marketing and Sales
. Marketing and sales expenses decreased by approximately $0.5 million, or 15.7%, from $3.1 million in the three months ended June 30, 2019 to $2.6 million in the three months ended June 30, 2020. Detection marketing and sales expense decreased by $0.2 million, from $2.1 million in the three months ended June 30, 2019 to $1.9 million in the three months ended June 30, 2020. This included a credit of $0.1 million Employee Retention Credit pursuant to the CARES Act. Therapy marketing and sales expense decreased by $0.3 million, from $1.0 million in the three months ended June 30, 2019 to $0.7 million in the three months ended June 30, 2020. The decrease in both Detection and Therapy marketing and sales expense is due primarily to (i) decreased personnel costs and commissions as a result of the Company’s
COVID-19
related cost-cutting efforts, and (ii) the Employee Retention Credit.
General and Administrative
. General and administrative expenses increased by approximately $0.2 million, or 13.6%, from $1.9 million in the three months ended June 30, 2019 to $2.1 million for the three months ended June 30, 2020. The increase is due primarily to increases in stock compensation expense and legal costs offset by a decrease in personnel costs.

Amortization and Depreciation.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, decreased by approximately $18,000, or 26.9% from $67,000 for the three months ended June 30, 2019 to $49,000 for the three months ended June 30, 2020.
Six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019	Change	Change %
Operating expenses:
Engineering and product development	$4,089	$4,266	$(177)	(4.1)%
Marketing and sales	6,239	5,693	546	9.6%
General and administrative	4,642	3,404	1,238	36.4%
Amortization and depreciation	101	137	(36)	(26.3)%

Total operating expenses	$15,071	$13,500	$1,571	11.6%

Operating expenses increased by approximately $1.6 million, or 11.6%, from $13.5 million in the six months ended June 30, 2019 to $15.1 million in the six months ended June 30, 2020. Although the Company implemented cost-cutting measures related to
COVID-19
and was able to achieve a reduction in operating expenses during the three months ended June 30, 2020, there were still no such measures related to
COVID-19
in the three months ended March 31, 2020, resulting in an overall increase in operating expenses for the six months ended June 30, 2020. The increase in operating expenses was also offset by the $0.3 million Employee Retention Credit that the Company recorded in the quarter ended June 30, 2020 pursuant to the CARES Act.
Engineering and Product Development
. Engineering and product development costs decreased by approximately $0.2 million, or 4.1%, from $4.3 million for the six months ended June 30, 2019 to $4.1 million for the six months ended June 30, 2020. Detection engineering and product development costs decreased by $0.2 million, from $3.0 million for the six months ended June 30, 2019 to $2.8 million for the six months ended June 30, 2020, due primarily to decreased personnel costs. Therapy engineering and product development costs remained at approximately $1.3 million in the six-months
ended June 30, 2019 and 2020.
Marketing and Sales
. Marketing and sales expenses increased by approximately $0.5 million, or 9.6%, from $5.7 million in the six months ended June 30, 2019 to $6.2 million in the six months ended June 30, 2020. Detection marketing and sales expense increased by $0.5 million, from $3.8 million in the six months ended June 30, 2019 to $4.3 million in the six months ended June 30, 2020. Therapy marketing and sales expense remained flat at $1.9 million in the six months ended June 30, 2019 and 2020.

The increase in Detection marketing and sales expense is due primarily to increased personnel costs and commissions, which were incurred prior to implementation of cost-cutting measures prompted by the
COVID-19
pandemic. The increase was also offset by the Employee Retention Credit of $0.1 million in Marketing and sales between the Detection and Therapy segments.
General and Administrative
. General and administrative expenses increased by approximately $1.2 million, or 36.4%, from $3.4 million in the six months ended June 30, 2019 to $4.6 million for the six months ended June 30, 2020. The increase is due primarily to increases in stock compensation expense and legal costs, and was offset by cost-cutting measures prompted by the
COVID-19
pandemic.
Amortization and Depreciation.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, decreased by approximately $36,000, or 26.3% from $137,000 for the six months ended June 30, 2019 to $101,000 for the three months ended June 30, 2020.
Other Income and Expense: (in thousands)
Three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019	Change	Change %
Interest expense	$(115)	$(202)	$87	(43.1)%
Other income	33	64	(31)	(48.4)%
Loss on fair value of debentures	—	(1,915)	1,915	(100.0)%

	$(82)	$(2,053)	$1,971	(96.0)%

Tax benefit (expense)	(5)	(19)	14	(73.7)%
Interest expense
. Interest expense decreased by approximately $0.1 million, or 43.1%, from $0.2 million for the three months ended June 30, 2019 to $0.1 million for the three months ended June 30, 2020. The decrease is due primarily to the interest on the Company’s loans with Silicon Valley Bank (“SVB”) and Western Alliance Bank (the “Bank”).
Other income
. Other income decreased by approximately $31,000, or 48.4%, from $64,000 for the three months ended June 30, 2019 to $33,000 for the three months ended June 30, 2020. The decrease resulted primarily from lower cash balances in interest-generating accounts and investments.
Loss on fair value of debentures
. The Company recorded a loss of approximately $1.9 million in the three months ended June 30, 2019, which reflected an increase in the fair value of the unsecured subordinated convertible debentures issued in December 2018 (the

“Convertible Debentures”) from $9.5 million at March 31, 2019 to $11.4 million at June 30, 2019. Upon the consummation of the forced conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity during the three-month ending March 31, 2020. As a result of the forced conversion there was no fair value adjustment for the three months ended June 30, 2020.
Tax expense
. Tax expense decreased by approximately $14,000, or 73.7%, from $19,000 for the three months ended June 30, 2019 to $5,000 for the three months ended June 30, 2020. Tax expense is due primarily to state non-income
and franchise-based taxes.
Six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019	Change	Change %
Interest expense	$(245)	$(411)	$166	(40.4)%
Other income	75	123	(48)	(39.0)%
Loss on fair value of debentures	(7,464)	(4,440)	(3,024)	68.1%

	$(7,634)	$(4,728)	$(2,906)	61.5%

Tax expense	$(31)	$(27)	$(4)	14.8%
Interest expense
. Interest expense decreased by approximately $0.2 million, or 40.4%, from $0.4 million for the six months ended June 30, 2019 to $0.2 million for the six months ended June 30, 2020. The decrease is due primarily to the interest on the Company’s loans with SVB and the Bank.
Other income
. Other income decreased by approximately $48,000, or 39%, from $123,000 for the six months ended June 30, 2019 to $75,000 for the six months ended June 30, 2020. The decrease resulted primarily from lower cash balances in interest-generating accounts and investments.
Loss on fair value of debentures
. The Company recorded a loss of approximately $7.5 million in the six months ended June 30, 2020, which reflected an increase in the fair value of the Convertible Debentures from $13.7 million at December 31, 2019 to $21.2 million as of February 21, 2020. The Company recorded a loss of approximately $1.9 million in the six months ended June 30, 2019, which reflected an increase in the fair value of Convertible Debentures from $9.5 million at March 31, 2019 to $11.4 million at June 30, 2019. Upon the consummation of the forced conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity. As a result of the forced conversion, there was no fair value adjustment for the three months ended June 30, 2020. The Convertible Debenture balance as of June 30, 2020 was $0.
Loss on extinguishment of debt
: The Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the loan with SVB. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, the $114,000 termination fee, $42,000 for the unamortized and other closing costs. There were no such costs in 2019.

Tax expense
. Tax expense increased by approximately $4,000, or 14.8%, from $27,000 for the six months ended June 30, 2019 to $31,000 for the six months ended June 30, 2020. Tax expense is due primarily to state non-income
and franchise-based taxes.
Liquidity and Capital Resources
The Company’s cash on hand includes proceeds from the Loan and Security Agreement entered into with the Bank on March 31, 2020. The Company and the Bank amended the Loan and Security Agreement on June 22, 2020 (as amended, the “Loan Agreement”). The Loan Agreement includes certain financial covenants tied to minimum revenue and the ratio of the Company’s unrestricted cash at the Bank to its indebtedness under the Loan Agreement. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to maintain compliance with the covenants under the Loan Agreement. If at any point the Company is not in compliance with certain covenants and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date.
Even if an event of default were to occur under the Loan Agreement, the Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $24.2 million and anticipated revenue and cash collections. The Company has also entered into an at-the-market
offering program with JMP Securities (the “ATM”) to provide for additional potential liquidity. The Company’s ATM facility provides for the sale of common stock having a value of up to $25.0 million. As of June 30, 2020, no sales had been made pursuant to the ATM facility and $25.0 million in capacity remains under the facility.
On April 27, 2020, the Company issued 1,562,500 shares of common stock to several institutional investors at a price of $8.00 per share in a registered direct offering. The gross proceeds of the offering were approximately $12.5 million, and the Company received net proceeds of approximately $12.3 million.
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

As of June 30, 2020, the Company has 22,874,441 shares of common stock issued and outstanding, and 432,021 shares reserved for future issuance, out of 30,000,000 authorized shares of common stock. Given this relatively limited number of shares available for issuance in a capital markets transaction, the Company may not be able to raise significant financing through a capital markets transaction and accordingly, the Company will seek approval from its stockholders to amend its Certificate of Incorporation to increase its authorized shares of common stock at a later date and subject to the filing with the SEC of a proxy statement and solicitation of stockholder approval. The Company will incur additional costs and expenses in seeking approval for such amendment and as a result of the failure to obtain valid approval of a related amendment at its earlier stockholder meeting. The Company will continue to closely monitor its liquidity and the capital and credit markets.
As of June 30, 2020, the Company had current assets of $35.7 million including $24.2 million of cash and cash equivalents. Current liabilities are $12.8 million and working capital is $22.9 million. The ratio of current assets to current liabilities is 2.79:1.

	For the six-months ended June 30,
	2020	2019
	(in thousands)
Net cash used for operating activities	$(3,573)	$(2,404)
Net cash used for investing activities	(186)	(143)
Net cash provided by financing activities	12,671	9,929

Decrease in cash and equivalents	$8,912	$7,382

Net cash used for operating activities for the
six-month
period ended June 30, 2020 was $3.6 million, compared to net cash used for operating activities of $2.4 million for the six-month
period ended June 30, 2019. The net cash used for operating activities for the six-month
period ended June 30, 2020 resulted primarily from our net loss as adjusted for non-cash
items, and was reduced by working capital changes resulting from decreases in accounts receivable offset by increases in inventory and decreases in in accounts payable and accrued expenses. We expect that net cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts and the timing of other payments.
Net cash used for investing activities for the
six-month
period ended June 30, 2020 was $186,000, compared to $143,000 for the six-month
period ended June 30, 2019. The net cash used for investing activities for the six-month
period ended June 30, 2020 is primarily for purchases of property and equipment.
Net cash provided by financing activities for the
six-month
period ended June 30, 2020 was $12.7 million, compared to $9.9 million for the six-month
period ended June 30, 2019. Net cash provided by financing activities for the six-month
period ended June 30, 2020 is primarily from the $12.3 million in net proceeds from the issuance of common stock and $7.0 million from the Loan Agreement with the Bank, offset by $4.6 million in repayment of the term loan with SVB and $2.0 million in repayment of the revolving loan with SVB. Cash provided by financing activities for the six months ended June 30, 2019 is due primarily to cash from the issuance of common stock. In June 2019, the Company completed an underwritten public offering of approximately $1.9 million shares of common stock. The Company received net proceeds of approximately $9.4 million after deducting underwriting and other offering expenses.
Contractual Obligations
The Company had the following commitments as of June 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$2,496,532	$922,858	$1,564,314	$9,360	$—
Finance Lease Obligations	4,683	4,683	—	—	—
Settlement Obligations	463,262	463,262	—	—	—
Notes Payable	8,039,336	372,604	5,312,740	2,353,992	—
Other Commitments	4,456,329	4,456,329	—	—	—

Total Contractual Obligations	$15,460,143	$6,219,737	$6,877,054	$2,363,352	$—

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
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2020, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
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
and have determined there are no changes in its internal controls over financial reporting during the quarter ended June 30, 2020, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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
In addition to the forgoing, the Company may be party to various legal matters that are in the process of litigation or settled in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on our financial condition. However, such matters could have a material adverse effect on our operating results and cash flows for a particular period.

Item 1A.	Risk Factors:
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. In addition to the risk factor below, factors that have affected our Company are described in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2019 as filed with the SEC on March 11, 2020 and are incorporated by reference herein.
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
COVID-19,
many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the potential impact of the
COVID-19
pandemic on our continuing operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the quarter ending June 30, 2020 reflect a negative impact from the
COVID-19
pandemic as the typical sales cycle and ordering patterns were still disrupted due to healthcare facilities’ additional focus on
COVID-19.
Although we do not provide guidance to investors relating to our results of operations, our results for the quarter ending September 30, 2020, and possibly future quarters, could reflect a negative impact from the
COVID-19
pandemic for similar reasons. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain.
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
COVID-19
pandemic.

Item 6.	Exhibits

Exhibit No.	Description

10.1*†	First Amendment to Loan and Security Agreement, dated June 16, 2020, between iCAD, Inc., Xoft, Inc., Xoft Solutions LLC and Western Alliance Bank.

10.2	Form of Securities Purchase Agreement, dated as of April 23, 2020, between iCAD, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.3	Amendment to Employment Agreement, dated May 26, 2020, between iCAD, Inc. and Michael Klein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.4	Employment Agreement, dated May 26, 2020, between iCAD, Inc. and Stacey Stevens (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.5	Employment Agreement, dated May 26, 2020, between iCAD, Inc. and R. Scott Areglado (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.6	Employment Agreement, dated May 26, 2020, between iCAD, Inc. and Jonathan Go (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 29, 2020).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) Stockholders’ Equity for the three and six-month period ended June 30, 2020 and 2019 and (v) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith
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

iCAD, Inc.
(Registrant)

Date : August 7, 2020	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date : August 7, 2020	By:	/s/ R. Scott Areglado
	Name:	R. Scott Areglado
	Title:	Chief Financial Officer
(Principal Financial Officer)