Form 10-Q
period 2020-09-30
ICAD INC
filed 2020-11-06
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act)    YES  ☐    NO  ☒.
As of the close of business on November 1, 2020, there were

22,993,102
shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except for share data)

	September 30,	December 31,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$22,633	$15,313
Trade accounts receivable, net of allowance for doubtful accounts of $216 in 2020 and $136 in 2019	8,376	9,819
Inventory, net	3,146	2,611
Prepaid expenses and other current assets	1,662	1,453

Total current assets	35,817	29,196

Property and equipment, net of accumulated depreciation of $6,716 in 2020 and $6,510 in 2019	620	551
Operating lease assets	1,945	2,406
Other assets	101	50
Intangible assets, net of accumulated amortization of $8,418 in 2020 and $8,186 in 2019	962	1,183
Goodwill	8,362	8,362

Total assets	$47,807	$41,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,084	$1,990
Accrued and other expenses	4,679	6,590
Notes payable - current portion	994	4,250
Lease payable - current portion	822	758
Deferred revenue	5,644	5,248

Total current liabilities	14,223	18,836

Lease payable, long-term portion	1,287	1,837
Notes payable, long-term portion	6,729	2,003
Convertible debentures payable to non-related parties, at fair value	—	12,409
Convertible debentures payable to related parties, at fair value	—	1,233
Deferred revenue, long-term portion	219	356
Deferred tax	4	3

Total liabilities	22,462	36,677

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ 0.01 par value: authorized 30,000,000 shares; issued 23,155,482 as of September 30, 2020 and 19,546,151 as of December 31, 2019. Outstanding 22,969,651 as of September 30, 2020 and 19,360,320 as of December 31, 2019.	231	195
Additional paid-in capital	266,861	230,615
Accumulated deficit	(240,332)	(224,324)
Treasury stock at cost, 185,831 shares in 2020 and 2019	(1,415)	(1,415)

Total stockholders’ equity	25,345	5,071

Total liabilities and stockholders’ equity	$47,807	$41,748

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Products	$4,538	$5,156	$11,220	$13,331
Service and supplies	2,591	2,701	8,027	8,628

Total revenue	7,129	7,857	19,247	21,959
Cost of revenue:
Products	1,345	809	2,899	2,134
Service and supplies	667	891	2,169	2,466
Amortization and depreciation	92	103	287	297

Total cost of revenue	2,104	1,803	5,355	4,897

Gross profit	5,025	6,054	13,892	17,062

Operating expenses:
Engineering and product development	1,849	2,485	5,938	6,751
Marketing and sales	2,979	3,588	9,218	9,281
General and administrative	1,834	1,872	6,476	5,276
Amortization and depreciation	52	69	153	206

Total operating expenses	6,714	8,014	21,785	21,514

Loss from operations	(1,689)	(1,960)	(7,893)	(4,452)

Interest expense	(115)	(193)	(360)	(604)
Other income	10	103	85	226
Loss on extinguishment of debt	—	—	(341)	—
Loss on fair value of convertible debentures	—	(900)	(7,464)	(5,340)

Other expense, net	(105)	(990)	(8,080)	(5,718)
Loss before income tax expense	(1,794)	(2,950)	(15,973)	(10,170)

Tax expense	(3)	(6)	(34)	(33)

Net loss and comprehensive loss	$(1,797)	$(2,956)	$(16,007)	$(10,203)

Net loss per share:
Basic	$(0.08)	$(0.15)	$(0.73)	$(0.57)

Diluted	$(0.08)	$(0.15)	$(0.73)	$(0.57)

Weighted average number of shares used in computing loss per share:
Basic	23,173	19,284	21,827	18,049

Diluted	23,173	19,284	21,827	18,049

See accompanying notes to

condensed
consolidated
financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months ended September 30,

	2020	2019
	(in thousands)
Cash flow from operating activities:
Net loss	$(16,007)	$(10,203)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of Intangible Assets	234	283
Depreciation	206	220
Bad debt provision	80	62
Stock-based compensation	2,542	856
Amortization of debt discount and debt costs	65	109
Loss on extinguishment of debt	341	—
Deferred tax expense	1	—
Change in fair value of convertible debentures	7,464	5,340
Changes in operating assets and liabilities:
Accounts receivable	1,151	(1,672)
Inventory	(535)	(800)
Prepaid and other current assets	69	165
Accounts payable	96	101
Accrued expenses	(2,322)	837
Deferred revenue	532	(70)

Total adjustments	9,924	5,431

Net cash used for operating activities	(6,083)	(4,772)

Cash flow from investing activities:
Additions to patents, technology and other	(11)	(8)
Additions to property and equipment	(275)	(211)

Net cash used for investing activities	(286)	(219)

Cash flow from financing activities:
Issuance of common stock pursuant to stock option plans	415	1,396
Issuance of common stock pursuant to Employee Stock Purchase Plan	209	—
Taxes paid related to restricted stock issuance	(225)	(106)
Principal payments of capital lease obligations	—	(10)
Principal repayment of debt financing	(4,638)	(1,400)
Proceeds from Line of Credit	775	1,000
Repayment to Line of Credit	(2,000)	—
Proceeds from debt financing	6,957	—
Debt issuance costs	22	—
Proceeds from issuance of common stock, net	12,174	9,353

Net cash provided by financing activities	13,689	10,233

Increase in cash and equivalents	7,320	5,242
Cash and cash equivalents, beginning of period	15,313	12,185

Cash and cash equivalents, end of period	$22,633	$17,427

Supplemental disclosure of cash flow information:
Interest paid	$127	$404

Taxes paid	$34	$33

Issuance of stock upon conversion of debentures	21,164	—

Right-of-use assets obtained in exchange for new operating lease liabilities	$69	$2,641

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Stockholders’ Equity Year to Date
(In thousands except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
	Number of Shares Issued	Par Value

Balance at December 31, 2019	19,546,151	$196	$230,615	$(224,325)	$(1,415)	$5,071

Issuance of common stock relative to vesting of restricted stock	97,830	—	(225)			(225)

Issuance of common stock pursuant to stock option plans	94,678	1	416	—	—	417

Stock Issuance Net	1,562,500	16	12,158	—	—	12,174

Issuance of common stock pursuant Employee Stock Purchase Plan	34,857		209			209

Issuance of stock upon conversion of Debentures	1,819,466	18	21,146	—	—	21,164

Stock-based compensation	—	—	2,542			2,542

Net loss	—	—	—	(16,007)	—	(16,007)

Balance at September 30, 2020	23,155,482	$231	$266,861	$(240,332)	$(1,415)	$25,345

Consolidated Statements of Stockholders’ Equity Quarter to Date
(In thousands except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
	Number of Shares Issued	Par Value

Balance at June 30, 2020	23,060,272	$231	$266,211	$(238,535)	$(1,415)	$26,492

Issuance of common stock relative to vesting of restricted stock	29,106	—	(94)	—	—	(94)

Issuance of common stock pursuant to stock option plans	49,712	—	185	—	—	185

Stock Issuance Net	—	—	—	—	—	—

Issuance of common stock pursuant Employee Stock Purchase Plan	16,392	—	94	—	—	94

Issuance of stock upon conversion of Debentures	—	—	—	—	—	—

Stock-based compensation	—	—	465	—	—	465

Net loss	—	—	—	(1,797)	—	(1,797)

Balance at September 30, 2020	23,155,482	$231	$266,861	$(240,332)	$(1,415)	$25,345

iCAD, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity Year to Date
(In thousands except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
	Number of Shares Issued	Par Value

Balance at December 31, 2018	17,066,510	$171	$218,914	$(210,774)	$(1,415)	$6,896

Issuance of common stock relative to vesting of restricted stock shares forfeited for tax obligations	122,993	1	(106)	—	—	(106)

Issuance of common stock pursuant to stock option plans	428,980	4	1,392	—	—	1,396

Stock Issuance net of issuance costs	1,881,818	19	9,334			9,353

Stock-based compensation	—	—	856	—	—	856

Net loss	—	—	—	(10,203)	—	(10,203)

Balance at September 30, 2019	19,500,301	$195	$230,390	$(220,977)	$(1,415)	$8,192

Consolidated Statements of Stockholders’ Equity Quarter to Date
(In thousands except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
	Number of Shares Issued	Par Value

Balance at June 30, 2019	19,447,763	$194	$230,141	$(218,021)	$(1,415)	$10,899

Issuance of common stock relative to vesting of restricted stock shares forfeited for tax obligations	51,871	1	(91)	—	—	(91)

Issuance of common stock pursuant to stock option plans	667	—	—	—	—	—

Stock-based compensation			340			340

Net loss	—	—	—	(2,956)	—	(2,956)

Balance at September 30, 2019	19,500,301	$195	$230,390	$(220,977)	$(1,415)	$8,192

Notes to Condensed Consolidated Financial Statements:
Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of iCAD, Inc. and subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2020, the results of operations of the Company for the three and nine-month periods ended September 30, 2020 and 2019, cash flows of the Company for the nine-month periods ended September 30, 2020 and 2019 and stockholders’ equity for the Company for the three and nine-month periods ended September 30, 2020 and 2019.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10
-
K for the fiscal year ended December 31, 2019 filed with the SEC on March 11, 2020. The results for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020, or any future period.
Segments
The Company reports the results of two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of advanced image analysis and workflow products. The Therapy segment consists of radiation therapy (“Axxent”) products.
Risk and Uncertainty
On March 12, 2020, the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of the
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, the Company’s operations have been materially affected in part due to stay-at-home
and social distancing orders as well as uncertainty in the market. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on the Company’s operations and on the global economy as a whole.

It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past will have an adverse effect on the Company’s ability to access capital, on its business, results of operations and financial condition, and on the market price of its common stock.
The impact of the
COVID-19
pandemic is also relevant to the covenants contained in the Company’s loan and security agreement
, as amended (the “Loan Agreement”),
with Western Alliance Bank (the “Bank”), as described in Note 4(
a). The Loan Agreement
requires the Company to satisfy
a
minimum revenue covenant or maintain a ratio of (x) unrestricted cash at the Bank to (y) the aggregate total of indebtedness owed to the Bank, equal to or greater than
1.25
to
1.00
.
If at any point the Company is not in compliance with at least one of these and certain other covenants and is unable to obtain an amendment or waiver from the Bank
, such noncompliance may result in an event of default under the Loan Agreement, which could result in acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. However, the Company believes that even if an event of default were to occur, the Company’s current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of
$
22.6
 million and anticipated revenue and cash collections.

However, the resurgence of the
COVID-19
pandemic could affect our liquidity.
The Company’s results for the quarter ending September 30, 2020 reflect a negative impact from the
COVID-19
pandemic, as the typical sales cycle and ordering patterns were still disrupted due to some healthcare facilities’ additional focus on
COVID-19.
Although the Company does not provide guidance to investors relating to its future results of operations, its results for the quarter ending December 31, 2020, and possibly future quarters, could reflect a continuing negative impact from the
COVID-19
pandemic for similar reasons. Depending upon the duration and severity of the pandemic, the continuing effect on the Company’s results over the long term is uncertain.
Although the Company did not see any material impact to trade accounts receivable losses in the quarter ended September 30, 2020, the Company’s exposure may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current
COVID-19
pandemic, or other customer-specific factors. The Company has historically not experienced significant trade account receivable losses, but it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as hospitals’ cash flows are impacted by their response to the
COVID-19
pandemic.
Recently Adopted Accounting Pronouncements
There are no significant recently adopted accounting pronouncements. For a full list of the Company’s response to all relevant recent accounting pronouncements, please refer to Note 13 below.

Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these goods or services and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.
Disaggregation of Revenue
The following tables presents
the Company’s
revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel, reconciled to its
reportable segments (in thousands).

	Three months ended September 30, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,889	$1,038	$4,927
Service contracts	1,400	347	1,747
Supply and source usage agreements	—	444	444
Professional services	—	9	9
Other	2	—	2

	$5,291	$1,838	$7,129

Timing of Revenue Recognition
Goods transferred at a point in time	$3,889	$1,051	$4,940
Services transferred over time	1,402	787	2,189

	$5,291	$1,838	$7,129

Sales Channels
Direct sales force	$2,904	$857	$3,761
OEM partners	2,387	—	2,387
Channel partners	—	981	981

	$5,291	$1,838	$7,129

	Nine months ended September 30, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$9,690	$2,959	$12,649
Service contracts	4,151	1,079	5,230
Supply and source usage agreements	—	1,305	1,305
Professional services	—	20	20
Other	43	—	43

	$13,884	$5,363	$19,247

Timing of Revenue Recognition
Goods transferred at a point in time	$9,731	$3,039	$12,770
Services transferred over time	4,153	2,324	6,477

	$13,884	$5,363	$19,247

Sales Channels
Direct sales force	$7,785	$3,131	$10,916
OEM partners	6,099	—	6,099
Channel partners	—	2,232	2,232

	$13,884	$5,363	$19,247

	Three months ended September 30, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$4,749	$841	$5,590
Service contracts	1,336	446	1,782
Supply and source usage agreements	—	465	465
Professional services	—	18	18
Other	2	—	2

	$6,087	$1,770	$7,857

Timing of Revenue Recognition
Goods transferred at a point in time	$4,749	$892	$5,641
Services transferred over time	1,338	878	2,216

	$6,087	$1,770	$7,857

Sales Channels
Direct sales force	$3,467	$1,280	$4,747
OEM partners	2,620	—	2,620
Channel partners	—	490	490

	$6,087	$1,770	$7,857

	Nine months ended September 30, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$11,347	$3,410	$14,757
Service contracts	4,012	1,437	5,449
Supply and source usage agreements	—	1,528	1,528
Professional services	—	59	59
Other	105	61	166

	$15,464	$6,495	$21,959

Timing of Revenue Recognition
Goods transferred at a point in time	$11,347	$3,668	$15,015
Services transferred over time	4,117	2,827	6,944

	$15,464	$6,495	$21,959

Sales Channels
Direct sales force	$8,441	$4,793	$13,234
OEM partners	7,023	—	7,023
Channel partners	—	1,702	1,702

	$15,464	$6,495	$21,959

Products.
Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators (including disposable applicators) and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.
Service Contracts.
The Company sells service contracts in which it provides professional services
,
including product installations, maintenance, training, and service repairs, and in certain cases leases equipment, to hospitals, imaging centers, radiology practices, radiation oncologists and treatment centers. These contracts
represent separate performance obligations to the Company. The Company allocates revenue to each performance obligation based on the Standalone Selling Price (“SSP”). Revenue for lease and non-lease
components, or the entire arrangement when accounted for under ASC 606,
“Revenue from Contracts with Customers” (“ASC 606”),
is recognized on a straight-line basis over the term of the agreement. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.
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
Other.
Other revenue consists primarily of miscellaneous products and services. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer or the installation services are performed
.
Contract Balances
Contract liabilities are a component of deferred revenue, and contract assets are a component of prepaid and other current assets. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers (in thousands).

Contract balances
Balance at September 30, 2020
Receivables, which are included in “Trade accounts receivable”	$8,376
Contract assets, which are included in “Prepaid and other current assets”	7
Contract liabilities, which are included in “Deferred revenue”	5,863
Timing of revenue recognition may differ from timing of invoicing of
customers. The Company records a receivable when revenue is recognized prior to receipt of cash payment and the Company has the unconditional right to such consideration, or unearned revenue when cash payments are received or due in advance of performance. For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual service period.
The Company’s accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $8.4 million and $9.8 million as of September 30, 2020 and December 31, 2019, respectively.
The Company will record a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company has classified the contract asset balance as a component of prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019. The contract asset balance was $7,000 as of September 30, 2020 and $14,000 as of December 31, 2019.
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

The balance of deferred revenue at September 30, 2020 and December 31, 2019 is as follows (in thousands):

Contract liabilities	September 30, 2020	December 31, 2019
Short term	$5,644	$5,248
Long term	219	356

Total	$5,863	$5,604

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Nine Months Ended September 30, 2020
Balance at beginning of period	$5,604
Deferral of revenue	8,092
Recognition of deferred revenue	(7,833)

Balance at end of period	$5,863

We expect to recognize approximately $3.2 million of the deferred amount
in 2020, $2.5 million in 2021, and $0.2 million thereafter.
Note 2 – Net Loss per Common Share
The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(1,797)	$(2,956)	$(16,007)	$(10,203)

Shares used in the calculation of basic and diluted net loss per share	23,173	19,284	21,827	18,049

Diluted shares used in the calculation of net loss per share	23,173	19,284	21,827	18,049

Net loss per share - basic and dilute d	$(0.08)	$(0.15)	$(0.73)	$(0.57)

The shares of the Company’s common stock issuable upo
n
 the exercise of convertible securities, stock options and vesting of restricted stock that were excluded from the calculation of dilute
d
 net loss per share because their effect would have been antidilutive are as follows:

	As of September 30,
	2020	2019
Stock options	1,971,704	1,509,292
Restricted stock	29,166	191,909
Convertible Debentures	—	1,742,500

Total	2,000,870	3,443,701

Note 3 – Inventory
Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in,
first-out
method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors.
Inventory

consisted of the following (in thousands) and
includes

an inventory reserve of approximately $0.2 million and $0.5 million as of September 30, 2020 and December 31, 2019, respectively.

	As of September 30, 2020	As of December 31, 2019
Raw materials	$1,422	$1,572
Work in process	324	39
Finished Goods	1,629	1,469

Inventory Gross	3,375	3,080
Inventory Reserve	(229)	(469)

Inventory Net	$3,146	$2,611

Note 4 – Financing Arrangements
(a) Loan and Security Agreement – Western Alliance Bank
On March 30, 2020, the Company entered into
the
Loan Agreement with the Bank that provided an initial term loan (“Term Loan”) facility of $7.0 million and a $5.0 million revolving line of credit.
The Loan Agreement was amended effective June 16, 2020. The Loan Agreement requires the Company to either (i) meet a minimum revenue covenant, or (ii) maintain a ratio of unrestricted cash at the Bank to aggregate indebtedness owed to the Bank of at least 1.25 to 1.00. The Company was compliant with these covenants as of September 30, 2020 but cannot provide any assurance as to its future compliance due to, in part, the uncertainty of the effect of the
COVID-19
pandemic on the world economy and the U.S. health system.
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
with its earlier covenants.
Interest in arrears on the Term Loan began to be repaid on April 1, 2020 and will continue to be paid on the first of each successive month thereafter until the principal repayment starts. Commencing on the principal repayment date of September 1, 2021 (or March 1, 2022 if the Company achieves a specified revenue target for any trailing six-month
period prior to December 31, 2020) and continuing on the first day of each month thereafter, the Company will
make equal monthly payments of principal, together with applicable interest in arrears, to the Bank. The interest rate is set at 1% above the Prime Rate
,
which

is defined in the Loan Agreement as the greater of 4.25% or the Prime Rate published in the Money Rates section of the Western Edition of the Wall Street Journal. The Prime Rate as of September 30, 2020 was 3.25%.
The Company has the option to prepay all, but not less than all, of the Term Loan advanced by the Bank under the Loan Agreement. The Company prepayment is subject to payment of (1) all outstanding principal of the Term Loan plus accrued and unpaid interest thereon through the prepayment date, (2) the final payment ($122,500 or 1.75% of the original loan amount), (3) a prepayment fee (3% of the principal balance if prepaid prior to first March 30, 2021, 2%
of
principal
if
prepaid after March 30, 2021 but before June 30, 2022, or 1% of principal if prepaid after March 30, 2022) plus (4) all other obligations that are due and payable, including the
Bank’s expenses and interest at the default rate with respect to any past due amounts.

The Company drew $
775,000
against its revolving line of credit as of September 30, 2020. The interest rate on such borrowings is three quarters-percent
(0.75%) above the Prime Rate
as defined above or
4.0
%. The Company paid back this borrowing on October 5, 2020.
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
The maturity date of the revolving loan is March 30, 2022.
(b) Loan and Security Agreement – Silicon Valley Bank
On August 7, 2017, the Company entered into a Loan and Security Agreement, which has since been modified several times through November 1, 2019 (as amended, the “SVB
Loan Agreement
”),
with Silicon
Valley Bank that provided an initial term loan facility of $6.0 million and a $4.0 million revolving line of credit.
On March 30, 2020, the Company elected to repay all outstanding obligations (including accrued interest) and retire the SVB Loan Agreement. The Company accounted for this repayment and retirement as an extinguishment of the SVB Loan Agreement. In addition to the outstanding principal and accrued interest, the Company was required to pay the $510,000 final payment, a termination fee of $114,000 and other costs totaling $10,000. The Company also wrote off unamortized original closing costs as of the extinguishment date. The Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the SVB Loan Agreement. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, $114,000 termination fee, and $42,000 of
unamortized and other closing costs.
(c) Convertible Debentures
On December 20, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited investors (the “Investors”), including
, but not limited to, all directors and executive officers of the Company at the time
,
pursuant to which the Investors purchased unsecured subordinated convertible debentures (the “Convertible Debentures”) with an aggregate principal amount of approximately $7.0 million in a private placement.
On February 21, 2020 (the “Conversion Date”), the conditions permitting a forced conversion were met, and the Company elected to exercise its forced conversion right under the terms of the Convertible Debentures.
As a result of this election, all of the outstanding Convertible Debentures were converted, at a conversion price of $4.00 per share, into 1,742,500 shares of the Company’s common stock. In accordance with the make-whole provisions in the Convertible Debentures, the Company also issued an additional
76,966
shares of
its
common stock. The make-whole amount represented the total interest which would have accrued through the maturity date of the Convertible Debentures, less the amounts previously paid, totaling $
697,000
. The conversion prices related to the make-whole amount were dependent on whether the Investors were related parties or unrelated third parties.
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
The simulation utilized the assumptions that if the Company was able to exercise its forced conversion right (if the requirements to do so were met), that it would do so in 100% of such scenarios. Additionally, if an event of default occurred during the simulated trial (based on the Company’s probability of default), the Investors would opt to redeem the Convertible Debentures in 100% of such scenarios. If neither event occurred
during a simulated trial, the simulation assumed that the Investor would hold the Convertible Debentures until the maturity date. The value of the cash flows associated with each potential settlement were discounted to present value in each trial based on either the risk-free rate (for an equity settlement) or the effective discount rate (for a redemption or cash settlement).
The Company also recorded a final adjustment to the Convertible Debentures based on their fair value on the Conversion Date, just prior to the forced conversion being completed. Given that the Company’s prior simulation model included the assumption that the Company would elect to force conversion in 100% of scenarios when the requirements were met, the final valuation was based on the actual results of the forced conversion. As such, the Company based the final fair value adjustment to the Convertible Debentures just prior to conversion on the number of shares of common stoc
k
 that were issued to the Investors upon conversion and the fair value of the Company’s common stock as of the Conversion Date.

The Company notes that the key inputs to the valuation models that were utilized to estimate the fair value of the Convertible Debentures included:

Input	December 31, 2019	February 21, 2020
Company’s stock price	$7.77	$11.64
Conversion price	4.00	4.00
Remaining term (years)	1.97	0.00
Equity volatility	49.00%	N/A
Risk free rate	1.57%	N/A
1 Probabilty of default event	0.45%	N/A
1 Utilization of Forced Conversion (if available)	100.00%	100.00%
1 Exercise of Default Redemption (if available)	100.00%	N/A
1 Effective discount rate	18.52%	N/A

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
The Company recorded a loss from the change in fair value of the Convertible Debentures of approximately $7.5 million for period through the
C
onversion
D
ate which
is
 described in the additional fair value disclosures related to the Convertible Debentures in Note 8.
Upon the consummation of the
forced conversion
,
the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity.
(d) Principal and Interest Payments Related to Financing Arrangements
Future principal, interest payments, and final payment related to the Loan Agreement are as follows (in thousands):

Fiscal Year	Amount Due
2020	$94
2021	1,238
2022	2,875
2023	2,735
2024	1,003

Total	$7,945

The following amounts are included in interest expense in
the Company’
s

consolidated
statement of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash interest expense	$94	$65	$232	$222
Interest on convertible debentures	—	87	49	261
Accrual of notes payable final payment	8	34	47	98
Amortization of debt costs	13	7	32	21
Interest expense capital lease	—	—	—	2

Total interest expense	$115	$193	$360	$604

Note 5 – Le
ase Commitments
Under ASC 842, “Leases” (“ASC 842”), the Company determines if an arrangement contains a lease at inception. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. Leases are classified as either operating leases or financing leases. At lease inception, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as for lease incentives. The Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company determines the incremental borrowing rates for its leases by applying its applicable, fully collateralized borrowing rate, with adjustment as appropriate for the lease term. The lease term at the lease commencement date is determined based on the non-cancellable
period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option. The Company considers a number of factors when evaluating whether the options in its lease contracts are reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.
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
ASC 842 includes a number of reassessment and
re-measurement
requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement
requirements and identified two lease modifications which are reflected in the table below showing the maturity of the Company’s lease liabilities as of September 30, 2020. This includes an extension of an operating lease for the facility leased by the Company in San Jose, California as well as some equipment. In addition, there were no impairment indicators identified during the quarter ended September 30, 2020 that required an impairment test for the Company’s right-of-use
assets or other long-lived assets in accordance with ASC 360 10 “Property Plant and Equipment” (“ASC 360”).
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease
components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to not separate its accounting of lease components and non-lease
components for real estate and equipment leases.

Components of Le
a
ses:
The Company has leases for office space and office equipment. The leases have remaining lease terms ranging from less than one year to three years and
t
hree
 months as of September 30, 2020.
The components of lease expense for the period are as follows (in thousands):

Lease Cost	Classification	Three Months Ended September 30, 2020	Year Ended December 31, 2019
Operating lease cost	Operating expenses	$217	$804
Finance lease costs
Amortization of leased assets	Amortization and depreciation	4	15
Interest on lease liabilities	Interest expense	—	2

Total		$221	$821

Other information related to le
a
ses was as
follows
(in thousands)

Three Months Ended September 30, 2020
Cash paid from operating cash flows for operating leases	$229
Cash paid from operating cash flows for finance leases	—
Cash paid from financing cash flows for finance leases	4

As of September 30, 2020
Weighted-average remaining lease term of operating leases (in years)	2.45
Weighted-average remaining lease term of finance leases (in years)	—
Weighted-average discount rate for operating leases	5.6%
Weighted-average discount rate for finance leases	—

Maturity of the Company’s lease liabilities as of September 30, 2020 was as follows (in thousands):

As of September 30, 2020:	Operating Leases	Finance Leases	Total
2020	$228	—	228
2021	920	—	920
2022	899	—	899
2023	211	—	211
2024	5	—	5

Total lease payments	2,263	—	2,263
Less: imputed interest	(154)	—	(154)

Total lease liabilities	2,109	—	2,109
Less: current portion of lease liabilities	(822)	—	(822)

Long-term lease liabilities	$1,287	$—	$1,287

Note 6 – Stock-Based Compensation
The Company granted options to purchase 17,029 and 540,886 shares of the Company’s stock during the three and nine months ended September 30, 2020, respectively. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	20 19	2020	20 19
Average risk-free interest rate	0.15%	1.60%	0.79%	1.99%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	66.0% to 66.0%	51.04% to 51.37%	50.2 to 65.7%	51.04% to 54.23%
Weighted average exercise price	$8.84	$6.78	$10.08	$5.69
Weighted average fair value	$4.11	$2.63	$4.34	$2.26
The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	20 19	2020	2019
Cost of revenue	$3	$1	$28	$2
Engineering and product development	64	62	406	182
Marketing and sales	61	62	608	178
General and administrative	337	215	1,500	494

	$465	$340	$2,542	$856

As of September 30, 2020, unrecognized compensation cost (in thousands) related to unvested options and unvested restricted stock and the weighted average term of such equity instruments is as follows:

Remaining expense	$1,060
Weighted average term	1.0
The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant
date.
The Company granted 0 and 14,000 shares of restricted stock during the nine-month periods ended September 30, 2020 and 2019, respectively.
The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	As of
	September 30,
Aggregate intrinsic value	2020	2019
Stock options	$6,679	$4,154
Restricted stock	257	1,315
The Company issued 49,712 and 94,678 shares of common stock upon the exercise of outstanding
stock options in the three and nine-month periods ended September 30, 2020, respectively. The Company received cash proceeds of approximately $185,000 and $417,000 in the three and nine-month periods ended September 30, 2020, respectively. The intrinsic value of restricted shares that vested in the nine months ended September 30, 2020 was $0.6 million. 38,160 restricted shares vested in the three months ended September 30, 2020 while another 3,666 were cancelled.
Employee Stock Purchase Plan
In December 2019, the 2019 Empl
o
ye
e
 Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors (the “Board”) and approved by stockholders, effective January 1, 2020.
The ESPP provides for the issuance of up to 950,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The ESPP may be terminated or amended by the Board at any time. Certain amendments to the ESPP require stockholder approval.
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
The Company issued 16,392 and 34,857 shares under the ESPP in the three and nine-month periods ended September 30, 2020, respectively. The Company recorded approximately $19,000 and $84,000 of stock-based compensation expense pursuant to ESPP for the three and nine-month periods ended September 30, 2020, respectively. The third accumulation period under the ESPP commenced on July 1, 2020 and ended
on September 30,

2020, and the related shares purcha
s
ed by the participants were issued in October 2020. As of September 30, 2020, the Company recorded a liability of $
58,000
related to employee withholdings in connection with the ESPP accumulation period ended September 30, 2020, which was included as a component of accrued expenses and other current liabilities.
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
The CRA had the right to pursue the matter until July 2020 and did not do so, and accordingly no accrual has been recorded for this matter as of September 30, 2020.
Other Commitments
The Company is obligated to pay approximately $4.2 million for firm purchase obligations to suppliers for future product and service deliverables.
Litigation
In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation (the “Asset Purchase Agreement”). In accordance with the Asset Purchase Agreement, the Company sold to Invivo all right, title and interest to certain intellectual property relating to the Company’s VersaVue Software and DynaCAD product and related assets for

$
3.2
 million. The Company closed the transaction on January
30,
2017
less a holdback reserve of $
350,000
for net
pr
o
ceeds
of approximately $
2.9
 million.

On September 5, 2018, third-party Yeda Research and Development Company Ltd. (“Yeda”), filed a complaint (the “Complaint”) against the Company and Invivo in the United States District Court for the Southern District of New York, captioned Yeda Research and Development Company Ltd. v. iCAD, Inc. and Invivo Corporation, Case No.
1:18-cv-08083-GBD,
related to the Company’s sale of the VersaVue software and DynaCAD product under the Asset Purchase Agreement. In the Complaint, Yeda asserted claims for: (i) copyright infringement and misappropriation of trade secrets against both the Company and Invivo, (ii) breach of contract against the Company only, and (iii) tortious interference with existing business relationships and unjust enrichment against Invivo only. The Company and Invivo filed Motions to Dismiss the Complaint on December 21, 2018. On January 18, 2019, Yeda filed Oppositions to the Motions to Dismiss. The Company and Invivo submitted responses to the Opposition to the Motion to Dismiss on February 8, 2019. The Court held oral argument on the Motions to Dismiss on March 27, 2019. On September 5, 2019, the Court granted Invivo’s Motion to Dismiss in its entirety and granted the Company’s Motion to Dismiss as it relates to Yeda’s breach of contract and misappropriation of trade secrets claims. On October 22, 2019, Yeda filed an Amended Complaint against only the Company asserting claims for (i) copyright infringement, and (ii) a replead breach of contract claim. The Company filed its Answer to Yeda’s Amended Complaint on November 5, 2019. Yeda alleges, among other things, that the Company infringed upon Yeda’s source code, which was originally licensed to the Company, by using it in the products that the Company sold to Invivo and that it is entitled to damages that could include, among other things, profits relating to the sales of these products. If the Company is found to have infringed Yeda’s copyright or breached its agreements with Yeda, the Company could be obligated to pay to Yeda substantial monetary damages.
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

Note 8 - Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

◾	Level 1 - Quoted prices in active markets for identical assets or liabilities.

◾
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

◾	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value.
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
The money market accounts are included in cash and cash equivalents in the accompanying consolidated balance sheet and are considered a Level 1 measurement as they are valued at quoted market prices in active markets.
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

Fair Value Measurements (in thousands) as of December 31, 2019

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,313	$—	$—	$15,313

Total Assets	$15,313	$—	$—	$15,313

Liabilities
Convertible debentures	$—	$—	$13,642	$13,642

Total Liabilities	$—	$—	$13,642	$13,642

Fair Value Measurements as of September 30, 2020

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$22,633	$—	$—	$22,633

Total Assets	$22,633	$—	$—	$22,633

The following sets forth a reconciliation of the changes in the fair value of the Convertible Debentures that were converted to equity during the nine months ended September 30, 2020 (in thousands):

Convertible Debentures
Balance, December 31, 2019	$13,642
Fair value adjustments	7,522
Conversion	(21,164)

Balance as of September 30, 2020	$—

Note 9 - Income Taxes
The Coronavirus Aid, Relief, and Economic

Security
Act was enacted on March 27, 2020 and did not have a material impact on the Company’s provision for income taxes for the three and nine months ended September 30, 2020.
The Company recorded an income tax provision of $3,000 and $34,000 for the three and nine months ended September 30, 2020, respectively, and $6,000 and $33,000 for the three and nine months ended September 30, 2019, respectively. The Company had no material unrecognized tax benefits and a deferred tax liability of approximately $4,000 related to tax amortizable goodwill.
No other adjustments were required under ASC 740, “Income Taxes.” The Company does not expect that its unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2020.

The Company files United States federal income tax returns and income tax returns in various states and local jurisdictions. The Company’s three preceding tax years remain subject to examination by federal and state tax authorities. In addition, because the Company has net operating loss carry-forwards, the Internal Revenue Service and state jurisdictions are permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. The Company is not currently under examination by any federal or state jurisdiction for any tax years.
Note 10 - Goodwill
The Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying value.
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
The Company considered the goodwill impairment factors due to the uncertainty around the continuing impact of the
COVID-19
pandemic on the Company’s operations and on the global economy as a whole. Under this consideration the Company performed scenario testing as of March 31, 2020 updating the projections to the most recent impairment analysis performed as of October 1, 2019. The Company compared the scenario test again against current forecasts as of September 30, 2020 and concluded that it did not have a triggering event or impairment indicators in the quarter ended September 30, 2020.
The Company would record an impairment charge when such assessment indicates that the fair value of a reporting unit is less than the carrying value. In evaluating potential impairments outside of the annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets.
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

The Company determines the fair values for each reporting unit using a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes estimates of long-term future growth rates based on its most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in the Company’s forecasts. Discount rates are derived from a capital asset pricing model and by analyzing published rates for industries relevant to the Company’s reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses of its reporting units and in the Company’s internally developed forecasts.
In the market approach, the Company uses a valuation technique in which values are derived based on market prices of publicly traded companies with similar operating characteristics and in similar industries. A market approach allows for comparison to actual market transactions and multiples. It can be somewhat limited in its application because the population of potential comparable publicly-traded companies can be limited due to differing characteristics of the comparative business and the Company, as well as the fact that market data may not be available for divisions within larger conglomerates or non-public
subsidiaries that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to the business.
The Company corroborates the total fair values of the reporting units using a market capitalization approach; however, this approach cannot be used to determine the fair value of each reporting unit. The blend of the income approach and market approach is more closely aligned to the business profile of the Company, including markets served and products available. In addition, required rates of return, along with uncertainties inherent in the forecast of future cash flows, are reflected in the selection of the discount rate. In addition, under the blended approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. The Company will assess each valuation methodology based upon the relevance and availability of the data at the time the valuation is performed and weights the methodologies appropriately.
The Company has two operating segments, Detection and Therapy, as further discussed in Note 12 below.

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Consolidated reporting unit	Detection	Therapy	Total
Accumulated Goodwill	$47,937	$—	$—	$47,937
Accumulated impairment	(26,828)	—	—	(26,828)
Fair value allocation	(21,109)	7,663	13,446	—
Acquisition of DermEbx and Radion	—	—	6,154	6,154
Acquisition measurement period adjustments	—	—	116	116
Acquisition of VuComp	—	1,093	—	1,093
Sale of MRI assets	—	(394)		(394)
Impairment	—	—	(19,716)	(19,716)

Prior to December 31, 2019	—	8,362	—	8,362

Balance at September 30, 2020	$—	$8,362	$—	$8,362

Note 11 – Long-lived assets
The Company assesses long-lived assets for impairment if events and circumstances indicate it is more likely than not that the fair value of the asset group is less than its carrying value.
There is no set interval or frequency for recoverability evaluation. Rather, the determination of when, if at all, an asset (or asset group) is evaluated for recoverability is based on “events and circumstances.” The following factors are examples of events or changes in circumstances that indicate the carrying amount of an asset (or asset group) may not be recoverable and thus is to be evaluated for recoverability.

•	A significant decrease in the market price of a long-lived asset (or asset group);

•	A significant adverse change in the extent or manner in which a long-lived asset (or asset group) is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (or asset group), including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (or asset group); and

•
A current operating period, or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (or asset group).

The Company determined there were no such triggering events in the quarter ended September 30, 2020.
If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be fully recoverable (e.g., the carrying amount exceeds the estimated gross, undiscounted cash flows from use and disposition), then an impairment
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
A considerable amount of judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of the asset group and the reporting unit. While the Company believes that its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore additional impairment charges could be required. Significant negative industry or economic trends, disruptions to the Company’s business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets may adversely impact the assumptions used in the fair value estimates and ultimately result in future impairment charges.
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
The Detection segment consists of the Company’s advanced image analysis and workflow products, and the Therapy segment consists of the Company’s radiation therapy products, “Axxent,” and related services. The primary factors used by the Company’s CODM to allocate resources are based on revenues, gross profit, operating income, and earnings or loss before interest, taxes, depreciation, amortization, and other specific and non-recurring
items of each segment. Included in segment operating income are stock compensation, amortization of technology and depreciation expense. There are no intersegment revenues.
The Company does not track assets by operating segment and the Company’s CODM does not use asset information by segment to allocate resources or make operating decisions.
Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to US GAAP loss before income tax is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment revenues:

Detection	$5,291	$6,087	$13,885	$15,464
Therapy	1,838	1,770	5,362	6,495

Total Revenue	$7,129	$7,857	$19,247	$21,959

Segment gross profit:

Detection	$4,227	$5,051	$11,227	$12,874
Therapy	798	1,003	2,665	$4,188

Segment gross profit	$5,025	$6,054	$13,892	$17,062

Segment operating income (loss):

Detection	$866	$943	$721	$1,918
Therapy	(711)	(1,022)	(2,149)	$(1,065)

Segment operating income (loss)	$155	$(79)	$(1,428)	$853

General, administrative, depreciation and amortization expense	$(1,844)	$(1,881)	$(6,465)	$(5,305)
Interest expense	(115)	(193)	(360)	(604)
Other income	10	103	85	226
Loss on extinguishment of debt	—	—	(341)	—
Fair value of convertible debentures	—	(900)	(7,464)	(5,340)

Loss before income tax	$(1,794)	$(2,950)	$(15,973)	$(10,170)

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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued
ASU 2016-13, “Financial
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
ASU
2019-12
is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU
2019-12
is effective for the Company for the fiscal year and interim periods therein beginning January 1, 2021. The Company will adopt ASU
2019-12
on January 1, 2021 and will account for income taxes in accordance with ASU
2019-12
at that time.
In March 2020, the FASB issued ASU
2020-04,
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU
2020-04”). ASU
2020-04
was issued because the London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities, and at the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR is expected to be discontinued as a benchmark interest rate. Other interest rates used globally could also be discontinued for similar reasons. ASU
2020-04
provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact that the adoption of ASU
2020-04
will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Certain information included in this Item 2 and elsewhere in this Form
10-Q
that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to following: the impact of the
COVID-19
pandemic on our business and the global economy; uncertainty of future sales and expense levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, regulatory changes and requirements applicable to our products, product market acceptance, possible technological obsolescence of products, increased competition, integration of acquired businesses, the impact of litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we undertake no obligation to update any such forward-looking statements to reflect events or circumstances after the date of such statements.
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
In the Therapy segment, the Company offers the Xoft Electronic Brachytherapy System (“Xoft System”), an isotope-free cancer treatment platform technology. The Xoft System can be used for the treatment of early-stage breast cancer, endometrial cancer, cervical cancer, glioblastoma, and skin cancer. We believe the Xoft System platform indications represent strategic opportunities in the United States and international markets to offer differentiated treatment alternatives. In addition, the Xoft System generates additional recurring revenue from the sale of consumables and related accessories which the Company expects will continue to drive growth in this segment.
The Company’s headquarters are located in Nashua, New Hampshire, with a manufacturing facility in New Hampshire and an operations, research, development, manufacturing and warehousing facility in San Jose, California.
COVID-19
Impact
On March 12, 2020 the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of the
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past will have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the quarter ending September 30, 2020 reflect a negative impact from the
COVID-19
pandemic, as the typical sales cycle and ordering patterns were disrupted due to some healthcare facilities’ additional focus on
COVID-19.
Although we do not provide guidance to investors relating to our results of operations, our results for the quarter ending December 31, 2020, and possibly future quarters, could reflect a continuing negative impact from the
COVID-19
pandemic for similar reasons. The Company continued to follow steps taken during the second quarter to reduce operating expenses during the three-month period ended September 30, 2020, including cutting non-essential
travel, implementing employee furloughs and terminations, reducing employee salaries by 10%, and cancelling most in-person
trade shows. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain. We will continue to evaluate the nature and extent of the impact of
COVID-19
on our business and cost structure.
During the first quarter of fiscal 2020 the Company entered into an equity distribution agreement with JMP Securities to provide for an at-
the-market
offering program to provide additional potential liquidity through the sale of common stock having a value of up to $25.0 million. The Company did not make any sales under this equity distribution agreement in the three months ended September 30, 2020. The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $22.6 million and anticipated revenue and cash collections. However, the resurgence of the
COVID-19
pandemic could affect our liquidity.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The Company received an Employee Retention Credit of $0.3 million associated with the CARES Act. The Company does not currently expect any material impact on its financial statements from other provisions under the CARES Act.

Critical Accounting Policies
The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and obsolescence, intangible assets, goodwill, income taxes, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation, the fair value of convertible debentures, and evaluation of litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form
10-Q.
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

Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019.
Revenue: (in thousands)
Three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019	Change	% Change
Detection revenue
Product revenue	$3,889	$4,749	$(860)	(18.1)%
Service revenue	1,402	1,338	64	4.8%

Subtotal	5,291	6,087	(796)	(13.1)%

Therapy revenue
Product revenue	649	407	242	59.5%
Service revenue	1,189	1,363	(174)	(12.8)%

Subtotal	1,838	1,770	68	3.8%

Total revenue	$7,129	$7,857	$(728)	(9.3)%

Total revenue decreased by approximately $0.7 million, or 9.3%, from $7.9 million for the three months ended September 30, 2019 to $7.1 million for the three months ended September 30, 2020. The decrease is due to a decrease in Detection revenue of approximately $0.8 million offset by an increase in Therapy revenue of $0.1 million. The Company believes that Detection product revenue was adversely affected in the third quarter of 2020 by the
COVID-19
pandemic, as the typical sales cycle and ordering patterns were disrupted due to some healthcare facilities’ additional focus on
COVID-19.
The Company is not able to predict how the
COVID-19
pandemic will affect future revenue and order volume.
Detection product revenue decreased by approximately $0.9 million, or 18.1%, from $4.8 million for the three months ended September 30, 2019 to $3.9 million for the three months ended September 30, 2020. The decrease is due primarily to decreases in (i) direct customer revenue of $0.5 million. and (ii) OEM customer revenue of $0.4 million, in each case relating primarily to revenue from 3D imaging and density assessment products.
Detection service and supplies revenue increased by $0.1 million, from $1.3 million in the three months ended September 30, 2019 to $1.4 million in the three months ended September 30, 2020. The increase is due primarily to an increase in service revenue from direct customers. The Company did not see a significant impact of the COVID-19 pandemic on Detection service and supplies revenue in the third quarter of 2020 but is not able to predict how the COVID-19 pandemic will affect future Detection service and supplies revenue.

Therapy product revenue increased by approximately $0.2 million, or 59.5%, from $0.4 million for the three months ended September 30, 2019 to $0.6 million for the three months ended September 30, 2020. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price.
Therapy service and supplies revenue decreased by approximately $0.2 million, or 12.8%, from $1.4 million for the three months ended September 30, 2019 to $1.2 million for the three months ended September 30, 2020. The Company believes that Therapy service and supplies revenue, specifically the use of balloons for procedures, was adversely affected by the
COVID-19
pandemic, due to
stay-at-home
and social distancing orders as well as the uncertainty in the market. The Company is not able to predict how the
COVID-19
pandemic will affect future Therapy service and supplies revenue.
Nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019	Change	% Change
Detection revenue
Product revenue	$9,691	$11,347	$(1,656)	(14.6)%
Service revenue	4,194	4,117	77	1.9%

Subtotal	13,885	15,464	(1,579)	(10.2)%

Therapy revenue
Product revenue	1,529	1,984	(455)	(22.9)%
Service revenue	3,833	4,511	(678)	(15.0)%

Subtotal	5,362	6,495	(1,133)	(17.4)%

Total revenue	$19,247	$21,959	$(2,712)	(12.4)%

Total revenue decreased by approximately $2.7 million, or 12.4%, from $22.0 million for the nine months ended September 30, 2019 to $19.3 million for the nine months ended September 30, 2020. The decrease is due to a decrease in Therapy revenue of approximately $1.1 million and a decrease in Detection revenue of approximately $1.6 million. The Company believes that Detection product revenue and order volume, and both Therapy product and Therapy service and supplies revenue were adversely affected in the nine months ended September 30, 2020, by the
COVID-19
pandemic, as the typical sales cycle and ordering patterns were disrupted due to some healthcare facilities’ additional focus on
COVID-19.
This was particularly evident in the second quarter but also impacted the third quarter of 2020. The Company is not able to predict how the
COVID-19
pandemic will affect future revenue and order volume.

Detection product revenue decreased by approximately $1.7 million, or 14.6%, from $11.4 million for the nine months ended September 30, 2019 to $9.7 million for the nine months ended September 30, 2020. The decrease is due primarily to decreases in (i) direct customer revenue of $1.0 million. and (ii) OEM customer revenue of $0.7 million, in each case relating primarily to revenue from 3D imaging and density assessment products.
Detection service and supplies revenue increased by approximately $0.1 million, or 1.9%, from $4.1 million for the nine months ended September 30, 2019 to $4.2 million for the nine months ended September 30, 2020. The increase is due primarily to an increase in service revenue from direct customers. The Company did not see a significant impact of the
COVID-19
pandemic on Detection service and supplies revenue for the nine months ended September 30, 2020 but is not able to predict how the
COVID-19
pandemic will affect future Detection service and supplies revenue.
Therapy product revenue decreased by approximately $0.5 million, or 22.9%, from $2.0 million for the nine months ended September 30, 2019 to $1.5 million for the nine months ended September 30, 2020. Although Therapy product revenue increased in the three months ended September 30, 2019, Therapy product revenue for the nine months ended September 30, 2020 was adversely affected by the
COVID-19
pandemic, due to
stay-at-home
and social distancing orders as well as the uncertainty in the market. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price.
Therapy service and supplies revenue decreased by approximately $0.7 million, or 15%, from $4.5 million for the nine months ended September 30, 2019 to $3.8 million for the nine months ended September 30, 2020. The Company believes that Therapy service and supplies revenue was adversely affected by the
COVID-19
pandemic, due to
stay-at-home
and social distancing orders as well as the uncertainty in the market. The Company is not able to predict how the
COVID-19
pandemic will affect future Therapy service and supplies revenue.
Cost of Revenue and Gross Profit: (in thousands)
Three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019	Change	% Change
Products	$1,345	$809	$536	66.3%
Service and supplies	667	891	(224)	(25.1)%
Amortization and depreciation	92	103	(11)	(10.7)%

Total cost of revenue	$2,104	$1,803	$301	16.7%

Gross profit	$5,025	$6,054	$(1,029)	(17.0)%

	Three months ended September 30,
	2020	2019	Change	% Change
Detection gross profit	$4,227	$5,051	$(824)	(16.3%)
Therapy gross profit	798	1,003	(205)	(20.4%)

Gross profit	$5,025	$6,054	$(1,029)	(17.0%)

Gross profit for the three months ended September 30, 2020 was approximately $5.0 million, or 70.5% of revenue, as compared to $6.0 million, or 77.1% of revenue, for the three months ended September 30, 2019. The
COVID-19
pandemic adversely affected revenues from Detection products and the Therapy segment in the three months ended September 30, 2020, and as a result, lower gross profit in both segments. This was particularly evident in the second quarter but also impacted the third quarter of 2020. However, the Company continued to follow steps taken during the second quarter to reduce operating expenses during the three months ended September 30, 2020, including cutting non-essential
travel, implementing employee furloughs and terminations and reducing employee salaries by 10%. These measures offset some of the impact on gross profit caused by the lower than expected revenue numbers.
Cost of products increased by approximately $0.5 million, or 66.3%, from $0.8 million for the three months ended September 30, 2019 to $1.3 million for the three months ended September 30, 2020. Cost of product revenue as a percentage of product revenue was approximately 15.7% for the three months ended September 30, 2019 as compared to 29.6% for the three months ended September 30, 2020. The increase in cost of products is primarily due to a hardware upgrade sale for the Detection business with a lower than standard average selling price and the mix of sales on the Therapy business with lower margins on sales outside of the United States.
Cost of service and supplies decreased by approximately $0.2 million, or 25.1%, from $0.9 million for the three months ended September 30, 2019 to $0.7 million for the three months ended September 30, 2020. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 34.4% for the three months ended September 30, 2019 as compared to 25.7% for the three months ended September 30, 2020. The decrease in service and supplies costs is due primarily to a decrease in personnel costs.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for each of the three months ended September 30, 2020 and 2019.

Nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019	Change	% Change
Products	$2,899	$2,134	$765	35.8%
Service and supplies	2,169	2,466	(297)	(12.0)%
Amortization and depreciation	287	297	(10)	(3.4)%

Total cost of revenue	$5,355	$4,897	$458	9.4%

Gross profit	$13,892	$17,062	$(3,170)	(18.6)%

	Nine months ended September 30,
	2020	2019	Change	% Change
Detection gross profit	$11,227	$12,874	$(1,647)	(12.8%)
Therapy gross profit	2,665	4,188	(1,523)	(36.4%)

Gross profit	$13,892	$17,062	$(3,170)	(18.6%)

Gross profit for the nine months ended September 30, 2020 was approximately $13.9 million, or 72.2% of revenue, as compared to $17.1 million, or 77.7% of revenue, for the nine months ended September 30, 2019. The
COVID-19
pandemic adversely affected revenues from Detection products and the Therapy segment in the nine months ended September 30, 2020, and as a result, gross profit in both segments. This was particularly evident in the second quarter but also impacted the third quarter of 2020. However, the Company continued to follow steps taken during the second quarter to reduce operating expenses, including cutting non-essential
travel, implementing employee furloughs and terminations, reducing employee salaries by 10%, and cancelling most in-person
trade shows. These measures offset some of the impact on gross profit caused by the impact of
COVID-19.
Cost of products increased by approximately $0.8 million, or 35.8%, from $2.1 million for the nine months ended September 30, 2019 to $2.9 million for the nine months ended September 30, 2020. Cost of product revenue as a percentage of product revenue was approximately 16.0% for the nine months ended September 30, 2019 as compared to 25.8% for the nine months ended September 30, 2020. The increase in cost of products is due primarily to increased personnel costs in the three months ended period March 31, 2020 prior to the
COVID-19
cost cutting measures, a hardware upgrade sale in the three months ended September 30, 2020 for the Detection business with a lower than standard average selling price and the mix of sales in the Therapy business with lower margins on sales outside of the United States.
Cost of service and supplies decreased by approximately $0.3 million, or 12.0%, from $2.5 million for the nine months ended September 30, 2019 to $2.2 million for the nine months ended September 30, 2020. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 28.6% for the nine months ended September 30, 2019 as compared to 27.0% for the nine months ended September 30, 2020. The decrease in service and supplies costs is due primarily to decreased personnel costs in cost of sales.

Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.3 million for each of the nine months ended September 30, 2020 and 2019.
Operating Expenses: (in thousands)
The Company’s investments in its business and the resulting operating expenses continued to grow throughout 2019. The Company had similar revenue expectations for 2020 due to the expectation of continued levels of sales orders, shipments, and overall revenue, which would have necessitated similar levels of operating expenses in 2020. Although the
COVID-19
pandemic impacted revenue throughout the nine months ended September 30, 2020, the Company began to implement significant reductions to operating expenses in April 2020. Steps taken thereafter to reduce operating expenses included cutting non-essential
travel, implementing employee furloughs and terminations, reducing employee salaries by 10%, and cancelling most in-person
trade shows. The Company will continue to monitor and manage the cost structure based on the impact that
COVID-19
has on the Company’s revenues.
Three months ended September 30, 2020 and 2019:

	Three months ended September 30,
Operating expenses:	2020	2019	Change	Change %
Engineering and product development	$1,849	$2,485	$(636)	(25.6)%
Marketing and sales	2,979	3,588	(609)	(17.0)%
General and administrative	1,834	1,872	(38)	(2.0)%
Amortization and depreciation	52	69	(17)	(24.6)%

Total operating expenses	$6,714	$8,014	$(1,300)	(16.2)%

Operating expenses decreased by approximately $1.3 million, or 16.2%, from $8.0 million in the three months ended September 30, 2019 to $6.7 million in the three months ended September 30, 2020. The Company took steps during the second quarter of 2020 to reduce operating expenses, including cutting non-essential
travel, implementing employee furloughs and terminations, reducing employee salaries by 10%, and cancelling most in-person
trade shows.
Engineering and Product Development
. Engineering and product development costs decreased by approximately $0.6 million, or 25.6%, from $2.5 million for the three months ended September 30, 2019 to $1.9 million for the three months ended September 30, 2020. Detection engineering and product development costs decreased by $0.5 million, from $1.8 million for the three months ended September 30, 2019 to $1.3 million for the three months ended September 30, 2020. Therapy engineering and product development costs decreased $0.1 million, from $0.7 million in the three months ended September 30, 2019 to $0.6 million for the three months ended September 30, 2020. The decreases were due primarily to decreased personnel costs as a result of the Company’s
COVID-19
related cost-cutting efforts.

Marketing and Sales
. Marketing and sales expenses decreased by approximately $0.6 million, or 17.0%, from $3.6 million in the three months ended September 30, 2019 to $3.0 million in the three months ended September 30, 2020. Detection marketing and sales expense decreased by $0.2 million, from $2.3 million in the three months ended September 30, 2019 to $2.1 million in the three months ended September 30, 2020. Therapy marketing and sales expense decreased by $0.4 million, from $1.3 million in the three months ended September 30, 2019 to $0.9 million in the three months ended September 30, 2020. The decrease in both Detection and Therapy marketing and sales expense is due primarily to decreased personnel costs, commissions, travel, and reduced trade show costs as a result of the Company’s COVID-19 related cost-cutting efforts.
General and Administrative
. General and administrative expenses decreased by approximately $0.1 million, or 3.0%, from $1.9 million in the three months ended September 30, 2019 to $1.8 million for the three months ended September 30, 2020. The decrease is due primarily to a decrease in and personnel costs as a result of the Company’s
COVID-19
related cost-cutting efforts.
Amortization and Depreciation.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, decreased by approximately $17,000, or 24.6% from $69,000 for the three months ended September 30, 2019 to $52,000 for the three months ended September 30, 2020.
Nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
Operating expenses:	2020	2019	Change	Change %
Engineering and product development	$5,938	$6,751	$(813)	(12.0)%
Marketing and sales	9,218	9,281	(63)	(0.7)%
General and administrative	6,476	5,276	1,200	22.7%
Amortization and depreciation	153	206	(53)	(25.7)%

Total operating expenses	$21,785	$21,514	$271	1.3%

Operating expenses increased by approximately $0.3 million, or 1.3%, from $21.5 million in the nine months ended September 30, 2019 to $21.8 million in the nine months ended September 30, 2020. Although the Company implemented cost-cutting measures related to
COVID-19
and was able to achieve a reduction in operating expenses in the three months ended September 30, 2020, there were still no such measures related to
COVID-19
in the three months ended March 31, 2020, resulting in an overall increase in operating expenses for the nine months ended September 30, 2020. The increase in operating expenses was also offset by the $0.3 million Employee Retention Credit that the Company recorded in the second quarter of 2020, pursuant to the CARES Act.

Engineering and Product Development
. Engineering and product development costs decreased by approximately $0.8 million, or 12.0%, from $6.7 million for the nine months ended September 30, 2019 to $5.9 million for the nine months ended September 30, 2020. Detection engineering and product development costs decreased by $0.8 million, from $4.8 million for the nine months ended September 30, 2019 to $4.0 million for the nine months ended September 30, 2020, due primarily to decreased personnel costs. Therapy engineering and product development costs remained at approximately $1.9 million in the nine months ended September 30, 2019 and 2020. The decreases were due primarily to decreased personnel costs as a result of the Company’s
COVID-19
related cost-cutting efforts.
Marketing and Sales
. Marketing and sales expenses decreased by approximately $0.1 million, or 0.7%, from $9.3 million in the nine months ended September 30, 2019 to $6.2 million in the nine months ended September 30, 2020. Detection marketing and sales expense increased by $0.4 million, from $6.1 million in the nine months ended September 30, 2019 to $6.5 million in the nine months ended September 30, 2020. Therapy marketing and sales expense decreased by $0.3 million, from $3.2 million in the nine months ended September 30, 2019 to $2.9 million in the nine months ended September 30, 2020.
The increase in Detection marketing and sales expense is due primarily to increased personnel costs, which were incurred prior to implementation of cost-cutting measures prompted by the
COVID-19
pandemic. This increase was especially prevalent in the first three months of the year when the Company invested in additional commercial resources to help drive sales of the new Detection products prior to the
COVID-19
pandemic. The decrease in Therapy marketing and sales expense is primarily due to a decrease in costs related to trade shows and personnel. The decrease in total marketing and sales expense also included the Employee Retention Credit of $0.1 million in Marketing and sales between the Detection and Therapy segments.
General and Administrative
. General and administrative expenses increased by approximately $1.2 million, or 22.4%, from $5.3 million in the nine months ended September 30, 2019 to $6.5 million for the nine months ended September 30, 2020. The increase is due primarily to increases in stock compensation expense and legal costs and was offset by cost-cutting measures prompted by the
COVID-19
pandemic.
Amortization and Depreciation.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, decreased by approximately $53,000, or 25.7% from $206,000 for the nine months ended September 30, 2019 to $153,000 for the nine months ended September 30, 2020.

Other Income and Expense: (in thousands)
Three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019	Change	Change %
Interest expense	$(115)	$(193)	$78	(40.4)%
Other income	10	103	(93)	(90.3)%
Loss on fair value of debentures	—	(900)	900	(100.0)%

	$(105)	$(990)	$885	(89.4)%

Tax benefit (expense)	$(3)	$(6)	$3	(50.0)%
Interest expense
. Interest expense decreased by approximately $0.1 million, or 40.4%, from $0.2 million for the three months ended September 30, 2019 to $0.1 million for the three months ended September 30, 2020. The decrease is due primarily to the interest on the Company’s loans with Silicon Valley Bank (“SVB”) and Western Alliance Bank (the “Bank”).
Other income
. Other income decreased by approximately $93,000, or 90.3%, from $103,000 for the three months ended September 30, 2019 to $10,000 for the three months ended September 30, 2020. The decrease resulted primarily from lower cash balances in interest-generating accounts and investments as well as lower interest rates during the
COVID-19
pandemic.
Loss on fair value of debentures
. The Company recorded a loss of approximately $0.9 million in the three months ended September 30, 2019, which reflected an increase in the fair value of the unsecured subordinated convertible debentures issued in December 2018 (the “Convertible Debentures”) from $11.4 million at March 31, 2019 to $12.3 million at September 30, 2019. Upon the consummation of the forced conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity during the three-month ending March 31, 2020. As a result of the forced conversion there was no fair value adjustment for the three months ended September 30, 2020.
Tax expense
. Tax expense decreased by approximately $3,000, or 50.0%, from $6,000 for the three months ended September 30, 2019 to $3,000 for the three months ended September 30, 2020. Tax expense is due primarily to state non-income
and franchise-based taxes.

Nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019	Change	Change %
Interest expense	$(360)	$(604)	$244	(40.4)%
Other income	85	226	(141)	(62.4)%
Loss on extinguishment of debt	(341)	—	(341)	0.0%
Loss on fair value of debentures	(7,464)	(5,340)	(2,124)	39.8%

	$(8,080)	$(5,718)	$(2,362)	41.3%

Tax benefit (expense)	$(34)	$(33)	$(1)	3.0%
Interest expense
. Interest expense decreased by approximately $0.2 million, or 40.4%, from $0.6 million for the nine months ended September 30, 2019 to $0.4 million for the nine months ended September 30, 2020. The decrease is due primarily to the interest on the Company’s loans with SVB and the Bank.
Other income
. Other income decreased by approximately $141,000, or 62.4%, from $226,000 for the nine months ended September 30, 2019 to $85,000 for the nine months ended September 30, 2020. The decrease resulted primarily from lower cash balances in interest-generating accounts and investments as well as lower interest rates during the
COVID-19
pandemic.
Loss on fair value of debentures
. The Company recorded a loss of approximately $7.5 million in the nine months ended September 30, 2020, which reflected an increase in the fair value of the Convertible Debentures from $13.7 million at December 31, 2019 to $21.2 million as of February 21, 2020. The Company recorded a loss of approximately $5.3 million in the nine months ended September 30, 2019, which reflected an increase in the fair value of Convertible Debentures from $7.0 million at December 31, 2018 to $12.3 million at September 30, 2019. Upon the consummation of the forced conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity.
Loss on extinguishment of debt
: The Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the loan with SVB. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, the $114,000 termination fee, and $42,000 for the unamortized and other closing costs. There were no such costs in 2019.
Tax expense
. Tax expense increased by approximately $1,000, or 3.0%, from $33,000 for the nine months ended September 30, 2019 to $34,000 for the nine months ended September 30, 2020. Tax expense is due primarily to state non-income
and franchise-based taxes.

Liquidity and Capital Resources
The Company’s cash on hand includes proceeds from the Loan and Security Agreement entered into with the Bank on March 31, 2020. The Company and the Bank amended the Loan and Security Agreement on June 22, 2020 (as amended, the “Loan Agreement”). The Loan Agreement includes certain financial covenants tied to minimum revenue and the ratio of the Company’s unrestricted cash at the Bank to its indebtedness under the Loan Agreement. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to maintain compliance with the covenants under the Loan Agreement. If at any point the Company is not in compliance with certain covenants and is unable to obtain an amendment or waiver from the Bank, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date.
Even if an event of default were to occur under the Loan Agreement, the Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $22.6 million and anticipated revenue and cash collections. However, the resurgence of the
COVID-19
pandemic could affect our liquidity. The Company has also entered into an at-the-market
offering program with JMP Securities (the “ATM”) to provide for additional potential liquidity. The Company’s ATM facility provides for the sale of common stock having a value of up to $25.0 million. As of September 30, 2020, no sales had been made pursuant to the ATM facility and $25.0 million in capacity remains under the facility.
On April 27, 2020, the Company issued 1,562,500 shares of common stock to several institutional investors at a price of $8.00 per share in a registered direct offering. The gross proceeds of the offering were approximately $12.5 million, and the Company received net proceeds of approximately $12.3 million.
Our projected cash needs include planned capital expenditures, loan interest payments, lease commitments, and other long-term obligations. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain necessary financing at all or on terms favorable or acceptable to it.
As of September 30, 2020, the Company had 22,969,651 shares of common stock issued and outstanding, 1,971,704 shares reserved for future issuance upon the exercise of options granted, and 950,000 shares reserved for issuance under the ESPP, out of 30,000,000 authorized shares of common stock. Given this relatively limited number of shares available for issuance in a capital markets transaction, the Company may not be able to raise significant financing through a capital markets transaction and accordingly, the Company will seek approval from its stockholders to amend its Certificate of Incorporation to increase its authorized shares of common stock at a later date and subject to the filing with the SEC of a proxy statement and solicitation of stockholder approval. The Company will incur additional costs and expenses in seeking approval for such amendment and as a result of the failure to obtain valid approval of a related amendment at its earlier stockholder meeting. The Company will continue to closely monitor its liquidity and the capital and credit markets.
As of September 30, 2020, the Company had current assets of $35.8 million including $22.6 million of cash and cash equivalents. Current liabilities are $14.2 million and working capital is $21.6 million. The ratio of current assets to current liabilities is 2.52:1.

	For the nine-months ended September 30,
	2020	2019
	(in thousands)
Net cash used for operating activities	$(6,083)	$(4,772)
Net cash used for investing activities	(286)	(219)
Net cash provided by financing activities	13,689	10,233

Increase in cash and equivalents	$7,320	$5,242

Net cash used for operating activities for the nine months ended September 30, 2020 was $6.1 million, compared to $4.8 million for the nine months ended September 30, 2019. The net cash used for operating activities for the nine months ended September 30, 2020 resulted primarily from our net loss as adjusted for non-cash
items, and was offset by working capital changes resulting from decreases in accounts receivable and an increase in deferred revenue, offset by increases in inventory and decreases in accrued expenses. We expect that net cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable and the timing of other payments.
Net cash used for investing activities for the nine months ended September 30, 2020 was $286,000, compared to $219,000 for the nine months ended September 30, 2019. The net cash used for investing activities for the nine months ended September 30, 2020 and 2019 is primarily for purchases of property and equipment.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $13.7 million, compared to $10.2 million for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 is primarily from the $12.3 million in net proceeds from the issuance of common stock in the April 2020 registered direct offering, $7.0 million from the Loan Agreement with the Bank and $775,000 from the revolving line of credit with the Bank, offset by $4.6 million in repayment of the term loan with SVB and $2.0 million in repayment of the revolving loan with SVB. Cash provided by financing activities for the nine months ended September 30, 2019 is due primarily to cash from the issuance of common stock. In June 2019, the Company completed an underwritten public offering of approximately 1.9 million shares of common stock. The Company received net proceeds of approximately $9.4 million after deducting underwriting and other offering expenses.

Contractual Obligations
The Company had the following commitments as of September 30, 2020:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Operating Lease Obligations	$2,262	$918	$1,337	$7	$—
Capital Lease Obligations	1	1	—	—	—
Settlement Obligations	463	463	—	—	—
Notes Payable - principal and interest	7,946	590	5,682	1,674	—
Other Commitments	4,179	4,179	—	—

Total Contractual Obligations	$14,851	$6,151	$7,019	$1,681	$—

Operating Lease and Capital Lease Obligations are the minimum payments due under these obligations.
Settlement Obligations represent the remaining payments under a settlement agreement with Hologic, Inc which are reflected in accounts payable and accrued liabilities.
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2020, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective at a reasonable level of assurance.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations to enhance, where necessary, its controls and procedures.
The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f))
and have determined there are no changes in its internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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
On September 5, 2018, third-party Yeda Research and Development Company Ltd. (“Yeda”), filed a complaint (the “Complaint”) against the Company and Invivo in the United States District Court for the Southern District of New York, captioned Yeda Research and Development Company Ltd. v. iCAD, Inc. and Invivo Corporation, Case No.
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
On March 12, 2020, the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of the
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past will have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the quarter ending September 30, 2020 reflect a negative impact from the
COVID-19
pandemic, as the typical sales cycle and ordering patterns were still disrupted due to some healthcare facilities’ additional focus on
COVID-19.
Although we do not provide guidance to investors relating to our results of operations, our results for the quarter ending December 31, 2020, and possibly future quarters, could reflect a continuing negative impact from the
COVID-19
pandemic for similar reasons. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain.
The impact of the
COVID-19
pandemic on our future revenue is also relevant to the minimum revenue covenant under our Loan and Security Agreement with Western Alliance Bank. If at any point the Company is not in compliance with such covenant and is unable to obtain an amendment or waiver from Western Alliance Bank, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. The Company was required, historically, to seek modifications from its prior lender to avoid non-compliance
with certain earlier covenants. With the
COVID-19
pandemic affecting the world economy, the company cannot assure that it will be able to continue to satisfy the applicable minimum revenue covenant.

The Company’s exposure to trade accounts receivable losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current
COVID-19
pandemic, or other customer-specific factors. The Company has historically not experienced significant trade account receivable losses, but it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as hospitals’ cash flows are impacted by their response to the
COVID-19
pandemic.

Item 6.	Exhibits

Exhibit No.	Description

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (iv) Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and September 30, 2019 and (v) Notes to Consolidated Financial Statements.

104 *	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith

**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date : November 6, 2020	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer (Principal Executive Officer)

Date : November 6, 2020	By:	/s/ R. Scott Areglado
	Name:	R. Scott Areglado
	Title:	Chief Financial Officer (Principal Financial Officer)