Form 10-K
period 2020-12-31
ICAD INC
filed 2021-03-15
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☐
.
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes
☐
    No  ☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant, based upon the closing price for the registrant’s Common Stock on June 30, 2020 was $208,752,980. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2020, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination of affiliate status for any other purpose.
As of March 8, 2021, the registrant had 24,918,458 shares of its common stock outstanding.
Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form
10-K.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Certain information included in this Annual Report on Form
10-K
that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the continued impact of the
COVID-19
pandemic, its ability to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to our existing and future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (“SEC”). The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “would”, “could”, “may”, “consider”, “confident” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
Unless the context otherwise requires, the terms “iCAD”, “Company”, “we”, “our” “registrant”, and “us” means iCAD, Inc. and its consolidated subsidiaries.
PART I

Item 1 .	Business .
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
iCAD continues to evolve from a business focused on image analysis for the early detection of cancers to a broader player in the cancer therapy market. The Company’s strategy is to provide patients and clinicians with a broad portfolio of innovative clinical and workflow solutions and technologies that address the two primary stages of the cancer care cycle, namely detection and treatment. The Company believes that its products can enhance early cancer detection and earlier targeted intervention, which could result in better health outcomes, overall savings to the healthcare system, and increased market demand and adoption of iCAD’s solutions.
Cancer Detection Segment
Background and Overview
According to the World Cancer Research Fund, breast cancer is the most common cancer in women worldwide, and the second most common cancer overall, with more than two million new cases diagnosed worldwide in 2020. Approximately 39 million mammography procedures were performed in the United States in 2020. Although mammography is the most effective method for early detection of breast cancer, studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. The American Cancer Society estimates that, overall, screening mammograms do not find approximately one in five breast cancers. Observational errors are responsible for more than half of cancers missed, but artificial intelligence (“AI”) and computer-aided detection (“CAD”) have been proven to reduce the risk of observational errors in mammography. These cancer detection solutions can improve interpretation workflow by using sophisticated deep learning artificial-intelligence algorithms designed to rapidly and accurately analyze image data and mark suspicious areas in the image that may warrant a second look or possibly contain a significant abnormality. iCAD’s technology has potential applications to aid in the diagnosis of many types of cancer.
In the United States, digital breast tomosynthesis (“DBT”) is rapidly replacing full-field digital mammography (“FFDM”) in breast cancer screening due to its clinical value in cancer detection. However, DBT presents significant workflow challenges to radiologists who face the additional workload and time required to accurately read the extensive amount of increased image data contained in DBT cases. Further, as incidence rates of cancer continue to rise, it is becoming increasingly important to find cancer sooner, optimize radiology workflow and reduce unnecessary recalls resulting from false positives. iCAD’s technology has the potential to address each of these challenges.
The Company offers a variety of AI, CAD, and breast density and risk assessment solutions for use with mammography, breast tomosynthesis, and Computed Tomography (“CT”) imaging, at both the detection and diagnosis stages of the cancer care cycle. These products have the potential to help healthcare providers better detect cancer and improve workflow efficiency. The Company completed development of a DBT cancer detection and workflow solution built on AI using deep learning in 2015 and launched the product in the European market in April 2016, in Canada in June 2016, and in the United States after U.S. Food and Drug Administration (“FDA”) premarket approval in April 2017. The Company also developed a breast density assessment product for tomosynthesis that assesses breast density using 2D synthetic images that are generated from 3D tomosynthesis datasets. The Company’s 2D FFDM breast density solution received FDA 510(k) clearance in December 2013 and the Company added 2D synthetic image support in December 2018.
In July 2020, the Company introduced ProFound AI Risk, the world’s first image-based 2-year risk
assessment model. This novel risk model, which assesses short-term breast cancer risk based primarily on information found in a 2D mammogram, received a CE mark in Europe. In September of 2020, ProFound AI Risk was introduced in the U.S. market as a decision support tool for radiologists. On March 12, 2021, ProFound AI 3.0 was cleared by the FDA, through a 510(k) review, for commercial use in the United States for reading DBT exams from compatible DBT systems. This new version offers additional clinical and workflow improvements when compared to the previous version of the product.
According to the FDA, as of January 2021, the United States alone had approximately 8,677 Mammography Quality Standards Act (“MQSA”) certified facilities providing mammography screening, which contained approximately 22,553 MQSA accredited FFDM and DBT units. While the majority of these centers are still using 2D FFDM systems either alone or in combination with DBT, the Company believes approximately 73% of the units are DBT capable units based on January 2021 MQSA data.
Based on the number of DBT units relative to the total units left to be converted to DBT, and accordingly the large number of installation opportunities, the Company believes that its cancer detection and breast density assessment solutions for DBT may represent a significant growth opportunity in the United States. The Company believes that there is also a growth opportunity for 2D mammography AI solutions in international markets, both from the analog to digital conversion and as more countries adopt the practice of radiologists using AI, rather than having two radiologists read each case. Furthermore, some western European countries have or are planning to implement mammography screening programs, which may increase the number of mammograms performed in those countries.

Breast Health Solutions Suite
The Company’s breast health solutions suite includes cancer detection solutions for 2D and 3D mammography, automated breast density assessment for 2D and 3D mammography, and breast cancer risk assessment for 2D mammography with plans to introduce support for breast cancer risk assessment for 3D mammography in 2021. These solutions are designed to improve clinicians’ performance and enhance breast cancer screening.
PowerLook
PowerLook is the Company’s
back-end
architecture platform, which hosts the AI algorithm solutions and manages the communications between (i) imaging acquisition systems, and (ii) image storage and review systems such as Picture Archive and Communication Systems (“PACS”) and breast imaging viewing and interpretation systems. As workflow and efficiency are critical in digital imaging environments, PowerLook includes a powerful and flexible DICOM (Digital Image and Communications in Medicine) compliant connectivity solution, which is designed to enable universal compatibility with leading PACS and review workstations. iCAD has worked with its industry partners to ensure optimal integration into the graphical user interface of their PACS and review workstations. The algorithms supported on the platform have also been optimized for and tested with each supported digital imaging acquisition manufacturer based upon characteristics of their unique detectors.
The Company has released a new generation of the PowerLook platform (version 10.0), which consists of a hybrid-server environment, where algorithm processing still occurs on-premise (within
the hospital) but the tracking of the usage is possible in the cloud. This makes it possible for iCAD to implement operational-budget pricing models and a gradual switch to the recurring revenue stream. This is a stepping stone to potentially hosting the Company’s algorithms purely in the cloud, and could enable scalability and a future SaaS business model for the Company.
SecondLook
SecondLook is a machine learning-based cancer detection algorithm that analyzes 2D FFDM images to identify and mark suspicious masses and calcifications. This technology provides radiologists with a “second look” that helps detect potentially actionable cancers earlier than screening mammography alone. SecondLook uses a sophisticated, patented machine learning algorithm designed to identify the masses and calcifications that are most likely to be malignant. The algorithm was trained using data from 2D mammography studies, enabling the product to distinguish between characteristics of cancerous and normal tissue. This enables earlier detection of hard-to-find
cancers, improved workflow for radiologists, and higher quality patient care. SecondLook first received FDA premarket approval in 2002 and is currently available in the United States, Canada, Europe, and Asia.
Automated Density Assessment
The Company’s Automated Density Assessment solution aids radiologists by standardizing their approach to breast density assessment and categorization. The solution provides an automated, consistent and standardized density assessment based on the American College of Radiation’s
BI-RADS
5
th
Edition density categorization system, which is particularly important in states that mandate reporting a breast density score to patients as part of their annual mammogram. The latest version of the Company’s automated density solution, which added support for the synthetic 2D images from GE and Hologic, received FDA 510(k) clearance in August 2018.

ProFound AI
DBT was introduced in the United States in 2010. Tomosynthesis has been demonstrated to have multiple advantages over 2D mammography, including improved tissue visualization and detection, resulting in lower recall rates for patients. Clinical studies indicate that DBT improves the ability to distinguish malignant from benign tumors and can better detect malignant lesions hidden by overlapping tissues. This helps reduce the number of unnecessary biopsies and false positive recall rates. Initial studies have indicated that physicians using tomosynthesis have the ability to detect 41% more invasive cancers than those using conventional mammography, and also have reduced false-positives by up to 15%. While DBT has been shown to have clinical benefits for screening mammography, it can also significantly increase radiologist’s interpretation time.
AI can also play an important role in improving the efficiency of reading breast tomosynthesis cases by identifying suspicious breast masses and calcifications.
In early 2018, the Company received the CE mark for its multi-vendor, artificial intelligence DBT cancer detection and workflow solution, Powerlook Tomo Detection 2.0, which was later rebranded as ProFound AI for DBT. The product also received clearance for clinical use in Canada in mid-2018
and was FDA 510(k) cleared in December 2018. On March 12, 2021, ProFound AI 3.0 was cleared by the FDA, through a 510(k) review, for commercial use in the United States for reading DBT exams from compatible DBT systems. This new version offers additional clinical and workflow improvements when compared to the previous version of the product.
ProFound AI for DBT is a deep-learning algorithm specifically designed to detect malignant soft-tissue densities and calcifications in DBT exams by analyzing each DBT image, or slice. In early 2018, the Company completed a non-FDA
large multi-reader, multi-case crossover design clinical reader study, which concluded that ProFound AI increased radiologist clinical performance by improving radiologist sensitivity by an average of 8%, improving radiologist specificity by an average of 6.9% and reducing recall rates in non-cancer
cases by an average of 7.2%. The reader study also showed that the product can reduce DBT reading times by an average of 52.7%. Results from this reader study were published in the peer-reviewed journal,
Radiology: Artificial Intelligence
, in July 2019.
iCAD will continue to focus on advancing the performance of its ProFound AI for DBT solution through algorithm improvements and training on larger datasets.
The Company has Original Equipment Manufacturer (“OEM”) relationships with GE, Siemens, and Fuji Medical Systems’ women’s health businesses and expects to use ProFound AI to expand its OEM partnerships with other mammography system and PACS providers. In 2020, one of the largest outpatient medical imaging providers and largest physician radiology practices in the United States adopted ProFound AI throughout its nationwide network. In 2020 iCAD entered into a five-year partnership with Solis Mammography, the largest independent provider of mammography and breast health services in the United States, whereby iCAD will provide Solis Mammography’s nationwide network with its latest AI breast health solutions, including ProFound AI for DBT and ProFound AI Risk.
The Company also developed ProFound AI for 2D Mammography, which is targeted at the European market, where 2D mammography remains the primary procedure for breast cancer screening. ProFound AI for 2D Mammography was launched in Europe in June 2019 at the Société Française d’Imagerie de la Femme medical conference and received CE approval in July 2019.
ProFound AI
™
Risk
ProFound AI Risk is the first and only commercially available clinical decision support tool that provides an accurate and personalized two-year
breast cancer risk estimation, based solely on a screening mammogram. The Company worked with leading researchers at the Karolinska Institutet in Stockholm, Sweden, one of the

world’s foremost medical research universities, to create ProFound AI Risk. ProFound AI Risk is driven primarily by data from existing mammography images. Unlike existing risk models that focus on longer term risk based on family history and clinical lifestyle factors, ProFound AI Risk focuses on a short-term interval. ProFound AI Risk received a CE Mark in Europe in July 2020, and Profound AI 3.0 was cleared by the FDA, through a 510(k) review, on March 12, 2021. In September 2020, iCAD announced the publication of data in the peer-reviewed journal,
Radiology
, indicating that ProFound AI Risk more accurately identifies the prospect of near-term development of breast-cancer than traditional risk models.
Magnetic Resonance Imaging (“MRI”) Applications—Breast and Prostate Cancer Detection
In addition to mammography and CT imaging modalities, the interpretation of MRI exams also benefits from advanced image analysis and clinical decision support tools. Radiologists turn to MRI to examine the soft tissues, blood vessels, and organs in the head, neck, chest, abdomen, and pelvis to help them diagnose and monitor tumors, heart problems, liver diseases and other organs, such as breast and prostate for possible links to cancer. MRI uses magnets and radio waves instead of
x-rays
to produce very detailed, cross-sectional images of the body, and can be used to look specifically at those areas. We previously developed MRI assets which were subsequently sold, and are exploring future possible opportunities in MRI applications.
MRI is an effective tool to detect breast cancer as well as prostate cancer. While MRI is a more expensive option than traditional mammography, it enables physicians to view tumors which may have been missed during routine screenings. The American Cancer Society published guidelines in the March/April 2007
CA: A Cancer Journal of Clinicians
, recommending that women at high risk for breast cancer augment their annual mammogram with an annual breast MRI. The guidelines recommended MRI scans for women with a lifetime risk of breast cancer of
20%-25%
or greater, including women with a strong family history of breast or ovarian cancer and women who were treated for Hodgkin’s disease. The American College of Radiology and Society of Breast Imaging endorsed these recommendations in the
Journal of the American College of Radiology
.
Accurate staging of prostate cancer has been a significant challenge for practitioners. Of the over 225,000 men who are diagnosed with prostate cancer every year in the United States, most have slow-growing tumors that likely will not lead to death or require invasive treatment, though the diagnosis does cause patient anxiety and requires close monitoring. With advanced diagnostic imaging tools, physicians may more accurately stage the severity of prostate cancer and minimize a patient’s exposure to unnecessary and painful biopsies.
In the future, the Company believes that MRI imaging may have an expanded role in the management of prostate cancer patients, particularly for management strategies involving active surveillance. As more men consider “watchful waiting” or delaying active treatment of their cancer, advances in imaging will help inform these decisions, based more on better imaging than on assumptions relating to estimates of growth of prostate cancer.
Prostate Cancer Screening
Prostate Al
In the United States alone, there are over 225,000 cases of prostate cancer diagnosed annually. The annual global volume is estimated to be at least 650,000 in developed countries.
Over the past several years, the use of the Prostate – Specific Antigen (“PSA”) screening has declined, resulting in sub-optimal
screening for prostate cancer. More recently, multi-parametric MRI has been relied upon increasingly for both initial diagnosis and for tracking of men previously diagnosed and in “active surveillance.”

The Company intends to explore opportunities in the prostate screening market, including to seek to acquire large data sets of prostate images and develop new and unique algorithms to assist with the reading, interpretation and detection of proliferative prostate disease.
The Company will be required to complete development and then seek and obtain clearance from the FDA prior to being able to offer and sell the product to end users.
Colon Cancer Screening
Background and Overview
Colon cancer is the third most common cancer diagnosed globally, with more than 1.1 million new cases diagnosed worldwide in 2020.
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
CT Colonography (“CTC”) is a less invasive technique than traditional colonoscopy for imaging the colon when screening for cancer. However, the process of reading a CTC exam can be lengthy and tedious as the interpreting physician is often required to traverse the entire length of the colon multiple times. CAD technology can play an important role in improving the accuracy and efficiency of reading CTC images by automatically identifying and highlighting polyps that can progress into cancer. CAD technology has been developed to aid radiologists in their review of CTC images as a means of improving polyp detection. The Company believes that CAD could become an important adjunct to CTC
.
Colon Cancer Screening Products
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
The
three main types of radiation therapy are (i) external beam radiation therapy (“EBRT”), which involves a radiation source positioned outside the body, (ii) brachytherapy, which uses sealed radioactive sources placed precisely inside the body in the treatment area, and (iii) systemic radioisotopes, which are given by infusion or oral ingestion. Brachytherapy uses temporary or permanent placement of radioactive sources.
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
Cancer Therapy
Introduction
The Xoft Axxent Electronic Brachytherapy (“eBx”) System (“Xoft System”) is a proprietary electronic brachytherapy platform designed to deliver isotope-free
(non-radioactive)
radiation treatment in virtually any clinical setting without the limitations of radionuclides. It is
FDA-cleared,
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
The Company’s commercial focus for the Xoft System in recent years has been the treatment of early-stage breast cancer, gynecological cancers and NMSC. Emerging applications include a wide and growing array of cancers including brain, prostate and rectal tumors. Given that the Xoft System has regulatory clearance for the treatment of cancer anywhere in the body, treatments for emerging applications may not require additional regulatory clearance.
The Xoft System delivers clinical dose rates similar to traditional radioactive systems. However, because of the electronic nature of the Xoft System technology, the dose fall-off
is faster. This lowers the radiation exposure outside of the targeted area and eliminates the need for a dedicated shielded treatment environment such as that required with traditional isotope-based radiation therapy. Because the Xoft System is relatively small in size, it can easily be transported for use in virtually any clinical setting under radiation oncology supervision (including the operating room where intraoperative radiation therapy (“IORT”) is delivered). Current customers of the Xoft System include university research and community hospitals, cancer care clinics, veterinary facilities, and dermatology offices that have established strategic partnerships with radiation oncology service providers for supervised treatment delivery.

Cancer Therapy Products
Background and Overview
Approximately 300,000 women are diagnosed with breast cancer every year in the United States. Currently, many early-stage breast cancer patients who are treated with radiation therapy follow a four-to-six-week
daily protocol of traditional external beam radiation, while a small portion are treated with brachytherapy. IORT aims to simplify radiation treatment for early-stage breast cancer patients by delivering one precise dose of radiation directly to the lumpectomy cavity in a single, safe and effective procedure. The Xoft System may also be used for accelerated partial breast irradiation (“APBI”).
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
The Company offers
FDA-cleared
applicators for the utilization of the Xoft System, including breast applicators for IORT and APBI in the treatment of breast cancer, vaginal applicators for the treatment of endometrial cancer, cervical applicators for the treatment of cervical cancer, and skin applicators for the treatment of NMSC. The flexible single-use
breast applicators are offered in a variety of sizes and lengths based on clinical need. The endometrial, cervical and skin applicators are reusable and are manufactured in various sizes based on the anatomical requirements of the patient or the size of the lesion. The Xoft System includes a 50kV isotope-free energy source, a comprehensive service warranty program, and various accessories such as the Axxent eBx Rigid Shield for internal IORT shielding. The 50kV energy source is typically sold under an annual contract and is customized to individual customer volume and usage requirements.
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
Approximately 297,000 cases of brain and nervous system tumors are diagnosed worldwide per year. GBM is the most common and aggressive type of malignant primary brain tumor, with a median survival estimated to be 10 to 12 months. In 2020, the first metastatic brain tumor was treated in the United States with IORT using the Xoft System. This procedure marked the start of a clinical trial at the James Graham Brown Center at the University of Louisville on IORT for patients with large brain metastases treated with neurological resection with the Xoft System. As of December 2020, researchers at the James Graham Brown Cancer Center had treated four patients in this trial.
A retrospective analysis published in World Neurosurgery in 2019 by Alexey Krivoshapkin, MD, PhD, et al. examined the repeat resection and the various methods of IORT for the treatment of malignant brain gliomas, including high-energy linear accelerators and modern, integrated brachytherapy solutions using both solid and balloon applicators.

The Xoft System is also currently being studied for the treatment of other types of brain tumors in various institutions worldwide, including the European Medical Center, in Russia. In a matched study by Alexey Gaytan, MD, PhD, neurosurgeon at the European Medical Center in Moscow, Russia, 30 patients were treated for recurrent GBM. The IORT group was treated with a single fraction of radiation immediately following surgical resection, without chemotherapy or temozolomide following surgery. The comparison group was treated with routine postoperative adjuvant chemotherapy with or without concomitant or sequential EBRT.
Updated clinical findings from this study were presented at the American Society of Clinical Oncology Virtual Scientific Program in May 2020. As of December 2019, overall survival was 27 months in the IORT group, compared to 21 months in the EBRT group. The local progression free survival range for the IORT group was between 3.5 and 39 months, compared to two to 10 months for the EBRT group. As of December 2019, eight patients from the IORT group were still alive, whereas none of the patients in the EBRT group survived.
New data from this study were also presented at the EANS Virtual Congress in October 2020. As of May 2020, five patients from the IORT group were still alive, whereas none of the patients in the EBRT group survived. The survival of patients in the IORT group ranged from 16 to 59 months after the initial GBM diagnosis.
In 2020, iCAD announced the appointment of Santosh Kesari, MD, PhD, a world-renowned neuro-oncologist, as Principal Investigator of an international multi-center clinical trial evaluating the Xoft System as the sole radiation therapy to treat recurrent GBM following surgical excision of malignancy.
In addition, the Xoft System was used for the first time in Europe to treat brain cancer in 2020. The treatment occurred at the Miguel Servet University Hospital in Spain, where a patient was treated for a brain metastasis from Ewing’s Sarcoma.
There are approximately 3.5 million cases of NMSC diagnosed annually in the United States. The Xoft System is a viable alternative treatment option for patients with lesions in cosmetically challenging locations (ear, nose, scalp, neck), locations that experience difficulties in healing (lower legs, upper chest, fragile skin), patients on anticoagulants, and patients who are anxious about surgery. The Xoft System has been used to treat more than 10,000 NMSC lesions. Clinical data published from 2015 to 2017 demonstrates promising local control and supports eBx as a convenient, effective, nonsurgical treatment option offering minimal toxicity and improved cosmesis for eligible NMSC patients.
There are approximately 50,000 new cases of endometrial cancer each year in the United States and more than 800,000 new cases worldwide. In 2017, the first-ever European analysis of electronic brachytherapy using the Xoft System for endometrial and cervical cancer treatment was presented at the European Society for Radiotherapy and Oncology annual meeting. Researchers from Miguel Servet University Hospital in Zaragoza, Spain presented promising study results demonstrating improved outcomes in acute toxicity in 29 endometrial or cervical cancer patients treated with the Xoft System from September 2015 to September 2016. Additional research showed that compared to an iridium isotope, the Xoft System delivered a lower dose of radiation to surrounding healthy organs at risk, such as the bladder and rectum. In April 2019, two additional Spanish centers announced adoption of the Xoft System, bringing the number of installations across Spain with the Xoft System to seven, spread across four major regions.
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
Additionally, electronic brachytherapy is appropriate for use in other IORT clinical settings where surgical resection is unable to completely eliminate all cancer cells. The Company believes that IORT for prostate, pelvic, gastrointestinal, abdominal, spinal, and soft tissue sarcoma applications are potential markets given the minimal shielding requirements associated with this treatment modality. In September 2019, the Company unveiled new and updated advancements for the Xoft System at the American Society for Radiation Oncology (“ASTRO”) annual meeting. This included new applicators for minimally-invasive robotic surgery, including prostate, an advanced prototype for early-stage rectal cancers, and extended-length balloon applicators, available in 25 cm and 50 cm lengths, which offer added versatility and the potential for additional applications for the Xoft System in different areas of the body. Based on these additional clinical applications and the potential to scale the Xoft System in the future to address other indications for use, the Company believes the Xoft System offers unique flexibility and opportunities for growth.
Studies
In
2016, Melinda Epstein, PhD, of Hoag Memorial Hospital Presbyterian in Newport Beach, California and
co-authors
published two clinical papers on their experience with the Xoft System for the treatment of early-stage breast cancer with IORT. In June 2016, the
Annals of Surgical Oncology
published data on 702 patients treated from June 2010 to January 2016, demonstrating a 1.7% recurrence rate. Further, less than 5% of patients had significant complications, indicating that IORT allows some women who cannot (or decline to) undergo whole breast radiation to consider breast-conserving therapy rather than mastectomy. In August 2016,
The Breast Journal
published
20-month
mean
follow-up
data on 146 patients with pure ductal carcinoma in situ treated with IORT. The data showed a 2.1% recurrence rate with relatively few complications and again concluded that
x-ray
based IORT has the potential to be a promising treatment modality that may simplify the delivery of post-excision radiation therapy.
In
2017, researchers from Hoag Memorial Hospital Presbyterian published another clinical paper in the
Annals of Surgical Oncology
on their experience with the Xoft System in treating 204 early-stage breast cancers in a prospective,
X-ray
IORT trial from June 2010 to September 2013. With a median
follow-up
of 50 months, results indicated there were seven ipsilateral breast tumor events, no regional or distant recurrences, and no breast cancer-related deaths. Kaplan-Meier analysis projects that 2.9% of patients will recur locally at 4 years. The site’s low complication and recurrence rates support the cautious use and continued study of IORT in selected women with low-risk
breast cancer. The Hoag Memorial Hospital Presbyterian IORT series is currently the largest single-facility IORT series with the Xoft System in the United States.
Also, in 2017, the Company announced results of a landmark study that demonstrated the economic benefits of IORT compared to EBRT in the treatment of early-stage breast cancer. The analysis demonstrated that IORT could result in direct cost savings for the U.S. healthcare system of more than $630 million over the lifetime of patients diagnosed annually with early-stage breast cancer, as well as could significantly benefit patient health by minimizing radiation exposure and offering a better quality of life. The results of the study were published in November 2017 in the peer-reviewed
Cost Effectiveness and Resource Allocation
and the study determined IORT to be the preferred method of treatment for early-stage breast cancer.
As the Company continues to focus on broadening global awareness and patient access to IORT, 2017 also brought meaningful progress in the area of international research. Physicians from Taiwan published a clinical paper in November 2017 in the peer-reviewed
PLOS One
journal. The multi-center study examined patient selection and the oncologic safety of IORT with the Xoft System for the management of early-stage breast cancer. From 2013 to 2015, 26 hospitals in Taiwan performed a total of 261 IORT procedures. With a mean follow-up
of 15.6 months, locoregional recurrence was observed in 0.8% of patients. The study concluded that preliminary results of IORT in Taiwan showed it is well accepted by patients and clinicians.
Finally, in 2017, the Company announced that results of a matched-pair cohort study of 369 early-stage NMSC patients treated with the Xoft System or Mohs micrographic surgery showed that rates of recurrence of cancer were virtually identical at a mean follow-up
of 3.4 years. Mohs micrographic surgery is accepted as the most effective technique for removing basal cell carcinoma and squamous cell carcinoma. The study results were published online in the peer-reviewed
Journal of Contemporary Brachytherapy
.
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
study, which evaluated IORT but did not use the Xoft System. The study reviewed results of 184 patients with breast cancer from November 2011 to January 2016 completing Institutional Review Board (“IRB”)-approved IORT protocol. The recurrence rate for the 184 total IORT patients was 5.4 percent at a mean follow-up
of 55 months; however, the recurrence rate was 2 percent lower for the patients who complied with adjuvant medical therapy. The difference in recurrence rates between the group complying with versus declining adjuvant medical therapy was statistically significant. To date, this study presents the most long-term research of IORT using the Xoft System published in a peer-reviewed journal.
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
In 2019, study results from the first cervical cancer cases for eight patients treated with the Xoft System at the Hospital Universitario Miguel Servet in Zaragoza, Spain were published in the
Journal of Applied Clinical Medical Physics.
Researchers found the treatment offered promising results at 1 month follow up, with no recurrences and low toxicity. The study concluded that electronic brachytherapy is a good alternative to treating cervical cancer in centers without access to conventional high-dose-rate interstitial brachytherapy.
Clinical data supporting the Xoft System for the treatment of various gynecological cancers, including cervical and uterine, were also presented in 2019 at the European Society for Radiotherapy and Oncology meeting by researchers from the Hospital Universitario Miguel Servet and the Jewish General Hospital in Montreal, Québec, Canada. A study conducted by researchers from the Hospital Universitario Miguel Servet concluded that electronic brachytherapy is an alternative to high dose-rate brachytherapy with a good rate of overall survival and progression free disease. The retrospective study conducted by researchers at the Jewish General Hospital suggested that electronic brachytherapy could replace high-dose-rate brachytherapy in uterine cancer with similar target coverage, maximum dose to surrounding structures, and treatment times and that additional studies would be needed to evaluate efficacy.
Preliminary results of the Company’s international, multi-center clinical trial in the Xoft System were unveiled during an oral presentation at the 60th ASTRO annual meeting at the Henry B. Gonzalez Convention Center in San Antonio, Texas on October 23, 2018. In the presentation, A.M. Nisar Syed, MD, Principal Study

Investigator, Medical Director, Radiation Oncology & Endocurietherapy, MemorialCare Cancer Institute, Long Beach Memorial Medical Center, and Professor of Radiation Oncology, UCI Medical Center and Harbor-UCLA School of Medicine, detailed clinical techniques and outcomes of IORT using the Xoft System at the time of breast conserving surgery with findings based upon ASTRO suitability criteria. The trial enrolled 1,200 patients between May 2012 and July 2018 at 28 international and U.S.-based institutions. With a median follow up of 1.6 years, less than one percent of patients had cancer regrowth (ipsilateral recurrence) or developed new primary cancers in the other breast. Treatment was generally well tolerated with grade 3, 4 and 5 adverse events occurring in 37 patients. Mean treatment time was 10.5 minutes.
At the ASTRO Virtual Annual Meeting in October 2020, researchers presented new data supporting the Xoft System for the treatment of early-stage breast cancer and endometrial cancer. In a study involving 1,200 patients with early-stage breast cancer treated with the Xoft System from May 2012 to July 2018 across 27 institutions worldwide, researchers concluded that IORT with the Xoft System is safe, with low morbidity, low local recurrence and excellent cosmetic results. In a study of 236 patients with endometrial cancer from September 2015 to May 2020, with a median follow up of 34 months, researchers concluded the Xoft System is a feasible alternative to HDR brachytherapy for the treatment of endometrial cancer that offers long-term benefits for patients, staff and the overall healthcare system.
Researchers from Miguel Servet University Hospital in Spain presented several studies supporting the Xoft System at the European Society for Radiotherapy & Oncology (ESTRO) virtual meeting in November 2020. In a study analyzing 193 patients from 2015 to 2019, where one group was treated with the Xoft System combined with external radiation and one group was treated with the Xoft System, researchers established electronic brachytherapy for endometrial cancer as a feasible alternative to HDR brachytherapy, equal in effectiveness to Iridium 192, with long-term benefits for patients. Researchers concluded that the Xoft System provided the same dosimetric coverage in the area of treatment as traditional brachytherapy with a marked reduction in dosage to organs at risk.
In another study presented at ESTRO 2020, researchers created 3D printed anatomic models that allowed them to create simulations to measure possible radiation doses in nearby organs, such as the lung and heart, where it is not possible to place a detector to perform in vivo dosimetry. Results calculated the maximum doses to radiochromic film representing the left lung and heart of 20 patients treated from the left breast measured retrospectively. Researchers concluded it was possible to measure and verify doses in the lung and heart for IORT treatments, enabling more accurate recommendations for a particular type of treatment.
A third study presented at ESTRO 2020 examined the results of 480 patients treated with IORT from May 2015 to October 2019 with treatment verification and in vivo dose measurements to understand the in vivo dose in the skin. Researchers concluded the skin doses were low with less than 1% of the cases exhibiting early toxicity of acute grade 3 dermatitis and no cases of higher grade dermatitis.
Sales and Marketing
Cancer Detection
In November 2020, iCAD announced that more than 1,000 ProFound AI licenses had been sold since the product was launched, and the Company has now sold almost 1,200 licenses through December 31, 2020. In North America, iCAD sells its AI mammography products through a direct regional sales force and through the Company’s OEM partners, which include GE Healthcare, Hologic, Fujifilm Medical Systems, and Siemens Medical Systems. In Europe, the Company has also developed reseller relationships with regional distributors, which it plans to expand. In 2019, the Company announced that its Breast Health Solutions suite will be available on the Nuance AI Marketplace, the first portal for improving radiologist productivity with one-stop

access to a wide range of AI diagnostic models from within the industry’s most widely used radiology reporting platform. This portal will provide the Company’s consolidated, at-scale
access to users of Nuance PowerScribe, the radiology reporting system trusted by approximately 80 percent of U.S. radiologists and its PowerShare Network, which connects more than 8,000 healthcare organizations.
In 2020, iCAD signed a distribution agreement with Change Healthcare, a leading independent healthcare technology company focused on insights, innovation and accelerating the transformation of the U.S. healthcare system. The agreement will expand access to ProFound AI for more hospitals and imaging centers across North America.
Additionally, as part of its sales and marketing efforts, the Company engages in a variety of public relations and local outreach programs with numerous customers and continues to cultivate relationships with industry leaders in breast cancer solutions, including at trade shows where the future of medical image analysis solutions is discussed.
Cancer Treatment
iCAD markets the Xoft System in the United States and select countries worldwide through its wholly-owned subsidiary, Xoft, Inc. (“Xoft”). In the United States, Xoft utilizes a direct sales force and selected partners. Xoft has established partnerships in Australia, Bangladesh, Bulgaria, China, Egypt, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Russia, Saudi Arabia, Spain, Sweden, Switzerland, Taiwan, Turkey, and the United Kingdom. Additionally, further commercial efforts are being targeted in Central and South America.
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
Cancer Detection
The Company currently faces direct competition in its cancer detection and breast density assessment businesses from Hologic (Marlborough, MA), Volpara (Rochester, NY), ScreenPoint Medical (Nijmegen, Netherlands), Densitas (Halifax, Nova Scotia, Canada), and Therapixel (Paris, France). The Company believes that its market leadership in mammography cancer detection, density assessment, risk assessment and strong relationships with its strategic partners will provide it with a competitive advantage in the cancer detection and breast density assessment businesses.

The Company’s VeraLook product faces competition from the traditional imaging CT equipment manufacturers and emerging CAD companies. Siemens Medical (Tarrytown, NY), GE Healthcare (Chicago, IL), and Philips Medical Systems (Andover, MA) currently offer polyp detection products outside the United States. A significant barrier to adoption in the United States has been a lack of reimbursement for CTC for colon cancer screening. The Company expects that CT manufacturers will offer a colonic polyp detection solution as an advanced feature of their image management and display products typically sold with their CT equipment, but current regulatory requirements for the sector present a significant barrier to entry and the Company believes that its market leadership in mammography AI may provide it with a competitive advantage within the CTC community.
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
In September 2020, Centers for Medicare & Medicaid Services (“CMS”) issued a final rule establishing the Radiation Oncology Advanced Payment Model, a bundled payment model for radiotherapy treatment that incentivizes physician selection of high quality, lower cost treatment modalities like Xoft’s electronic brachytherapy for treatment of breast and other cancers. In the final notice, CMS did not include IORT treatments (including CPT codes 77424 and 77425) within the new alternative payment model for radiation oncology. As a result, whether or not a particular physician practice or hospital is subject to the new radiation oncology payment model, IORT services covered by Medicare will continue to be subject to the existing payment systems for physician services and hospital outpatient services. The model was supposed to begin in 2021, but Congress passed legislation to delay the start of the new payment model until 2022.
Stakeholders are encouraging CMS to make significant changes to the model before it takes effect. Medicare has not yet posted the final version of the rule outlining the details of the program.
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
Government Regulation
The Company’s operations, products and customers are subject to extensive government regulation by numerous government agencies. Our software, hardware systems and related accessories are regulated as medical devices in each of the jurisdictions where we operate, and our customers are subject to applicable provider quality standards.
Manufacturing and Sales
In the United States, numerous laws and regulations govern the processes by which our products are brought to market. These include the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations, which govern, among other things, quality standards for product development, manufacturing, testing, labeling, storage, premarket clearance or approval, advertising and promotion, sales and distribution, and post-market surveillance of medical devices.
For devices, in the United States, FDA’s premarket clearance or approval process controls the entry of products into the market, unless a device is exempt from premarket review. Whether a product requires clearance (510(k) premarket notification) or approval (premarket approval, “PMA”) depends on the FDA’s risk-based classification of the device. Some of our products require submission of a premarket notification demonstrating that our device is at least as safe and effective, that is, “substantially equivalent” to a legally marketed device that is not required to be approved under a PMA. Once we receive an order from FDA declaring our device to be substantially equivalent, our product is “cleared” for commercial marketing in the United States. Other products of ours require submission of a PMA, which requires non-clinical
and clinical data supporting the safety and effectiveness of the device. Once we receive FDA approval of our PMA application based on FDA’s determination that the application contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s), we may market the device.
After our products enter the market, we and our products continue to be subject to FDA regulation. For example, the FDA Quality System Regulations (“QSR”) require manufacturers to establish a quality system including extensive design, testing, control, documentation and other quality assurance procedures designed to ensure that their products consistently meet applicable FDA requirements and manufacturer specifications. Our third-party manufacturers are also required to comply with applicable parts of the QSR. Manufacturers are subject to periodic inspections by the FDA to determine compliance with QSR. If at the conclusion of an inspection, FDA has made any observations that may constitute violations of applicable requirements, it may issue an FDA Form 483 (“483”) requiring corrective action within a limited amount of time. If any observations are not addressed and/or corrective action taken, FDA may issue a warning letter and or take other enforcement action. The Company also is subject to FDA regulations covering labeling and adverse event reporting as well as the FDA’s general prohibition against promoting products for unapproved or
“off-label”
uses. Failure to comply fully with applicable regulations could lead to delayed marketing clearance or approval or enforcement action, including 483s, warning letters, product seizures, import/export refusal, civil or criminal penalties, injunctions, and criminal prosecution.
Similarly, medical device regulators in other jurisdictions require various levels of clearance, approval, certification, licensure and/or consent before regulated medical devices can be lawfully commercialized in those jurisdictions as well as ongoing compliance with manufacturing and other regulatory requirements. These approvals, the time required for regulatory review, and the continuing compliance requirements vary by jurisdiction. Obtaining and maintaining foreign regulatory approvals and maintaining compliance is an expensive and time-consuming process. Increasingly, medical device manufacturers are adopting globally harmonized quality standards as developed by the International Organization for Standardization, and risk management standards. Manufacturers of software as a medical device are further subject to specific security standards.
Additionally, the U.S. government regulates the transfer of information, commodities, technology and software considered to be strategically important to the United States in the interest of national security, economic and/or foreign policy concerns. A complicated network of federal agencies and inter-related regulations in the United States that govern exports, collectively referred to as “Export Controls.” These regulate the shipment or transfer, by whatever means, of controlled items, software, technology, or services out of the United States. Exported medical products are also subject to the regulatory requirements of each country to which the medical product is exported.
Healthcare Laws
The Company is also subject to a variety of federal and state regulations in the United States and regulations in other jurisdictions that relate to our interactions with healthcare practitioners, government officials, purchasing decision makers, and other stakeholders across healthcare systems. These regulations, discussed in more detail below, include among others, the following:

•	anti-kickback, false claims, and physician self-referral statutes;

•
U.S. state laws and regulations regarding fee splitting and other relationships between healthcare providers and non-professional
entities, such as companies that provide management and reimbursement support services;

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

•
laws regulating the privacy and security of health data, protected health information and personally identifiable information. These include the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act, the General Data Protection Regulation (“GDPR”) in the EU, and the Personal Information Protection and Electronic Documents Act in Canada; and

•
healthcare reform laws in the United States, such as the Affordable Care Act (“ACA”) and the 21st Century Cures Act, which include new regulatory mandates and other measures designed to reduce the rate of medical inflation. These include, among other things, stringent new reporting requirements of financial relationships between device manufacturers and physicians and teaching hospitals.

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
The FDA, CMS, the Department of Health and Human Services, Office of Inspector General
(“HHS-OIG”),
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

The AKS is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The statutory penalties for violating the AKS include imprisonment for up to ten years and fines of up to $100,000 per violation. In addition, through application of other laws, conduct that violates the AKS can also give rise to False Claims Act (“FCA”) lawsuits and other penalties.
Congress and the
HHS-OIG
have established a large number of statutory exceptions and regulatory safe harbors. An arrangement that fits squarely into an exception or safe harbor is immune from prosecution under the AKS. We train and educate employees and marketing representatives on the AKS and their obligations thereunder, and we endeavor to comply with the applicable safe harbors. However, the failure to comply with the exceptions and safe harbor requirements does not always impose liability under the AKS, as long as the arrangement does not implicate the principal policy objectives. Thus, some of our arrangements that may not be covered by a safe harbor, like many other common and non-abusive
arrangements, nevertheless likely do not pose a material risk of program abuse or warrant the imposition of sanctions because they do not implicate any of the AKS’s principal policy objectives. However, we cannot offer assurances that, with respect to any arrangements that do not squarely meet an exception or safe harbor, we will not have to defend against alleged violations of the AKS. Allegations of violations of the AKS also may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the AKS.
Government officials have focused recent kickback enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, including medical device manufacturers, and have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. This trend is expected to continue. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal pleas or deferred prosecution agreements.
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
This federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing for any good or service furnished pursuant to an unlawful referral. It further obligates any person collecting any amounts in connection with an unlawful referral to refund these amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $172,137 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $25,820 per service, and could result in denial of payment, disgorgements of reimbursement received under a non-compliant
agreement, and possible exclusion from Medicare, Medicaid or other federal healthcare programs.
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
We have financial relationships with physicians in the form of equipment leases and services arrangements. Our financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an applicable exception. Unlike the AKS, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature. We attempt to structure our relationships to meet a Stark Law exception, but the regulations implementing the exceptions are detailed and complex, and underwent significant changes in 2020, and therefore, we cannot provide assurance that every relationship complies fully with the Stark Law.
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
False Claims Laws
The federal FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim or knowingly making, or causing to made, a false statement to obtain payment from the federal government. If we violate the AKS or Stark Law, improperly bill for our services, retain overpayments longer than 60 days after identification, or fail to act with reasonable diligence to investigate credible information regarding potential overpayments, we may be found to violate the federal FCA.
Those found in violation of the FCA can be subject to fines and penalties of three times the damages sustained by the government, plus mandatory civil penalties of $11,803 to $23,607 per false claim or statement. The qui tam or “whistleblower” provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically, causing greater numbers of healthcare companies, including medical device manufacturers, to defend false claim actions, pay damages and penalties or be excluded from Medicare, Medicaid or other federal or state healthcare programs.

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
U.S. Coverage and Reimbursement
In the United States, the federal and state governments establish guidelines and pay reimbursements to hospitals, freestanding clinics (independent diagnostic treatment facilities), and medical professionals for diagnostic examinations and therapeutic procedures under the federal Medicare program and the joint federal/state Medicaid program. CMS reviews and adjusts Medicare and Medicaid coverage policies and reimbursement levels periodically and considers various Medicare and other healthcare reform proposals that could significantly affect private and public reimbursement for healthcare services. State governments determine Medicaid reimbursement pursuant to state law and regulations. Many third-party payers use coverage decisions and payment amounts determined by CMS to set their coverage and reimbursement policies.
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

•
a determination that the product or service is neither experimental nor investigational (e.g., that its use is supported by relevant evidence in the peer reviewed literature, its use is supported by medical professional society treatment guidelines).

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
basis.
Category III CPT codes are designed as temporary codes for experimental services. Without further action by the AMA, Category III CPT codes sunset five years after the initial publication or extension of the code. The AMA has accepted the retention of CPT code 0394T, extending the code until 2025. At that time, CPT code 0394T may receive a Category I CPT code. Alternatively, the AMA may determine the code should be further extended or archived.
The healthcare industry in the United States is increasingly focused on cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with third-party payers. The ACA went into effect in 2012 and in subsequent years. While we believe that elements of the program including the shift to value-based healthcare and increased focus on patient satisfaction will benefit the Company in the future, there could be negative consequences on patient access to new technologies. Other elements of this legislation, including comparative effectiveness research, payment system reforms (such as shared savings pilots) and other provisions, could meaningfully change the way healthcare is delivered and paid for in the United States, and may materially impact numerous aspects of our business, including the demand for and availability of our products, the reimbursement available for our products from governmental and third-party payers, and reduced medical procedure volumes.
On September 18, 2020, CMS finalized a rule regarding its new Radiation Oncology model (the “RO Model”), designed, according to CMS, to improve the quality of care for cancer patients receiving radiotherapy and reduce Medicare expenditures through bundled payments. In the final notice, CMS did not include IORT treatments (including CPT codes 77424 and 77425) within the new alternative payment model for radiation oncology. As a result, whether or not a particular physician practice or hospital is subject to the new radiation oncology payment model, IORT services covered by Medicare will continue to be subject to the existing payment systems for physician services and hospital outpatient services. On December 2, 2020, an interim final rule was published by CMS, to take effect no earlier than January 1, 2022.
We are evaluating the effect that changes and proposed changes to the ACA and Biden Administration policies, and the adopted RO Model by the CMS, may have on our business. We cannot predict whether the ACA will be repealed, replaced, or modified or how such repeal, replacement or modification may be timed or structured. As a result, we cannot quantify or predict the effect of such repeal, replacement, or modification might have on our business and results of operations. However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

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
Market acceptance of our medical products in both the United States and other countries is dependent upon the purchasing and procurement practices of our customers, patient demand for our products and procedures, and the reimbursement policies of patients’ medical expenses set by government healthcare programs, private insurers or other healthcare payers.
Intellectual Property
The Company primarily relies on a combination of patents, trade secrets and copyright law, third-party and employee confidentiality agreements, and other protective measures to protect its intellectual property rights pertaining to its products and technologies.
The Company has certain patents to its ongoing programs that expire between 2021 and 2029. These patents help the Company maintain a proprietary position in its markets. The Company does not believe that the patents expiring in 2021 are material to its business. Additionally, the Company has a number of patent applications pending domestically, some of which have been also filed internationally, and the Company plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s cancer detection technologies and products, including cancer detection solutions for tomosynthesis, CAD for CT colonography and lung and CAD for MRI breast and prostate. The Company has also secured a non-exclusive
patent license from the National Institute of Health which relates broadly to CAD in colonography, a non-exclusive
patent license from Cytyc/Hologic which relates to balloon applicators for breast brachytherapy, and a non-exclusive
license from Zeiss which relates to brachytherapy.
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
Engineering and Product Development
Our products have been developed by our own research and development staff or were developed by the companies we acquired. Research and development expenses are primarily attributable to personnel, consulting, subcontract, licensing and data collection expenses relating to the Company’s new product development and clinical testing. We believe our products are competitive and that none of the current versions of our products are approaching obsolescence. We have invested, and expect to continue to invest in new research and development and enhancements of our current products to maintain our competitive position. For the years ended December 31, 2020, 2019 and 2018, we incurred $8.2 million, $9.4 million, and $9.6 million of research and development expense, respectively.

Human Capital Resources
As of December 31, 2020, the Company had 114 employees, of whom 113 are full time employees, with 42 involved in sales and marketing, 28 in research and development, 30 in service, manufacturing, technical support and operations functions, and 14 in administrative functions. None of the Company’s employees are represented by a labor organization. The Company considers its relations with employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees, advisors and consultants. In addition to competitive base salaries, the other competitive benefits that we provide to employees include incentive plans, and paid vacation. The principal purposes of these employee benefits are to attract, retain, reward and motivate our personnel and to provide long-term incentives that align the interests of employees with the interests of our stockholders.
Foreign Regulations
International sales of the Company’s products are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Obtaining and maintaining foreign regulatory approvals is an expensive and time-consuming process. We cannot be certain that we will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which we plan to market our CAD products and the Xoft System, and if we fail to receive and maintain such approvals, our ability to generate revenue may be significantly diminished.
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
our
quarterly reports on Form
10-Q
and current reports on Form
8-K,
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we have filed it electronically with, or furnished it to, the SEC. We maintain our corporate website at http://www.icadmed.com. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form
10-K.

Item 1A.	Risk Factors.
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and/or in the future could affect, our operations.
The following is a summary of certain important factors that may make an investment in our company speculative or risky. You should carefully consider the fuller risk factor disclosure set forth in this Annual Report, in addition to the other information herein, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

•	We have incurred significant losses from inception through 2020 and there can be no assurance that we will be able to achieve and sustain future profitability.

•	Our quarterly and annual operating and financial results and our gross margins are likely to fluctuate significantly in future periods.

•
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

•
The markets for our products and treatments and newly introduced enhancements to our existing products and treatments may not develop as expected, we continue to face barriers to broad market acceptance.

•	An unfavorable resolution of the Yeda litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
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

•	A limited number of customers account for a significant portion of our total revenue. The loss of a principal customer could seriously hurt our business.

•	The markets for many of our products are subject to changing technology.

•	We distribute our products in highly competitive markets and our sales may suffer as a result.

•	We rely on intellectual property and proprietary rights to maintain our competitive position and may not be able to protect these rights.

•	Our future prospects depend on our ability to retain current key employees and attract additional qualified personnel.

•	The market price of our common stock has been, and may continue to be volatile, which could reduce the market price of our common stock.

•	Future issuances of shares of our common stock may cause significant dilution of equity interests of existing holders of common stock and decrease the market price of shares of our common stock.
Risks Related to our Financial Position, Operating Results and Need for Additional Capital
We have incurred significant losses from inception through 2020 and there can be no assurance that we will be able to achieve and sustain future profitability.
We have incurred significant losses since our inception. We incurred a net loss of $17.6 million in 2020 and have an accumulated deficit of $241.9 million at December 31, 2020. We may not be able to achieve profitability.

Our quarterly and annual operating and financial results and our gross margins are likely to fluctuate significantly in future periods.
Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenue and results of operations may fluctuate as a result of a variety of factors that are outside of our control including, but not limited to, general economic conditions, the timing of orders from our OEM partners, our OEM partners ability to manufacture and ship their digital mammography systems, our timely receipt by the FDA for the clearance or approval to market our products, our ability to timely engage other OEM partners for the sale of our products, the timing of product enhancements and new product introductions by us or our competitors, the pricing of our products, changes in customers’ budgets, competitive conditions and the possible deferral of revenue under our revenue recognition policies.
Risks Related to Our Business and Our Company
We expect the novel coronavirus
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
On March 12, 2020, the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of the
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past will have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the year ending December 31, 2020 reflect a negative impact from the
COVID-19
pandemic, as the typical sales cycle and ordering patterns were still disrupted due to some healthcare facilities’ additional focus on
COVID-19.
Although we do not provide guidance to investors relating to our results of operations, our results for future quarters could reflect a continuing negative impact from the
COVID-19
pandemic for similar reasons. Depending upon the duration and severity of the pandemic, the continuing effect on our results over the long term is uncertain.
The impact of the
COVID-19
pandemic on our future revenue is also relevant to the minimum revenue covenant under our Loan and Security Agreement (“Loan Agreement”) with Western Alliance Bank (the “Bank”). If at any point the Company is not in compliance with this covenant and is unable to obtain an amendment or waiver from the Bank, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. The Company was required, historically, to seek modifications from its prior lender to avoid non-compliance
with certain earlier covenants. With the
COVID-19
pandemic affecting the world economy, the company cannot assure that it will be able to continue to satisfy the applicable minimum revenue covenant.
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
In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation (“Invivo”). On September 5, 2018, a third-party, Yeda Research and Development Company Ltd., filed a complaint (the “Yeda Litigation”) against the Company and Invivo in the United States District Court for the Southern District of New York, asserting various claims against the Company and Invivo. The Company and Invivo filed motions to dismiss the complaint. On September 5, 2019, the Court granted Invivo’s Motion to Dismiss in its entirety and granted the Company’s Motion to Dismiss as it relates to Yeda’s breach of contract and misappropriation of trade secrets claims. On October 22, 2019, Yeda filed an Amended Complaint against only the Company asserting claims for (i) copyright infringement; and (ii) a replead breach of contract claim. The Company filed its Answer to Yeda’s Amended Complaint on November 5, 2019. Yeda alleges, among other things, that the Company infringed upon Yeda’s source code, which was originally licensed to the Company, by using it in the products that the Company sold to Invivo and that it is entitled to damages that could include, among other things, profits relating to the sales of these products. If the Company is found to have infringed Yeda’s copyright or breached its agreements with Yeda, the Company could be obligated to pay to Yeda substantial monetary damages. We cannot predict the outcome of the Yeda Litigation or the amount of time and expense that will be required to resolve the lawsuit. If such litigation were to be determined adversely to our interests, or if we were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on our business, results of operations and financial condition. Please refer to the detailed discussion regarding litigation set forth in Part I, Item 3 of this Annual Report on Form
10-K.
We may be exposed to significant product liability for which we may not have sufficient insurance coverage or be able to procure sufficient insurance coverage.
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
Sales and market acceptance of our medical products and the treatments facilitated by our products in the United States and other countries is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our products and treatments has and will continue to depend upon our customers’ ability to obtain an appropriate level of coverage for, and reimbursement from third-party payers for, these products and treatments. In the United States, CMS establishes coverage and reimbursement policies for healthcare providers treating Medicare and Medicaid beneficiaries. Under current CMS policies, varying reimbursement levels have been established for our products and treatments. In the absence of a national coverage determination, coverage policies for Medicare patients may vary by regional Medicare Administrative Contractors. Reimbursement rates for treatments vary based on the geographic price index, the site of service, and other factors. Coverage and reimbursement policies and rates applicable to patients with private insurance are dependent upon individual private payer decisions which may not follow the policies and rates established by CMS. The use of our products and treatments outside the United States is similarly affected by coverage and reimbursement policies adopted by foreign governments and, to a lesser extent, private insurance carriers. On September 18, 2020, CMS finalized a rule regarding its new RO Model, designed, according to CMS, to improve the quality of care for cancer patients receiving radiotherapy and reduce Medicare expenditures through bundled payments. In the final notice, CMS did not include IORT treatments (including CPT codes 77424 and 77425) within the new alternative payment model for radiation oncology. As a result, whether or not a particular physician practice or hospital is subject to the new radiation oncology payment model, IORT services covered by Medicare will continue to be subject to the existing payment systems for physician services and hospital outpatient services. On December 2, 2020, CMS announced the interim final rule related to CMS’s new RO Model, which will take effect no earlier than January 1, 2022. We cannot provide assurance that government or private third-party payers will continue to reimburse our products or services, nor can we provide assurance that the payment rates will be adequate. If providers and physicians are unable to obtain adequate reimbursement for our products or services, this could have a material adverse effect on our business and operations. In addition, in the event that the current methodology for calculating payment for these products or services changes, this could have a material adverse effect on our business and business operations. We cannot guarantee that providers and physicians will be able to obtain adequate reimbursement for our products or services under the RO model as proposed, or at all.
Our business is dependent upon future market growth of full field digital mammography systems, digital computer aided detection products, and tomosynthesis as well as advanced image analysis and workflow solutions for use with MRI and CT and the market growth of electronic brachytherapy. This growth may not occur or may occur too slowly to benefit us
.
Our future business is substantially dependent on the continued growth in the market for electronic brachytherapy, full field digital mammography systems, digital computer aided detection products and tomosynthesis as well as advanced image analysis and workflow solutions for use with MRI and CT. The market for these products may not continue to develop or may develop at a slower rate than we anticipate due to a variety of factors, including, general economic conditions, delays in hospital spending for capital equipment, the significant costs associated with the procurement of full field digital mammography systems and CAD products and MRI and CT systems and the reliance on third party insurance reimbursement. If the market for the products and technologies upon which our products are dependent does not grow or grows too slowly, this could have a material adverse effect on our business.
A limited number of customers account for a significant portion of our total revenue. The loss of a principal customer could seriously hurt our business.
A limited number of major customers have in the past and may continue in the future to account for a significant portion of our revenue. Our principal sales distribution channel for our digital products is through our OEM partners. In 2020, our OEM partners accounted for 28% of our total revenue, with one major customer, GE Healthcare, accounting for 17% of our revenue. In addition, in 2020, five customers, consisting of both OEM and direct customers, accounted for 37% of our total revenue. The loss of our relationships with principal customers or a decline in sales to principal customers could materially adversely affect our business and operating results.

If goodwill and/or other intangible assets that we have recorded in connection with our acquisitions become impaired, we could have to take significant charges against earnings.
In connection with the accounting for our acquisitions, we have recorded a significant amount of goodwill and other intangible assets. We have recorded multiple impairments in the past: $26.8 million in September 2011, $14.0 million in June 2015, $4.7 million in September 2017 and $2.0 million in December 2017. Under current accounting, we must assess, at least annually and potentially more frequently, whether the value of our goodwill of $8.4 million at December 31, 2020 and our other intangible assets have been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.
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
and
non-disclosure
agreements. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether we are an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to us. There can also be no assurance that our trade secrets or non-disclosure
agreements will provide meaningful protection of our proprietary information. Further, we cannot assure you that others will not independently develop similar technologies or duplicate any technology developed by us or that our technology will not infringe upon patents or other rights owned by others. Unauthorized third parties may infringe our intellectual property rights or copy or reverse engineer portions of our technology. In addition, because patent applications in the United States are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties that relate to our technology. Moreover, there is a risk that foreign intellectual property laws will not protect our intellectual property rights to the same extent as intellectual property laws in the United States. The rights provided by a patent are finite in time. The Company has certain patents that expire between 2021 and 2029. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology.
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
Additionally, we may encounter problems at any stage of the trials that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	non-approval of an investigational device exemption (IDE), which is required by the FDA for the study in humans of a significant risk device that is not approved for the indication being studied;

•	failure to reach an agreement with contract research organizations or clinical trial sites;

•	failure of third-party contract research organizations to properly implement or monitor the clinical trial protocols;

•	failure of IRBs to approve our clinical trial protocols or suspension or termination of our clinical trial by the IRB, DSMB, or the FDA;

•	slower than expected rates of patient recruitment and enrollment, which may be further negatively impacted by the COVID-19 global pandemic;

•	inability to retain patients in clinical trials, which may be further negatively impacted by the COVID-19 global pandemic;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	inability or unwillingness of medical clinical investigators and institutional review boards to follow our clinical trial protocols;

•	failure of clinical investigators or sites to maintain necessary licenses or permits or comply with good clinical practices, or GCP, or other regulatory requirements; and

•	lack of sufficient funding to finance the clinical trials.
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
Our revenue from sales outside of the United States represented approximately 20% of our revenue for 2020. We are subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; changes in healthcare practice patterns; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.
Our existing and future debt obligations could impair our liquidity and financial condition, and our lenders could foreclose on our assets in the event we are unable to meet our debt obligations.
In connection with our Loan Agreement, the Bank agreed to provide up an initial term loan facility of $7.0 million and a $5.0 million revolving line of credit. The Loan Agreement requires the Company to either (i) meet a minimum revenue covenant, or (ii) maintain a ratio of unrestricted cash at the Bank to aggregate indebtedness owed to the Bank of at least 1.25 to 1.00. The Company was compliant with these covenants as of December 31, 2020 but cannot provide any assurance as to its future compliance due to, in part, the uncertainty of the effect of the
COVID-19
pandemic on the world economy and the U.S. health system. If at any point the Company is not in compliance with certain covenants under the Loan Agreement and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. The Company was required, periodically in the past, to seek modifications from its prior lender to avoid non-compliance
with its earlier covenants.
The Loan Agreement

•
requires us to dedicate a portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•
imposes restrictions on our ability to incur indebtedness, other than permitted indebtedness, and could impede us from obtaining additional financing in the future for working capital, capital expenditures, mergers, acquisitions and general corporate purposes;

•	imposes restrictions on us with respect to the use of our available cash, including in connection with future acquisitions;

•
requires us to agree by a certain date with the Bank regarding minimum revenue levels for the 2021 calendar year. Failure to agree will result in acceleration of the indebtedness under the Loan Agreement; and

•	requires us to provide certain financial information on a monthly and annual basis. Failure to do so will result in acceleration of the indebtedness under the Loan Agreement.
In addition, the Loan Agreement

•	could impair our liquidity;

•	could make it more difficult for us to satisfy our other obligations;

•	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets;

•	could result in a prepayment or make-whole premium if we elected to prepay the indebtedness under the Loan Agreement prior to its maturity date; and

•	could place us at a competitive disadvantage when compared to our competitors who have less debt.
We have pledged substantially all of our assets to secure our obligations under the Loan Agreement. If we were to fail in the future to make any required payment under the Loan Agreement or fail to comply with the financial and operating covenants contained in the therein, in some cases subject to applicable cure periods, we would be in default regarding the Loan Agreement. Such default would enable the lenders under the Loan Agreement to foreclose on the assets securing such debt and could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under our indebtedness.
Risks Related to Regulation of our Industry
The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations. Additionally, we may incur substantial costs defending our interpretations of U.S. federal and state government regulations, and if we lose, the government could force us to restructure our operations and subject us to fines, monetary penalties and possibly exclude us from participation in U.S. government-sponsored health care programs such as Medicare and Medicaid.
Both in the United States and in other jurisdictions, the healthcare industry is subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Such laws and regulations include those that are directed at payment for services and the conduct of operations, preventing fraud and abuse, and prohibiting general business corporations, such as ours, from engaging in practices that may influence professional decision-making, such as splitting fees with physicians. In addition, we believe that our business will continue to be subject to increasing regulation as legislatures and governmental agencies periodically consider proposals to revise or create new requirements, particularly in response to and following the
COVID-19
pandemic, the scope and effect of which we cannot predict. Such proposals, if implemented, could impact our operations, the use of our services, and our ability to market new services, and could create unexpected liabilities for us.
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
Consequently, our operations, including our arrangements with healthcare providers, are subject to audits, inquiries and investigations from government agencies from time to time. We believe we are in substantial compliance with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, U.S. federal and state laws are broadly worded and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. Accordingly, we may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged. Any challenge to our operations or arrangements with third parties that we have structured based upon our interpretation of these laws, rules and regulations could potentially disrupt business operations and lead to substantial defense costs and a diversion of management’s time and attention, even if we successfully defend our interpretation. In addition, if the government successfully challenges our interpretation of the applicability of these laws, rules and regulations as they relate to our operations and arrangements, it may have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
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
In the United States, our CAD systems and Xoft Systems are medical devices subject to extensive regulation by the FDA under the FDCA. The FDA’s regulation of our products includes our manufacturing operations, product labeling, adverse event reporting, and the FDA’s general prohibition against promoting products for unapproved or
“off-label”
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
Sales of our products in certain countries outside of the United States are also subject to extensive regulatory approvals. Obtaining and maintaining foreign regulatory approvals is an expensive and time-consuming process. We cannot be certain that we will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which we plan to market our CAD products and Xoft Systems, and if we fail to receive such approvals, our ability to generate revenue may be significantly diminished.
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
If the safety or efficacy of any of our products is called into question, we may initiate or the FDA and similar governmental authorities in other countries may press us to implement or even require a product recall, even if our product received approval or clearance by the FDA or a similar governmental body. Such a recall would divert the focus of our management and our financial resources and could materially and adversely affect our reputation with customers and our financial condition and results of operations.

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
Our customers are covered entities, and we are a business associate of our customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of and provide certain services to those customers. In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information received from of our customers. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures and business controls, our information technology and infrastructure may be vulnerable to attacks by hackers, breached due to employee error, malfeasance or other disruptions or subject to the inadvertent or intentional unauthorized release of information. Any such occurrence could compromise our networks and the information stored thereon could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information by us or our subcontractors could (i) result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, (ii) disrupt our operations and the services we provide to our customers and (iii) damage our reputation, any of which could adversely affect our profitability, revenue and competitive position.
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

Data protection laws in the United States, Europe and around the world may restrict our activities and increase our costs.
Various statutes and rules in the United States, Europe and around the world regulate privacy and data protection which may affect our collection, use, storage, and transfer of information both abroad and in the United States. New laws and regulations are being enacted, so that this area remains in a state of flux. Monitoring and complying with these laws require substantial financial resources. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data, and/or liability under contractual warranties. In addition, changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us.
The European Union’s General Data Protection Regulation (“GDPR”) requires us to meet new and more stringent requirements regarding the handling of personal data about EU residents. Failure to meet the GDPR requirements could result in penalties of up to 4% of worldwide revenue.
Risk Related to our Common Stock
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
We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.
We are currently authorized to issue 30,000,000 shares of common stock under our amended Certificate of Incorporation (“Certificate of Incorporation”). As of December 31, 2020, we had issued 23,508,575 shares of common stock and had approximately 1,869,507 shares of common stock reserved for issuance upon exercise of options granted, 29,166 shares of common stock reserved for vesting of restricted stock and 907,394 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. On March 5, 2021, we closed an underwritten public offering of 1,393,738 shares of common stock at a public offering price of $18.00 per share, such that as the date of this Annual Report on Form
10-K
we have issued 24,918,458 shares of common stock.
Due to the limited number of authorized shares of common stock available for issuance, we may not be able to raise additional equity capital or complete a merger, other business combination or partnership unless we increase the number of shares we are authorized to issue. We intend to seek stockholder approval to increase the number of our authorized shares of common stock at our 2021 annual meeting of stockholders, but we can provide no assurance that we will succeed in amending our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue.

If we do not receive the requisite stockholder approval, our operations could be materially adversely impacted. In addition, an increase in the authorized number of shares of common stock and the subsequent issuance of such shares could have the effect of delaying or preventing a change in control of the Company without further action by our stockholders.
Provisions in our Certificate of Incorporation and in Delaware law could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing stockholders.
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
We
are
also subject to the provisions of Section 203 of the Delaware
General Corporation Law
,
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
The publicly traded shares of our common stock have experienced, and may experience in the future, significant price and volume fluctuations
.
This market volatility
could reduce the market price of our common stock without regard to our operating performance. In addition, the trading price of our common stock could change significantly in response to actual or anticipated variations in our quarterly operating results, announcements by us or our competitors, factors affecting the medical imaging industry generally, changes in national or regional economic conditions, changes in securities analysts’ estimates for us or our competitors’ or industry’s future performance or general market conditions
,
making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.

General Risk Factors
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
Pursuant to
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”)
,
we are required to
include in our Annual Report on Form
10-K
our assessment of
the effectiveness of our internal controls over financial reporting
.
We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2020 and will continue to do so for future fiscal periods. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that our internal controls over financial reporting will continue to be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.
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
The Company’s executive offices are leased pursuant to a lease originally entered into in December 2006. The lease covers approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire. As amended, the lease expires in February 2023 and the annual base rent is $214,812. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.
The Company leases a facility consisting of approximately 24,350 square feet of office, manufacturing and warehousing space located at 101 Nicholson Lane, San Jose, CA. The operating lease commenced September 2012. As amended, the lease expires in March 2023, with annual payments of $628,260 until March 2021, $645,792 from April 2021 to March 2022 and $666,240 from April 2022 to March 2023. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.
In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.
If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

Item 3.	Legal Proceedings.
In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation (the “Asset Purchase Agreement”). In accordance with the Asset Purchase Agreement, the Company sold to Invivo all right, title and interest to certain intellectual property relating to the Company’s VersaVue Software and DynaCAD product and related assets for $3.2 million. The Company closed the transaction on January 30, 2017 less a holdback reserve of $350,000 for net proceeds of approximately $2.9 million.
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
In addition to the foregoing, the Company may be a party to various legal proceedings and claims arising out of the ordinary course of its business. Although the final results of all such matters and claims cannot be predicted with certainty, the Company currently believes that there are no current proceedings or claims pending against it the ultimate resolution of which would have a material adverse effect on its financial condition or results of operations, other than as set forth above. However, should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, such matters could have a material adverse effect on the Company’s operating results and cash flows for that particular period. The Company may be party to certain actions that have been filed against the Company which are being vigorously defended. The Company has determined that potential losses in these matters are neither probable or reasonably possible at this time. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, “Contingencies.” Legal costs are expensed as incurred.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”.
As of March 8, 2021, there were 96 holders of record of the Company’s common stock.
The Company has not paid any cash dividends on its common stock to date, and the Company does not expect to pay cash dividends in the foreseeable future. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors. The Company’s Loan and Security Agreement with Western Alliance Bank restricts the Company’s present ability to pay dividends.
Information with respect to the Company’s equity compensation plans in effect at December 31, 2020 will be included in the Company’s 2021 Proxy Statement and is incorporated herein by reference.
Issuer’s Purchases of Equity Securities
. For the majority of restricted stock units granted to employees under the applicable stock incentive plan, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate tax authorities on behalf of our employees. The Company did not have any repurchases of securities in the quarter ended December 31, 2020.

Item 6 .	Selected Financial Data .
Not applicable.

Item 7 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations .
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
Critical Accounting Estimates
The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and obsolescence, intangible assets, goodwill, income taxes, contingencies and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation, the fair value of convertible debentures and the evaluation of litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

1)
Identify the contract(s) with a customer
—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2)
Identify the performance obligations in the contract
—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation. If options to purchase additional goods or services are included in customer contracts, the Company evaluates the option in order to determine if the Company’s arrangement include promises that may represent a material right and needs to be accounted for as a performance obligation in the contract with the customer.

3)
Determine the transaction price
—The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration; the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

4)
Allocate the transaction price to the performance obligations in the contract
—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation.

5)
Recognize revenue when (or as) the Company satisfies a performance obligation
—The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

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
Goodwill
In accordance with FASB ASC Topic
350-20,
“Intangibles—Goodwill and Other,” the Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the Company is less than the carrying value of the Company.

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
The Company performed the annual impairment assessment at October 1, 2020 and compared the fair value of each of reporting unit to its carrying value as of this date. Fair value of the Detection reporting unit exceeded the carrying value by approximately 2,044%. Goodwill for the Therapy reporting unit was fully impaired prior to the year ended December 31, 2017. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.
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
The Company did not record any impairment charges for the years ended December 31, 2020 or December 31, 2019.
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
Stock-Based Compensation
The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company grants to employees, directors and contractors, options to purchase common stock at an exercise price equal to the market value of the stock at the date of grant. The Company may grant restricted stock to employees and directors. The underlying shares of the restricted stock grant are not issued until the shares vest, and compensation expense is based on the stock price of the shares at the time of grant. The Company follows ASC 718,
“Compensation – Stock Compensation”
, (“ASC 718”), for all stock-based compensation. The Company has granted performance based restricted stock based on achievement of certain revenue targets. Compensation cost for performance based restricted stock requires significant judgment regarding probability of the performance objectives and compensation cost is re-measured
at every reporting period. As a result, compensation cost could vary significantly during the performance measurement period.
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

Income Taxes
The Company follows the liability method under ASC 740, “Income Taxes” (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2020 and 2019 as it is more likely than not that the deferred tax asset will not be realized. Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes.
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
Discussion of Operating Results:
Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Revenue.
Revenue for the year ended December 31, 2020 was $29.7 million compared with revenue of $31.3 million for the year ended December 31, 2019, a decrease of $1.6 million, or 5.2%. Detection revenue decreased by $0.3 million and Therapy revenue decreased by $1.3 million.
The table below presents the components of revenue for 2020 and 2019 (in thousands):

	Twelve months ended December 31,
	2020	2019	$ Change	% Change
Detection revenue
Product revenue	$16,291	$16,788	$(497)	(3.0)%
Service revenue	5,706	5,531	175	3.2%

Subtotal	21,997	22,319	(322)	(1.4)%

Therapy revenue
Product revenue	2,612	2,979	(367)	(12.3)%
Service revenue	5,089	6,042	(953)	(15.8)%

Subtotal	7,701	9,021	(1,320)	(14.6)%

Total revenue	$29,698	$31,340	$(1,642)	(5.2)%

Detection revenues decreased by $0.3 million, or 1.4%, from $22.3 million for the year ended December 31, 2019 to $22.0 million for the year ended December 31, 2020.
Detection product revenue decreased by $0.5 million and Detection service revenue increased by $0.2 million. The Company believes that Detection product revenue was adversely affected in 2020 by the
COVID-19
pandemic, as the typical sales cycle and ordering patterns were disrupted due to some healthcare facilities’ additional focus on
COVID-19.
The primary impact occurred during the second and third quarters of 2020. The total impact was partially offset by an increase in revenue in the fourth quarter of 2020 as compared to the fourth quarter of 2019. The Company is not able to predict how the
COVID-19
pandemic will affect future revenue and order volume. The $0.2 million increase in Detection service revenue was due primarily to an increase in service revenue from direct customers. The Company did not see a significant impact of the
COVID-19
pandemic on Detection service revenue in 2020 as compared to 2019 but is not able to predict how the
COVID-19
pandemic could affect future Detection service revenue.

Therapy revenue decreased 14.6%, or $1.3 million, to $7.7 million for the year ended December 31, 2020 from $9.0 million in the year ended December 31, 2019.
Therapy product revenue decreased by $0.4 million and Therapy service revenue decreased by $1.0 million. Therapy product revenue for the year ended December 31, 2020 was adversely affected by the
COVID-19
pandemic, due to
stay-at-home
and social distancing orders as well as the uncertainty in the market. Therapy product revenue is related to the sale of our Xoft Systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price. We expect Therapy sales to continue to vary as the sales of controller units can represent a significant component of Therapy product revenue. We believe Therapy service revenue was negatively impacted primarily due to the lack of ability to treat patients, mostly in the second and third quarters, due to the additional focus by healthcare professionals on the
COVID-19
pandemic.
Gross Profit
. Gross profit was $21.3 million for the year ended December 31, 2020 compared to $24.2 million for the year ended December 31, 2019, a decrease of $2.9 million, or 11.9%. Detection gross profit decreased by $0.8 million from $18.6 million in the year ended December 31, 2019 to $17.8 million in the year ended December 31, 2020. Detection gross profit as a percentage of Detection revenue decreased to 81.2% in the year ended December 31, 2020 from 84% in the year ended December 31, 2019. The decrease was due primarily to higher installation costs and equipment costs to support processing of higher resolution and increased volume of 3D images. Therapy gross profit decreased by $2.1 million from $5.6 million in the year ended December 31, 2019 to $3.5 million in the year ended December 31, 2020. This decrease is largely due to Therapy revenue being adversely affected by the
COVID-19
pandemic, due to
stay-at-home
and social distancing orders as well as the uncertainty in the market. Therapy gross profit as a percentage of Therapy revenue decreased to 45% in the year ended December 31, 2020 from 62% in the year ended December 31, 2019.
Gross profit as a percentage of revenue was 71.9% for the year ended December 31, 2020 compared to 77.3% for the year ended December 31, 2019. Gross profit as a percentage of revenue will fluctuate due to the costs related to manufacturing, amortization and the impact of product mix in each segment.
The
COVID-19
pandemic adversely affected revenues from Detection products and the Therapy segment in the year ended December 31, 2020, and as a result, gross profit in both segments. The primary impact of the
COVID-19
pandemic was felt during the second and third quarters of 2020. However, the Company continued to follow steps taken during the second and third quarters of 2020 to reduce operating expenses, including cutting non-essential
travel, implementing employee furloughs and terminations, reducing employee salaries by 10%, and cancelling most in-person
trade shows. These measures offset some of the impact on gross profit caused by
COVID-19.
Salary reductions, employee furloughs, and certain other of these measures were ended in the fourth quarter of 2020.

Cost of revenue and gross profit for 2020 and 2019 were as follows (in thousands):

	Twelve months ended December 31,
	2020	2019	Change	% Change
Products	$5,000	$3,278	$1,722	52.5%
Service and supplies	2,965	3,438	(473)	(13.8)%
Amortization and depreciation	379	397	(18)	100.0%

Total cost of revenue	$8,344	$7,113	$1,231	17.3%

Gross profit	$21,354	$24,227	$(2,873)	(11.9)%
profit %	71.9%	77.3%

	For the year ended December 31,
	2020	2019	Change	% Change
Detection gross profit	$17,856	$18,627	$(771)	(4.1)%
Therapy gross profit	3,498	5,600	(2,102)	(37.5)%

Gross profit	$21,354	$24,227	$(2,873)	(11.9)%

Operating Expenses:
Operating expenses for 2020 and 2019 were as follows (in thousands):

	Year ended December 31,
	2020	2019	Change	Change %
Operating expenses:
Engineering and product development	$8,114	$9,271	$(1,157)	(12.5)%
Marketing and sales	13,312	13,634	(322)	(2.4)%
General and administrative	9,117	7,443	1,674	22.5%
Amortization and depreciation	199	276	(77)	(27.9)%

Total operating expenses	$30,742	$30,624	$118	0.4%

Operating expenses were $30.7 million for the year ended December 31, 2020, compared to $30.6 million for the year ended December 31, 2019, an increase of $0.1 million or 0.4%. The Company was able to keep operating expenses relatively flat after implementing ongoing cost-cutting measures prompted by the
COVID-19
pandemic in the second quarter of 2020. These cost-cutting measures followed increased expenditures in the year ended December 31, 2019 as the Company invested in additional commercial resources prior to the onset of the
COVID-19
pandemic.
Engineering and Product Development.
Engineering and product development costs for the year ended December 31, 2020 decreased by $1.2 million, or 12.5%, from $9.3 million in 2019 to $8.1 million in 2020.The decrease was largely due to decreased personnel as a result of the cost-cutting measures prompted by the
COVID-19
pandemic.
Marketing and Sales.
Marketing and sales expense for the year ended December 31, 2020 decreased by $0.3 million, or 2.4%, from $13.6 million in 2019 to $13.3 million in 2020. The decrease in marketing and sales expense was due primarily to decreased personnel and trade show costs through the implementation of cost-cutting measures prompted by the
COVID-19
pandemic. The decrease was offset by an increase in costs in the first three months of the year when the Company invested in additional commercial resources to help drive sales of new Detection products prior to the onset of the
COVID-19
pandemic.
General and Administrative.
General and administrative expenses for the year ended December 31, 2020 increased by $1.7 million, or 22.5%, from $7.4 million in 2019 to $9.1 million in 2020. The increase was due primarily to an increase in stock compensation and legal expenses and was offset by cost-cutting measures prompted by the
COVID-19
pandemic.
Amortization and Depreciation.
Amortization and depreciation expenses for the year ended December 31, 2020 decreased by $0.1 million, or 27.9%, from $0.3 million in 2019 to $0.2 million in 2020. The Company’s depreciable and amortizable assets have remained relatively consistent between 2020 and 2019.

Other Income, Tax and Expense (in thousands)

	Year ended December 31,
	2020	2019	Change	Change%
Interest expense	$(476)	$(784)	$308	(39.3)%
Interest income	97	344	(247)	(71.8)%
Loss on extinguishment of debt	(341)	—	(341)	0.0%
Loss on fair value of debentures	(7,464)	(6,671)	(793)	11.9%

	$(8,184)	$(7,111)	$(1,073)	15.1%

Tax expense	$38	$43	$(5)	(11.6)%
Interest Expense.
The Company recorded $0.5 million of interest expense in the year ended December 31, 2020 as compared with $0.8 million of interest expense in the year ended December 31, 2019.
Interest income.
Interest income of $0.1 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively, reflects income earned from our money market accounts.
Loss on fair value of debentures.
The Company recorded a loss of $7.5 million in 2020, which reflected an increase in the fair value of the unsecured subordinated convertible debentures (the “Convertible Debentures”) liability from approximately $13.7 million at December 31, 2019 to $21.2 million at February 21, 2020, the forced conversion date. Upon the consummation of the forced conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, and the Convertible Debenture liability was reclassified to stockholders’ equity.
Tax expense.
The Company had tax expense of $38,000 for the year ended December 31, 2020 as compared to tax expense of $43,000 for the year ended December 31, 2019.
Discussion of Operating Results:
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
Revenue.
Revenue for the year ended December 31, 2019 was $31.3 million compared with revenue of $25.6 million for the year ended December 31, 2018, an increase of $5.7 million, or 22.3%. Detection revenue increased by $5.4 million and Therapy revenue increased by $0.3 million.

The table below presents the components of revenue for 2019 and 2018 (in thousands):

	Twelve months ended December 31,
	2019	2018	Change	% Change
Detection revenue
Product revenue	$16,788	$10,783	$6,005	55.7%
Service revenue	5,531	6,081	(550)	(9.0)%

Subtotal	22,319	16,864	5,455	32.3%

Therapy revenue
Product revenue	2,979	2,328	651	28.0%
Service revenue	6,042	6,429	(387)	(6.0)%

Subtotal	9,021	8,757	264	3.0%

Total revenue	$31,340	$25,621	$5,719	22.3%

Detection revenues increased 32.3%, or $5.4 million, from $16.9 million for the year ended December 31, 2018 to $22.3 million for the year ended December 31, 2019. Detection product revenue increased by $6.0 million and Detection service revenue decreased by $0.6 million. The $6.0 million increase in Detection product revenue was due primarily to a $2.1 million increase in OEM system sales and a $3.9 million increase in direct product sales. Detection service revenue decreased by $0.6 million, which was due primarily to a decrease of approximately $0.8 million primarily due to the conversion and upgrade cycle from Secondlook digital to Tomosynthesis 3D CAD offset by an increase of $0.2 million of service related to our 3D products.
Therapy revenue increased 3.0%, or $0.3 million, to $9.0 million for the year ended December 31, 2019 from $8.7 million in the year ended December 31, 2018. The increase in Therapy revenue was due to an increase in Therapy product revenue of $0.7 million offset by a decrease in Therapy service revenue of $0.4 million.
The increase in Therapy product revenue for the year ended December 31, 2019 was due primarily to an increase of $0.6 million related to sales outside of the United States (“OUS”) controller sales in 2019. The decrease in Therapy service revenue was due to reductions in source agreements and disposable applicators in the United States. Overall, the Therapy business increased by $1.1 million, or 67% OUS, offset by decreases in the U.S. business of $0.8 million, or 12%. We expect Therapy sales to continue to vary as the sales of controller units can represent a significant component of Therapy product revenue.
Gross Profit.
Gross profit was $24.2 million for the year ended December 31, 2019 compared to $19.4 million for the year ended December 31, 2018, an increase of $4.8 million, or 24.8%. Detection gross profit increased by $3.9 million from $14.7 million in the year ended December 31, 2018 to $18.6 million in the year ended December 31, 2019. Detection gross profit increased due primarily to the increase in Detection revenue. Detection gross profit as a percentage of Detection revenue decreased to 84% in the year ended December 31, 2019 from 87% in the prior year as a result of higher equipment costs to support processing higher resolution 3D images. Therapy gross profit increased by $0.9 million from $4.7 million in the year ended December 31, 2018 to $5.6 million in the year ended December 31, 2019. Therapy gross profit as a percentage of Therapy revenue improved to 62% in the year ended December 31, 2019 from 54% in the prior year. The improvement in Therapy gross profit as a percentage of revenue was due to the reduced cost of services and cost structure improvements related to the exit of the skin subscription business in January 2018.

Gross profit percent was 77.3% for the year ended December 31, 2019 compared to 75.8% for the year ended December 31, 2018. Gross profit will fluctuate due to the costs related to manufacturing, amortization and the impact of product mix in each segment. Cost of revenue and gross profit for 2019 and 2018 were as follows (in thousands):

	Twelve months ended December 31,
	2019	2018	Change	% Change
Products	$3,278	$2,161	$1,117	51.7%
Service and supplies	3,438	3,627	(189)	(5.2)%
Amortization and depreciation	397	403	(6)	100.0%

Total cost of revenue	$7,113	$6,191	$922	14.9%

Gross profit	$24,227	$19,430	$4,797	24.7%
profit %	77.3%	75.8%
Operating Expenses:
Operating expenses for 2019 and 2018 were as follows (in thousands):

	For the year ended December 31,
	2019	2018	Change	% Change
Operating expenses:
Engineering and product development	$9,271	$9,445	$(174)	(1.8)%
Marketing and sales	13,634	8,693	4,941	56.8%
General and administrative	7,443	9,117	(1,674)	(18.4)%
Amortization and depreciation	276	305	(29)	(9.5)%

Total operating expenses	$30,624	$27,560	$3,064	11.1%

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
Marketing and Sales.
Marketing and sales expense for the year ended December 31, 2019 increased by $4.9 million, or 56.8%, from $8.7 million in 2018 to $13.6 million in 2019. Detection marketing and sales expenses increased by $4.6 million. The increase in Detection marketing and sales expense was due to increases in personnel costs, commissions and tradeshow expenses. Therapy marketing and sales expenses increased approximately $0.3 million. The increase in Therapy marketing and sales expense was due primarily to an increase in personnel expenses, and travel. The Company made significant investments in the commercial infrastructure to support its strategy to grow top line revenue.
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
Other Income and Expense (in thousands)

	For the year ended December 31,
	2019	2018	Change	Change %
Interest expense	$(784)	$(504)	(280)	55.6%
Interest income	344	110	234	212.7%
Financing costs	—	(451)	451	(100.0)%
Loss on fair value of debentures	(6,671)	—	(6,671)	—

	$(7,111)	$(845)	$(6,266)	741.5%

Income tax (benefit) expense	$43	$42	1	2.4%
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
and franchise-based taxes.

Segment Analysis
The Company operates in and reports results for two segments: Detection and Therapy. Segment operating income (loss) includes cost of sales, engineering and product development, marketing and sales, and depreciation and amortization for the respective segment. A summary of Segment revenues, segment gross profit and segment operating income (loss) for the fiscal years ended December 31, 2020, 2019, and 2018 are below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Segment revenues:
Detection	$21,997	$22,319	$16,864
Therapy	7,701	9,021	8,757

Total Revenue	$29,698	$31,340	$25,621

Segment gross profit:
Detection	$17,856	$18,627	$14,709
Therapy	3,498	5,600	4,721

Segment gross profit	$21,354	$24,227	$19,430

Segment operating income (loss):
Detection	$2,719	$2,564	$3,412
Therapy	(3,028)	(1,476)	(2,373)

Segment operating income (loss)	$(309)	$1,088	$1,039

General administrative	$(9,079)	$(7,486)	$(9,169)
Interest expense	(476)	(784)	(504)
Financing costs	—	—	(451)
Loss on extinguishment of debt	(341)
Other income	97	345	110
Fair value of convertible debentures	(7,464)	(6,671)

Loss before income tax	$(17,572)	$(13,508)	$(8,975)

Detection gross profit decreased to approximately $17.9 million, or 81% of revenue, for the year ended December 31, 2020 from $18.6 million, or 84% of revenue, for the year ended December 31, 2019. The decrease in Detection gross profit was due primarily to the decrease in Detection revenue. Detection segment operating income for the year ended December 31, 2020 increased by $0.1 million to $2.7 million from $2.6 million for the year ended December 31, 2019. The increase in Detection segment operating income was due primarily to a decrease in operating expenses. Detection operating expenses decreased by $1.0 million to $15.1 million for the year ended December 31, 2020 from $16.1 million for the year ended December 31, 2019.
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

Therapy gross profit decreased by approximately $2.1 million to $3.5 million, or 45% of revenue, for the year ended December 31, 2020 from approximately $5.6 million or 62% of revenue for the year ended December 31, 2019. The decrease in Therapy gross profit was partly due to the $1.3 million reduction in revenue and increased costs incurred prior to the implementation of cost-cutting measures in response to the
COVID-19
pandemic. Therapy operating expenses decreased by $0.5 million to $6.6 million for the year ended December 31, 2020 from $7.1 million for the year ended December 31, 2019. Therapy segment operating loss increased to $3.0 million for the year ended December 31, 2020 from $1.5 million for the year ended December 31, 2019. The increase in Therapy segment operating loss was due primarily to the decreased revenue of $1.3 million.
Therapy gross profit increased by approximately $0.9 million to $5.6 million, or 62% of revenue, for the year ended December 31, 2019 from approximately $4.7 million or 54% of revenue for the year ended December 31, 2018. The increase in Therapy gross profit was due to decreased manufacturing costs of $0.5 million and increased revenue of $0.3 million. Therapy operating expenses for both the years ended December 31, 2019 and 2018 were approximately $7.1 million, respectively. Therapy segment operating loss decreased to a loss of $1.5 million for the year ended December 31, 2019 from a loss of $2.4 million for the year ended December 31, 2018. The decrease in loss was due primarily to the decreased manufacturing costs of $0.5 million and increased revenue of $0.3 million.
Liquidity and Capital Resources
The Company believes that its cash and cash equivalents balance of $27.2 million as of December 31, 2020, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.
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
Even if an event of default were to occur under the Loan Agreement, the Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $27.2 million and anticipated revenue and cash collections. However, the resurgence of the
COVID-19
pandemic could affect our liquidity.

On April 27, 2020, the Company issued 1,562,500 shares of common stock to several institutional investors at a price of $8.00 per share in a registered direct offering. The gross proceeds of the offering were approximately $12.5 million, and the Company received net proceeds of approximately $12.3 million. The Company has also entered into an at-the-market
offering program with JMP Securities (the “ATM”) to provide for additional potential liquidity. The Company’s ATM facility provides for the sale of common stock having a value of up to $25.0 million. On December 17, 2020 the company sold 470,704 shares of common stock under the ATM facility. The gross proceeds were approximately $6.6 million, and the Company received net proceeds of approximately $6.1 million. As of December 31, 2020, $18.4 million in capacity remains under the ATM facility. On March 2, 2021, the Company terminated the ATM.
The Company had net working capital of $25.6 million at December 31, 2020. The ratio of current assets to current liabilities at December 31, 2020 and 2019 was 2.53 and 1.55, respectively.
Net cash used for operating activities for the year ended December 31, 2020 was $7.0 million, compared to $7.1 million for 2019.
The net cash used for investing activities for the year ended December 31, 2020 was $0.5 million compared to $0.3 million for the year ended December 31, 2019. The cash used for investing activities in both 2020 and 2019 was due primarily to purchases of fixed assets.
Net cash provided by financing activities for the year ended December 31, 2020 was $19.3 million, which was primarily related to the registered direct offering resulting in net proceeds of $12.3 million and the sale of stock related to the ATM resulting in net proceeds of $6.1 million. Net cash provided by financing activities for the year ended December 31, 2019 was $10.5 million which was primarily related to $9.4 million in net proceeds from an issuance of common stock and $1.4 million received from the exercise of employee stock options.
The CARES Act allowed employers to defer the depot and payment of employers share of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation through December 31, 2020. The legislation requires that the deferred taxes be paid over the two-year period, with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. As of December 31, 2020, the Company has recorded the $0.4 million payment deferral within “Accrued and other benefits.”
On March 2, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC, as representative of the several underwriters thereto, in connection with an underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share. The Offering closed on March 5, 2021 and resulted in net proceeds of approximately $23.2 million to the Company.
Lease Obligations:
Operating Leases:
As of December 31, 2020, the Company had three lease obligations related to its facilities.
The Company’s executive offices are leased pursuant to a five-year lease that commenced on December 15, 2006, consisting of approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire. As amended, the lease expires in February 2023 and the annual base rent is $214,812. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.
The Company leases a facility consisting of approximately 24,350 square feet of office, manufacturing and warehousing space located at 101 Nicholson Lane, San Jose, CA. The operating lease commenced September 2012. As amended, the lease expires in March 2023, with annual payments of $628,260 until March 2021, $645,792 from April 2021 to March 2022 and $666,240 from April 2022 to March 2023. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for an additional facility in Nashua, New Hampshire used for product repairs, manufacturing and warehousing.
Finance Leases:
In August 2017, the Company assumed an equipment lease obligation with payments, including interest payable, totaling $50,000. The lease was determined to be a capital lease and, accordingly, the equipment was capitalized and a liability of $42,000 was recorded. The equipment is being depreciated over the expected life of 3 years. The lease term expired in August of 2020.
Settlement Obligations:
As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete
covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return the Company had a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete
covenant is $100,000 and was amortized over the estimated useful life of approximately four years. As of December 31, 2020, the remaining liability for minimum royalty obligations totaling $0.1 million is recorded within accrued expenses and accounts payable.
Notes Payable:
On March 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank (the “Bank”) that provided an initial term loan (“Term Loan”) facility of $7.0 million and a $5.0 million revolving line of credit.
The Loan Agreement was amended effective June 16, 2020. The Loan Agreement requires the Company to either (i) meet a minimum revenue covenant, or (ii) maintain a ratio of unrestricted cash at the Bank to aggregate indebtedness owed to the Bank of at least 1.25 to 1.00. The Company was compliant with these covenants as of December 31, 2020.
If at any point the Company is not in compliance with certain covenants under the Loan Agreement and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. The Company was required, periodically in the past, to seek modifications from its prior lender to avoid non-compliance
with its earlier covenants.
Interest in arrears on the Term Loan began to be repaid on April 1, 2020 and will continue to be paid on the first of each successive month thereafter until the principal repayment starts. Commencing on the principal repayment date March 1, 2022 and continuing on the first day of each month thereafter, the Company will make equal monthly payments of principal, together with applicable interest in arrears, to the Bank. The interest rate is set at 1% above the Prime Rate, which is defined in the Loan Agreement as the greater of 4.25% or the Prime Rate published in the Money Rates section of the Western Edition of the Wall Street Journal. The Prime Rate as of December 31, 2020 was 3.25%.

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
The maturity date of the revolving loan is March 30, 2022 and there was no outstanding amount as of December 31, 2020.
Loan and Security Agreement – Silicon Valley Bank
On August 7, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which was subsequently amended several times (as amended, the “SVB Loan Agreement”). The SVB Loan Agreement provided an initial term loan facility of $6.0 million and a $4.0 million revolving line of credit.
On March 30, 2020, the Company elected to repay all outstanding obligations (including accrued interest) and retire the SVB Loan Agreement. The Company accounted for this repayment and retirement as an extinguishment of the SVB Loan Agreement. In addition to the outstanding principal and accrued interest, the Company was required to pay the $510,000 final payment, a termination fee of $114,000 and other costs totaling $10,000. The Company also wrote off unamortized original closing costs as of the extinguishment date. The Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the SVB Loan Agreement. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, the $114,000 termination fee, and $42,000 of unamortized and other closing costs.
Convertible Debentures
On December 20, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited investors (the “Investors”), including, but not limited to, all directors and executive officers of the Company at the time, pursuant to which the Investors purchased Convertible Debentures with an aggregate principal amount of approximately $7.0 million in a private placement.
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
The Company also recorded a final adjustment to the Convertible Debentures based on their fair value on the Conversion Date, just prior to the forced conversion being completed. Given that the Company’s prior simulation model included the assumption that the Company would elect to force conversion in 100% of scenarios when the requirements were met, the final valuation was based on the actual results of the forced conversion. As such, the Company based the final fair value adjustment of approximately $7.5 million to the Convertible Debentures just prior to conversion on the number of shares of common stock that were issued to the Investors upon conversion and the fair value of the Company’s common stock as of the Conversion Date.
Other Commitments
Other Commitments include
non-cancelable
purchase orders with key suppliers executed in the normal course of business.
Effect of New Accounting Pronouncements
See note 1 (t) in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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
of the Exchange Act) were effective as of December 31, 2020.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2020.

(c)
Changes in Internal Control Over Financial Reporting
.
The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule
13a-15(f))
to determine whether any changes in internal control over financial reporting occurred during the quarter ended December 31, 2020, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation there has been no such change during such period.

Item 9B.	Other Information.
Not applicable.
PART III

Item 10 .	Directors, Executive Officers and Corporate Governance .
The information required by this Item 10 of Form
10-K
will be included in the Company’s 2021 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) and is incorporated herein by reference.

Item 11 .	Executive Compensation .
The information required by this Item 11 of Form
10-K
will be included in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 12 .	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .
The information required by this Item 12 of Form
10-K
will be included in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 13 .	Certain Relationships and Related Transactions, and Director Independence .
The information required by this Item 13 of Form
10-K
will be included in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 14 .	Principal Accounting Fees and Services .
The information required by this Item 14 of Form
10-K
will be included in the Company’s 2021 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15 .	Exhibits, Financial Statement Schedules.
a) The following documents are filed as part of this Annual Report on Form
10-K:

i.	Financial Statements - See Index on page F-1

ii.	Financial Statement Schedule - See Index on page
F-1.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

iii.	Exhibits - the following documents are filed as exhibits to this Annual Report on Form 10-K:

1	Underwriting Agreement, dated March 2, 2021, by and between iCAD, Inc. and Guggenheim Securities, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 5, 2021).

2	Asset Purchase Agreement, dated December 16, 2016, between the Company and Invivo Corporation. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2016). **

3(a)	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015).

3(b)	Amended and Restated By-laws (incorporated by reference to Exhibit 3(b) to the Current Report on Form 10-K filed with the SEC on March 17, 2008.

4	Description of Registrant’s Securities

10(a)	2016 Stock Incentive Plan as Amended December 2018 (incorporated by reference to Annex A to the definitive proxy statement on Form DEF14A filed with the SEC on November 20, 2018).*

10(b)	Amendment to 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 19, 2021).

10(c)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed with the SEC on November 15, 2014).

10(d)	Lease Agreement, dated December 6, 2006, between the Company and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH (incorporated by reference to Exhibit 10(mm) to the Annual Report on Form 10-K filed with the SEC on March 22, 2007).

10(e)	Employment Agreement between the Company and Michael Klein dated January 13, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2020).*

10(f)	Amendment to Employment Agreement, dated March 26, 2020, between iCAD, Inc. and Michael Klein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 29, 2020).*

10(g)	Employment Agreement, dated May 26, 2020, between the Company and Stacey Stevens (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2020).*

10(h)	Employment Agreement, dated May 26, 2020, between the Company and Scott Areglado (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 29, 2020). *

10(i)	Employment Agreement, dated May 26, 2020, between the Company and Jonathan Go (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 29, 2020). *

10(j)	Asset Purchase Agreement, dated December 16, 2016, between the Company and Invivo Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2016).

10(k)	First Amendment to Lease, dated September 19, 2016, between the Company and The Irvine Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2016).

10(l)	2012 Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Form DEF14A filed with the SEC on April 9, 2012).*

10(m)	Amendment No. 1 to the 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Form DEF14A filed with the SEC on April 2, 2014).*

10(n)	2019 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement on Form DEF14A filed with the SEC on November 8, 2019).

10(o)	Loan and Security Agreement, dated as of March 30, 2020, by and between Western Alliance Bank, iCAD, Inc., Xoft, Inc. and Xoft Solutions LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 31, 2020).

10(p)	First Amendment to Loan and Security Agreement, dated June 16, 2020, between iCAD, Inc., Xoft, Inc., Xoft Solutions LLC and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020).

21.1	Subsidiaries

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Denotes a management compensation plan or arrangement.
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
iCAD, INC.
Date: March 15, 2021

By:	/s/ Michael Klein
Michael Klein
Chief Executive Officer, Executive Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Klein	Executive Chairman, Director, Chief Executive Officer (Principal Executive Officer)	March 15, 2021
Michael Klein

/s/ R. Scott Areglado	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2021
R. Scott Areglado

/s/ Nathaniel Dalton	Director	March 15, 2021
Nathaniel Dalton

/s/ Rakesh Patel	Director	March 15, 2021
Rakesh Patel, MD

/s/ Andy Sassine	Director	March 15, 2021
Andy Sassine

/s/ Susan Wood	Director	March 15, 2021
Susan Wood, Ph.D

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
iCAD, Inc.
Nashua, New Hampshire
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of iCAD, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020
,
in conformity with accounting principles generally accepted in the United States of America.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition - Identification of distinct performance obligations in certain customer arrangements with non-standard
terms
As described in Note 1(k) to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the performance obligations and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into certain contracts with customers with non-standard
terms and conditions that may include promises to transfer multiple products and services where management exercises significant judgment in assessing contractual terms in these arrangements to identify and evaluate whether performance obligations should be accounted for separately versus together.
We identified the determination of distinct performance obligations within contracts with non-standard
terms as a critical audit matter. Significant judgment can be required to determine the performance obligations in a contract with non-standard
terms and whether they are distinct. Auditing these aspects involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters and the evaluation of audit evidence obtained related to whether such performance obligations were appropriately identified and evaluated by management.
The primary procedures we performed to address this critical audit matter included:

•
Evaluating management’s accounting policies and practices, including the reasonableness of management’s judgments and assumptions related to the identification of each distinct performance obligation and its pattern of delivery.

•
Testing these agreements together with their underlying documents and company assessments to evaluate the appropriate identification of each distinct performance obligation and its respective pattern of revenue recognition.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 1989.
Boston, Massachusetts
March 15, 2021

iCAD, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
Assets	2020	2019
	(in thousands except shares and per share data)
Current assets:
Cash and cash equivalents	$27,186	$15,313
Trade accounts receivable, net of allowance for doubtful
accounts of $111 in 2020 and $136 in 2019	10,027	9,819
Inventory, net	3,144	2,611
Prepaid expenses and other current assets	1,945	1,453

Total current assets	42,302	29,196

Property and equipment:
Equipment	6,765	6,304
Leasehold improvements	62	62
Furniture and fixtures	319	319
Marketing assets	376	376

	7,522	7,061

Less accumulated depreciation and amortization	6,778	6,510

Property and equipment, net	744	551

Other assets:
Operating lease assets	1,758	2,406
Other assets	1,527	50
Intangible assets, net of accumulated amortization of $8,494 in 2020 and $8,186 in 2019	889	1,183
Goodwill	8,362	8,362

Total other assets	12,536	12,001

Total assets	$55,582	$41,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,869	$1,990
Accrued and other expenses	7,039	6,590
Notes payable, current	—	4,250
Lease payable, current	726	758
Deferred revenue, current	6,117	5,248

Total current liabilities	16,751	18,836

Lease payable, long-term	1,075	1,837
Deferred revenue, long-term	267	356
Notes payable, long-term	6,960	2,003
Convertible debentures payable to non-related parties, at fair value	—	12,409
Convertible debentures payable to related parties, at fair value	—	1,233
Deferred tax	4	3

Total liabilities	25,057	36,677

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 30,000,000 shares; issued 23,693,735 in 2020 and 19,546,151 in 2019. Outstanding 23,508,575 in 2020 and 19,360,320 in 2019.	236	196
Additional paid-in capital	273,639	230,615
Accumulated deficit	(241,935)	(224,325)
Treasury stock at cost, 185,831 shares in 2019 and 2018	(1,415)	(1,415)

Total stockholders’ equity	30,525	5,071

Total liabilities and stockholders’ equity	$55,582	$41,748

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands except per share data)
Revenue:
Products	$18,903	$19,767	$13,111
Service and supplies	10,795	11,573	12,510

Total revenue	29,698	31,340	25,621

Cost of Revenue:
Products	5,000	3,278	2,161
Service and supplies	2,965	3,438	3,627
Amortization and depreciation	379	397	403

Total cost of revenue	8,344	7,113	6,191

Gross profit	21,354	24,227	19,430

Operating expenses:
Engineering and product development	8,114	9,271	9,445
Marketing and sales	13,312	13,634	8,693
General and administrative	9,117	7,443	9,117
Amortization and depreciation	199	276	305

Total operating expenses	30,742	30,624	27,560

Loss from operations	(9,388)	(6,397)	(8,130)

Other expense
Interest expense	(476)	(784)	(504)
Interest income	97	344	110
Financing costs	—	—	(451)
Loss on extinguishment of debt	(341)	—	—
Loss on fair value of convertible debentures	(7,464)	(6,671)	—

Other expense, net	(8,184)	(7,111)	(845)

Loss before income tax expense	(17,572)	(13,508)	(8,975)

Income tax expense	38	43	42

Net loss and comprehensive loss	$(17,610)	$(13,551)	$(9,017)

Net loss per share:
Basic	$(0.80)	$(0.74)	$(0.54)
Diluted	$(0.80)	$(0.74)	$(0.54)

Weighted average number of shares used in computing net loss per share:
Basic	22,140	18,378	16,685
Diluted	22,140	18,378	16,685

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2017	16,711,512	$167	$217,389	$(201,865)	$(1,415)	$14,276
Cumulative impact from the adoption of ASC 606 (see Note 1)	—	—	—	108	—	108
Issuance of common stock relative to vesting of restricted stock, net of 56,946 shares forfeited for tax obligations	265,442	3	(183)	—	—	(180)
Issuance of common stock pursuant to stock option plans	89,556	1	203	—	—	204
Stock-based compensation	—	—	1,505	—	—	1,505
Net loss	—	—	—	(9,017)	—	(9,017)

Balance at December 31, 2018	17,066,510	$171	$218,914	$(210,774)	$(1,415)	$6,896

Issuance of common stock relative to vesting of restricted stock, net of 29,887 shares forfeited for tax obligations	167,843	2	(198)	—	—	(196)
Issuance of common stock pursuant to stock option plans	429,980	4	1,396	—	—	1,400
Issuance of common stock, net	1,881,818	19	9,334	—	—	9,353
Stock-based compensation	—	—	1,169	—	—	1,169
Net Loss	—	—	—	(13,551)	—	(13,551)

Balance at December 31, 2019	19,546,151	$196	$230,615	$(224,325)	$(1,415)	$5,071

Issuance of common stock relative to vesting of restricted stock, net of 20,247 shares forfeited for tax obligations	97,830	—	(225)	—	—	(225)
Issuance of common stock pursuant to stock option plans	155,149	1	728	—	—	729
Issuance of common stock, net	2,033,204	20	18,264	—	—	18,284
Issuance of common stock pursuant employee stock purchase plan	42,606	1	267	—	—	268
Issuance of common stock upon conversion of debentures	1,819,466	18	21,146	—	—	21,164
Stock-based compensation	—	—	2,844	—	—	2,844
Net loss	—	—	—	(17,610)	—	(17,610)

Balance at December 31, 2020	23,694,406	$236	$273,639	$(241,935)	$(1,415)	$30,525

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash flow from operating activities:
Net loss	$(17,610)	$(13,551)	$(9,017)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	309	377	383
Depreciation	268	297	325
Bad debt provision	94	62	225
Stock-based compensation expense	2,844	1,169	1,505
Amortization of debt discount and debt costs	78	149	170
Loss on extinguishment of debt	341	—	—
Deferred tax	1	1	(12)
Loss on disposal of assets	—	—	12
Change in fair value of convertible debentures	7,464	6,671	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(302)	(3,478)	2,003
Inventory	(533)	(1,024)	536
Prepaid and other assets	(1,390)	294	172
Accounts payable	878	836	(209)
Accrued and other expenses	(207)	982	494
Deferred revenue	780	108	(454)

Total adjustments	10,625	6,444	5,150

Net cash used for operating activities	(6,985)	(7,107)	(3,867)

Cash flow used for investing activities:
Additions to patents, technology and other	(13)	(10)	(15)
Additions to property and equipment	(461)	(296)	(301)

Net cash provided by (used for) investing activities	(474)	(306)	(316)

Cash flow from financing activities:
Issuance of common stock for cash, net	18,285	9,353	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	266	—	—
Issuance of common stock pursuant to stock option plans	729	1,400	204
Taxes paid related to restricted stock issuance	(225)	(196)	(180)
Proceeds from convertible debentures	—	—	6,970
Principal payments of capital lease obligations	—	(16)	(13)
Proceeds from notes payable	6,957	—	—
Principal repayment of notes payable	(4,638)	(2,000)	—
Debt issuance costs	(42)	—	—
Proceeds from line of credit	775	3,000	—
Repayment line of credit	(2,775)	(1,000)	—

Net cash provided by financing activities	19,332	10,541	6,981

Increase in cash and equivalents	11,873	3,128	2,798
Cash and equivalents, beginning of year	15,313	12,185	9,387

Cash and equivalents, end of year	$27,186	$15,313	$12,185

Supplemental disclosure of cash flow information:
Interest paid	$272	$643	$294

Taxes paid	$38	$43	$51

Right-of-use assets obtained in exchange for new operating lease liabilities	69	3,105	—

Issuance of common stock upon conversion of debentures	$21,164	—	—

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
(b) Risk and Uncertainty
On March 12, 2020, the Wor
l
d Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of the COVID-19 pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. As a provider of devices and services to the health care industry, the Company’s operations have been materially affected in part due to stay-at-home and social distancing orders as well as uncertainty in the market. Significant uncertainty remains as to the continuing impact of the COVID-19 pandemic on the Company’s operations and on the global economy as a whole.
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
The Company’s results for the year ending December 31, 2020 reflect a negative impact from the COVID-19 pandemic, as the typical sales cycle and ordering patterns were still disrupted due to some healthcare facilities’ additional focus on COVID-19. Depending upon the duration and severity of the pandemic, the continuing effect on the Company’s results over the long term is uncertain.
Although the Company did not see any material impact to trade accounts receivable losses in the year ended December 31, 2020, the Company’s exposure may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. The Company has historically not experienced significant trade account receivable losses, but it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as hospitals’ cash flows are impacted by their response to the COVID-19 pandemic.
(
c
) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Xoft, Inc. and Xoft Solutions, LLC. All material inter-company transactions and balances have been eliminated in consolidation.

(
d
) Cash and cash equivalents
The Company defines cash and cash equivalents as all bank accounts, money market funds, deposits and other money market instruments with original maturities of 90 days or less, which are unrestricted as to withdrawal. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Insurance coverage is $250,000 per depositor at each financial institution, and the Company’s non-interest
bearing cash balances exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2020 approximated $26.7 million.
(
e
) Financial instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, contract assets, accounts payable, notes payable and convertible debentures. Due to their short term nature and market rates of interest, the carrying amounts of the financial instruments, except the convertible debentures, approximated fair value as of December 31, 2020 and 2019.
The Company has elected to record the convertible debentures at fair value at each reporting date in accordance with the fair value option election. See Note 3( c ) for further details.
(
f
) Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms. Credit limits are established through a process of reviewing the financial history and stability of each customer. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.
The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2020 and 2019 is adequate.
The following table summarizes the allowance for doubtful accounts for the three years ended December 31, 2020 (in thousands):

	2020	2019	2018
Balance at beginning of period	$136	$177	$107
Additions charged to costs and expenses	94	62	225
Reductions	(119)	(103)	(155)

Balance at end of period	$111	$136	$177

(
g
) Inventory
Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in,
first-out
method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. At December 31, 2020 and 2019, inventories consisted of the following (in thousands), which includes an inventory reserve of approximately $0.2 million and $0.5 million as December 31, 2020 and 2019, respectively.

Inventory balances, net of reserves, were as follows:

Inventory balances, net of reserves, were as follows:
	December 31,	December 31,
	2020	2019
Raw materials	$1,356	$1,265
Work in process	76	39
Finished Goods	1,712	1,307

Inventory Net	$3,144	$2,611

(
h
) Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets or the remaining lease term, if shorter, for leasehold improvements (see below).

Estimated life
Equipment	3 - 5 years
Leasehold improvements	3-5 years
Furniture and fixtures	3-5 years
Marketing assets	3-5 years
(
i
) Goodwill
In accordance with FASB Accounting Standards Codification (“ASC”) Topic
350-20,
“Intangibles—Goodwill and Other”
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
The Company performed the annual impairment assessments at October 1, 2020 and 2019, respectively, and compared the fair value of each reporting unit to its carrying value as of each date. The fair value exceeded the carrying value for the Detection reporting unit as of each date of these impairment assessments. Goodwill for the Therapy reporting unit was fully impaired as of December 31, 2017. As such, the Company did not record any impairment charges for the years ended December 31, 2020 or 2019. The carrying values of the reporting units were determined based on an allocation of the Company’s assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.
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
A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Consolidated
	reporting unit	Detection	Therapy	Total
Accumulated Goodwill	$47,937	$—	$—	$47,937
Accumulated impairment	(26,828)	—	—	(26,828)
Fair value allocation	(21,109)	7,663	13,446	—
Acquisition of DermEbx and Radion	—	—	6,154	6,154
Acquisition measurement period adjustments	—	—	116	116
Acquisition of VuComp	—	1,093	—	1,093
Sale of MRI assets	—	(394)		(394)
Impairment	—	—	(19,716)	(19,716)

Prior to December 31, 2019	—	8,362	—	8,362

Balance at December 31, 2020	$—	$8,362	$—	$8,362

(
j
) Long Lived Assets
In accordance with FASB ASC Topic 360, “
Property, Plant and Equipment
” (“ASC 360”), the Company assesses long-lived assets for impairment if events and circumstances indicate it is more likely than not that the fair value of the asset group is less than the carrying value of the asset group.
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
The Company did not record any impairment charges related to long lived assets for the years ended December 31, 2020 or 2019.
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
Intangible assets subject to amortization consist primarily of patents, technology, customer relationships and trade names purchased in the Company’s previous acquisitions. These assets, which include assets from the acquisition of the assets of VuComp, DermEbx and Radion and the acquisition of Xoft, Inc., are amortized on a straight-line basis consistent with the pattern of economic benefit over their estimated useful lives of 5 to 10 years. A summary of intangible assets for 2020 and 2019 is as follows (in thousands):

			Weighted
			average
	2020	2019	useful life
Gross Carrying Amount
Patents and licenses	$595	$581	5 years
Technology	8,257	8,257	10 years
Customer relationships	272	272	7 years
Tradename	259	259	10 years

Total amortizable intangible assets	9,383	9,369

Accumulated Amortization
Patents and licenses	$529	$520
Technology	7,571	7,299
Customer relationships	135	108
Tradename	259	259

Total accumulated amortization	8,494	8,186

Total amortizable intangible assets, net	$889	$1,183

Amortization expense related to intangible assets was approximately $309,000, $377,000 and $383,000 for the years ended December 31, 2020, 2019, and 2018, respectively. Estimated remaining amortization of the Company’s intangible assets is as follows (in thousands):

Estimated
For the years ended	amortization
December 31:	expense
2021	291
2022	207
2023	186
2024	103
2025	102

$889

(
k
) Revenue Recognition
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

1)
Identify the contract(s) with a customer
—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company’s contracts are typically in the form of a purchase order. For certain large customers, the Company may also enter master service agreements which although include the terms under which the parties will enter into contracts do not require any minimum purchases and therefore, do not represent contracts until coupled with a purchase order. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract —Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation. The Company’s contracts typically do not include options that would result in a material right. If options to purchase additional goods or services are included in customer contracts, the Company evaluates the option in order to determine if the Company’s arrangement include promises that may represent a material right and needs to be accounted for as a performance obligation in the contract with the customer. The Company did not note any significant provisions within its typical contracts that would create a material right.

3)
Determine the transaction price
—The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration; the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

4)
Allocate the transaction price to the performance obligations in the contract
—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative SSP basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)
Recognize revenue when (or as) the Company satisfies a performance obligation
—The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

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

	Year ended December 31, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$16,291	$4,535	$20,826
Service contracts	5,661	1,333	6,994
Supply and source usage agreements	—	1,804	1,804
Professional services	—	29	29
Other	45	—	45

	$21,997	$7,701	$29,698

Timing of Revenue Recognition
Goods transferred at a point in time	$16,332	$4,624	$20,956
Services transferred over time	5,665	3,077	8,742

	$21,997	$7,701	$29,698

Sales Channels
Direct sales force	$13,809	$3,773	$17,582
OEM partners	8,188	—	8,188
Channel partners	—	3,928	3,928

	$21,997	$7,701	$29,698

	Year ended December 31, 2019
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$16,788	$4,957	$21,745
Service contracts	5,370	1,814	7,184
Supply and source usage agreements	—	2,036	2,036
Professional services	—	153	153
Other	161	61	222

	$22,319	$9,021	$31,340

Timing of Revenue Recognition
Goods transferred at a point in time	$16,949	$5,391	$22,340
Services transferred over time	5,370	3,630	9,000

	$22,319	$9,021	$31,340

Sales Channels
Direct sales	$11,968	$5,804	$17,772
OEM partners	10,351	—	10,351
Channel partners	—	3,217	3,217

	$22,319	$9,021	$31,340

	Year ended December 31, 2018
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$10,783	$4,393	$15,176
Service contracts	5,311	1,450	6,761
Supply and source usage agreements	—	2,261	2,261
Professional services	—	264	264
Other	229	389	618

	$16,323	$8,757	$25,080

Timing of Revenue Recognition
Goods transferred at a point in time	$10,835	$4,676	$15,511
Services transferred over time	5,488	4,081	9,569

	$16,323	$8,757	$25,080

Sales Channels
Direct sales force	$8,335	$7,554	$15,889
OEM partners	7,988	—	7,988
Channel partners	—	1,203	1,203

	$16,323	$8,757	$25,080

Total Revenue
Revenue from contracts with customers	$16,323	$8,757	$25,080
Revenue from lease components	541	—	541

	$16,864	$8,757	$25,621

Products
. Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators, cancer therapy disposable applicators and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.
Service Contracts
. The Company sells service contracts in which the Company provides professional services including product installations, maintenance, training and service repairs, and in certain cases leases equipment, to hospitals, imaging centers, radiological practices and radiation oncologists and treatment centers. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.

Upon the adoption of ASC 842, effective January 1, 2019, the lease components of certain fixed fee service contracts are no longer being separately accounted for under the lease guidance, and the entire contract is being accounted for under ASC 606. Upon the adoption of ASC 606, effective January 1, 2018, and until the adoption of ASC 842 referred to above, these lease components were accounted for as a lease in accordance with ASC 840, “
Leases
” (“ASC 840”), and the remaining consideration was allocated to the other performance obligations identified in accordance with ASC 606. The consideration that was allocated to the lease component was recognized as lease revenue on a straight-line basis over the specified term of the agreement. Revenue for the non-lease
components, such as service contracts, was recognized on a straight-line basis over the term of the agreements.
Supply and Source Usage Agreements
. Revenue from supply and source usage agreements is recognized on a straight-line basis over the term of the supply or source agreement.
Professional Services
. Revenue from fixed fee service contracts is recognized on a straight-line basis over the term of the agreement. Revenue from professional service contracts entered into with customers on a time and materials basis is recognized over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract.
Other
. Other revenue consists primarily of miscellaneous products and services. The Company transfers control and recognizes a sale when the installation services are performed or when the Company ships the product from the Company’s manufacturing or warehouse facility to the customer.
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
Contract Balances
Contract liabilities are a component of deferred revenue, current contract assets are a component of prepaid and other assets and non-current
contract assets are a component of other assets. The following table provides information about receivables, current and non-current
contract assets, and contract liabilities from contracts with customers (in thousands).

Contract balances

	Balance at December 31, 2020	Balance at December 31, 2019
Receivables, which are included in “Trade accounts receivable”	$10,027	$9,819
Current contract assets, which are included in “Prepaid and other assets”	481	14
Non-current contract assets, which are included in “other assets”	1,434	—
Contract liabilities, which are included in “Deferred revenue”	6,384	5,604
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
The Company records net contract assets or contract liabilities on a contract-by-contract
basis. The Company records a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company classifies the net contract asset as either a current or non-current
based on the expected timing of the Company’s right to bill under the terms of the contract. The current contract asset balance primarily relates to the net unbilled revenue balances with two significant customers, which the Company expects to be able to bill for within one year. The non-current
contract asset balance consists of net unbilled revenue balances with one customer which the Company expects to be able to bill for in more than one year.
Contract liabilities, or deferred revenue from contracts with customers, is primarily composed of fees related to long-term service arrangements, which are generally billed in advance. Deferred revenue also includes payments for installation and training that has not yet been completed and other offerings for which the Company has been paid in advance and earn the revenue when it transfers control of the product or service. The balance of deferred revenue at December 31, 2020 and December 31, 2019 is as follows (in thousands):

Contract liabilities	December 31, 2020	December 31, 2019
Short term	$6,117	$5,248
Long term	267	356

Total	$6,384	$5,604

Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$5,604	$5,209
Deferral of revenue	11,212	11,005
Recognition of deferred revenue	(10,432)	(10,610)

Balance at end of period	$6,384	$5,604

The Company expects to recognize estimated revenues related to performance obligation that are unsatisfied (or partially satisfied) in the amounts of approximately $7.1 million in 2021, $1.2 million in 2022 and $1.0 million in each year from 2023-2025.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain commissions programs meet the requirements to be capitalized. As of December 31, 2020, the balance of capitalized costs to obtain a contract was $406,000 compared to $379,000 as of December 31, 2019. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of December 31, 2020 and 2019, respectively.

Changes in the balance of capitalized costs to obtain a contract were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Balance at beginning of period	$379	$282
Deferral of costs to obtain a contract	157	294
Recognition of costs to obtain a contract	(130)	(197)

Balance at end of period	$406	$379

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
(l) Warranty Costs
The Company provides for the estimated cost of standard product warranty against defects in material and workmanship based on historical warranty trends, including the cost of product returns during the warranty period. Warranty provisions and claims for the years ended December 31, 2020, 2019 and 2018, were as follows (in thousands):

	2020	2019	2018
Beginning accrual balance	$17	$12	$10
Warranty provision	58	41	19
Usage	(58)	(36)	(17)

Ending accrual balance	$17	$17	$12

(m) Engineering and Product Development Costs
Engineering and product development costs relate to research and development efforts including Company sponsored clinical trials which are expensed as incurred.
(n) Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was approximately $211,000, $1,084,000 and $811,000 respectively.
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

A summary of the Company’s calculation of net loss per share is as follows (in thousands, except per share amounts):

	2020	2019	2018
Net loss available to common shareholders	$(17,610)	$(13,551)	$(9,017)

Basic shares used in the calculation of earnings per share	22,140	18,378	16,685
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock	—	—	—

Diluted shares used in the calculation of earnings per share	22,140	18,378	16,685

Net loss per share :
Basic	$ (0.80)	$ (0.74)	$ (0.54)
Diluted	$ (0.80)	$ (0.74)	$ (0.54)
The following table summarizes the number of shares of common stock for convertible securities, warrants and restricted stock that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	Year Ended December 31,
	2020	2019	2018
Common stock options	1,869,507	1,550,662	1,983,477
Restricted Stock	29,166	150,909	423,202
Convertible Debentures	—	1,742,500	1,742,500

	1,898,673	3,444,071	4,149,179

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares were excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.
(p) Income Taxes
The Company follows the liability method under ASC Topic 740 “
Income Taxes
”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns. The Company has provided a full valuation allowance against its deferred tax assets at December 31, 2020 and 2019, as it is more likely than not that the deferred tax asset will not be realized. Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes.
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

(q) Stock-Based Compensation
The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company may grant to employees, directors and contractors, options to purchase common stock at an exercise price equal to the market value of the stock at the date of grant. The Company may grant restricted stock to employees and directors. The underlying shares of the restricted stock grant are not issued until the shares vest, and compensation expense is based on the stock price of the shares at the time of grant. The Company also has an Employee Stock Purchase Plan, adopted in 2019, which became effective as of January 1, 2020. The Company follows FASB ASC Topic 718, “
Compensation – Stock Compensation
”, for all stock-based compensation. Under this application, the Company is required to record compensation expense over the vesting period for all awards granted.
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
(r) Fair Value Measurements
The Company follows the provisions of FASB ASC Topic 820, “
Fair Value Measurement and Disclosures
” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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
The convertible debentures are recorded as a separate component of the Company’s consolidated balance sheets are considered a Level 3 measurement due to the utilization of significant unobservable inputs in their valuation. See Note 3( c ) below for a discussion of these fair value measurements.
The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$27,186	—	—	$27,186

Total Assets	$27,186	—	—	$27,186

Liabilities
Convertible debentures	—	—	—	—

Total Liabilities	—	—	—	—

Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,313	—	—	$15,313

Total Assets	$15,313	—	—	$15,313

Liabilities
Convertible debentures	—	—	$13,642	$13,642

Total Liabilities	—	—	$13,642	$13,642

The following is a roll forward of the Company’s Level 3 instruments for the years ended December 31, 2020 and 2019, see Note 3 ( c )
convertible debentures
below for more details:

Convertible Debentures
Balance, December 20, 2019	$13,642
Issuances	—
Fair value adjustments	7,522
Conversion	(21,164)

Balance, December 31, 2020	$—

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. There were no items measured at fair value on a nonrecurring basis as of or during the years ended December 31, 2020 and 2019.
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
On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” and all the related amendments, which are codified under ASC 842. The Company has applied its transition provisions at the beginning of the period of adoption (i.e., on the effective date), and so did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC 840, “
Leases
” (“ASC 840”), including its disclosure requirements, in the comparative periods presented. As part of the adoption, the Company elected the package of practical expedients, which among other things, permits the carry forward of historical lease classifications. The Company did not elect to use the practical expedient permitting the use of hindsight in determining the lease term and in assessing impairment of right-of-use assets. The adoption of the standard did not have a material impact on our operating results or cash flows. See Note 5 for the disclosures required upon adoption of ASC 842.
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
In December 2019, the FASB issued ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU
2019-12”).
ASU
2019-12
is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU
2019-12
is effective for the Company for the fiscal year and interim periods therein beginning January 1, 2021. The Company will adopt ASU
2019-12
on January 1, 2021 and will account for income taxes in accordance with ASU
2019-12
at that time. This update will not make a material difference to the Company’s financial statements.

In March 2020, the FASB issued ASU
2020-04,
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU
2020-04”). ASU
2020-04
was issued because the London Interbank Offered Rate (“LIBOR”) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities, and at the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR is expected to be discontinued as a benchmark interest rate. Other interest rates used globally could also be discontinued for similar reasons. ASU
2020-04
provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact that the adoption of ASU
2020-04
will have on its consolidated financial statements.
In August 2020, the FASB issued ASU
2020-06,
“Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”).
ASU
2020-06
was issued to simplify the accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU
2020-06
also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for the Company for the fiscal year and interim periods therein beginning January 1, 2022. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU
2020-06
will have on its consolidated financial statements.
(u) Subsequent Events
On March 2, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Guggenheim Securities, LLC, as representative of the several underwriters (the “Underwriters”), in connection with an underwritten public offering of 1,393,738 shares of the Company’s common stock, at a public offering price of $18.00 per share (the “Offering”). The Underwriting
Agreement contains customary representations, warranties and covenants by the Company, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. In exchange for the Underwriters’ services, the Company agreed to sell the shares to the Underwriters at a purchase price of $16.92 per share and to reimburse the representative of the Underwriters for up to $125,000 of its expenses in connection with the Offering. The Offering closed March 5, 2021. The net proceeds to the Company from the Offering were approximately $23.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

On March 2, 2021, the Company terminated its
at-the-market
offering program with JMP Securities (See Note 6 hereto).

(2)	Sale of MRI Assets
In December 2016, the Company entered into an Asset Purchase Agreement with Invivo Corporation (“Invivo”). In accordance with the agreement, the Company sold to Invivo all right, title and interest to certain intellectual property relating to the Company’s VersaVue Software and DynaCAD product and related assets for $3.2 million. The Company closed the transaction on January 30, 2017 less a holdback reserve of $350,000 for a net of approximately $2.9 million. The holdback reserve of $350,000 has been recorded as an asset in other assets and will be paid to the Company upon resolution of the litigation matter described in Note 9(f), less amounts, if any, due and payable or reserved under the indemnification provisions in the Asset Purchase agreement.

(3)	Financing Arrangements
(a) Loan and Security Agreement – Western Alliance Bank
On March 30, 2020, the Company entered into the Loan Agreement with the Bank that provided an initial term loan (“Term Loan”) facility of $7.0 million and a $5.0 million revolving line of credit.
The Loan Agreement was amended effective June 16, 2020. The Loan Agreement requires the Company to either (i) meet a minimum revenue covenant, or (ii) maintain a ratio of unrestricted cash at the Bank to aggregate indebtedness owed to the Bank of at least 1.25 to 1.00. The Company was compliant with these covenants as of December 31, 2020.
If at any point the Company is not in compliance with certain covenants under the Loan Agreement and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. The Company was required, periodically in the past, to seek modifications from its prior lender to avoid non-compliance
with its earlier covenants.
Interest in arrears on the Term Loan began to be repaid on April 1, 2020 and will continue to be paid on the first of each successive month thereafter until the principal repayment starts. Commencing on the principal repayment date of March 1, 2022, and continuing on the first day of each month thereafter, the Company will make equal monthly payments of principal, together with applicable interest in arrears, to the Bank. The interest rate is set at 1% above the Prime Rate, which is defined in the Loan Agreement as the greater of 4.25% or the Prime Rate published in the Money Rates section of the Western Edition of the Wall Street Journal. The Prime Rate as of December 31, 2020 was 3.25%.
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
The maturity date of the revolving loan is March 30, 2022 and there was no outstanding amount as of December 31, 2020.

December 31, 2020 (Western Alliance Bank) *
Principal Amount of Term Loan	$7,000
Unamortized closing costs	(63)
Accrued Final Payment	23
Amount Drawn on Line of Credit	—

Carrying amount of Term Loan	6,960

Less current portion of Term Loan	—

Notes payable long-term portion	$6,960

* No December 31, 2019 balance. Debt opened in 2020
(b) Loan and Security Agreement – Silicon Valley Bank
On August 7, 2017, the Company entered into a Loan and Security Agreement, which was modified several times through November 1, 2019 (as amended, the “SVB Loan Agreement”), with Silicon Valley Bank that provided an initial term loan facility of $6.0 million and a $4.0 million revolving line of credit.
On March 30, 2020, the Company elected to repay all outstanding obligations (including accrued interest) and retire the SVB Loan Agreement. The Company accounted for this repayment and retirement as an extinguishment of the SVB Loan Agreement. In addition to the outstanding principal and accrued interest, the Company was required to pay the $510,000 final payment, a termination fee of $114,000 and other costs totaling $10,000. The Company also wrote off unamortized original closing costs as of the extinguishment date. The Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the SVB Loan Agreement. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, the $114,000 termination fee, and $42,000 of unamortized and other closing costs.

December 31, 2019 (Silicon Valley Bank) *
Principal Amount of Term Loan	$4,000
Unamortized closing costs	(40)
Accrued Final Payment	293
Amount Drawn on Line of Credit	2,000

Carrying amount of Term Loan	6,253

Less current portion of Term Loan	(4,250)

Notes payable long-term portion	$2,003

* No December 31, 2020 balance. Debt closed in 2020
(c) Convertible Debentures
On December 20, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited investors (the “Investors”), including, but not limited to, all directors and executive officers of the Company at the time, pursuant to which the Investors purchased unsecured subordinated convertible debentures (the “Convertible Debentures”) with an aggregate principal amount of approximately $7.0 million in a private placement.
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
The probability of the occurrence of a default event was based on Bloomberg’s one year estimate of default risk for the Company (extrapolated over the remaining term).
The utilization of the Forced Conversion right and the default redemption right is based on management’s best estimate of both features being exercised upon the occurrence of the related contingent events.
The effective discount rate utilized at the December 31, 2019 and February 21, 2020 valuation dates was solved for utilizing the simulation model based on the principal value of the Convertible Debentures, as the transaction was determined to represent an ‘arm’s length’ transaction. The effective discount was corroborated against market yield data which implied the Company’s credit rating, and this implied credit rating will be utilized to determine the changes in the effective discount rate at future valuation dates. The effective discount rate utilized at the December 31, 2019 valuation date was based on yields on
CCC-rated
debt instruments with terms equivalent to the remaining term of the Convertible Debentures. The credit rating estimate was based on the implied credit rating determined at issuance and no changes were identified by the Company that would impact this assessment.

The fair value and principal value of the Convertible Debentures as of December 31, 2019 and the Conversion Date was as follows (in thousands):

Convertible Debentures	December 31, 2019	February 21, 2020
Fair value, in accordance with fair value option	$13,642	$21,164

Principal value outstanding	$6,970	$6,970

The Company recorded a loss from the change in fair value of the Convertible Debentures of approximately $7.5 million for the period ending December 31, 2019 through the conversion date of February 21, 2020, compared to $6.7 million in the period ending December 31, 2019, which is described in the additional fair value disclosures related to the Convertible Debentures in Note 8.
Upon the consummation of the forced conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity.
(d) Principal and Interest Expense Payments Related to Financing Arrangements
Future principal and interest payments related to the Loan Agreement are as follows (in thousands):

Fiscal Year	Amount Due
2021	1,238
2022	2,875
2023	2,735
2024	1,003

Total	$7,851

The following amounts are included in interest expense in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash interest expense, notes payable	$327	$274	$299
Cash interest expense, convertible debentures	49	349	9
Amortization of debt costs	45	28	29
Accrual of notes payable final payment	55	131	163
Interest expense capital lease	—	2	4

Total interest expense	$476	$784	$504

Cash interest expense, notes payable, represents the cash interest paid monthly related to the Loan Agreement. Cash interest expense, convertible debentures represents cash interest paid or accrued in connection with the Convertible Debentures issued in December 2018. The amortization of debt costs represents the closing costs incurred with the Term Loan and the SVB Loan Agreement, which have been capitalized and expensed using the effective interest method.

(4)	Accrued and Other Expenses
Accrued and other expenses consist of the following at December 31 (in thousands):

	2020	2019
Accrued salary and related expenses	$3,654	$3,200
Accrued accounts payable	2,405	2,718
Accrued professional fees	598	510
Other accrued expenses	382	162

	$7,039	$6,590

(5)	Leases
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
ASC 842 includes a number of reassessment and
re-measurement
requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement
requirements and identified three lease modifications which are reflected in the table below showing the maturity of the Company’s lease liabilities as of December 31, 2020. This includes an extension of operating leases for the two facilities leased by the Company in New Hampshire and the facility lease in California. In addition, there were no impairment indicators identified during the year ended December 31, 2020 that required an impairment test for the Company’s right-of-use
assets or other long-lived assets in accordance with ASC
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
The Company has leases for office space and office equipment. The leases have remaining lease terms ranging from less than one year to three years and three months as of December 31, 2020.

The components of lease expense for the period are as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2020	2019
Operating lease cost - Right of Use	Operating expenses	$884	$804
Operating lease cost - Variable Costs	Operating expenses	165	$173
Finance lease costs
Amortization of leased assets	Amortization and depreciation	12	15
Interest on lease liabilities	Interest expense	1	2

Total		$1,062	$994

Other information related to leases was as follows (in thousands):
		2020	2019
Cash paid for operating cash flows from operating leases		$909	$840
Cash paid for operating cash flows from finance leases		1	2
Cash paid for financing cash flows from finance leases		13	17

		2020	2019
Weighted-average remaining lease term of operating leases (in years)		2.21	3.12
Weighted-average remaining lease term of finance leases (in years)		—	1.00
Weighted-average discount rate for operating leases		5.6%	5.6%
Weighted-average discount rate for finance leases		—	5.4%
Maturities of the Company’s lease liabilities as of December 31, 2020 was as follows (in thousands):

Year Ended December 31, 2020:	Operating Leases
2021	$920
2022	899
2023	211
2024	5

Total lease payments	2,035
Less: imputed interest	(234)

Total lease liabilities	1,801
Less: current portion of lease liabilities	(726)

Long-term lease liabilities	$1,075

(6)	Stockholders’ Equity
(a) Financing Activity
On April 27, 2020, the Company issued 1,562,500 shares of common stock to several institutional investors at a price of $8.00 per share in a registered direct offering. The gross proceeds of the offering were approximately $12.5 million, and the Company received net proceeds of approximately $12.3 million. The Company also entered into an at-the-market
offering program with JMP Securities (the “ATM”) to provide for additional potential liquidity. The Company’s ATM facility provides for the sale of common stock having a value of up to $25.0 million. On December 17, 2020 the company sold 470,704 shares of common stock under the ATM facility. The gross proceeds were approximately $6.6 million, and the Company received net proceeds of approximately $6.1 million which is net of brokerage fees and offering costs to open the ATM. As of December 31, 2020, $18.4 million in capacity remains under the facility.
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
With respect to options granted under the 2012 Plan, the exercise price must be at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock subject to the award, determined as of the date of grant. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the administrator. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the administrator. At December 31, 2020, there were 129,126 shares available for issuance under the 2012 Plan.
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
With respect to stock options granted under the 2016 Plan, the exercise price will be determined by the Compensation Committee but may not be less than 100% of the fair market value of the common stock subject to the award, determined as of the date of grant. Regarding incentive stock options, including that the aggregate grant date fair market value of the shares of stock with respect to which incentive stock options granted under the 2016 Plan and any other plan of the Company or its parent and subsidiary corporations become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. To the extent that any incentive stock option exceeds this limit, it shall constitute a non-qualified
stock option. Restricted stock awards are shares of common stock that are awarded subject to the satisfaction of the terms and conditions established by the Compensation Committee. In general, awards that do not require exercise may be made in exchange for such lawful consideration, including services, as determined by the Compensation Committee. At December 31, 2020, there were 333,091 shares available for issuance under the 2016 Plan.

A summary of stock option activity for all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2018	1,983,477	$4.25
Granted	392,270	$5.81
Exercised	(379,980)	$3.39
Forfeited	(445,105)	$6.06

Outstanding, December 31, 2019	1,550,662	$4.33	5.0 Years
Granted	563,502	$10.09
Exercised	(155,149)	$4.70
Forfeited	(89,508)	$2.51

Outstanding, December 31, 2020	1,869,507	$5.91	6.0 Years
Exercisable at December 31, 2018	1,296,439	$4.90

Exercisable at December 31, 2019	881,461	$4.43

Exercisable at December 31, 2020	1,540,287	$5.55

There were 462,218 shares available for future grants from all plans at December 31, 2020.
The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$30	$3	$4
Engineering and product development	376	226	399
Marketing and sales	657	226	190
General and administrative expense	1,781	713	912

	$2,844	$1,168	$1,505

As of December 31, 2020, there was $0.7 million of total unrecognized compensation costs related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 1.0 years.

Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Year Ended December 31,
	2020	2019	2018
Average risk-free interest rate	0.65%	1.88%	2.65%
Expected dividend yield	None	None	None
Expected life	3.5 years	3.5 years	3.5 years
Expected volatility	50.17-66.04%	50.01% to 54.23%	50.4% to 61.6%
Weighted average exercise price	$10.14	$5.92	$2.96
Weighted average fair value	$4.37	$2.34	$1.23
The Company’s 2020, 2019 and 2018 average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon
issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.
Intrinsic values of options (in thousands) and the closing market price used to determine the intrinsic values are as follows:
Intrinsic value of stock options

	Years Ended December 31,
	2020	2019	2018
Outstanding	$13,626	$5,465	$1,021
Exercisable	11,786	3,067	499
Exercised	1,037	509	224

Company’s stock price at December 31	$13.20	$7.77	$3.70
(c) Restricted Stock
The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date.
The Company did not grant any restricted stock units in 2020. The Company granted 15,990 shares with time-based vesting during the year ended December 31, 2019. The Company granted 334,083 shares with time-based vesting and 45,356 shares with immediate vesting during the year ended December 31, 2018.

A summary of restricted stock activity for all equity incentive plans is as follows:

	Years Ended December 31,
	2020	2019	2018
Beginning outstanding balance	150,909	423,202	415,147
Granted	—	15,990	379,439
Vested	(118,077)	(197,730)	(322,388)
Forfeited	(3,666)	(90,553)	(48,996)

Ending outstanding balance	29,166	150,909	423,202

Intrinsic values of restricted stock (in thousands) and the closing market price used to determine the intrinsic values are as follows:

	Years Ended December 31,
	2020	2019	2018
Outstanding	$385	$1,173	$1,566
Vested	1,559	1,536	1,193

Company’s stock price at December 31	$13.20	$7.77	$3.70
(d) Employee Stock Purchase Program:
In December 2019, the Company’s Board of Directors adopted, and the stockholders approved the 2019 Employee Stock Purchase Plan (“ESPP”), effective January 1, 2020. The ESPP provides for the issuance of up 950,000 shares of common stock, subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. The ESPP may be terminated or amended by the Board of Directors at any time. Certain amendments to the ESPP require stockholder approval.
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
The Company issued 42,606 shares under the ESPP as of December 31, 2020.

(7)	Income Taxes
The components of income tax expense for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Current provision (benefit):
Federal	$—	$—	$—
State	37	42	54

	$37	$42	$54

Deferred provision:
Federal	$1	$1	$(10)
State	—	—	(2)

	$1	$1	$(12)

Total	$38	$43	$42

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019		2018
Federal statutory rate	21.0%	21.0%		21.0%
State income taxes, net of federal benefit	2.4%	1.7%		3.6%
Net state impact of deferred rate change	(0.7%)	(2.0%)		0.6%
Stock compensation expense	0.9%	(10.7%)		(1.1%)
Tax amortization on goodwill	0.0%	0.0%		0.1%
Goodwill impairment	0.0%	0.0%		0.0%
Other permanent differences	(0.1%)	0.0%		(0.5%)
Change in valuation allowance	(13.4%)	(6.0%)		(27.6%)
Tax credits	1.4%	2.8%		3.1%
Federal Rate Change	0.0%	0.0%		0.0%
Accrual to tax return	0.0%	1.3%		0.3%
Increase Xoft NOLs under 382 Study	0.0%	0.0%		0.0%
Change in FV of convertible debt	(9.0%)	(10.4%)		0.0%
Foreign Rate Differential	0.0%	0.2%		0.0%
True Ups - NOL Expiration/162(m) limits	(2.8%)	0.0%		0.0%

Effective income tax	(0.3%)	(0.3	% )	(0.5	% )

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
Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company has fully reserved the net deferred tax assets, as it is more likely than not that the deferred tax assets will not be utilized. Deferred tax assets (liabilities) are composed of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Inventory (Section 263A)	$248	$242
Inventory reserves	60	118
Receivable reserves	28	35
Other accruals	1,081	1,151
Deferred revenue	75	123
Accumulated depreciation/amortization	37	66
Stock options	459	267
Developed technology	1,449	1,702
Tax credits	3,859	3,663
NOL carryforward	36,078	33,640
Lease liability	415	625

Net deferred tax assets	43,789	41,632
Valuation allowance	(43,356)	(41,025)
Right of Use Asset	(433)	(607)
Goodwill tax amortization	(4)	(3)

Deferred tax liability	$(4)	$(3)

The increase in the net deferred tax assets and corresponding valuation allowance during the year ended December 31, 2020 and December 31, 2019 is primarily attributable to additional accruals, net operating losses, and research and development credits.
As of December 31, 2020, the Company has federal net operating loss carryforwards totaling approximately $149.1 million. Federal net operating loss carryforwards totaling $122.1 million will expire at various dates from 2021 and 2037. The remaining $27.0 million of the federal net operating losses generated since December 31, 2017 can be carried forward indefinitely. As of December 31, 2020, the Company has provided a valuation allowance for its net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards. In the event of a deemed change in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards. There were no

n
et operating losses utilized for the years ended December 31, 2020, 2019, or 2018.
The Company currently has approximately $6.6 million in net operating losses that are subject to limitations related to Xoft. Approximately $656,000 can be used annually through 2029. The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities totaling approximately $3.9 million. The credits expire in various years through 2039. The Company has additional tax credits of $1.8 million related to Xoft which have been fully reserved for and as a result no deferred tax asset has been recorded. These credits expire in various years through 2030.
ASC
740-10
prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition,
classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC
740-10.
The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2020, 2019 and 2018. The Company files United States federal and various state income tax returns. The Company will also file a tax return in France. Generally, the Company’s three preceding tax years remain subject to examination by federal and state tax authorities. The Company is not under examination by any other federal or state jurisdiction for any tax year.
The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2020 will significantly change within the next 12 months.

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

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Segment revenues:
Detection	$21,997	$22,319	$16,864
Therapy	7,701	9,021	8,757

Total Revenue	$29,698	$31,340	$25,621

Segment gross profit:
Detection	$17,856	$18,627	$14,709
Therapy	3,498	5,600	4,721

Segment gross profit	$21,354	$24,227	$19,430

Segment operating income (loss):
Detection	$2,719	$2,564	$3,412
Therapy	(3,028)	(1,476)	(2,373)

Segment operating income (loss)	$(309)	$1,088	$1,039

General administrative	$(9,079)	$(7,486)	$(9,169)
Interest expense	(476)	(784)	(504)
Financing costs	—	—	(451)
Loss on extinguishment of debt	(341)
Other income	97	345	110
Fair value of convertible debentures	(7,464)	(6,671)

Loss before income tax	$(17,572)	$(13,508)	$(8,975)

Segment depreciation and amortization included in segment operating income (loss) is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Detection depreciation and amortization
Depreciation	$115	$103	$106
Amortization	164	240	248

Therapy depreciation and amortization
Depreciation	$124	$166	$177
Amortization	128	128	129

(b) Geographic Information
The Company’s sales are made to customers, distributors and dealers of mammography, electronic brachytherapy equipment and other medical equipment, and to foreign distributors of mammography and electronic brachytherapy equipment. Export sales to a single country did not exceed 10% of total revenue in any year. Total export sales were approximately $6.1 million or 20% of total revenue in 2020, $3.8 million or 12% of total revenue in 2019 and $3.2 million or 12% of total revenue in 2018.
As of December 31, 2020 and 2019, the Company had outstanding receivables of $3.4 million and $2.1 million, respectively, from distributors and customers of its products who are located outside of the U.S.

	Percent of Export sales
Region	2020	2019	2018
Europe	45%	57%	51%
Taiwan	13%	15%	22%
Canada	5%	7%	7%
China	22%	8%	0%
Other	15%	13%	20%

Total	100%	100%	100%

Total Export sales	$6,081	$3,788	$3,255
Significant export sales in Europe are as follows:

	Percent of Export sales
Region	2020	2019	2018
France	41%	34%	36%
Spain	17%	12%	8%
Germany	12%	4%	3%
Italy	8%	2%	1%
United Kingdon	6%	2%	0%
(c) Major Customers
The Company had one

major OEM customer, GE Healthcare, with revenues of approximately $5.0 million in 2020, $7.6 million in 2019 and $6.1 million in 2018 or 17%, 24% and 24% of total revenue, respectively. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fujifilm Medical Systems, Siemens Medical, and Vital Images. For the year ended December 31, 2020, these four OEM partners composed approximately 35% of Detection revenues and 26% of total revenue. Detection OEM partners in total composed approximately 37% of Detection revenues and 28% of total revenue for the year ended December 31, 2020, 46% of Detection revenues and 33% of total revenue for the year ended December 31, 2019 and 50% of Detection revenues and 33% of total revenue for the year ended December 31, 2018. The Company also had one major direct customer with revenues of approximately $2.8 million, or 9% of total revenue for year ended December 31, 2020.

OEM partners represented $4.4 million or 44% of outstanding receivables as of December 31, 2020, with GE Healthcare accounting for $1.5 million or 34% of this amount. The four largest Therapy customers composed $1.7 million or 17% of outstanding receivables as of December 31, 2020. The largest Detection direct customer represents $1.1 million or 11% of outstanding receivables as of December 31, 2020. These twenty-one
customers in total represented $7.1 million or 72% of outstanding receivables as of December 31, 2020.

(9)	Commitments and Contingencies
(a) Other Commitments
The Company has
non-cancelable
purchase orders with key suppliers executed in the normal course of business that total approximately $3.4 million. In connection with the Company’s employee savings plans, the matching contribution for 2020 was approximately $0.5 million in cash. The matching contribution for 2021 is estimated to be approximately $0.5 million in cash.
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
On November 8, 2018, Mr. Ferry retired as Chief Executive Officer of the Company and from his position as Chairman of the Board of Directors. Mr. Ferry and the Company entered into a Separation Agreement on that date, pursuant to which Mr. Ferry will generally receive the payments that would have been payable had he been terminated by the Company without cause. The Company accrued $1,009,000 representing 24 months of severance and 18 months of health benefits as of November 2018 upon Mr. Ferry’s agreeing to the Separation Agreement, which the Company began paying monthly in May 2019 and has completed all payments as of December 31, 2020.
(c) Royalty Obligations
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

(d) Litigation
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