Form 10-K/A
period 2020-12-31
ICAD INC
filed 2021-04-30
CIK 749660

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
As of April 30, 2021, the registrant had

24,983,491

shares of Common Stock outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A,
or Amendment, amends the Annual Report on Form
10-K
of iCAD, Inc. for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on March 15, 2021, or the Original Filing. We are filing this Amendment to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our 2020 fiscal year. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance .
The following information includes information that our directors and executive officers have given us about their age; their positions held, principal occupation and business experience for the past five years; and other publicly-held companies at which they serve or have served as a director during the past five years.
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
There are no family relationships among any of the directors or executive officers of iCAD.

Name	Age	Principal Occupation or Employment	Director/Officer Since
Michael Klein	67	Executive Chairman and Chief Executive Officer	2018
Nathaniel Dalton	54	Director and Senior Advisor of Affiliated Manager’s Group, Inc.	2020
Dr. Rakesh Patel	48	Chief Executive Officer of Precision Cancer Specialists Medical Group	2018
Andy Sassine	56	Chief Financial Officer of Arcturus Therapeutics Holdings Inc.	2015
Dr. Susan Wood	58	Chief Executive Officer of VIDA Diagnostics, Inc.	2018
Stacey Stevens	53	President	2006
R. Scott Areglado	57	Chief Financial Officer	2018
Jonathan Go	58	Chief Technology Officer	2019
Mr.
 Michael Klein
is the Company’s Executive Chairman and Chief Executive Officer. Mr. Klein has served as the Chief Executive Officer at Inflection Point Consulting, an executive coaching and consulting firm with a focus on medical technology, biopharma and healthcare services, since December 2014. Since 2019, Mr. Klein has served as a member of the board of directors of Avenda Health Care, a medical technology company focused on developing solutions to identify and treat prostate cancer, and since September 2016, he has been a professor of practice at Santa Clara University. Mr. Klein was the Chief Executive Officer at SonaCare Medical, LLC (f/k/a US HIFU, LLC), a global leader in minimally invasive high intensity focused ultrasound technologies, from December 2011 to November 2014. From April 2011 to December 2011, Mr. Klein was the President of the Civco Radiation Oncology Division within Roper Industries, a diversified industrial company that produces engineered products for global niche markets. He was President and Chief Executive Officer of Xoft, Inc., a medical device company, a position he held from December 2004 until the sale of Xoft to the Company in December 2010. Prior to joining Xoft, from 2000 to 2004, Mr. Klein served as Chairman, President and Chief Executive Officer of R2 Technology, Inc., a breast and lung cancer computer aided detection company. Previously, Mr. Klein served in VP, Sales and Marketing Roles at Varian Medical Systems (VAR) and Becton Dickinson (BDX). Mr. Klein received a Bachelor of Arts degree from the University at Albany, SUNY. Mr. Klein also received his M.B.A. from the New York Institute of Technology and completed his post-graduate Executive Education Studies at Harvard University and Babson College. We believe Mr. Klein’s qualifications to serve on our Board include his significant experience as an executive in the healthcare industry, his understanding of our products and markets and his previous tenure on our Board.
Mr.
 Nathaniel Dalton
is one of the founders of the global asset management firm Affiliated Managers Group, Inc. (NYSE: AMG), where he held various executive-level roles including President, Chief Executive Officer, Chief Operating Officer, and General Counsel, from 1996 through February 2019, acted as a Director until 2020, and has acted as Senior Advisor since February 2019. He was also the founding investor of Talari Networks, the pioneering
SD-WAN
technology company, serving as a board observer for more than a decade, and is an investor in, and advisor to, several growth companies operating at the intersection of technology and healthcare. Mr. Dalton is a Trustee of Boston University and serves on the Investment Committee for its Endowment. He also serves on the advisory board of the Institute for Sustainable Energy. Mr. Dalton received a J.D. from Boston University School of Law and a B.A. from the University of Pennsylvania. We believe that Mr. Dalton’s extensive knowledge and experience in the financial services and investment management industries, as well as his experience as an investor in and advisor to other companies of a similar size, qualifies him to serve as a member of our Board.

Dr.
 Rakesh Patel
has served as medical director of Radiation Oncology and Chair of the Multi-Disciplinary Breast Care Program at Good Samaritan Hospital since July 2013. In addition, he has served as co-founder
of the TME Breast Care Network, a
high-end
physician
peer-to-peer
knowledge-sharing, research, education and consulting company, since January 2013. Dr. Patel has also served as Chief Executive Officer of Precision Cancer Specialists Medical Group, an organization whose core mission is to improve quality and access to advanced, targeted radiation therapy, since December 2016. He previously served on the board of directors of Radion, Inc., a company that improved quality of access for patients and doctors with an innovative
e-collaboration
platform, the assets of which were acquired by the Company in July 2014. Prior to that, Dr. Patel was the founder and served on the board of directors of BrachySolutions, Inc. (acquired by Radion Inc.), a telehealth company focused on improving quality and access to advanced brachytherapy globally via custom
e-learning
modules. He holds a Bachelor of Science degree from the University of Notre Dame and an M.D. from Indiana University School of Medicine. Dr. Patel completed his radiation oncology residency at the University of Wisconsin-Madison. We believe Dr. Patel’s qualifications to serve on our Board include his expertise in the medical field as well as his understanding of our products and markets.
Mr.
 Andy Sassine
has served Arcturus Therapeutics Holdings Inc., a biotech company focusing on using mRNA to target rare diseases, as Chief Financial Officer since January 2019 and as a member of the board of directors from May 2018 until June 2019, and was reelected as a director in September 2019. Since March 2021, Mr. Sassine has been a member of the board of directors and the audit and finance committee of the board of directors of Exicure, Inc., a clinical-stage biotechnology company. Mr. Sassine served in various positions at Fidelity Investments from 1999 to 2012, rising to the position of Portfolio Manager. Prior to joining Fidelity, he served as a vice president in the Acquisition Finance Group at Fleet National Bank. Mr. Sassine previously served on the boards of MYnd Analytics, Inc., Acorn Energy, Freedom Meditech, Inc., Gemphire Therapeutics, Inc., and MD Revolution. Mr. Sassine was a member of the Henry B. Tippie College of Business, University of Iowa Board of Advisors from 2009 to 2018 and served on the Board of Trustees at the Clarke Schools for Hearing and Speech from 2009 to 2014. Mr. Sassine holds a Bachelor of Arts degree from the University of Iowa and an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Sassine’s extensive knowledge and experience as a fund manager and board member of other similarly sized companies qualifies him to serve as a member of our Board.
Dr.
 Susan Wood
has served as the President and Chief Executive Officer of VIDA Diagnostics, Inc., a leader in precision imaging and AI for pulmonary medicine, since September 2009. From July 2005 to December 2008, she held the position of Executive Vice President of Marketing and Technology for Vital Images, Inc., an innovative software company specializing in cardiovascular applications for advanced analysis software. Dr. Wood holds multiple patents in the field of computer-aided detection and quantitative imaging; has authored numerous book chapters, peer-reviewed papers, abstracts, and has served as an invited speaker at numerous conferences in the area of three-dimensional imaging of the thorax, quantitative imaging and computer-aided detection. She holds a Bachelor of Science in Engineering from the University of Maryland, College Park and a Master of Science in Biomedical Engineering from Duke University. Dr. Wood also holds a Ph.D. from the Johns Hopkins Medical Institutions, School of Hygiene and Public Health. We believe Dr. Wood’s qualifications to serve on our Board include her expertise in the medical field and her knowledge of our markets.
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

Mr.
 R. Scott Areglado
served as the Company’s Chief Financial Officer since May 2019. From May 2011 until December 2018, Mr. Areglado served as Company’s Vice President and Corporate Controller, and from December 2018 to May 2019 and September to November 2016, he served as interim Chief Financial Officer. From 2005 to 2010, Mr. Areglado served as Vice President and Controller at AMICAS, Inc., a Nasdaq-listed image and information management solutions company serving the healthcare industry, where he led financial statement preparation and accounting operations for the company. Mr. Areglado has more than 25 years of experience in finance and accounting and was a licensed Certified Public Accountant from 1990 to 2007. Mr. Areglado received an M.B.A. degree from the Franklin W. Olin Graduate School of Business at Babson College and a Bachelor of Business Administration degree in Accounting from the University of Massachusetts, Amherst. Mr. Areglado resigned from his position as the Company’s Chief Financial Officer on March 30, 2021 effective as of May 4, 2021.
Mr.
 Jonathan Go
is the Company’s Chief Technology Officer. Mr. Go brings more than twenty five years of software development experience in the medical industry to iCAD. Prior to joining iCAD, Mr. Go served as Vice President of Engineering at Merge eMed, a provider of RIS/PACS solutions for imaging centers, specialty practices and hospitals. At Merge eMed, Mr. Go was responsible for software development, product management, testing, system integration and technical support for all of eMed’s products. Before joining Merge eMed, Mr. Go was Director of Engineering at Cedara Software in Toronto. Cedara Software is focused on the development of custom engineered software applications and development tools for medical imaging OEMs. At Cedara, Mr. Go built the workstation program, developing multiple specialty workstations that have been adopted by a large number of OEM partners. Mr. Go earned a Bachelor of Science in Electrical Engineering from the University of Michigan and a Master of Science in Electrical Engineering and Biomedical Engineering from the University of Toronto.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain of our officers and our directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2020, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.
Code of Ethics
We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained, on the Company’s website at
https://www.icadmed.com/assets/code-of-business-conduct-and-ethics2.pdf and without charge, upon written request, addressed to:
iCAD, Inc.
98 Spit Brook Road, Suite 100
Nashua, NH 03062
Attention: Corporate Secretary
Audit Committee and Audit Committee Financial Expert
Our Board of Directors maintains an Audit Committee which is composed of Mr. Dalton, Dr. Wood and Mr. Sassine, who serves as its chairman. Our Board has determined that each member of the Audit Committee meets the definition of an “Independent Director” under the applicable listing rules of the Nasdaq Capital Market and the rules and regulations of the SEC. The Board has also determined that Mr. Sassine qualifies as an “audit committee financial expert” under the rules and regulations of the SEC.

Item 11.	Executive Compensation .
Summary Compensation Table
The following table sets forth summary information relating to all compensation awarded to, earned by or paid to our named executive officers, or NEOs, for all services rendered in all capacities to us during the fiscal years noted below.

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)	Total ($)
Michael Klein (3)	2020	374,795	565,779	234,000	12,226	1,186,799
Chief Executive Officer	2019	400,000	—	95,370	—	495,370
Jonathan Go	2020	281,096	12,023	110,000	25,243	428,362
Chief Technology Officer	2019	299,077	45,250	135,000	26,769	506,096
Stacey Stevens	2020	302,647	14,563	150,000	32,180	499,227
President	2019	318,500	44,250	163,519	32,800	559,069

(1)
The amounts included in the “Option Awards” column represent the grant date fair value of the stock option awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020

(2)
In February 2021, the Compensation Committee reviewed the performance of the Company and its officers relative to predetermined goals established by the Compensation Committee under the 2020 Plan (described below) and determined that such goals had been met and accordingly, the Board approved the payment of bonuses treated as compensation for the year ended December 31, 2020. For Mr. Klein, 50% was paid in cash and the remaining 50% paid in the form of stock options. For Ms. Stevens and Mr. Go, 75% was paid in cash and the remaining 25% paid in the form of stock options. Such bonuses, attributable to performance for the year ended December 31, 2020, and reflected in the Summary Compensation Table above, were awarded as follows: Mr. Klein was awarded $234,000, with $117,000 of such amount paid in stock options granted on February 15, 2021; Ms. Stevens was awarded $150,000, with $37,500 of such amount paid in stock options granted on February 15, 2021; and Mr. Go was awarded $110,000, with $27,500 of such amount paid in stock options granted on February 15, 2021. All options are exercisable within 6 months of the grant date at an exercise price of $18.00 per share. The option amounts included in the
“Non-Equity
Incentive Plan Compensation” column represent the grant date fair value of the stock option awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 6 of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.

(3)
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
×   No pension plans or other post-employment benefit plans
×   No severance multipliers in excess of 2x pay
×   No hedging or pledging of Company stock
×   No option repricing without stockholder approval, or option backdating

✓	Consulted an independent proxy solicitor in 2021
✓	Conduct an annual risk assessment of our pay practices
✓	Solicit stockholder input and incorporate feedback into decision-making process
✓	Generally use a “double-trigger” for accelerated equity vesting upon a change in control for current named executive officers
✓	Clawback policy for executive officers
✓	Stock ownership guidelines for executive officers and non-employee directors
✓	Insider trading policy prohibits directors, senior executives and other employees from trading in Company stock during blackout periods and while in possession of material non-public information.

How We Determine NEO Compensation
Role of the Compensation Committee
. All compensation for our named executive officers is reviewed and recommended to the Board by the Compensation Committee, which is composed only of independent directors. The Compensation Committee is responsible for reviewing the performance and establishing the total compensation of our named executive officers on an annual basis. The Compensation Committee discusses compensation matters as part of regularly scheduled meetings.
Role of our Chief Executive Officer
. Our Chief Executive Officer annually makes recommendations to the Compensation Committee regarding base salary, non-equity
incentive plan compensation and equity awards for himself and the other named executive officers. Such recommendations are considered by the Compensation Committee; however, the Compensation Committee retains full discretion and authority over the final compensation decisions for the named executive officers, subject to approval by the Board.
Role of our Independent Compensation Consultant
. The Compensation Committee has the authority to engage independent compensation consultants. The Compensation Committee has in the past, and may in the future, directly commission compensation studies from such consultants to provide benchmark and other data to be used by the Compensation Committee in determining the compensation and benefits for the named executive officers.
During 2019 and 2020, the Compensation Committee engaged Pearl Meyer & Partners, or Pearl Meyer, an independent compensation consultant, for general executive compensation support. Pearl Meyer also assisted with benchmarking non-employee
director compensation, planning for our stock pool refresh proposal, and developing and enhancing our proxy disclosures. In 2021, the Compensation Committee also engaged Kingsdale Shareholder Services, U.S., an independent consultant, for special advisory and proxy solicitation services.
Annual Bonus
(Non-Equity
Incentive Compensation)
Annually, the Compensation Committee establishes a
non-equity
incentive compensation plan as a tool to incentivize the named executive officers to achieve certain Company goals for the forthcoming fiscal year. In 2020 and 2021, the Compensation Committee established a non-equity
incentive compensation plan for 2020, or the 2020 Plan, intended to incentivize the named executive officers to achieve corporate goals and targets. Under the 2020 Plan, upon the Company achieving pre-determined
revenue and adjusted EBITDA targets, or the Targets, each named executive officer is entitled to receive the percentage of their target bonus amount, which is 50% based on the Targets and 50% based on personal performance targets for each named executive officer. The 2020 Plan allows bonus payments that can exceed 100% of each named executive officer’s target bonus amount if performance targets are exceeded by pre-determined
amounts and in the discretion of the Compensation Committee and the Board.
The Compensation Committee allocated up to $262,500 for payment of bonuses in cash to the named executive officers other than the Chief Executive Officer, and up to $117,000 in cash for the Chief Executive Officer. The 2020 Plan also provides for the payment of up to $840,000 in performance-based bonuses to employees of the Company other than the named executive officers. Subject to certain conditions, including the Company maintaining a cash balance above an agreed-upon level, the bonus pool for executive and non-executive
employees may be increased to $1.15 million, in the discretion of the Compensation Committee and the Board. In addition, the Board may exercise its discretion to reduce any amounts that might be payable to one or all officers.
In February 2021, the Compensation Committee reviewed the Company’s actual performance relative to the Targets, determined that the Targets had been met, and recommended to the Board the payment of bonuses under the 2020 Plan. In February 2021, Board approved the payment of bonuses as compensation for the year ended December 31, 2020, a portion of which was paid in cash and a portion paid in the form of stock options. Such bonuses, attributable to performance for the year ended December 31, 2020, were awarded as follows: Mr. Klein was awarded $117,000 in cash, with stock options to purchase up to 13,982 shares of common stock granted on February 15, 2021; Ms. Stevens was awarded $112,500 in cash, with stock options to purchase up to 4,481 shares of common stock granted on February 15, 2021; and Mr. Go was awarded $82,500 in cash, with stock options to purchase up to 3,286 shares of common stock granted on February 15, 2021. All options are subject to a 6 month vesting period from the grant date and were granted at an exercise price of $18.00 per share.

In addition, in February 2021 and not treated as compensation for the year ended December 31, 2020, the Compensation Committee granted Mr. Klein stock options to purchase up to 118,000 shares of common stock, Ms. Stevens stock options to purchase up to 55,000 shares of common stock and Mr. Go stock options to purchase up to 40,000 shares of common stock, vesting in three equal annual installments from the grant date at an exercise price of $18.00 per share. An aggregate of 118,500 shares exercisable under the options granted with the three year vesting period are subject to the stockholder approval of an amendment to the Company’s 2016 Stock Incentive Plan, as amended, or the Plan, to increase the number of shares of common stock available to Plan participants thereunder from 2,600,000 shares to 4,700,000 shares to be voted upon at the Company’s 2021 annual meeting of stockholders, or the Plan Amendment Proposal. In April 2021, the Compensation Committee recommended, and the Board approved, an additional award to Mr. Klein of stock options to purchase up to 80,000 shares of common stock, vesting in three equal annual installments from the grant date at an exercise price of $17.55 per share, subject to approval of the Plan Amendment Proposal.
2020 Director Compensation Table*

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Stock Awards ($)	Total ($)
Nathaniel Dalton	—	193,551	—	193,551
Dr. Rakesh Patel	—	148,408	—	148,408
Andy Sassine	—	153,908	—	153,908
Susan Wood	—	153,033	—	153,033

1)
The amounts included in the “Option Awards” column represents the grant date fair value of the stock option awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 6 to our Consolidated financial statements on Form
10-K
for the fiscal year ended December 31, 2020. Option awards for 2020 include awards to directors in lieu of cash compensation for 2020.

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
For fiscal 2020, annual cash compensation for
non-employee
directors was $35,000 and $65,000 for the chairman of the board. Additional retainers for each non-employee
director who served on one or more board committees in 2020 were as follows:

	Member	Chair
Audit Committee	$9,500	$19,000
Compensation Committee	$7,000	$14,000
Nominating and Governance Committee	$4,500	$9,000
Strategy Committee	$5,000	$10,000
Lead Independent Director	$—	$20,000
Annual cash compensation for
non-employee
directors is currently the same for fiscal 2021.
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

Such restricted stock is fully vested and such stock options are fully exercisable at the time of grant. For 2020, all directors elected to receive their compensation in the form of stock options.
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
Outstanding Equity Awards at December 31, 2020
The following table sets forth information regarding unexercised options and unvested stock awards outstanding at December 31, 2020 for each of our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Michael Klein	559,809	—	2.89	11/16/2028	—	—
	36,667	73,333	8.77	01/13/2030	—	—
	20,125	—	8.96	04/17/2030	—	—
	31,890	—	12.84	05/07/2030	—	—

Stacey Stevens	235	—	6.68	06/19/2024	9,166	120,991
	25,000	—	9.00	02/05/2025	—	—
	8,333	16,667	4.38	03/25/2029	—	—
	23,175	—	12.84	05/07/2030	—	—

Jonathan Go	20,000	—	5.75	3/29/2021	—	—
	30,000	—	3.15	11/10/2021	—	—
	20,000	—	2.90	2/7/2022	—	—
	45,000	—	2.27	9/25/2022	—	—
	10,000	—	6.68	6/19/2024	—	—
	12,500	—	9.00	2/5/2025	—	—
	8,333	16,667	4.37	1/15/2029	—	—
	19,134	—	12.84	05/07/2030	—	—

(1)
Represents outstanding and unvested awards of time-vested restricted stock at December 31, 2020. All unvested restricted stock awards set forth in this column vest in three equal annual installments with the first installment vesting on the first anniversary of the date of grant.

(2)	Calculated by multiplying the closing price per share of the Company’s Common Stock on December 31, 2020, $13.20, by the number of shares subject to the award.
Employment Agreements and Severance and Change in Control Agreements
A summary of the current employment agreements for the named executive officers appears below. The employment agreements provide for minimum annual salaries and performance-based annual bonus compensation as defined in their respective agreements. In addition, the employment agreements provide that if employment is terminated without cause, the executive will receive an amount equal to their respective base salary then in effect, for Mr. Klein, 15 months, or upon a change in control, 24 months, or for other key executives, 12 months, or upon a change in control, 18 months.
Mr.
 Michael Klein, our Executive Chairman and Chief Executive Officer
.
On January 13, 2020, the Company entered into an employment agreement, or the Klein Agreement, with Mr. Klein to serve as Executive Chairman and Chief Executive Officer of the Company. Pursuant to the agreement, Mr. Klein’s compensation consists of an annual base salary of $400,000, and a target annual incentive bonus of 65% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee. In April 2021, the Compensation Committee recommended, and the Board approved, an increase of Mr. Klein’s annual base salary to $483,000 and a target incentive bonus of 85% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee.

Mr. Klein is also entitled to customary benefits, including participation in employee benefit plans. Mr. Klein’s employment agreement provides that if his employment is terminated without “cause” or if he terminates his employment for “good reason” (as such terms are defined in Mr. Klein’s employment agreement), in each case while he serves as Chief Executive Officer, then: (i) he will continue to receive an amount equal to his base salary for the 15 month period from the date of his termination; (ii) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination; and (iii) he will receive continued health benefits for 15 months.
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
On May 26, 2020, the Klein Agreement was amended. The amendments were not substantive to the terms of the Klein Agreement, provided no change to the economics of the Klein Agreement and were made to align certain procedural language in the termination provisions of the Klein Agreement, primarily relating to the Discretionary Bonus (as defined therein), with those of the new employment agreements of our executives described below. In addition, 1/3 of the 80,000 stock options granted to Mr. Klein in April 2021 will immediately vest and become exercisable in the event of a “change in control” or termination of Mr. Klein’s employment without “cause”.
Ms.
 Stacey Stevens, our President
.
On May 26, 2020, the Company entered into an employment agreement with Ms. Stevens that replaced and terminated her prior agreements, including the Change of Control Bonus Agreement entered into in October 2015. Pursuant to the agreement, Ms. Stevens serves as President and her compensation consists of an annual base salary of $323,000, a non-bonus
eligible salary of $13,800 and a target annual incentive bonus of 45% of her base salary if the Company achieves goals and objectives determined by the Compensation Committee. In February 2021, the Compensation Committee recommended, and the Board approved an increase of Ms. Stevens annual base salary to $360,000 and a target annual incentive bonus of 45% of her base salary if the Company achieves goals and objectives determined by the Compensation Committee.
Ms. Stevens is also entitled to customary benefits, including participation in employee benefit plans. Ms. Stevens’ employment agreement provides that if her employment is terminated without “cause” or if she terminates her employment for “good reason” (as such terms are defined in Ms. Stevens employment agreement), in each case while she serves as President, then: (i) she will continue to receive an amount equal to her base salary for the 12 month period from the date of her termination; (ii) she will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of her termination; and (iii) she will receive continued health benefits for 12 months.
In the event that within 6 months of a “change in control” Ms. Stevens’ employment is terminated by the Company without “cause” while she serves as President, then (i) she will continue to receive an amount equal to her base salary for the period of 18 months from the date of her termination; (ii) she will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of her termination, and (iii) all unvested stock options and other equity awards granted by the Company will immediately vest and become exercisable and will remain exercisable for not less than 180 days thereafter.

Mr.
 Jonathan Go, our Chief Technology Officer
.
On May 26, 2020, the Company entered into an employment agreement with Jonathan Go. Pursuant to the agreement, Mr. Go serves as Chief Technology Officer and his compensation consists of an annual base salary of $300,000, a non-bonus
eligible salary of $10,200, and a target annual incentive bonus of 40% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee. In February 2021, the Compensation Committee recommended, and the Board approved an increase of Mr. Go’s annual base salary to $318,000 and a target annual incentive bonus of 45% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee.
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
The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 20, 2021 by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) each of our executive officers and directors as a group. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 98 Spit Brook Road, Suite 100, Nashua, New Hampshire 03062.

Name of Beneficial Owner	Beneficially Owned (1)(2)(3)	Percentage of Class
Michael Klein	674,823	2.6%
Nathaniel Dalton	236,943	*
Dr. Rakesh Patel	206,239	*
Andy Sassine	1,433,234	5.7%
Dr. Susan Wood	127,538	*
Stacey Stevens	216,866	* %
Jonathan Go	294,736	1.2%
All current executive officers and directors as a group (8 persons) (4)	3,291,517	12.5%
Portolan Capital Management, LLC(5)	1,161,199	5.1%
BlackRock, Inc.(6)	1,452,196	6.3%

(1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 20, 2021, upon (i) the exercise of options; (ii) vesting of restricted stock; (iii) warrants or rights; (iv) through the conversion of a security; (v) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (vi) pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 20, 2021, have been exercised.

(2)	Unless otherwise noted, we believe that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.
(3)	Includes exercisable and vested options to purchase shares of common stock as follows:

Name of Beneficial Owner	Exercisable Options
Michael Klein	648,491
Dr. Rakesh Patel	144,022
Andrew Sassine	118,352
Dr. Susan Wood	124,904
Stacey Stevens	65,078
Jonathan Go	173,301
Nathaniel Dalton	59,896

(4)	Includes securities beneficially owned by R. Scott Areglado, the Company’s Chief Financial Officer, including 64,227 exercisable options.
(5)
Solely based on the Company’s review of filings made on Schedule 13G with the SEC, as of February 12, 2021, 1,161,199 shares of common stock are beneficially owned (i) directly by Portolan Capital Management, LLC, a registered investment adviser, in its capacity as investment manager for various clients, and (ii) indirectly by George McCabe, the Manager of Portolan Capital Management, LLC. The address of Portolan Capital Management, LLC is 2 International Place, FL 26, Boston, MA 02110.

(6)
Solely based on the Company’s review of filings made on Schedule 13G with the SEC, as of February 2, 2021, 1,452,196 shares of common stock are beneficially owned by BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company of various subsidiaries under Rule
13d-1(b)(1)(ii)(G).
In its capacity as a parent holding company or control person, BlackRock has sole voting power with respect to 1,442,823 shares and sole dispositive power with respect to 1,452,196 shares which are held by the following of its subsidiaries: BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., and BlackRock Investment Management, LLC. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.

Equity Compensation Plans
The following information is provided as of December 31, 2020 with respect to our equity compensation plans:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,898,673	$5.91	462,218
Equity compensation plans not approved by security holders	0	$0.00	0

Total	1,898,673	$5.91	462,218

Item 13.	Certain Relationships and Related Transactions, and Director Independence .
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
Other than as set forth below, during the year ended December 31, 2020 there were no transactions with related parties requiring approval of the Audit Committee as described above:

•
Dr. Rakesh Patel is a principal of TME Consulting LLC (“TME”), a medical consulting firm. During the year ended December 31, 2020, the Company furnished to TME an aggregate of $125,000 in connection with various consulting services provided by TME to the Company. All TME services are provided by physicians who are members of TME’s network, on an hourly basis, and consulting fees are furnished to the individual physicians providing such services. As such, Dr. Patel received no direct interest in any such fees payable by the Company to TME.

Director Independence
The Board has determined all of its members other than Mr. Klein meet the director independence requirements under the applicable listing rules of the Nasdaq Capital Market and the rules and regulations of the SEC.

Item 14.	Principal Accounting Fees and Services .
Aggregate fees for professional services rendered for the Company by BDO, its independent registered public accounting firm, as of or for the fiscal years ended December 31, 2020 and 2019 were:

	Fiscal Year Ended
Services Rendered(1)	December 31, 2020	December 31, 2019
Audit Fees	$464,735	$482,745
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$464,735	$482,745

(1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years.
Audit fees for the fiscal years ended December 31, 2020 and 2019 relate to professional services rendered for the audits of our financial statements, quarterly reviews, issuance of consents, and assistance with review of documents filed with the SEC.
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
pre-approved
all of the audit services provided by BDO to us during the fiscal years ended December 31, 2020 and 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules .
iii. Exhibits – the following documents are filed as exhibits to this Annual Report on Form
10-K:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

iCAD, Inc.

Date: April 30, 2021	By:	/s/ Michael Klein
Michael Klein
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: April 30, 2021	By:	/s/ R. Scott Areglado
R. Scott Areglado
Chief Financial Officer (Principal Financial and Accounting Officer)