Form 10-Q
period 2021-03-31
ICAD INC
filed 2021-05-04
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange Act)    YES  ☐    NO  ☒.
As of the close of business on
April 30, 2021
, there were

24,983,491 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except for share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$46,907	$27,186
Trade accounts receivable, net of allowance for doubtful accounts of $111 in 2021 and $111 in 2020	10,649	10,027
Inventory, net	2,498	3,144
Prepaid expenses and other current assets	2,188	1,945

Total current assets	62,242	42,302

Property and equipment, net of accumulated depreciation of $6,854 in 2021 and $6,778 in 2020	930	744
Operating lease assets	1,565	1,758
Other assets	1,564	1,527
Intangible assets, net of accumulated amortization of $8,552 in 2021 and $8,494 in 2020	831	889
Goodwill	8,362	8,362

Total assets	$75,494	$55,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,251	$2,869
Accrued and other expenses	5,819	7,039
Notes payable - current portion	269	—
Lease payable - current portion	847	726
Deferred revenue	5,957	6,117

Total current liabilities	14,143	16,751

Lease payable, long-term portion	860	1,075
Notes payable, long-term portion	6,703	6,960
Deferred revenue, long-term portion	420	267
Deferred tax	4	4

Total liabilities	22,130	25,057

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued .	—	—
Common stock, $0.01 par value: authorized 30,000,000 shares; issued 25,143,432 a s of March 31, 2021 and 23,693,735 as of December 31, 2020 .
Outstanding 24,957,601 as of March 31, 2021 and 23,508,575 as of December 31, 2020 .	251	236
Additional paid-in capital	298,106	273,639
Accumulated deficit	(243,578)	(241,935)
Treasury stock at cost, 185,831 shares in 2021 and 2020	(1,415)	(1,415)

Total stockholders’ equity	53,364	30,525

Total liabilities and stockholders’ equity	$75,494	$55,582

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands except for per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Products	$5,557	$3,795
Service and supplies	3,087	2,756

Total revenue	8,644	6,551

Cost of revenue:
Products	1,409	1,017
Service and supplies	867	927
Amortization and depreciation	79	97

Total cost of revenue	2,355	2,041

Gross profit	6,289	4,510

Operating expenses:
Engineering and product development	2,192	2,211
Marketing and sales	3,424	3,608
General and administrative	2,151	2,532
Amortization and depreciation	55	52

Total operating expenses	7,822	8,403

Loss from operations	(1,533)	(3,893)

Interest expense	(112)	(130)
Other income	2	42
Loss on extinguishment of debt	—	(341)
Loss on fair value of convertible debentures	—	(7,464)

Other expense, net	(110)	(7,893)
Loss before income tax expense	(1,643)	(11,786)

Tax expense	—	(26)

Net loss and comprehensive loss	$(1,643)	$(11,812)

Net loss per share:
Basic	$(0.07)	$(0.59)

Diluted	$(0.07)	$(0.59)

Weighted average number of shares used in computing loss per share:
Basic	23,929	20,175

Diluted	23,929	20,175

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2021	2020
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,643)	$(11,812)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	58	78
Depreciation	76	71
Bad debt provision	—	119
Stock-based compensation	935	464
Amortization of debt discount and debt costs	12	40
Loss on extinguishment of debt	—	341
Deferred tax expense	—	1
Change in fair value of convertible debentures	—	7,464
Changes in operating assets and liabilities:
Accounts receivable	(622)	2,610
Inventory	647	149
Prepaid and other assets	(89)	(72)
Accounts payable	(1,617)	(317)
Accrued expenses	(1,313)	(439)
Deferred revenue	(7)	(113)

Total adjustments	(1,920)	10,396

Net cash used for operating activities	(3,563)	(1,416)

Cash flow from investing activities:
Additions to patents, technology and other	—	(1)
Additions to property and equipment	(262)	(155)

Net cash used for investing activities	(262)	(156)

Cash flow from financing activities:
Issuance of common stock pursuant to stock option plans	270	196
Issuance of common stock pursuant to Employee Stock Purchase Plan	47	—
Proceeds from issuance of common stock, net	23,229	—
Principal repayment of debt financing	—	(4,638)
Repayment on line of credit	—	(2,000)
Proceeds from notes payable	—	7,000
Debt issuance costs	—	(43)

Net cash provided by financing activities	23,546	515

Increase (decrease ) in cash and equivalents	19,721	(1,057)
Cash and cash equivalents, beginning of period	27,186	15,313

Cash and cash equivalents, end of period	$46,907	$14,256

Supplemental disclosure of cash flow information:
Interest paid	$92	$122

Taxes paid	$—	$26

Issuance of common stock upon conversion of debentures	—	21,164

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$69

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Stockholders’ Equity Year to Date
(In thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2020	23,694,406	$236	$273,639	$(241,935)	(1,415)	$30,525
Issuance of common stock relative to vesting of restricted stock	20,000	—	—	—	—	—
Issuance of common stock, net	1,393,738	14	23,215	—	—	23,229
Issuance of common stock pursuant to stock option plans	28,934	1	270	—	—	271
Issuance of common stock pursuant Employee Stock Purchase Plan	6,354	—	47	—	—	47
Stock-based compensation	—	—	935	—	—	935
Net loss	—	—	—	(1,643)	—	(1,643)
Balance at March 31, 2021	25,143,432	$251	$298,106	$(243,578)	$(1,415)	$53,364
Consolidated Statements of Stockholders’ Equity Quarter to Date
(In thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2019	19,546,151	$196	$230,615	$(224,325)	$(1,415)	$5,071
Issuance of common stock relative to vesting of restricted stock	23,500	—	—	—	—	—
Issuance of common stock pursuant to stock option plans	36,799	1	195	—	—	196
Issuance of stock upon conversion of Debentures	1,819,466	18	21,146	—	—	21,164
Stock-based compensation			464			464
Net loss	—	—	—	(11,812)	—	(11,812)

Balance at March 31, 2020	21,425,916	$215	$252,420	$(236,137)	$(1,415)	$15,083

Notes to Condensed Consolidated Financial Statements:
Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (together “iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2021, the results of operations of the Company for the three -month periods ended March 31, 2021 and 2020, cash flows of the Company for the three-month periods ended March 31, 2021 and 2020, and stockholders’ equity for the Company for the three-month periods ended March 31, 2021 and 2020.
Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on March 15, 2020, as amended on April 30, 2021. The results for the three -month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.
Segments
The Company reports the results of two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of advanced image analysis and workflow products. The Therapy segment consists of radiation therapy (“Axxent”) products.
Risk and Uncertainty
On March 12, 2020, the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of the
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, imposed unprecedented restrictions on travel, and there have been business closures and reductions in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, the Company’s operations have been materially affected in part due to stay-at-home
and social distancing orders as well as uncertainty in the market. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on the Company’s operations and on the global economy as a whole.

It is currently not possible to predict the duration of the pandemic or the time needed for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. Although the United States and other countries have made significant progress related to vaccinating significant portions of their populations, the efficacy of each individual vaccine against the multiple strains of the
COVID-19
virus is unknown. Moreover, a new “wave” of
COVID-19
cases may exacerbate the increased levels of market disruption and volatility seen in the recent past will have an adverse effect on the Company’s ability to access capital, on its business, results of operations and financial condition, and on the market price of its common stock.
The Company’s results for the quarter ending March 31, 2021 reflect a negative impact from the
COVID-19
pandemic due to some healthcare facilities’ additional focus on
COVID-19.
Although the Company does not provide guidance to investors relating to its future results of operations, its results for the quarter ending June 30, 2021, and possibly future quarters, could reflect a continued negative impact from the
COVID-19
pandemic for similar reasons. The duration and severity of the pandemic is unknown, and so the continued effect on the Company’s results over the long term is uncertain.
Although the Company did not experience any material impact to trade accounts receivable losses in the quarter ended March 31, 2021, the Company’s exposure may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current
COVID-19
pandemic, or other customer-specific factors. The Company has not historically experienced significant trade account receivable losses, but it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as hospitals’ cash flows are impacted by their response to the
COVID-19
pandemic.
Recently Adopted Accounting Pronouncements
There are no significant recently adopted accounting pronouncements. For a full list of the Company’s response to all relevant recent accounting pronouncements, please refer to Note 13 below.

Revenue Recognition
Revenue is recognized wh
e
n a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these goods or services and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.
Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel, reconciled to its reportable segments (in thousands).

	Three months ended March 31, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$4,161	$2,103	$6,264
Service contracts	1,558	340	1,898
Supply and source usage agreements	—	481	481
Professional services	—	1	1

	$5,719	$2,925	$8,644
Timing of Revenue Recognition
Goods transferred at a point in time	$4,161	$2,104	$6,265
Services transferred over time	1,558	821	2,379

	$5,719	$2,925	$8,644
Sales Channels
Direct sales force	$3,875	$674	$4,549
OEM partners	1,844	—	1,844
Channel partners	—	2,251	2,251

	$5,719	$2,925	$8,644

	Three months ended March 31, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,100	$1,346	$4,446
Service contracts	1,347	347	1,694
Supply and source usage agreements	—	371	371
Professional services	—	11	11
Other	29	—	29

	$4,476	$2,075	$6,551
Timing of Revenue Recognition
Goods transferred at a point in time	$3,129	$1,383	$4,512
Services transferred over time	1,347	692	2,039

	$4,476	$2,075	$6,551
Sales Channels
Direct sales force	$2,172	$1,469	$3,641
OEM partners	2,304	—	2,304
Channel partners	—	606	606

	$4,476	$2,075	$6,551

Products.
Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators (including disposable applicators) and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.
Service Contracts.
The Company sells service contracts in which it provides professional services, including product installations, maintenance, training, and service repairs, and in certain cases leases equipment, to hospitals, imaging centers, radiology practices, radiation oncologists and treatment centers. These contracts represent separate performance obligations to the Company. The Company allocates revenue to each performance obligation based on the Standalone Selling Price (“SSP”). Revenue for lease and non-lease
components, or the entire arrangement when accounted for under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), is recognized on a straight-line basis over the term of the agreement. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.
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
Other.
Other revenue consists primarily of miscellaneous products and services. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer or the installation services are performed.
Contract Balances
Contract liabilities are a component of deferred revenue, current contract assets are a component of prepaid and other assets and non-current
contract assets are a component of other assets. The following table provides information about receivables, current and non-current
contract assets, and contract liabilities from contracts with customers (in thousands).
Contract balances

	Balance at March 31, 2021	Balance at December 31, 2020
Receivables, which are included in ‘Trade accounts receivable’	$10,649	$10,027
Current contract assets, which are included in “Prepaid and other assets”	701	481
Non-current contract assets, which are included in “other assets”	1,478	1,434
Contract liabilities, which are included in “Deferred revenue”	6,377	6,384
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
The Company’s accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $10.6 million and $10.0 million as of March 31, 2021 and December 31, 2020, respectively.
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

Contract liabilities, or deferred revenue from contracts with customers, is primarily composed of fees related to long-term service arrangements, which are generally billed in advance. Deferred revenue also includes payments for installation and training that has not yet been completed and other offerings for which the Company has been paid in advance and earn the revenue when it transfers control of the product or service. The balance of deferred revenue at March 31, 2021 and December 31, 2020 is as follows (in thousands):

Contract liabilities	March 31, 2021	December 31, 2020
Short term	$5,957	$6,117
Long term	420	267

Total	$6,377	$6,384

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Three Months Ended March 31, 2021
Balance at beginning of period	$6,384
Deferral of revenue	3,259
Recognition of deferred revenue	(3,266)

Balance at end of period	$6,377

Note 2 – Net Loss per Common Share
The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.
A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(1,643)	$(11,812)

Shares used in the calculation of basic and diluted net loss per share	23,929	20,175

Diluted shares used in the calculation of net loss per share	23,929	20,175

Net loss per share - basic and diluted	$(0.07)	$(0.59)

The shares of the Company’s common stock issuable upon the exercise of convertible securities, stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	As of
	March 31,
	2021	2020

Stock options	2,246,776	1,747,363
Restricted stock	31,654	74,492

Total	2,278,430	1,821,855

Note 3 – Inventory
Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in,
first-out
method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. Inventory consisted of the following (in thousands) and includes an inventory reserve of approximately $0.2 million for both periods ended March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Raw materials	$1,305	$1,538
Work in process	194	76
Finished Goods	1,238	1,774

Inventory Gross	2,737	3,388
Inventory Reserve	(239)	(244)

Inventory Net	$2,498	$3,144

Note 4 – Financing Arrangements
(a) Loan and Security Agreement – Western Alliance Bank
On March 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank (the “Bank”) that provided an initial term loan (“Term Loan”) facility of $7.0 million and a $5.0 million revolving line of credit.
The Loan Agreement was amended effective June 16, 2020. The Loan Agreement, as amended, requires the Company to either (i) meet a minimum revenue covenant based on certain testing periods (to be agreed upon and set in good faith by the Company and the Bank) or (ii) maintain a ratio of unrestricted cash at the Bank to aggregate indebtedness owed to the Bank of at least 1.25 to 1.00 (the “Unrestricted Cash Covenant”). In accordance with the amendment, the Company and the Bank agreed that if there is not
a
minimum
revenue covenant in place, the Company shall, at all times, be required to comply with the Unrestricted Cash Covenant. As of March 31, 2021, the Company was in compliance with the Unrestricted Cash Covenant
.
If at any point the Company is not in compliance with certain covenants under the Loan Agreement and is unable to obtain an amendment or waiver, such noncompliance may result in an event of default under the Loan Agreement, which could permit acceleration of the outstanding indebtedness and require the Company to repay such indebtedness before the scheduled due date. The Company was required, periodically in the past, to seek modifications from its prior lender to avoid non-compliance
with its earlier covenants.
Interest in arrears on the Term Loan began to be repaid on April 1, 2020 and will continue to be paid on the first of each successive month thereafter until the principal repayment starts. Commencing on the principal repayment date March 1, 2022 and continuing on the first day of each month thereafter, the Company will make equal monthly payments of principal, together with applicable interest in arrears, to the Bank. The interest rate is set at 1% above the Prime Rate, which is defined in the Loan Agreement as the greater of 4.25% or the Prime Rate published in the Money Rates section of the Western Edition of the Wall Street Journal. The Prime Rate as of March 31, 2020 was 3.25%.
The Company has the option to prepay all, but not less than all, of the Term Loan advanced by the Bank under the Loan Agreement. The Company prepayment is subject to payment of (1) all outstanding principal of the Term Loan plus accrued and unpaid interest thereon through the prepayment date, (2) the final payment ($122,500 or 1.75% of the original loan amount), (3) a 2% of principal if prepaid after March 30, 2021 but before June 30, 2022, or 1% of principal if prepaid after March 30, 2022) plus (4) all other obligations that are due and payable, including the Bank’s expenses and interest at the default rate with respect to any past due amounts.
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
The maturity date of the revolving loan is March 30, 2022 and there was no outstanding amount as of March 31, 2021.
On April 27, 2021, the Company repaid its obligations in the aggregate amount of $7,354,283 under and terminated the Loan Agreement with the Bank, and its collateral securing the facility was released.
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
In
M
arch
2020 the
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

The Company notes that the key inputs to the valuation models that were utilized to estimate the fair value of the Convertible Debentures included:

Input	December 31, 2019	February 21, 2020
Company’s stock price	$7.77	$11.64
Conversion price	4.00	4.00
Remaining term (years)	1.97	0.00
Equity volatility	49.00%	N/A
Risk free rate	1.57%	N/A
1 Probability of default event	0.45%	N/A
1 Utilization of Forced Conversion (if available)	100.00%	100.00%
1 Exercise of Default Redemption (if available)	100.00%	N/A
1 Effective discount rate	18.52%	N/A

1	Represents a Level 3 unobservable input, as defined in Note 8 - Fair Value Measurements, below.
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

In February 2020

t
he Company recorded a loss from the change in fair value of the Convertible Debentures of approximately $
7.5
 million for period through the Conversion Date which is described in the additional fair value disclosures related to the Convertible Debentures in Note
8
.
Upon the consummation of the forced conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity.
(d) Principal and Interest Payments Related to Financing Arrangements
Future principal, interest payments, and final payment related to the Loan Agreement are as follows (in thousands) as of March 31, 2021:

Fiscal Year	Amount Due
2021	281
2022	3,224
2023	3,636
2024	712

Total	$7,853
The following amounts are included in interest expense in the Company’s consolidated statement of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash interest expense	$92	$43
Interest on convertible debentures	—	49
Accrual of notes payable final payment	7	31
Amortization of debt costs	13	7

Total interest expense	$112	$130

Note 5 – Lease Commitments
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
ASC 842 includes a number of reassessment and
re-measurement
requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement
requirements and identified two lease modifications which are reflected in the table below showing the maturity of the Company’s lease liabilities as of March 31, 2021. This includes an extension of an operating lease for the facility leased by the Company in San Jose, California as well as some equipment. In addition, there were no impairment indicators identified during the quarter ended March 31, 2021 that required an impairment test for the Company’s right-of-use
assets or other long-lived assets in accordance with ASC 360 10 “Property Plant and Equipment” (“ASC 360”).
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease
components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to not separate its accounting of lease components and non-lease
components for real estate and equipment leases
.

Components of Leases:
The Company has leases for office space and office equipment. The leases have remaining lease terms ranging from less than one year to three years and three months as of March 31, 2021
.
The components of lease expense for the period are as follows (in thousands):

Lease Cost	Classification	Three Months Ended March 31, 2021

Operating lease cost - Right of Use Asset	Operating expenses	$217
Operating lease cost - Variable	Operating expenses	57
Finance lease costs
Amortization of leased assets	Amortization and depreciation	—
Interest on lease liabilities	Interest expense	—

Total		$274
Other information related to leases was as follows (in thousands):

Three Months Ended March 31, 2021

Cash paid from operating cash flows for operating leases	$118

As of March 31, 2021
Weighted-average remaining lease term of operating leases (in years)	1.96
Weighted-average discount rate for operating leases	5.5%

Maturity of the Company’s lease liabilities as of March 31, 2021 was as follows (in thousands):

Three Months Ended March 31, 2021:	Operating Leases
2021	692
2022	899
2023	211
2024	5

Total lease payments	1,807
Less: imputed interest	(100)

Total lease liabilities	1,707
Less: current portion of lease liabilities	(847)

Long-term lease liabilities	$860

Note 6 – Stockholders Equity
(a) Financing Activity
On March 2, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC, as representative of the several underwriters thereto, in connection with an underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share. The Offering closed on March 5, 2021 for gross proceeds of approximately $25.1 million and net proceeds of approximately $23.2 million to the Company.
(b) Stock-Based Compensation
The Company granted options to purchase 428,938 shares of the Company’s stock during the three months ended March 31, 2021. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	March 31,
	2021	2020
Average risk-free interest rate	0.20%	1.24%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	66.0% to 66.0%	50.2% to 64.0%
Weighted average exercise price	$18.00	$8.26
Weighted average fair value	$8.37	$3.19

	Three Months Ended
	March 31,
	2021	2020
Cost of revenue	$14	$1
Engineering and product development	149	54
Marketing and sales	353	58
General and administrative	419	351

	$935	$464

As of March 31, 2021, unrecognized compensation cost (in thousands) related to unvested options and unvested restricted stock and the weighted average term of such equity instruments is as follows:

Remaining expense	$3,823
Weighted average term	1.26
The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date.
The Company granted 22,488 and 0 shares of restricted stock during the three-month period ended March 31, 2021 and 2020, respectively.
The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	As of
	March 31,
Aggregate intrinsic value	2021	2020
Stock options	$29,305	$2,273
Restricted stock	672	1,396
The Company issued 48,934 shares of common stock upon the exercise of outstanding stock options in the three-month periods ended March 31, 2021. The Company received cash proceeds of approximately $271,000 in the three -month period ended March 31, 2021. The intrinsic value of restricted shares that vested in the three months ended March 31, 2021 was $0.3 million.
 There were
20,000 restricted shares
that
vested in the three months ended March 31, 2021.
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

Any eligible employee can enroll in the ESPP as of the beginning of a respective quarterly accumulation period. Employees who participate in the ESPP may purchase shares by authorizing payroll deductions of up to
15
% of their base compensation during an accumulation period. Unless the participating employee withdraws from participation, accumulated payroll deductions are used to purchase shares of common stock on the last business day of the accumulation period (the “Purchase Date”) at a price equal to
85
% of the lower of the fair market value on (i) the Purchase Date or (ii) the first day of such accumulation period. Under applicable tax rules, no employee may purchase more than $
25,000
worth of common stock, valued at the start of the purchase period, under the ESPP in any calendar year.
The Company issued 6,354 shares under the ESPP in the three -month period ended March 31, 2021. The Company recorded approximately $
27,000

of stock-based compensation expense pursuant to ESPP for the three-month period ended March 31, 2021. The next accumulation period under the ESPP commenced on January 31, 2021 and ended on March 31, 2021, and the related shares purchased by the participants were issued in April 2021. As of March 31, 2021, the Company recorded a liability of $
82,000
related to employee withholdings in connection with the ESPP accumulation period ended March 31, 2021, which was included as a component of accrued expenses and other current liabilities.
Note 7 – Commitments and Contingencies
Other Commitments
The Company is obligated to pay approximately $4.1 million for firm purchase obligations to suppliers for future product and service deliverables and $0.5 million for minimum royalty obligations.
Litigation
In December 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Invivo Corporation (“Invivo”). In accordance with the Asset Purchase Agreement, the Company sold to Invivo all right, title and interest to certain intellectual property relating to the Company’s VersaVue Software and DynaCAD product and related assets for $3.2 million. The Company closed the transaction on January 30, 2017 less a holdback reserve of $350,000
(the “Escrowed Amount”) for net proceeds of approximately
 $2.9 million.
On September 5, 2018, third-party Yeda Research and Development Company Ltd. (“Yeda”), filed a complaint (the “Complaint”) against the Company and Invivo in the United States District Court for the Southern District of New York, captioned Yeda Research and Development Company Ltd. v. iCAD, Inc. and Invivo Corporation, Case No. 1:18-cv-08083-GBD, related to the Company’s sale of the VersaVue software and DynaCAD product under the Asset Purchase Agreement. Yeda alleged, among other things, that the Company infringed upon Yeda’s source code, which was originally licensed to the Company, by using it in the products that the Company sold to Invivo and that it is entitled to damages that could include, among other things, profits relating to the sales of these products On April 13, 2021, the Company and Yeda entered into a Settlement and Release Agreement (the “Settlement Agreement”) whereby the Company furnished to Yeda a one-time cash payment of
$85,000
and received a full, non-conditional release from Yeda of any and all claims related to the Complaint and the subject of the Complaint. Neither the Company nor Invivo acknowledged any wrongdoing at any point in connection with the Complaint or the subject matter thereof. The Escrowed Amount was reserved, in part, to cover any legal expenses related to the Asset Purchase Agreement and the transactions contemplated therein. The remaining balance of the Escrowed Amount following such expenses is due and payable to the Company in accordance with the terms of the Asset Purchase Agreement. However, the Company is unaware of the amount Invivo may claim it is entitled to of the Escrowed Amount, if any, under the Asset Purchase Agreement.
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

2
3

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

Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$27,186	—	—	$27,186

Total Assets	$27,186	—	—	$27,186

Fair Value Measurements (in thousands) as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$46,907	—	—	$46,907

Total Assets	$46,907	—	—	$46,907

2
4

Note 9 - Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act was enacted on March 27, 2020 and did not have a material impact on the Company’s provision for income taxes for the three months ended March 31, 2021.
The Company recorded an income tax provision of $0 for the three months ended March 31, 2021, and $26,000 for the three months ended March 31, 2020.

The Company adopted ASU
2019-12
as of January 1, 2021, in accordance with this provision
non-income
and state franchise taxes are now classified as a component of operating expenses in General and Administrative expense. Income based tax expense will continue to be recognized as tax expense in the Consolidated Financial Statements. Tax expense for three months ended March 31, 2020 represent non-income
and state franchise tax, however the expense was not reclassified to operating expenses in accordance with ASU
2019-12.
The Company had no material unrecognized tax benefits and a deferred tax liability of approximately $4,000 related to tax amortizable goodwill. No other adjustments were required under ASC 740, “Income Taxes.” The Company does not expect that its unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2021.
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
Note 10 - Goodwill
The Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying value. There were no impairment indicators present as of March 31, 2021.
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

2
5

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

2
6

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Consolidated reporting unit	Detection	Therapy	Total

Accumulated Goodwill	$47,937	$—	$—	$47,937
Accumulated impairment	(26,828)	—	—	(26,828)
Fair value allocation	(21,109)	7,663	13,446	—
Acquisition of DermEbx and Radion	—	—	6,154	6,154
Acquisition measurement period adjustments	—	—	116	116
Acquisition of VuComp	—	1,093	—	1,093
Sale of MRI assets	—	(394)		(394)
Impairment	—	—	(19,716)	(19,716)

Balance at December 31, 2020 and March 31, 2021	—	8,362	—	8,362

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

The Company determined there were no such triggering events in the quarter ended March 31, 2021.
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

2
7

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
Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to US GAAP loss before income tax is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Segment revenues:

Detection	$5,719	$4,476
Therapy	2,925	2,075

Total Revenue	$8,644	$6,551

Segment gross profit:

Detection	$4,725	$3,467
Therapy	1,564	1,043

Segment gross profit	$6,289	$4,510

Segment operating income (loss):

Detection	$941	$(346)
Therapy	(312)	(1,006)

Segment operating income (loss)	$629	$(1,352)

General, administrative, depreciation and amortization expense	$(2,162)	$(2,541)
Interest expense	(112)	(130)
Other income	2	42
Loss on extinguishment of debt	—	(341)
Fair value of convertible debentures	—	(7,464)

Loss before income tax	$(1,643)	$(11,786)

Note 13 - Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standard Board (the “FASB”) issued ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU
2019-12”).
ASU
2019-12
is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify
US-GAAP
for other areas of Topic 740 by clarifying and amending existing guidance. ASU
2019-12
is effective for the Company for the fiscal year and interim periods therein beginning January 1, 2021. The Company notes that the adoption of ASU
2019-12
resulted in the reclassification of an immaterial amount from income tax expense to non-income
tax included in operating expenses related to the accounting for state and Franchise taxes, with no impact to the Company’s consolidated income, equity or cash flows.
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
ASU
2020-06
was issued to simplify the accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU
2020-06
also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for the Company for the fiscal year and interim periods therein beginning January 1, 2022. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU
2020-06
will have on its consolidated financial statements.
Note 14 – Subsequent Events
Settlement with Yeda Research and Development Company Ltd.
On April 13, 2021, as described in Part II, Item 1 and Note 7 of the Notes to the Condensed Consolidated Financial Statements herein, the Company and Yeda entered into the Settlement Agreement, whereby the Company furnished to Yeda a one-time
cash payment of $85,000 and received a full,
non-conditional
release from Yeda of any and all claims related to the Complaint and the subject matter of the Complaint. Neither the Company nor Invivo acknowledged any wrongdoing at any point in connection with the Complaint or the subject matter thereof. As described elsewhere in this report, the Escrowed Amount, being $350,000, was held back in reserve from the gross proceeds furnished in connection with the Asset Purchase Agreement, in part, to cover any legal expenses related to the Asset Purchase Agreement and the transactions contemplated therein. The remaining balance of the Escrowed Amount following such expenses is due and payable to the Company in accord with the terms of the Asset Purchase Agreement. However, the Company is unaware of the amount Invivo may claim it is entitled to of the Escrowed Amount, if any, under the Asset Purchase Agreement.

Termination of Western Alliance Bank Loan and Security Agreement
On April 27, 2021, as described in Note 4 of the Notes to the Condensed Consolidated Financial Statements herein, the Company repaid its obligations in the aggregate amount of $7,354,283 under and terminated the Loan Agreement with the Bank, and its collateral securing the facility was released.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information included in this Item 2 and elsewhere in this Form
10-Q
that are not historical facts contain statements that may be deemed “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve or may involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to following: the impact of the
COVID-19
pandemic on the Company’s business and the global economy; uncertainty of future sales and expense levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, regulatory changes and requirements applicable to our products, product market acceptance, possible technological obsolescence of products, increased competition, integration of acquired businesses, the impact of litigation and/or government regulation, changes in Medicare reimbursement policies,

3
0

competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we undertake no obligation to update any such forward-looking statements to reflect events or circumstances after the date of such statements.
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
On January 30, 2017, the Company completed the sale of certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets to Invivo for $3,200,000 in cash with a holdback amount of $350,000. The Company recently settled litigation with a third-party relating to this transaction, as further described in “Item 1—Legal Proceedings” and Note 7 hereto. The three months ended March 31, 2020 included a $7.8 million charge related to the losses on the extinguishment of debentures and debt, and in April 2021, the Company used approximately $7.4 million of cash to repay its credit facility in full.
The Company’s headquarters are located in Nashua, New Hampshire, with a manufacturing facility in New Hampshire and an operations, research, development, manufacturing and warehousing facility in San Jose, California.
COVID-19
Impact
On March 12, 2020, the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of the
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A worsening level of market disruption and volatility seen in the recent past will have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the quarter ending March 31, 2021 reflect a negative impact from the
COVID-19
pandemic, due to some healthcare facilities’ additional focus on
COVID-19.
Although we do not provide guidance to investors relating to our results of operations, our results for the quarter ending June 30, 2021, and possibly future quarters, could reflect a continued negative impact from the
COVID-19
pandemic for similar reasons.
During the first quarter of fiscal 2020, the Company entered into an equity distribution agreement with JMP Securities to provide for an at-
the-market
offering program to provide additional potential liquidity through the sale of common stock having a value of up to $25.0 million (the “ATM Facility”). On December 17, 2020 the company sold 470,704 shares of common stock under the ATM Facility for gross proceeds of approximately $6.6 million and net proceeds of approximately $6.1 million. On March 2, 2021, the Company terminated the ATM Facility. Also on March 2, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC, as representative of the several underwriters thereto, in connection with an underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share. The Offering closed on March 5, 2021 for gross proceeds of approximately $25.1 million and net proceeds of approximately $23.2 million to the Company. The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $46.9 million at March 31, 2021 and anticipated revenue and cash collections. However, the resurgence of the
COVID-19
pandemic could affect our liquidity.

Critical Accounting Estimates
The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and obsolescence, intangible assets, goodwill, income taxes, contingencies, and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation, the fair value of convertible debentures, and evaluation of litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form
10-Q.
These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other than as described herein, there have been no additional material changes to our critical accounting policies as discussed in our 2020 Annual Report on Form
10-K
(the “2020
10-K”).
For a comprehensive list of the Company’s critical accounting policies, reference should be made to the 2020
10-K.

Three months ended March 31, 2021 compared to three months ended March 31, 2020.
Revenue: (in thousands)
Three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Change	% Change
Detection revenue
Product revenue	$4,161	$3,100	$1,061	34.2%
Service and supplies revenue	1,558	1,376	182	13.2%

Subtotal	5,719	4,476	1,243	27.8%

Therapy revenue
Product revenue	1,396	695	701	100.9%
Service and supplies revenue	1,529	1,380	149	10.8%

Subtotal	2,925	2,075	850	41.0%

Total revenue	$8,644	$6,551	$2,093	31.9%

Total revenue increased by approximately $2.1 million, or 31.9%, from $6.6 million for the three months ended March 31, 2020 to $8.6 million for the three months ended March 31, 2021. The increase is due to an increase in Detection revenue of approximately $1.2 million and an increase in Therapy revenue of $0.9 million.
Detection product revenue increased by approximately $1.1 million, or 34.2%, from $3.1 million for the three months ended March 31, 2020 to $4.2 million for the three months ended March 31, 2021. The overall increase is due primarily to an increase in direct customer revenue of $1.7 million offset by a decrease in original equipment manufacturer customer revenue of $0.5 million, in each case relating primarily to revenue from 3D imaging and density assessment products.
Detection service and supplies revenue, which is primarily sold to direct customers, increased by $0.2 million, or 13.2%, from $1.4 million in the three months ended March 31, 2020 to $1.6 million in the three months ended March 31, 2021.
Therapy product revenue increased by approximately $0.7 million, or 100.9%, from $0.7 million for the three months ended March 31, 2020 to $1.4 million for the three months ended March 31, 2021. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price.
Therapy service and supplies revenue increased by approximately $0.1 million, or 10.8%, from $1.4 million for the three months ended March 31, 2020 to $1.5 million for the three months ended March 31, 2021. The Company believes that Therapy service and supplies revenue, specifically the use of balloons for procedures, was adversely affected by the
COVID-19
pandemic during the three months ended March 31, 2020, due to stay-at-home
and social distancing orders as well as the uncertainty in the market. The Company saw higher service and supplies revenues due to higher balloon sales in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The Company is not able to predict how the
COVID-19
pandemic will affect future Therapy service and supplies revenue.

Cost of Revenue and Gross Profit: (in thousands)
Three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Change	% Change
Products	$1,409	$1,017	$392	38.5%
Service and supplies	867	927	(60)	(6.5)%
Amortization and depreciation	79	97	(18)	(18.6)%

Total cost of revenue	$2,355	$2,041	$314	15.4%

Gross profit	$6,289	$4,510	$1,779	39.4%

	Three months ended March 31,
	2021	2020	Change	% Change
Detection gross profit	$4,725	$3,467	$1,258	36.3%
Therapy gross profit	1,564	1,043	521	50.0%

Gross profit	$6,289	$4,510	$1,779	39.4%

Gross profit %	72.8%	68.8%

Gross profit for the three months ended March 31, 2021 was approximately $6.3 million, or 72.8% of revenue, as compared to $4.5 million, or 68.8% of revenue, for the three months ended March 31, 2020. The
COVID-19
pandemic adversely affected revenues from Detection products and the Therapy segment in the three months ended March 31, 2020, and as a result, lower gross profit in both segments in 2020. The Company also underwent cost cutting efforts throughout 2020 and has been able to maintain a lower cost structure, specifically personnel costs, as compared to 2020, through March 31, 2021.
Cost of products increased by approximately $0.4 million, or 38.5%, from $1.0 million for the three months ended March 31, 2020 to $1.4 million for the three months ended March 31, 2021. Cost of product revenue as a percentage of product revenue was approximately 26.8% for the three months ended March 31, 2020 as compared to 37.1% for the three months ended March 31, 2021. The increase in cost of products is primarily due to the increased sales in the both Therapy and Detection resulting in increases in cost of products of $0.3 and $0.1 million respectively.
Cost of service and supplies was relatively flat at approximately $0.9 million for both the three months ended March 31, 2021 and 2020. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 33.6% for the three months ended March 31, 2020 as compared to 31.5% for the three months ended March 31, 2021. Although the service and supplies revenue increased, there was still a 6.5% decrease in service and supplies costs due primarily to a decrease in personnel costs.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for each of the three months ended March 31, 2021 and 2020.

Operating Expenses: (in thousands)
Three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Change $	Change %
Operating expenses:
Engineering and product development	$2,192	$2,211	$(19)	(0.9)%
Marketing and sales	3,424	3,608	(184)	(5.1)%
General and administrative	2,151	2,532	(381)	(15.0)%
Amortization and depreciation	55	52	3	5.8%

Total operating expenses	$7,822	$8,403	$(581)	(6.9)%

Operating expenses decreased by approximately $0.6 million, or 6.9%, from $8.4 million in the three months ended March 31, 2020 to $7.8 million in the three months ended March 31, 2021. The Company took steps throughout 2020 to reduce operating expenses during the
COVID-19
pandemic and continues to take a disciplined approach with expenses. Although the Company reinstated furloughed employees, many expenses like travel and in person trade shows have yet to go back to the pre
COVID-19
levels as evident by the reduction year over year.
Engineering and Product Development
. Engineering and product development costs remained relatively flat at $2.2 million for the three months ended March 31, 2020 and 2021.
Marketing and Sales
. Marketing and sales expenses decreased by approximately $0.2 million, or 5.1%, from $3.6 million in the three months ended March 31, 2020 to $3.4 million in the three months ended March 31, 2021. Detection marketing and sales expenses remained relatively flat at $2.4 million in the three months ended March 31, 2020 and 2021. Therapy marketing and sales expenses decreased by approximately $0.2 million, from $1.2 million in the three months ended March 31, 2020 to $1.0 million in the three months ended March 31, 2021. The decrease in Therapy marketing and sales expenses is due primarily to decreased personnel costs, travel, and reduced trade show costs during the first quarter of 2021 as compared to the first quarter of 2020.
General and Administrative
. General and administrative expenses decreased by approximately $0.4 million, or 15.0%, from $2.5 million in the three months ended March 31, 2020 to $2.1 million for the three months ended March 31, 2021. The decrease includes lower personnel, legal, and travel costs.
Amortization and Depreciation.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, increased by approximately $3,000, or 5.8% from $52,000 for the three months ended March 31, 2020 to $55,000 for the three months ended March 31, 2021.

Other Income and Expense: (in thousands)
Three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Change $	Change %
Interest expense	$(112)	$(130)	$18	(13.8)%
Loss on extinguishment of debt	—	(341)	341	(100.0)%
Other income	2	42	(40)	(95.2)%
Loss on fair value of debentures	—	(7,464)	7,464	(100.0)%

	$(110)	$(7,893)	$7,783	(98.6)%

Tax expense	$—	$(26)	$26	(100.0)%
Interest expense
. Interest expense remained flat at $0.1 million, for both the three months ended March 31, 2020 and 2021.
Other income
. Other income decreased by approximately $40,000, or 95.2%, from $42,000 for the three months ended March 31, 2020 to $2,000 for the three months ended March 31, 2021.
Loss on fair value of debentures
. The Company recorded a loss of approximately $7.5 million in the three months ended March 31, 2020, which reflected an increase in the fair value of the unsecured subordinated convertible debentures issued in December 2018 from $13.7 million at December 31, 2019 to $21.2 million at February 21, 2020. Upon the consummation of the forced conversion of the debentures, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity during the three-month ending March 31, 2020. As a result of the forced conversion there was no fair value adjustment for the three months ended March 31, 2021.
Loss on extinguishment of debt:
The Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the SVB Loan Agreement as of the three months ended March 31, 2020. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, the $114,000 termination fee, $42,000 for the unamortized and other closing costs. There were no such costs in 2021.
Tax expense
. Tax expense decreased by approximately $26,000, or 100%, from $26,000 for the three months ended March 31, 2020 to $0 for the three months ended March 31, 2021. The Company has approximately $13,000 in non-income
related tax expense classified in operating expenses under ASU
2019-12
that had previously been classified here in tax expense. Tax expense is due to state non-income
and franchise-based taxes.

Liquidity and Capital Resources
The Company believes that its cash and cash equivalents balance of $46.9 million as of March 31, 2021, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. In addition, the resurgence of the
COVID-19
pandemic could affect our liquidity. The Company will continue to closely monitor its liquidity and the capital and credit markets.
The Company’s cash on hand as of March 31, 2021 includes proceeds from the Loan and Security Agreement entered into with Western Alliance Bank (the “Bank”) on March 31, 2020 and amended on June 22, 2020 (as amended, the “Loan Agreement”). On April 27, 2021, the Company repaid its obligations in the aggregate amount of $7,354,283 under and terminated the Loan Agreement with the Bank, and its collateral securing the facility was released.
On April 27, 2020, the Company issued 1,562,500 shares of common stock to several institutional investors at a price of $8.00 per share in a registered direct offering. The gross proceeds of the offering were approximately $12.5 million, and the Company received net proceeds of approximately $12.3 million. The Company also entered into the ATM Facility with JMP Securities in March 2020 to provide for additional potential liquidity. The ATM facility provided for the sale of common stock having a value of up to $25.0 million. On December 17, 2020 the company sold 470,704 shares of common stock under the ATM Facility for gross proceeds of approximately $6.6 million and net proceeds of approximately $6.1 million. As of December 31, 2020, $18.4 million in capacity remained under the ATM Facility. On March 2, 2021, the Company terminated the ATM Facility.
On March 2, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC, as representative of the several underwriters thereto, in connection with an underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share. The Offering closed on March 5, 2021 for gross proceeds of approximately $25.1 million and net proceeds of approximately $23.2 million to the Company.
The Company had net working Capital of $48.1 million at March 31, 2021. The ratio of current assets to current liabilities at March 31, 2021 and December 31, 2020 was 4.40 and 2.53 respectively.

	For the three months ended March 31,
	2021	2020
	(in thousands)
Net cash used for operating activities	$(3,563)	$(1,416)
Net cash used for investing activities	(262)	(156)
Net cash provided by financing activities	23,546	515

Increase (decrease) in cash and equivalents	$19,721	$(1,057)

Net cash used for operating activities for the three months ended March 31, 2021 was $3.6 million, compared to $1.4 million for the three months ended March 31, 2020. The net cash used for operating activities for the three months ended March 31, 2021 resulted primarily from our net loss and working capital changes resulting from decreases in accounts payable and accrued expenses as well as an increase in accounts receivable offset by a decrease in inventory. We expect that net cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable and the timing of other payments.
Net cash used for investing activities for the three months ended March 31, 2021 was $262,000, compared to $156,000 for the three months ended March 31, 2020. The net cash used for investing activities for the three months ended March 31, 2021 and 2020 is primarily for purchases of property and equipment.
Net cash provided by financing activities for the three months ended March 31, 2021 was $23.6 million, compared to $0.5 million for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 is primarily from the underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share resulting in net proceeds of approximately $23.2 million. The company also received $0.3 million from the issuance of common stock pursuant the Company’s stock option plan. Net cash provided by financing activities for the three months ended March 31, 2020 is due primarily to cash from the issuance of common stock pursuant the Company’s stock option plan.

Recent Accounting Pronouncements
See Note 13 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company believes that it is not subject to material foreign currency exchange rate fluctuations, as substantially all of its sales and expenses are denominated in the U.S. dollar. The Company does not hold derivative securities and has not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars or warrants, either to hedge existing risks or for speculative purposes. The Company is subject to a 23% fluctuation in interest expense on for every 1% change in interest rate on its floating rate Term Loan with the Bank.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2021, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective at a reasonable level of assurance.
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
The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Rule
13a-15(f)
of the Exchange Act) and have determined there are no changes in its internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
Please refer to the detailed discussion regarding litigation set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form
10-Q.
In December 2016, the Company entered into the Asset Purchase Agreement with Invivo. In accordance with the Asset Purchase Agreement, the Company sold to Invivo all right, title and interest to certain intellectual property relating to the Company’s VersaVue Software and DynaCAD product and related assets for $3.2 million. The Company closed the transaction on January 30, 2017 less the Escrowed Amount, a holdback reserve of $350,000, for net proceeds of approximately $2.9 million.
On September 5, 2018, third-party Yeda, filed the Complaint against the Company and Invivo in the United States District Court for the Southern District of New York, captioned Yeda Research and Development Company Ltd. v. iCAD, Inc. and Invivo Corporation, Case No.
1:18-cv-08083-GBD,
related to the Company’s sale of the VersaVue software and DynaCAD product under the Asset Purchase Agreement. Yeda alleged, among other things, that the Company infringed upon Yeda’s source code, which was originally licensed to the Company, by using it in the products that the Company sold to Invivo and that it is entitled to damages that could include, among other things, profits relating to the sales of these products. On April 13, 2021, the Company and Yeda entered into the Settlement Agreement whereby the Company furnished to Yeda a one-time
cash payment of $85,000 and received a full,
non-conditional
release from Yeda of any and all claims related to the Complaint and the subject of the Complaint. Neither the Company nor Invivo acknowledged any wrongdoing at any point in connection with the Complaint or the subject matter thereof. The Escrowed Amount was reserved, in part, to cover any legal expenses related to the Asset Purchase Agreement and the transactions contemplated therein. The remaining balance of the Escrowed Amount following such expenses is due and payable to the Company in accord with the terms of the Asset Purchase Agreement. However, the Company is unaware of the amount Invivo may claim it is entitled to of the Escrowed Amount, if any, under the Asset Purchase Agreement.
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
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. In addition to the risk factor below, factors that have affected our Company are described in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020 as filed with the SEC on March 15, 2021 and are incorporated by reference herein.
We expect the novel coronavirus
(COVID-19)
pandemic to have a significant effect on our results of operations. In addition, it has resulted in significant financial market volatility, and its impact on the global economy appears to be significant. A worsening of the pandemic will have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.
On March 12, 2020, the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of the
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the impact of the
COVID-19
pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A worsening of the levels of market disruption and volatility seen in the recent past will have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the quarter ending March 31, 2021 reflect a negative impact from the
COVID-19
pandemic due to some healthcare facilities’ additional focus on
COVID-19.
Although we do not provide guidance to investors relating to our results of operations, our results for the quarter ending June 30, 2021, and possibly future quarters, could reflect a negative impact from the
COVID-19
pandemic for similar reasons. Depending upon the duration and severity of the pandemic, the effect on our results over the long term is uncertain.
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
COVID-19
pandemic.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment to 2016 Stock Incentive Plan as amended December 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 19, 2021).

10.2	Consulting Agreement dated April 16, 2021, by and between iCAD, Inc. and Charles Carter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 28, 2021).

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (iv) Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2021 and March 31, 2020 and (v) Notes to Condensed Consolidated Financial Statements.

104 *	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: May 4, 2021	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2021	By:	/s/ R. Scott Areglado
	Name:	R. Scott Areglado
	Title:	Chief Financial Officer (Principal Financial Officer)