Form 10-Q
period 2021-06-30
ICAD INC
filed 2021-08-06
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act)    YES  ☐    NO  ☒.
As of the close of business on July 30, 2021, there
were 25,035,893
 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except for share data)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$37,889	$27,186
Trade accounts receivable, net of allowance for doubtful accounts of $104 in 2021 and $111 in 2020	11,107	10,027
Inventory, net	2,861	3,144
Prepaid expenses and other current assets	1,742	1,945

Total current assets	53,599	42,302

Property and equipment, net of accumulated depreciation of $6,935 in 2021 and $6,778 in 2020	921	744
Operating lease assets	1,370	1,758
Other assets	1,532	1,527
Intangible assets, net of accumulated amortization of $8,610 in 2021 and $8,494 in 2020	777	889
Goodwill	8,362	8,362

Total assets	$66,561	$55,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,039	$2,869
Accrued and other expenses	6,606	7,039
Lease payable - current portion	851	726
Deferred revenue	5,964	6,117

Total current liabilities	14,460	16,751
Lease payable, long-term portion	646	1,075
Notes payable, long-term portion	—	6,960
Deferred revenue, long-term portion	424	267
Deferred tax	4	4

Total liabilities	15,534	25,057
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 30,000,000 shares; issued 25,213,302 as of June 30, 2021 and 23,693,735 as of December 31, 2020.
Outstanding 25,027,471 as of June 30, 2021 and 23,508,575 as of December 31, 2020.	251	236
Additional paid-in capital	299,049	273,639
Accumulated deficit	(246,858)	(241,935)
Treasury stock at cost, 185,831 shares in 2021 and 2020	(1,415)	(1,415)

Total stockholders’ equity	51,027	30,525

Total liabilities and stockholders’ equity	$66,561	$55,582

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Products	$4,552	$2,888	$10,109	$6,683
Service and supplies	3,274	2,679	6,361	5,435

Total revenue	7,826	5,567	16,470	12,118
Cost of revenue:
Products	1,377	537	2,786	1,554
Service and supplies	832	575	1,699	1,502
Amortization and depreciation	79	98	158	195

Total cost of revenue	2,288	1,210	4,643	3,251

Gross profit	5,538	4,357	11,827	8,867

Operating expenses:
Engineering and product development	2,268	1,878	4,460	4,089
Marketing and sales	3,429	2,631	6,853	6,239
General and administrative	2,652	2,110	4,803	4,642
Amortization and depreciation	60	49	115	101

Total operating expenses	8,409	6,668	16,231	15,071

Loss from operations	(2,871)	(2,311)	(4,404)	(6,204)
Interest expense	(28)	(115)	(140)	(245)
Other income	5	33	7	75
Loss on extinguishment of debt	(386)	—	(386)	(341)
Loss on fair value of convertible debentures	—	—	—	(7,464)

Other expense, net	(409)	(82)	(519)	(7,975)
Loss before income tax expense	(3,280)	(2,393)	(4,923)	(14,179)

Tax expense	—	(5)	—	(31)

Net loss and comprehensive loss	$(3,280)	$(2,398)	$(4,923)	$(14,210)

Net loss per share:
Basic	$(0.13)	$(0.11)	$(0.20)	$(0.67)

Diluted	$(0.13)	$(0.11)	$(0.20)	$(0.67)

Weighted average number of shares used in computing loss per share:
Basic	24,989	22,396	24,462	21,275

Diluted	24,989	22,396	24,462	21,275

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months ended
	June 30,
	2021	2020
	(in thousands)
Cash flow from operating activities:
Net loss	$(4,923)	$(14,210)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	157	154
Depreciation	115	142
Bad debt provision	(3)	119
Stock-based compensation	1,446	2,077
Amortization of debt discount and debt costs	17	53
Loss on extinguishment of debt	386	341
Deferred tax expense	—	1
Change in fair value of convertible debentures	—	7,464
Changes in operating assets and liabilities:
Accounts receivable	(924)	3,201
Inventory	284	(737)
Prepaid and other assets	510	(19)
Accounts payable	(1,829)	(569)
Accrued expenses	(736)	(1,650)
Deferred revenue	(77)	60

Total adjustments	(654)	10,637

Net cash used for operating activities	(5,577)	(3,573)

Cash flow from investing activities:
Additions to patents, technology and other	—	(6)
Additions to property and equipment	(336)	(180)

Net cash used for investing activities	(336)	(186)

Cash flow from financing activities:
Issuance of common stock pursuant to stock option plans	636	100
Issuance of common stock pursuant to Employee Stock Purchase Plan	114	—
Proceeds from issuance of common stock, net	23,229	12,289
Principal repayment of debt financing	(7,363)	(4,638)
Repayment on line of credit	—	(2,000)
Proceeds from notes payable	—	6,957
Debt issuance costs	—	(37)

Net cash provided by financing activities	16,616	12,671

Increase in cash and equivalents	10,703	8,912
Cash and cash equivalents, beginning of period	27,186	15,313

Cash and cash equivalents, end of period	$37,889	$24,225

Supplemental disclosure of cash flow information:
Interest paid	$92	$127

Taxes paid	$—	$31

Issuance of common stock upon conversion of debentures	—	21,164

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$69

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Stockholders’ Equity Year to Date
(In thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2020	23,694,406	236	273,639	(241,935)	(1,415)	$30,525
Issuance of common stock relative to vesting of restricted stock	29,166	—	—	—	—	—
Issuance of common stock, net	1,393,738	14	23,215	—	—	23,229
Issuance of common stock pursuant to stock option plans	83,748	1	635	—	—	636
Issuance of common stock pursuant Employee Stock Purchase Plan	12,244	—	114	—	—	114
Stock-based compensation	—	—	1,446	—	—	1,446
Net loss	—	—	—	(4,923)	—	(4,923)

Balance at June 30, 2021	25,213,302	$251	$299,049	$(246,858)	$(1,415)	$51,027

Consolidated Statements of Stockholders’ Equity Quarter to Date
(In thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at March 31, 2021	25,143,432	251	298,106	(243,578)	(1,415)	$53,364
Issuance of common stock relative to vesting of restricted stock	9,166	—	—	—	—	—
Issuance of common stock, net	54,814	—	365	—	—	365
Issuance of common stock pursuant to stock option plans	—	—	—	—	—	—
Issuance of common stock pursuant Employee Stock Purchase Plan	5,890	—	67	—	—	67
Stock-based compensation	—	—	511	—	—	511
Net loss	—	—	—	(3,280)	—	(3,280)

Balance at June 30, 2021	25,213,302	$251	$299,049	$(246,858)	$(1,415)	$51,027

Consolidated Statements of Stockholders’ Equity Year to Date
(In thousands except shares)

	Common Stock
	Number of Shares Issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance December 31, 2019	$19,546,151	196	$230,615	$(224,325)	$(1,415)	$5,071
Issuance of common stock relative to vesting of restricted stock	68,724	—	(131)	—	—	(131)
Issuance of common stock pursuant to stock option plans	44,966	1	231	—		232
Stock Issuance Net	1,562,500	16	12,158	—	—	12,174
ESPP Issuance	18,465	—	115	—	—	115
Issuance of stock upon conversion of Debentures	1,819,466	18	21,146	—	—	21,164
Stock-based compensation	—	—	2,077	—	—	2,077
Net loss	—	—	—	(14,210)	—	(14,210)

Balance at June 30, 2020	$23,060,272	$231	$266,211	$(238,535)	$(1,415)	$26,492

Consolidated Statements of Stockholders’ Equity Quarter to Date
(In thousands except shares)

	Common Stock		Additional Paid-in Capital
	Number of Shares Issued	Par Value		Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at March 31, 2020	21,425,916	$215	$252,420	$(236,137)	$(1,415)	$15,083
Issuance of common stock relative to vesting of restricted stock	45,224	—	(131)	—	—	(131)
Issuance of common stock pursuant to stock option plans	8,167	—	36	—	—	36
Stock Issuance Net	1,562,500	16	12,158	—	—	12,174
ESPP Issuance	18,465		115	—	—	115
Stock-based compensation	—	—	1,613	—	—	1,613
Net loss	—	—	—	(2,398)	—	(2,398)

Balance at June 30, 2020	23,060,272	$231	$266,211	$(238,535)	$(1,415)	$26,492

Notes to Condensed Consolidated Financial Statements:
Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (together “iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2021, the results of operations of the Company for the three and six-months
ended June 30, 2021 and 2020, cash flows of the Company for the six-months
ended June 30, 2021 and 2020, and stockholders’ equity for the Company for the three and six-months
ended June 30, 2021 and 2020.
Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on March 15, 2021. The results for the three and six-months
ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.
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
The Company’s results for the quarter ending June 30, 2021 reflect a negative impact from the
COVID-19
pandemic due to some healthcare facilities’ additional focus on
COVID-19.
Although the Company does not provide guidance to investors relating to its future results of operations, its results for the quarter ending September 30, 2021, and possibly future quarters, could reflect a continued negative impact from the
COVID-19
pandemic for similar reasons. The duration and severity of the pandemic is unknown, and so the continued effect on the Company’s results over the long term is uncertain.
Although the Company did not experience any material impact to trade accounts receivable losses in the quarter ended June 30, 2021, the Company’s exposure may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current
COVID-19
pandemic, or other customer-specific factors. The Company has not historically experienced significant trade account receivable losses, but it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as hospitals’ cash flows are impacted by their response to the
COVID-19
pandemic.
Recently Adopted Accounting Pronouncements
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

	Three months ended June 30, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,164	$2,119	$5,283
Service contracts	1,625	371	1,996
Supply and source usage agreements	—	529	529
Professional services	—	18	18
Other	—	—	—

	$4,789	$3,037	$7,826

Timing of Revenue Recognition
Goods transferred at a point in time	$3,164	$2,136	$5,300
Services transferred over time	1,625	901	2,526

	$4,789	$3,037	$7,826

Sales Channels
Direct sales force	$3,188	$1,252	$4,440
OEM partners	1,601	—	1,601
Channel partners	—	1,785	1,785

	$4,789	$3,037	$7,826

	Six months ended June 30, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$7,325	$4,222	$11,547
Service contracts	3,183	711	3,894
Supply and source usage agreements	—	1,010	1,010
Professional services	—	19	19
Other	—	—	—

	$10,508	$5,962	$16,470

Timing of Revenue Recognition
Goods transferred at a point in time	$7,325	$4,240	$11,565
Services transferred over time	3,183	1,722	4,905

	$10,508	$5,962	$16,470

Sales Channels
Direct sales force	$7,063	$1,926	$8,989
OEM partners	3,445	—	3,445
Channel partners	—	4,036	4,036

	$10,508	$5,962	$16,470

	Three months ended June 30, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,702	$575	$3,277
Service contracts	1,403	385	1,788
Supply and source usage agreements	—	490	490
Professional services	—	—	—
Other	12	—	12

	$4,117	$1,450	$5,567

Timing of Revenue Recognition
Goods transferred at a point in time	$2,714	$605	$3,319
Services transferred over time	1,403	845	2,248

	$4,117	$1,450	$5,567

Sales Channels
Direct sales force	$2,709	$805	$3,514
OEM partners	1,408	—	1,408
Channel partners	—	645	645

	$4,117	$1,450	$5,567

	Six months ended June 30, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$5,802	$1,921	$7,723
Service contracts	2,750	732	3,482
Supply and source usage agreements	—	861	861
Professional services	—	11	11
Other	41	—	41

	$8,593	$3,525	$12,118

Timing of Revenue Recognition
Goods transferred at a point in time	$5,843	$1,988	$7,831
Services transferred over time	2,750	1,537	4,287

	$8,593	$3,525	$12,118

Sales Channels
Direct sales force	$4,881	$2,274	$7,155
OEM partners	3,712	—	3,712
Channel partners	—	1,251	1,251

	$8,593	$3,525	$12,118

Products.
Product revenue consists of sales of cancer detection products, cancer therapy systems, cancer therapy applicators (including disposable applicators) and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and generally recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer unless an individual contract states otherwise.
Service Contracts.
The Company sells service contracts under which it provides professional services, including product installations, maintenance, training, and service repairs, and in certain cases equipment leases, to hospitals, imaging centers, radiology practices, radiation oncologists and treatment centers. These contracts represent separate performance obligations of the Company. The Company allocates revenue to each performance obligation based on the Standalone Selling Price (“SSP”). Revenue for lease and non-lease
components, or the entire arrangement when accounted for under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), is recognized on a straight-line basis over the term of the agreement. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.
Supply and Source Usage Agreements.
Revenue from supply and source usage agreements is recognized on a straight-line basis over the term of the supply or source usage agreement.
These agreements represent a separate performance obligation of the Company. The Company allocates revenue to each performance obligation based on the SSP.
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
non-current
contract assets, and contract liabilities from contracts with customers (in thousands).
Contract balances
Contract balances

	Balance at	Balance at
	June 30, 2021	December 31, 2020
Receivables, which are included in ‘Trade accounts receivable’	$11,107	$10,027
Current contract assets, which are included in “Prepaid and other assets”	742	481
Non-current contract assets, which are included in “other assets”	1,478	1,434
Contract liabilities, which are included in “Deferred revenue”	6,388	6,384
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
The Company’s accounts receivable from contracts with customers, net of allowance for doubtful accounts, was $
11.1
 million and $
10.0
 million as of June 30, 2021 and December 31, 2020, respectively.
The Company records net contract assets or contract liabilities on a contract-by-contract
basis. The Company records a contract asset for unbilled revenue when the Company’s performance is in excess of amounts invoiced or invoiceable. The Company classifies the net contract asset as either a current or non-current
based on the expected timing of the Company’s right to invoice under the terms of the contract. The current contract asset balance primarily relates to the net unbilled revenue balances with two significant customers, which the Company expects to be able to invoice within one year. The non-current
contract asset balance consists of net unbilled revenue balances with one customer which the Company expects to be able to invoice in more than one year.

Contract liabilities, or deferred revenue from contracts with customers, is primarily composed of fees related to long-term service arrangements, which are generally invoiced in advance. Deferred revenue also includes payments for installation and training that has not yet been completed and other offerings for which the Company has been paid in advance and earn the revenue when it transfers control of the product or service. The balance of deferred revenue at June 30, 2021 and December 31, 2020 was as follows (in thousands):

Contract liabilities	June 30, 2021	December 31, 2020
Short term	$5,964	$6,117
Long term	424	267

Total	$6,388	$6,384

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Six Months Ended June 30, 2021
Balance at beginning of period	$6,384
Deferral of revenue	6,393
Recognition of deferred revenue	(6,389)

Balance at end of period	$6,388

The Company expects to recognize estimated revenues related to performance obligation that are unsatisfied (or partially satisfied) in the amounts of approximately $3.8 million in 2021, $3.0 million in 2022, and $1.2 million each year from 2023 through 2025.

Note 2 – Net Loss per Common Share
The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.
A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,280)	$(2,398)	$(4,923)	$(14,210)

Shares used in the calculation of basic and diluted net loss per share	24,989	22,396	24,462	21,275

Diluted shares used in the calculation of net loss per share	24,989	22,396	24,462	21,275

Net loss per share - basic and diluted	$(0.13)	$(0.11)	$(0.20)	$(0.67)

The shares of the Company’s common stock issuable upon the exercise of convertible securities, stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	As of June 30,
	2021	2020
Stock options	2,176,607	2,006,221
Restricted stock	21,613	70,992

Total	2,198,220	2,077,213

Note 3 – Inventory
Inventory is valued at the lower of cost or net realizable value, with cost determined by the first-in,
first-out
method. The
Company
regularly reviews inventory quantities on hand and records a reserve for excess and/or obsolete inventory primarily based upon the estimated usage of its inventory as well as other factors. Inventory consisted of the following (in thousands) and includes an inventory reserve of approximately $0.2 million for both periods ended June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Raw materials	$1,518	$1,538
Work in process	192	76
Finished Goods	1,381	1,774

Inventory Gross	3,091	3,388
Inventory Reserve	(230)	(244)

Inventory Net	$2,861	$3,144

1
4

Note 4 – Financing Arrangements
(a) Loan and Security Agreement – Western Alliance Bank
On March 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank (the “Bank”) that provided an initial term loan (“Term Loan”) facility of $7.0 million and a $5.0 million revolving line of credit.
Interest in arrears on the Term Loan began to be repaid on April 1, 2020 and will continue to be paid on the first of each successive month thereafter until the principal repayment starts. Commencing on the principal repayment date March 1, 2022 and continuing on the first day of each month thereafter, the Company will make equal monthly payments of principal, together with applicable interest in arrears, to the Bank. The interest rate is set at 1% above the Prime Rate, which is defined in the Loan Agreement as the greater of 4.25% or the Prime Rate published in the Money Rates section of the Western Edition of the Wall Street Journal. The Prime Rate as of June 30, 2020 was 3.25%.
In connection with the Loan Agreement, the Company incurred approximately $141,000 of closing costs. The closing costs have been deduced from the carrying value of the debt and will be amortized through March 30, 2022, the maturity date of the Term Loan.
On April 27, 2021, the Company repaid its obligations in the aggregate amount of $7,354,283 and terminated the Loan Agreement with the Bank, and the Company’s collateral securing the facility was released. The Company accounted for this repayment and retirement as an extinguishment of the Loan Agreement. In addition to the outstanding principal and accrued interest, the Company was required to pay the $122,500 final payment, a termination fee of $50,000 and other closing costs totaling approximately $15,000. The Company also wrote off unamortized original closing costs as of the extinguishment date. The Company recorded a loss on extinguishment of approximately $386,000 related to the repayment and retirement of the Loan Agreement. The loss on extinguishment was composed of approximately $140,000 for a prepayment fee, $122,000 for the unaccrued final payment, $65,000 termination and other fees, and $58,000 for the unamortized and other closing costs from origination of the loan.
(b) Loan and Security Agreement – Silicon Valley Bank
On August 7, 2017, the Company entered into a Loan and Security Agreement, which was subsequently modified several times through November 1, 2019 (as amended, the “SVB Loan Agreement”), with Silicon Valley Bank that provided an initial term loan facility of
$6.0 million and a $4.0 million revolving line of credit.
On March 30, 2020, the Company elected to repay all outstanding obligations (including accrued interest) and retire the SVB Loan Agreement. The Company accounted for this repayment and retirement as an extinguishment of the SVB Loan Agreement. In addition to the outstanding principal and accrued interest, the Company was required to pay the $510,000 final payment, a termination fee of $114,000 and other costs totaling $10,000. The Company also wrote off unamortized original closing costs as of the extinguishment date. In March 2020 the Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the SVB Loan Agreement. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, $114,000 termination fee, and $42,000 of unamortized and other closing costs.

1
5

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

1
6

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

1
7

The fair value and principal value of the Convertible Debentures as of December 31, 2019 and the Conversion Date was as follows (in thousands):

Convertible Debentures	December 31, 2019	February 21, 2020
Fair value, in accordance with fair value option	$13,642	$21,164

Principal value outstanding	$6,970	$6,970

In February 2020 the Company recorded a loss from the change in fair value of the Convertible Debentures of approximately $7.5 million for period through the Conversion Date which is described in the additional fair value disclosures related to the Convertible Debentures in Note 8.
Upon the consummation of the forced conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity.
(d) Principal and Interest Payments Related to Financing Arrangements
The Company no longer has any financing agreements as of June 30, 2021.
The following amounts are included in interest expense in the Company’s consolidated statement of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash interest expense	$26	$95	$118	$138
Interest on convertible debentures	—	—	—	49
Accrual of notes payable final payment	2	8	9	39
Amortization of debt costs	—	12	13	19

Total interest expense	$28	$115	$140	$245

1
8

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
ASC 842 includes a number of reassessment and
re-measurement
requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement
requirements and identified two lease modifications which are reflected in the table below showing the maturity of the Company’s lease liabilities as of June 30, 2021. This includes an extension of an operating lease for the facility leased by the Company in San Jose, California as well as some equipment. In addition, there were no impairment indicators identified during the quarter ended June 30, 2021 that required an impairment test for the Company’s right-of-use
assets or other long-lived assets in accordance with ASC 360 10 “Property Plant and Equipment” (“ASC 360”).
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease
components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to not separate its accounting of lease components and non-lease
components for real estate and equipment leases.

Components of Leases:
The Company has leases for office space and office equipment. The leases have remaining lease terms ranging from less than one year to two years and nine months as of June 30, 2021.
The components of lease expense for the three and six months ended June 30, 2021 are as follows (in thousands):

		Three Months	Six Months
		Ended June 30,	Ended June 30,
Lease Cost	Classification	2021	2021
Operating lease cost - Right of Use Asset	Operating expenses	$217	$434
Operating lease cost - Variable	Operating expenses	7	$64

Total		$224	$498

Other information related to leases was as follows (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2021	2021
Cash paid from operating cash flows for operating leases	$233	$351

As of June 30, 2021
Weighted-average remaining lease term of operating leases	1.72
Weighted-average discount rate for operating leases	5.6%

Maturity of the Company’s lease liabilities as of June 30, 2021 was as follows (in thousands):

As of June 30, 2021:	Operating Leases
2021	459
2022	899
2023	211
2024	5

Total lease payments	1,574
Less: imputed interest	(77)

Total lease liabilities	1,497
Less: current portion of lease liabilities	(851)

Long-term lease liabilities	$646

Note 6 – Stockholders Equity
(a) Financing Activity
On March 2, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC, as representative of the several underwriters thereto, in connection with an underwritten public offering of

1,393,738
 shares of the Company’s common stock at an offering price of $
18.00
 per share. The offering closed on March 5, 2021 for gross proceeds of approximately $
25.1
 million and net proceeds of approximately $
23.2
 million to the Company.
(b) Stock-Based Compensation
The Company granted options to purchase 0 and 428,938 shares of the Company’s stock during the three and six months ended June 30, 2021 respectively. The full amount of options were granted in the first quarter of 2021. Options granted unde
r
 the

Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average risk-free interest rate	N/A	0.26%	0.20%	0.79%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	N/A	64.0% to 65.7%	66.0% to 66.0%	50.2 to 65.7%
Weighted average exercise price	N/A	$10.76	$18.00	$10.11
Weighted average fair value	N/A	$4.96	$8.37	$4.34

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Cost of revenue	$2	$24	$16	$24
Engineering and product development	58	288	208	343
Marketing and sales	128	490	481	548
General and administrative	323	811	741	1,162

	$511	$1,613	$1,446	$2,077

As of June 30, 2021, unrecognized compensation cost (in thousands) related to unvested options and unvested restricted stock and the weighted average term of such equity instruments is as follows:

Remaining expense	$3,113
Weighted average term	1.2
The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date.
The Company did not grant any shares of restricted stock during the three-months ended June 30, 2021 or 2020. The Company granted

22,488 and 0
shares of restricted stock during the six-months ended June 30, 2021 and 2020, respectively.
The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	As of
	June 30,
Aggregate intrinsic value	2021	2020
Stock options	$20,324	$8,992
Restricted stock	374	709
The Company issued 34,814 and 83,748 shares of common stock upon the exercise of outstanding stock options in the three and six
-
months ended June 30, 2021 respectively. The Company received cash proceeds of approximately $364,000 and $636,000 in the three and six-months ended June 30, 2021 respectively. The intrinsic value of restricted shares that vested in the three and six months ended June 30, 2021 was $0.2 million and $0.5 million respectively. There were 10,041 and 30,041 restricted shares that vested in the three and six months ended June 30, 2021 respectively.
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

2
3

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
The Company issued 5,890 and 12,212 shares under the ESPP in the three and six-months
 ended June 30, 2021 respectively. The Company recorded approximately $26,000 and $53,000 of stock-based compensation expense pursuant to ESPP for the three and six-months
 ended June 30, 2021 respectively. The next accumulation period under the ESPP commenced on March 31, 2021 and ended on June 30, 2021, and the related shares purchased by the participants were issued in July 2021. As of June 30, 2021, the Company recorded a liability of approximately $79,000 related to employee withholdings in connection with the ESPP accumulation period ended June 30, 2021, which was included as a component of accrued expenses and other current liabilities.
Note 7 – Commitments and Contingencies
Other Commitments
The Company is obligated to pay approximately $4.0 million for firm purchase obligations to suppliers for future product and service deliverables and $0.5 million for minimum royalty obligations.
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
non-conditional
release from Yeda of any and all claims related to the Complaint and the subject of the Complaint. Neither the Company nor Invivo acknowledged any wrongdoing at any point in connection with the Complaint or the subject matter thereof. The Escrowed Amount was reserved, in part, to cover any legal expenses related to the Asset Purchase Agreement and the transactions contemplated therein. The remaining balance of the Escrowed Amount following such expenses is due and payable to the Company in accordance with the terms of the Asset Purchase Agreement. The Company and Invivo agreed that Invivo would pay $50,000 of the Escrowed Amount and the Company expensed approximately $93,000 in the three-months ended June 30, 2021.
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
4

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

Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$27,186	—	—	$27,186

Total Assets	$27,186	—	—	$27,186

Fair Value Measurements (in thousands) as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets

Money market accounts	$37,889	—	—	$37,889

Total Assets	$37,889	—	—	$37,889

2
5

Note 9 - Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act was enacted on March 27, 2020 and did not have a material impact on the Company’s provision for income taxes for the three and six months ended June 30, 2021.
The Company recorded an income tax provision of $
0
for the three and six months
ended June 30, 2021, and $5,000 and
$
31,000
for the three and six months ended June 30, 2020. The Company adopted ASU
2019-12
as of January 1, 2021, in accordance with this provision
non-income
and state franchise taxes are now classified as a component of operating expenses in General and Administrative expense. Income based tax expense will continue to be recognized as tax expense in the Consolidated Financial Statements. Tax expense for three and six months ended June 30, 2020 represent non-income
and state franchise tax, however the expense was not reclassified to operating expenses in accordance with ASU
2019-12.
The Company had
no
material unrecognized tax benefits and a deferred tax liability of approximately $
4,000
related to tax amortizable goodwill. No other adjustments were required under ASC 740, “Income Taxes.” The Company does not expect that its unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2021.
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
Note 10 - Goodwill
The Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying value. There were no impairment indicators present as of June 30, 2021.
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
6

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

2
7

A rollforward of goodwill activity by reportable segment is as follows (in thousands):

	Consolidated reporting unit	Detection	Therapy	Total

Accumulated Goodwill	$47,937	$—	$—	$47,937
Accumulated impairment	(26,828)	—	—	(26,828)
Fair value allocation	(21,109)	7,663	13,446	—
Acquisition of DermEbx and Radion	—	—	6,154	6,154
Acquisition measurement period adjustments	—	—	116	116
Acquisition of VuComp	—	1,093	—	1,093
Sale of MRI assets	—	(394)		(394)
Impairment	—	—	(19,716)	(19,716)

Balance at December 31, 2020 and June 30, 2021	—	8,362	—	8,362

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

The Company determined there were no such triggering events in the quarter ended June 30, 2021.
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
The Company does not track assets by operating segment and the Company’s CODM does not use asset information by segment to allocate resources or make operating decisions. Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to US GAAP loss before income tax is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Segment revenues:
Detection	$4,789	$4,117	$10,508	$8,593
Therapy	3,037	1,450	5,962	3,525

Total Revenue	$7,826	$5,567	$16,470	$12,118

Segment gross profit:
Detection	$4,005	$3,533	$8,730	$7,000
Therapy	1,533	824	3,097	1,867

Segment gross profit	$5,538	$4,357	$11,827	$8,867

Segment operating income (loss):
Detection	$52	$201	$993	$(145)
Therapy	(250)	(432)	(562)	(1,438)

Segment operating income (loss)	$(198)	$(231)	$431	$(1,583)

General, administrative, depreciation and amortization expense	$(2,673)	$(2,080)	$(4,835)	$(4,621)
Interest expense	(28)	(115)	(140)	(245)
Other income	5	33	7	75
Loss on extinguishment of debt	(386)	—	(386)	(341)
Fair value of convertible debentures	—	—	—	(7,464)

Loss before income tax	$(3,280)	$(2,393)	$(4,923)	$(14,179)

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
The Company held its 2021 annual meeting of stockholders on July 15, 2021 (the “Meeting”). The Company’s stockholders approved all matters submitted by the Company to the stockholders for approval at the Meeting (the “Proposals”), including a proposal to approve and adopt an amendment to the Certificate of Incorporation (the “Amendment to the Certificate of Incorporation”) to increase the Company’s authorized shares of common stock from 30,000,000 shares to 60,000,000 shares, and a proposal to approve an amendment to the Company’s 2016 Stock Incentive Plan, as amended, to increase the number of shares of common stock available thereunder from 2,600,000 shares to 4,700,000 shares and to increase the aggregate number of incentive stock options available thereunder from 1,000,000 to 2,000,000 (the “Plan Amendment”). Following stockholder approval of all Proposals at the Meeting, the Company filed the Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware on July 21, 2021, and the Plan Amendment was made effective as of July 15, 2021.

3
0

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
On January 30, 2017, the Company completed the sale of certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets to Invivo for $3,200,000 in cash with a holdback amount of $350,000. The Company recently settled litigation with a third-party relating to this transaction, as further described in “Item 1—Legal Proceedings” and Note 7 hereto. The three and six months ended June 30, 2021 includes a $0.4 million charge related to the loss on the extinguishment of debt while the three and six months ended June 30, 2020 included a $7.8 million charge related to the losses on the extinguishment of debentures and debt. In April 2021, the Company used approximately $7.4 million of cash to repay its credit facility in full.
The Company’s headquarters are located in Nashua, New Hampshire, with a manufacturing facility in New Hampshire and an operations, research, development, manufacturing and warehousing facility in San Jose, California.
COVID-19
Impact
On March 12, 2020, the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of the
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A worsening level of market disruption and volatility seen in the recent past will have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the quarter ending June 30, 2021 reflect a negative impact from the
COVID-19
pandemic, due to some healthcare facilities’ additional focus on
COVID-19.
Although we do not provide guidance to investors relating to our results of operations, our results for the quarter ending September 30, 2021, and possibly future quarters, could reflect a continued negative impact from the
COVID-19
pandemic for similar reasons.
During the first quarter of fiscal 2020, the Company entered into an equity distribution agreement with JMP Securities to provide for an at-
the-market
offering program to provide additional potential liquidity through the sale of common stock having a value of up to $25.0 million (the “ATM Facility”). On December 17, 2020 the company sold 470,704 shares of common stock under the ATM Facility for gross proceeds of approximately $6.6 million and net proceeds of approximately $6.1 million. On

March 2, 2021, the Company terminated the ATM Facility. Also on March 2, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC, as representative of the several underwriters thereto, in connection with an underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share. The offering closed on March 5, 2021 for gross proceeds of approximately $25.1 million and net proceeds of approximately $23.2 million to the Company. The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $37.9 million at June 30, 2021 and anticipated revenue and cash collections. However, the resurgence of the
COVID-19
pandemic could affect our liquidity.
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
Other than as described herein, there have been no additional material changes to our critical accounting policies as discussed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 field with the SEC on March 15, 2021 (the “2020
10-K”).
For a comprehensive list of the Company’s critical accounting policies, reference should be made to the 2020
10-K.

Three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020.
Revenue: (in thousands)
Three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020	Change	% Change
Detection revenue
Product revenue	$3,164	$2,702	$462	17.1%
Service and supplies revenue	1,625	1,415	210	14.8%

Subtotal	4,789	4,117	672	16.3%

Therapy revenue
Product revenue	1,388	186	1,202	646.2%
Service and supplies revenue	1,649	1,264	385	30.5%

Subtotal	3,037	1,450	1,587	109.4%

Total revenue	$7,826	$5,567	$2,259	40.6%

Total revenue increased by approximately $2.3 million, or 40.6%, from $5.6 million for the three months ended June 30, 2020 to $7.8 million for the three months ended June 30, 2021. The increase is due to an increase in Therapy revenue of approximately $1.6 million and Detection revenue of $0.7 million.
Detection product revenue increased by approximately $0.5 million, or 17.1%, from $2.7 million for the three ended June 30, 2020 to $3.2 million for the three months ended June 30, 2021. The overall increase is due primarily to an increase in direct customer revenue of $0.3 million and an increase in original equipment manufacturer customer revenue of $0.2 million, in each case relating primarily to revenue from 3D imaging and density assessment products. The Company also believes that the COVID-19 pandemic adversely affected revenues during the three months ended June 30, 2020.
Detection service and supplies revenue, which is primarily sold to direct customers, increased by $0.2 million, or 14.8%, from $1.4 million in the three months ended June 30, 2020 to $1.6 million in the three months ended June 30, 2021.
Therapy product revenue increased by approximately $1.2 million, or 646.2%, from $0.2 million for the three months ended June 30, 2020 to $1.4 million for the three months ended June 30, 2021. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price. The Company believes that Therapy product revenue was adversely affected by the
COVID-19
pandemic during the three months ended June 30, 2020, due to stay-at-home
and social distancing orders as well as the uncertainty in the market.
Therapy service and supplies revenue increased by approximately $0.4 million, or 30.5%, from $1.3 million for the three months ended June 30, 2020 to $1.7 million for the three months ended June 30, 2021. The Company believes that Therapy service and supplies revenue, specifically the use of balloons for procedures, was adversely affected by the
COVID-19
pandemic during the three months ended June 30, 2020, due to stay-at-home
and social distancing orders as well as the uncertainty in the market. The Company saw higher service and supplies revenues due to higher balloon sales in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The Company is not able to predict how the
COVID-19
pandemic will affect future Therapy service and supplies revenue.

Six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	$ Change	% Change
Detection revenue
Product revenue	$7,325	$5,802	$1,523	26.2%
Service revenue	3,183	2,791	392	14.0%

Subtotal	10,508	8,593	1,915	22.3%

Therapy revenue
Product revenue	2,784	881	1,903	216.0%
Service revenue	3,178	2,644	534	20.2%

Subtotal	5,962	3,525	2,437	69.1%

Total revenue	$16,470	$12,118	$4,352	35.9%

Total revenue increased by approximately $4.4 million, or 35.9%, from $12.1 million for the six months ended June 30, 2020 to $16.5 million for the six months ended June 30, 2021. The increase is due to an increase in Therapy revenue of approximately $2.4 million and an increase in Detection revenue of $1.9 million.
Detection product revenue increased by approximately $1.5 million, or 26.2%, from $5.8 million for the six months ended June 30, 2020 to $7.3 million for the six months ended June 30, 2021. The overall increase is due primarily to an increase in direct customer revenue of $1.7 million and offset by a decrease in original equipment manufacturer customer revenue of $0.2 million, in each case relating primarily to revenue from 3D imaging and density assessment products. The Company also believes that the COVID-19 pandemic adversely affected revenues during the six months ended June 30, 2020.
Detection service and supplies revenue, which is primarily sold to direct customers, increased by $0.4 million, or 14.0%, from $2.8 million in the six months ended June 30, 2020 to $3.2 million in the six months ended June 30, 2021.
Therapy product revenue increased by approximately $1.9 million, or 216%, from $0.9 million for the six months ended June 30, 2020 to $2.8 million for the six months ended June 30, 2021. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price. The Company believes that Therapy product revenue was adversely affected by the
COVID-19
pandemic during the six months ended June 30, 2020, due to
stay-at-home
and social distancing orders as well as the uncertainty in the market.
Therapy service and supplies revenue increased by approximately $0.5 million, or 20.2%, from $2.6 million for the six months ended June 30, 2020 to $3.2 million for the six months ended June 30, 2021. The Company believes that Therapy service and supplies revenue, specifically the use of balloons for procedures, was adversely affected by the
COVID-19
pandemic during the three months ended June 30, 2020, due to stay-at-home
and social distancing orders as well as the uncertainty in the market. The Company saw higher service and supplies revenues due to higher balloon sales in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The Company is not able to predict how the
COVID-19
pandemic will affect future Therapy service and supplies revenue.

Cost of Revenue and Gross Profit: (in thousands)
Three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020	$ Change	% Change
Products	$1,377	$537	$840	156.4%
Service and supplies	832	575	257	44.7%
Amortization and depreciation	79	98	(19)	(19.4)%

Total cost of revenue	$2,288	$1,210	$1,078	89.1%

Gross profit	$5,538	$4,357	$1,181	27.1%

	Three Months Ended
	June 30,
	2021	2020
Segment gross profit:
Detection	$4,005	$3,533
Therapy	1,533	824

Segment gross profit	$5,538	$4,357

Gross profit for the three months ended June 30, 2021 was approximately $5.5 million, or 70.8% of revenue, as compared to $4.4 million, or 78.3% of revenue, for the three months ended June 30, 2020. The
COVID-19
pandemic adversely affected revenues from Detection products and the Therapy segment in the three months ended June 30, 2020, which resulted in lower gross profit in both segments in 2020. The higher gross profit as a percentage of sales in the three months ended June 30, 2020 was primarily related to product mix, with lower margin Therapy products being a greater percentage of total sales in the three months ended June 30, 2021 than in the three months ended June 30, 2020.
Cost of products increased by approximately $0.8 million, or 156.4%, from $0.5 million for the three months ended June 30, 2020 to $1.4 million for the three months ended June 30, 2021. Cost of product revenue as a percentage of product revenue was approximately 18.6% for the three months ended June 30, 2020 as compared to 30.3% for the three months ended June 30, 2021. The increase in cost of products is primarily due to the increased sales in both Therapy and Detection resulting in increases in cost of products of $0.3 and $0.1 million respectively. The higher cost of products as a percentage of sales in the three months ended June 30, 2021 was primarily related to product mix, with lower margin Therapy products being a greater percentage of total sales in the three months ended June 30, 2021 than in the three month period ended June 30, 2020.
Cost of service and supplies increased by approximately $0.3 million, or 44.7%, from $0.6 million for the three months ended June 30, 2020 to $0.8 million for the three months ended June 30, 2021. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 21.5% for the three months ended June 30, 2020 as compared to 25.4% for the three months ended June 30, 2021. The higher cost of service and supplies as a percentage of sales in the three months ended June 30, 2021 was primarily related to product mix, with lower margin Therapy products being a greater percentage of total sales in the three months ended June 30, 2021 than in the three month period ended June 30, 2020.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for the three months ended June 30, 2021 and 2020.
Six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	$ Change	% Change
Products	$2,786	$1,554	$1,232	79.3%
Service and supplies	1,699	1,502	197	13.1%
Amortization and depreciation	158	195	(37)	(19.0)%

Total cost of revenue	$4,643	$3,251	$1,392	42.8%

Gross profit	$11,827	$8,867	$2,960	33.4%

	Six Months Ended June 30,
	2021	2020
Segment gross profit:
Detection	$8,730	$7,000
Therapy	3,097	1,867

Segment gross profit	$11,827	$8,867

Gross profit for the six months ended June 30, 2021 was approximately $11.8 million, or 71.8% of revenue, as compared to $8.9 million, or 73.2% of revenue, for the six months ended June 30, 2020. The
COVID-19
pandemic adversely affected revenues from Detection products and the Therapy segment in the six months ended June 30, 2020, which resulted in lower gross profit in both segments in 2020. The higher gross profit as a percentage of sales in the six months ended June 30, 2020 was primarily related to product mix, with lower margin Therapy products being a greater percentage of total sales in the six months ended June 30, 2021 than in the six months ended June 30, 2020.
Cost of products increased by approximately $1.2 million, or 79.3%, from $1.5 million for the six months ended June 30, 2020 to $2.8 million for the six months ended June 30, 2021. Cost of product revenue as a percentage of product revenue was approximately 23.3% for the six months ended June 30, 2020 as compared to 27.6% for the six months ended June 30, 2021. The increase in cost of products is primarily due to the increased sales in both Therapy and Detection resulting in increases in cost of products of $1.0 and $0.2 million respectively. The higher cost of products as a percentage of sales in the six months ended June 30, 2021 was primarily related to product mix, with lower margin Therapy products being a greater percentage of total sales in the six months ended June 30, 2021 than in the six months ended June 30, 2020.

Cost of service and supplies increased by approximately $0.2 million, or 13.1%, from $1.5 million for the six months ended June 30, 2020 to $1.7 million for the six months ended June 30, 2021. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 27.6% for the six months ended June 30, 2020 as compared to 26.7% for the six months ended June 30, 2021. The lower cost of service and supplies as a percentage of sales in the six months ended June 30, 2021 was primarily related to reduced personnel costs as a percentage of total cost of service and supplies.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.2 million for both the six months ended June 30, 2021 and 2020.
Operating Expenses: (in thousands)
Three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020	Change	Change %
Operating expenses:
Engineering and product development	$2,268	$1,878	$390	20.8%
Marketing and sales	3,429	2,631	798	30.3%
General and administrative	2,652	2,110	542	25.7%
Amortization and depreciation	60	49	11	22.4%

Total operating expenses	$8,409	$6,668	$1,741	26.1%

Operating expenses increased by approximately $1.7 million, or 26.1%, from $6.7 million in the three months ended June 30, 2020 to $8.4 million in the three months ended June 30, 2021. The Company took steps throughout 2020 to reduce operating expenses during the
COVID-19
pandemic and this was evident in the three-months ended June 30, 2020. The Company reinstated furloughed employees and resumed some business travel based on relaxation of COVID-19 restrictions and the strength of the business, but the Company continues to take a disciplined approach with expenses, given the lingering risk of COVID-19 related negative impacts to the business.
Engineering and Product Development
. Engineering and product development costs increased by approximately $0.4 million, or 20.8%, from $1.9 million for the three months ended June 30, 2020 to $2.3 million for the three-months ended June 30, 2021. The increase is primarily due to personnel costs related to reinstatement of furloughed employees.
Marketing and Sales
. Marketing and sales expenses increased by approximately $0.8 million, or 30.3%, from $2.6 million in the three months ended June 30, 2020, to $3.4 million in the three months ended June 30, 2021. Both Detection and Therapy marketing and sales each increased by approximately $0.4 million The increase is primarily due to personnel costs including increased travel as compared to the three months ended June 30, 2020 when travel was impacted by the
COVID-19
pandemic.
General and Administrative
. General and administrative expenses increased by approximately $0.5 million, or 25.7.0%, from $2.1 million in the three months ended June 30, 2020 to $2.6 million for the three months ended June 30, 2021. The increase is primarily due to personnel costs related to reinstatement of furloughed employees.
Amortization and Depreciation.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, increased by approximately $11,000, or 22.4% from $49,000 for the three months ended June 30, 2020 to $60,000 for the three months ended June 30, 2021.

Other Income and Expense: (in thousands)
Three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020	Change	Change %
Interest expense	$(28)	$(115)	$87	(75.7)%
Other income	5	33	(28)	(84.8)%
Loss on extinguishment of debt	(386)	—	—	0.0%

	$(409)	$(82)	$59	(72.0)%

Tax benefit (expense)	—	(5)	5	(100.0)%
Interest expense
. Interest expense decreased $87,000, or 75.7%, from $115,000 in the three months ended June 30, 2020 to $28,000 for the three months ended June 30, 2021. The decrease is due to the timing of termination of the Loan Agreement.
Other income
. Other income decreased by approximately $28,000, or 84.8%, from $33,000 for the three months ended June 30, 2020 to $5,000 for the three months ended June 30, 2021.
Loss on extinguishment of debt:
The Company recorded a loss on extinguishment of approximately $386,000 related to the repayment and retirement of the Loan Agreement as of the three months ended June 30, 2021. The loss on extinguishment was composed of approximately $140,000 for a prepayment fee, $122,000 for the unaccrued final payment, $65,000 termination and other fees, and $58,000 for the unamortized and other closing costs from opening the loan.
Tax expense
. Tax expense decreased by approximately $5,000, or 100%, from $5,000 for the three months ended June 30, 2020 to $0 for the three months ended June 30, 2021. The Company has approximately $13,000 in non-income
related tax expense classified in operating expenses under ASU
2019-12
that had previously been classified here in tax expense. Tax expense is due to state non-income
and franchise-based taxes.
Operating Expenses: (in thousands)
Six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change	Change %
Operating expenses:
Engineering and product development	$4,460	$4,089	$371	9.1%
Marketing and sales	6,853	6,239	614	9.8%
General and administrative	4,803	4,642	161	3.5%
Amortization and depreciation	115	101	14	13.9%

Total operating expenses	$16,231	$15,071	$1,160	7.7%

Operating expenses increased by approximately $1.1 million, or 7.7%, from $15.1 million in the six months ended June 30, 2020 to $16.2 million in the six months ended June 30, 2021. The Company took steps throughout 2020 to reduce operating expenses during the
COVID-19
pandemic and this was evident in the six months ended June 30, 2020. The Company reinstated furloughed employees and resumed some business travel based on relaxation of COVID-19 restrictions and the strength of the business, but the Company continues to take a disciplined approach with expenses, given the lingering risk of COVID-19 related negative impacts to the business.
Engineering and Product Development
. Engineering and product development costs increased by approximately $0.4 million, or 9.1%, from $4.1 million for the six months ended June 30, 2020, to $4.5 million for the six months ended June 30, 2021. The increase is primarily due to personnel costs related to reinstatement of furloughed employees.
Marketing and Sales
. Marketing and sales expenses increased by approximately $0.6 million, or 9.8%, from $6.2 million in the six months ended June 30, 2020, to $6.8 million in the six months ended June 30, 2021. Both Detection and Therapy marketing and each sales increased by approximately $0.3 million. The increase is primarily due to personnel costs including increased travel as compared to the six months ended June 30, 2020 when travel was impacted by the
COVID-19
pandemic.

General and Administrative
. General and administrative expenses increased by approximately $0.2 million, or 3.5%, from $4.6 million in the six months ended June 30, 2020 to $4.8 million for the six months ended June 30, 2021. The increase is primarily due to personnel costs related to reinstatement of furloughed employees.
Amortization and Depreciation.
Amortization and depreciation which relates primarily to acquired intangible assets and depreciation of machinery and equipment, increased by approximately $14,000, or 13.9% from $101,000 for the six months ended June 30, 2020, to $115,000 for the six months ended June 30, 2021.
Other Income and Expense: (in thousands)
Six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change	Change %
Interest expense	$(140)	$(245)	$105	(42.9)%
Other income	7	75	(68)	(90.7)%
Loss on extinguishment of debt	(386)	(341)	(45)	13.2%
Loss on fair value of debentures	—	(7,464)	7,464	(100.0)%

	$(519)	$(7,975)	$7,456	(93.5)%

Tax expense	$—	$(31)	$31	(100.0)%
Interest expense
. Interest expense decreased $105,000, or 42.9%, from $245,000 in the six months ended June 30, 2020 to $140,000 for the six months ended June 30, 2021. The decrease is due to the timing of termination of the Loan Agreement.
Other income
. Other income decreased by approximately $68,000, or 90.7%, from $75,000 for the six months ended June 30, 2020 to $7,000 for the six months ended June 30, 2021.
Loss on extinguishment of debt:
The Company recorded a loss on extinguishment of approximately $386,000 related to the repayment and retirement of the Loan Agreement as of the three months ended June 30, 2021. The loss on extinguishment was composed of approximately $140,000 for a prepayment fee, $122,000 for the unaccrued final payment, $65,000 termination, and other fees, and $58,000 for the unamortized and other closing costs from opening the loan. In March 2020 the Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the SVB Loan Agreement. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, $114,000 termination fee, and $42,000 of unamortized and other closing costs.
Loss on fair value of debentures
. The Company recorded a loss of approximately $7.5 million in the six months ended June 30, 2020, which reflected an increase in the fair value of the unsecured subordinated convertible debentures issued in December 2018 from $13.7 million at December 31, 2019 to $21.2 million at February 21, 2020. Upon the consummation of the forced conversion of the debentures, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity during the three and six-months
ending June 30, 2020. As a result of the forced conversion there was no fair value adjustment for the six months ended June 30, 2021.
Tax expense
. Tax expense decreased by approximately $31,000, or 100%, from $31,000 for the six months ended June 30, 2020 to $0 for the six months ended June 30, 2021. The Company has approximately $26,000 in non-income
related tax expense classified in operating expenses under ASU
2019-12
that had previously been classified here in tax expense. Tax expense is due to state non-income
and franchise-based taxes.

Liquidity and Capital Resources
The Company believes that its cash and cash equivalents balance of $37.9 million as of June 30, 2021, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. In addition, the resurgence of the
COVID-19
pandemic could affect our liquidity. The Company will continue to closely monitor its liquidity and the capital and credit markets.
The Company’s cash on hand as of June 30, 2021 includes proceeds from the March 2, 2021 underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share resulting in net proceeds of approximately $23.2 million. On April 27, 2021, the Company repaid its obligations in the aggregate amount of $7,354,283 under and terminated the Loan Agreement entered into with the Bank on March 30, 2020 and amended on June 22, 2020 and the Company’s collateral securing the facility was released.
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
The Company had net working capital of $39.2 million at June 30, 2021. The ratio of current assets to current liabilities at June 30, 2021 and December 31, 2020 was 3.71 and 2.53 respectively.

	For the six months ended June 30,
	2021	2020
	(in thousands)
Net cash used for operating activities	$(5,577)	$(3,573)
Net cash used for investing activities	(336)	(186)
Net cash provided by financing activities	16,616	12,671

Increase in cash and equivalents	$10,703	$8,912

Net cash used for operating activities for the six months ended June 30, 2021 was $5.6 million, compared to $3.6 million for the six months ended June 30, 2020. The net cash used for operating activities for the six months ended June 30, 2021 primarily reflects our net loss and working capital changes resulting from decreases in accounts payable and accrued expenses as well as an increase in accounts receivable offset by a decrease in inventory and prepaid and other assets. We expect that net cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable and the timing of other payments.
Net cash used for investing activities for the six months ended June 30, 2021 was $336,000, compared to $186,000 for the six months ended June 30, 2020. The net cash used for investing activities for the six months ended June 30, 2021 and 2020 is primarily for purchases of property and equipment.
Net cash provided by financing activities for the six months ended June 30, 2021 was $16.6 million, compared to $12.7 million for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 is primarily from the March 2, 2021 underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share resulting in net proceeds of approximately $23.2 million. This was offset by repayment of the Loan Agreement to the Bank. The company also received $0.6 million from the issuance of common stock pursuant the Company’s stock option plan and $0.1 million for from the issuance of common stock pursuant the Employee Stock Purchase

Plan. Net cash provided by financing activities for the
six-months
ended June 30, 2020 was $12.7 million is primarily from the $12.3 million in net proceeds from the issuance of common stock and $7.0 million from the Loan Agreement with the Bank, offset by $4.6 million in repayment of the term loan with SVB and $2.0 million in repayment of the revolving loan with SVB.
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2021, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
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
of the Exchange Act) and have determined there are no changes in its internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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
non-conditional
release from Yeda of any and all claims related to the Complaint and the subject of the Complaint. Neither the Company nor Invivo acknowledged any wrongdoing at any point in connection with the Complaint or the subject matter thereof. The Escrowed Amount was reserved, in part, to cover any legal expenses related to the Asset Purchase Agreement and the transactions contemplated therein. The remaining balance of the Escrowed Amount following such expenses is due and payable to the Company in accord with the terms of the Asset Purchase Agreement. However, the Company is unaware of the amount Invivo may claim it is entitled to of the Escrowed Amount, if any, under the Asset Purchase Agreement. The Company and Invivo agreed that Invivo would pay $50,000 of the Escrowed Amount and the Company expensed approximately $93,000 in the three-months ended June 30, 2021.
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
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, our operations have been materially affected. Significant uncertainty remains as to the impact of the
COVID-19
pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A worsening of the levels of market disruption and volatility seen in the recent past will have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Our results for the quarter ending June 30, 2021 reflect a negative impact from the
COVID-19
pandemic due to some healthcare facilities’ additional focus on
COVID-19.
Although we do not provide guidance to investors relating to our results of operations, our results for the quarter ending September 30, 2021, and possibly future quarters, could reflect a negative impact from the
COVID-19
pandemic for similar reasons. Depending upon the duration and severity of the pandemic, the effect on our results over the long term is uncertain.
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
COVID-19
pandemic.

Item 6.	Exhibits

Exhibit No.	Description

3.1*	Certificate of Incorporation, as amended.

10.1*	2016 Stock Incentive Plan, as amended.

10.2	Consulting Agreement dated April 16, 2021, by and between iCAD, Inc. and Charles Carter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 28, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (iv) Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and June 30, 2020 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: August 6, 2021	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Charles R. Carter
	Name:	Charles R. Carter
	Title:	Chief Financial Officer (Principal Financial Officer)