Form 10-Q
period 2021-09-30
ICAD INC
filed 2021-11-10
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM

10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act)    YES  ☐    NO  ☒.
As of the close of business on November 1, 2021, there were 25,109,380 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except for share data)

	(Unaudited)
	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$35,805	$27,186
Trade accounts receivable, net of allowance for doubtful accounts of $87 in 2021 and $111 in 2020	11,792	10,027
Inventory, net	3,290	3,144
Prepaid expenses and other current assets	1,989	1,945

Total current assets	52,876	42,302

Property and equipment, net of accumulated depreciation of $7,020 in 2021 and $6,778 in 2020	925	744
Operating lease assets	1,176	1,758
Other assets	1,657	1,527
Intangible assets, net of accumulated amortization of $8,667 in 2021 and $8,494 in 2020	741	889
Goodwill	8,362	8,362

Total assets	$65,737	$55,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,651	$2,869
Accrued and other expenses	5,523	7,039
Lease payable — current portion	856	726
Deferred revenue	5,930	6,117

Total current liabilities	14,960	16,751

Lease payable, long-term portion	431	1,075
Notes payable, long-term portion	—	6,960
Deferred revenue, long-term portion	520	267
Deferred tax	5	4

Total liabilities	15,916	25,057

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 25,287,837 as of September 30, 2021 and 23,693,735 as of December 31, 2020.
Outstanding 25,102,006 as of September 30, 2021 and 23,508,575 as of December 31, 2020.	253	236
Additional paid-in capital	300,017	273,639
Accumulated deficit	(249,034)	(241,935)
Treasury stock at cost, 185,831 shares in 2021 and 2020	(1,415)	(1,415)

Total stockholders’ equity	49,821	30,525

Total liabilities and stockholders’ equity	$65,737	$55,582

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products	$6,320	$4,538	$16,429	$11,220
Service and supplies	3,041	2,591	9,401	8,027

Total revenue	9,361	7,129	25,830	19,247
Cost of revenue:
Products	1,807	1,345	4,592	2,899
Service and supplies	763	667	2,462	2,169
Amortization and depreciation	79	92	237	287

Total cost of revenue	2,649	2,104	7,291	5,355

Gross profit	6,712	5,025	18,539	13,892

Operating expenses:
Engineering and product development	2,285	1,849	6,745	5,938
Marketing and sales	3,886	2,979	10,739	9,218
General and administrative	2,658	1,834	7,461	6,476
Amortization and depreciation	64	52	178	153

Total operating expenses	8,893	6,714	25,123	21,785

Loss from operations	(2,181)	(1,689)	(6,584)	(7,893)
Interest expense	—	(115)	(141)	(360)
Other income	5	10	12	85
Loss on extinguishment of debt	—	—	(386)	(341)
Loss on fair value of convertible debentures	—	—	—	(7,464)

Other income (expense), net	5	(105)	(515)	(8,080)
Loss before income tax expense	(2,176)	(1,794)	(7,099)	(15,973)

Tax expense	—	(3)	—	(34)

Net loss and comprehensive loss	$(2,176)	$(1,797)	$(7,099)	$(16,007)

Net loss per share:
Basic	$(0.09)	$(0.08)	$(0.29)	$(0.73)

Diluted	$(0.09)	$(0.08)	$(0.29)	$(0.73)

Weighted average number of shares used in computing loss per share:
Basic	25,053	23,173	24,662	21,827

Diluted	25,053	23,173	24,662	21,827

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months ended September 30,
	2021	2020
	(in thousands)
Cash flow from operating activities:
Net loss	$(7,099)	$(16,007)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	176	234
Depreciation	242	206
Bad debt provision	(25)	80
Stock-based compensation	2,102	2,542
Amortization of debt discount and debt costs	17	65
Loss on extinguishment of debt	386	341
Deferred tax expense	—	1
Change in fair value of convertible debentures	—	7,464
Changes in operating assets and liabilities:
Accounts receivable	(1,827)	1,151
Inventory	(146)	(535)
Prepaid and other assets	493	69
Accounts payable	(217)	96
Accrued expenses	(2,028)	(2,322)
Deferred revenue	65	532

Total adjustments	(762)	9,924

Net cash used for operating activities	(7,861)	(6,083)

Cash flow from investing activities:
Additions to patents, technology and other	(24)	(11)
Additions to property and equipment	(426)	(275)

Net cash used for investing activities	(450)	(286)

Cash flow from financing activities:
Issuance of common stock pursuant to stock option plans	933	415
Issuance of common stock pursuant to Employee Stock Purchase Plan	190	209
Proceeds from issuance of common stock, net	23,229	12,174
Taxes paid related to restricted stock issuance	(59)	(225)
Principal payments of capital lease obligations	—	(4,638)
Repayment of debt financing	(7,363)	775
Repayment on line of credit	—	(2,000)
Proceeds from notes payable	—	6,957
Debt issuance costs	—	22

Net cash provided by financing activities	16,930	13,689

Increase in cash and equivalents	8,619	7,320
Cash and cash equivalents, beginning of period	27,186	15,313

Cash and cash equivalents, end of period	$35,805	$22,633

Supplemental disclosure of cash flow information:
Interest paid	$92	$127

Taxes paid	$—	$34

Issuance of common stock upon conversion of debentures	—	21,164

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$69

See accompanying notes to condensed consolidated financial statements.

Consolidated Statements of Stockholders’ Equity Year to Date
(In thousands except shares)

	Common Stock		Additional Paid-in Capital
	Number of Shares Issued	Par Value		Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2020	23,694,406	236	273,639	(241,935)	(1,415)	$30,525
Issuance of common stock relative to vesting of restricted stock	43,831	1	(60)	—	—	(59)
Issuance of common stock, net	1,393,738	14	23,215	—	—	23,229
Issuance of common stock pursuant to stock option plans	138,450	2	931	—	—	933
Issuance of common stock pursuant Employee Stock Purchase Plan	17,412	—	190	—	—	190
Stock-based compensation	—	—	2,102	—	—	2,102
Net loss	—	—	—	(7,099)	—	(7,099)

Balance at September 30, 2021	25,287,837	$253	$300,017	$(249,034)	$(1,415)	$49,821

Consolidated Statements of Stockholders’ Equity Quarter to Date
(In thousands except shares)

	Common Stock		Additional Paid-in Capital
	Number of Shares Issued	Par Value		Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at June 30, 2021	25,213,302	251	299,049	(246,858)	(1,415)	$51,027
Issuance of common stock relative to vesting of restricted stock	14,665	1	(60)	—	—	(59)
Issuance of common stock, net	54,702	1	296	—	—	297
Issuance of common stock pursuant to stock option plans	—	—	—	—	—	—
Issuance of common stock pursuant Employee Stock Purchase Plan	5,168	—	76	—	—	76
Stock-based compensation	—	—	656	—	—	656
Net loss	—	—	—	(2,176)	—	(2,176)

Balance at September 30, 2021	25,287,837	$253	$300,017	$(249,034)	$(1,415)	$49,821

Consolidated Statements of Stockholders’ Equity Year to Date
(In thousands except shares)

	Common Stock		Additional Paid-in Capital
	Number of Shares Issued	Par Value		Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2019	19,546,151	$196	$230,615	$(224,325)	$(1,415)	$5,071
Issuance of common stock relative to vesting of restricted stock, net	97,830	—	(225)	—	—	(225)
Issuance of common stock pursuant to stock option plans	94,678	1	416	—	—	417
Stock Issuance Net	1,562,500	16	12,158	—	—	12,174
Issuance of common stock pursuant Employee Stock Purchase Plan	34,857		209			209
Issuance of stock upon conversion of Debentures	1,819,466	18	21,146	—	—	21,164
Stock-based compensation	—	—	2,542			2,542
Net loss	—	—	—	(16,007)	—	(16,007)

Balance at September 30, 2020	23,155,482	$231	$266,861	$(240,332)	$(1,415)	$25,345

Consolidated Statements of Stockholders’ Equity Quarter to Date
(In thousands except shares)

	Common Stock		Additional Paid-in Capital
	Number of Shares Issued	Par Value		Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at June 30, 2020	23,060,272	$231	$266,211	$(238,535)	$(1,415)	$26,492
Issuance of common stock relative to vesting of restricted stock	29,106	—	(94)	—	—	(94)
Issuance of common stock pursuant to stock option plans	49,712	—	185	—	—	185
Stock Issuance Net	—	—	—	—	—	—
Issuance of common stock pursuant Employee Stock Purchase Plan	16,392	—	94	—	—	94
Issuance of stock upon conversion of Debentures	—	—	—	—	—	—
Stock-based compensation	—	—	465	—	—	465
Net loss	—	—	—	(1,797)	—	(1,797)

Balance at September 30, 2020	23,155,482	$231	$266,861	$(240,332)	$(1,415)	$25,345

Notes to Condensed Consolidated Financial Statements:
Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (together “iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2021, the results of operations of the Company for the three and nine-months ended September 30, 2021 and 2020, cash flows of the Company for the nine-months ended September 30, 2021 and 2020, and stockholders’ equity for the Company for the three and nine-months ended September 30, 2021 and 2020.
Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on March 15, 2021. The results for the three and nine-months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any future period.
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

It is currently not possible to predict the duration of the pandemic or the time needed for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. Although the United States and other countries have made significant progress related to vaccinating large portions of their populations, the efficacy of each individual vaccine against the multiple strains of the
COVID-19
virus is unknown. Moreover, a new “wave” of
COVID-19
cases may exacerbate the increased levels of market disruption and volatility seen in the recent past will have an adverse effect on the Company’s ability to access capital, on its business, results of operations and financial condition, and on the market price of its common stock.
The Company’s results for the quarter ending September 30, 2021 reflect a negative impact from the
COVID-19
pandemic due to some healthcare facilities’ additional focus on
COVID-19
and from the effect on our customers and po
t
ential customers of supply chain issues relating thereto. Although the Company does not provide guidance to investors relating to its future results of operations, its results for the quarter ending December 31, 2021, and possibly future quarters, could reflect a continued negative impact from the
COVID-19
pandemic for similar reasons. The duration and severity of the pandemic is unknown, and so the continued effect on the Company’s results over the long term is uncertain.
Although the Company did not experience any material impact to trade accounts receivable losses in the quarter ended September 30, 2021, the Company’s exposure may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current
COVID-19
pandemic, or other customer-specific factors. The Company has not historically experienced significant trade account receivable losses, but it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as clinical customers’ cash flows are impacted by healthcare business considerations related to the
COVID-19
pandemic.
Recently Adopted Accounting Pronouncements
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

	Three months ended September 30, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$4,454	$2,358	$6,812
Service contracts	1,554	398	1,952
Supply and source usage agreements	—	562	562
Professional services	—	35	35
Other	—	—	—

	$6,008	$3,353	$9,361
Timing of Revenue Recognition
Goods transferred at a point in time	$4,454	$2,393	$6,847
Services transferred over time	1,554	960	2,514

	$6,008	$3,353	$9,361
Sales Channels
Direct sales force	$3,629	$1,403	$5,032
OEM partners	2,379	—	2,379
Channel partners	—	1,950	1,950

	$6,008	$3,353	$9,361

	Nine months ended September 30, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines

Products	$11,778	$6,580	$18,358
Service contracts	4,737	1,109	5,846
Supply and source usage agreements	—	1,572	1,572
Professional services	—	54	54
Other	—	—	—

	$16,515	$9,315	$25,830

Timing of Revenue Recognition
Goods transferred at a point in time	$11,778	$6,633	$18,411
Services transferred over time	4,737	$2,682	7,419

	$16,515	$9,315	$25,830
Sales Channels
Direct sales force	$10,691	$3,632	$14,323
OEM partners	5,824	—	5,824
Channel partners	—	5,683	5,683

	$16,515	$9,315	$25,830

	Three months ended September 30, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,889	$1,038	$4,927
Service contracts	1,400	347	1,747
Supply and source usage agreements	—	444	444
Professional services	—	9	9
Other	2	—	2

	$5,291	$1,838	$7,129

Timing of Revenue Recognition
Goods transferred at a point in time	$3,889	$1,051	$4,940
Services transferred over time	1,402	787	2,189

	$5,291	$1,838	$7,129

Sales Channels
Direct sales force	$2,904	$857	$3,761
OEM partners	2,387	—	2,387
Channel partners	—	981	981

	$5,291	$1,838	$7,129

	Nine months ended September 30, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines

Products	$9,690	$2,959	$12,649
Service contracts	4,151	1,079	5,230
Supply and source usage agreements	—	1,305	1,305
Professional services	—	20	20
Other	43	—	43

	$13,884	$5,363	$19,247

Timing of Revenue Recognition
Goods transferred at a point in time	$9,731	$3,039	$12,770
Services transferred over time	4,153	2,324	6,477

	$13,884	$5,363	$19,247

Sales Channels
Direct sales force	$7,785	$3,131	$10,916
OEM partners	6,099	—	6,099
Channel partners	—	2,232	2,232

	$13,884	$5,363	$19,247

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
Contract balances

Contract balances
	Balance at	Balance at
	September 30, 2021	December 31, 2020
Receivables, which are included in ‘Trade accounts receivable’	$11,792	$10,027
Current contract assets, which are included in “Prepaid and other assets”	658	481
Non-current contract assets, which are included in “other assets”	1,602	1,434
Contract liabilities, which are included in “Deferred revenue”	6,450	6,384
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

Contract liabilities, or deferred revenue from contracts with customers, is primarily composed of fees related to long-term service arrangements, which are generally invoiced in advance. Deferred revenue also includes payments for installation and training that has not yet been completed and other offerings for which the Company has been paid in advance and earn ed
the revenue when it transfers control of the product or service. The balance of deferred revenue at September 30, 2021 and December 31, 2020 was as follows (in thousands):

Contract liabilities	September 30, 2021	December 31, 2020

Short term	$5,930	$6,117
Long term	520	267

Total	$6,450	$6,384

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Nine Months Ended September 30, 2021

Balance at beginning of period	$6,384
Deferral of revenue	9,761
Recognition of deferred revenue	(9,695)

Balance at end of period	$6,450

The Company
 expects to recognize estimated revenues related to performance obligation that are
unsatisfied (or partially satisfied) in
the
amounts of approximately $2.3 million in 2021, $4.3 million in 2022, and $1.7 million in 2023, $1.1 million in 2024, $1.1 million in 2025 and $0.2 million in 2026.
Note 2 – Net Loss per Common Share
The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.
A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(2,176)	$(1,797)	$(7,099)	$(16,007)

Shares used in the calculation of basic and diluted net loss per share	25,053	23,173	24,662	21,827

Diluted shares used in the calculation of net loss per share	25,053	23,173	24,662	21,827

Net loss per share—basic and diluted	$(0.09)	$(0.08)	$(0.29)	$(0.73)

The shares of the Company’s common stock issuable upon the exercise of convertible securities, stock options and vesting of restricted stock that were excluded from the
calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	As of September 30,

	2021	2020

Stock options	2,509,511	1,971,704
Restricted stock	1,750	29,166

Total	2,511,261	2,000,870

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
$0.2 million for both periods ended September 30, 2021
and
December 31, 2020.

	September 30, 2021	December 31, 2020
Raw materials	$1,845	$1,538
Work in process	104	76
Finished Goods	1,567	1,774

Inventory Gross	3,516	3,388
Inventory Reserve	(225)	(244)

Inventory Net	$3,290	$3,144

Note 4 – Financing Arrangements
(a) Loan and Security Agreement – Western Alliance Bank
On March 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank (the “Bank”) that provided an initial term loan (“Term Loan”) facility of $7.0 million and a $5.0 million revolving line of credit.
I
nterest in arrears on the Term Loan began to be repaid on April 1, 2020 and will continue to be paid on the first of each successive month thereafter until the
 principal repayment starts. Commencing on the principal repayment date March 1, 2022 and continuing on the first day of each month thereafter, the Company will make equal monthly payments of principal, together with applicable interest in arrears, to the Bank. The interest rate is set at 1% above the Prime Rate, which is defined in the Loan Agreement as the greater of 4.25% or the Prime Rate published in the Money Rates section of the Western Edition of the Wall Street Journal. The Prime Rate as of September 30, 2020 was 3.25%.
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

The key inputs to the valuation models that were utilized to estimate the fair value of the Convertible Debentures included:

Input	December 31, 2019	February 21, 2020

Company’s stock price	$7.77	$11.64
Conversion price	4.00	4.00
Remaining term (years)	1.97	0.00
Equity volatility	49.00%	N/A
Risk free rate	1.57%	N/A
Probability of default event 1	0.45%	N/A
Utilization of Forced Conversion (if available) 1	100.00%	100.00%
Exercise of Default Redemption (if available) 1	100.00%	N/A
Effective discount rate 1	18.52%	N/A

1	Represents a Level 3 unobservable input, as defined in Note 8—Fair Value Measurements, below.
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
(d) Principal and Interest Payments Related to Financing Arrangements
The Company no longer has any financing agreements as of September 30, 2021.
The following amounts are included in interest expense in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cash interest expense	$—	$94	$141	$232
Interest on convertible debentures	—	—	—	49
Accrual of notes payable final payment	—	8	—	47
Amortization of debt costs	—	13	—	32

Total interest expense	$—	$115	$141	$360

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
ASC 842 includes a number of reassessment and
re-measurement
requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement
requirements and identified two lease modifications which are reflected in the table below showing the maturity of the Company’s lease liabilities as of September 30, 2021. This includes an extension of an operating lease for the facility leased by the Company in San Jose, California as well as some equipment. In addition, there were no impairment indicators identified during the quarter ended September 30, 2021 that required an impairment test for the Company’s right-of-use
assets or other long-lived assets in accordance with ASC 360 10 “Property Plant and Equipment” (“ASC 360”).
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease
components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to not separate its accounting of lease components and non-lease
components for real estate and equipment leases.

Components of Leases:
The Company has leases for office space and office equipment. The leases have remaining lease terms ranging from less than one year to four years and six months as of September 30, 2021.
The components of lease expense for the three and nine months ended September 30, 2021 are as follows (in thousands):

Lease Cost	Classification	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost—Right of Use Asset	Operating expenses	$214	$649
Operating lease cost—Variable	Operating expenses	63	$127

Total		$277	$776

Other information related to leases was as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cash paid from operating cash flows for operating leases	$230	$581

As of September 30, 2021

Weighted-average remaining lease term of operating leases (in years)	1.47
Weighted-average discount rate for operating leases	5.5%

Maturity of the Company’s lease liabilities as of September 30, 2021 was as follows (in thousands):

As of September 30, 2021:	Operating Leases

2021	229
2022	899
2023	211
2024	5

Total lease payments	1,344
Less: imputed interest	(57)

Total lease liabilities	1,287
Less: current portion of lease liabilities	(856)

Long-term lease liabilities	$431
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

(b) Stock-Based Compensation
The Company
granted options to purchase 403,000 and 831,938 shares of the Company’s stock during the three and nine months e nded
September 30, 2021 respectively. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Average risk-free interest rate	0.41%	0.15%	0.28%	0.79%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	65.57% to 67.42%	66.0% to 66.0%	65.57% to 67.42%	50.2 to 65.7%
Weighted average exercise price	$15.04	$8.84	$16.61	$10.08
Weighted average fair value	$6.18	$4.11	$7.34	$4.34

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020

Cost of revenue	$3	$3	$20	$28
Engineering and product development	73	64	281	406
Marketing and sales	149	61	629	608
General and administrative	431	337	1,172	1,500

	$656	$465	$2,102	$2,542

As of September 30, 2021, unrecognized compensation cost (in thousands) related to unvested options and unvested restricted stock and the weighted average term of such equity instruments is as follows:

Remaining expense	$4,972
Weighted average term	1.3
The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date.
The Company
did not grant any shares of restricted stock during the three-months ended September 30, 2021 or 2020. The Company granted 22,488 and 0 shares of restricted stock during the nine-months ended September 30, 2021 and 2020, respectively.
The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	As of September 30,

Aggregate intrinsic value	2021	2020
Stock options	$8,765	$6,679
Restricted stock	19	257
The Company
issued 54,702 and 138,450 shares of common stock upon the exercise of outstanding stock options in the three and nine-months ended September 30, 2021 respectively. The Company received cash proceeds of approximately $0.3 million and
$0.9
million
in the three and nine-months ended September 30, 2021 respectively. The intrinsic value of restricted shares that vested in the three and nine months ended September 30, 2021 was $0.0 million and $0.5 million respectively. There were 19,863 and 49,904 restricted shares that vested in the three and nine months ended September 30, 2021 respectively.
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
The Company issued 5,168 and 17,412 shares under the ESPP in the three and nine-months ended September 30, 2021 respectively. The Company recorded approximately $23,000 and $76,000 of stock-based compensation expense pursuant to ESPP for the three and nine-months ended September 30, 2021 respectively. The accumulation period under the ESPP commenced on July 1, 2021 and ended on September 30, 2021, and the related shares purchased by the participants were issued in October 2021. As of September 30, 2021, the Company recorded a liability of approximately $89,000 related to employee withholdings in connection with the ESPP accumulation period ended September 30, 2021, which was included as a component of accrued expenses and other current liabilities.
Note 7 – Commitments and Contingencies
Other Commitments
The Company is obligated to pay approximately $4.3 million for firm purchase obligations to suppliers for future product and service deliverables and $0.2 million for minimum royalty obligations.
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
non-conditional
release from Yeda of any and all claims related to the Complaint and the subject of the Complaint. Neither the Company nor Invivo acknowledged any wrongdoing at any point in connection with the Complaint or the subject matter thereof. The Escrowed Amount was reserved, in part, to cover any legal expenses related to the Asset Purchase Agreement and the transactions contemplated therein. The remaining balance of the Escrowed Amount following such expenses is due and payable to the Company in accordance with the terms of the Asset Purchase Agreement. The Company and Invivo agreed that Invivo would pay $50,000 of the Escrowed Amount and the Company expensed approximately $93,000 in the second quarter of 2021.
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

Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total

Assets
Money market accounts	$27,186	—	—	$27,186

Total Assets	$27,186	—	—	$27,186

Fair Value Measurements (in thousands) as of September 30, 2021
	Level 1	Level 2	Level 3	Total

Assets
Money market accounts	$35,805	—	—	$35,805

Total Assets	$35,805	—	—	$35,805

Note 9 – Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act was enacted on March 27, 2020 and did not have a material impact on the Company’s provision for income taxes for the three and nine months ended September 30, 2021.
The Company recorded an income tax provision of $0 for the three and nine months ended September 30, 2021, and $3,000 and $34,000 for the three and nine months ended September 30, 2020. The Company adopted ASU
2019-12
as of January 1, 2021, in accordance with this provision
non-income
and state franchise taxes are now classified as a component of operating expenses in General and Administrative expense. Income based tax expense will continue to be recognized as tax expense in the Consolidated Financial Statements. Tax expense for three and nine months ended September 30, 2020 represent non-income
and state franchise tax, however the expense was not reclassified to operating expenses in accordance with ASU
2019-12.
The Company had no material unrecognized tax benefits and a deferred tax liability of approximately $4,000 related to tax amortizable goodwill. No other adjustments were required under ASC 740, “Income Taxes.” The Company does not expect that its unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2021.
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
The Company has two operating segments, Detection and Therapy, as further discussed in Note 12 below.
A rollforward of goodwill activity by reportable segment is as follows (in thousands)
:

	Consolidated reporting unit	Detection	Therapy	Total
Accumulated Goodwill	$47,937	$—	$—	$47,937
Accumulated impairment	(26,828)	—	—	(26,828)
Fair value allocation	(21,109)	7,663	13,446	—
Acquisition of DermEbx and Radion	—	—	6,154	6,154
Acquisition measurement period adjustments	—	—	116	116
Acquisition of VuComp	—	1,093	—	1,093
Sale of MRI assets	—	(394)		(394)
Impairment	—	—	(19,716)	(19,716)

Balance at December 31, 2020 and September 30, 2021	—	8,362	—	8,362
There were no impairment indicators present as of September 30, 2021.
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
The Company determined there were no such triggering events in the quarter ended September 30, 2021.
2
6

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
The Company does not track assets by operating segment and the Company’s CODM does not use asset information by segment to allocate resources or make operating decisions. Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to US GAAP loss before income tax is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Segment revenues:
Detection	$6,008	$5,291	$16,515	$13,885
Therapy	3,353	1,838	9,315	5,362

Total Revenue	$9,361	$7,129	$25,830	$19,247

Segment gross profit:
Detection	$5,058	$4,227	$13,788	$11,227
Therapy	1,654	798	4,751	2,665

Segment gross profit	$6,712	$5,025	$18,539	$13,892

Segment operating income (loss):
Detection	$671	$866	$1,664	$721
Therapy	(173)	(711)	(735)	(2,149)

Segment operating income (loss)	$498	$155	$929	$(1,428)

General, administrative, depreciation and amortization expense	$(2,679)	$(1,844)	$(7,513)	$(6,465)
Interest expense	—	(115)	(141)	(360)
Other income	5	10	12	85
Loss on extinguishment of debt	—	—	(386)	(341)
Fair value of convertible debentures	—	—	—	(7,464)

Loss before income tax	$(2,176)	$(1,794)	$(7,099)	$(15,973)

2
7

Note 13 – Recent Accounting Pronouncements
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
None.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information included in this Item 2 and elsewhere in this Form
10-Q
that are not historical facts contain statements that may be deemed “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve or may involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to following: the impact of the
COVID-19
pandemic on the Company’s business and the global economy; uncertainty of future sales and expense levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, regulatory changes and requirements applicable to the Company’s products, product market acceptance, possible technological obsolescence of products, increased competition, integration of acquired businesses, the impact of litigation and/or government regulation, changes in Medicare reimbursement policies, competitive factors, the effects of a decline in the economy in markets served by the Company and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date the statement was made. Except as required by law, iCAD undertakes no obligation to update any such forward-looking statements to reflect events or circumstances after the date of such statements.
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
In the Therapy segment, the Company offers the Xoft System, an isotope-free cancer radiation treatment platform technology. The Xoft System can be used for the treatment of early-stage breast cancer, endometrial cancer, cervical cancer and nonmelanoma skin cancer.
On January 30, 2017, the Company completed the sale of certain intellectual property relating to the VersaVue Software and the DynaCAD product and related assets to Invivo for $3,200,000 in cash with a holdback amount of $350,000. The Company recently settled litigation with a third-party relating to this transaction, as further described in Note 7 hereto. The nine months ended September 30, 2020 and 2021 includes a $0.3 and $0.4 million charge related to the loss on the extinguishment of debt respectively, while the nine months ended September 30, 2020 included a $7.8 million charge related to the losses on the extinguishment of debentures and debt. In April 2021, the Company used approximately $7.4 million of cash to repay its credit facility in full.
The Company’s headquarters are located in Nashua, New Hampshire, with a manufacturing facility in New Hampshire and an operations, research, development, manufacturing and warehousing facility in San Jose, California.
COVID-19
Impact
On March 12, 2020, the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of the
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, the Company’s operations have been materially affected. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on the Company’s operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A worsening level of market disruption and volatility seen in the recent past will have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of operations and financial condition, and on the market price of the Company’s common stock. The Company’s results for the quarter ending September 30, 2021, as well as our results for all prior quarters beginning with Q1 2020, reflect a negative impact from the
COVID-19
pandemic, due to some healthcare facilities’ additional focus on
COVID-19
and from the effect on our customers and potential customers of supply chain issues relating thereto. Although the Company does not provide guidance to investors relating to the Company’s results of operations, the Company’s results for the quarter ending December 31, 2021, and possibly future quarters, could reflect a continued negative impact from the
COVID-19
pandemic for similar reasons.
During the first quarter of fiscal 2020, the Company entered into an equity distribution agreement with JMP Securities to provide for an at-
the-market
offering program to provide additional potential liquidity through the sale of common stock having a value of up to $25.0 million (the “ATM Facility”). On December 17, 2020 the Company sold 470,704 shares of common stock under the ATM Facility for gross proceeds of approximately $6.6 million and net proceeds of approximately $6.1 million. On March 2, 2021, the Company terminated the ATM Facility. Also on March 2, 2021, the Company entered into an underwriting agreement with Guggenheim Securities, LLC, as representative of the several underwriters thereto, in connection with an underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share. The offering closed on March 5, 2021 for gross proceeds of approximately $25.1 million and net proceeds of approximately $23.2 million to the Company. The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $35.8 million at September 30, 2021 and anticipated revenue and cash collections. However, the resurgence of the
COVID-19
pandemic could affect the Company’s liquidity.

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
Other than as described herein, there have been no additional material changes to the Company’s critical accounting policies as discussed in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on March 15, 2021 (the “2020
10-K”).
For a comprehensive list of the Company’s critical accounting policies, reference should be made to the 2020
10-K.

Three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020.
Revenue: (in thousands)
Three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	Change	% Change
Detection revenue
Product revenue	$4,454	$3,889	$565	14.5%
Service and supplies revenue	1,554	1,402	152	10.8%

Subtotal	6,008	5,291	717	13.6%

Therapy revenue
Product revenue	1,866	649	1,217	187.5%
Service and supplies revenue	1,487	1,189	298	25.1%

Subtotal	3,353	1,838	1,515	82.4%

Total revenue	$9,361	$7,129	$2,232	31.3%

Total revenue increased by approximately $2.2 million, or 31.3%, from $7.1 million for the three months ended September 30, 2020 to $9.4 million for the three months ended September 30, 2021. The increase is due to an increase in Therapy revenue of approximately $1.5 million and Detection revenue of $0.7 million.
Detection product revenue increased by approximately $0.6 million, or 14.5%, from $3.9 million for the three months ended September 30, 2020 to $4.5 million for the three months ended September 30, 2021. The overall increase is due primarily to an increase in direct customer revenue of $0.4 million and an increase in original equipment manufacturer customer revenue of $0.2 million, in each case relating primarily to revenue from 3D imaging and density assessment products.
Detection service and supplies revenue, which is primarily sold to direct customers, increased by $0.2 million, or 10.8%, from $1.4 million in the three months ended September 30, 2020 to $1.6 million in the three months ended September 30, 2021.
Therapy product revenue increased by approximately $1.2 million, or 187.5%, from $0.7 million for the three months ended September 30, 2020 to $1.9 million for the three months ended September 30, 2021. Therapy product revenue is related to the sale of the Company’s Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price. The Company believes that Therapy product revenue was adversely affected by the
COVID-19
pandemic during the three months ended September 30, 2020, due to stay-at-home
and social distancing orders as well as the uncertainty in the market.
Therapy service and supplies revenue increased by approximately $0.3 million, or 25.1%, from $1.2 million for the three months ended September 30, 2020 to $1.5 million for the three months ended September 30, 2021. The Company believes that Therapy service and supplies revenue, specifically the use of balloons for procedures, was adversely affected by the
COVID-19
pandemic during the three months ended September 30, 2020, due to stay-at-home
and social distancing orders as well as the uncertainty in the market. The Company saw higher service and supplies revenues due to higher balloon sales in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The Company is not able to predict how the
COVID-19
pandemic will affect future Therapy service and supplies revenue.

Nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change	% Change
Detection revenue
Product revenue	$11,779	$9,691	$2,088	21.5%
Service revenue	$4,736	4,194	542	12.9%

Subtotal	16,515	13,885	2,630	18.9%

Therapy revenue
Product revenue	$4,650	1,529	3,121	204.1%
Service revenue	$4,665	3,833	832	21.7%

Subtotal	9,315	5,362	3,953	73.7%

Total revenue	$25,830	$19,247	$6,583	34.2%

Total revenue increased by approximately $6.6 million, or 34.2%, from $19.2 million for the nine months ended September 30, 2020 to $25.8 million for the nine months ended September 30, 2021. The increase is due to an increase in Therapy revenue of approximately $4.0 million and an increase in Detection revenue of $2.6 million.
Detection
product revenue increased by approximately $2.1 million, or 21.5%, from $9.7 million for the nine months ended September 30, 2020 to $11.8 million for the nine months ended September 30, 2021. The overall increase is due primarily to an increase in direct customer revenue from 3D imaging and density assessment products. The Company believes that the

COVID-19

pandemic also adversely affected revenues during the nine months ended September
 30, 2020.
Detection service and supplies revenue, which is primarily sold to direct customers, increased by $0.5 million, or 12.9%, from $4.2 million in the nine months ended September 30, 2020 to $4.7 million in the nine months ended September 30, 2021.
Therapy product revenue increased by approximately $3.1 million, or 204.1%, from $1.5 million for the nine months ended September 30, 2020 to $4.6 million for the nine months ended September 30, 2021. Therapy product revenue is related to the sale of the Company’s Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price. The Company believes that Therapy product revenue was adversely affected by the
COVID-19
pandemic during the nine months ended September 30, 2020, due to stay-at-home
and social distancing orders as well as the uncertainty in the market.
Therapy service and supplies revenue increased by approximately $0.8 million, or 21.7%, from $3.8 million for the nine months ended September 30, 2020 to $4.7 million for the nine months ended September 30, 2021. The Company believes that Therapy service and supplies revenue, primarily the use of balloons for procedures, was adversely affected by the
COVID-19
pandemic during the nine months ended September 30, 2020, due to stay-at-home
and social distancing orders as well as the uncertainty in the market. The Company saw higher service and supplies revenues due to higher balloon sales in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The Company is not able to predict how the
COVID-19
pandemic will affect future Therapy service and supplies revenue.

Cost of Revenue and Gross Profit: (in thousands)
Three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	Change	% Change
Products	$1,807	$1,345	$462	34.3%
Service and supplies	763	667	96	14.4%
Amortization and depreciation	79	92	(13)	(14.1)%

Total cost of revenue	$2,649	$2,104	$545	25.9%

Gross profit	$6,712	$5,025	$1,687	33.6%

	Three months ended September 30,
	2021	2020	Change	% Change
Detection gross profit	$5,058	$4,227	$831	19.7%
Therapy gross profit	1,654	798	856	107.3%

Gross profit	6,712	5,025	1,687	33.6%

Gross profit for the three months ended September 30, 2021 was approximately $6.7 million, or 71.7% of revenue, as compared to $5.0 million, or 70.5% of revenue, for the three months ended September 30, 2020. The
COVID-19
pandemic adversely affected revenues from Detection products and the Therapy segment in the three months ended September 30, 2020, which resulted in lower gross profit in both segments in 2020. The higher gross profit as a percentage of sales in the three months ended September 30, 2021 was primarily related to product mix, with lower margin Therapy products being a greater percentage of total sales in the three months ended September 30, 2021 than in the three month period ended September 30, 2020.
Cost of products increased by approximately $0.5 million, or 34.3%, from $1.3 million for the three months ended September 30, 2020 to $1.8 million for the three months ended September 30, 2021. Cost of product revenue as a percentage of product revenue was approximately 29.6% for the three months ended September 30, 2020 as compared to 28.6% for the three months ended September 30, 2021. The increase in cost of products is primarily due to the increased sales in both Therapy and Detection. The decrease in cost of products as a percentage of product revenue in the three months ended September 30, 2021 was primarily due to a hardware upgrade sale for the Detection business with a lower than standard average selling price in the three months ended September 30, 2020.
Cost
of service and supplies increased by approximately $0.1 million, or 14.4%, from $0.7 million for the three months ended September 30, 2020 to $0.8 million for the three months ended September 30, 2021. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 25.7% for the three months ended September 30, 2020 as compared to 25.1% for the three months ended September 30, 2021. The lower cost of service and supplies as a percentage of sales in the three months ended September 30, 2021 was primarily related to an overall increase in service and supplies revenue of approximately 17.4% in the three month period ended September 30, 2021 compared to the three month period ended September 30, 2020 with only a limited increase in personnel costs
.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for the three months ended September 30, 2021 and 2020.
Nine months ended September 30, 2021 and 2020:

	2021	2020	Change	% Change
Products	$4,592	$2,899	$1,693	58.4%
Service and supplies	2,462	2,169	293	13.5%
Amortization and depreciation	237	287	(50)	(17.4)%

Total cost of revenue	$7,291	$5,355	$1,936	36.2%

Gross profit	$18,539	$13,892	$4,647	33.5%

	Nine months ended September 30,
	2021	2020	Change	% Change
Detection gross profit	$13,788	$11,227	$2,561	22.8%
Therapy gross profit	4,751	2,665	2,086	78.3%

Gross profit	18,539	13,892	4,647	33.5%

Gross profit for the nine months ended September 30, 2021 was approximately $18.5 million, or 71.8% of revenue, as compared to $13.9 million, or 72.2% of revenue, for the nine months ended September 30, 2020. The
COVID-19
pandemic adversely affected revenues from Detection products and the Therapy segment in the nine month ended September 30, 2020, which resulted in lower gross profit in both segments in 2020. The higher gross profit as a percentage of sales in the nine months ended September 30, 2020 was primarily related to product mix, with lower margin Therapy products being a greater percentage of total sales in the nine months ended September 30, 2021 than in the nine month period ended September 30, 2020.
Cost of products increased by approximately $1.7 million, or 58.4%, from $2.9 million for the nine months ended September 30, 2020 to $4.6 million for the nine months ended September 30, 2021. Cost of product revenue as a percentage of product revenue was approximately 25.8% for the nine months ended September 30, 2020 as compared to 28.0% for the nine months ended September 30, 2021. The increase in cost of products is primarily due to the increased sales in both Therapy and Detection resulting in increases in cost of products of $1.6 and $0.1 million respectively. The higher cost of products as a percentage of sales in the nine months ended September 30, 2021 was primarily related to product mix, with lower margin Therapy products being a greater percentage of total sales in the nine months ended September 30, 2021 than in the nine month period ended September 30, 2020.
Cost
of service and supplies increased by approximately $0.3 million, or 13.5%, from $2.2 million for the nine months ended September 30, 2020 to $2.5 million for the nine months ended September 30, 2021. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 27.0% for the nine months ended September 30, 2020 as compared to 26.2% for the nine months ended September 30, 2021. The lower cost of service and supplies as a percentage of sales in the nine months ended September 30, 2021 was primarily related to an overall increase in service and supplies revenue of approximately 17.1% in the nine month period ended September 30, 2021 compared to the nine month period ended September 30, 2020 with only limited increase in personnel costs
.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.3 million for the nine months ended September 30, 2020 as compared to $0.2 million for the nine months ended September 30, 2021.
Operating Expenses: (in thousands)
Three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	Change	Change %
Operating expenses:
Engineering and product development	$2,285	$1,849	$436	23.6%
Marketing and sales	3,886	2,979	907	30.4%
General and administrative	2,658	1,834	824	44.9%
Amortization and depreciation	64	52	12	23.1%

Total operating expenses	$8,893	$6,714	$2,179	32.5%

Operating expenses increased by approximately $2.2 million, or 32.5%, from $6.7 million in the three months ended September 30, 2020 to $8.9 million in the three months ended September 30, 2021. The Company took steps throughout 2020 to reduce operating expenses during the
COVID-19
pandemic and this was evident in the three-months ended September 30, 2020. The Company has since reinstated furloughed employees and resumed some business travel based on relaxation of
COVID-19
restrictions and the strength of the business, but the Company continues to take a disciplined approach with expenses, given the lingering risk of
COVID-19
related negative impacts to the business.
Engineering and Product Development
. Engineering and product development costs increased by approximately $0.4 million, or 23.6%, from $1.9 million for the three months ended September 30, 2020 to $2.3 million for the three-months ended September 30, 2021. The increase is primarily due to personnel costs related to reinstatement of furloughed employees.
Marketing and Sales
. Marketing and sales expenses increased by approximately $0.9 million, or 30.4%, from $3.0 million in the three months ended September 30, 2020, to $3.9 million in the three months ended September 30, 2021. Detection marketing and sales increased by approximately $0.7 million and Therapy marketing and sales increased by $0.2 million. The increases are primarily due to personnel costs and increased travel as compared to the three months ended September 30, 2020 when travel was impacted by the
COVID-19
pandemic.
General and Administrative
. General and administrative expenses increased by approximately $0.8 million, or 44.9%, from $1.8 million in the three months ended September 30, 2020 to $2.7 million for the three months ended September 30, 2021. The increase is primarily due to personnel costs related to reinstatement of furloughed employees, new hires, consulting costs, and costs associated with recruiting personnel across the organization.

Amortization and Depreciation.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, increased by approximately $12,000, or 23.1% from $52,000 for the three months ended September 30, 2020 to $64,000 for the three months ended September 30, 2021.
Other Income and Expense: (in thousands)
Three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	Change	Change %
Interest expense	$—	$(115)	$115	(100.0)%
Other income	5	10	(5)	(50.0)%

	$5	$(105)	$110	(104.8)%

Tax benefit (expense)	$—	$(3)	$3	(100.0)%
Interest expense
. Interest expense decreased $115,000, or 100%, from $115,000 in the three months ended September 30, 2020 to $0 for the three months ended September 30, 2021. The decrease is due to the timing of termination of the Loan Agreement.
Other income
. Other income decreased by approximately $5,000, or 50.0%, from $10,000 for the three months ended September 30, 2020 to $5,000 for the three months ended September 30, 2021.
Tax expense
. Tax expense decreased by approximately $3,000, or 100%, from $3,000 for the three months ended September 30, 2020 to $0 for the three months ended September 30, 2021. The Company has approximately $42,000 in non-income
related tax expense classified in operating expenses under ASU
2019-12
that had previously been classified here in tax expense. Tax expense includes state non-income
and franchise-based taxes.
Operating Expenses: (in thousands)
Nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change	Change %
Operating expenses:
Engineering and product development	$6,745	$5,938	$807	13.6%
Marketing and sales	10,739	9,218	1,521	16.5%
General and administrative	7,461	6,476	985	15.2%
Amortization and depreciation	178	153	25	16.3%

Total operating expenses	$25,123	$21,785	$3,338	15.3%

Operating expenses increased by approximately $3.3 million, or 15.3%, from $21.8 million in the nine months ended September 30, 2020 to $25.1 million in the nine months ended September 30, 2021. The Company took steps throughout 2020 to reduce operating expenses during the
COVID-19
pandemic and this was evident in the nine months ended September 30, 2020. The Company has since reinstated furloughed employees and resumed some business travel based on relaxation of
COVID-19
restrictions and the strength of the business, but the Company continues to take a disciplined approach with expenses, given the lingering risk of
COVID-19
related negative impacts to the business.
Engineering and Product Development
. Engineering and product development costs increased by approximately $0.8 million, or 13.6%, from $5.9 million for the nine months ended September 30, 2020, to $6.7 million for the nine months ended September 30, 2021. The increase is primarily due to personnel costs related to reinstatement of furloughed employees.
Marketing and Sales
. Marketing and sales expenses increased by approximately $1.5 million, or 16.5%, from $9.2 million in the nine months ended September 30, 2020, to $10.7 million in the nine months ended September 30, 2021. Detection marketing and sales increased by approximately $1.1 million and Therapy marketing and sales increased by $0.4 million. The increases are primarily due to personnel costs including new hires, commissions on higher sales, and increased travel as compared to the nine months ended September 30, 2020 when travel was impacted by the
COVID-19
pandemic.

General and Administrative
. General and administrative expenses increased by approximately $1.0 million, or 15.2%, from $6.5 million in the nine months ended September 30, 2020 to $7.5 million for the nine months ended September 30, 2021. The increase is primarily due to personnel costs related to reinstatement of furloughed employees, new hires, consulting costs, and costs associated with recruiting personnel across the organization.
Amortization and Depreciation.
Amortization and depreciation which relates primarily to acquired intangible assets and depreciation of machinery and equipment, increased by approximately $25,000, or 16.3% from $153,000 for the nine months ended September 30, 2020, to $178,000 for the nine months ended September 30, 2021.
Other Income and Expense: (in thousands)
Nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change	Change %
Interest expense	$(141)	$(360)	$219	(60.8)%
Other income	12	85	(73)	(85.9)%
Loss on extinguishment of debt	(386)	(341)	(45)	13.2%
Loss on fair value of debentures	—	(7,464)	7,464	(100.0)%

	$(515)	$(8,080)	$7,565	(93.6)%

Tax benefit (expense)	$—	$(34)	$34	(100.0)%
Interest expense
. Interest expense decreased $219,000, or 60.8%, from $360,000 in the nine months ended September 30, 2020 to $141,000 for the nine months ended September 30, 2021. The decrease is due to the timing of termination of the Loan Agreement.
Other income
. Other income decreased by approximately $73,000, or 85.9%, from $85,000 for the nine months ended September 30, 2020 to $12,000 for the nine months ended September 30, 2021.
Loss on extinguishment of debt:
The Company recorded a loss on extinguishment of approximately $386,000 related to the repayment and retirement of the Loan Agreement as of the nine months ended September 30, 2021. The loss on extinguishment was composed of approximately $140,000 for a prepayment fee, $122,000 for the unaccrued final payment, $65,000 termination, and other fees, and $58,000 for the unamortized and other closing costs from opening the loan. In March 2020 the Company recorded a loss on extinguishment of approximately $341,000 related to the repayment and retirement of the SVB Loan Agreement. The loss on extinguishment was composed of approximately $185,000 for the unaccrued final payment, $114,000 termination fee, and $42,000 of unamortized and other closing costs.
Loss on fair value of debentures
. The Company recorded a loss of approximately $7.5 million in the nine months ended September 30, 2020, which reflected an increase in the fair value of the unsecured subordinated convertible debentures issued in December 2018 from $13.7 million as of December 31, 2019 to $21.2 million as of February 21, 2020. Upon the consummation of the forced conversion of the debentures, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity during the nine-months ending September 30, 2020. As a result of the forced conversion there was no fair value adjustment for the nine months ended September 30, 2021.
Tax expense
. Tax expense decreased by approximately $34,000, or 100%, from $34,000 for the nine months ended September 30, 2020 to $0 for the nine months ended September 30, 2021. The Company has approximately $98,000 in non-income
related tax expense classified in operating expenses under ASU
2019-12
that had previously been classified here in tax expense. Tax expense includes state non-income
and franchise-based taxes.

Liquidity and Capital Resources
The Company believes that its cash and cash equivalents balance of $35.8 million as of September 30, 2021, and projected cash balances are sufficient to sustain operations for at least the next twelve months following the filing of this Form
10-Q.
The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. In addition, the resurgence of the
COVID-19
pandemic could affect the Company’s liquidity. The Company will continue to closely monitor its liquidity and the capital and credit markets.
The Company’s cash on hand as of September 30, 2021 includes proceeds from the March 2, 2021 underwritten public offering described below. On April 27, 2021, the Company repaid its obligations in the aggregate amount of $7,354,283 under and terminated the Loan Agreement entered into with the Bank on March 30, 2020 and amended on June 22, 2020 and the Company’s collateral securing the facility was released.
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
The Company had net working capital of $38.0 million as of September 30, 2021. The ratio of current assets to current liabilities as of September 30, 2021 and December 31, 2020 was 3.53 and 2.53 respectively.

	For the nine months ended September 30,
	2021	2020
	(in thousands)
Net cash used for operating activities	$(7,861)	$(6,083)
Net cash used for investing activities	(450)	(286)
Net cash provided by financing activities	16,930	13,689

Increase in cash and equivalents	$8,619	$7,320

Net cash used for operating activities for the nine months ended September 30, 2021 was $7.9 million, compared to $6.1 million for the nine months ended September 30, 2020. The net cash used for operating activities for the nine months ended September 30, 2021 primarily reflects the Company’s net loss and working capital changes resulting from decreases in accounts payable and accrued expenses as well as an increase in accounts receivable offset by a decrease in prepaid and other assets. iCAD expects that net cash used for or provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in the Company’s operating results, the timing of when the Company recognizes revenue, collections of accounts receivable and the timing of other payments.
Net cash used for investing activities for the nine months ended September 30, 2021 was $450,000, compared to $286,000 for the nine months ended September 30, 2020. The net cash used for investing activities for the nine months ended September 30, 2021 and 2020 was primarily for purchases of property and equipment.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $16.9 million, compared to $13.7 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily from the March 2, 2021 underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share resulting in net proceeds of approximately $23.2 million. This was offset by repayment of the Loan Agreement to the Bank. The company also received $0.9 million from the issuance of common stock pursuant the Company’s stock option plan and $0.2 million for from the issuance of common stock pursuant the Employee Stock Purchase Plan. Net cash provided by financing activities for the nine months ended September 30, 2020 was $13.7 million primarily from the $12.3 million in net proceeds from the issuance of common stock and $7.0 million from the Loan Agreement with the Bank, offset by $4.6 million in repayment of the term loan with SVB and $2.0 million in repayment of the revolving loan with SVB.
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2021, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
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
of the Exchange Act) and have determined there are no changes in its internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors:
iCAD operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect the Company’s operations. In addition to the risk factor below, factors that have affected the Company are described in Part I, Item 1A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 as filed with the SEC on March 15, 2021 and are incorporated by reference herein.
iCAD expects the novel coronavirus
(COVID-19)
pandemic to have a significant effect on the Company’s results of operations. In addition, it has resulted in significant financial market volatility, and its impact on the global economy appears to be significant. A worsening of the pandemic will have a material adverse impact on the Company’s business, results of operations and financial condition and on the market price of the Company’s common stock.
On March 12, 2020, the World Health Organization declared
COVID-19
to be a pandemic. In an effort to contain and mitigate the spread of the
COVID-19
pandemic, the United States, many countries in Europe, as well as Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of
COVID-19.
As a provider of devices and services to the health care industry, the Company’s operations have been materially affected. Significant uncertainty remains as to the impact of the
COVID-19
pandemic on the Company’s operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A worsening of the levels of market disruption and volatility seen in the recent past will have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of operations and financial condition, and on the market price of the Company’s common stock. The Company’s results for the quarter ending September 30, 2021 reflect a negative impact from the
COVID-19
pandemic due to some healthcare facilities’ additional focus on
COVID-19
and from the effect on our customers and potential customers of supply chain issues relating thereto. Although the Company does not provide guidance to investors relating to our results of operations, the Company’s results for the quarter ending December 31, 2021, and possibly future quarters, could reflect a negative impact from the
COVID-19
pandemic for similar reasons. Depending upon the duration and severity of the pandemic, the effect on the Company’s results over the long term is uncertain.
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
COVID-19
pandemic.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 6, 2021).

10.1	2016 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 6, 2021).

10.2	Employment Agreement dated August 4, 2021, by and between iCAD, Inc. and Charles Carter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 10, 2021

	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021

	By:	/s/ Charles R. Carter
	Name:	Charles R. Carter
	Title:	Chief Financial Officer (Principal Financial Officer)