Form 10-Q
period 2022-03-31
ICAD INC
filed 2022-05-11
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act)    YES   ☐    NO   ☒.
As of the close of business on
May 10, 2022
, there were 25,181,857 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except for share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,798	$34,282
Trade accounts receivable, net of allowance for doubtful accounts of $573 in 2022 and $268 in 2021	10,309	8,891
Inventory, net	4,736	4,171
Prepaid expenses and other current assets	3,090	2,962

Total current assets	47,933	50,306

Property and equipment, net of accumulated depreciation of $7,192 in 2022 and $7,106 in 2021	947	882
Operating lease assets	859	1,059
Other assets	104	899
Intangible assets, net of accumulated amortization of $8,776 in 2022 and $8,724 in 2021	640	683
Goodwill	8,362	8,362

Total assets	$58,845	$62,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,681	$2,779
Accrued and other expenses	5,128	5,642
Lease payable—current portion	887	889
Deferred revenue	5,765	5,652

Total current liabilities	14,461	14,962

Lease payable, long-term portion	54	266
Deferred revenue, long-term portion	571	441
Deferred tax	6	5

Total liabilities	15,092	15,674

Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 25,359,175 as of March 31, 2022 and 25,326,086 as of December 31, 2021.
Outstanding 25,173,344 as of March 31, 2022 and 25,140,255	253	253
as of December 31, 2021.
Additional paid-in capital	301,640	300,859
Accumulated deficit	(256,725)	(253,180)
Treasury stock at cost, 185,831 shares in 2022 and 2021	(1,415)	(1,415)

Total stockholders’ equity	43,753	46,517

Total liabilities and stockholders’ equity	$58,845	$62,191

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands except for per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Products	$4,560	$5,557
Service and supplies	2,963	3,087

Total revenue	7,523	8,644
Cost of revenue:
Products	1,087	1,409
Service and supplies	1,049	867
Amortization and depreciation	75	79

Total cost of revenue	2,211	2,355

Gross profit	5,312	6,289

Operating expenses:
Engineering and product development	2,275	2,192
Marketing and sales	3,565	3,424
General and administrative	2,931	2,151
Amortization and depreciation	63	55

Total operating expenses	8,834	7,822

Loss from operations	(3,522)	(1,533)
Interest expense	(9)	(112)
Other income (expense)	(13)	2

Other expense, net	(22)	(110)
Loss before income tax expense	(3,544)	(1,643)

Tax expense	(1)	—

Net loss and comprehensive loss	$(3,545)	$(1,643)

Net loss per share:
Basic	$(0.14)	$(0.07)

Diluted	$(0.14)	$(0.07)

Weighted average number of shares used in computing loss per share:
Basic	25,160	23,929

Diluted	25,160	23,929

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2022	2021
	(in thousands)
Cash flow from operating activities:
Net loss	$(3,545)	$(1,643)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	53	58
Depreciation	86	76
Bad debt provision	305	—
Stock-based compensation	655	935
Deferred tax	1	—
Amortization of debt discount and debt costs	—	12
Changes in operating assets and liabilities:
Accounts receivable	(1,723)	(622)
Inventory	(565)	647
Prepaid and other assets	653	(89)
Accounts payable	(98)	(1,617)
Accrued expenses	(514)	(1,313)
Deferred revenue	243	(7)

Total adjustments	(904)	(1,920)

Net cash used for operating activities	(4,449)	(3,563)

Cash flow from investing activities:
Additions to patents, technology and other	(10)	—
Additions to property and equipment	(151)	(262)

Net cash used for investing activities	(161)	(262)

Cash flow from financing activities:
Proceeds from option exercises pursuant to stock option plans	66	270
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plans	60	47
Proceeds from issuance of common stock, net	—	23,229

Net cash provided by financing activities	126	23,546

(Decrease) increase in cash and cash equivalents	(4,484)	19,721
Cash and cash equivalents, beginning of period	34,282	27,186

Cash and cash equivalents, end of period	$29,798	$46,907

Supplemental disclosure of cash flow information:
Interest paid	$9	$92

Taxes paid	$—	$—

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity Year to Date 2022
(Unaudited)
(In thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2021	25,326,086	$253	$300,859	$(253,180)	$(1,415)	$46,517
Issuance of common stock relative to vesting of restricted stock	875	—	—	—	—	—
Issuance of common stock pursuant to stock option plans	22,833	—	66	—	—	66
Issuance of common stock pursuant Employee Stock Purchase Plans	9,381	—	60	—	—	60
Stock-based compensation	—	—	655	—	—	655
Net loss	—	—	—	(3,545)	—	(3,545)

Balance at March 31, 2022	25,359,175	$253	$301,640	$(256,725)	$(1,415)	$43,753

Consolidated Statements of Stockholders’ Equity Year to Date 2021
(Unaudited)
(In thousands except shares)

	Common Stock		Additional
	Number of Shares Issued	Par Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2020	23,694,406	$236	$273,639	$(241,935)	(1,415)	$30,525
Issuance of common stock relative to vesting of restricted stock	20,000	—	—	—	—	—
Issuance of common stock, net	1,393,738	14	23,215	—	—	23,229
Issuance of common stock pursuant to stock option plans	28,934	1	270	—	—	271
Issuance of common stock pursuant Employee Stock Purchase Plan	6,354	—	47	—	—	47
Stock-based compensation	—	—	935	—	—	935
Net loss	—	—	—	(1,643)	—	(1,643)

Balance at March 31, 2021	25,143,432	$251	$298,106	$(243,578)	$(1,415)	$53,364

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements:
Note 1 – Organization and Business
Basis of Presentation
The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (together “iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities. In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2022, the results of operations of the Company for the three-month periods ended March 31, 2022 and 2021, cash flows of the Company for the three-month periods ended March 31, 2022 and 2021, and stockholders’ equity for the Company for the three-month periods ended March 31, 2022 and 2021.
Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022. The results for the three-month period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the three-month period ended June 30, 2022, or any future period.
Principles of Consolidation and Business Segments
The consolidated financial statements include the accounts of iCAD, Inc. and its wholly owned subsidiaries: Xoft, Inc., Xoft Solutions, LLC, and iCAD France, LLC. All material inter-company transactions and balances have been eliminated in consolidation.
The Company reports the results of
two
segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of advanced image analysis and workflow products for the detection of cancer. The Therapy segment consists of radiation therapy (“Xoft”, “Axxent”) products for the treatment of certain cancers.
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
As a provider of devices and services to the health care industry, the Company’s operations have been materially affected in all periods presented. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on the Company’s operations and on the global economy. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuing or worsening level of market disruption and volatility seen since the start of the pandemic will have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of the Company’s operations and financial condition, and on the market price of the Company’s common stock. The Company’s results for the years ended December 31, 2021 and 2020, as well as all quarterly results beginning with the first quarter of 2020 through the first quarter of 2022, reflect a negative impact from the
COVID-19
pandemic, including but not limited to healthcare customers and potential customers providing additional focus on
COVID-19;
pandemic-related public health impacts,

including significant shifts in workforce availability and priorities, on customer, supplier, and iCAD’s business processes; and effects on healthcare customers and potential customers of pandemic related supply chain issues. The Company’s quarterly results for the quarter ending June 30, 2022, and possibly future quarters, could reflect a continuing negative impact from the
COVID-19
pandemic for similar or additional reasons.
Although the Company did not see any material impact to trade accounts receivable losses in the three-month period ended March 31, 2022, the Company’s exposure may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current
COVID-19
pandemic, or other customer-specific factors. The Company has historically not experienced significant trade account receivable losses, but it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as clinical customers’ cash flows are impacted by their response to the
COVID-19
pandemic as well as public health considerations impacting their underlying businesses.
Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. For the fiscal year ended 2021, approximately 8.6% of the Company’s total revenue and approximately 39.0% of the Company’s export revenue was derived from customers located in Europe. In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. The aggregate impact to Eastern Europe and Europe as a whole, as well as actions taken by other countries, including new and stricter sanctions by the United States, Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, is not knowable at this time, and could have a material adverse effect on the Company, its business and operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt the Company’s sales to customers in the region. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on the Company’s sales and profitability.
Recently Adopted Accounting Pronouncements
On January 1, 2022, the Company adopted ASU No.
2020-06, Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)—Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”).”
The impact of adopting ASU
2020-06
had no impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326)” (“ASU
2016-13”),
which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU
2016-13
replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward- looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. In November 2019, the FASB elected to defer the adoption date of ASU
2016-13
for public business entities that meet the definition of a smaller reporting company to fiscal years beginning after December 15, 2022. Early adoption of the guidance in ASU
2016-13
is permitted. The Company is currently evaluating the impact that the adoption of ASU
2016-13
will have on its consolidated financial statements.

Note 2 - Fair Value Measurements
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
Money market funds included in cash and cash equivalents in the accompanying consolidated balance sheet are considered a Level 1 measurement as they are valued at quoted market prices in active markets.
The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousand):

Fair Value Measurements (in thousands) as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$24,235	—	—	$24,235

Total Assets	$24,235	—	—	$24,235

Fair Value Measurements (in thousands) as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$30,573	—	—	$30,573

Total Assets	$30,573	—	—	$30,573

There were no Level 3 instruments measured at fair value as of March 31, 2022 or December 31, 2021.
Note 3 - Revenue
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

	Three months ended March 31, 2022
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,864	$696	$4,560
Service	1,657	386	2,043
Sources and source usage agreements	—	413	413
Disposable applicators	—	415	415
Other	—	92	92

	$5,521	$2,002	$7,523

Timing of Revenue Recognition
Goods transferred at a point in time	$3,881	$1,264	$5,145
Services transferred over time	1,640	738	2,378

	$5,521	$2,002	$7,523

Sales Channels
Direct sales force	$2,895	$815	$3,710
OEM partners	2,626	—	2,626
Channel partners	—	1,187	1,187

	$5,521	$2,002	$7,523

	Three months ended March 31, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$4,161	$1,396	$5,557
Service	1,558	350	1,908
Sources and source usage agreements	—	629	629
Disposable applicators	—	495	495
Other	—	55	55

	$5,719	$2,925	$8,644

Timing of Revenue Recognition
Goods transferred at a point in time	$4,161	$2,104	$6,265
Services transferred over time	1,558	821	2,379

	$5,719	$2,925	$8,644

Sales Channels
Direct sales force	$3,875	$674	$4,549
OEM partners	1,844	—	1,844
Channel partners	—	2,251	2,251

	$5,719	$2,925	$8,644

Products
. Product revenue consists of sales of cancer detection systems and perpetual licenses and cancer therapy systems and cancer therapy applicators. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

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
Sources and Source Usage Agreements
. Revenue from sources is recognized upon transfer of control to the customer. Revenue from source usage agreements is recognized on a straight-line basis over the term of the source agreement.
Disposable applicators
. Revenue for the sale of disposable applicators is recognized upon the transfer of control to the customer.
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
	Balance at March 31, 2022	Balance at December 31, 2021
Receivables, which are included in ‘Trade accounts receivable’	$10,309	$8,891
Current contract assets, which are included in “Prepaid and other assets”	$1,174	$1,895
Non-current contract assets, which are included in “other assets”	$49	$844
Contract liabilities, which are included in “Deferred revenue”	$6,336	$6,093
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
Changes in deferred revenue from contracts with customers were as follows (in thousands):

Three Months Ended March 31, 2022
Balance at beginning of period	$6,093
Deferral of revenue	2,940
Recognition of deferred revenue	(2,697)

Balance at end of period	$6,336

The Company expects to recognize estimated revenues related to performance obligation that are unsatisfied (or partially satisfied) in the amounts of approximately $5.9 million in 2022, $2.2 million in 2023, $1.3 million in 2024, and $1.1 million in 2025.

Note 4 – Net Loss per Common Share
The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.
A summary of the Company’s calculation of net loss per share is as follows (in thousands except per share amounts):
	Three Months Ended March 31,
	2022	2021
Net loss	$(3,545)	$(1,643)

Shares used in the calculation of basic and diluted net loss per share	25,160	23,929

Diluted shares used in the calculation of net loss per share	25,160	23,929

Net loss per share—basic and diluted	$(0.14)	$(0.07)

The shares of the Company’s common stock issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	As of March 31,
	2022	2021
Stock options	2,894,449	2,246,776
Restricted stock	—	31,654

Total	2,894,449	2,278,430

Note 5 – Inventories
The Company values its inventory at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in,
first-out
(FIFO) method. On a quarterly basis, management reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and estimated sales forecast, which is based on sales history and anticipated future demand. Inventory consisted of the following (in thousands) and includes an inventory reserve of approximately $0.3 million at March 31, 2022 and $0.2 million at December 31, 2021.

	March 31, 2022	December 31, 2021
Raw materials	$3,333	$2,962
Work in process	504	173
Finished Goods	1,174	1,279

Inventory Gross	5,011	4,414
Inventory Reserve	(275)	(243)

Inventory Net	$4,736	$4,171

Note 6 - Goodwill
The Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying value. There were no impairment indicators present as of March 31, 2022.
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
Note 7 – Long-lived Assets
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

The Company determined there were no such triggering events in the quarter ended March 31, 2022.
Note 8 – Lease Commitments
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

ASC 842 includes a number of reassessment and
re-measurement
requirements for lessees based on certain triggering events or conditions. There were no impairment indicators identified during the three-month period ended March 31, 2022 that would require impairment testing of the Company’s right-of-use
assets.
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease
components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for lease components and non-lease
components for real estate and equipment leases.
Components of Leases:
The Company has leases for office space and office equipment. The leases expire at various dates through 2024.

Lease Cost	Classification	Three Months Ended March 31, 2022
Operating lease cost—Right of Use Asset	Operating expenses	$215
Operating lease cost—Variable	Operating expenses	61

Total		$276

Other information related to leases was as follows (in thousands):

Three Months Ended March 31, 2022
Cash paid from operating cash flows for operating leases	$229

As of March 31, 2022
Weighted-average remaining lease term of operating leases (in year)	1.02
Weighted-average discount rate for operating leases	5.5%
Maturity of the Company’s lease liabilities as of March 31, 2022 was as follows (in thousands):

2022	701
2023	253
2024	16

Total lease payments	970
Less: imputed interest	(29)

Total lease liabilities	941
Less: current portion of lease liabilities	(887)

Long-term lease liabilities	$54

Note 9 – Notes Payable
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

On April 27, 2021, the Company repaid its obligations in the aggregate amount of $7,354,283 and terminated the Loan Agreement with the Bank, and the Company’s collateral securing the facility was released. The Company accounted for this repayment and retirement as an extinguishment of the Loan Agreement. The Company recorded a loss on extinguishment of approximately $386,000 at that time related to the repayment and retirement of the Loan Agreement. The loss on extinguishment was composed of approximately $140,000 for a prepayment fee, $122,000 for the unaccrued final payment, $65,000 termination and other fees, and $58,000 for the unamortized discount and other closing costs from origination of the loan.
The following amounts are included in interest expense related to the Loan Agreement in the Company’s consolidated statement of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash interest expense	$—	$92
Accrual of notes payable final payment	—	7
Amortization of debt costs	—	13

Total interest expense	$—	$112

Note 10 – Stockholders Equity
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
(b) Stock-Based Compensation
The Company granted options to purchase up to an aggregate of 675,000 shares of the Company’s stock during the three months ended March 31, 2022. Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended March 31,
	2022	2021
Average risk-free interest rate	1.46%	0.20%
Expected dividend yield	None	None
Expected life	3.5 years	3.5 years
Expected volatility	66.3% to 69.5%	66.0% to 66.0%
Weighted average exercise price	$5.22	$18.00
Weighted average fair value	$2.56	$8.37

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$—	$14
Engineering and product development	68	149
Marketing and sales	199	353
General and administrative	388	419

	$655	$935

As of March 31, 2022, there was approximately $3.9 million of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 1.82 years.
The Company granted 0 and 22,488 shares of restricted stock during the three-month periods ended March 31, 2022 and 2021, respectively.
The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date. All of the Company’s restricted stock grants in 2021 had time-based vesting requirements The grant date fair value for restricted stock awards is based on the quoted market value of Company stock on the grant date.
The Company’s aggregate intrinsic value for stock options and restricted stock outstanding is as follows (in thousands):

	As of March 31,
Aggregate intrinsic value	2022	2021
Stock options	$1,311	$29,305
Restricted stock	—	672
The Company issued 22,833 shares of common stock upon the exercise of outstanding stock options in the three-month period ended March 31, 2022. The Company received cash proceeds of approximately $66,000 in the three -month period ended March 31, 2022. The intrinsic value of 20,000 restricted shares that vested in the three months ended March 31, 2021 was $0.3 million.
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
The Company issued 9,381 shares under the ESPP in the three-month period ended March 31, 2022. The Company recorded approximately $10,000 of stock-based compensation expense pursuant to ESPP for the three-month period ended March 31, 2022. The next accumulation period under the ESPP commenced on January 31, 2022 and ended on March 31, 2022, and the related shares purchased by the participants were issued in April 2022. As of March 31, 2022, the Company recorded a liability of approximately $33,000 related to employee withholdings in connection with the ESPP accumulation period ended March 31, 2022, which was included as a component of accrued expenses and other current liabilities.
Note 11 - Income Taxes
The Company had no material unrecognized tax benefits and a deferred tax liability of approximately $6,000 related to tax amortizable goodwill at March 31, 2022. No other adjustments were required under ASC 740, “Income Taxes.” The Company does not expect that its unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2022.

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
Note 12 – Segment Reporting
Operating segments are the components of the Company’s business for which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer. The Company’s operating segments are generally organized by the type of product or service offered and by geography.

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
Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Segment revenues:
Detection	$5,521	$5,719
Therapy	2,002	2,925

Total Revenue	$7,523	$8,644

Segment gross profit:
Detection	$4,661	$4,725
Therapy	651	1,564

Segment gross profit	$5,312	$6,289

Segment operating income (loss):
Detection	$622	$941
Therapy	(1,209)	(312)

Segment operating income (loss)	$(587)	$629

General, administrative, depreciation and amortization expense	$(2,935)	$(2,162)
Interest expense	(9)	(112)
Other (expense) income	(13)	2

Loss before income tax	$(3,544)	$(1,643)

Note 13 – Commitments and Contingencies
Other Commitments
The Company is obligated to pay approximately $5.8 million for firm purchase obligations to suppliers for future product and service deliverables and $0.2 million for minimum royalty obligations.
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
Note 14 – Subsequent Events
The Company has evaluated events and transactions subsequent to the balance sheet date to the date of the filing and is not aware of any events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain information included in this Item 2 and elsewhere in this Form
10-Q
that are not historical facts contain statements that may be deemed “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve or may involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to the following: the continuing impact of the
COVID-19
pandemic, the continuing impact of military and political conflict in Eastern Europe the ability to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to our existing and future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company, and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we undertake no obligation to update any such forward-looking statements to reflect events or circumstances after the date of such statements.
Unless the context otherwise requires, the terms “iCAD”, the “Company”, “we”, “our”, “registrant”, and “us” mean iCAD, Inc. and its consolidated subsidiaries.
Results of Operations
Overview
iCAD, Inc. is a global medical technology company providing innovative cancer detection and therapy solutions. The Company reports in two segments: Detection and Therapy.
In the Detection segment, the Company’s solutions include (i) advanced image analysis and workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, and (ii) a solutions suite of high-performance, Artificial Intelligence and Computer-Aided Detection (CAD) systems and workflow solutions for 2D and 3D mammography, Magnetic Resonance Imaging (MRI) and Computed Tomography (CT) that focus on cancer detection, breast density assessment, and short-term cancer risk estimation.

In the Therapy segment, the Company offers the Xoft System, an isotope-free cancer treatment platform technology. The Xoft System can be used for the treatment of early-stage breast cancer, endometrial cancer, cervical cancer and nonmelanoma skin cancer and is in clinical studies for treatment of brain cancers.
The Company’s headquarters are located in Nashua, New Hampshire, with a manufacturing facility in New Hampshire, an operations, research, development, manufacturing and warehousing facility in San Jose, California, and an office in Lyon, France.
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
As a provider of devices and services to the health care industry, the Company’s operations have been materially affected in all periods presented. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on the Company’s operations and on the global economy. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuing or worsening level of market disruption and volatility seen since the start of the pandemic will have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of the Company’s operations and financial condition, and on the market price of the Company’s common stock. The Company’s results for the years ended December 31, 2021 and 2020, as well as all quarterly results beginning with the first quarter of 2020 through the first quarter of 2022, reflect a negative impact from the
COVID-19
pandemic, including but not limited to healthcare customers and potential customers providing additional focus on
COVID-19;
pandemic-related public health impacts, including significant shifts in workforce availability and priorities, on customer, supplier, and iCAD’s business processes; and effects on healthcare customers and potential customers of pandemic related supply chain issues. The Company’s quarterly results for the quarter ending June 30, 2022, and possibly future quarters, could reflect a continuing negative impact from the
COVID-19
pandemic for similar or additional reasons.
The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $29.7 million at March 31, 2022 and anticipated revenue and cash collections. However, the resurgence of the
COVID-19
pandemic could affect the Company’s liquidity and capital resources.
Eastern European Conflict Impact
In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. The aggregate impact to Eastern Europe and Europe as a whole, as well as actions taken by other countries, including new and stricter sanctions by the United States, Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, is not knowable at this time, and could have a material adverse effect on the Company, its business and operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt the Company’s sales to customers in the region. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on the Company’s sales and profitability. For the fiscal year ended 2021, approximately 8.6% of the Company’s total revenue and approximately 39.0% of the Company’s export revenue was derived from customers located in Europe.
Critical Accounting Estimates
The Company’s discussion and analysis of its financial condition, results of operations, and cash flows are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and obsolescence, intangible assets, goodwill, income taxes, contingencies, and litigation. Additionally, the Company uses assumptions and estimates in calculations to determine stock-based compensation, and evaluation of litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Due to the
COVID-19
pandemic and its lingering impact, global armed conflicts and related political uncertainty, as well as dramatic inflation, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form
10-Q.
These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other than as described herein, there have been no additional material changes to our critical accounting policies as discussed in our 2021 Annual Report on Form
10-K
(the “2021
10-K”).
For a comprehensive list of the Company’s critical accounting policies, reference should be made to the 2021
10-K.

Three months ended March 31, 2022 compared to three months ended March 31, 2021.
Revenue: (in thousands)
Three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change	% Change
Detection revenue
Product revenue	$3,864	$4,161	$(297)	(7.1)%
Service and supplies revenue	1,657	1,558	99	6.4%

Subtotal	5,521	5,719	(198)	(3.5)%

Therapy revenue
Product revenue	696	1,396	(700)	(50.1)%
Service and supplies revenue	1,306	1,529	(223)	(14.6)%

Subtotal	2,002	2,925	(923)	(31.6)%

Total revenue	$7,523	$8,644	$(1,121)	(13.0)%

Total revenue decreased by approximately $1.1 million, or 13.0%, from $8.6 million for the three months ended March 31, 2021 to $7.5 million for the three months ended March 31, 2022. The change is due to decreases in Detection revenue of $0.2 million and Therapy revenue of $0.9 million, respectively.
Detection product revenue decreased by approximately $0.3 million, or 7.1%, from $4.2 million for the three months ended March 31, 2021 to $3.9 million for the three months ended March 31, 2022. The change is due to a decrease of $1.1 million in direct customer revenue related to ongoing COVID related restrictions early in the quarter combined with impact from the reorganization and refocusing of the U.S. commercial organization offset by a $0.8 million increase in original equipment manufacturer customer revenue.
Detection service and supplies revenue, which is primarily sold to direct customers, increased by $0.1 million, or 6.4%, from $1.6 million in the three months ended March 31, 2021 to $1.7 million in the three months ended March 31, 2022.
Therapy product revenue decreased by $0.7 million, or 50.1%, from $1.4 million for the three months ended March 31, 2021 to $.7 million for the three months ended March 31, 2022. The decline in Therapy product sales was largely due to the timing of a significant additional capital raise by one of our skin distributors.
Therapy service and supplies revenue decreased by approximately $0.2 million, or 14.6%, from $1.5 million for the three months ended March 31, 2021 to $1.3 million for the three months ended March 31, 2022. The decline was largely due to reduced sales of sources for the Axxent system and a temporary reduction in average selling price for certain supplies to certain customers, including clinical trial participants.

Cost of Revenue and Gross Profit: (in thousands)
Three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change	% Change
Products	$1,087	$1,409	$(322)	(22.9)%
Service and supplies	1,049	867	182	21.0%
Amortization and depreciation	75	79	(4)	(5.1)%

Total cost of revenue	$2,211	$2,355	$(144)	(6.1)%

	Three months ended March 31,
	2022	2021	Change	% Change
Detection gross profit	$4,661	$4,725	$(64)	(1.4%)
Therapy gross profit	651	1,564	(913)	(58.4%)

Gross profit	$5,312	$6,289	$(977)	(15.5%)

Gross profit for the three months ended March 31, 2022 was approximately $5.3 million, or 70.6% of revenue, as compared to $6.3 million, or 72.8% of revenue, for the three months ended March 31, 2021. Detection gross profit percentage increased from 82.6% for the three months ended March 31, 2021 to 84.4% for the three months ended March 31, 2022. Therapy gross profit percentage decreased from 53.5% for the three months ended March 31, 2021 to 32.5% for the three months ended March 31, 2022. Detection gross profit represented 75.1% of total Company gross profit for the three months ended March 31, 2021 compared to 87.7% for the three months ended March 31, 2022.
Cost of products decreased by approximately $0.3 million, or 22.9%, from $1.4 million for the three months ended March 31, 2021 to $1.1 million for the three months ended March 31, 2022. Cost of product revenue as a percentage of product revenue was approximately 25.4% for the three months ended March 31, 2021 as compared to 23.8% for the three months ended March 31, 2022. The product mix in the three-month period ended March 31, 2022 compared to the same period in 2021 included more Detection products, which have a lower relative cost of sales.
Cost of service and supplies increased by approximately $0.1 million from $0.9 million for the three months ended March 31, 2021 to $1.0 million for the three months ended March 31, 2022. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 28.1% for the three months ended March 31, 2021 as compared to 35.4% for the three months ended March 31, 2022. The cost of service and supplies as a percentage of revenue increased primarily as a result of a temporary reduction in average selling price for certain supplies to certain customers, including clinical trial participants.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for each of the three months ended March 31, 2022 and 2021.

Operating Expenses: (in thousands)
Three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change $	Change %
Operating expenses:
Engineering and product development	$2,275	$2,192	$83	3.8%
Marketing and sales	3,565	3,424	141	4.1%
General and administrative	2,931	2,151	780	36.3%
Amortization and depreciation	63	55	8	14.5%

Total operating expenses	$8,834	$7,822	$1,012	12.9%

Operating expenses increased by approximately $1.0 million, or 12.9%, from $7.8 million in the three months ended March 31, 2021 to $8.8 million in the three months ended March 31, 2022. The increase is largely due to limited employee-related expenses in the three-month period ended March 31, 2021 due to
COVID-19
pandemic response and the subsequent restoration of the organization and resumption of activity in later 2021 resulting in higher employee related expenses, including travel, in the three-month period ended March 31, 2022.
Engineering and Product Development
. Engineering and product development costs increased slightly from $2.2 million for the three months ended March 31, 2021 to $2.3 million for the three months ended March 31, 2022. The increase was primarily related to higher employee costs in 2022 offset by a reduction in external service and clinical study expenses.
Marketing and Sales
. Marketing and sales expenses increased by approximately $0.2 million, or 4.1%, from $3.4 million in the three months ended March 31, 2021 to $3.6 million in the three months ended March 31, 2022. Detection marketing and sales expenses increased by approximately $0.2 million from $2.4 million in the three months ended March 31, 2021 to $2.6 million in the three months ended March 31, 2022. The increase was primarily due to increased employee-related costs associated with the U.S. commercial group reorganization and refocusing and increased travel costs resulting from the reduction of pandemic travel restrictions. Therapy marketing and sales expenses remained flat at $1.0 million for each of the three months ended March 31, 2022 and 2021, respectively.
General and Administrative
. General and administrative expenses increased by approximately $0.8 million, or 36.3%, from $2.1 million in the three months ended March 31, 2021 to $2.9 million for the three months ended March 31, 2022. The increase is due to higher personnel costs partially offset by reduced external services as multiple functions were brought in-house,
recruiting costs associated with the U.S. commercial group reorganization and refocusing, increased travel costs, and an increase of $0.3 million to the allowance for doubtful accounts.
Amortization and Depreciation.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for each of the three months ended March 31, 2022 and 2021.

Other Income and Expense: (in thousands)
Three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change $		Change %
Interest expense	$(9)	$(112)	$103		(92.0)%
Other income (expense)	(13)	2	(15)		(750.0)%

	$(22)	$(110)	$88		(80.0)%

Tax expense	$(1)	$—		$(1)	0.0%
Interest expense
. Interest expense decreased by approximately $0.1 million, or 92.0%, from $0.1 million for the three months ended March 31, 2021 to approximately $9,000 for the three months ended March 31, 2022. The decrease was due to the Company retiring the Loan agreement with Western Alliance Bank on April 27, 2021.
Other income
. Other expense increased by approximately $15,000, or 750.0%, from other income of $2,000 for the three months ended March 31, 2021 to other expense of $13,000 for the three months ended March 31, 2022.
Tax expense
. Tax expense increased by approximately $1,000 due to an increase in the deferred tax liability related to goodwill.

Liquidity and Capital Resources
The Company believes that its cash and cash equivalents balance of $29.7 million as of March 31, 2022, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. In addition, the resurgence of the
COVID-19
pandemic could affect our liquidity. The Company will continue to closely monitor its liquidity and the capital and credit markets.
The Company had net working Capital of $33.5 million at March 31, 2022. The ratio of current assets to current liabilities at March 31, 2022 and December 31, 2021 was 3.32 and 3.36, respectively.

	For the three months ended March 31,
	2022	2021
	(in thousands)
Net cash used for operating activities	$(4,449)	$(3,563)
Net cash used for investing activities	(161)	(262)
Net cash provided by financing activities	126	23,546

(Decrease) increase in cash and cash equivalents	$(4,484)	$19,721

Net cash used for operating activities for the three months ended March 31, 2022 was $4.4 million, compared to $3.6 million for the three months ended March 31, 2021. The net cash used for operating activities for the three months ended March 31, 2022 resulted primarily from the Company’s net loss and working capital changes resulting from increases in accounts receivable and inventory, which increased in order to de-risk
supply chain elongation, offset by a decrease in prepaid and other assets and decreases in accounts payable and accrued expenses. We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable, inventory expansion due to supply chain risk, and the timing of other payments.
Net cash used for investing activities for the three months ended March 31, 2022 was $161,000, compared to $262,000 for the three months ended March 31, 2021. The net cash used for investing activities for the three months ended March 31, 2022 and 2021 is primarily for purchases of property and equipment.
Net cash provided by financing activities for the three months ended March 31, 2021 was $0.1 million, compared to $23.6 million for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 is due to cash of $126,000 from the issuance of common stock pursuant the Company’s stock option and employee stock purchase plans. Net cash provided by financing activities for the three months ended March 31, 2021 is from the underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share resulting in net proceeds of approximately $23.2 million and $0.3 million from the issuance of common stock pursuant the Company’s stock option and employee stock purchase plans.

Recent Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements.

Item 3 .	Quantitative and Qualitative Disclosures about Market Risk
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2022, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
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
of the Exchange Act) and have determined there are no changes in its internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors:
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. In addition to the risk factors below, factors that have affected our Company are described in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 29, 2022 and are incorporated by reference herein.
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
As a provider of devices and services to the health care industry, the Company’s operations have been materially affected, and may continue to be impacted, by the COVID-19 pandemic. Beginning with the first quarter of 2020 through the first quarter of 2022, the COVID-19 pandemic has presented a number of challenges and risks for the Company’s business, including, but not limited to the following: decreased product demand due to reduced numbers of in-person meetings with potential clients; potential clients’ singular focus on surging COVID-19 infection rates following the emergence of the Omicron variant, causing attention to be diverted from purchasing decisions; pandemic-related public health impacts, including significant shifts in workforce availability and priorities, on customer, supplier, and iCAD’s business process; supply chain interruptions; disruptions to the Company’s clinical trials; challenges operating in a virtual work environment; impacts resulting from travel limitations and mobility restrictions; and other challenges presented by disruptions to the Company’s normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic on the global economy and the Company’s operations, and the unpredictable and periodic emergence of new variants of the COVID-19 virus.
The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuing or worsening level of market disruption and volatility observed since the start of the pandemic will have an adverse effect on the Company’s ability to access capital, on its business, results of operations and financial condition, and on the market price of the Company’s common stock. Although the Company does not provide guidance to investors relating to the Company’s results of operations, the Company’s quarterly results for the quarter ending June 30, 2022, and possibly future quarters, could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.
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
Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. For the fiscal year ended 2021, approximately 8.6% of the Company’s revenue was derived from customers located in Europe, and approximately 39.0% of the Company’s export revenue was derived from customers located in Europe. In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. The aggregate impact to Eastern Europe and Europe as a whole, as well as actions taken by other countries, including new and stricter sanctions by the United States, Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, is not knowable at this time, and could have a material adverse effect on the Company, its business and operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt the Company’s sales to customers in the region. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on the Company’s sales and profitability.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment Agreement, entered into March 22, 2022 and effective March 1, 2022 by and between the Company and Stacey Stevens (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2022)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and March 31, 2021 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: May 11, 2022	By:	/s/ Stacey Stevens
	Name:	Stacey Stevens
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Charles R. Carter
	Name:	Charles R. Carter
	Title:	Chief Financial Officer (Principal Financial Officer)