Form 10-Q
period 2022-06-30
ICAD INC
filed 2022-08-15
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act)    YES  ☐    NO  ☒.
As of the close of business on August
9
, 2022, there were 25,333,935 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)
(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$27,180	$34,282
Trade accounts receivable, net of allowance for doubtful accounts of $778 in 2022 and $268 in 2021	10,171	8,891
Inventory, net	5,001	4,171
Prepaid expenses and other current assets	2,953	2,962

Total current assets	45,305	50,306

Property and equipment, net of accumulated depreciation of $7,275 in 2022 and $7,106 in 2021	968	882
Operating lease assets	3,102	1,059
Other assets	55	899
Intangible assets, net of accumulated amortization of $8,820 in 2022 and $8,724 in 2021	587	683
Goodwill	8,362	8,362

Total assets	$58,379	$62,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,198	$2,779
Accrued and other expenses	5,271	5,642
Lease payable—current portion	566	889
Deferred revenue—current portion	6,171	5,652

Total current liabilities	14,206	14,962

Lease payable, net of current	2,598	266
Deferred revenue, net of current	581	441
Deferred tax	4	5

Total liabilities	17,389	15,674

Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 25,373,858 as of June 30, 2022 and 25,326,086 as of December 31, 2021.
Outstanding 25,188,027 as of June 30, 2022 and 25,140,255 as of December 31, 2021.	254	253
Additional paid-in capital	301,994	300,859
Accumulated deficit	(259,843)	(253,180)
Treasury stock at cost, 185,831 shares in 2022 and 2021	(1,415)	(1,415)

Total stockholders’ equity	40,990	46,517

Total liabilities and stockholders’ equity	$58,379	$62,191

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	$4,475	$4,552	$9,035	$10,109
Service and supplies	3,100	3,274	6,063	6,361

Total revenue	7,575	7,826	15,098	16,470
Cost of revenue:
Products	1,008	1,377	2,095	2,786
Service and supplies	1,001	832	2,050	1,699
Amortization and depreciation	75	79	150	158

Total cost of revenue	2,084	2,288	4,295	4,643

Gross profit	5,491	5,538	10,803	11,827

Operating expenses:
Engineering and product development	2,367	2,268	4,642	4,460
Marketing and sales	3,435	3,429	7,000	6,853
General and administrative	2,742	2,652	5,673	4,803
Amortization and depreciation	61	60	124	115

Total operating expenses	8,605	8,409	17,439	16,231

Loss from operations	(3,114)	(2,871)	(6,636)	(4,404)
Other income/ (expense):
Interest expense	—	(29)	(1)	(129)
Interest income	14	19	16	33
Other loss, net	(18)	(13)	(41)	(37)
Loss on extinguishment of debt	—	(386)	—	(386)

Other expense, net	(4)	(409)	(26)	(519)
Loss before provision for income taxes	(3,118)	(3,280)	(6,662)	(4,923)

Provision for tax expense	—	—	(1)	—

Net loss and comprehensive loss	$(3,118)	$(3,280)	$(6,663)	$(4,923)

Net loss per share:
Basic and diluted	$(0.12)	$(0.13)	$(0.26)	$(0.20)

Weighted average number of shares used in computing loss per share:
Basic and diluted	25,185	24,989	25,172	24,462

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)
(Unaudited)

	For the three months ended June 30, 2022
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at March 31, 2022	25,359,175	$253	$301,640	$(256,725)	$(1,415)	$43,753
Issuance of common stock related to vesting of restricted stock	—	—	—	—	—	—
Issuance of common stock pursuant to stock option plans	6,000	1	12	—	—	13
Issuance of common stock pursuant Employee Stock Purchase Plans	8,683	—	33	—	—	33
Stock-based compensation	—	—	309	—	—	309
Net loss	—	—	—	(3,118)	—	(3,118)

Balance at June 30, 2022	25,373,858	$254	$301,994	$(259,843)	$(1,415)	$40,990

	For the six months ended June 30, 2022
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2021	25,326,086	$253	$300,859	$(253,180)	$(1,415)	$46,517
Issuance of common stock related to vesting of restricted stock	875	—	—	—	—	—
Issuance of common stock pursuant to stock option plans	28,833	1	78	—	—	79
Issuance of common stock pursuant Employee Stock Purchase Plans	18,064	—	93	—	—	93
Stock-based compensation	—	—	964	—	—	964
Net loss	—	—	—	(6,663)	—	(6,663)

Balance at June 30, 2022	25,373,858	$254	$301,994	$(259,843)	$(1,415)	$40,990

	For the three months ended June 30, 2021
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at March 31, 2021	25,143,432	$251	$298,106	$(243,578)	$(1,415)	$53,364
Issuance of common stock related to vesting of restricted stock	9,166	—	—	—	—	—
Issuance of common stock, net	54,814	—	365	—	—	365
Issuance of common stock pursuant to stock option plans	—	—	—	—	—	—
Issuance of common stock pursuant Employee Stock Purchase Plans	5,890	—	67	—	—	67
Stock-based compensation	—	—	511	—	—	511
Net loss	—	—	—	(3,280)	—	(3,280)

Balance at June 30, 2021	25,213,302	$251	$299,049	$(246,858)	$(1,415)	$51,027

	For the six months ended June 30, 2021
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2020	23,694,406	$236	$273,639	$(241,935)	$(1,415)	$30,525
Issuance of common stock related to vesting of restricted stock	29,166	—	—	—	—	—
Issuance of common stock, net	1,393,738	14	23,215	—	—	23,229
Issuance of common stock pursuant to stock option plans	83,748	1	635	—	—	636
Issuance of common stock pursuant Employee Stock Purchase Plans	12,244	—	114	—	—	114
Stock-based compensation	—	—	1,446	—	—	1,446
Net loss	—	—	—	(4,923)	—	(4,923)

Balance at June 30, 2021	25,213,302	$251	$299,049	$(246,858)	$(1,415)	$51,027

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months ended June 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(6,663)	$(4,923)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	105	115
Depreciation	169	157
Non-cash lease expense	391	388
Bad debt provision	510	(3)
Stock-based compensation	964	1,446
Amortization of debt discount and debt costs	—	17
Loss on extinguishment of debt	—	386
Changes in operating assets and liabilities:
Accounts receivable	(1,790)	(924)
Inventory	(830)	284
Prepaid and other assets	853	122
Accounts payable	(581)	(1,829)
Accrued and other expenses	(371)	(432)
Lease liabilities	(425)	(304)
Deferred revenue	659	(77)

Total adjustments	(346)	(654)

Net cash used for operating activities	(7,009)	(5,577)

Cash flow from investing activities:
Additions to patents, technology and other	(10)	—
Additions to property and equipment	(255)	(336)

Net cash used for investing activities	(265)	(336)

Cash flow from financing activities:
Proceeds from option exercises pursuant to stock option plans	79	636
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plans	93	114
Proceeds from issuance of common stock, net	—	23,229
Issuance of stock upon conversion of debentures	—	(7,363)

Net cash provided by financing activities	172	16,616

(Decrease) increase in cash and cash equivalents	(7,102)	10,703
Cash and cash equivalents, beginning of period	34,282	27,186

Cash and cash equivalents, end of period	$27,180	$37,889

Supplemental disclosure of cash flow information:
Interest paid	$9	$92

Amendment to right-of-use assets obtained in exchange for operating lease liabilities	$2,434	$—

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
(In thousands, except for share data or as noted)
Notes to Condensed Consolidated Financial Statements:
Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (together “iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities. In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2022, the results of operations of the Company for the three and six months ended June 30, 2022 and 2021, cash flows of the Company for the six months ended June 30, 2022 and 2021, and stockholders’ equity for the Company for the three and six months ended June 30, 2022 and 2021.
Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for fiscal year ending December 31, 2022, or any interim or any future period.
Principles of Consolidation and Business Segments
The condensed consolidated financial statements include the accounts of iCAD, Inc. and its wholly owned subsidiaries: Xoft, Inc., Xoft Solutions, LLC, iCAD France, LLC and iCAD Italy, LLC,. All material inter-company transactions and balances have been eliminated in consolidation.
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
It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuing or worsening level of market disruption and volatility seen since the start of the pandemic will have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of the Company’s operations and financial condition, and on the market price of the Company’s common stock. The Company’s results for the years ended December 31, 2021 and 2020, as well as all quarterly results beginning with the first quarter of 2020 through the second quarter of 2022, reflect a negative impact from the
COVID-19
pandemic, including but not limited to healthcare customers and potential customers providing additional focus on
COVID-19;
pandemic-related public health impacts, including significant shifts in workforce availability and priorities, on customer, supplier, and iCAD’s business processes; and effects on healthcare customers and potential customers of pandemic related supply chain issues. The Company’s quarterly expected results for the nine months ending September 30, 2022, or any interim or any future period could reflect a continuing negative impact from the
COVID-19
pandemic for similar or additional reasons.

Although the Company has seen some impact to trade accounts receivable losses in the three and six months ended June 30, 2022 due to disruptions associated with the current
COVID-19
pandemic, the Company’s exposure may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current
COVID-19
pandemic, or other customer-specific factors. The Company has historically not experienced significant trade account receivable losses, but it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as clinical customers’ cash flows are impacted by their response to the
COVID-19
pandemic as well as public health considerations impacting their underlying businesses.
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
Note 2 – Fair Value Measurements
The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company applies the fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, which are the following:

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy:
Fair Value Measurements as of June 30, 2022

	Level 1	Level 2	Level 3	Total

Assets
Money market accounts	$22,047	$—	$—	$22,047

Total Assets	$22,047	$—	$—	$22,047

Fair Value Measurements as of December 31, 2021

	Level 1	Level 2	Level 3	Total

Assets
Money market accounts	$30,573	$—	$—	$30,573

Total Assets	$30,573	$—	$—	$30,573

There were no Level 3 instruments measured at fair value as of June 30, 2022 or December 31, 2021.
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
Disaggregation of Revenue
The following tables presents the Company’s revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel, reconciled to its reportable segments.

	Three months ended June 30, 2022
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,467	$1,008	$4,475
Service contracts	1,822	361	2,183
Supply and source usage agreements	—	367	367
Disposable applicators	—	463	463
Other	—	87	87

	$5,289	$2,286	$7,575

Timing of Revenue Recognition
Goods transferred at a point in time	$3,455	$1,547	$5,002
Services transferred over time	1,834	739	2,573

	$5,289	$2,286	$7,575

Sales Channels
Direct sales force	$3,505	$703	$4,208
OEM partners	1,784	—	1,784
Channel partners	—	1,583	1,583

	$5,289	$2,286	$7,575

	Six months ended June 30, 2022
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$7,330	$1,705	$9,035
Service contracts	3,479	747	4,226
Supply and source usage agreements	—	780	780
Disposable applicators	—	878	878
Other	—	179	179

	$10,809	$4,289	$15,098

Timing of Revenue Recognition
Goods transferred at a point in time	$7,335	$2,812	$10,147
Services transferred over time	3,474	1,477	4,951

	$10,809	$4,289	$15,098

Sales Channels
Direct sales force	$6,399	$1,519	$7,918
OEM partners	4,410	—	4,410
Channel partners	—	2,770	2,770

	$10,809	$4,289	$15,098

	Three months ended June 30, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,164	$2,119	$5,283
Service contracts	1,625	371	1,996
Supply and source usage agreements	—	529	529
Other	—	18	18

	$4,789	$3,037	$7,826

Timing of Revenue Recognition
Goods transferred at a point in time	$3,164	$2,136	$5,300
Services transferred over time	1,625	901	2,526

	$4,789	$3,037	$7,826

Sales Channels
Direct sales force	$3,188	$1,252	$4,440
OEM partners	1,601	—	1,601
Channel partners	—	1,785	1,785

	$4,789	$3,037	$7,826

	Six months ended June 30, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$7,325	$4,222	$11,547
Service contracts	3,183	711	3,894
Supply and source usage agreements	—	1,010	1,010
Other	—	19	19

	$10,508	$5,962	$16,470

Timing of Revenue Recognition
Goods transferred at a point in time	$7,325	$4,240	$11,565
Services transferred over time	3,183	1,722	4,905

	$10,508	$5,962	$16,470

Sales Channels
Direct sales force	$7,063	$1,926	$8,989
OEM partners	3,445	—	3,445
Channel partners	—	4,036	4,036

	$10,508	$5,962	$16,470

Products.
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
non-current
contract assets, and contract liabilities from contracts with customers.
Contract balances

	Balance at	Balance at
	June 30, 2022	December 31, 2021
Receivables, which are included in ‘Trade accounts receivable’	$10,171	$8,891
Current contract assets, which are included in “Prepaid and other assets”	$1,399	$1,895
Non-current contract assets, which are included in “other assets”	$—	$844
Contract liabilities, which are included in “Deferred revenue”	$6,752	$6,093
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
Changes in deferred revenue from contracts with customers were as follows:

Six Months Ended June 30, 2022
Balance at beginning of period	$6,093
Deferral of revenue	6,333
Recognition of deferred revenue	(5,674)

Balance at end of period	$6,752

The Company expects to recognize estimated revenues related to performance obligation that are unsatisfied (or partially satisfied) in the amounts of approximately $4.6 million in 2022, $3.5 million in 2023, $1.3 million in 2024, $1.1 million in 2025 and $0.1 million thereafter.

Note 4 – Net Loss per Common Share
The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.
A summary of the Company’s calculation of net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	202 1
Net loss	$(3,118)	$(3,280)	$(6,663)	$(4,923)

Shares used in the calculation of basic and diluted net loss per share	25,185	24,989	25,172	24,462

Net loss per share - basic and diluted	$(0.12)	$(0.13)	$(0.26)	$(0.20)

The shares of the Company’s common stock issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	June 30,
	2022	2021
Stock options	1,819,897	2,176,607
Restricted stock	—	21,613

Total	1,819,897	2,198,220

Note 5 – Inventories
The Company values its inventory at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in,
first-out
(FIFO) method. On a quarterly basis, management reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and estimated sales forecast, which is based on sales history and anticipated future demand. Inventory consisted of the following and includes an inventory reserve of $0.3 million at June 30, 2022 and $0.2 million at December 31, 2021.

	June 30, 2022	December 31, 2021
Raw materials	$2,549	$2,962
Work in process	218	173
Finished Goods	2,503	1,279

Inventory Gross	5,270	4,414
Inventory Reserve	(269)	(243)

Inventory Net	$5,001	$4,171

Note 6 - Goodwill
The Company tests goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying value. There were no impairment indicators present as of June 30, 2022.
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

The Company determined there were no such triggering events in the period ended June 30, 2022.

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
Assumptions that we made at the commencement date of each lease are re-evaluated
upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.
In May of 2022, the Company entered into an agreement to amend its Irvine operating lease (the “Irvine Amendment”). The Irvine Amendment extended the lease term of the premises by 5 years, or until March of 2028. Fixed monthly rent for the space will be incurred at a rate of $2.10 per square foot per year beginning in April 2023, subject to annual increases of $.06 per square foot in 2025 and 2026 as well as annual increases of $.07 per square foot in 2027 and 2028.
The Irvine Amendment includes a five-year option to extend the term. Upon the execution of the Irvine Amendment, which was deemed to be a lease modification, the Company re-evaluated
the assumptions made at the original lease commencement date. The Company determined the Irvine Amendment consists of one separate contract under ASC 842, which is related to the modification of term for the original lease. The
C
ompany recorded an additional
right-of-use
asset and lease liability upon lease commencement of the expanded duration of the lease. The Irvine Amendment, resulted an increase of the right-of-use
asset lease asset and lease liability of $2.4

million as of June 30, 2022.
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
ASC

842 includes a number of reassessment and
re-measurement
requirements for lessees based on certain triggering events or conditions. There were no impairment indicators identified during the three and six months ended June 30, 2022 that would require impairment testing of the Company’s right-of-use
assets.
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease
components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for lease components and non-lease
components for real estate and equipment leases.
Components of Leases:
The Company has leases for office space and office equipment. The leases expire at various dates through 2028.

		Three Months	Six Months
		Ended June 30,	Ended June 30,
Lease Cost	Classification	2022	2022
Operating lease cost - Right of Use Asset	Operating expenses	$215	$430
Other information related to leases was as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2022	202 2
Cash paid from operating cash flows for operating leases	$236	$465

As of June 30, 2022
Weighted-average remaining lease term of operating leases (year s )	5.7
Weighted-average discount rate for operating leases	7.4%
Maturity of the Company’s lease liabilities as of June 30, 2022 was as follows:

2022	$467
2023	611
2024	642
2025	644
2026	664
2027	684
2028	172

Total lease payments	3,884
Less: imputed interest	(720)

Total lease liabilities	3,164
Less: current portion of lease liabilities	(566)

Long-term lease liabilities	$2,598

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
The following amounts are included in interest expense related to the Loan Agreement in the Company’s consolidated statement of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash interest expense	$—	$27	$—	$107
Accrual of notes payable final payment	—	2	—	9
Amortization of debt costs	—	—	—	13

Total interest expense	$—	$29	$—	$129

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
(b) Stock-Based Compensation
The Company granted options to purchase 85,000 and 760,000 shares of the Company’s stock during the three and six months ended June 30, 2022 respectively. The full amount of options were granted in the first six months of 2022.

1
3

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenue	$1	$2	$1	$16
Engineering and product development	70	58	138	208
Marketing and sales	109	128	308	481
General and administrative	129	323	517	741

	$309	$511	$964	$1446

As of June 30, 2022, there was approximately $2.8 million of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 1.92 years.
Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average risk-free interest rate	2.56%	N/A	1.90%	0.20%
Expected dividend yield	None	None	None	None
Expected life	3.5 years	3.5 years	3.5 years	3.5 years
Expected volatility	69.7% to 70.5%	N/A	66.3% to 70.5%	66.0% to 66.0%
Weighted average exercise price	$5.19	N/A	$5.22	$18.00
Weighted average fair value	$1.72	N/A	$2.46	$8.37
The Company’s 2022 and 2021 average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S.
Treasury zero-coupon
issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.
The Company did not grant any shares of restricted stock during the three-months ended June 30, 2022 or 2021. The Company granted 0 and 22,488 shares of restricted stock during the six months ended June 30, 2022 and 2021, respectively.
The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date. All of the Company’s restricted stock grants in 2021 had time-based vesting requirements. The grant date fair value for restricted stock awards is based on the quoted market value of Company stock on the grant date.

A summary of stock option activity for all stock option plans for the period ended June 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2021	2,486,511	$9.27	$3,820
Granted	760,000	$5.22	$3
Exercised	(28,833)	$2.74	$75
Cancelled	(479,797)	$12.33	$—

Outstanding as of June 30, 2022	2,737,881	$7.68	$833

Options Exercisable as of December 31, 2021	1,619,855	$6.47	$3,730

Options Exercisable as of June 30, 2022	1,819,897	$7.44	$830

The Company issued 6,000 and 28,833 shares of common stock upon the exercise of outstanding stock options in the three and six months ended June
30
, 2022, respectively. The Company received cash proceeds of approximately $13,000 and $79,000 in the three and six months ended June
30
, 2022, respectively. The intrinsic value of restricted shares that vested in the three and six months ended June 30, 2022 was $0.0 million and $0.0 million, respectively.
There were no restricted shares that vested in the three and six months ended June 30, 2022.

Employee Stock Purchase Plan
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
The Company issued 8,683 and 18,064 shares under the ESPP in the three and six months ended June 30, 2022 respectively. The Company recorded approximately $12,000 and $22,000 of stock-based compensation expense pursuant to ESPP for the three and six months ended June 30, 2022, respectively. The next accumulation period under the ESPP commenced on March 31, 2022 and ended on June 30, 2022, and the related shares purchased by the participants were issued in July 2022. As of June 30, 2022, the Company recorded a liability of approximately $34,000 related to employee withholdings in connection with the ESPP accumulation period ended June 30, 2022, which was included as a component of accrued expenses and other current liabilities.
Note 11 - Income Taxes
The Company had no material unrecognized tax benefits and a deferred tax liability of approximately $5,100 related to tax amortizable goodwill at June 30, 2022. No other adjustments were required under ASC 740, “Income Taxes.” The Company does not expect that its unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2022.

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

The Company does not track its assets by operating segment and the CODM does not use asset information by segment to allocate resources or make operating decisions. Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Segment revenues:
Detection	$5,289	$4,789	$10,809	$10,508
Therapy	2,286	3,037	4,289	5,962

Total Revenue	$7,575	$7,826	$15,098	$16,470
Segment gross profit:
Detection	$4,554	$4,005	$9,215	$8,730
Therapy	937	1,533	1,588	3,097

Segment gross profit	$5,491	$5,538	$10,803	$11,827
Segment operating income (loss):
Detection	$446	$52	$1,068	$993
Therapy	(797)	(250)	(2,006)	(562)

Segment operating income (loss):	$(351)	$(198)	$(938)	$431
General, administrative, depreciation and amortization expense	$(2,763)	$(2,673)	$(5,698)	$(4,835)
Interest expens e	—	(29)	(1)	(129)
Interest income	14	19	16	33
Other expense	(18)	(13)	(41)	(37)
Loss on extinguishment of debt	—	(386)	—	(386)

Loss before income tax	$(3,118)	$(3,280)	$(6,662)	$(4,923)

Note 13 – Commitments and Contingencies
Other Commitments
The Company is obligated to pay approximately $5.1 million for firm purchase obligations to suppliers for future product and service deliverables and $0.2 million for minimum royalty obligations.
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
As a provider of devices and services to the health care industry, the Company’s operations have been materially affected in all periods presented. Significant uncertainty remains as to the continuing impact of the
COVID-19
pandemic on the Company’s operations and on the global economy. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuing or worsening level of market disruption and volatility seen since the start of the pandemic will have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of the Company’s operations and financial condition, and on the market price of the Company’s common stock. The Company’s results for the years ended December 31, 2021 and 2020, as well as all quarterly results beginning with the first quarter of 2020 through the second quarter of 2022, reflect a negative impact from the
COVID-19
pandemic, including but not limited to healthcare customers and potential customers providing additional focus on
COVID-19;
pandemic-related public health impacts, including significant shifts in workforce availability and priorities, on customer, supplier, and iCAD’s business processes; and effects on healthcare customers and potential customers of pandemic related supply chain issues. The Company’s quarterly expected results for the nine months ending September 30, 2022, or any interim or any future period, could reflect a continuing negative impact from the
COVID-19
pandemic for similar or additional reasons.
The Company believes that its current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $27.2 million at June 30, 2022 and anticipated revenue and cash collections. However, the resurgence of the
COVID-19
pandemic could affect the Company’s liquidity and capital resources.

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
Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021 (in thousands, except share data or as noted)
Revenue
Three months ended June 30, 2022 and 2021:

	Three months ended June 30
	2022	2021	$ Change	% Change
Detection revenue
Product revenue	$3,467	$3,164	$303	9.6%
Service and supplies revenue	1,822	1,625	197	12.1%

Subtotal	5,289	4,789	500	10.4%
Therapy revenue
Product revenue	1,008	1,388	(380)	-27.4%
Service and supplies revenue	1,278	1,649	(371)	-22.5%

Subtotal	2,286	3,037	(751)	-24.7%

Total revenue	$7,575	$7,826	$(251)	-3.2%

Total revenue decreased by approximately $0.2 million or (3.2%), from $7.8 million for the three months ended June 30, 2021 to $7.6 million for the three months ended June 30, 2022. The decrease is due to an increase in Detection revenue of approximately $0.5 million offset by a decrease in Therapy revenue of $0.7 million. During the first half of 2022, the Company has seen increased customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. The Company believes this trend could accelerate. An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to on delivery for perpetual licenses.
Detection product revenue increased by approximately $0.3 million, or 9.6%, from $3.2 million for the three months ended June 30, 2021 to $3.5 million for the three months ended June 30, 2022. The overall increase is due primarily to an increase in direct customer revenue of $0.3 million relating primarily to revenue from 3D imaging and density assessment products. The Company also believes that the

COVID-19

pandemic adversely affected revenues during the three months ended June 30, 2022 and 2021.
Detection service and supplies revenue, which is primarily sold to direct customers, increased by $0.2 million, or 12.1%, from $1.6 million in the three months ended June 30, 2021 to $1.8 million in the three months ended June 30, 2022.
Therapy product revenue decreased by approximately $0.4 million, or (27.4)%, from $1.4 million for the three months ended June 30, 2021 to $1.0 million for the three months ended June 30, 2022. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price.
Therapy service and supplies revenue decreased by approximately $0.4 million, or (22.5)%, from $1.7 million for the three months ended June 30, 2021 to $1.3 million for the three months ended June 30, 2022. The Company believes that Therapy product revenue was adversely affected by the

COVID-19

pandemic during the three months ended June 30, 2022 and 2021. The Company saw lower service and supplies revenues due to lower balloon sales in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The Company is not able to predict how the

COVID-19

pandemic will affect future Therapy service and supplies revenue.
Six months ended June 30, 2022 and 2021:

	Six months ended June 30
	2022	2021	$ Change	% Change
Detection revenue
Product revenue	$7,331	$7,325	$6	0.1%
Service and supplies revenue	3,478	3,183	295	9.3%

Subtotal	10,809	10,508	301	2.9%
Therapy revenue
Product revenue	1,704	2,784	(1,080)	-38.8%
Service and supplies revenue	2,585	3,178	(593)	-18.7%

Subtotal	4,289	5,962	(1,673)	-28.1%

Total revenue	$15,098	$16,470	$(1,372)	-8.3%

Total revenue decreased by approximately $1.4 million, or (8.3%), from $16.5 million for the six months ended June 30, 2021 to $15.1 million for the six months ended June 30, 2022. The decrease is due to a decrease in Therapy revenue of approximately $1.7 million offset by an increase in Detection revenue of $0.3 million. During the first half of 2022, the Company has seen increased customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. The Company believes this trend could accelerate. An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to on delivery for perpetual licenses.
Detection product revenue was relatively flat at $7.3 million for both the six months ended June 30, 2022 and 2021.
Detection service and supplies revenue, which is primarily sold to direct customers, increased by $0.3 million, or 9.3%, from $3.2 million in the six months ended June 30, 2021 to $3.5 million in the six months ended June 30, 2022.
Therapy product revenue decreased by approximately $1.1 million, or (38.8%), from $2.8 million for the six months ended June 30, 2021 to $1.7 million for the six months ended June 30, 2022. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price. The Company believes that Therapy product revenue was adversely affected by the COVID-19 pandemic during the six months ended June 30, 2022 and 2021.
Therapy service and supplies revenue decreased by approximately $0.6 million, or (18.7)%, from $3.2 million for the six months ended June 30, 2021 to $2.6 million for the six months ended June 30, 2022. The Company believes that Therapy service and supplies revenue was adversely affected by the
COVID-19
pandemic during the six months ended June 30, 2022 and 2021. The Company saw lower service and supplies revenues due to lower balloon sales in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The Company is not able to predict how the
COVID-19
pandemic will affect future Therapy service and supplies revenue.

Cost of Revenue and Gross Profit:
Three months ended June 30, 2022 and 2021:

Cost of Revenue and Gross Profit:	Three months ended June 30
	2022	2021	$ Change	% Change
Products	$1,008	$1,377	$(369)	-26.8%
Service and supplies	1,001	832	169	20.3%
Amortization and depreciation	75	79	(4)	-5.1%

Total cost of revenue	$2,084	$2,288	$(204)	-8.9%

	Three months ended June 30
	2022	2021	$ Change	% Change
Detection gross profit	$4,554	$4,005	$549	13.7%
Therapy gross profit	937	1,533	(596)	-38.9%

Gross profit	$5,491	$5,538	$(47)	-0.8%

Gross profit for the three months ended June 30, 2022 was approximately $5.5 million, or 72.5% of revenue, as compared to $5.5 million, or 70.8% of revenue, for the three months ended June 30, 2021. Detection gross profit percentage increased from 83.6% for the three months ended June 30, 2021 to 86.1% for the three months ended June 30, 2022. Therapy gross profit percentage increased from 70.8% for the three months ended June 30, 2021 to 72.5% for the three months ended June 30, 2022. Detection gross profit represented 72.3% of total Company gross profit for the three months ended June 30, 2021 compared to 82.9% for the three months ended June 30, 2022.
Cost of products decreased by approximately $0.4 million, or (26.8%), from $1.4 million for the three months ended June 30, 2021 to $1.0 million for the three months ended June 30, 2022. Cost of product revenue as a percentage of product revenue was approximately 30.3% for the three months ended June 30, 2021 as compared to 22.5% for the three months ended June 30, 2022. The product mix in the three-month period ended June 30, 2022 compared to the same period in 2021 included more Detection products, which have a lower relative cost of sales.
Cost of service and supplies increased by approximately $0.2 million from $0.8 million for the three months ended June 30, 2021 to $1.0 million for the three months ended June 30, 2022. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 25.4% for the three months ended June 30, 2021 as compared to 32.3% for the three months ended June 30, 2022. The cost of service and supplies as a percentage of revenue increased primarily as a result of a temporary reduction in average selling price for certain supplies to certain customers, including clinical trial participants.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for the three months ended June 30, 2022 and 2021.
Six months ended June 30, 2022 and 2021:

Cost of Revenue and Gross Profit:
	Six months ended June 30
	2022	2021	$ Change	% Change
Products	$2,095	$2,786	$(691)	-24.8%
Service and supplies	2,050	1,699	351	20.7%
Amortization and depreciation	150	158	(8)	-5.1%

Total cost of revenue	$4,295	$4,643	$(348)	-7.5%

	Six months ended June 30
	2022	2021	$ Change	% Change
Detection gross profit	$9,215	$8,730	$485	5.6%
Therapy gross profit	1,588	3,097	(1,509)	-48.7%

Gross profit	$10,803	$11,827	$(1,024)	-8.7%

Gross profit for the six months ended June 30, 2022 was approximately $10.8 million, or 71.6% of revenue, as compared to $11.8 million, or 71.8% of revenue, for the six months ended June 30, 2021. Detection gross profit percentage increased from 83.1% for the six months ended June 30, 2021 to 85.3% for the six months ended June 30, 2022. Therapy gross profit percentage decreased from 51.9% for the six months ended June 30, 2021 to 37.0% for the six months ended June 30, 2022. Detection gross profit represented 73.8% of total Company gross profit for the six months ended June 30, 2021 compared to 85.3% for the six months ended June 30, 2022.

Cost of products decreased by approximately $0.7 million, or (24.8)%, from $2.8 million for the six months ended June 30, 2021 to $2.1 million for the six months ended June 30, 2022. Cost of product revenue as a percentage of product revenue was approximately 27.6% for the six months ended June 30, 2021 as compared to 23.2% for the six months ended June 30, 2022. The product mix in the six-month

period ended June 30, 2022 compared to the same period in 2022 included more Detection products, which have a lower relative cost of sales.
Cost of service and supplies increased by approximately $0.4 million, or 20.7%, from $1.7 million for the six months ended June 30, 2021 to $2.1 million for the six months ended June 30, 2022. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 26.7% for the six months ended June 30, 2021 as compared to 33.8% for the six months ended June 30, 2022. The cost of service and supplies as a percentage of revenue increased primarily as a result of a temporary reduction in average selling price for certain supplies to certain customers, including clinical trial participants.
Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.2 million for both the six months ended June 30, 2022 and 2021.
Operating Expenses:
Three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021	$ Change	% Change
Operating expenses:
Engineering and product development	$2,367	$2,268	$99	4.4%
Marketing and sales	3,435	3,429	6	0.2%
General and administrative	2,742	2,652	90	3.4%
Amortization and depreciation	61	60	1	1.7%

Total operating expenses	$8,605	$8,409	$196	2.3%

Operating expenses increased by approximately $0.2 million, or 2.3%, from $8.4 million in the three months ended June 30, 2021 to $8.6 million in the three months ended June 30, 2022.
Engineering and Product Development
. Engineering and product development costs increased by approximately $0.1 million, or 4.4%, from $2.3 million for the three months ended June 30, 2021 to $2.4 million for the three months ended June 30, 2022. The increase was primarily related to higher employee costs in 2022 offset by a reduction in external service and clinical study expenses.
Marketing and Sales
. Marketing and sales expenses were flat at $3.4 million in the three months ended June 30, 2022 and 2021.
General and Administrative
. General and administrative expenses increased by approximately $0.1 million, or 3.4%, from $2.6 million in the three months ended June 30, 2021 to $2.7 million for the three months ended June 30, 2022. The increase is due to higher personnel costs partially offset by reduced external services as multiple functions were brought in-house,

recruiting costs associated with the U.S. commercial group reorganization and refocusing, increased travel costs, and an increase of $0.2 million to the allowance for doubtful accounts.
Amortization and Depreciation.

Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, were flat for the three months ended June 30, 2022 and 2021.
Other Income and Expense:
Three months ended June 30, 2022 and 2021:

Other Income and Expense:
	Three months ended June 30
	2022	2021	$ Change	% Change
Interest expense	$—	$(29)	$29	-100.0%
Interest income	14	19	(5)	-26.3%
Other loss	(18)	(13)	(5)	38.5%
Loss on extinguishment of debt	—	(386)	386	-100.0%

	$(4)	$(409)	$405	-99.0%

Tax benefit (expense)	$—	$—	$—	0.0%

Interest expense
. Interest expense decreased $29,000, or 100.0%, from $(29,000) in the three months ended June 30, 2021 to $0 for the three months ended June 30, 2022. The decrease is due to the timing of termination of the Loan Agreement in 2021.
Interest income
. Interest income decreased by approximately $5,000, or 26.3%, from $19,000 for the three months ended June 30, 2021 to $14,000 for the three months ended June 30, 2022.
Other income (loss)
. Other income (loss) increased by approximately $5,000, or 38.5%, from other loss of $5,000 for the three months ended June 30, 2021 to other loss of $18,000 for the three months ended June 30, 2022.
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
Tax expense
. Tax expense was approximately flat for the three months ending June 30, 2022 and 2021.
Operating Expenses:
Six months ended June 30, 2022 and 2021:

	Six months ended June 30
	2022	2021	$ Change	% Change
Operating expenses:
Engineering and product development	$4,642	$4,460	$182	4.1%
Marketing and sales	7,000	6,853	147	2.1%
General and administrative	5,673	4,803	870	18.1%
Amortization and depreciation	124	115	9	7.8%

Total operating expenses	$17,439	$16,231	$1,208	7.4%

Operating expenses increased by approximately $1.2 million, or 7.4%, from $16.2 million in the six months ended June 30, 2021 to $17.4 million in the six months ended June 30, 2022.
Engineering and Product Development
. Engineering and product development costs increased by approximately $0.2 million, or 4.1%, from $4.5 million for the six months ended June 30, 2021, to $4.7 million for the six months ended June 30, 2022. The increase was primarily related to higher employee costs in 2022 offset by a reduction in external service and clinical study expenses.
Marketing and Sales
. Marketing and sales expenses increased by approximately $0.1 million, or 2.1%, from $6.9 million in the six months ended June 30, 2021, to $7.0 million in the six months ended June 30, 2022. The increase was primarily due to increased employee-related costs associated with the U.S. commercial group reorganization and refocusing and increased travel costs resulting from the reduction of pandemic travel restrictions.
General and Administrative
. General and administrative expenses increased by approximately $0.9 million, or 18.1%, from $4.8 million in the six months ended June 30, 2021 to $5.7 million for the six months ended June 30, 2022. The increase is due to higher personnel costs partially offset by reduced external services as multiple functions were brought in-house,
recruiting costs associated with the U.S. commercial group reorganization and refocusing, increased travel costs, and an increase of $0.5 million to the allowance for doubtful accounts.
Amortization and Depreciation.
Amortization and depreciation which relates primarily to acquired intangible assets and depreciation of machinery and equipment, increased by approximately $9,000, or 7.8%, from $115,000 for the six months ended June 30, 2022, to $124,000 for the six months ended June 30, 2022.

Other Income and Expense: Six months ended June 30, 2022 and 2021:

Other Income and Expense:
	Six months ended June 30
	2022	2021	$ Change	% Change
Interest expense	$(1)	$(129)	$128	-99.2%
Interest income	16	33	(17)	-51.5%
Other loss	(41)	(37)	(4)	10.8%
Loss on extinguishment of debt	—	(386)	386	-100.0%

	$(26)	$(519)	$493	-95.0%

Tax benefit (expense)	$(1)	$—	$(1)	0.0%

Interest expense
. Interest expense decreased $128,000, or 99.2%, from $129,000 in the six months ended June 30, 2021 to $1,000 for the six months ended June 30, 2022. The decrease is due to the timing of termination of the Loan Agreement in 2021.
Interest income.
Interest income decreased by approximately $17,000, or 51.5%, from $33,000 for the six months ended June 30, 2021 to $16,000 for the six months ended June 30, 2022.
Other income (loss)
. Other loss increased by approximately $4,000, or 10.8%, from other loss of $37,000 for the six months ended June 30, 2021 to other loss of $41,000 for the six months ended June 30, 2022.
Loss on extinguishment of debt:
The Company recorded a loss on extinguishment of approximately $386,000 related to the repayment and retirement of the Loan Agreement as of the six months ended June 30, 2021. The loss on extinguishment was composed of approximately $140,000 for a prepayment fee, $122,000 for the unaccrued final payment, $65,000 termination, and other fees, and $58,000 for the unamortized and other closing costs from opening the loan
Tax expense
. Tax expense was approximately flat, from $0 for the six months ended June 30, 2021 to $(1,000) for the six months ended June 30, 2022.
Liquidity and Capital Resources (in thousands, except as noted)
The Company believes that its cash and cash equivalents balance of $27.2 million as of June 30, 2022, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. In addition, the resurgence of the
COVID-19
pandemic could affect our liquidity. The Company will continue to closely monitor its liquidity and the capital and credit markets.
The Company had net working capital of $31.2 million at June 30, 2022. The ratio of current assets to current liabilities at June 30, 2022 and December 31, 2021 was 3.19 and 3.36, respectively.

	For the six months ended June 30,
	2022	2021
Net cash used for operating activities	$(7,009)	$(5,577)
Net cash used for investing activities	(265)	(336)
Net cash provided by financing activities	172	16,616

(Decrease) increase in cash and equivalents	$(7,102)	$10,703

Net cash used for operating activities for the six months ended June 30, 2022 was $7.0 million, compared to $5.6 million for the six months ended June 30, 2021. The increase in net cash used for operating activities for the six months ended June 30, 2022 resulted primarily from the Company’s net loss and working capital changes resulting from increases in accounts receivable and inventory, which increased in order to de-risk
supply chain elongation, offset by a decrease in prepaid and other assets and decreases in accounts payable and accrued expenses. We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable, inventory expansion due to supply chain risk, and the timing of other payments.
Net cash used for investing activities for the six months ended June 30, 2022 was $265,000, compared to $336,000 for the six months ended June 30, 2021. The net cash used for investing activities for the six months ended June 30, 2022 and 2021 is primarily for purchases of property and equipment.
Net cash provided by financing activities for the six months ended June 30, 2022 was $172,000, compared to $16.6 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 is primarily due to cash of $172,000 from the issuance of common stock pursuant the Company’s stock option and employee stock purchase plans. Net cash provided by financing activities for the six months ended June 30, 2021 is primarily from the March 2, 2021 underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share resulting in net proceeds of approximately $23.2 million.
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2022, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
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
of the Exchange Act) and have determined there are no changes in its internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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
As a provider of devices and services to the health care industry, the Company’s operations have been materially affected, and may continue to be impacted, by the
COVID-19
pandemic. Beginning with the first quarter of 2020 through the second quarter of 2022, the
COVID-19
pandemic has presented a number of challenges and risks for the Company’s business, including, but not limited to the following: decreased product demand due to reduced numbers of in-person
meetings with potential clients; potential clients’ singular focus on surging
COVID-19
infection rates following the emergence of the Omicron variant, causing attention to be diverted from purchasing decisions; pandemic-related public health impacts, including significant shifts in workforce availability and priorities, on customer, supplier, and iCAD’s business process; supply chain interruptions; disruptions to the Company’s clinical trials; challenges operating in a virtual work environment; impacts resulting from travel limitations and mobility restrictions; and other challenges presented by disruptions to the Company’s normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic on the global economy and the Company’s operations, and the unpredictable and periodic emergence of new variants of the
COVID-19
virus.
The
COVID-19
pandemic has resulted in significant financial market volatility and uncertainty. A continuing or worsening level of market disruption and volatility observed since the start of the pandemic will have an adverse effect on the Company’s ability to access capital, on its business, results of operations and financial condition, and on the market price of the Company’s common stock. Although the Company does not provide guidance to investors relating to the Company’s results of operations, the Company’s expected quarterly results for the nine months ending September 30, 2022, or any interim or any future period, could reflect a continuing negative impact from the
COVID-19
pandemic for similar or additional reasons.
The Company’s exposure to trade accounts receivable losses may increase if its customers are adversely affected by changes in healthcare laws, coverage, and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current
COVID-19
pandemic, or other customer-specific factors. The Company has historically not experienced significant trade account receivable losses, but it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade account receivables as hospitals’ cash flows are impacted by their response to the
COVID-19
pandemic.
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

10.1*
Lease between The Irvine Company LLC and iCAD, Inc. dated June 29, 2012, together with First Amendment to Lease dated September 19, 2016, Second Amendment to Lease dated August 12, 2019, and Third Amendment to Lease dated May 19, 2022.

10.2	Consulting Agreement, dated May 24, 2022 by and between iCAD, Inc. and Daley and Associates, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: August 15, 2022	By:	/s/ Stacey Stevens
	Name: Title:	Stacey Stevens Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Stephen P. Sarno
	Name: Title:	Stephen P. Sarno Interim Chief Financial Officer (Principal Financial Officer)