Form 10-Q
period 2022-09-30
ICAD INC
filed 2022-11-14
CIK 749660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act)    YES  ☐    NO  ☒.
As of the close of business on November
7
, 2022, there were

25,446,407 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except for share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$24,590	$34,282
Trade accounts receivable, net of allowance for doubtful accounts of $778 and $268 as of September 30, 2022 and December 31, 2021, respectively	8,472	8,891
Inventory, net	5,630	4,171
Prepaid expenses and other current assets	3,787	2,962

Total current assets	42,479	50,306

Property and equipment, net of accumulated depreciation of $7,275 and 7,106 as of September 30, 2022 and December 31, 2021, respectively	986	882
Operating lease assets	2,945	1,059
Other assets	67	899
Intangible assets, net of accumulated amortization of $8,820 and $8,724 as of September 30, 2022 and December 31, 2021, respectively	535	683
Goodwill	8,362	8,362

Total assets	$55,374	$62,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,423	$2,779
Accrued and other expenses	5,544	5,642
Lease payable—current portion	508	889
Deferred revenue—current portion	6,126	5,652

Total current liabilities	14,601	14,962

Lease payable, net of current	2,480	266
Deferred revenue, net of current	631	441
Deferred tax	4	5

Total liabilities	17,716	15,674

Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 25,428,935 as of September 30, 2022 and 25,326,086 as of December 31, 2021.
Outstanding 25,243,104 as of September 30, 2022 and 25,140,255 as of December 31, 2021.	254	253
Additional paid-in capital	302,560	300,859
Accumulated deficit	(263,741)	(253,180)
Treasury stock at cost, 185,831 shares as of both September 30, 2022 and December 31, 2021	(1,415)	(1,415)

Total stockholders’ equity	37,658	46,517

Total liabilities and stockholders’ equity	$55,374	$62,191

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Products	$3,207	$6,320	$12,242	$16,429
Service and supplies	3,149	3,041	9,212	9,401

Total revenue	6,356	9,361	21,454	25,830
Cost of revenue:
Products	1,416	1,807	4,530	4,592
Service and supplies	494	763	1,524	2,462
Amortization and depreciation	73	79	224	237

Total cost of revenue	1,983	2,649	6,278	7,291

Gross profit	4,373	6,712	15,176	18,539

Operating expenses:
Engineering and product developmen t	2,137	2,285	6,780	6,745
Marketing and sales	3,473	3,886	10,473	10,739
General and administrative	2,667	2,658	8,341	7,461
Amortization and depreciation	56	64	180	178

Total operating expenses	8,333	8,893	25,774	25,123

Loss from operations	(3,960)	(2,181)	(10,598)	(6,584)

Other income/ (expense):
Interest expense	(7)	—	(7)	(141)
Interest income	71	21	89	53
Other loss, net	(2)	(16)	(45)	(41)
Loss on extinguishment of debt	—	—	—	(386)

Other expense, net	62	5	37	(515)

Loss before provision for income taxes	(3,898)	(2,176)	(10,561)	(7,099)

Provision for tax expense	—	—	—	—

Net loss and comprehensive loss	$(3,898)	$(2,176)	$(10,561)	$(7,099)

Net loss per share:
Basic and diluted	$(0.15)	$(0.09)	$(0.42)	$(0.29)

Weighted average number of shares used in computing loss per share:
Basic and diluted	25,204	25,053	25,183	24,662

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except shares)
(Unaudited)

	For the three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
	Number of
	Shares Issued	Par Value
Balance at June 30, 2022	25,373,858	$254	$301,994	$(259,843)	$(1,415)	$40,990
Issuance of common stock pursuant to stock option plans	45,000	—	127	—	—	127
Issuance of common stock pursuant Employee Stock Purchase Plans	10,077	—	34	—	—	34
Stock-based compensation	—	—	405	—	—	405
Net loss	—	—	—	(3,898)	—	(3,898)

Balance at September 30, 2022	25,428,935	$254	$302,560	$(263,741)	$(1,415)	$37,658

	For the nine months ended September 30, 2022
	Number of		Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
	Shares Issued	Par Value
Balance at December 31, 2021	25,326,086	$253	$300,859	$(253,180)	$(1,415)	$46,517
Issuance of common stock related to vesting of restricted stock	875	—	—	—	—	—
Issuance of common stock pursuant to stock option plans	73,833	1	205	—	—	206
Issuance of common stock pursuant Employee Stock Purchase Plans	28,141	—	127	—	—	127
Stock-based compensation	—	—	1,369	—	—	1,369
Net loss	—	—	—	(10,561)	—	(10,561)

Balance at September 30, 2022	25,428,935	$254	$302,560	$(263,741)	$(1,415)	$37,658

	For the three months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
	Number of
	Shares Issued	Par Value
Balance at June 30, 2021	25,213,302	$251	$299,049	$(246,858)	$(1,415)	$51,027
Issuance of common stock related to vesting of restricted stock	14,665	1	(60)	—	—	(59)
Issuance of common stock, net	54,702	1	296	—	—	297
Issuance of common stock pursuant Employee Stock Purchase Plans	5,168	—	76	—	—	76
Stock-based compensation	—	—	656	—	—	656
Net loss	—	—	—	(2,176)	—	(2,176)

Balance at September 30, 2021	25,287,837	$253	$300,017	$(249,034)	$(1,415)	$49,821

	For the nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity
	Number of
	Shares Issued	Par Value
Balance at December 31, 2020	23,694,406	$236	$273,639	$(241,935)	$(1,415)	$30,525
Issuance of common stock related to vesting of restricted stock	43,831	1	(60)	—	—	(59)
Issuance of common stock, net	1,393,738	14	23,215	—	—	23,229
Issuance of common stock pursuant to stock option plans	138,450	2	931	—	—	933
Issuance of common stock pursuant Employee Stock Purchase Plans	17,412	—	190	—	—	190
Stock-based compensation	—	—	2,102	—	—	2,102
Net loss	—	—	—	(7,099)	—	(7,099)

Balance at September 30, 2021	25,287,837	$253	$300,017	$(249,034)	$(1,415)	$49,821

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months ended September 30,
	2022	2021

Cash flow from operating activities:
Net loss	$(10,561)	$(7,099)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	158	176
Depreciation	246	242
Non-cash lease expense	549	581
Bad debt provision	510	(25)
Stock-based compensation	1,369	2,102
Amortization of debt discount and debt costs	—	17
Loss on extinguishment of debt	—	386
Changes in operating assets and liabilities:
Accounts receivable	(91)	(1,827)
Inventory	(1,459)	(146)
Prepaid and other assets	7	493
Accounts payable	(351)	(217)
Accrued and other expenses	(98)	(2,095)
Lease liabilities	(602)	(514)
Deferred revenue	663	65

Total adjustments	901	(762)

Net cash used for operating activities	(9,660)	(7,861)

Cash flow from investing activities:
Additions to patents, technology and other	(10)	(24)
Additions to property and equipment	(355)	(426)

Net cash used for investing activities	(365)	(450)

Cash flow from financing activities:
Proceeds from option exercises pursuant to stock option plans	206	933
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plans	127	190
Proceeds from issuance of common stock, net	—	23,229
Issuance of stock upon conversion of debentures	—	(7,363)
Taxes paid related to restricted stock program	—	(59)

Net cash provided by financing activities	333	16,930

(Decrease) increase in cash and cash equivalents	(9,692)	8,619
Cash and cash equivalents, beginning of period	34,282	27,186

Cash and cash equivalents, end of period	$24,590	$35,805

Supplemental disclosure of cash flow information:
Interest paid	$7	$92

Amendment to right-of-use assets obtained in exchange for operating lease liabilities	$2,434	$—

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES
(In thousands, except for share and per share data or as noted)
Notes to Condensed Consolidated Financial Statements:
Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (together “iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities. In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2022, the results of operations of the Company for the three and nine months ended September 30, 2022 and 2021, cash flows of the Company for the nine months ended September 30, 2022 and 2021, and stockholders’ equity for the Company for the three and nine months ended September 30, 2022 and 2021.
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
for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for fiscal year ending December 31, 2022, or any interim or any future period.
Principles of Consolidation and Business Segments
The condensed consolidated financial statements include the accounts of iCAD, Inc. and its wholly owned subsidiaries: Xoft, Inc., Xoft Solutions, LLC, iCAD France, LLC and iCAD Italy, LLC. All material inter-company transactions and balances have been eliminated in consolidation.
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
the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. As a provider of devices and services to the health care industry, the Company believes its operations have been materially affected in all periods presented. While the worst of the disruptions appear to have subsided as of September 30, 2022, the Company continues to be impacted by slowness in the overall economic recovery. The Company’s expected results for the year ended December 31, 2022, including any interim or future periods, could reflect a continuing negative impact from the
COVID-19
pandemic for similar or additional reasons.
In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region has continued through September 30, 2022 and beyond. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the fiscal year ended 2021, approximately
8.6
% of the Company’s total revenue and approximately
39.0
% of the Company’s export revenue was derived from customers located in Europe.
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
“Financial Instruments—Credit Losses (Topic 326)” (“ASU
2016-13”),
which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU
2016-13
replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. In November 2019, the FASB elected to defer the adoption date of ASU
2016-13
for public business entities that meet the definition of a smaller reporting company to fiscal years beginning after December 15, 2022. Early adoption of the guidance in ASU
2016-13
is permitted. The Company continues to assess the impact that adoption of this standard will have on its consolidated financial statements.
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
The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy:
Fair Value Measurements as of September 30, 2022

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$17,998	$—	$—	$17,998

Total Assets	$17,998	$—	$—	$17,998

Fair Value Measurements as of December 31, 2021

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$30,573	$—	$—	$30,573

Total Assets	$30,573	$—	$—	$30,573

There were no Level 2 or 3 instruments measured at fair value as of September 30, 2022 or December 31, 2021.

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

	Three months ended September 30, 2022
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,535	$671	$3,206
Service contracts	1,823	400	2,223
Supply and source usage agreements	—	453	453
Disposable applicators	—	377	377
Other	—	97	97

	$4,358	$1,998	$6,356

Timing of Revenue Recognition
Goods transferred at a point in time	$2,510	$1,119	$3,629
Services transferred over time	1,848	879	2,727

	$4,358	$1,998	$6,356

Sales Channels
Direct sales force	$2,947	$788	$3,735
OEM partners	1,411	—	1,411
Channel partners	—	1,210	1,210

	$4,358	$1,998	$6,356

	Nine months ended September 30, 2022
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$9,866	$2,376	$12,242
Service contracts	5,301	1,155	6,456
Supply and source usage agreements	—	1,224	1,224
Disposable applicators	—	1,256	1,256
Other	—	276	276

	$15,167	$6,287	$21,454

Timing of Revenue Recognition
Goods transferred at a point in time	$9,844	$3,955	$13,799
Services transferred over time	5,323	2,332	7,655

	$15,167	$6,287	$21,454

Sales Channels
Direct sales force	$9,347	$2,508	$11,855
OEM partners	5,820	—	5,820
Channel partners	—	3,779	3,779

	$15,167	$6,287	$21,454

	Three months ended September 30, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$4,454	$2,358	$6,812
Service contracts	1,554	398	1,952
Supply and source usage agreements	—	562	562
Other	—	35	35

	$6,008	$3,353	$9,361

Timing of Revenue Recognition
Goods transferred at a point in time	$4,454	$2,393	$6,847
Services transferred over time	1,554	960	2,514

	$6,008	$3,353	$9,361

Sales Channels
Direct sales force	$3,629	$1,403	$5,032
OEM partners	2,379	—	2,379
Channel partners	—	1,950	1,950

	$6,008	$3,353	$9,361

	Nine months ended September 30, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$11,778	$6,580	$18,358
Service contracts	4,737	1,109	5,846
Supply and source usage agreements	—	1,572	1,572
Other	—	54	54

	$16,515	$9,315	$25,830

Timing of Revenue Recognition
Goods transferred at a point in time	$11,778	$6,633	$18,411
Services transferred over time	4,737	2,682	7,419

	$16,515	$9,315	$25,830

Sales Channels
Direct sales force	$10,691	$3,632	$14,323
OEM partners	5,824	—	5,824
Channel partners	—	5,683	5,683

	$16,515	$9,315	$25,830

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
non-current
contract assets, and contract liabilities from contracts with customers.
Contract balances

	Balance at September 30, 2022	Balance at December 31, 2021
Receivables, which are included in ‘Trade accounts receivable’	$8,472	$8,891
Current contract assets, which are included in “Prepaid and other assets”	$1,584	$1,895
Non-current contract assets, which are included in “other assets”	$—	$844
Contract liabilities, which are included in “Deferred revenue”	$6,757	$6,093

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
Changes in deferred revenue from contracts with customers were as follows:

Nine Months Ended September 30, 2022
Balance at beginning of period	$6,093
Deferral of revenue	9,195
Recognition of deferred revenue	(8,531)

Balance at end of period	$6,757

The Company expects to recognize estimated revenues related to performance obligation that are unsatisfied (or partially satisfied) in the amounts of approximately $2.3 million in 2022, $4.2 million in 2023, $0.2 million in 2024 and $0.1 million in 2025.
Note 4 – Net Loss per Common Share
The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.
A summary of the Company’s calculation of net loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net loss	$(3,898)	$(2,176)	$(10,561)	$(7,099)

Shares used in the calculation of basic and diluted net loss per share	25,204	25,053	25,183	24,662

Net loss per share - basic and diluted	$(0.15)	$(0.09)	$(0.42)	$(0.29)

The shares of the Company’s common stock issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	September 30,
	2022	2021
Stock options	2,624,154	2,509,511
Restricted stock	—	1,750

Total	2,624,154	2,511,261

Note 5 – Inventories
The Company values its inventory at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in,
first-out
(FIFO) method. On a quarterly basis, management reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and estimated sales forecast, which is based on sales history and anticipated future demand. Inventory consisted of the following and includes an inventory reserve of $0.3 million at September 30, 2022 and $0.2 million at December 31, 2021.

	September 30, 2022	December 31, 2021
Raw materials	$2,665	$2,962
Work in process	121	173
Finished Goods	3,113	1,279

Inventory Gross	5,899	4,414
Inventory Reserve	(269)	(243)

Inventory Net	$5,630	$4,171

Note 6 – Goodwill
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
The Company considered indicators of impairment, and there were no triggering events identified, no indication of impairment of the Company’s goodwill and no impairment charges recorded during the three and nine months ended September 30, 2022 and 2021.
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

The Company determined there were no such triggering events in the period ended September 30, 2022.

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
Assumptions made by the Company at the commencement date of each lease are re-evaluated
upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.
In May 2022, the Company entered into an agreement to amend its Irvine operating lease (the “Irvine Amendment”). The Irvine Amendment extended the lease term of the premises by 5 years, or until March 2028. Fixed monthly rent for the space will be incurred at a rate of $2.10 per square foot per year beginning in April 2023, subject to annual increases of $.06 per square foot in 2025 and 2026 as well as annual increases of $0.07 per square foot in 2027 and 2028.
The Irvine Amendment includes a five-year option to extend the term. Upon the execution of the Irvine Amendment, which was deemed to be a lease modification, the Company re-evaluated
the assumptions made at the original lease commencement date. The Company determined the Irvine Amendment consists of one separate contract under ASC 842, which is related to the modification of term for the original lease. The Company recorded an additional right-of-use
asset and lease liability upon lease commencement of the expanded duration of the lease. The Irvine Amendment, resulted an increase of the right-of-use
asset lease asset and lease liability of $2.4 million as of June 30, 2022.
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
ASC 842 includes a number of reassessment and remeasurement requirements for lessees based on certain triggering events or conditions. There were no impairment indicators identified during the three and nine months ended September 30, 2022 that would require impairment testing of the Company’s right-of-use
assets.
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease
components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for lease components and non-lease
components for real estate and equipment leases.
Components of Leases:
The Company has leases for office space and office equipment. The leases expire at various dates through 2028.

Lease Cost	Classification	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost - Right of Use Asset	Operating expenses	$214	$644

Other information related to leases was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash paid from operating cash flows for operating leases	$233	$698

As of September 30, 2022
Weighted-average remaining lease term of operating leases (years)	3.9
Weighted-average discount rate for operating leases	6.3%
Maturity of the Company’s lease liabilities as of September 30, 2022 was as follows:

2022	$233
2023	611
2024	642
2025	644
2026	664
2027	685
2028	173

Total lease payments	3,652
Less: imputed interest	(664)

Total lease liabilities	2,988
Less: current portion of lease liabilities	(508)

Long-term lease liabilities	$2,480

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
The following amounts are included in interest expense related to the Loan Agreement in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cash interest expense	$—	$—	$—	$141

Total interest expense	$—	$—	$—	$141

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
(b) Stock-Based Compensation
The Company granted options to purchase 0 and 760,000 shares of the Company’s stock during the three and nine months ended September 30, 2022, respectively. The full amount of options were granted in the first nine months of
2022.
The Company’s stock-based compensation expense, including options and restricted stock by category is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1	$3	$2	$20
Engineering and product development	37	73	182	281
Marketing and sales	133	149	441	629
General and administrative	234	431	744	1,172

	$405	$656	$1,369	$2,102

As of September 30, 2022, there was approximately $2.3 million of total unrecognized compensation cost related to unvested options and restricted stock. That cost is expected to be recognized over a weighted average period of 1.97 years.
Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average risk-free interest rate	n/a *	0.41%	1.90%	0.28%
Expected dividend yield	None	None	None	None
Expected life	n/a *	3.5 years	3.5 years	3.5 years
Expected volatility	n/a *	65.6%-67.4%	66.3% to 70.5%	65.6% to 67.4%
Weighted average exercise price	n/a *	$15.04	$5.22	$16.61
Weighted average fair value	n/a *	$6.18	$2.46	$7.34
* The Company granted no options during the three months ended September 30, 2022.
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
The Company did not grant any shares of restricted stock during the three-months ended September 30, 2022 or 2021. The Company granted 0 and 22,488 shares of restricted stock during the nine months ended September 30, 2022 and 2021, respectively.
The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date. All of the Company’s restricted stock grants in 2021 had time-based vesting requirements. The grant date fair value for restricted stock awards is based on the quoted market value of Company stock on the grant date.

A summary of stock option activity for all stock option plans for the period ended September 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value

Outstanding as of December 31, 2021	2,486,511	$9.27	$3,820
Granted	760,000	$5.22	$3
Exercised	(73,500)	$2.45	$85,974
Cancelled	(548,857)	$11.96	$—

Outstanding as of September 30, 2022	2,642,154	$9.44	$—

Options Exercisable as of December 31, 2021	1,619,855	$6.47	$3,730

Options Exercisable as of September 30, 2022	1,835,848	$9.97	$—

The Company issued 44,700 and 73,500 shares of common stock upon the exercise of outstanding stock options in the three and nine months ended September 30, 2022, respectively. The Company received cash proceeds from stock option exercises

of approximately $102,000 and $181,000 in the three and nine months ended September 30, 2022, respectively. The intrinsic value of restricted shares that vested in the three and nine months ended September 30, 2022 was $0.0 million and $0.0 million, respectively. There were no restricted shares that vested in the three and nine months ended September 30, 2022.
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
The Company issued 9,224 and 27,288 shares under the ESPP in the three and nine months ended September 30, 2022 respectively. The Company recorded approximately $11,000 and $30,000 of stock-based compensation expense pursuant to ESPP for the three and nine months ended September 30, 2022, respectively. The next accumulation period under the ESPP commenced on July 1, 2022 and ended on September 30, 2022, and the related shares purchased by the participants were issued in October 2022. As of September 30, 2022, the Company recorded a liability of approximately $32,000 related to employee withholdings in connection with the ESPP accumulation period ended September 30, 2022, which was included as a component of accrued expenses and other current liabilities. In October 2022, the Company suspended the ESPP such that the accumulation period from October 1, 2022 through December 31, 2022 and beyond will not occur.
Note 11 – Income Taxes
The Company had no material unrecognized tax benefits and a deferred tax liability of approximately $5,800 related to tax amortizable goodwill at September 30, 2022. No other adjustments were required under ASC 740, “Income Taxes.” The Company does not expect that its unrecognized tax benefits will materially increase within the next 12 months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2022.
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
The Company does not track its assets by operating segment and the CODM does not use asset information by segment to allocate resources or make operating decisions. Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Segment revenues:
Detection	$4,359	$6,008	$15,168	$16,515
Therapy	1,997	3,353	6,286	9,315

Total r evenue	$6,356	$9,361	$21,454	$25,830
Segment gross profit:
Detection	$3,703	$5,058	$12,918	$13,788
Therapy	670	1,654	2,258	4,751

Segment gross profit	$4,373	$6,712	$15,176	$18,539
Segment operating income (loss):
Detection	$(330)	$671	$758	$1,664
Therapy	(948)	(173)	(2,954)	(735)

Segment operating income (loss):	$(1,278)	$498	$(2,196)	$929
General, administrative, depreciation and amortization expense	$(2,682)	$(2,679)	$(8,402)	$(7,513)
Interest expense	(7)	—	(7)	(141)
Interest income	71	21	89	53
Other expense	(2)	(16)	(45)	(41)
Loss on extinguishment of debt	—	—	—	(386)

Loss before income tax	$(3,898)	$(2,176)	$(10,561)	$(7,099)

Note 13 – Commitments and Contingencies
Other Commitments
The Company is obligated to pay approximately $3.8 million for firm purchase obligations to suppliers for future product and service deliverables and $0.2 million for minimum royalty obligations.
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
incurred.

Note 14 – Subsequent Events
In November 2022, the Company eliminated a number of positions, resulting in a charge of approximately
$0.1
million, comprised of severance and related costs. The Company expects the entire amount to be paid in cash before December 31, 2022. The Company has evaluated all other events and transactions subsequent to the balance sheet date to the date of the filing and is not aware of any additional events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the consolidated financial statements.

1
7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Please also refer to the section titled “Special Note Regarding Forward Looking Statements.”

Special Note Regarding Forward Looking Statements

Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain statements that may be deemed “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve or may involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to the following: the continuing impact of the COVID-19 pandemic, the continuing impact of military and political conflict in Eastern Europe, the ability to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to potential future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company, and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we undertake no obligation to update any such forward-looking statements to reflect events or circumstances after the date of such statements.

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

COVID-19 Impact

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. As a provider of devices and services to the health care industry, we believes our operations have been materially affected in all periods presented. While the worst of the disruptions seem to have subsided as of September 30, 2022, we continue dealing with the impact of slowness in the overall economic recovery. Our expected results for the year ended December 31, 2022, including any interim or future periods, could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $24.6 million at September 30, 2022 and anticipated revenue and cash collections.

Eastern European Conflict Impact

In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region has continued through September 30, 2022 and beyond. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which we derive revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to us has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the fiscal year ended 2021, approximately 8.6% of our total revenue and approximately 39.0% of our export revenue was derived from customers located in Europe.

Critical Accounting Estimates

Our discussion and analysis of financial condition, results of operations, and cash flows are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation and obsolescence, intangible assets, goodwill, income taxes, contingencies, and litigation. Additionally, we use assumptions and estimates in calculations to determine stock-based compensation, and evaluation of litigation. We base estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Due to the COVID-19 pandemic and its lingering impact, global armed conflicts and related political uncertainty, as well as dramatic inflation, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Other than as described herein, there have been no additional material changes to our critical accounting policies as discussed in our 2021 Annual Report on Form 10-K (the “2021 10-K”). For a comprehensive list of our critical accounting policies, reference should be made to the 2021 10-K.

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021 (in thousands, except share data or as noted)

Revenue

Three months ended September 30, 2022 and 2021:

	Three months ended September 30
	2022	2021	$ Change	% Change
Detection revenue
Product revenue	$2,535	$4,454	$(1,919)	(43.1)%
Service and supplies revenue	1,823	1,554	269	17.3%

Subtotal	4,358	6,008	(1,650)	(27.5)%
Therapy revenue
Product revenue	671	1,866	(1,195)	(64.0)%
Service and supplies revenue	1,327	1,487	(160)	(10.8)%

Subtotal	1,998	3,353	(1,355)	(40.4)%

Total revenue	$6,356	$9,361	$(3,005)	(32.1)%

Total revenue decreased by approximately $3.0 million or (32.1%), from $9.4 million for the three months ended September 30, 2021 to $6.4 million for the three months ended September 30, 2022. During the first nine months of 2022, we have seen an increased customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. We believe this trend could accelerate, and have begun to shift to a subscription model. An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to being recognized upon delivery for perpetual licenses.

Detection product revenue decreased by approximately $1.9 million, or (43.1%), from $4.5 million for the three months ended September 30, 2021 to $2.5 million for the three months ended September 30, 2022. The overall decrease is due primarily to one-time revenue items in 2021 that did not repeat in addition to the impact of our transition to a subscription model . We also believe that the COVID-19 pandemic adversely affected revenues during the three months ended September 30, 2022 and 2021.

Detection service and supplies revenue, which is primarily sold to direct customers, increased by approximately $0.3 million, or 17.3%, from $1.6 million for the three months ended September 30, 2021 to $1.8 million in the three months ended September 30, 2022.

Therapy product revenue decreased by approximately $1.2 million, or (64.0)%, from $1.9 million for the three months ended September 30, 2021 to $0.7 million for the three months ended September 30, 2022. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold and the average selling price.

Therapy service and supplies revenue decreased by approximately $0.2 million, or (10.8)%, from $1.5 million for the three months ended September 30, 2021 to $1.3 million for the three months ended September 30, 2022. We believe that Therapy product revenue was adversely affected by the COVID-19 pandemic during the three months ended September 30, 2022 and 2021. We saw lower service and supplies revenues due to lower balloon sales in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. We are not able to predict how the COVID-19 pandemic will affect future Therapy service and supplies revenue.

Nine months ended September 30, 2022 and 2021:

	Nine months ended September 30
	2022	2021	$ Change	% Change
Detection revenue
Product revenue	$9,866	$11,778	$(1,912)	(16.2)%
Service and supplies revenue	5,301	4,737	564	11.9%

Subtotal	15,167	16,515	(1,348)	(8.2)%
Therapy revenue
Product revenue	2,376	6,580	(4,204)	(63.9)%
Service and supplies revenue	3,911	2,735	1,176	43.0%

Subtotal	6,287	9,315	(3,028)	(32.5)%

Total revenue	$21,454	$25,830	$(4,376)	(16.9)%

Total revenue decreased by approximately $4.4 million, or (16.9%), from $25.8 million for the nine months ended September 30, 2021 to $21.5 million for the nine months ended September 30, 2022. The decrease is due to declines in both Detection and Therapy revenue. During the first nine months of 2022, we have seen increased customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. We believe this trend could accelerate. An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to on delivery for perpetual licenses.

Detection product revenue decreased by approximately $1.9 million, or (16.2%), from $11.8 million for the nine months ended September 30, 2021 to $9.9 million for the nine months ended September 30, 2022.

Detection service and supplies revenue, which is primarily sold to direct customers, increased by approximately $0.6 million, or 11.9%, from $4.7 million in the nine months ended September 30, 2021 to $5.3 million for the nine months ended September 30, 2022.

Therapy product revenue decreased by approximately $4.2 million, or (63.9%), from $6.6 million for the nine months ended September 30, 2021 to $2.4 million for the nine months ended September 30, 2022. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold, and the average selling price. We also believe that Therapy product revenue was adversely affected by the COVID-19 pandemic during the nine months ended September 30, 2022 and 2021.

Therapy service and supplies revenue increased by approximately $1.2 million, or 43.0%, from $2.7 million for the nine months ended September 30, 2021 to $3.9 million for the nine months ended September 30, 2022. We believe that Therapy service and supplies revenue was adversely affected by the COVID-19 pandemic during the nine months ended September 30, 2022 and 2021. We saw higher service and supplies revenues due to increased balloon sales in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The Company is not able to predict how the COVID-19 pandemic will affect future Therapy service and supplies revenue.

Cost of Revenue and Gross Profit:

Three months ended September 30, 2022 and 2021:

Cost of Revenue and Gross Profit:	Three months ended September 30
	2022	2021	$ Change	% Change
Products	$1,416	$1,807	$(391)	(21.6)%
Service and supplies	494	763	(269)	(35.3)%
Amortization and depreciation	73	79	(6)	(7.3)%

Total cost of revenue	$1,983	$2,649	$(666)	(25.1)%

	Three months ended September 30
	2022	2021	$ Change	% Change
Detection gross profit	$3,703	$5,058	$(1,355)	(26.8)%
Therapy gross profit	670	1,654	(984)	(59.5)%

Gross profit	$4,373	$6,712	$(2,339)	(34.8)%

Gross profit for the three months ended September 30, 2022 was approximately $4.4 million, or 68.8% of revenue, as compared to $6.7 million, or 71.7% of revenue, for the three months ended September 30, 2021. Detection gross profit percentage increased from 84.2% for the three months ended September 30, 2021 to 85.0% for the three months ended September 30, 2022. Therapy gross profit percentage decreased from 49.3% for the three months ended September 30, 2021 to 33.5% for the three months ended September 30, 2022. Detection gross profit represented 75.4% of total Company gross profit for the three months ended September 30, 2021 compared to 84.7% for the three months ended September 30, 2022.

Cost of products decreased by approximately $0.4 million, or (21.6%), from $1.8 million for the three months ended September 30, 2021 to $1.4 million for the three months ended September 30, 2022. Cost of product revenue as a percentage of product revenue was approximately 28.6% for the three months ended September 30, 2021 as compared to 44.2% for the three months ended September 30, 2022. The product mix in the three-month period ended September 30, 2022 compared to the same period in 2021 included more products with a higher relative cost of sales.

Cost of service and supplies decreased by approximately $0.3 million, or (35.3%) from $0.8 million for the three months ended September 30, 2021 to $0.5 million for the three months ended September 30, 2022. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 25.1% for the three months ended September 30, 2021 as compared to 15.7% for the three months ended September 30, 2022. The cost of service and supplies as a percentage of revenue decreased primarily as a result of the relative mix of service and supplies in the comparable periods.

Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for the three months ended September 30, 2022 and 2021.

Nine months ended September 30, 2022 and 2021:

Cost of Revenue and Gross Profit:
	Nine months ended September 30
	2022	2021	$ Change	% Change
Products	$4,531	$4,592	$(61)	(1.3)%
Service and supplies	1,524	2,462	(938)	(38.1)%
Amortization and depreciation	224	237	(13)	(5.6)%

Total cost of revenue	$6,279	$7,291	$(1,012)	(13.9)%

	Nine months ended September 30
	2022	2021	$ Change	% Change
Detection gross profit	$12,918	$13,788	$(870)	(6.3)%
Therapy gross profit	2,258	4,751	(2,493)	(52.5)%

Gross profit	$15,176	$18,539	$(3,363)	(18.1)%

Gross profit for the nine months ended September 30, 2022 was approximately $15.2 million, or 70.1% of revenue, as compared to $18.5 million, or 71.7% of revenue, for the nine months ended September 30, 2021. Detection gross profit percentage increased from 83.5% for the nine months ended September 30, 2021 to 85.2% for the nine months ended September 30, 2022. Therapy gross profit percentage decreased from 51.0% for the nine months ended September 30, 2021 to 35.9% for the nine months ended September 30, 2022. Detection gross profit represented 74.4% of total Company gross profit for the nine months ended September 30, 2021 compared to 85.1% for the nine months ended September 30, 2022.

Cost of products decreased by approximately $0.1 million, or (1.3%), from $4.6 million for the nine months ended September 30, 2021 to $4.5 million for the nine months ended September 30, 2022. Cost of product revenue as a percentage of product revenue was approximately 28.0% for the nine months ended September 30, 2021 as compared to 37.0% for the nine months ended September 30, 2022. The product mix in the nine-month period ended September 30, 2022 compared to the same period in 2021 included more Detection products, which have a higher relative cost of sales.

Cost of service and supplies decreased by approximately $0.9 million, or 38.1%, from $2.5 million for the nine months ended September 30, 2021 to $1.5 million for the nine months ended September 30, 2022. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 32.9% for the nine months ended September 30, 2021 as compared to 16.5% for the nine months ended September 30, 2022. The cost of service and supplies as a percentage of revenue decreased primarily as a result of the mix of service and supplies sold during each period.

Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.2 million for both the nine months ended September 30, 2022 and 2021.

Operating Expenses:

Three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021	$ Change	% Change
Operating expenses:
Engineering and product development	$2,137	$2,285	$(148)	(6.5)%
Marketing and sales	3,473	3,886	(413)	(10.6)%
General and administrative	2,667	2,658	9	0.3%
Amortization and depreciation	56	64	(8)	(12.5)%

Total operating expenses	$8,333	$8,893	$(560)	(6.3)%

Operating expenses decreased by approximately $0.6 million, or (6.3%), from $8.9 million in the three months ended September 30, 2021 to $8.3 million in the three months ended September 30, 2022.

Engineering and Product Development. Engineering and product development costs decreased by approximately $0.4 million, or (10.6%), from $2.3 million for the three months ended September 30, 2021 to $2.1 million for the three months ended September 30, 2022. The decrease was primarily related to the timing of new hires joining.

Marketing and Sales. Marketing and sales expenses decreased by approximately $0.4 million, or (10.6%), from $3.9 million in the three months ended September 30, 2021 to $3.5 million in the three months ended September 30, 2022. The decrease was primarily related to lower headcount and commission expense during the comparable periods.

General and Administrative. General and administrative expenses were $2.7 million during both the three months ended September 30, 2021 and September 30, 2022.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, were flat for the three months ended September 30, 2022 and 2021.

Other Income and Expense:

Three months ended September 30, 2022 and 2021:

Other Income and Expense:
	Three months ended September 30
	2022	2021	$ Change	% Change
Interest expense	$(7)	$—	$(7)	(100)%
Interest income	71	21	50	238.6%
Other (income) loss	(2)	(16)	14	(87.5)%

	$62	$5	$57	11.4%

Tax benefit (expense)	$—	$—	$—	—%

Interest expense. Interest expense was flat when comparing the three months ended September 30, 2021 to September 30, 2022.

Interest income. Interest income increased by approximately $50,000, or 238.6%, from $21,000 for the three months ended September 30, 2021 to $71,000 for the three months ended September 30, 2022. The increase results from higher interest rates in 2022 compared to 2021.

Other income (loss). Other income (loss) was a loss of $16,000 during the three months ended September 30, 2021 compared to a loss of $2,000 during the three months ended September 30, 2022. The change is driven lower foreign exchange losses recorded in 2022 compared to 2021.

Tax expense. Tax expense was flat at zero for the three months ending September 30, 2022 and 2021.

Operating Expenses:

Nine months ended September 30, 2022 and 2021:

	Nine months ended September 30
	2022	2021	$ Change	% Change
Operating expenses:
Engineering and product development	$6,780	$6,745	$35	0.5%
Marketing and sales	10,473	10,739	(266)	(2.5)%
General and administrative	8,341	7,461	880	11.8%
Amortization and depreciation	180	178	2	1.2%

Total operating expenses	$25,774	$25,123	$651	2.6%

Operating expenses increased by approximately $0.6 million, or 2.6%, from $25.1 million in the nine months ended September 30, 2021 to $25.8 million in the nine months ended September 30, 2022.

Engineering and Product Development. Engineering and product development costs were flat when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2022.

Marketing and Sales. Marketing and sales expenses decreased by approximately $0.3 million, or (2.5%), from $10.7 million in the nine months ended September 30, 2021, to $10.5 million in the nine months ended September 30, 2022. The decrease was primarily due to lower employee-related costs during the three months ended September 30, 2022 which more than offset increases incurred during the first six months of 2022 associated with the U.S. commercial group reorganization and refocusing and increased travel costs resulting from the reduction of pandemic travel restrictions.

General and Administrative. General and administrative expenses increased by approximately $0.9 million, or 11.8%, from $7.5 million in the nine months ended September 30, 2021 to $8.3 million for the nine months ended September 30, 2022. The increase is due to higher personnel costs partially offset by reduced external services as multiple functions were brought in-house, recruiting costs associated with the U.S. commercial group reorganization and refocusing, increased travel costs, and an increase of $0.5 million to the allowance for doubtful accounts.

Amortization and Depreciation. Amortization and depreciation which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was flat when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2022.

Other Income and Expense:

Nine months ended September 30, 2022 and 2021:

Other Income and Expense:
	Nine months ended September 30
	2022	2021	$ Change	% Change
Interest expense	$(7)	$(141)	$134	(94.7)%
Interest income	89	53	36	67.9%
Other income (loss)	(45)	(41)	(4)	(9.8)%
Loss on extinguishment of debt	—	(386)	386	(100)%

	$37	$(515)	$552	(107.2)%

Tax benefit (expense)	$—	$—	$—	%

Interest expense. Interest expense decreased $0.1 million, or (94.7%), in the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2022. The decrease is due to the timing of termination of the Loan Agreement in 2021.

Interest income. Interest income increased by approximately $36,000, or 67.9%, when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase results from higher interest rates in 2022 compared to 2021.

Other income (loss). Other income (loss) was a loss of $12,000 during the nine months ended September 30, 2021 compared to a loss of $45,000 during the nine months ended September 30, 2022. The change is driven higher foreign exchange losses recorded in 2022 compared to 2021.

Loss on extinguishment of debt: The Company recorded a loss on extinguishment of approximately $386,000 related to the repayment and retirement of the Loan Agreement as of the nine months ended September 30, 2021. The loss on extinguishment was composed of approximately $140,000 for a prepayment fee, $122,000 for the unaccrued final payment, $65,000 termination, and other fees, and $58,000 for the unamortized and other closing costs from opening the loan

Tax expense. Tax expense was flat at zero for the nine months ending September 30, 2022 and 2021.

Liquidity and Capital Resources (in thousands, except as noted)

The Company believes that its cash and cash equivalents balance of $24.6 million as of September 30, 2022, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. In addition, the resurgence of the COVID-19 pandemic could affect our liquidity. The Company will continue to closely monitor its liquidity and the capital and credit markets.

The Company had net working capital of $27.9 million at September 30, 2022. The ratio of current assets to current liabilities at September 30, 2022 and December 31, 2021 was 2.91 and 3.36, respectively.

	For the nine months ended September 30,
	2022	2021
Net cash used for operating activities	$(9,660)	$(7,861)
Net cash used for investing activities	(365)	(450)
Net cash provided by financing activities	333	16,930

(Decrease) increase in cash and equivalents	$(9,692)	$8,619

Net cash used for operating activities for the nine months ended September 30, 2022 was $9.7 million, compared to $7.9 million for the nine months ended September 30, 2021. The increase in net cash used for operating activities for the nine months ended September 30, 2022 resulted primarily from the Company’s net loss and working capital changes. The working capital changes included an increase in inventory which resulted from purchases made to de-risk supply chain elongation. We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable, inventory expansion due to supply chain risk, and the timing of other payments.

Net cash used for investing activities for the nine months ended September 30, 2022 was $365,000, compared to $450,000 for the nine months ended September 30, 2021. The net cash used for investing activities for the nine months ended September 30, 2022 and 2021 is primarily for purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $333,000, compared to $16.9 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 is due to cash proceeds from the issuance of common stock pursuant the Company’s stock option and employee stock purchase plans. Net cash provided by financing activities for the nine months ended September 30, 2021 is primarily from the March 2, 2021 underwritten public offering of 1,393,738 shares of the Company’s common stock at an offering price of $18.00 per share resulting in net proceeds of approximately $23.2 million, partially offset by $7.4 million used upon issuance of stock upon conversion of debentures.

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

Item 4.        Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2022, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective at a reasonable level of assurance.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and have determined there are no changes in its internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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

As a provider of devices and services to the health care industry, the Company’s operations have been materially affected, and may continue to be impacted, by the COVID-19 pandemic. Beginning with the first quarter of 2020 through the third quarter of 2022, the COVID-19 pandemic has presented a number of challenges and risks for the Company’s business, including, but not limited to the following: decreased product demand due to reduced numbers of in-person meetings with potential clients; potential clients’ singular focus on surging COVID-19 infection rates following the emergence of the Omicron variant, causing attention to be diverted from purchasing decisions; pandemic-related public health impacts, including significant shifts in workforce availability and priorities, on customer, supplier, and iCAD’s business process; supply chain interruptions; disruptions to the Company’s clinical trials; challenges operating in a virtual work environment; impacts resulting from travel limitations and mobility restrictions; and other challenges presented by disruptions to the Company’s normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic on the global economy and the Company’s operations, and the unpredictable and periodic emergence of new variants of the COVID-19 virus.

The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuing or worsening level of market disruption and volatility observed since the start of the pandemic will have an adverse effect on the Company’s ability to access capital, on its business, results of operations and financial condition, and on the market price of the Company’s common stock. Although the Company does not provide guidance to investors relating to the Company’s results of operations, the Company’s expected results for the year ended December 31, 2022, or any interim or any future period, could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.

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

Item 6.        Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 11, 2022	By:	/s/ Stacey Stevens
	Name: Title:	Stacey Stevens Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2022	By:	/s/ Stephen P. Sarno
	Name: Title:	Stephen P. Sarno Interim Chief Financial Officer (Principal Financial Officer)