Form 10-K
period 2022-12-31
ICAD INC
filed 2023-03-31
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission file number 001-09341

iCAD, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0377419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

98 Spit Brook Road, Suite 100,Nashua, New Hampshire	03062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 882-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ICAD	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on June 30, 2022 was $92,546,960. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2022, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 22, 2023, the registrant had 25,446,407 shares of its common stock outstanding.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain information included in this Annual Report on Form 10-Kand the documents incorporated by reference herein, that are not historical facts, contain “forward looking statements” within the meaning of the federal securities laws made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the continued impact of the COVID-19 pandemic, the ability to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to our existing and future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company, and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “would”, “could”, “may”, “consider”, “confident” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise requires, the terms “iCAD”, the “Company”, “we”, “our”, “registrant”, and “us” mean iCAD, Inc. and its consolidated subsidiaries.

PART I

Item1.	Business.

General

iCAD, Inc. is a global medical technology company providing innovative cancer detection and therapy solutions. The Company reports in two operating segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). Originally incorporated in Delaware in 1984 as Howtek, Inc., the Company changed its name to iCAD, Inc. in 2002. The Company’s headquarters are located in Nashua, New Hampshire. Xoft, Inc., Xoft Solutions LLC and iCAD France LLC are wholly owned subsidiaries of iCAD, Inc. and are consolidated for reporting purposes.

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

Cancer Detection Segment

Background and Overview

According to the World Cancer Research Fund, breast cancer is the most common cancer in women worldwide, and the second most common cancer overall, with more than two million new cases diagnosed worldwide in 2021. Approximately 40 million mammography procedures were performed in the United States in 2022.

Although mammography is the most effective method for early detection of breast cancer, studies have shown that an estimated 20% or more of all breast cancers go undetected in the screening stage. The American Cancer Society estimates that, overall, screening mammograms do not find approximately one in five breast cancers. Observational errors are responsible for more than half of cancers missed, but products that utilize artificial intelligence (“AI”) and computer-aided detection (“CAD”) have been proven to reduce the risk of observational errors in mammography. These cancer detection solutions can improve interpretation workflow by using sophisticated deep learning AI algorithms designed to rapidly and accurately analyze image data and mark suspicious areas in the image that may warrant more attention or highlight the possibility that the area may contain a subtle, but significant abnormality. While breast cancer has been the primary focus of iCAD’s detection technology, the underlying technology has potential applications to aid in the diagnosis of many additional types of cancer.

In the United States, digital breast tomosynthesis (“DBT”) is rapidly replacing full-field digital mammography (“FFDM”) in breast cancer screening due to DBT’s clinical value in cancer detection and lower recall rate. According to the United States Food and Drug Administration (the “FDA”), as of February 1, 2023, the United States alone had approximately 8,827 Mammography Quality Standards Act (“MQSA”) certified facilities which provide mammography screening. These facilities operate approximately 13,332 MQSA accredited FFDM and 11,342 DBT units with many of these units capable of both FFDM and DBT mammography and counted in both statistics. While many of these centers still use 2D FFDM systems, either alone or in combination with DBT systems, the Company believes that approximately 80-85% of imaging centers in the United States use DBT based on February 2023 MQSA data. DBT greatly increases image data compared to FFDM, which creates significant workflow challenges for radiologists who face the additional workload and time required to accurately read all of the image data contained in DBT cases. Further, as incidence rates of cancer continue to rise, it is becoming increasingly important to find cancer sooner, reduce unnecessary recalls resulting from false positives, and optimize radiologist efficiency. iCAD’s technology addresses these challenges with a portfolio of AI solutions for cancer detection, breast density assessment, and short-term risk assessment for use with both 2D and 3D mammography, as well as colon polyp detection in Computed Tomography (“CT”) virtual colonography imaging to enhance both detection and diagnosis stages of the cancer care cycle.

The Company launched Profound AI, a DBT cancer detection and workflow solution built on deep learning AI, in the European Union (the “EU”) and Canada in 2016 and, after receiving FDA premarket approval in the United States in 2019. ProFound AI version 3.0, which offers clinical and workflow improvements over prior versions, received FDA 510(k) clearance in March 2021 for commercial use in the United States for reading DBT exams generated using compatible DBT systems.

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

Based on the number of DBT units relative to the total units left to be converted to DBT, and the associated large number of installation opportunities, the Company believes that its cancer detection, breast density assessment and risk assessment solutions for DBT may represent a significant growth opportunity in the United States. The Company believes that there is also a growth opportunity for 2D mammography and DBT AI solutions in international markets, both from the analog to digital conversion and as more countries adopt the practice of each exam being read by a single radiologist using AI, rather than the alternative practice of having two radiologists read each exam. Furthermore, additional western European countries have already implemented, or are planning to implement, mammography screening programs, which may increase the number of screening mammograms performed in those countries.

Breast AI Suite

The Company’s breast AI suite includes cancer detection, automated density assessment, and breast cancer risk assessment solutions for both 2D and 3D mammography. These solutions are designed to enhance breast cancer screening by improving clinicians’ clinical performance and efficiency.

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

PowerLook v11.2 was commercially launched in late 2022. This latest version of the platform provides a scalable architecture that allows customers to optimize computing resources across an enterprise by automatically load balancing large data image processing.

Additionally, in 2022, the Company introduced a containerized version of its PowerLook platform to integrate more easily into third party AI platform hosting environments. Several leading AI platform providers, including Sectra AB (Linköping, Sweden) and Arterys (Redwood Shores, CA), adopted the containerized environment and introduced integrated commercial offerings based on the Company’s AI algorithms in 2022.

SecondLook

SecondLook is a machine learning-based cancer detection algorithm that analyzes 2D FFDM images to identify and mark suspicious masses and calcifications. This technology provides radiologists with a “second look” that helps detect potentially actionable cancers earlier than screening mammography alone. SecondLook uses a sophisticated, patented machine learning algorithm designed to identify the masses and calcifications that are most likely to be malignant. The algorithm was trained using data from 2D mammography studies, enabling the product to distinguish between characteristics of cancerous and normal tissue. This differentiation results in earlier detection of hard-to-find cancers, improved workflow for radiologists, and higher quality patient care. SecondLook first received FDA premarket approval in 2002 and is currently primarily offered in the United States and select countries where the Company’s latest 2D ProFound AI solution is not yet available.

Automated Density Assessment, 2D and 3D

PowerLook Density Assessment provides automated, consistent and standardized breast density assessments based on the American College of Radiology’s BI-RADS 5th Edition density categorization system. Currently in the United States, at least 38 states and the District of Columbia require some level of breast density notification to patients as part of their screening mammogram. In 2022 the European Society of Breast Imaging also announced recommendations that women should be informed about their breast density and recommends screening breast MRI every two to four years for women with extremely dense breasts. In July 2021, the Company introduced the latest version of the Company’s automated density solution, a deep learning breast density assessment algorithm based on 2D synthetic images generated by DBT gantries from multiple vendors, including General Electric, Hologic and Siemens. In addition, the product continues to support breast density assessment based on 2D FFDM images from leading manufactures.

ProFound AI, 2D and 3D

DBT was first FDA approved in the United States in 2010 and has been demonstrated to offer multiple advantages compared to 2D mammography, including improved tissue visualization and detection that results in lower recall rates for patients. Clinical studies indicate that, when compared to 2D FFDM, DBT improves the ability to distinguish malignant from benign tumors and can better detect malignant lesions hidden by overlapping tissues, each of which can reduce the number of unnecessary biopsies and false positive recall rates. Initial studies have indicated that physicians using DBT have the ability to detect 41% more invasive cancers than those using 2D mammography, and also can reduce false-positive reads by up to 15%.

While DBT has been shown to offer clinical benefits for screening mammography, it can also significantly increase radiologist interpretation time compared to 2D mammography. AI-based solutions can significantly improve the efficiency and efficacy of reading breast tomosynthesis cases by identifying and highlighting suspicious breast masses and calcifications.

In 2018, the Company received regulatory clearances in the EU, Canada, and the U.S. for its multi-vendor, DBT AI cancer detection and workflow solution, PowerLook Tomo Detection 2.0, which was subsequently rebranded ProFound AI for DBT.

ProFound AI for DBT is iCAD’s deep-learning algorithm specifically designed to detect malignant soft-tissue densities and calcifications in DBT exams by analyzing each DBT image, or slice. In early 2018, the Company completed a large multi-reader, multi-case crossover design clinical reader study, which showed that ProFound AI can increase radiologist clinical performance by improving radiologist sensitivity by an average of 8%, improve radiologist specificity by an average of 6.9% and reduce recall rates in non-cancer cases by an average of 7.2%. The reader study also showed that the product can reduce DBT reading times by an average of 52.7%. Results from this reader study were published in the peer-reviewed journal Radiology: Artificial Intelligence in July 2019.

In 2019, the Company launched ProFound AI for 2D, a similar AI cancer detection and workflow solution for 2D mammography. ProFound AI for 2D is CE approved and primarily targets the European market, where 2D mammography remains the predominant procedure for breast cancer screening. In March 2021, Version 3.0 of ProFound AI for DBT cleared FDA 510(k) review for use in clinical reading of DBT exams from compatible DBT systems. ProFound AI for DBT Version 3.0 included algorithm changes that improved both sensitivity and specificity in reading DBT exams compared to prior versions. In May 2021, ProFound AI received expanded EU approval for use with Fuji and Hologic Clarity HD DBT systems. In the fall of 2021, ProFound AI 3.0 for DBT added support for Hologic’s Clarity HD DBT in the US as well as adding support for highlighting suspicious findings in GE, Hologic, and Siemens systems’ synthetic 2D images and in Hologic’s 3D Quorum slab images.

In 2022, ProFound AI was granted an Authorization to Operate (ATO) from the Department of Defense (DoD). The DoD’s Risk Management Framework (RMF) requires technologies be granted an ATO in order to be approved for use at a DoD healthcare facility. There are currently more than 500 DoD hospitals, inpatient facilities, ambulatory care and occupational health facilities worldwide.

In May 2022, real world evidence presented at the Society of Breast Imaging (SBI/ACR) Breast Imaging Symposium showed ProFound AI improved radiologists’ screening performance, increased cancer detection rates and reduced abnormal interpretation rates.

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

ProFound AI™ Risk, 2D and 3D

ProFound AI Risk is the first commercially available clinical decision support tool that provides an accurate and personalized estimation of short-term breast cancer risk, based solely on a screening mammogram.

The Company worked with leading researchers at the Karolinska Institute in Stockholm, Sweden, one of the world’s foremost medical research universities, to develop and clinically validate ProFound AI Risk. Unlike existing risk models that focus on family history and lifestyle factors to estimate longer-term risk, ProFound AI Risk focuses on a short-term risk interval. The estimation of risk of cancer occurrence within the next one to two years provides potentially more accurate information on which to base further actions relative to breast cancer risk. iCAD believes short-term risk models such as ProFound AI Risk will enable risk-based screening approaches rather than the commonly used age-based approach of annual screening. The COVID-19 pandemic highlighted the benefit of risk-based screening as at the height of the pandemic in 2020, several medical societies recommended women of average risk postpone routine annual mammograms until the threat of COVID passed. As mammography screening begins to evolve from what has traditionally been an age-based annual screening paradigm to a short-term risk-based paradigm in the years ahead, iCAD is on the leading edge of this shift.

In July 2020 ProFound AI Risk for 2D FFDM received a CE Mark in Europe, and in September 2020 iCAD announced the publication of data in the peer-reviewed journal, Radiology, that confirmed ProFound AI Risk more accurately identifies the prospect of near-term development of breast-cancer than traditional risk models.

The October 2021 launch of the latest version of ProFound AI Risk was a significant achievement for iCAD, as this latest version offers the flexibility to work with 2D and 3D mammography images with high accuracy, showing over 10% improvement in the Area Under the Receiver Operating Characteristics Curve (AUC), a commonly used statistical measure of clinical accuracy, when compared to the Gail and Tyrer-Cuzick conventional lifetime risk models. Designed for global application, the latest version of ProFound AI can (i) provide a one, two or three-year risk estimation, (ii) factor in ethnic and racial backgrounds in the assessment of the score, and (iii) factor in country specific screening guidelines and incident and mortality rates.

In May 2022, a study published in Science Translational Medicine found ProFound AI Risk accurately determined women who were at a higher risk of developing breast cancer, with up to 2.4 times more accuracy than traditional lifetime risk models.

In addition to superior accuracy, the image-based ProFound AI Risk solution offers a simpler approach to breast cancer risk assessment for providers, as there is no requirement to collect and manage patient history and lifestyle information, which can be costly and inaccurate.

Expansion of Software Licensing Model Options for the Breast Health Solutions Suite

iCAD has historically offered solely perpetually-licensed software, primarily pre-installed on and sold with an iCAD configured, off-the-shelf computer, capable of optimally running the software. As a result, customers using this model can only classify iCAD software and hardware as a capital purchase for accounting purposes and making an up-front capital purchase.

In 2022, iCAD began offering its full suite of breast AI solutions in a variety of more flexible and customer accessible options. First, iCAD uncoupled the purchase of iCAD software from the purchase of hardware, allowing  customers to source their own computer hardware or use existing IT infrastructures. Second, iCAD launched several new software licensing models designed to accommodate both capital and operating purchasing for customers. In addition to offering perpetual licenses, the Company introduced a new subscription pricing model that allows customers to purchase a term-based subscription based on the number of imaging gantries or annual mammography exam volume. To make iCAD’s software more flexible, the Company’s software has been developed to run as a self-contained software package, making it executable within a variety of infrastructure environments, including iCAD-configured computers, alternatively sourced specification-compliant servers, virtualized environments, integrations into channel partner infrastructure and cloud-based hosting environments. iCAD will continue to sell iCAD configured servers to customers who prefer a single-vendor, turnkey solution with guaranteed compatibility and support.

iCAD is committed to providing solutions that will enable as many customers as possible to purchase or utilize the Company’s products. The Company’s Therapy business and the services and hardware product portions of the Detection business are expected to remain unchanged in the coming year. The subscription licensing model is currently being evaluated and the short-term and long-term impacts on the Company’s results of operations are being tested, although iCAD believes subscriptions will be relatively slow to accumulate over time and will be largely additive to the perpetual license business. Additive customers will have positive revenue impact and while the transition of perpetual license customers to subscription customers will have negative effects in the short term, iCAD expects this to impact a limited fraction of the overall revenue base of the Company in 2023. The Company is also currently evaluating the future potential of providing a SaaS subscription model with the Company hosting its software from the cloud.

Colon Cancer Screening Products

Colon cancer is the third most common cancer diagnosed globally, leading to almost one million deaths per year. CT is a well-established and widely used imaging technology that images cross-sectional “slices” of various parts of the human body. While the increased image quality and number of cross-sectional slices per scan offered by CT provides valuable diagnostic information, it adds to the challenge of managing and interpreting the large volume of data generated. CT Colonography (“CTC”) is a less invasive technique for imaging the colon when screening for cancer than a traditional colonoscopy. However, the process of reading a CTC exam can be lengthy and tedious as the interpreting physician is often required to traverse the entire length of the colon multiple times. CAD technology can play an important role in improving the accuracy and efficiency of reading CTC images by automatically identifying and highlighting polyps that can progress into cancer.

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

Potential Future Cancer Detection Products Development

The Company’s current primary focus is on image analysis and workflow solutions leveraging AI in  mammography, however, iCAD’s core technologies and product development capabilities can be applied to any imaging modality, including x-ray, CT, ultrasound, and Magnetic Resonance Imaging (“MRI”). Additionally, the Company could develop products that can be applied to screening and/or diagnosis of various additional cancer types such as prostate, lung, and brain cancers, as well as screening and/or diagnosis of disease related to visually differentiated tissue abnormalities. The Company continues to evaluate the adjacent or complementary opportunities in image analysis workflow solutions for future product development and commercialization possibilities.

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

The three main types of radiation therapy are (i) external beam radiation therapy (“EBRT”), which involves a radiation source positioned outside the body (ii) brachytherapy, in which sealed radiation sources are temporarily or permanently inserted in the body, within the treatment area, and (iii) systemic radioisotopes, which are given by infusion or oral ingestion.

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

Approximately 297,000 cases of brain and nervous system tumors are diagnosed worldwide per year. GBM is the most common and aggressive type of malignant primary brain tumor, with an estimated median survival of 10 to 12 months. The Company is continuing to develop clinical support for brain IORT, primarily in the GLIOX trial, an international multi-center trial designed to compare Xoft IORT plus Avastin® (bevacizumab) to the investigational arm of RTOG-1205 (EBRT plus bevacizumab).

Led by principal investigator and world-renowned oncologist, Santosh Kesari, MD, PhD, Chair and Professor, Department of Translational Neurosciences at the Saint John’s Cancer Institute, Santa Monica, CA, the first patient in the GLIOX trial was treated in December 2021. In April 2022, the Company announced multiple patients have been treated in the GLIOX trial. Doctors at Cáceres University Hospital in Cáceres, Spain have also successfully treated multiple cases of recurrent GBM with the Xoft System, which were performed in preparation for the GLIOX trial, as well as brain metastases, recurrent rectal, and head and neck tumors. The Company also announced as of April 2022 clinicians at the Miguel Servet University Hospital in Zaragoza, Spain, have utilized Xoft IORT in their cancer treatment regimen for sarcomas and brain metastases, as well as more than 700 breast cancers and 200 gynecological cancers to date.

Researchers hope the GLIOX trial will validate the intriguing initial results from a prospective two center comparative study at the European Medical Center (the “EMC”) in Moscow, Russia. The EMC study evaluated 15 patients with recurrent GBM who were treated with maximal safe resection and Xoft Brain IORT, and 15 patients with recurrent GBM treated with maximal safe resection and other modalities (control group), between June 2016 and June 2019. In October 2021, data supporting Xoft Brain IORT for the treatment of recurrent GBM were published with a subsequent erratum published in December 2021, in the peer-reviewed journal, Surgical Neurology International. The update reported that as of March 2021, patients treated in the EMC study with Xoft Brain IORT lived for up to 54 months after treatment without recurrence, whereas patients in the control group had a recurrence within 10 months and lived for up to 22.5 months after treatment. Researchers also found there were fewer complications, such as radionecrosis, in the IORT group. Radionecrosis refers to the breakdown of normal body tissue near the original tumor site after radiation therapy. One patient from the IORT group was still alive as of January 1, 2022, whereas none of the patients in the control group survived. Preliminary results from this study were presented in August 2021 at the American Association of Neurological Surgeons (AANS) 2021 annual scientific meeting.

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

Sales and Marketing

Cancer Detection

The Company has now sold more than 1,300 ProFound AI licenses through December 31, 2022 and more than 2,000 total product licenses including ProFound AI, upgrades, and other products. In North America, iCAD sells its AI mammography products through a direct regional sales force and through the Company’s channel partners, which include OEMs, Radiology Picture Archiving and Communication System (PACS) vendors, AI Platform vendors and distributors. The Company’s OEM partners include: GE Healthcare, focused on the manufacture and distribution of diagnostic imaging equipment, Fujifilm Medical Systems, a subsidiary of Fuji focused on the manufacture and distribution of X-rays and other imaging equipment, and Siemens Medical Systems. In Europe, the Company sells its AI mammography products through a direct sales force and has also developed reseller relationships with regional distributors.

iCAD continues to build-out our PACS partners, including: Change Healthcare Inc. (“Change Healthcare”), a leading independent healthcare technology company focused on insights, innovation and accelerating the transformation of the U.S. healthcare system; Sectra AB (“Sectra”), an international medical imaging IT solutions and cybersecurity company; as well as the GE Healthcare division marketing GE PACS.

Additionally, the Company has expanded on partnerships with additional AI Platform solution vendors.  iCAD has three AI Platform vendor distribution agreements, including Arterys Inc. the world’s leading cloud native, vendor-neutral AI platform; Ferrum Health, who partners with global leaders of AI applications to provide a robust catalog of AI applications on a single, secure platform serving clinical service lines across healthcare enterprises; and Blackford Analysis, a wholly owned subsidiary of Bayer AG – a platform built for integration with existing systems while simplifying integrations and the management of multiple disparate AI applications and algorithms.

In March 2022, iCAD became one of the first healthcare companies to validate its AI cancer detection solution with  the NVIDIA software suite, enabling thousands of healthcare organizations worldwide to virtualize AI workloads within hospital data centers using VMware vSphere and industry-standard servers.

In October of 2022, iCAD and Solis Mammography (Solis) announced a collaboration to develop and commercialize AI to evaluate cardiovascular disease based on breast arterial calcifications. Multiple studies have shown a correlation between the amount of breast arterial calcifications, which are visibly detectable on mammograms, to cardiovascular risk. iCAD and Solis are working together to use AI to quantify the amount of breast arterial calcification in mammograms, correlated to the risk of disease, and define meaningful clinical pathways for high-risk women.

In November of 2022, iCAD announced a strategic development and commercialization agreement with Google Health to integrate Google’s AI into iCAD’s breast imaging portfolio. iCAD intends to use Google’s 2D AI in its commercial product offerings, especially outside the U.S., where 2D mammography is primarily used for screening. The Company expects to release its first product leveraging the Google AI technology in the next 1-2 years. Additionally, iCAD also announced plans to leverage the Google Health Cloud to launch its own cloud platform for the delivery of its breast AI offerings. The company has already received its first order from Radiology Partners, allowing hundreds of thousands of women to be screened at Radiology Partners’ owned outpatient imaging center sites with iCAD’s Breast AI Suite.

In November of 2022, iCAD and Radiology Partners, the largest radiology practice in the US, announced their intent to join forces to drive nationwide adoption of iCAD’s Breast AI Suite.  The Company has already received its first order from Radiology Partners, allowing hundreds of thousands of women to be screened at Radiology Partners’ owned outpatient imaging center sites with iCAD’s Breast AI Suite. The Company has not yet entered into a definitive agreement with Radiology Partners.

These partnerships greatly expand visibility and access to the Company’s Breast AI suite – including ProFound AI Detection, ProFound AI Risk and PowerLook Density Assessment - for more hospitals and imaging centers across North America.

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

This federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing for any good or service furnished pursuant to an unlawful referral. It further obligates any person collecting any amounts in connection with an unlawful referral to refund these amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $170,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $26,000 per service, and could result in denial of payment, disgorgements of reimbursement received under a non-compliant agreement, and possible exclusion from Medicare, Medicaid or other federal healthcare programs.

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

On September 18, 2020, CMS finalized a rule regarding its new Radiation Oncology model (the “RO Model”), designed, according to CMS, to improve the quality of care for cancer patients receiving radiotherapy and reduce Medicare expenditures through bundled payments. In the final notice, CMS did not include IORT treatments (including CPT codes 77424 and 77425) within the new alternative payment model for radiation oncology. As a result, whether or not a particular physician practice or hospital is subject to the new radiation oncology payment model, IORT services covered by Medicare will continue to be subject to the existing payment systems for physician services and hospital outpatient services. On December 2, 2020, an interim final rule was published by CMS, to take effect no earlier than January 1, 2022, but was subsequently delayed until January 1, 2023 when it became effective.

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

The Company has certain patents to its ongoing programs that expire between 2023 and 2029. These patents help the Company maintain a proprietary position in its markets. The Company does not believe that the patents expiring in 2023 are material to its business. Additionally, the Company has a number of patent applications pending domestically, some of which have been also filed internationally, and the Company plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s cancer detection technologies and products, including cancer detection solutions for tomosynthesis, CAD for CT colonography and lung and CAD for MRI breast and prostate. The Company has also secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography, a non-exclusive patent license from Cytyc/Hologic which relates to balloon applicators for breast brachytherapy, and a non-exclusive license from Zeiss which relates to brachytherapy.

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

Engineering and Product Development

iCAD’s products have been developed by its own research and development staff or were developed by the companies iCAD acquired. Research and development expenses are primarily attributable to personnel, consulting, subcontract, licensing and data collection expenses relating to the Company’s new product development and clinical testing. iCAD believes its products are competitive and that none of the current versions of the Company’s products are approaching obsolescence. iCAD has invested and expects to continue to invest in new research and development and enhancements of the Company’s current products to maintain iCAD’s competitive position. For the years ended December 31, 2022, 2021 and 2020, we incurred $8.7 million, $9.2 million, and $8.1 million of research and development expense, respectively.

Human Capital Resources

As of December 31, 2022, the Company had 109 employees, 108 of whom are full time employees, with 40 involved in sales and marketing, 20 in research and development, 34 in service, manufacturing, quality assurance, technical support and operations functions, and 14 in administrative functions. None of the Company’s employees are represented by a labor organization. The Company considers its relations with employees to be good. On March 20, 2023, the Company committed to a restructuring plan intended to support its long term strategic goals and reduce operating expenses by further aligning its cost structure to focus on areas the Company believes are more likely to generate the best long-term results, in light of current industry and macroeconomic environments (the “RIF”). The Company plans to reduce its workforce by approximately 28%, decreasing its headcount by approximately 23 employees, predominantly from the Company’s detection business unit. Xoft, Inc., a wholly-owned subsidiary of the Company, will also furlough 12 of its employees, or approximately 50% of its workforce. The Company currently estimates it will incur one-time cash pre-tax restructuring charges of an aggregate of approximately $0.3 million in the first half of 2023 as a result of the RIF, comprised primarily of one-time severance and benefits payments, and employee-related transition costs. Estimated amounts are subject to change until finalized and the Company may incur additional costs during the remainder of 2023.

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

•	The Company has incurred significant losses from inception through 2022 and there can be no assurance that we will be able to achieve and sustain future profitability.

•	The Company’s quarterly and annual operating and financial results and gross margins are likely to fluctuate significantly in future periods.

•

The Company continues to be impacted by slowness in the overall economic recover related to the COVID-19 pandemic.  A continuation or worsening of the pandemic will have a material adverse impact on iCAD’s business, results of operations and financial condition and on the market price of iCAD’s common stock.

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

Risks Related to Financial Position, Operating Results and Need for Additional Capital

The Company’s shift to a subscription service model is uncertain, and there has not been broad market acceptance of the Company’s new products. The Company has further had difficulties migrating their applications to a cloud-based model.

Our success in growing revenue and market share from our subscription-based offerings will depend, to a large extent, on the willingness of our customers and the markets we serve to accept this model for commercializing applications that they view as critical to the success of their businesses. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software and IT staffing into their businesses and may be reluctant or unwilling to switch to a recurring fee model for our software applications or to migrate these applications to cloud-based services. Other factors that may affect market acceptance of our products and cloud-based applications include:

•	the security capabilities, reliability and availability of cloud-based services;

•	customer concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;

•	our ability to minimize the time and resources required to offer our software under this model;

•	customer concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;

•	our ability to maintain high levels of customer satisfaction, including with respect to maintaining uptime and system availability standards consistent with market expectations;

•	our ability to implement upgrades and other changes to our software without disrupting our service;

•	the level of customization or configuration we offer; and

•	the price, performance and availability of competing products and services.

The market for these services may not develop further, or may develop more slowly than we expect, either of which would harm our business. Our business model continues to evolve and we may not be able to compete effectively, generate significant revenues or maintain profitability for our subscription-based offerings. We have and will continue to incur expenses associated with the infrastructures and marketing of our subscription offerings in advance of our ability to recognize the revenues associated with these offerings. Demand for our subscription, cloud-based services may unfavorably impact demand for certain of our other products and services. With a continued shift away from the sale of perpetual software licenses to providing access to our software through subscription agreements we may, in the near term, experience a deferral of revenues and to a lesser extent cash received from our customers.

The Company has incurred significant losses from inception through 2022 and there can be no assurance that it will be able to achieve and sustain future profitability.

The Company has incurred significant losses since inception. The Company incurred a net loss of approximately $14 million in 2022 and has an accumulated deficit of approximately $267 million at December 31, 2022. The Company may not be able to achieve profitability. Substantially all of our operating losses have resulted from costs incurred in connection with research and development efforts, including clinical studies, and from general and administrative costs associated with our operations. We expect our operating expenses to significantly increase as we continue to invest in research and development efforts. We also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur substantial and increasing operating losses for the foreseeable future.

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

The Company may need to raise additional capital to fund its products, including manufacturing, sales and marketing activities, expand its investments in research and development, and commercialize new products and services.

As of December 31, 2022, the Company had cash and cash equivalents and investments in money market funds totaling $21.3 million. The Company expects its cash and cash equivalents and investments in money market funds will be able to fund its operations for at least the next twelve months. However, this does not reflect the possibility that the Company may not be able to access a portion of our existing cash and cash equivalents and investments in marketable securities due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company's ability to access its cash and cash equivalents and investments in money market funds may be threatened and could have a material adverse effect on its business and financial condition.

The Company may require additional capital to develop and commercialize its products and to develop new products. In addition, the Company's operating plans may change as a result of many factors that may currently be unknown, and the Company may need to seek additional funds sooner than planned.

The Company cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable, if at all. The terms of any future financing may adversely affect the holdings or the rights of the Company's stockholders and the issuance of additional securities, whether equity or debt, by the Company, or the possibility of such issuance, may cause the market price of the Company's common stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and the Company may be required to agree to certain restrictive covenants, such as limitations on its ability to incur additional debt, limitations on its ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact its ability to conduct business. The Company could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or products or otherwise agree to terms that are unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, raising additional capital through the issuance of equity or debt securities would cause dilution to holders of the Company's equity securities and/or increased fixed payment obligations, and may affect the rights of then-existing holders of its equity securities. Furthermore, these securities may have rights senior to those of its common stock and could contain covenants that would restrict its operations and potentially impair its competitiveness, such as limitations on its ability to incur additional debt, limitations on its ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact its ability to conduct our business. Any of these events could significantly harm the Company's business, financial condition and prospects. Even if the Company believes that it has sufficient funds for our current or future operating plans, the Company may seek additional capital if market conditions are favorable or if it has specific strategic considerations.

Risks Related to the Company and its Business

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

Sales and market acceptance of the Company’s medical products and the treatments facilitated by Company products in the United States and other countries is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of the Company’s products and treatments has and will continue to depend upon the Company’s customers’ ability to obtain coverage for, and appropriate reimbursement from third-party payers for, these products and treatments. In the United States, The Centers for Medicare and Medicaid Services (“CMS”) establishes coverage and reimbursement policies for healthcare providers treating Medicare and Medicaid beneficiaries. Under current CMS policies, varying reimbursement levels have been established for the Company’s products and treatments. In the absence of a national coverage determination, coverage policies for Medicare patients may vary by regional Medicare Administrative Contractors. Reimbursement rates for treatments vary based on the geographic price index, the site of service, and other factors. Coverage and reimbursement policies and rates applicable to patients with private insurance are dependent upon individual private payer decisions which may not follow the policies and rates established by CMS. The use of Company products and treatments outside the United States is similarly affected by coverage and reimbursement policies adopted by foreign governments and, to a lesser extent, private insurance carriers. On September 29, 2020, CMS finalized a rule regarding its new RO Model, designed, according to CMS, to improve the quality of care for cancer patients receiving radiotherapy and reduce Medicare expenditures through bundled payments. In the final notice, CMS did not include IORT treatments (including CPT codes 77424, 77425, and 77469) within the new alternative payment model for radiation oncology. As a result, whether or not a particular physician practice or hospital is subject to the new radiation oncology payment model, IORT services covered by Medicare will continue to be subject to the existing payment systems for physician services and hospital outpatient services. On December 10, 2021, the Protecting Medicare and American Farmers from Sequestration Cuts Act delayed the RO Model implementation until no earlier than January 1, 2023, when it became effective. Management cannot provide assurance that government or private third-party payers will continue to reimburse the Company’s products or services, nor can management provide assurance that the payment rates will be adequate. If providers and physicians are unable to obtain adequate reimbursement for the Company’s products or services, this could have a material adverse effect on the Company’s business and operations. In addition, in the event that the current methodology for calculating payment for these products or services changes, this could have a material adverse effect on the Company’s business and business operations.

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

A limited number of major customers have in the past and may continue in the future to account for a significant portion of the Company’s revenue. The Company’s principal sales distribution channel for its digital products is through its OEM partners. In 2022, the Company’s OEM partners accounted for 26% of its total revenue, with one major customer, GE Healthcare, accounting for 16% of the Company’s revenue. In addition, in 2022, four customers, consisting of both OEM and direct customers, accounted for 29% of the Company’s total revenue. The loss of the Company’s relationships with principal customers or a decline in sales to principal customers could materially adversely affect its business and operating results.

Revenue from the Company’s new subscription license model may be difficult to predict.

The Company is devoting resources to the development of a new software license model to complement its traditional perpetual licensing models. This model allows the Company to license Detection software through subscription licenses that may be canceled at any time. The Company has limited operating history with subscription licensing models and may not be able to accurately predict initial subscription enrollment or future renewal or cancellation rates. Subscription renewal rates may decline or fluctuate as a result of a number of factors, including but not limited to customer satisfaction or dissatisfaction with Company products, the price of Company products, the prices of similar competitive products, or customer budget sensitivity. If any of the Company’s assumptions about revenue from the subscription licensing model are incorrect, the Company’s actual results may vary materially from those anticipated, estimated, or projected.

If goodwill and/or other intangible assets that the Company has recorded in connection with its acquisitions become impaired, the Company could have to take significant charges against earnings.

Under current accounting, management must assess, at least annually and potentially more frequently, whether the value of the Company’s goodwill of $8.4 million at December 31, 2022 and its other intangible assets have been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect the Company’s reported results of operations in future periods.

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

Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue may experience military action and/or civil and political unrest. For the fiscal year ended 2022, approximately 6.0% of the Company’s revenue was derived from customers located in Europe, and approximately 24.0% of the Company’s export revenue was derived from customers located in Europe. In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. The aggregate impact to Eastern Europe and Europe as a whole, as well as actions taken by other countries, including new and stricter sanctions by the United States, Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, is not knowable at this time, and could have a material adverse effect on the Company, its business and operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt the Company’s sales to customers in the region. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on the Company’s sales and profitability

If the Company’s products fail to perform properly due to errors or similar problems, the Company’s business could suffer.

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

Additionally, the Company may encounter problems at any stage of the trials that cause it to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	non-approval of an investigational device exemption (IDE), which is required by the FDA for the study in humans of a significant risk device that is not approved for the indication being studied;

•	failure to reach an agreement with contract research organizations or clinical trial sites;

•	failure of third-party contract research organizations to properly implement or monitor the clinical trial protocols;

•	failure of IRBs to approve the Company’s clinical trial protocols or suspension or termination of the Company’s clinical trial by the IRB, DSMB, or the FDA;

•	slower than expected rates of patient recruitment and enrollment, which may be further negatively impacted by the COVID-19 global pandemic;

•	inability to retain patients in clinical trials, which may be further negatively impacted by the COVID-19 lobal pandemic;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	inability or unwillingness of medical clinical investigators and institutional review boards to follow the Company’s clinical trial protocols;

•	failure of clinical investigators or sites to maintain necessary licenses or permits or comply with good clinical practices, or GCP, or other regulatory requirements; and

•	lack of sufficient funding to finance the clinical trials.

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

The Company’s success depends in large part on the continued service of its executive officers and other key employees. The Company may not be able to retain the services of its executive officers and other key employees. The loss of executive officers or other key personnel could have a material adverse effect on the Company. During the year ended December 31, 2022, the Company underwent changes in management, including changes to the Company’s Chief Executive Officer, Chief Financial Officer and Chair of the Board.

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

The Company’s revenue from sales outside of the United States represented approximately 25% of the Company’s revenue for 2022. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; changes in healthcare practice patterns; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm the Company’s overall business.

The requirements of being a publicly traded company may strain the Company's resources and divert management’s attention.

As a publicly traded company, the Company has incurred, and will continue to incur, significant legal, accounting and other expenses that the Company did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Shareholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which the Company operates its  business in ways the Company cannot currently anticipate. The Company’s management and other personnel devote, and will continue to devote, a substantial amount of time to these compliance initiatives. Failure to comply with these requirements could subject the Company to enforcement actions by the SEC, divert management’s attention, damage our reputation, and adversely affect the Company’s business, results of operations, or financial condition. In particular, if the Company’s independent registered public accounting firm is not able to render the required unqualified attestation, it could result in a loss of investor confidence in the accuracy, reliability, and completeness of our financial reports.

The Company may be unable to comply with the applicable continued listing requirements of Nasdaq.

The Company’s common stock is currently listed on Nasdaq. In order to maintain this listing, the Company must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. There can be no assurance that the Company we will be able to comply with the applicable listing standards. For example, if the Company were to fail to meet the minimum bid price requirement for 30 consecutive business days, the Company could become subject to delisting.

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

As a provider of devices and services to the health care industry, the Company’s operations have been materially affected, and may continue to be impacted, by the COVID-19 pandemic. Beginning with the first quarter of 2020 through the year-ended December 31, 2022, the COVID-19 pandemic has presented a number of challenges and risks for the Company’s business, including, but not limited to, decreased product demand due to reduced numbers of in-person meetings with potential clients; pandemic-related public health impacts, including significant shifts in workforce availability and priorities, on customer, supplier, and iCAD’s business process; supply chain interruptions; disruptions to the Company’s clinical trials; challenges operating in a virtual work environment; impacts resulting from travel limitations and mobility restrictions; and other challenges presented by disruptions to the Company’s normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic on the global economy and the Company’s operations, and the unpredictable and periodic emergence of new variants of the COVID-19 virus.

Although the Company does not provide guidance to investors relating to the Company’s results of operations, the Company’s quarterly results for the quarter ending March 31, 2023, and possibly future quarters, could reflect a continued negative impact from the COVID-19 pandemic for similar or additional reasons.

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

The Company relies heavily on proprietary technology that it protects primarily through licensing arrangements, patents, trade secrets, proprietary know-how and non-disclosure agreements. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether the Company is an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to the Company. There can also be no assurance that the Company’s trade secrets or non-disclosure agreements will provide meaningful protection of Company proprietary information. Further, the Company cannot assure that others will not independently develop similar technologies or duplicate any technology developed by the Company or that its technology will not infringe upon patents or other rights owned by others. Unauthorized third parties may infringe the Company’s intellectual property rights or copy or reverse engineer portions of the Company’s technology. In addition, because patent applications in the United States are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties that relate to the Company’s technology. Moreover, there is a risk that foreign intellectual property laws will not protect the Company’s intellectual property rights to the same extent as intellectual property laws in the United States. The rights provided by a patent are finite in time. The Company has certain patents that expire between 2023 and 2029. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company’s products, processes or technology.

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

The Company may need to obtain licenses from owners of intellectual property to advance its research and products or allow commercialization of its products, and the Company has done so from time to time. If the Company does not obtain any of these licenses at a reasonable cost and on reasonable terms, the Company would be unable to further develop and commercialize one or more of its products, which could harm the Company’s business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company is required to include in its Annual Report on Form 10-K its assessment of the effectiveness of the Company’s internal controls over financial reporting. The Company has dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2022 and will continue to do so for future fiscal periods. Although the Company believes that it currently has adequate internal control procedures in place, it cannot be certain that its internal controls over financial reporting will continue to be effective. If the Company cannot adequately maintain the effectiveness of its internal controls over financial reporting, it might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect the Company’s financial results and the market price of its common stock.

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

The Company’s executive offices are leased pursuant to a lease originally entered into in December 2006. The lease covers approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire. In November 2022, the lease was extended through May 31, 2026 with monthly base rent payments of $16,983.  Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

The Company leases a facility consisting of approximately 24,350 square feet of office, manufacturing and warehousing space located at 101 Nicholson Lane, San Jose, CA. The lease commenced in September 2012 and in May 2022 was extended through March 31, 2028, with monthly base rent payments of $51,137 from April 1, 2023 until March 31, 2024, $52,598 from April 2024 until March 2025, $54,059 from April 2025 through March 2026, $55,737 from April 2026 through March 2027, and $57,468 from April 2027 through March 2028. Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

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

As of March 13, 2023, there were 87 holders of record of the Company’s common stock.

The Company has not paid any cash dividends on its common stock to date, and the Company does not expect to pay cash dividends in the foreseeable future. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

Information with respect to the Company’s equity compensation plans in effect at December 31, 2022 will be included in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Issuer’s Purchases of Equity Securities. For the majority of restricted stock units granted to employees under the applicable stock incentive plan, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate tax authorities on behalf of our employees. The Company did not have any repurchases of securities in the year ended December 31, 2022.

Item 6	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s headquarters are located in Nashua, New Hampshire, with a manufacturing and warehousing facility in New Hampshire and an operations, research, development, manufacturing and warehousing facility in San Jose, California.  In addition, the Company has office space in Lyon, France.

Recent Reduction in Expenses

On March 20, 2023, the Company committed to a restructuring plan intended to support its long term strategic goals and reduce operating expenses by further aligning its cost structure to focus on areas the Company believes are more likely to generate the best long-term results, in light of current industry and macroeconomic environments (the “RIF”). The Company plans to reduce its workforce by approximately 28%, decreasing its headcount by approximately 23 employees, predominantly from the Company’s detection business unit. Xoft, Inc., a wholly-owned subsidiary of the Company, will also furlough 12 of its employees, or approximately 50% of its workforce. The Company currently estimates it will incur one-time cash pre-tax restructuring charges of an aggregate of approximately $0.3 million in the first half of 2023 as a result of the RIF, comprised primarily of one-time severance and benefits payments, and employee-related transition costs. Estimated amounts are subject to change until finalized and the Company may incur additional costs during the remainder of 2023.

Discussion of Operating Results:

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Revenue. Revenue for the year ended December 31, 2022 was $27.9 million compared with revenue of $33.6 million for the year ended December 31, 2021, a decrease of $5.7 million, or 16.9%. Detection revenue decreased by $2.2 million, or 10.1%, and Therapy revenue decreased by $3.5 million, or 29.9%.

The table below presents the components of revenue for 2022 and 2021 (in thousands):

	For the year ended December 31,
	2022	2021	$ Change	% Change
Detection revenue
Product revenue	$12,492	$15,661	$(3,169)	(20.2)%
Service and supplies revenue	7,310	6,358	952	15.0%
Subtotal	19,802	22,019	(2,217)	(10.1)%
Therapy revenue
Product revenue	2,777	5,530	(2,753)	(49.8)%
Service and supplies revenue	5,365	6,089	(724)	(11.9)%
Subtotal	8,142	11,619	(3,477)	(29.9)%
	$27,944	$33,638	$(5,694)	(16.9)%

Detection revenue decreased 10.1%, or $2.2 million, to $19.8 million for the year ended December 31, 2022 from $22.0 million for the year ended December 31, 2021.

Detection product revenue decreased by $3.0 million and Detection service revenue increased by $1.0 million.  The Company has seen an increased customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue.  The Company believes this trend could accelerate, and has begun to shift to a subscription model.  An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to being recognized upon delivery for perpetual licenses. The Company is not able to predict how the COVID-19 pandemic will affect future revenue and order volume. The $1.0 million increase in Detection service revenue was due primarily to an increase in service revenue from direct customers. The Company did not see significant impact of the COVID-19 pandemic on Detection service revenue in 2022 as compared to 2021 but is not able to predict how the COVID-19 pandemic could affect future Detection service revenue.

Therapy revenue decreased 29.9%, or $3.5 million, to $8.1 million for the year ended December 31, 2022 from $11.7 million in the year ended December 31, 2021.

Therapy product revenue decreased by $2.8 million and Therapy service and supplies revenue decreased by $0.7 million.  Therapy product revenue is related to the sale of Axxent Controller systems and can vary significantly from year to year due to changes in the number of units sold and the average selling price.

Therapy product revenue for the year ended December 31, 2021 benefitted from reimbursement and regulatory policy changes in the dermatology market that did not repeat during the year ended December 31, 2022.  In addition, for the year ended December 31, 2021, revenue was higher in international markets for Intraoperative Radiation Therapy indications. Therapy product revenue is related to the sale of our Xoft Systems including the Controller unit and re-usable applicators. For the year ended December 31, 2021, Therapy service revenue was positively impacted by the additional controller placement leading to more service and source contracts and consumables usage that did not repeat during the year ended December 31, 2022.

Gross Profit. Gross profit was $19.8 million for the year ended December 31, 2022 compared to $24.2 million for the year ended December 31, 2021, a decrease of $4.4 million, or 18.3%. Detection gross profit decreased by $1.7 million from $18.5 million in the year ended December 31, 2021 to $16.8 million in the year ended December 31, 2022. Detection gross profit as a percentage of Detection revenue increased to 85% in the year ended December 31, 2022 from 84% in the year ended December 31, 2021.  The increase was due primarily to the mix of products sold across the periods. Therapy gross profit decreased by $2.7 million from $5.7 million in the year ended December 31, 2021 to $3.0 million in the year ended December 31, 2022. Therapy gross profit as a percentage of Therapy revenue decreased to 37% in the year ended December 31, 2022 from 49% in the year ended December 31, 2021. The decrease was due primarily to revenue mix shifting to lower margin product revenues.

Gross profit as a percentage of revenue was 70.9% for the year ended December 31, 2022 compared to 72.1% for the year ended December 31, 2021. Gross profit as a percentage of revenue is dependent on product and service mix within each segment and segment mix.

The COVID-19 pandemic adversely affected revenues from both segments in the years ended December 31, 2022 and 2021, and as a result, gross profit in both segments. The primary impact of the COVID-19 pandemic started in the second quarter of 2020 and the Company undertook cost cutting measures to reduce operating expenses and manufacturing costs to offset some of the COVID-19 impact to gross profit. The Company lessened some of these cost control efforts, until COVID-19 negative impacts on revenues re-emerged in the second quarter of 2021, as the typical sales cycle and ordering patterns were disrupted due to supply chain issues, travel restrictions, and some healthcare facilities’ reprioritization of resources to provide additional focus on COVID-19. The impact began in the second quarter and continued through the remainder of 2021, but was most acute in December. Starting in the second quarter of 2021, the Company re-introduced cost management strategies to minimize the effect of 2021 COVID-19 impacts on gross profit.  For the year ended December 31, 2022, it appears that the worst of the disruptions have subsided, however, the Company continues to be impacted by slowness in the overall economic recovery.  The Company is not able to predict how the COVID-19 pandemic, supply chain disruptions, macro-economic conditions and other factors will affect future gross profit.

Cost of revenue and gross profit for 2022 and 2021 were as follows (in thousands):

	For the year ended December 31,
	2022	2021	Change	% Change
Products	$5,852	$5,653	$199	3.5%
Service and supplies	1,983	3,425	(1,442)	(42.1)%
Amortization and depreciation	297	317	(20)	(6.3)%
Total cost of revenue	8,132	9,395	(1,263)	(13.4)%
Gross profit	$19,812	$24,243	$(4,431)	(18.3)%

Gross profit %	70.9%	72.1%

	For the year ended December 31,
	2022	2021	Change	% Change
Detection gross profit	$16,824	$18,510	$(1,686)	(9.1)%
Therapy gross profit	2,988	5,733	(2,745)	(47.9)%
Gross profit	$19,812	$24,243	$(4,431)	(18.3)%

Operating Expenses:

Operating expenses for 2022 and 2021 were as follows (in thousands):

	For the year ended December 31,
	2022	2021	Change	% Change
Operating expenses:
Engineering and product development	$8,593	$9,194	$(601)	(6.5)%
Marketing and sales	13,691	15,135	(1,444)	(9.5)%
General and administrative	11,234	10,406	828	8.0%
Amortization and depreciation	224	240	(16)	(6.7)%
Total operating expenses	$33,742	$34,975	$(1,233)	(3.5)%

Operating expenses were $33.7 million for the year ended December 31, 2022, compared to $35.0 million for the year ended December 31, 2021, a decrease of $1.2 million or 3.5%. Operating expenses as a percentage of sales was 121.0% in the year ended December 31, 2022, compared to 103.9% for the year ended December 31, 2021. In early 2021, the Company reduced cost-cutting programs implemented in 2020 in response to COVID-19, returning furloughed employees and hiring a number of employees for positions vacant in early 2021. When the impacts of COVID-19 re-emerged in the second quarter of 2021, the Company continued to remain focused on a disciplined approach to spending. In November 2022, the Company eliminated a number of positions, resulting in a charge of approximately $0.1 million, comprised of severance and related costs.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2022 decreased by $0.6 million, or 6.5%, from $9.1 million in 2021 to $8.6 million in 2022. The decrease was largely due to the timing of new personnel joining in 2022 and a reduction in consulting fees.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2022 decreased by $1.4 million, or 9.5%, from $15.1 million in 2021 to $13.7 million in 2022. The decrease in marketing and sales expense was due primarily due to lower headcount and commission expense in 2022.

General and Administrative. General and administrative expenses for the year ended December 31, 2022 increased by $0.8 million, or 8.0%, from $10.4 million in 2021 to $11.2 million in 2022. The increase was due primarily to consulting costs related to use of an interim CFO and other interim personnel.

Amortization and Depreciation. Amortization and depreciation expenses for the year ended December 31, 2022 decreased by $0.02, or 6.7%, from $0.24 million in 2021 to $0.22 million in 2022. The Company’s depreciable and amortizable assets have remained relatively consistent between 2022 and 2021.

Other Income, Tax and Expense (in thousands):

	For the year ended December 31,
	2022	2021	Change	Change %
Interest expense	$(10)	$(141)	$131	(92.9)%
Interest income	213	15	198	1320.0%
Loss on extinguishment of debt	—	(386)	386	(100.0)%
Loss on fair value of debentures	—	—	—	0.0%
Other	(45)	—	(45)	(100.0)%
Total other expense	$158	$(512)	$670	(130.9)%
Income tax expense	$116	$(1)	$117	(11700.0)%

Interest Expense. The Company recorded $0.01 million of interest expense in the year ended December 31, 2022 as compared with $0.1 million in the year ended December 31, 2021. The Western Alliance debt facility was fully paid and extinguished in April 2021.

Interest income. Interest income of $0.2 million and $0.01 million for the years ended December 31, 2022 and 2021, respectively, reflects income earned from the Company's money market accounts.  The increase year over year results from higher interest rates on the Company's money market accounts.

Loss on Extinguishment of Debt. The Company recorded a loss on extinguishment of debt of $0.4 million for the year ended December 31, 2021. The loss in 2021 was due to the April 27, 2021 extinguishment of the Loan and Security Agreement with Western Alliance Bank, originally issued on March 30, 2020.

Tax expense. The Company recorded a tax benefit of $0.1 million for the year ended December 31, 2022.  The amount of tax expense or benefit varies based on geographic mix of earnings and losses.

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

Gross Profit. Gross profit was $24.2 million for the year ended December 31, 2021 compared to $21.4 million for the year ended December 31, 2020, an increase of $2.9 million, or 13.5%. Detection gross profit increased by $0.7 million from $17.9 million in the year ended December 31, 2020 to $18.5 million in the year ended December 31, 2021. Detection gross profit as a percentage of Detection revenue increased to 84% in the year ended December 31, 2021 from 81% in the year ended December 31, 2020. The increase was due primarily to an increase in high margin licenses added to existing servers rather than the lower margin license and server bundle. Therapy gross profit increased by $2.2 million from $3.5 million in the year ended December 31, 2020 to $5.7 million in the year ended December 31, 2021. Therapy gross profit as a percentage of Therapy revenue increased to 49% in the year ended December 31, 2021 from 45% in the year ended December 31, 2020. The increase was due primarily to revenue mix shifting to higher margin product revenues relative to service revenues.

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

Cost of revenue and gross profit for 2021 and 2020 were as follows (in thousands):

	For the year ended December 31,
	2021	2020	Change	% Change
Products	$5,653	$5,000	$653	13.1%
Service and supplies	3,425	2,965	460	15.5%
Amortization and depreciation	317	379	(62)	(16.4)%
Total cost of revenue	9,395	8,344	1,051	12.6%
Gross profit	$24,243	$21,354	$2,889	13.5%

Gross profit %	72.1%	71.9%

	For the year ended December 31,
	2021	2020	Change	% Change
Detection gross profit	$18,510	$17,856	$654	3.7%
Therapy gross profit	5,733	3,498	2,235	63.9%
Gross profit	$24,243	$21,354	$2,889	13.5%

Operating Expenses:

Operating expenses for 2021 and 2020 were as follows (in thousands):

	For the year ended December 31,
	2021	2020	Change	Change %
Operating expenses:
Engineering and product development	$9,194	$8,114	$1,080	13.3%
Marketing and sales	15,135	13,312	1,823	13.7%
General and administrative	10,406	9,117	1,289	14.1%
Amortization and depreciation	240	199	41	20.6%
Total operating expenses	$34,975	$30,742	$4,233	13.8%

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

Other Income, Tax and Expense (in thousands):

	For the year ended December 31,
	2021	2020	Change	Change %
Interest expense	$(141)	$(476)	$335	(70.4)%
Interest income	15	97	-82	(84.5)%
Loss on extinguishment of debt	(386)	(341)	(45)	13.2%
Loss on fair value of debentures	—	(7,464)	7,464	(100.0)%
Total other expense	$(512)	$(8,184)	$7,672	(93.7)%
Income tax expense	$116	$(1)	$117	(11700.0)%

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

Segment Analysis

The Company operates in and reports results for two segments: Detection and Therapy. Segment operating income (loss) includes cost of sales, engineering and product development, marketing and sales, and depreciation and amortization for the respective segment. A summary of Segment revenues, segment gross profit and segment operating income (loss) for the fiscal years ended December 31, 2022, 2021 and 2020 are below (in thousands):

	For the year ended December 31,
	2022	2021	2020
Segment revenues:
Detection	$19,802	$22,019	$21,997
Therapy	8,142	11,619	7,701
Total Revenue	$27,944	$33,638	$29,698
Segment gross profit:
Detection	$16,824	$18,510	$17,856
Therapy	2,988	5,733	3,498
Total gross profit	$19,812	$24,243	$21,354

	For the year ended December 31,
	2022	2021	2020
Segment operating income (loss):
Detection	$902	$1,563	$2,719
Therapy	(3,767)	(1,835)	(3,028)
Segment operating income (loss)	$(2,865)	$(272)	$(309)
General administrative	$(10,852)	$(10,460)	$(9,079)
Interest expense	(10)	(141)	(476)
Loss on extinguishment of debt	—	(386)	(341)
Other income	(45)	15	97
Fair value of convertible debentures	—	—	(7,464)
Loss before income tax	$(13,772)	$(11,244)	$(17,572)

Detection gross profit decreased to approximately $16.8 million, or 85% of revenue, for the year ended December 31, 2022 from $18.5 million, or 84% of revenue, for the year ended December 31, 2021. The decreased dollars related to lower revenue while the higher percentage on those revenues was due primarily to product mix. Detection segment operating income for the year ended December 31, 2022 decreased by $2.6 million to $0.9 million from $1.6 million for the year ended December 31, 2021. The decrease in Detection segment operating income was due primarily to a decrease in revenues. Detection operating expenses decreased by $1.0 million to $15.9 million for the year ended December 31, 2022 from $16.9 million for the year ended December 31, 2021.

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

Therapy gross profit decreased by approximately $2.7 million to $3.0 million, or 37% of revenue, for the year ended December 31, 2022 from approximately $5.7 million or 49% of revenue for the year ended December 31, 2021. The decrease in Therapy gross profit was largely due to lower revenue. Therapy operating expenses decreased by $0.8 million to $6.8 million for the year ended December 31, 2022 from $7.6 million for the year ended December 31, 2021. Therapy segment operating loss increased to $3.8 million for the year ended December 31, 2022 from $1.8 million for the year ended December 31, 2021. The increase in Therapy segment operating loss was due primarily to lower revenue.

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

Liquidity and Capital Resources

The Company believes that its cash and cash equivalents balance of $21.3 million as of December 31, 2022 and projected cash balances are sufficient to sustain operations through at least the next 12 months following the filing of this Form 10-K. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.

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

The Company had net working capital of $24.8 million at December 31, 2022. The ratio of current assets to current liabilities at December 31, 2022 and 2021 was 2.84 and 3.36, respectively.

Net cash used for operating activities for the year ended December 31, 2022 was $12.8 million, compared to $9.4 million for 2021.

Net cash used for investing activities for the year ended December 31, 2022 was $0.5 million compared to $0.6 million for the year ended December 31, 2021. The cash used for investing activities in both 2022 and 2021 was due primarily to purchases of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2022 was $0.4 million.  Net cash provided by financing activities for the year ended December 31, 2021 was $17.1 million, which was primarily related to the aforementioned public offering resulting in net proceeds of $23.2 million partially offset by the repayment of debt repayment (see below).

The CARES Act allowed employers to defer the deposit and payment of employers share of Social Security payroll taxes that would otherwise have been owed from the date of enactment of the legislation. The legislation requires that the deferred taxes be paid over the two-year period, with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. During 2022, the Company remitted $0.1 million which represented the second half of the amount due. As of December 31, 2022, the Company has repaid all amounts previously deferred.

On March 20, 2023, the Company committed to a restructuring plan intended to support its long term strategic goals and reduce operating expenses by further aligning its cost structure to focus on areas the Company believes are more likely to generate the best long-term results, in light of current industry and macroeconomic environments (the “RIF”). The Company plans to reduce its workforce by approximately 28%, decreasing its headcount by approximately 23 employees, predominantly from the Company’s detection business unit. Xoft, Inc., a wholly-owned subsidiary of the Company, will also furlough 12 of its employees, or approximately 50% of its workforce. The Company currently estimates it will incur one-time cash pre-tax restructuring charges of an aggregate of approximately $0.3 million in the first half of 2023 as a result of the RIF, comprised primarily of one-time severance and benefits payments, and employee-related transition costs. Estimated amounts are subject to change until finalized and the Company may incur additional costs during the remainder of 2023.

Lease Obligations:

Operating Leases:

See item 2 of this annual report on Form 10-K.

Settlement Obligations:

As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company had a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and was amortized over the estimated useful life of approximately four years. As of December 31, 2022, the remaining liability for minimum royalty obligations totaling $0.4 million is recorded within accrued expenses and accounts payable.

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

The U.S. Securities and Exchange Commission (“SEC”) requires companies to provide additional disclosure and commentary on their most critical accounting policies and estimates. The SEC has defined critical accounting estimates as the ones that are most important to the portrayal of a company’s financial condition and operating results and requires management to make its most significant estimates and judgments in the preparation of its Consolidated Financial Statements. The SEC has defined critical accounting estimates as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of a company.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report on Form10-K. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2022.

(c) Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2022, that have materially affected, or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation there has been no such change during such period.

Item 9B.	Other Information.

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in the Company’s 2023 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) The following documents are filed as part of this Annual Report on Form 10-K:

i.	Financial Statements - See Index on pageF-1

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

10(d)	Employment Agreement, dated May 26, 2020, between the Company and Stacey Stevens (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2020).*

10(e)	Employment Agreement, dated May 26, 2020, between the Company and Jonathan Go (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 29, 2020). *

10(f)

First Amendment to Lease, dated September 19, 2016, between the Company and The Irvine Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2016).

10(g)	2012 Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Form DEF14A filed with the SEC on April 9, 2012).*

10(h)	Amendment No. 1 to the 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Form DEF14A filed with the SEC on April 2, 2014).*

10(i)	2019 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement on Form DEF14A filed with the SEC on November 8, 2019).

10(j)

Loan and Security Agreement, dated as of March 30, 2020, by and between Western Alliance Bank, iCAD, Inc., Xoft, Inc. and Xoft Solutions LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 31, 2020).

10(k)

First Amendment to Loan and Security Agreement, dated June 16, 2020, between iCAD, Inc., Xoft, Inc., Xoft Solutions LLC and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020).

10(l)

Employment agreement dated August 4, 2021, by and between iCAD, Inc. and Charles Carter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2021).

10(m)	Lease between The Irvine Company LLC and iCAD, Inc. dated June 29, 2012, together with First Amendment to Lease dated September 19, 2016, Second Amendment to Lease dated August 12, 2019, and Third Amendment to Lease dated May 19, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10(n)	Lease between John J. Flatley Company and iCAD, Inc., dated December 6, 2006, together with First Amendment to Lease dated December 21, 2011, Second Amendment to Lease dated August 8, 2016, Third Amendment to Lease dated December 16, 2019, and Fourth Amendment to Lease dated November 22, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 28, 2022).

10(o)	Consulting Agreement dated January 18, 2023, by and between iCAD, Inc. and Daniel Shea (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2023).

10(p)	Employment agreement dated March 10, 2023, by and between iCAD, Inc. and Dana Brown

10(q)	Separation agreement dated March 10, 2023, by and between iCAD, Inc. and Stacey Stevens

21.1	Subsidiaries

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

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

iCAD, INC.

Date: March 31, 2023

By:	/s/ Dana Brown
Dana Brown
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana Brown	Chief Executive Officer, President, and Director	March 31, 2023
Dana Brown	(Principal Executive Officer)

/s/ Daniel J. Shea	Chief Financial Officer (Interim)	March 31, 2023
Daniel J. Shea	(Principal Financial and Accounting Officer)

/s/ Michael Klein	Director	March 31, 2023
Michael Klein

/s/ Rakesh Patel	Director	March 31, 2023
Rakesh Patel, MD

/s/ Andy Sassine	Director	March 31, 2023
Andy Sassine

/s/ Susan Wood	Director	March 31, 2023
Susan Wood, Ph.D.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

iCAD, Inc.

Nashua, New Hampshire

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iCAD, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - Identification of distinct performance obligations in certain revenue contracts

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

We identified the determination of distinct performance obligations within certain revenue contracts as a critical audit matter. The determination of whether multiple products and services within a contract are distinct performance obligations that should be accounted for separately requires management to exercise significant judgment and includes a high degree of subjectivity. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s accounting policies and practices, including the reasonableness of management’s judgments related to the identification of each distinct performance obligation.

●	Testing certain revenue contracts together with their underlying documents to evaluate management’s identification of each distinct performance obligation.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1989.

Boston, Massachusetts

March 31, 2023

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
	(in thousands except shares and per share data)
Assets
Current assets:
Cash and cash equivalents	$21,313	$34,282
Trade accounts receivable, net of allowance for doubtful accounts of $922 in 2022 and $268 in 2021	8,898	8,891
Inventory, net	5,389	4,171
Prepaid expenses and other current assets	2,641	2,962
Total current assets	38,241	50,306
Property and equipment:
Equipment	3,076	7,121
Leasehold improvements	110	172
Furniture and fixtures	23	319
Marketing assets	—	376
	3,209	7,988
Less accumulated depreciation and amortization	2,135	7,106
Property and equipment, net	1,074	882
Other assets:
Operating lease assets	3,361	1,059
Other assets	69	899
Intangible assets, net of accumulated amortization of $8,932 in 2022 and $8,724 in 2021	482	683
Goodwill	8,362	8,362
Deferred tax assets	116	—
Total other assets	12,390	11,003
Total assets	$51,705	$62,191
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,973	$2,779
Accrued and other expenses	4,681	5,642
Lease payable, current	582	889
Deferred revenue, current	6,216	5,652
Total current liabilities	13,452	14,962
Lease payable, long-term	2,803	266
Deferred revenue, long-term	542	441
Deferred tax	6	5
Total liabilities	16,803	15,674
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 60,000,000 shares; issued 25,446,407 in 2022 and 25,326,086 in 2021. Outstanding 25,260,576 in 2022 and 25,140,255 in 2021	254	253
Additional paid-in capital	302,899	300,859
Accumulated deficit	(266,836)	(253,180)
Treasury stock at cost, 185,831 shares in 2022 and 2021	(1,415)	(1,415)
Total stockholders’ equity	34,902	46,517
Total liabilities and stockholders’ equity	$51,705	$62,191

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands except per share data)
Revenue:
Products	$15,398	$21,191	$18,903
Service and supplies	12,546	12,447	10,795
Total revenue	27,944	33,638	29,698
Cost of Revenue:
Products	5,852	5,653	5,000
Service and supplies	1,983	3,425	2,965
Amortization and depreciation	297	317	379
Total cost of revenue	8,132	9,395	8,344
Gross profit	19,812	24,243	21,354
Operating expenses:
Engineering and product development	8,593	9,194	8,114
Marketing and sales	13,691	15,135	13,312
General and administrative	11,234	10,406	9,117
Amortization and depreciation	224	240	199
Total operating expenses	33,742	34,975	30,742
Loss from operations	(13,930)	(10,732)	(9,388)
Other income (expense)
Interest expense	(10)	(141)	(476)
Interest income	213	15	97
Loss on extinguishment of debt	—	(386)	(341)
Loss on fair value of convertible debentures	—	—	(7,464)
Other	(45)	—	—
Other income (expense), net	158	(512)	(8,184)
Loss before income tax expense	(13,772)	(11,244)	(17,572)
Benefit (provision) for income taxes	116	(1)	(38)
Net loss and comprehensive loss	$(13,656)	$(11,245)	$(17,610)
Net loss per share:
Basic	$(0.54)	$(0.45)	$(0.80)
Diluted	$(0.54)	$(0.45)	$(0.80)
Weighted average number of shares used in computing net loss per share:
Basic	25,202	24,778	22,140
Diluted	25,202	24,778	22,140

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity

Balance at December 31, 2019	19,546,151	$196	$230,615	$(224,325)	$(1,415)	$5,071
Issuance of common stock relative to vesting of restricted stock, net of 20,247 shares forfeited for tax obligations	97,830	—	(225)	—	—	(225)
Issuance of common stock pursuant to stock option plans	155,149	1	728	—	—	729
Issuance of common stock, net	2,033,204	20	18,264	—	—	18,284
Issuance of common stock pursuant employee stock purchase plan	42,606	1	267	—	—	268
Issuance of common stock upon conversion of debentures	1,819,466	18	21,146	—	—	21,164
Stock-based compensation	—	—	2,844	—	—	2,844
Net loss	—	—	—	(17,610)	—	(17,610)
Balance at December 31, 2020	23,694,406	$236	$273,639	$(241,935)	$(1,415)	$30,525
Issuance of common stock relative to vesting of restricted stock, net of 5,196 shares forfeited for tax obligations	44,706	1	(60)	—	—	(59)
Issuance of common stock pursuant to stock option plans	168,450	2	1,025	—	—	1,027
Issuance of common stock, net	1,393,738	14	23,215	—	—	23,229
Issuance of common stock pursuant to employee stock purchase plan	24,786	—	257	—	—	257
Stock-based compensation	—	—	2,783	—	—	2,783
Net loss	—	—	—	(11,245)	—	(11,245)
Balance at December 31, 2021	25,326,086	$253	$300,859	$(253,180)	$(1,415)	$46,517
Issuance of common stock relative to vesting of restricted stock, net of 150 shares forfeited for tax obligations	725	—	—	—	—	—
Issuance of common stock pursuant to stock option plans	73,500	1	206	—	—	207
Issuance of common stock pursuant to employee stock purchase plan	46,096	—	148	—	—	148
Stock-based compensation	—	—	1,686	—	—	1,686
Net loss	—	—	—	(13,656)	—	(13,656)
Balance at December 31, 2022	25,446,407	$254	$302,899	$(266,836)	$(1,415)	$34,902

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2022	2021	2020
	(in thousands)
Cash flow from operating activities:
Net loss	(13,656)	$(11,245)	$(17,610)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	211	230	309
Depreciation	310	327	268
Non-cash lease expense	708	778	752
Bad debt provision	732	167	94
Stock-based compensation expense	1,686	2,783	2,844
Amortization of debt discount and debt costs	—	17	78
Loss on extinguishment of debt	—	386	341
Deferred tax	(116)	1	1
Loss on disposal of assets	—	97	—
Change in fair value of convertible debentures	—	—	7,464
Other, net	9	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(739)	969	(302)
Inventory	(1,218)	(1,027)	(533)
Prepaid and other assets	1,152	391	(1,390)
Accounts payable	(806)	(90)	878
Accrued and other expenses	(961)	(2,123)	(207)
Lease liabilities	(767)	(778)	(752)
Deferred revenue	665	(291)	780
Total adjustments	866	1,837	10,625
Net cash used for operating activities	(12,790)	(9,408)	(6,985)
Cash flow used for investing activities:
Additions to patents, technology and other	(10)	(24)	(13)
Additions to property and equipment	(524)	(563)	(461)
Net cash used for investing activities	(534)	(587)	(474)
Cash flow from financing activities:
Issuance of common stock for cash, net	—	23,229	18,285
Issuance of common stock pursuant to Employee Stock Purchase Plan	148	257	266
Issuance of common stock pursuant to stock option plans	207	1,027	729
Taxes paid related to restricted stock issuance	—	(59)	(225)
Proceeds from notes payable	—	—	6957
Principal repayment of notes payable	—	(7,363)	(4,638)
Debt issuance costs	—	—	(42)
Proceeds from line of credit	—	—	775
Repayment of line of credit	—	—	(2,775)
Net cash provided by financing activities	355	17,091	19,332
Increase in cash and cash equivalents	(12,969)	7,096	11,873
Cash and cash equivalents, beginning of year	34,282	27,186	15,313
Cash and cash equivalents, end of year	$21,313	$34,282	$27,186
Supplemental disclosure of cash flow information:
Interest paid	$9	$172	$272
Taxes paid	$—	$—	$38
Right-of-use assets obtained in exchange for new operating lease liabilities	3,011	79	69
Issuance of common stock upon conversion of debentures	$—	$—	$21,164

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

Risk and Uncertainty

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. As a provider of devices and services to the health care industry, the Company believes its operations have been materially affected in all periods presented. While the worst of the disruptions appear to have subsided as of December 31, 2022, the Company continues to be impacted by slowness in the overall economic recovery. The Company’s expected results for future periods could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.

In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region has continued through December 31, 2022 and beyond. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the fiscal year ended 2022, approximately 25% of the Company’s total revenue and approximately 24% of the Company’s export revenue was derived from customers located in Europe.

Cash and cash equivalents

The Company defines cash and cash equivalents as all bank accounts, money market funds, deposits and other money market instruments with original maturities of 90 days or less and which are unrestricted as to timing or method of withdrawal. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per depositor.  The money market investment account as described in Note 4 is not exposed to the federally insured limit as it is not a deposit account.  As of December 31, 2022, the Company held cash  at financial institutions in excess of the federally insured limit. Historically, the Company has not experienced any losses related to these balances.

Financial instruments

Financial instruments consist of cash and cash equivalents, trade accounts receivable, contract assets, accounts payable, accrued and other expenses and notes payable. Due to their short-term nature and market rates of interest, the carrying amounts of the financial instruments approximated fair value as of December 31, 2022 and 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Credit limits are initially established through a process of reviewing the financial history and stability of each customer and the Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral. Included in accounts receivable at December 31, 2022 are unbilled receivables of approximately $0.2 million which are scheduled to be invoiced in 2023.

The Company’s policy is to maintain allowances for potential losses resulting from the inability of a portion of its customers to make required payments. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its allowance for doubtful accounts. An amount is written off against the allowance after all attempts to collect the receivable have failed. Based on the information available, the Company believes the allowance for doubtful accounts as of  December 31, 2022 and 2021 is adequate.

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

The Company performed the annual impairment assessment at October 1, 2022 and compared the fair value of each reporting unit to its carrying value as of this date. The fair value of the Detection reporting unit exceeded the carrying value. Accordingly, no impairment of goodwill was recorded. The carrying values of the reporting units were determined based on an allocation of our assets and liabilities through specific allocation of certain assets and liabilities, to the reporting units and an apportionment of the remaining net assets based on the relative size of the reporting units’ revenues and operating expenses compared to the Company as a whole. The determination of reporting units also requires management judgment.

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

•

A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group);

•	significant and sustained decline in the Company’s stock price.

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

The Company did not record any impairment charges on its long-lived assets for the years ended December 31, 2022 or December 31, 2021.

Intangible assets subject to amortization consist primarily of patents, technology intangibles, trade names, customer relationships and distribution agreements purchased in the Company’s previous acquisitions. These assets are amortized on a straight-line basis or the pattern of economic benefit over their estimated useful lives of 5 to 10 years.

Leases

In accordance with FASB ASC Topic 842, "Leases" ("ASC 842"), the Company determines if an arrangement contains a lease at inception. A lease is an operating or financing contract, or part of a contract, that conveys the right to control the use of an identified tangible asset for a period of time in exchange for consideration.

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

Right-of-use assets and obligations for leases with an initial term of 12 months or less are considered short term and are a) not recognized in the consolidated balance sheet and b) recognized as an expense on a straight-line basis over the lease term. The Company does not sublease any of its leased assets to third parties and the Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company has lessor agreements that contain lease and non-lease components, but the Company is accounting for the complete agreement under FASB ASC Topic 606, "Revenue from Contracts with Customers", ("ASC 606"), after determining that the non-lease component is the predominant component of these agreements.

ASC 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions. There were no impairment indicators identified during the year ended December 31, 2022 that would require impairment testing of the Company’s right-of-use assets.

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

3)

Determine the transaction price—The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

The Company recognizes revenue from its contracts with customers primarily from the sale of products and from the sale of services and supplies. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For iCAD’s typical product revenue, control typically transfers upon shipment as title and risk of loss have passed to the customer. Services and supplies are considered to be transferred as the services are performed or over the term of the service or supply agreement. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Perpetual software licenses are accounted for as a single performance obligation and revenue is recognized at the point in time when ownership is transferred to the customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of revenue. The Company continues to provide for estimated warranty costs on original product warranties at the time of sale.

Goods and Services Classifications

Products. Product revenue consists of sales of cancer detection perpetual licenses, cancer therapy systems, cancer therapy applicators, cancer therapy disposable applicators and other accessories that are typically shipped with a cancer therapy system. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

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

Significant Judgments

The Company’s contracts with customers may include promises to transfer multiple products and services to a customer and identifying distinct performance obligations that should be accounted for separately versus together may require significant judgment. For arrangements with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the prices charged to customers and uses a range of amounts to estimate standalone selling prices when the Company sells each of the products and services separately and needs to determine whether there is a discount that needs to be allocated based on the relative standalone selling prices of the various products and services. The Company typically has more than one range of standalone selling prices for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the type of customer and geographic region in determining the range of standalone selling prices.

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

Sales and Other Similar Taxes

The Company excludes sales taxes and similar taxes from the measurement of transaction price and ensures compliance with the disclosure requirements of ASC 235.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended  December 31, 2022, 2021 and 2020 was approximately $659,000, $689,000, and $274,000, respectively.

Income Taxes

The Company follows the liability method under ASC Topic 740 “Income Taxes”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns.  As of December 31, 2022 and December 31, 2021, the Company has provided a valuation allowance for its U.S. federal and state net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards.  As of December 31, 2022, the Company has not provided a valuation allowance for its foreign net operating loss carryforward.  As of December 31, 2021, the Company had provided a valuation allowance for its foreign net operation loss carryforward.  Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes. See note 13 of these consolidated financial statements for detailed information.

Note 3 – Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. In November 2019, the FASB elected to defer the adoption date of ASU 2016-13 for public business entities that meet the definition of a smaller reporting company to fiscal years beginning after December 15, 2022. Early adoption of the guidance in ASU 2016-13 is permitted.  The Company adopted ASU 2016-13 effective January 1, 2023.  Adoption caused the Company to modify its approach to estimating its allowance for potentially uncollectable accounts receivable. Specifically, the Company began applying an expected credit loss model that uses historical loss rates of its accounts receivable for the previous twelve months as well as expectations about the future where the Company has been able to develop forecasts to support its estimates.  Adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousand):

Fair Value Measurements (in thousands) as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,067	$—	$—	$15,067
Total Assets	$15,067	$—	$—	$15,067

Fair Value Measurements (in thousands) as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$30,573	$—	$—	$30,573
Total Assets	$30,573	$—	$—	$30,573

There were no Level 3 instruments measured at fair value at December 31, 2022 or December 31, 2021.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. There were no items measured at fair value on a nonrecurring basis as of or during the years ended December 31, 2022 and 2021.

Note 5 – Revenue

Disaggregation of Revenue

The following tables presents the Company’s revenues disaggregated by major good or service line, timing of revenue recognition and sales channel, reconciled to its reportable segments (in thousands).

	Year ended December 31, 2022
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$12,492	$2,777	$15,269
Service contracts	7,310	1,540	8,850
Supply and source usage agreements	—	1,643	1,643
Disposable applicators	—	1,776	1,776
Professional services and other	—	406	406
	$19,802	$8,142	$27,944
Timing of Revenue Recognition
Goods transferred at a point in time	$12,545	$4,969	$17,514
Services transferred over time	7,257	3,173	10,430
	$19,802	$8,142	$27,944
Sales Channels
Direct sales force	$12,468	$3,543	$16,011
OEM partners	7,334	—	7,334
Channel partners	—	4,599	4,599
	$19,802	$8,142	$27,944

	Year ended December 31, 2021
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$15,661	$5,530	$21,191
Service contracts	6,358	1,608	7,966
Supply and source usage agreements	—	2,340	2,340
Disposable applicators	—	1,810	1,810
Professional services and other	—	331	331
	$22,019	$11,619	$33,638
Timing of Revenue Recognition
Goods transferred at a point in time	$15,584	$8,012	$23,596
Services transferred over time	6,435	3,607	10,042
	$22,019	$11,619	$33,638
Sales Channels
Direct sales force	$14,713	$4,421	$19,134
OEM partners	7,306	—	7,306
Channel partners	—	7,198	7,198
	$22,019	$11,619	$33,638

	Year ended December 31, 2020
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$16,291	$4,535	$20,826
Service contracts	5,661	1,333	6,994
Supply and source usage agreements	—	1,804	1,804
Professional services	—	29	29
Other	45	—	45
	$21,997	$7,701	$29,698
Timing of Revenue Recognition
Goods transferred at a point in time	$16,332	$4,624	$20,956
Services transferred over time	5,665	3,077	8,742
	$21,997	$7,701	$29,698
Sales Channels
Direct sales	$13,809	$3,773	$17,582
OEM partners	8,188	—	8,188
Channel partners	—	3,928	3,928
	$21,997	$7,701	$29,698

Contract Balances

Contract liabilities are a component of deferred revenue, current contract assets are a component of prepaid and other assets and non-current contract assets are a component of other assets. The following table provides information about receivables, current and non-current contract assets, and contract liabilities from contracts with customers (in thousands).

	Balance at December 31, 2022	Balance at December 31, 2021

Receivables, which are included in ‘Trade accounts receivable’	$8,898	$8,891
Current contract assets, which are included in “Prepaid and other assets”	$759	$1,895
Non-current contract assets, which are included in “other assets”	$15	$844
Contract liabilities, which are included in “Deferred revenue”	$6,758	$6,093

The Company records a receivable when revenue is recognized prior to receipt of cash payments and the Company has the unconditional right to such consideration, or deferred revenue when cash payments are received or due in advance of performance. For multi-year agreements, the Company generally invoices customers annually at the beginning of each annual service period.

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

Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at beginning of period	$6,093	$6,384
Deferral of revenue	12,129	12,315
Recognition of deferred revenue	(11,464)	(12,606)
Balance at end of period	$6,758	$6,093

The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) in the amounts of approximately $4.0 million in 2023, $1.6 million in 2024, and $1.2 million in 2025.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. Certain commission programs implemented by the Company require costs to be capitalized. The Company has classified the capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of December 31, 2022 and 2021, respectively.

Changes in the balance of capitalized costs to obtain a contract were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Balance at beginning of period	$302	$406
Deferral of costs to obtain a contract	120	249
Recognition of costs to obtain a contract	(181)	(353)
Balance at end of period	$241	$302

Note 6 – Net Loss per Common Share

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands, except per share amounts):

	2022	2021	2020
Net loss	$(13,656)	$(11,245)	$(17,610)
Basic shares used in the calculation of earnings per share	25,202	24,778	22,140
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock	—	—	—
Diluted shares used in the calculation of earnings per share	25,202	24,778	22,140
Net loss per share:
Basic	$(0.54)	$(0.45)	$(0.80)
Diluted	$(0.54)	$(0.45)	$(0.80)

The following table summarizes the number of shares of common stock for convertible securities, warrants and restricted stock that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	Year Ended December 31,
	2022	2021	2020
Common stock options	2,610,659	2,486,511	1,869,507
Restricted Stock	—	875	29,166
	2,610,659	2,487,386	1,898,673

Restricted common stock can be issued to directors, executives or employees of the Company and are subject to time-based vesting. These potential shares were excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.

Note 7 – Allowance for Doubtful Accounts

The rollforward of the Company’s allowance for doubtful accounts for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Balance at beginning of period	$268	$111	$136
Additions charged to costs and expenses	732	167	94
Reductions	(78)	(10)	(119)
Balance at end of period	$922	$268	$111

Note 8 – Inventories

Inventory balances at  December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$2,658	$2,962
Work in process	101	173
Finished Goods	2,892	1,279
Inventory Gross	5,651	4,414
Inventory Reserve	(262)	(243)
Inventory Net	$5,389	$4,171

Note 9 – Goodwill and Intangible assets

At December 31, 2022 and 2021, all of the Company’s goodwill of $8,362,000 is allocated to its Detection reporting. There were no additions, impairments or other changes to the Company’s goodwill balance for either of the years ended December 31, 2022 or 2021.

Amortization expense related to intangible assets was approximately $211,000, $230,000 and $309,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

				Weighted
				average
				useful life
	2022	2021	2020	(in years)
Gross Carrying Amount
Patents and licenses	$626	$619	$595	5
Technology	8,257	8,257	8,257	10
Customer relationships	272	272	272	7
Tradename	259	259	259	10
Total amortizable intangible assets	9,414	9,407	9,383
Accumulated Amortization
Patents and licenses	$537	$534	$529
Technology	7,947	7,769	7,571
Customer relationships	189	162	135
Tradename	259	259	259
Total accumulated amortization	8,932	8,724	8,494
Total amortizable intangible assets, net	$482	$683	$889

Estimated remaining amortization of the Company’s intangible assets is as follows (in thousands):

Estimated
For the years ended	amortization
December 31:	expense
2023	206
2024	121
2025	119
2026	18
2027	18
$482

Note 10 – Accrued and Other expenses

Accrued and other expenses consist of the following at December 31 (in thousands):

	2022	2021
Accrued salary and related expenses	$1,248	$2,016
Accrued accounts payable	2,913	2,838
Accrued professional fees	400	497
Other accrued expenses	120	291
	$4,681	$5,642

Note 11 – Leases

The Company has leases for office space and office equipment. The leases expire at various dates through 2028.  In May 2022, the Company extended the term of its California facility lease, resulting in an increase of approximately $2.4 million to its right of use asset and related liability.  In November 2022, the Company extended the term of its Nashua, NH office lease, resulting in an increase of approximately $0.6 million to its right of use asset and related liability.  In October 2021, the Company extended the term of its Nashua warehouse until 2024, resulting in an increase of approximately $79,000 to its right of use asset and related lease liability.

		Year Ended December 31,
Lease Cost	Classification	2022	2021
Operating lease cost - Right of Use	Operating expenses	$859	$862
Operating lease cost - Variable Costs	Operating expenses	277	186
Total		$1,136	$1,048

	Year Ended December 31,
	2022	2021
Cash paid for operating cash flows from operating leases	$931	$919

	As of December 31,
	2022	2021
Weighted-average remaining lease term of operating leases (in years)	3.77	1.33
Weighted-average discount rate for operating leases	6.98%	5.50%

Maturities of the Company’s lease liabilities as of December 31, 2022 were as follows (in thousands):

Year Ended December 31:	Total
2023	781
2024	846
2025	848
2026	749
2027	685
Thereafter	172
Total lease payments	4,081
Less: effects of discounting	(696)
Total lease liabilities	3,385
Less: current portion of lease liabilities	(582)
Long-term lease liabilities	$2,803

Note 12 – Stockholders’ Equity

(a) Financing Activity

On April 27, 2020, the Company issued 1,562,500 shares of common stock to several institutional investors at a price of $8.00 per share in a registered direct offering. The gross proceeds of the offering were approximately $12.5 million, and the Company received net proceeds of approximately $12.3 million. The Company also entered into an at-the-market offering program with JMP Securities (the “ATM”) to provide for additional potential liquidity. The Company’s ATM facility provided for the sale of common stock having a value of up to $25.0 million. On December 17, 2020 the company sold 470,704 shares of common stock under the ATM facility. The gross proceeds were approximately $6.6 million, and the Company received net proceeds of approximately $6.1 million which is net of brokerage fees and offering costs to open the ATM. On March 2, 2021, the Company terminated the ATM offering program with JMP Securities

On March 2, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Guggenheim Securities, LLC, as representative of the several underwriters (the “Underwriters”), in connection with an underwritten public offering of 1,393,738 shares of the Company’s common stock, at a public offering price of $18.00 per share (the “Offering”). The Underwriting Agreement contained customary representations, warranties and covenants by the Company, indemnification obligations of the Company and the Underwriters, including for certain liabilities other obligations of the parties and termination provisions. In exchange for the Underwriters’ services, the Company agreed to sell the shares to the Underwriters at a purchase price of $16.92 per share and to reimburse the representative of the Underwriters for up to $125,000 of its expenses in connection with the Offering. The Offering closed March 5, 2021. The net proceeds to the Company from the Offering were approximately $23.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

(b) Stock Options

The Company's 2016 Stock Incentive Plan (the “2016 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. Awards may be granted singly, in combination, or in tandem. All awards granted under the 2016 Plan are required to be granted at not less than 100% of the fair market value of the related award on the respective grant date. Awards under the 2016 Plan  may be granted to employees, directors and advisors to the Company and its subsidiaries.

At the Company’s 2021 annual meeting, the 2016 Plan was amended to increase the number of shares of common stock available thereunder from 2,600,000 to 4,700,000. At December 31, 2022, there were 1,448,471 shares available for issuance under the 2016 Plan.

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Term
	Shares	Exercise Price	(in years)
Outstanding, December 31, 2020	1,869,507	$5.91
Granted	865,938	$16.33
Exercised	(168,450)	$6.10
Forfeited	(80,484)	$13.74
Outstanding, December 31, 2021	2,486,511	$9.27	5.42
Granted	836,500	$4.92
Exercised	(73,500)	$2.45
Forfeited	(638,519)	$11.45
Outstanding, December 31, 2022	2,610,992	$7.54	3.76
Exercisable at December 31, 2020	1,540,287	$5.55
Exercisable at December 31, 2021	1,619,855	$6.47
Exercisable at December 31, 2022	1,906,189	$7.59

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$3	$15	$30
Engineering and product development	220	356	376
Marketing and sales	518	785	657
General and administrative expense	945	1,627	1,781
	$1,686	$2,783	$2,844

As of December 31, 2022, there was approximately $1.7 million of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 1.9 years.

Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Year Ended December 31,
	2022	2021	2020
Average risk-free interest rate	2.29%	0.42%	0.65%
Expected dividend yield	None	None	None
Expected life (in years)	3.5	3.5	3.5
Expected volatility	66.30 - 72.04%	65.57 - 67.42%	50.17 - 66.04%
Weighted average fair value	$2.33	$7.22	$4.37

The Company’s 2022, 2021 and 2020 average expected volatility and average expected life is based on the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a term most closely approximating the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

Intrinsic values of options (in thousands) and the closing market price used to determine the intrinsic values are as follows:

Intrinsic value of stock options

	Year Ended December 31,
	2022	2021	2020
Outstanding	$—	$3,820	$13,626
Exercisable	$—	$3,730	$11,786
Exercised	$—	$1,453	$1,037
Company’s stock price at December 31	$1.83	$7.20	$13.20

As of December 31, 2022, the exercise price of all outstanding stock options was higher than the Company's closing stock price.  Accordingly, the intrinsic value is zero in the table above.

(c) Restricted Stock

The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from grant date. All of the Company’s restricted stock grants in 2021 and 2020 had time-based vesting requirements. The grant date fair value for restricted stock awards is based on the quoted market value of Company stock on the grant date.

A summary of unvested restricted stock activity for the Stock Plans is follows:

	Year Ended December 31,
	2022	2021	2020
Beginning outstanding balance	875	29,166	150,909
Granted	—	22,488	—
Vested	(875)	(50,779)	(118,077)
Forfeited	—	—	(3,666)
Ending outstanding balance	—	875	29,166

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

The Company issued 46,096 and 24,786 shares of common stock under the ESPP for the years ended December 31, 2022 and 2021, respectively. There are 836,824 shares of Company common stock reserved for issuance under the ESPP as of December 31, 2022.  In October 2022, the Company suspended the ESPP such that the accumulation period from October 1, 2022 through December 31, 2022 and beyond will not occur.

Note 13 – Income Taxes

Income Taxes

The components of income tax expense for the years ended December 31 are as follows (in thousands):

	2022	2021	2020
Current provision:
Federal	$—	$—	$—
State	—	—	37
Foreign	—	—	—
	$—	$—	$37
Deferred provision:
Federal	$—	$1	$1
State	—	—	—
Foreign	(116)	—	—
	$(116)	$1	$1
Total	$(116)	$1	$38

The Company adopted ASU 2019-12 as of January 1, 2021. In accordance with this standard non-income and state franchise taxes are now classified as a component of operating expenses in General and Administrative expense. Income based tax expense will continue to be recognized as tax expense in the Consolidated Financial Statements. Tax expense for the year ended December 31, 2020 represents non-income and state franchise tax, however, the expense was not reclassified to operating expenses in accordance with ASU 2019-12 as it was immaterial.

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31 is as follows:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.5%	5.2%	2.4%
Net state impact of deferred rate change	(1.0)%	0.8%	(0.7)%
Stock compensation expense	(0.7)%	1.3%	0.9%
Other permanent differences	(0.4)%	(0.1)%	(0.1)%
Change in valuation allowance	(13.7)%	(24.4)%	(13.4)%
Tax credits	2.0%	3.1%	1.4%
Accrual to tax return	0.0%	(1.4)%	0.0%
FV Mark to market on convertible notes	0.0%	0.0%	(9.0)%
Foreign Rate Differential	0.0%	0.0%	0.0%
True Ups - NOL Expiration/162(m) limits	(8.9)%	(5.4)%	(2.8)%
Effective income tax	0.8%	0.1%	(0.3)%

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

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company has fully reserved the U.S. net deferred tax assets, as it is more likely than not that the deferred tax assets will not be utilized. The Company has not reserved the foreign net deferred tax assets, as it is more likely than not that the deferred tax assets will be utilized. Deferred tax assets (liabilities) are composed of the following at  December 31, 2022 and 2021 (in thousands):

	2022	2021
Inventory (Section 263A)	$311	$276
Inventory reserves	61	61
Bad debt reserves	215	67
Other accruals	813	854
Deferred revenue	129	107
Accumulated depreciation/amortization	17	8
Stock options	1,108	795
Developed technology	976	1,242
Tax credits	4,427	4,176
NOL carryforward	38,234	38,383
Lease Liability	792	—
Section 174 R&D	1,749	290
Deferred tax assets	48,832	46,259
Valuation allowance	(47,930)	(45,994)
Right of Use Asset	(786)	(265)
Goodwill tax amortization	(6)	(5)
Net deferred tax asset (liability)	$110	$(5)

The increase in the net deferred tax assets and corresponding valuation allowance during the year ended  December 31, 2022 is primarily attributable to section 174 R&D capitalization. The movement in the valuation allowance during the year ended December 31, 2021 is primarily due to net operating losses and research and development credits.

As of December 31, 2022, the Company has federal net operating loss carryforwards totaling approximately $158.4 million. Federal net operating loss carryforwards totaling $116.3 million will expire at various dates from 2023 and 2037. The remaining $42.1 million of the federal net operating losses generated since December 31, 2017 can be carried forward indefinitely. As of December 31, 2022, the Company has provided a valuation allowance for its federal and state net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards. As of December 31, 2022, the Company has foreign net operating loss carryforwards totaling approximately $0.5 million. As of December 31, 2022, the Company has not provided a valuation allowance for its foreign net operating loss carryforward. In the event of a deemed change in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

The Company currently has approximately $4.6 million in net operating losses that are subject to limitations related to Xoft. Approximately $656,000 can be used annually through 2029. The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities totaling approximately $4.4 million. The credits expire in various years through 2042. The Company has additional tax credits of $1.5 million related to Xoft which have been fully reserved for and as a result no deferred tax asset has been recorded. These credits expire in various years through 2030.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2022, 2021 and 2020. The Company files United States federal and various state income tax returns. The Company also files tax returns in France. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company is not under examination by any other federal or state jurisdiction for any tax year.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2022 will significantly change within the next 12 months.

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

Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Segment revenues:
Detection	$19,802	$22,019	$21,997
Therapy	8,142	11,619	7,701
Total Revenue	$27,944	$33,638	$29,698
Segment gross profit:
Detection	$16,824	$18,510	$17,856
Therapy	2,988	5,733	3,498
Total gross profit	$19,812	$24,243	$21,354
Segment operating income (loss):
Detection	$902	$1,563	$2,719
Therapy	(3,767)	(1,835)	(3,028)
Segment operating income (loss)	$(2,865)	$(272)	$(309)
General administrative	$(10,852)	$(10,460)	$(9,079)
Interest expense	(10)	(141)	(476)
Loss on extinguishment of debt	—	(386)	(341)
Other income	(45)	15	97
Fair value of convertible debentures	—	—	(7,464)
Loss before income tax	$(10,907)	$(10,972)	$(17,263)

Segment depreciation and amortization included in segment operating income (loss) is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Detection depreciation and amortization
Depreciation	$109	$123	$115
Amortization	$134	$158	164
Therapy depreciation and amortization
Depreciation	$129	$129	$124
Amortization	$73	$73	128

(b) Geographic Information

The Company’s sales are made to customers, distributors and dealers of mammography, electronic brachytherapy equipment and other medical equipment, and to foreign distributors of mammography and electronic brachytherapy equipment. Export revenue to a single country did not exceed 10% of total revenue in any year. Total export revenues were approximately $7.0 million or 25% of total revenue in 2022, $7.5 million or 22% of total revenue in 2021, and $6.1 million or 20% of total revenue in 2020.

As of December 31, 2022 and 2021, the Company had outstanding receivables of $4.0 million and $3.1 million, respectively, from distributors and customers of its products who are located outside of the U.S.

	Percent of Export sales
Region	2022	2021	2020
Europe	24%	39%	45%
Taiwan	14%	12%	13%
Israel	13%	0%	0%
Bangladesh	8%	0%	0%
Malaysia	4%	0%	0%
Canada	1%	3%	5%
China	18%	35%	22%
Australia	3%	0%	0%
Other	15%	11%	15%
Total	100%	100%	100%
Total Export Revenue	$6,976	$7,527	$6,081

Significant export sales in Europe are as follows:

	Percent of Export sales
Region	2022	2021	2020
France	45%	47%	41%
Italy	11%	5%	8%
Spain	10%	17%	17%
Germany	9%	4%	12%
Belgium	8%	0%	0%
Switzerland	6%	8%	0%
Sweden	4%	0%	0%
United Kingdom	1%	4%	6%
Russia	0%	8%	0%
	%	%	%
	%	%	%

(c) Major Customers

The Company had one major OEM customer, GE Healthcare, with revenues of approximately $4.4 million in 2022, $4.8 million in 2021 and $5.0 million in 2020 or 16%, 14% and 17% of total revenue, respectively. Cancer detection products are also sold through OEM partners, including GE Healthcare, Fujifilm Medical Systems, Siemens Medical, and Vital Images. For the year ended December 31, 2022, these four OEM partners composed approximately 29% of Detection revenues and 21% of total revenue. Detection OEM partners in total composed approximately 37% of Detection revenue and 26% of total revenue for the year ended December 31, 2022, 40% of Detection revenue and 26% of total revenue for the year ended December 31, 2021 and 37% of Detection revenue and 28% of total revenue for the year ended December 31, 2020. The Company also had one major direct customer with revenues of approximately $.8 million, or 2% of total revenue for year ended December 31, 2022.

OEM partners represented $2.0 million or 22% of outstanding receivables as of December 31, 2022, with GE Healthcare accounting for $1.0 million or 11% of this amount. The four largest Therapy customers composed $2.1 million or 24% of outstanding receivables as of December 31, 2022. The largest Detection direct customer represents $1.5 million or 17% of outstanding receivables as of December 31, 2022. These customers in total represented $3.6 million or 40%of outstanding receivables as of December 31, 2022.

Note 15 – Commitments and Contingencies

(a) Purchase Commitments

The Company has non-cancelable purchase orders with key suppliers executed in the normal course of business that total approximately $4.6 million.

(b) Employment Agreements

The Company has entered into employment agreements with certain executives and key employees. The employment agreements provide for minimum severance payments and performance-based annual bonus compensation, as defined in their respective agreements, in the event that their employment is terminated without cause.

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

The Company notes that the key inputs to the simulation model that were utilized to estimate the fair value of the Convertible Debentures at each valuation date included:

Input	December 31, 2019	February 21, 2020
Company’s stock price	$7.77	$11.64
Conversion price	4.00	4.00
Remaining term (years)	1.97	—
Equity volatility	49.00%	N/A
Risk free rate	1.57%	N/A
Probability of default event[1]	0.45%	N/A
Utilization of Forced Conversion (if available)[1]	100.00%	100.00%
Exercise of Default Redemption (if available)[1]	100.00%	N/A
Effective discount rate[1]	18.52%	N/A

[1]	Represents a Level 3 unobservable input, as defined in Note 4 - Fair Value Measurements, below.

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

The Company recorded a loss from the change in fair value of the Convertible Debentures of approximately $7.5 million for the year ending December 31, 2020. Upon the consummation of the forced conversion, the Company issued 1,816,466 shares of common stock with a fair value of approximately $21.2 million, which was reclassified to stockholders’ equity.

Note 17 – Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 90% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. The Company makes a safe harbor matching contribution of 100% of every dollar contributed, not to exceed 3% of participants’ eligible wages. The Company contributed approximately $0.6 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively.

Note 18 – Subsequent Events

On March 20, 2023, the Company committed to a restructuring plan intended to support its long term strategic goals and reduce operating expenses by further aligning its cost structure to focus on areas it believes are more likely to generate the best long-term results, in light of current industry and macroeconomic environments (the “RIF”). The Company plans to reduce its workforce by approximately 28%, decreasing its headcount by approximately 23 employees, predominantly from the Company’s detection business unit. Xoft, Inc., a wholly-owned subsidiary of the Company, or its Therapy business unit, will also furlough 12 of its employees, or approximately 50% of its workforce. The Company currently estimates it will incur one-time cash pre-tax restructuring charges of an aggregate of approximately $0.3 million in the first half of 2023 as a result of the RIF, comprised primarily of one-time severance and benefits payments, and employee-related transition costs. Estimated amounts are subject to change until finalized and the Company may incur additional costs during the remainder of 2023.

The Company has evaluated all other events and transactions subsequent to the balance sheet date to the date of filing and is not aware of any events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the consolidated financial statements.