Form 10-Q
period 2023-03-31
ICAD INC
filed 2023-05-15
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of the close of business on May 10, 2023, there were 25,446,407 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,663	$21,313
Trade accounts receivable, net of allowance for credit losses of $922 as of both March 31, 2023 and December 31, 2022	7,381	8,898
Inventory, net	4,866	5,389
Prepaid expenses and other current assets	2,292	2,641
Total current assets	34,202	38,241
Property and equipment, net of accumulated depreciation of $2,151 and $2,135 as of March 31, 2023 and December 31, 2022, respectively	1,153	1,074
Operating lease assets	3,200	3,361
Other assets	55	69
Intangible assets, net of accumulated amortization of $8,980 and $8,932 as of March 31, 2023 and December 31, 2022, respectively	436	482
Goodwill	8,362	8,362
Deferred tax assets	111	116
Total assets	$47,519	$51,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,888	$1,973
Accrued and other expenses	4,213	4,681
Lease payable—current portion	569	582
Deferred revenue—current portion	6,211	6,216
Total current liabilities	12,881	13,452
Lease payable, net of current	2,639	2,803
Deferred revenue, net of current	283	542
Deferred tax	6	6
Total liabilities	15,809	16,803

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 25,446,407 as of both March 31, 2023 and December 31, 2022.
Outstanding 25,260,576 as of both March 31, 2023 and December 31, 2022.	254	254
Additional paid-in capital	303,485	302,899
Accumulated deficit	(270,614)	(266,836)
Treasury stock at cost, 185,831 shares as of both March 31, 2023 and December 31, 2022	(1,415)	(1,415)
Total stockholders’ equity	31,710	34,902
Total liabilities and stockholders’ equity	$47,519	$51,705

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Products	$2,744	$4,560
Service and supplies	3,034	2,963
Total revenue	5,778	7,523
Cost of revenue:
Products	586	1,087
Service and supplies	993	1,049
Amortization and depreciation	69	75
Total cost of revenue	1,648	2,211
Gross profit	4,130	5,312
Operating expenses:
Engineering and product development	2,281	2,275
Marketing and sales	2,857	3,565
General and administrative	2,862	2,931
Amortization and depreciation	55	63
Total operating expenses	8,055	8,834
Loss from operations	(3,925)	(3,522)
Other income/ (expense):
Interest expense	—	(9)
Interest income	150	—
Other income (expense), net	2	(13)
Other income (expense), net	152	(22)
Loss before provision for income taxes	(3,773)	(3,544)
Provision for tax expense	(5)	(1)
Net loss and comprehensive loss	$(3,778)	$(3,545)
Net loss per share:
Basic and diluted	$(0.15)	$(0.14)
Weighted average number of shares used in computing loss per share:
Basic and diluted	25,261	25,160

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	For the three months ended March 31, 2023
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2022	25,446,407	$254	$302,899	$(266,836)	$(1,415)	$34,902
Stock-based compensation	—	—	586	—	—	586
Net loss	—	—	—	(3,778)	—	(3,778)
Balance at March 31, 2023	25,446,407	$254	$303,485	$(270,614)	$(1,415)	$31,710

	For the three months ended March 31, 2022
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2021	25,326,086	$253	$300,859	$(253,180)	$(1,415)	$46,517
Issuance of common stock related to vesting of restricted stock	875	1	—	—	—	—
Issuance of common stock pursuant to stock option plans	22,833	1	66	—	—	66
Issuance of common stock pursuant Employee Stock Purchase Plans	9,381	—	60	—	—	60
Stock-based compensation	—	—	655	—	—	655
Net loss	—	—	—	(3,545)	—	(3,545)
Balance at March 31, 2022	25,359,175	$253	$301,640	$(256,725)	$(1,415)	$43,753

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months ended
	March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(3,778)	$(3,545)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	46	53
Depreciation	78	86
Non-cash lease expense	161	200
Bad debt provision	—	305
Stock-based compensation	586	655
Deferred tax	5	1
Changes in operating assets and liabilities:
Accounts receivable	1,517	(1,723)
Inventory	523	(565)
Prepaid and other assets	363	653
Accounts payable	(120)	(84)
Accrued and other expenses	(468)	(514)
Lease liabilities	(177)	(214)
Deferred revenue	(264)	243
Total adjustments	2,250	(904)
Net cash used for operating activities	(1,528)	(4,449)
Cash flow from investing activities:
Additions to patents, technology and other	—	(10)
Additions to property and equipment	(122)	(151)
Net cash used for investing activities	(122)	(161)
Cash flow from financing activities:
Proceeds from option exercises pursuant to stock option plans	—	66
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plans	—	60
Net cash provided by financing activities	—	126
(Decrease) increase in cash and cash equivalents	(1,650)	(4,484)
Cash and cash equivalents, beginning of period	21,313	34,282
Cash and cash equivalents, end of period	$19,663	$29,798
Supplemental disclosure of cash flow information:
Interest paid	$—	$9

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

(In thousands, except for share and per share data or as noted)

Notes to Condensed Consolidated Financial Statements:

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (together “iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities. In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2023, the results of operations of the Company for the three months ended March 31, 2023 and 2022, cash flows of the Company for the three months ended March 31, 2023 and 2022, and stockholders’ equity for the Company for the three months ended March 31, 2023 and 2022.

Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. The results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for fiscal year ending December 31, 2023, or any interim or any future period.

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

Risk and Uncertainty

On  March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. As a provider of devices and services to the health care industry, the Company believes its operations have been materially affected in all periods presented. While the worst of the disruptions appear to have subsided as of  March 31, 2023, the Company continues to be impacted by slowness in the overall economic recovery. The Company’s expected results for future periods could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.

In late  February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region has continued through  March 31, 2023 and beyond. Economic, civil, military and political uncertainty  may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue  may experience military action and/or civil and political unrest;  may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed.  For the three months ended March 31, 2023, approximately 15% of the Company's revenue was derived from customers located outside the United States.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Standards (Not Yet Adopted)

There are no recently issued accounting pronouncements that have not yet been adopted as of March 31, 2023 that are expected to have a material impact on the Company's financial statements.

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of March 31, 2023

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$14,949	$—	$—	$14,949
Total Assets	$14,949	$—	$—	$14,949

Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,067	$—	$—	$15,067
Total Assets	$15,067	$—	$—	$15,067

There were no Level 2 or 3 instruments measured at fair value as of  March 31, 2023 or December 31, 2022.

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

	Three months ended March 31, 2023
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,460	$284	$2,744
Service contracts	1,874	372	2,246
Supply and source usage agreements	—	493	493
Disposable applicators	—	225	225
Other	—	70	70
	$4,334	$1,444	$5,778
Timing of Revenue Recognition
Goods transferred at a point in time	$2,028	$608	$2,636
Services transferred over time	2,306	836	3,142
	$4,334	$1,444	$5,778
Sales Channels
Direct sales force	$2,778	$1,056	$3,834
OEM partners	1,556	—	1,556
Channel partners	—	388	388
	$4,334	$1,444	$5,778

	Three months ended March 31, 2022
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,864	$696	$4,560
Service contracts	1,657	386	2,043
Supply and source usage agreements	—	413	413
Disposable applicators	—	415	415
Other	—	92	92
	$5,521	$2,002	$7,523
Timing of Revenue Recognition
Goods transferred at a point in time	$3,881	$1,264	$5,145
Services transferred over time	1,640	738	2,378
	$5,521	$2,002	$7,523
Sales Channels
Direct sales force	$2,895	$815	$3,710
OEM partners	2,626	—	2,626
Channel partners	—	1,187	1,187
	$5,521	$2,002	$7,523

Products. Product revenue consists of sales of cancer detection systems and perpetual licenses and cancer therapy systems and cancer therapy applicators. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

Service. The Company sells service contracts in which the Company provides professional services including product installations, maintenance, training and service repairs, and in certain cases leases equipment to hospitals, imaging centers, radiological practices and radiation oncologists and treatment centers. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.

Sources and Source Usage Agreements. Revenue from sources is recognized upon transfer of control to the customer. Revenue from source usage agreements is recognized on a straight-line basis over the term of the source agreement.

Disposable applicators. Revenue for the sale of disposable applicators is recognized upon the transfer of control to the customer.

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

Contract balances

	Balance at	Balance at
	March 31, 2023	December 31, 2022
Receivables, which are included in ‘Trade accounts receivable’	$7,381	$8,898
Current contract assets, which are included in “Prepaid and other assets”	$638	$759
Non-current contract assets, which are included in “other assets”	$—	$15
Contract liabilities, which are included in “Deferred revenue”	$6,494	$6,758

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

Changes in deferred revenue from contracts with customers were as follows:

Three Months
Ended March 31,
2023
Balance at beginning of period	$6,758
Deferral of revenue	5,514
Recognition of deferred revenue	(5,778)
Balance at end of period	$6,494

The Company expects to recognize estimated revenues related to performance obligation that are unsatisfied (or partially satisfied) in the amounts of approximately $3.4 million in 2023, $1.3 million in 2024, $1.0 million in 2025 and $0.8 million in 2026.

Note 4 – Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in 000s, except for Net loss per share):

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(3,778)	$(3,545)
Shares used in the calculation of basic and diluted net loss per share	25,261	25,160
Net loss per share - basic and diluted	$(0.15)	$(0.14)

The shares of the Company’s common stock issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	March 31,
	2023	2022
Stock options	2,946,470	2,894,449
Total	2,946,470	2,894,449

Note 5 – Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in, first-out (FIFO) method. On a quarterly basis, management reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and estimated sales forecast, which is based on sales history and anticipated future demand. Inventory consisted of the following and includes an inventory reserve of $0.3 million at both  March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Raw materials	$3,113	$2,658
Work in process	213	101
Finished Goods	1,802	2,892
Inventory Gross	5,128	5,651
Inventory Reserve	(262)	(262)
Inventory Net	$4,866	$5,389

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

The Company considered indicators of impairment, and there were no triggering events identified, no indication of impairment of the Company’s goodwill and no impairment charges recorded during the three months ended March 31, 2023 or 2022.

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

The Company determined there were no such triggering events in the period ended March 31, 2023.

Note 8 – Lease Commitments

In accordance with ASC Topic 842, "Leases" ("ASC 842"), the Company determines if an arrangement contains a lease at inception. A lease is an operating or financing contract, or part of a contract, that conveys the right to control the use of an identified tangible asset for a period of time in exchange for consideration.

At lease inception, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as for lease incentives. In determining the present value of the lease payments, the Company calculates an incremental borrowing rate, which is determined by estimating the Company’s applicable, fully collateralized borrowing rate, with adjustment as appropriate for lease term. The lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an extension option if the Company is reasonably certain to exercise that option.

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

ASC 842 includes a number of reassessment and remeasurement requirements for lessees based on certain triggering events or conditions. There were no impairment indicators identified during the three months ended March 31, 2023 that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for lease components and non-lease components for real estate and equipment leases.

Components of Leases:

The Company has leases for office space and office equipment. The leases expire at various dates through 2028.

		Three Months Ended
Lease Cost	Classification	March 31, 2023
Operating lease cost - Right of Use Asset	Operating expenses	$216

Other information related to leases was as follows:

Three Months
Ended March 31, 2023
Cash paid from operating cash flows for operating leases	$232

As of March 31,
2023
Weighted-average remaining lease term of operating leases (years)	3.6
Weighted-average discount rate for operating leases	7.0%

Maturity of the Company’s lease liabilities as of March 31, 2023 was as follows:

2023	$549
2024	846
2025	848
2026	749
2027	685
2028	172
Total lease payments	3,849
Less: effects of discounting	(641)
Total lease liabilities	3,208
Less: current portion of lease liabilities	569
Long-term lease liabilities	$2,639

Note 9– Stockholders Equity

Stock-Based Compensation

The Company granted options to purchase 541,142 shares of the Company’s stock during the three months ended March 31, 2023. The full amount of options were granted in the first three months of 2023.

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows:

	Three Months Ended
	March 31,
	2023	2022
Cost of revenue	$1	$—
Engineering and product development	73	68
Marketing and sales	131	199
General and administrative	381	388
	$586	$655

During the three months ended March 31, 2023, the Company recorded incremental stock-based compensation of approximately $0.23 million as a result of modifications of certain stock option awards.  The modifications related to extending the contractual life of certain stock options by five years for four grantees whose awards were scheduled to expire during 2023.  In addition, the amount of time to exercise vested stock options upon termination for one grantee was extended from 60 days to 24 months.

As of March 31, 2023, there was approximately $1.6 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 2.09 years.

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended
	March 31,
	2023	2022
Average risk-free interest rate	4.19%	1.46%
Expected dividend yield	None	None
Expected life (in years)	3.0	3.5
Expected volatility	72.69% - 77.53%	66.3% - 69.5%
Weighted average exercise price	$2.16	$5.22
Weighted average fair value	$1.14	$2.56

The Company’s 2023 and 2022 average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

The Company did not grant any shares of restricted stock during the three-months ended March 31, 2023 or 2022.  The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date. The grant date fair value for restricted stock awards is based on the quoted market value of Company stock on the grant date.

A summary of stock option activity for all stock option plans for the period ended March 31, 2023 is as follows:

	Number of	Weighted Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2022	2,610,992	$7.54	$—
Granted	541,142	$2.16	$—
Exercised	—	$—	$—
Cancelled	(204,331)	$9.27	$—
Outstanding as of March 31, 2023	2,947,803	$9.44	$—
Options Exercisable as of December 31, 2022	1,619,855	$6.47	$—
Options Exercisable as of March 31, 2023	1,985,026	$7.44	$—

The Company issued 0 and 22,833 shares of common stock upon the exercise of outstanding stock options in the three months ended March 31, 2023 and 2022, respectively. The Company received cash proceeds from stock option exercises of approximately $66,000 during the three months ended March 31, 2022.

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

Prior to the Company's suspension of the Plan, any eligible employee could enroll as of the beginning of a respective quarterly accumulation period. Employees who participated in the ESPP were able to purchase shares by authorizing payroll deductions of up to 15% of their base compensation during an accumulation period. Unless the participating employee withdrew from participation, accumulated payroll deductions were used to purchase shares of common stock on the last business day of the accumulation period (the “Purchase Date”) at a price equal to 85% of the lower of the fair market value on (i) the Purchase Date or (ii) the first day of such accumulation period. Under applicable tax rules, no employee was able to purchase more than $25,000 worth of common stock, valued at the start of the purchase period, under the ESPP in any calendar year.

The Company issued 9,381 shares under the ESPP in the three-month period ended March 31, 2022. The Company recorded approximately $10,000 of stock-based compensation expense pursuant to ESPP for the three-month period ended March 31, 2022.

Note 10– Income Taxes

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which the Company operates and the development of tax planning strategies during the year. As such, there can be significant volatility in interim tax provisions.

Income tax expense was approximately $5,000 and $1,000 for the three months ended  March 31, 2023 and 2022, respectively. The effective tax rates for the three months ended  March 31, 2023 and 2022 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Note 11 – Segment Reporting

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

The Company does not track its assets by operating segment and the CODM does not use asset information by segment to allocate resources or make operating decisions. Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows:

	Three Months Ended
	March 31,
	2023	2022
Segment revenues:
Detection	$4,334	$5,521
Therapy	1,444	2,002
Total revenue	$5,778	$7,523
Segment gross profit:
Detection	$3,544	$4,661
Therapy	586	651
Segment gross profit	$4,130	$5,312
Segment operating income (loss):
Detection	$(124)	$622
Therapy	(883)	(1,209)
Segment operating income (loss):	$(1,007)	$(587)
General, administrative, depreciation and amortization expense	$(2,918)	$(2,935)
Interest expense	—	(9)
Interest income	150	—
Other expense	2	(13)
Loss before income tax	$(3,773)	$(3,544)

Note 12 – Commitments and Contingencies

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

Note 13 – Restructuring

On March 20, 2023, the Company committed to a restructuring plan intended to support its long term strategic goals and reduce operating expenses by further aligning its cost structure to focus on areas the Company believes are more likely to generate the best long-term results, in light of current industry and macroeconomic environments (the “RIF”). The Company reduced its workforce by approximately 28%, decreasing its headcount by approximately 23 employees, predominantly from the Company’s detection business unit. Xoft, Inc., a wholly-owned subsidiary of the Company, furloughed 12 of its employees, or approximately 50% of its workforce.

During the three months ended March 31, 2023, the Company incurred pre-tax charges to its statements of operations of $0.08 million related to cash severance and benefits.  The Company expects to incur additional charges of $0.1 million during the remainder of the 2023 and no additional charges beyond that time.  All of the incurred and estimated future charges are one-time, cash expenses.  Estimated amounts are subject to change until finalized and the Company may incur additional costs during the remainder of 2023.

The Company's accrual for restructuring charges for the three months ended March 31, 2023 was follows (in thousands):

Balance of as January 31, 2023	$—
Charges	76
Cash payments	—
Balance as of March 31, 2023	$76

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Please also refer to the section titled “Special Note Regarding Forward Looking Statements.”

Special Note Regarding Forward Looking Statements

Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain statements that may be deemed “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements involve or may involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to the following: the continuing impact of the COVID-19 pandemic, the continuing impact of military and political conflict in Eastern Europe, the ability to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to potential future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company, and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we undertake no obligation to update any such forward-looking statements to reflect events or circumstances after the date of such statements.

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

COVID-19 Impact

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. As a provider of devices and services to the health care industry, we believe our operations have been materially affected in all periods presented. While the worst of the disruptions seem to have subsided as of March 31, 2023, and the pandemic emergency has been deemed to be over, we continue dealing with the impact of slowness in the overall economic recovery. Our expected results for the year ended December 31, 2023, including any interim or future periods, could reflect a continuing negative impact from continuing negative economic conditions.

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $19.7 million at March 31, 2023 and anticipated revenue and cash collections as well as cost savings actions taken.

Eastern European Conflict Impact

In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region has continued through March 31, 2023 and beyond. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which we derive revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to us has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed.  For the three months ended March 31, 2023, approximately 15% of the Company's revenue was derived from customers located outside the United States.

Critical Accounting Estimates

Our discussion and analysis of financial condition, results of operations, and cash flows are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, allowances for credit losses on accounts receivable, inventory valuation and obsolescence, intangible assets, goodwill, income taxes, contingencies, and litigation. Additionally, we use assumptions and estimates in calculations to determine stock-based compensation, and evaluation of litigation. We base estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Other than as described herein, there have been no additional material changes to our critical accounting policies as discussed in our 2022 Annual Report on Form 10-K (the “2022 10-K”). For a comprehensive list of our critical accounting policies, reference should be made to the 2022 10-K.

Three months ended March 31, 2023 compared to three months ended March 31, 2022 (in thousands, except share data or as noted)

Revenue

Three months ended March 31, 2023 and 2022:

	Three months ended March 31
	2023	2022	$ Change	% Change
Detection revenue
Product revenue	$2,460	$3,864	$(1,404)	(36.3)%
Service and supplies revenue	1,874	1,657	217	13.1%
Subtotal	4,334	5,521	(1,187)	(21.5)%
Therapy revenue
Product revenue	284	696	(412)	(59.2)%
Service and supplies revenue	1,160	1,306	(146)	(11.2)%
Subtotal	1,444	2,002	(558)	(27.9)%
Total revenue	$5,778	$7,523	$(1,745)	(23.2)%

Total revenue decreased by approximately $1.7 million or (23.2%), from $7.5 million for the three months ended March 31, 2022 to $5.8 million for the three months ended March 31, 2023. The decrease is due primarily to our shift to a subscription model as well as continued weakness in recovery to pre-pandemic levels prior to Covid-19.  During the first three months of 2023, we have seen an increased customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. We believe this trend could accelerate, and have begun to shift our marketing efforts to a subscription model. An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to being recognized upon delivery for perpetual licenses.

Detection product revenue decreased by approximately $1.4 million, or (36.3%), from $3.9 million for the three months ended March 31, 2022 to $2.5 million for the three months ended March 31, 2023. The overall decrease is due primarily to the impact of our transition to a subscription model and ongoing challenges faced in the economic recovery due to the COVID 19 pandemic.

Detection service and supplies revenue, which is primarily sold to direct customers, increased by approximately $0.2 million, or 13.1%, from $1.7 million for the three months ended March 31, 2022 to $1.9 million in the three months ended March 31, 2023.  The increase is due primarily to the timing of delivery on service and supply agreements.

Therapy product revenue decreased by approximately $0.4 million, or (59.2)%, from $0.7 million for the three months ended March 31, 2022 to $0.3 million for the three months ended March 31, 2023. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold and the average selling price.

Therapy service and supplies revenue decreased by approximately $0.1 million, or (11.2)%, from $1.3 million for the three months ended March 31, 2022 to $1.2 million for the three months ended March 31, 2023.  We saw lower service and supplies revenues due to lower balloon sales in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Cost of Revenue and Gross Profit:

Three months ended March 31, 2023 and 2022:

Cost of Revenue and Gross Profit:	Three months ended March 31
	2023	2022	$ Change	% Change
Products	$586	$1,087	$(501)	(46.1)%
Service and supplies	993	1,049	(56)	(5.3)%
Amortization and depreciation	69	75	(6)	(8.0)%
Total cost of revenue	$1,648	$2,211	$(563)	(25.5)%

	Three months ended March 31
	2023	2022	$ Change	% Change
Detection gross profit	$3,544	$4,661	$(1,117)	(24.0)%
Therapy gross profit	586	651	(65)	(10.0)%
Gross profit	$4,130	$5,312	$(1,182)	(22.3)%

Gross profit for the three months ended March 31, 2023 was approximately $4.1 million, or 71.4% of revenue, as compared to $5.3 million, or 70.1% of revenue, for the three months ended March 31, 2022. Detection gross profit percentage increased from 84.2% for the three months ended March 31, 2022 to 85.0% for the three months ended March 31, 2023. Therapy gross profit percentage decreased from 49.3% for the three months ended March 31, 2022 to 33.5% for the three months ended March 31, 2023. Detection gross profit represented 86.0% of total Company gross profit for the three months ended March 31, 2022 compared to 87.7% for the three months ended March 31, 2023.

Cost of products decreased by approximately $0.5 million, or (46.1%), from $1.1 million for the three months ended March 31, 2022 to $0.6 million for the three months ended March 31, 2023. Cost of product revenue as a percentage of product revenue was approximately 21.4% for the three months ended March 31, 2022 as compared to 30.1% for the three months ended March 31, 2023. The product mix in the three-month period ended March 31, 2023 compared to the same period in 2022 included more products with a higher relative cost of sales.

Cost of service and supplies decreased by approximately $0.06 million, or (5.3%) from $1.1 million for the three months ended March 31, 2022 to $1.0 million for the three months ended March 31, 2023. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 32.7% for the three months ended March 31, 2022 as compared to 22.6% for the three months ended March 31, 2023. The cost of service and supplies as a percentage of revenue decreased primarily as a result of the relative mix of service and supplies in the comparable periods.

Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for the three months ended March 31, 2023 and 2022.

Operating Expenses:

Three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating expenses:
Engineering and product development	$2,281	$2,275	$6	0.3%
Marketing and sales	2,857	3,565	(708)	(19.9)%
General and administrative	2,862	2,931	(69)	(2.4)%
Amortization and depreciation	55	63	(8)	(12.7)%
Total operating expenses	$8,055	$8,834	$(779)	(8.8)%

Operating expenses decreased by approximately $0.1 million, or (8.8%), from $8.8 million in the three months ended March 31, 2022 to $8.1 million in the three months ended March 31, 2023.

Engineering and Product Development. Engineering and product development costs were consistent at approximately $2.3 million for the three months ended March 31, 2022  and  March 31, 2023.

Marketing and Sales. Marketing and sales expenses decreased by approximately $0.7 million, or (19.9%), from $3.6 million in the three months ended March 31, 2022 to $2.9 million in the three months ended March 31, 2023. The decrease was primarily related to lower headcount and commission expense during the comparable periods.

General and Administrative. General and administrative expenses were consistent at approximately $2.9 million for the three months ended March 31, 2022  and the three months ended March 31, 2023.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, were flat for the three months ended March 31, 2023 and 2022.

Other Income and Expense:

Three months ended March 31, 2023 and 2022:

Other Income and Expense:
	Three months ended March 31
	2023	2022	$ Change	% Change
Interest expense	$—	$(9)	$9	(100)%
Interest income	$150	$—	$150	100%
Other income (expense)	2	(13)	15	(115.4)%
	$152	$(22)	$174	(790.9)%
Tax (expense)	$(5)	$(1)	$(4)	400.0%

Interest expense. Interest expense was approximately $(9,000) for the three months ended March 31, 2022.  There was no interest expense during the three months ended March 31, 2023.

Interest income. Interest income increased by approximately $150,000, or 100%, from zero for the three months ended March 31, 2022 to $150,000 for the three months ended March 31, 2023. The increase results from higher interest rates in 2023 compared to 2022.

Other income (expense). Other income (expense) was a loss of $(13,000) during the three months ended March 31, 2022 compared to income of $2,000 during the three months ended March 31, 2023. The change is driven lower foreign exchange losses recorded in 2023 compared to 2022.

Tax (expense). Income tax expense was $5,000 and $1,000 for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources (in thousands, except as noted)

The Company believes that its cash and cash equivalents balance of $19.7 million as of March 31, 2023, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. We will continue to closely monitor liquidity and the capital and credit markets.

The Company had net working capital of $21.3 million at March 31, 2023. The ratio of current assets to current liabilities at March 31, 2023 and December 31, 2022 was 2.66 and 2.84, respectively.

	Three Months Ended March 31,
	2023	2022
Net cash used for operating activities	$(1,528)	$(4,449)
Net cash used for investing activities	(122)	(161)
Net cash provided by financing activities	—	126
Decrease in cash and equivalents	$(1,650)	$(4,484)

Net cash used for operating activities for the three months ended March 31, 2023 was $1.5 million, compared to $4.4 million for the three months ended March 31, 2022. The improvement in net cash used for operating activities for the three months ended March 31, 2023 resulted primarily from the Company’s focus on collections of accounts receivable and ongoing cost saving initiatives.  We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable, inventory expansion due to supply chain risk, and the timing of other payments.

Net cash used for investing activities for the three months ended March 31, 2023 was $122,000, compared to $161,000 for the three months ended March 31, 2022. The net cash used for investing activities for the three months ended March 31, 2023 and 2022 is primarily for purchases of property and equipment.

Net cash provided by financing activities for three months ended March 31, 2022 was $126,000 related to the issuance of common stock pursuant to the Company’s stock option and employee stock purchase plans.

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

Item 4.        Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2023, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934) were effective at a reasonable level of assurance.

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

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and have determined there are no changes in its internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

PART II OTHER

INFORMATION

Item 1A.        Risk Factors:

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we strongly encourage you to review. There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

Item 6.        Exhibits

Exhibit No.	Description

10.1	Employment agreement dated March 10, 2023, by and between iCAD, Inc. and Dana Brown (filed as Exhibit 10(p) to the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.

10.2	Separation agreement dated March 10, 2023, by and between iCAD, Inc. and Stacey Stevens (filed as Exhibit 10(q) to the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*         Filed herewith

**       Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: May 15, 2023	By:	/s/ Dana Brown
	Name: Title:	Dana Brown Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Eric Lonnqvist
	Name: Title:	Eric Lonnqvist Chief Financial Officer (Principal Financial Officer)