Form 10-Q
period 2023-06-30
ICAD INC
filed 2023-08-11
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of the close of business on August 10, 2023, there were 25,446,407 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,037	$21,313
Trade accounts receivable, net of allowance for credit losses of $984 and $922 as of June 30, 2023 and December 31, 2022, respectively	5,747	8,898
Inventory, net	4,248	5,389
Prepaid expenses and other current assets	2,304	2,641
Total current assets	31,336	38,241
Property and equipment, net of accumulated depreciation of $2,273 and $2,135 as of June 30, 2023 and December 31, 2022, respectively	1,471	1,074
Operating lease assets	3,113	3,361
Other assets	54	69
Intangible assets, net of accumulated amortization of $8,490 and $8,932 as of June 30, 2023 and December 31, 2022, respectively	388	482
Goodwill	8,362	8,362
Deferred tax assets	108	116
Total assets	$44,832	$51,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$857	$1,973
Accrued and other expenses	4,363	4,681
Lease payable—current portion	644	582
Deferred revenue—current portion	6,027	6,216
Total current liabilities	11,891	13,452
Lease payable, net of current	2,478	2,803
Deferred revenue, net of current	283	542
Deferred tax	6	6
Total liabilities	14,658	16,803

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 25,446,407 as of both June 30, 2023 and December 31, 2022; outstanding 25,260,576 as of both June 30, 2023 and December 31, 2022.	254	254
Additional paid-in capital	303,699	302,899
Accumulated deficit	(272,364)	(266,836)
Treasury stock at cost, 185,831 shares as of both June 30, 2023 and December 31, 2022	(1,415)	(1,415)
Total stockholders’ equity	30,174	34,902
Total liabilities and stockholders’ equity	$44,832	$51,705

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Products	$2,644	$4,475	$5,387	$9,035
Service and supplies	3,221	3,100	6,256	6,063
Total revenue	5,865	7,575	11,643	15,098
Cost of revenue:
Products	461	1,008	1,047	2,095
Service and supplies	1,000	1,001	1,993	2,050
Amortization and depreciation	55	75	125	150
Total cost of revenue	1,516	2,084	3,165	4,295
Gross profit	4,349	5,491	8,478	10,803
Operating expenses:
Engineering and product development	1,263	2,367	3,544	4,642
Marketing and sales	2,112	3,435	4,967	7,000
General and administrative	2,832	2,742	5,695	5,673
Amortization and depreciation	65	61	120	124
Total operating expenses	6,272	8,605	14,326	17,439
Loss from operations	(1,923)	(3,114)	(5,848)	(6,636)
Other income/ (expense):
Interest expense	—	—	—	(1)
Interest income	182	14	332	16
Other income (expense), net	(5)	(18)	(3)	(41)
Other income (expense), net	177	(4)	329	(26)
Loss before provision for income taxes	(1,746)	(3,118)	(5,519)	(6,662)
Provision for tax expense	(4)	—	(9)	(1)
Net loss and comprehensive loss	$(1,750)	$(3,118)	$(5,528)	$(6,663)
Net loss per share:
Basic and diluted	$(0.07)	$(0.12)	$(0.22)	$(0.26)
Weighted average number of shares used in computing loss per share:
Basic and diluted	25,261	25,185	25,261	25,172

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	For the three months ended June 30, 2023
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at March 31, 2023	25,446,407	$254	$303,485	$(270,614)	$(1,415)	$31,710
Stock-based compensation	—	—	214	—	—	214
Net loss	—	—	—	(1,750)	—	(1,750)
Balance at June 30, 2023	25,446,407	$254	$303,699	$(272,364)	$(1,415)	$30,174

	For the six months ended June 30, 2023
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2022	25,446,407	$254	$302,899	$(266,836)	$(1,415)	$34,902
Stock-based compensation	—	—	800	—	—	800
Net loss	—	—	—	(5,528)	—	(5,528)
Balance at June 30, 2023	25,446,407	$254	$303,699	$(272,364)	$(1,415)	$30,174

	For the three months ended June 30, 2022
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at March 31, 2022	25,359,175	$253	$301,640	$(256,725)	$(1,415)	$43,753
Issuance of common stock pursuant to stock option plans	6,000	1	12	—	—	13
Issuance of common stock pursuant Employee Stock Purchase Plans	8,683	—	33	—	—	33
Stock-based compensation	—	—	309	—	—	309
Net loss	—	—	—	(3,118)	—	(3,118)
Balance at June 30, 2022	25,373,858	$254	$301,994	$(259,843)	$(1,415)	$40,990

	For the six months ended June 30, 2022
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2021	25,326,086	$253	$300,859	$(253,180)	$(1,415)	$46,517
Issuance of common stock related to vesting of restricted stock	875	—	—	—	—	—
Issuance of common stock pursuant to stock option plans	28,833	1	78	—	—	79
Issuance of common stock pursuant Employee Stock Purchase Plans	18,064	—	93	—	—	93
Stock-based compensation	—	—	964	—	—	964
Net loss	—	—	—	(6,663)	—	(6,663)
Balance at June 30, 2022	25,373,858	$254	$301,994	$(259,843)	$(1,415)	$40,990

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months ended
	June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(5,528)	$(6,663)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	94	105
Depreciation	138	169
Non-cash lease expense	248	391
Bad debt provision	62	510
Stock-based compensation	800	964
Deferred tax	8	—
Changes in operating assets and liabilities:
Accounts receivable	3,089	(1,790)
Inventory	1,141	(830)
Prepaid and other assets	352	853
Accounts payable	(1,116)	(581)
Accrued and other expenses	(510)	(371)
Lease liabilities	(263)	(425)
Deferred revenue	(448)	659
Total adjustments	3,595	(346)
Net cash used for operating activities	(1,933)	(7,009)
Cash flow from investing activities:
Additions to patents, technology and other	—	(10)
Additions to property and equipment	(307)	(255)
Capitalization of internal-use software development costs	(36)	—
Net cash used for investing activities	(343)	(265)
Cash flow from financing activities:
Proceeds from option exercises pursuant to stock option plans	—	79
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plans	—	93
Net cash provided by financing activities	—	172
Decrease in cash and cash equivalents	(2,276)	(7,102)
Cash and cash equivalents, beginning of period	21,313	34,282
Cash and cash equivalents, end of period	$19,037	$27,180
Supplemental disclosure of cash flow information:
Interest paid	$—	$9
Amendment to right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,434

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

(In thousands, except for share and per share data or as noted)

Notes to Condensed Consolidated Financial Statements:

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (together “iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities. In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2023, the results of operations of the Company for the three and six months ended June 30, 2023 and 2022, cash flows of the Company for the six months ended June 30, 2023 and 2022, and stockholders’ equity of the Company for the three and six months ended June 30, 2023 and 2022.

Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for fiscal year ending December 31, 2023, or any interim or any future period.

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

Risk and Uncertainty

On  March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. As a provider of devices and services to the health care industry, the Company believes its operations have been materially affected in all periods presented. While the worst of the disruptions appear to have subsided as of June 30, 2023, the Company continues to be impacted by slowness in the overall economic recovery. The Company’s expected results for future periods could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.

In late  February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region has continued through  June 30, 2023 and beyond. Economic, civil, military and political uncertainty  may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue  may experience military action and/or civil and political unrest;  may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the three and six months ended June 30, 2023, approximately 20% and 17%, respectively, of the Company's revenue was derived from customers located outside the United States.

Recently Adopted Accounting Pronouncements

In  June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaced the then-existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. In  November 2019, the FASB elected to defer the adoption date of ASU 2016-13 for public business entities that meet the definition of a smaller reporting company to fiscal years beginning after  December 15, 2022. Early adoption of the guidance in ASU 2016-13 was permitted.  The Company adopted ASU 2016-13 effective  January 1, 2023.  Adoption caused the Company to modify its approach to estimating its allowance for potentially uncollectable accounts receivable. Specifically, the Company began applying an expected credit loss model that uses historical loss rates of its accounts receivable for the previous twelve months as well as expectations about the future where the Company has been able to develop forecasts to support its estimates.  Adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of June 30, 2023

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,811	$—	$—	$15,811
Total Assets	$15,811	$—	$—	$15,811

Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,067	$—	$—	$15,067
Total Assets	$15,067	$—	$—	$15,067

There were no Level 2 or 3 instruments measured at fair value as of  June 30, 2023 or December 31, 2022.

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

	Three months ended June 30, 2023
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$2,301	$343	$2,644
Service contracts	1,870	396	2,266
Supply and source usage agreements	—	460	460
Disposable applicators	—	459	459
Other	—	36	36
	$4,171	$1,694	$5,865
Timing of Revenue Recognition
Goods transferred at a point in time	$1,876	$867	$2,743
Services transferred over time	2,295	827	3,122
	$4,171	$1,694	$5,865
Sales Channels
Direct sales force	2,743	$1,124	$3,867
OEM partners	1,428	570	1,998
Channel partners	—	—	—
	$4,171	$1,694	$5,865

	Six months ended June 30, 2023
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$4,762	$626	$5,388
Service contracts	3,744	799	4,543
Supply and source usage agreements	—	952	952
Disposable applicators	—	685	685
Other	—	75	75
	$8,506	$3,137	$11,643
Timing of Revenue Recognition
Goods transferred at a point in time	$3,945	$1,484	$5,429
Services transferred over time	4,561	1,653	6,214
	$8,506	$3,137	$11,643
Sales Channels
Direct sales force	$5,461	$2,179	$7,640
OEM partners	3,045	—	3,045
Channel partners	—	958	958
	$8,506	$3,137	$11,643

	Three months ended June 30, 2022
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$3,467	$1,008	$4,475
Service contracts	1,822	361	2,183
Supply and source usage agreements	—	367	367
Disposable applicators	—	463	463
Other	—	87	87
	$5,289	$2,286	$7,575
Timing of Revenue Recognition
Goods transferred at a point in time	$3,455	$1,547	$5,002
Services transferred over time	1,834	739	2,573
	$5,289	$2,286	$7,575
Sales Channels
Direct sales force	$3,505	$703	$4,208
OEM partners	1,784	—	1,784
Channel partners	—	1,583	1,583
	$5,289	$2,286	$7,575

	Six months ended June 30, 2022
	Reportable Segments
	Detection	Therapy	Total
Major Goods/Service Lines
Products	$7,330	$1,705	$9,035
Service contracts	3,479	747	4,226
Supply and source usage agreements	—	780	780
Disposable applicators	—	878	878
Other	—	179	179
	$10,809	$4,289	$15,098
Timing of Revenue Recognition
Goods transferred at a point in time	$7,335	$2,812	$10,147
Services transferred over time	3,474	1,477	4,951
	$10,809	$4,289	$15,098
Sales Channels
Direct sales force	$6,399	$1,519	$7,918
OEM partners	4,410	—	4,410
Channel partners	—	2,770	2,770
	$10,809	$4,289	$15,098

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

Sources and Source Usage Agreements. The Xoft Axxent controller utilizes a miniaturized high dose rate, low energy X-ray source (a "source") to apply the radiation dose directly to the size and shape of the cancerous area while sparing healthy tissue and organs. Customers are able to purchase sources as needed or through a contract for a stated number of sources over a term (a "source usage agreement").  Revenue from sources is recognized upon transfer of control to the customer. Revenue from source usage agreements is recognized on a straight-line basis over the term of the source agreement.

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

Contract balances

	Balance at	Balance at
	June 30, 2023	December 31, 2022
Receivables, which are included in ‘Trade accounts receivable’	$5,747	$8,898
Current contract assets, which are included in “Prepaid and other assets”	$843	$759
Non-current contract assets, which are included in “other assets”	$—	$15
Contract liabilities, which are included in “Deferred revenue”	$6,310	$6,758

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

Changes in deferred revenue from contracts with customers were as follows:

Six Months
Ended June 30,
2023
Balance at beginning of period	$6,758
Deferral of revenue	4,909
Recognition of deferred revenue	(5,357)
Balance at end of period	$6,310

As of June 30, 2023, the aggregate amount of unsatisfied, or partially satisfied, performance obligations from contracts with customers was $6.3 million. The Company expects to recognize approximately $6.0 million of its remaining performance obligations as revenue over the next 12 months. The remainder of the balance is expected to be recognized over the next two to three years.

Note 4 – Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of net loss per share is as follows (in 000s, except for Net loss per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(1,750)	$(3,118)	$(5,528)	$(6,663)
Shares used in the calculation of basic and diluted net loss per share	25,261	25,185	25,261	25,172
Net loss per share - basic and diluted	$(0.07)	$(0.12)	$(0.22)	$(0.26)

The shares of the Company’s common stock issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	June 30,
	2023	2022
Stock options	3,265,920	1,819,897
Total	3,265,920	1,819,897

Note 5 – Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in, first-out (FIFO) method. On a quarterly basis, management reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and estimated sales forecast, which is based on sales history and anticipated future demand. Inventory consisted of the following and includes an inventory reserve of $0.3 million at both June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Raw materials	$1,679	$2,658
Work in process	20	101
Finished goods	2,811	2,892
Inventory gross	4,510	5,651
Inventory reserve	(262)	(262)
Inventory net	$4,248	$5,389

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

The Company considered indicators of impairment, and there were no triggering events identified, no indication of impairment of the Company’s goodwill and no impairment charges recorded during the three months ended June 30, 2023 or 2022.

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

The Company determined there were no such triggering events in the period ended June 30, 2023.

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

ASC 842 includes a number of reassessment and remeasurement requirements for lessees based on certain triggering events or conditions. There were no impairment indicators identified during the three and six months ended June 30, 2023 that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for lease components and non-lease components for real estate and equipment leases.

Components of Leases:

The Company has leases for office space and office equipment. The leases expire at various dates through 2028.

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 30, 2023	June 30, 2023
Operating lease cost - Right of Use Asset	Operating expenses	$116	$332

Other information related to leases was as follows:

	Three Months	Six Months
	Ended June 30, 2023	Ended June 30, 2023
Cash paid from operating cash flows for operating leases	$161	$248

As of June 30,
2023
Weighted-average remaining lease term of operating leases (years)	3.5
Weighted-average discount rate for operating leases	7.0%

Maturity of the Company’s lease liabilities as of June 30, 2023 was as follows:

2023	$434
2024	846
2025	848
2026	749
2027	685
2028	172
Total lease payments	3,734
Less: effects of discounting	(612)
Total lease liabilities	3,122
Less: current portion of lease liabilities	644
Long-term lease liabilities	$2,478

Note 9– Stockholders Equity

Stock-Based Compensation

The Company granted options to purchase 562,774 and 1,103,916 shares of the Company’s stock during the three and six months ended June 30, 2023 , respectively. The full amount of options were granted in the first six months of 2023.

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	$1	$1	$2	$1
Engineering and product development	59	70	132	138
Marketing and sales	62	109	193	308
General and administrative	92	129	473	517
	$214	$309	$800	$964

During the three months ended March 31, 2023, the Company recorded incremental stock-based compensation of approximately $0.23 million as a result of modifications of certain stock option awards.  The modifications related to extending the contractual life of certain stock options by five years for four grantees whose awards were scheduled to expire during 2023.  In addition, the amount of time to exercise vested stock options upon termination for one grantee was extended from 90 days to 24 months.

As of June 30, 2023, there was approximately $1.4 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 1.67 years.

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average risk-free interest rate	4.10%	2.56%	4.14%	1.90%
Expected dividend yield	None	None	None	None
Expected life (in years)	3.1	3.5	3.0	3.5
Expected volatility	77.7% - 96.3%	69.7% - 70.5%	72.7% to 96.3%	66.3% to 70.5%
Weighted average exercise price	$1.38	$5.19	$1.76	$5.22
Weighted average fair value	$0.76	$1.72	$0.95	$2.46

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

The Company did not grant any shares of restricted stock during the three-months ended June 30, 2023 or 2022.  The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date. The grant date fair value for restricted stock awards is based on the quoted market value of Company stock on the grant date.

A summary of stock option activity for all stock option plans for the period ended June 30, 2023 is as follows:

	Number of	Weighted Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2022	2,610,992	$7.54	$—
Granted	1,103,916	$1.76	$969
Exercised	—	$—	$—
Cancelled	(448,988)	$7.80	$—
Outstanding as of June 30, 2023	3,265,920	$5.61	$969
Options Exercisable as of December 31, 2022	1,619,855	$6.47	$—
Options Exercisable as of June 30, 2023	2,042,460	$7.13	$47

There were no exercises of outstanding stock options in the three and six months ended June 30, 2023.

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

Prior to the Company's suspension of the ESPP, any eligible employee could enroll as of the beginning of a respective quarterly accumulation period. Employees who participated in the ESPP were able to purchase shares by authorizing payroll deductions of up to 15% of their base compensation during an accumulation period. Unless the participating employee withdrew from participation, accumulated payroll deductions were used to purchase shares of common stock on the last business day of the accumulation period (the “Purchase Date”) at a price equal to 85% of the lower of the fair market value on (i) the Purchase Date or (ii) the first day of such accumulation period. Under applicable tax rules, no employee was able to purchase more than $25,000 worth of common stock, valued at the start of the purchase period, under the ESPP in any calendar year.  Substantially all of the Company’s employees whose customary employment is for more than 20 hours a week are eligible to participate in the ESPP. Any employee who owns 5% or more of the voting power or value of the Company’s shares of common stock is not eligible to purchase shares under the ESPP.

The Company issued 8,683 and 18,064 shares under the ESPP in the three and six month periods ended June 30, 2022, respectively. The Company recorded approximately $12,000 and $22,000 of stock-based compensation expense pursuant to ESPP for the three and six month periods ended June 30, 2022, respectively.

Note 10– Income Taxes

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which the Company operates and the development of tax planning strategies during the year. As such, there can be significant volatility in interim tax provisions.

Income tax expense was approximately $4,000 and $9,000 for the three and six months ended June 30, 2023, respectively. The effective tax rates for the three and six months ended June 30, 2023 and 2022 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Note 11 – Segment Reporting

Operating segments are the components of the Company’s business for which separate financial information is available.  This is evaluated regularly by the chief operating decision maker (“CODM”) who decides how to allocate resources and assess performance. The Company’s CODM is the chief executive officer. The Company’s operating segments are generally organized by the type of product or service offered and by geography. Each reportable segment generates revenue from the sale of medical equipment and related services and/or sale of supplies. The Company has determined there are two segments: Detection and Therapy.

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

The Company does not track its assets by operating segment and the CODM does not use asset information by segment to allocate resources or make operating decisions. Segment revenues, gross profit, segment operating income or loss, and a reconciliation of segment operating income or loss to GAAP loss before income tax is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Segment revenues:
Detection	$4,171	$5,289	$8,506	$10,809
Therapy	1,694	2,286	3,137	4,289
Total revenue	$5,865	$7,575	$11,643	$15,098
Segment gross profit:
Detection	$3,398	$4,554	$6,942	$9,215
Therapy	951	937	1,536	1,588
Segment gross profit	$4,349	$5,491	$8,478	$10,803
Segment operating income (loss):
Detection	$391	$446	$267	$1,068
Therapy	593	(797)	(290)	(2,006)
Segment operating income (loss):	$984	$(351)	$(23)	$(938)
General, administrative, depreciation and amortization expense	$(2,907)	$(2,763)	$(5,825)	$(5,698)
Interest expense	—	—	—	(1)
Interest income	182	14	332	16
Other expense	(5)	(18)	(3)	(41)
Loss before income tax	$(1,746)	$(3,118)	$(5,519)	$(6,662)

Note 12 – Commitments and Contingencies

Other Commitments

The Company is obligated to pay approximately $5.5 million for firm purchase obligations to suppliers for future product and service deliverables and $0.4 million for minimum royalty obligations.

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

Note 13 – Restructuring

On March 20, 2023, the Company committed to a restructuring plan intended to support its long-term strategic goals and reduce operating expenses by further aligning its cost structure to focus on areas the Company believes are more likely to generate the best long-term results, in light of current industry and macroeconomic environments (the “RIF”). The Company reduced its workforce by approximately 28%, decreasing its headcount by approximately 23 employees, predominantly from the Company’s detection business unit. Xoft, Inc., a wholly-owned subsidiary of the Company, furloughed 12 of its employees, or approximately 50% of its workforce.

The Company has incurred charges of $0.2 million related to the RIF, all of which were recognized during the six months ended June 30, 2023.  All of the incurred charges are one-time, cash expenses and were recorded primarily in Cost of revenue and Marketing and sales in the Company's Condensed Consolidated Statements of Operations.  While the Company does not expect to record additional charges related to the RIF, the amounts are subject to change until finalized and the Company may incur additional costs during the remainder of 2023.

The Company's accrual for restructuring charges for the six months ended June 30, 2023 was follows (in thousands):

Balance as of January 1, 2023	$—
Charges	178
Cash payments	(110)
Balance as of June 30, 2023	$68

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

Special Note Regarding Forward Looking Statements

Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain statements that may be deemed “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements involve or may involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to the following: the continuing impact of the COVID-19 pandemic, the outcomes of our commercial and strategic arrangements (including our respective arrangements with Google Health and Radiology Partners), the continuing impact of military and political conflict in Eastern Europe, the ability to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to potential future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company, and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we undertake no obligation to update any such forward-looking statements to reflect events or circumstances after the date of such statements.

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

The Company’s headquarters is located in Nashua, New Hampshire, with a manufacturing facility in New Hampshire, an operations, research, development, manufacturing and warehousing facility in San Jose, California, and an office in Lyon, France.

COVID-19 Impact

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. As a provider of devices and services to the health care industry, we believe our operations have been materially affected in all periods presented. While the worst of the disruptions seem to have subsided as of June 30, 2023, and the pandemic emergency has been deemed to be over, we continue dealing with the impact of slowness in the overall economic recovery. Our expected results for the year ended December 31, 2023, including any interim or future periods, could reflect a continuing negative impact from continuing negative economic conditions.

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $19.0 million at June 30, 2023 and anticipated revenue and cash collections as well as cost savings actions taken.

Eastern European Conflict Impact

In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region has continued through June 30, 2023 and beyond. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which we derive revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to us has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed.  For the three and six months ended June 30, 2023, approximately 20% and 17%, respectively, of the Company's revenue was derived from customers located outside the United States.

Xoft

As previously announced, the Company has engaged investment bankers to explore strategic options for its Therapy business line.

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

Other than as described herein, there have been no additional material changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. For a comprehensive list of our critical accounting policies, reference should be made to the 2022 10-K.

Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022 (in thousands, except share data or as noted)

Revenue

Three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Detection revenue
Product revenue	$2,301	$3,467	$(1,166)	(33.6)%
Service and supplies revenue	1,870	1,822	48	2.6%
Subtotal	4,171	5,289	(1,118)	(21.1)%
Therapy revenue
Product revenue	343	1,008	(665)	(66.0)%
Service and supplies revenue	1,351	1,278	73	5.7%
Subtotal	1,694	2,286	(592)	(25.9)%
Total revenue	$5,865	$7,575	$(1,710)	(22.6)%

Total revenue decreased by approximately $1.7 million or (22.6%), from $7.6 million for the three months ended June 30, 2022 to $5.9 million for the three months ended June 30, 2023. The decrease is due primarily to reduced demand and our shift to a subscription model as well as continued weakness in recovery to pre-pandemic levels prior to Covid-19.  During the second quarter of 2023, we have seen an increased customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. We believe this trend could accelerate, and have begun to shift our marketing efforts to a subscription model. An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to being recognized upon delivery for perpetual licenses.

Detection product revenue decreased by approximately $1.1 million, or (33.6%), from $3.5 million for the three months ended June 30, 2022 to $2.3 million for the three months ended June 30, 2023. The overall decrease is due primarily to the impact of our transition to a subscription model and ongoing challenges faced in the economy.

Detection service and supplies revenue, which is primarily sold to direct customers, was flat at approximately $1.8 million for the three months ended June 30, 2022  compared to the three months ended June 30, 2023.

Therapy product revenue decreased by approximately $0.7 million, or (66.0)%, from $1.0 million for the three months ended June 30, 2022 to $0.3 million for the three months ended June 30, 2023. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold and the average selling price.

Therapy service and supplies revenue increase by approximately $0.1 million, or 5.7%, from $1.3 million for the three months ended June 30, 2022 to $1.4 million for the three months ended June 30, 2023.  The increase was due primarily to timing related to service and supplies agreements.

Six Months Ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Detection revenue
Product revenue	$4,762	$7,330	$(2,568)	(35.0)%
Service and supplies revenue	3,744	3,479	265	7.6%
Subtotal	8,506	10,809	(2,303)	(21.3)%
Therapy revenue
Product revenue	626	1,705	(1,079)	(63.3)%
Service and supplies revenue	2,511	2,584	(73)	(2.8)%
Subtotal	3,137	4,289	(1,152)	(26.9)%
Total revenue	$11,643	$15,098	$(3,455)	(22.9)%

Total revenue decreased by approximately $3.5 million or (22.9%), from $15.1 million for the six months ended June 30, 2022 to $11.6 million for the six months ended June 30, 2023. The decrease is due primarily to reduced demand and our shift to a subscription model as well as continued weakness in recovery to pre-pandemic levels prior to Covid-19.  During the first six months of 2023, we have seen an increased customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. We believe this trend could accelerate, and have begun to shift our marketing efforts to a subscription model. An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to being recognized upon delivery for perpetual licenses.

Detection product revenue decreased by approximately $2.6 million, or (35.0%), from $7.3 million for the six months ended June 30, 2022 to $4.7 million for the six months ended June 30, 2023. The overall decrease is due primarily to the impact of our transition to a subscription model and ongoing challenges faced in the economy.

Detection service and supplies revenue, which is primarily sold to direct customers, increased by approximately $0.3 million, or 7.6%, from $3.5 million for the six months ended June 30, 2022 to $3.7 million in the six months ended June 30, 2023.  The increase is due primarily to the timing of delivery on service and supply agreements.

Therapy product revenue decreased by approximately $1.1 million, or (66.3)%, from $1.7 million for the six months ended June 30, 2022 to $0.6 million for the six months ended June 30, 2023. Therapy product revenue is related to the sale of our Axxent systems and can vary significantly from quarter to quarter due to changes in the number of units sold and the average selling price.

Therapy service and supplies revenue decreased by approximately $0.1 million, or (2.8)%, from $2.6 million for the six months ended June 30, 2022 to $2.5 million for the six months ended June 30, 2023.  We saw lower service and supplies revenues due to lower balloon sales in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Cost of Revenue and Gross Profit:

Three months ended June 30, 2023 and 2022:

Cost of Revenue and Gross Profit:	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Products	$461	$1,008	$(547)	(54.3)%
Service and supplies	1,000	1,001	(1)	(0.1)%
Amortization and depreciation	55	75	(20)	(26.7)%
Total cost of revenue	$1,516	$2,084	$(568)	(27.3)%

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Detection gross profit	$3,398	$4,554	$(1,156)	(25.4)%
Therapy gross profit	951	937	14	1.5%
Gross profit	$4,349	$5,491	$(1,142)	(20.8)%

Gross profit for the three months ended June 30, 2023 was approximately $4.3 million, or 74.2% of revenue, as compared to $5.5 million, or 72.5% of revenue, for the three months ended June 30, 2022. Detection gross profit percentage decreased from 86.1% for the three months ended June 30, 2022 to 81.5% for the three months ended June 30, 2023. Therapy gross profit percentage increased from 40.9% for the three months ended June 30, 2022 to 56.1% for the three months ended June 30, 2023. Detection gross profit represented 82.9% of total Company gross profit for the three months ended June 30, 2022 compared to 78.1% for the three months ended June 30, 2023.

Cost of products decreased by approximately $0.5 million, or (54.3)%, from $1.0 million for the three months ended June 30, 2022 to $0.5 million for the three months ended June 30, 2023. The decrease is due primarily to lower product sales.  Cost of product revenue as a percentage of product revenue was approximately 22.5% for the three months ended June 30, 2022 as compared to 17.4% for the three months ended June 30, 2023. The product mix in the three-month period ended June 30, 2023 compared to the same period in 2022 included more products with a lower relative cost of sales.

Cost of service and supplies was flat at $1.0 million for the three months ended June 30, 2022 and June 30, 2023. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 16.5% for the three months ended June 30, 2022 as compared to 31.0% for the three months ended June 30, 2023. The cost of service and supplies as a percentage of revenue decreased primarily as a result of the relative mix of service and supplies in the comparable periods.

Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for the three months ended June 30, 2023 and 2022.

Six Months Ended June 30, 2023 and 2022:

Cost of Revenue and Gross Profit:	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Products	$1,047	$2,095	$(1,048)	(50.0)%
Service and supplies	1,993	2,050	(57)	(2.8)%
Amortization and depreciation	125	150	(25)	(16.7)%
Total cost of revenue	$3,165	$4,295	$(1,130)	(26.3)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Detection gross profit	$6,942	$9,215	$(2,273)	(24.7)%
Therapy gross profit	1,536	1,588	(52)	(3.3)%
Gross profit	$8,478	$10,803	$(2,325)	(21.5)%

Gross profit for the six months ended June 30, 2023 was approximately $8.5 million, or 72.8% of revenue, as compared to $10.8 million, or 71.6% of revenue, for the six months ended June 30, 2022. Detection gross profit percentage decreased from 85.3% for the six months ended June 30, 2022 to 81.6% for the six months ended June 30, 2023. Therapy gross profit percentage increased from 37.0% for the six months ended June 30, 2022 to 48.9% for the six months ended June 30, 2023. Detection gross profit represented 85.3% of total Company gross profit for the six months ended June 30, 2022 compared to 81.9% for the six months ended June 30, 2023.

Cost of products decreased by approximately $1.0 million, or (50.0)%, from $2.1 million for the six months ended June 30, 2022 to $1.0 million for the six months ended June 30, 2023. The decrease is due primarily to lower product sales. Cost of product revenue as a percentage of product revenue was approximately 23.2% for the six months ended June 30, 2022 as compared to 19.4% for the six months ended June 30, 2023. The product mix in the six-month period ended June 30, 2023 compared to the same period in 2022 included more products with a lower relative cost of sales.

Cost of service and supplies decreased by approximately $0.1 million, or (2.8)% from $2.1 million for the six months ended June 30, 2022 to $2.0 million for the six months ended June 30, 2023. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 33.8% for the six months ended June 30, 2022 as compared to 31.9% for the six months ended June 30, 2023. The cost of service and supplies as a percentage of revenue decreased primarily as a result of the relative mix of service and supplies in the comparable periods.

Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately $0.1 million for the six months ended June 30, 2023 and 2022.

Operating Expenses:

Three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses:
Engineering and product development	$1,263	$2,367	$(1,104)	(46.6)%
Marketing and sales	2,112	3,435	(1,323)	(38.5)%
General and administrative	2,832	2,742	90	3.3%
Amortization and depreciation	65	61	4	6.6%
Total operating expenses	$6,272	$8,605	$(2,333)	(27.1)%

Operating expenses decreased by approximately $2.3 million, or (27.1)%, from $8.6 million in the three months ended June 30, 2022 to $6.3 million in the three months ended June 30, 2023.

Engineering and Product Development. Engineering and product development costs decreased by approximately $1.1 million, or (46.6)%, from $2.4 million in the three months ended June 30, 2022 to $1.3 million in the three months ended June 30, 2023.  The decrease is due primarily to cost savings actions taken by management.

Marketing and Sales. Marketing and sales expenses decreased by approximately $1.3 million, or (38.5)%, from $3.4 million in the three months ended June 30, 2022 to $2.1 million in the three months ended June 30, 2023. The decrease was primarily related to lower headcount and commission expense during the comparable periods.

General and Administrative. General and administrative expenses were consistent at approximately $2.8 million for the three months ended June 30, 2022  and the three months ended June 30, 2023.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, were flat for the three months ended June 30, 2023 and 2022.

Six Months Ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses:
Engineering and product development	$3,544	$4,642	$(1,098)	(23.7)%
Marketing and sales	4,967	7,000	(2,033)	(29.0)%
General and administrative	5,695	5,673	22	0.4%
Amortization and depreciation	120	124	(4)	(3.2)%
Total operating expenses	$14,326	$17,439	$(3,113)	(17.9)%

Operating expenses decreased by approximately $3.1 million, or (17.9)%, from $17.4 million in the six months ended June 30, 2022 to $14.3 million in the six months ended June 30, 2023.

Engineering and Product Development.  Engineering and product development costs decreased by approximately $1.1 million, or (23.7)%, from $4.6 million in the three months ended June 30, 2022 to $3.5 million in the three months ended June 30, 2023.  The decrease is due primarily to cost savings actions taken by management.

Marketing and Sales. Marketing and sales expenses decreased by approximately $2.0 million, or (29.0)%, from $7.0 million in the six months ended June 30, 2022 to $5.0 million in the six months ended June 30, 2023. The decrease was primarily related to lower headcount and commission expense during the comparable periods.

General and Administrative. General and administrative expenses were consistent at approximately $5.7 million for the six months ended June 30, 2022  and the six months ended June 30, 2023.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, were flat for the six months ended June 30, 2023 and 2022.

Other Income and Expense:

Three months ended June 30, 2023 and 2022:

Other Income and Expense:
	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest income	$182	$14	$168	1200.0%
Other income (expense)	(5)	(18)	13	(72.2)%
	$177	$(4)	$181	(4525.0)%
Tax (expense) benefit	$(4)	$—	$(4)	(100.0)%

Interest income. Interest income increased by approximately $168,000, or 1,200%, from $14,000 for the three months ended June 30, 2022 to $182,000 for the three months ended June 30, 2023. The increase results from higher interest rates in 2023 compared to 2022.

Other income (expense). Other income (expense) was a loss of $(18,000) during the three months ended June 30, 2022 compared to a loss of $5,000 during the three months ended June 30, 2023. The change is driven by lower foreign exchange losses recorded in 2023 compared to 2022.

Tax (expense). Income tax expense was $(4,000) and $0 for the three months ended June 30, 2023 . The effective tax rates for the three months ended June 30, 2023 and 2022 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Six Months Ended June 30, 2023 and 2022:

Other Income and Expense:
	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Interest expense	$—	$(1)	$1	(100.0)%
Interest income	332	16	316	1975.0%
Other income (loss)	(3)	(41)	38	(92.7)%
	$329	$(26)	$355	(1365.4)%
Tax benefit (expense)	$(9)	$(1)	$(8)	800.0%

Interest expense. Interest expense was approximately $(1,000) for the six months ended June 30, 2022.  There was no interest expense during the six months ended June 30, 2023.

Interest income. Interest income increased by approximately $316,000, or 1,975%, from $16,000 for the six months ended June 30, 2022 to $332,000 for the six months ended June 30, 2023. The increase results from higher interest rates in 2023 compared to 2022.

Other income (expense). Other income (expense) was a loss of $(41,000) during the six months ended June 30, 2022 compared to a loss of $3,000 during the six months ended June 30, 2023. The change is driven by lower foreign exchange losses recorded in 2023 compared to 2022.

Tax (expense). Income tax expense was $9,000 and $1,000 for the six months ended June 30, 2023 and 2022, respectively. The effective tax rates for the six months ended June 30, 2023 and 2022 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources (in thousands, except as noted)

The Company believes that its cash and cash equivalents balance of $19.0 million as of June 30, 2023, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. We will continue to closely monitor liquidity and the capital and credit markets.

The Company had net working capital of $19.5 million at June 30, 2023. The ratio of current assets to current liabilities at June 30, 2023 and December 31, 2022 was 2.64 and 2.84, respectively.

	Six Months Ended June 30,
	2023	2022
Net cash used for operating activities	$(1,933)	$(7,009)
Net cash used for investing activities	(343)	(265)
Net cash provided by financing activities	—	172
Decrease in cash and equivalents	$(2,276)	$(7,102)

Net cash used for operating activities for the six months ended June 30, 2023 was $1.9 million, compared to $7.0 million for the six months ended June 30, 2022. The improvement in net cash used for operating activities for the six months ended June 30, 2023 resulted primarily from the Company’s focus on collections of accounts receivable and ongoing cost saving initiatives.  We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable, inventory expansion due to supply chain risk, and the timing of other payments.

Net cash used for investing activities for the six months ended June 30, 2023 was $343,000, compared to $265,000 for the six months ended June 30, 2022. The net cash used for investing activities for the six months ended June 30, 2023 and 2022 is primarily for purchases of property and equipment.

Net cash provided by financing activities for six months ended June 30, 2022 was $172,000 related to the issuance of common stock pursuant to the Company’s stock option and employee stock purchase plans.

The Company is obligated to pay approximately $5.5 million for firm purchase obligations to suppliers for future product and service deliverables and $0.4 million for minimum royalty obligations.

As previously announced, the Company has engaged investment bankers to explore strategic options for its Therapy business line.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.        Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2023, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective at a reasonable level of assurance.

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

There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

PART II OTHER

INFORMATION

Item 1A.        Risk Factors:

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we strongly encourage you to review. Other than described below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

We have been informed that the FDA requires additional information to determine appropriate regulatory requirements of our ProFound AI® Risk product based on revised FDA guidance and have paused U.S. sales of the product.

We have been informed that under the FDA’s current position, as reflected in revised FDA guidance, ProFound AI® Risk meets the definition of device by section 520(o)(1)(E) of the Federal Food, Drug, and Cosmetic Act (“FD&C Act”).  The FDA has requested additional information from us to determine the applicable regulatory requirements. Under the previous FDA guidance, we believed that ProFound AI® Risk met the definition of a device and at that time, based on the FDA’s then guidance, FDA did not intend to enforce compliance with the applicable requirements of the FD&C Act, including, but not limited to, premarket clearance and premarket approval requirements.   While there have been no adverse safety issues reported in the U.S. by our customers which have deployed ProFound AI Risk, we have paused sales of ProFound AI® Risk in the U.S. and will inform customers of our need to provide the FDA with additional information under their revised guidance. However, we do not currently intend to recall any licenses previously sold and granted.

Sales of ProFound AI® Risk have not been significant to our aggregate sales and we have only made sales to a limited number of customers. Note that ProFound AI® Risk is, however, approved for use in countries outside of the U.S. including Canada and the European Union, and we have received no reports of safety issues from any users.  We are presently determining the optimal regulatory strategy designed to satisfy applicable FDA requirements.  The changes in FDA guidance applicable to ProFound AI® Risk do not affect sales of our other products which include our primary product ProFound AI® Detection as well as ProFound AI® Density.

We may not be able to complete all activities necessary to comply with FDA guidance on a timely basis or without expending significant resources. We will submit a 513(g) Request for Information regarding the requirements applicable to the product under the FD&C Act. We are unable to control the timing of FDA action and we may be required to make additional submissions within certain timeframes. We also do not know whether or not the FDA will change its current thinking regarding the regulatory requirements applicable to ProFound AI® Risk.  If the FDA determines that we have not satisfied its requirements, any failure of ours to address such requirements or provide requested documentation could disrupt our business operations related to the ProFound AI® Risk product and the timing of our commercialization efforts  and could have a material adverse effect on our financial condition and operating results.  In addition, the FDA could take action against us for the period of time from the change in FDA guidance applicable to ProFound AI® Risk to the present time, in connection with our decision not to recall the licenses previously sold and granted and could require us to recall the product in the future .  We may also be at risk from claims made by our customers who have commenced sales of ProFound AI® Risk to their customers.

Item 5.        Other Information

On August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (the “Agent”), whereby the Company, at its discretion, may issue and sell up to $25 million of shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, from time to time, by any method deemed to be an “at-the-market” offering (the “ATM Offering”), as defined in Rule 415 of the Securities Act, or any other method specified in the Sales Agreement. Shortly after the filing of this Quarterly Report on Form 10-Q, the Company will be filing a prospectus supplement relating to the ATM Offering with the Commission under the Securities Act. The Shares will be issued pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-273459), which was initially filed with the SEC on July 26, 2023, and declared effective on August 9, 2023. The Company intends to use the net proceeds from the ATM Offering, if any, to continue to fund the ongoing clinical development of its product candidates and for other general corporate and working capital purposes.

The Company is not obligated to sell any Shares pursuant to the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market (“Nasdaq”), to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company may impose.

Under the Sales Agreement, Agent may sell Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, and the rules and regulations thereunder, including, without limitation, sales made directly on or through Nasdaq, on or through any other existing trading market for the Shares or to or through a market maker. If expressly authorized by the Company, Agent may also sell Shares in negotiated transactions.

The Sales Agreement will terminate upon the earlier of (i) the issuance and sale of all of the Shares through Agent on the terms and subject to the conditions set forth in the Sales Agreement or (ii) termination of the Sales Agreement as otherwise permitted thereby. The Sales Agreement may be terminated at any time by the Company upon five days’ prior notice, or by Agent upon ten days’ prior written notice, or by Agent at any time in certain circumstances, including the occurrence of a material adverse effect on the Company.

The Company has agreed to pay Agent a commission equal to 3.0% of the gross proceeds from the sales of Shares pursuant to the Sales Agreement and has agreed to provide Agent with customary indemnification and contribution rights.

The foregoing summary of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 1.1 hereto and incorporated herein by reference. The Sales Agreement contains representations and warranties that the parties made to, and solely for the benefit of, the other in the context of all of the terms and conditions of the Sales Agreement and in the context of the specific relationship between the parties. The provisions of the Sales Agreement, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to the Sales Agreement and are not intended as a document for investors and the public to obtain factual information about the Company’s current state of affairs. Rather, investors and the public should look to other disclosures contained in the Company’s filings with the SEC.

Item 6.        Exhibits

Exhibit No.	Description

1.1*	At-The-Market Issuance Sales Agreement between iCAD, Inc. and Craig-Hallum Capital Group LLC dated August 11, 2023.

5.1*	Opinion of Dentons US LLP.

10.1	Employment agreement between iCAD, Inc. and Eric Lonnqvist dated April 13, 2023 (filed as exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 17, 2023).

23.1	Consent of Dentons US LLP (included in Exhibit 5.1).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*         Filed herewith

**       Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: August 11, 2023	By:	/s/ Dana Brown
	Name: Title:	Dana Brown Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Eric Lonnqvist
	Name: Title:	Eric Lonnqvist Chief Financial Officer (Principal Financial Officer)