Form 10-Q
period 2023-09-30
ICAD INC
filed 2023-11-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of the close of business on November 8, 2023, there were 26,352,733 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,046	$21,313
Trade accounts receivable, net of allowance for credit losses of $230 and $100 as of September 30, 2023 and December 31, 2022, respectively	4,865	5,769
Inventory, net	992	2,054
Prepaid expenses and other current assets	1,603	1,571
Current assets held for sale	5,837	7,534
Total current assets	32,343	38,241
Property and equipment, net of accumulated depreciation of $991 and $851 as of September 30, 2023 and December 31, 2022, respectively	1,285	704
Operating lease assets	514	670
Other assets	47	19
Intangible assets, net of accumulated amortization of $8,459 and $8,372 as of September 30, 2023 and December 31, 2022, respectively	177	264
Goodwill	8,362	8,362
Deferred tax assets	104	116
Noncurrent assets held for sale	2,996	3,329
Total assets	$45,828	$51,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,098	$1,446
Accrued and other expenses	2,385	2,541
Lease payable—current portion	197	217
Deferred revenue—current portion	3,343	3,653
Current liabilities held for sale	4,389	5,595
Total current liabilities	11,412	13,452
Lease payable, net of current	317	455
Deferred revenue, net of current	844	393
Deferred tax	6	6
Noncurrent liabilities held for sale	2,214	2,497
Total liabilities	14,793	16,803

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 26,440,464 and 25,446,407 as of September 30, 2023 and December 31, 2022, respectively; outstanding 26,254,633 and 25,260,576 as of September 30, 2023 and December 31, 2022, respectively.	264	254
Additional paid-in capital	305,924	302,899
Accumulated deficit	(273,738)	(266,836)
Treasury stock at cost, 185,831 shares as of both September 30, 2023 and December 31, 2022	(1,415)	(1,415)
Total stockholders’ equity	31,035	34,902
Total liabilities and stockholders’ equity	$45,828	$51,705

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Products	$2,198	$2,536	$6,961	$9,866
Service and supplies	1,875	1,823	5,617	5,301
Total revenue	4,073	4,359	12,578	15,167
Cost of revenue:
Products	263	348	1,099	1,253
Service and supplies	267	280	951	916
Amortization and depreciation	22	27	65	81
Total cost of revenue	552	655	2,115	2,250
Gross profit	3,521	3,704	10,463	12,917
Operating expenses:
Engineering and product development	1,147	1,407	3,909	4,359
Marketing and sales	1,495	2,761	5,690	8,206
General and administrative	2,042	2,649	7,650	7,804
Amortization and depreciation	56	52	186	169
Total operating expenses	4,740	6,869	17,435	20,538
Loss from operations	(1,219)	(3,165)	(6,972)	(7,621)
Other income/ (expense):
Interest expense	—	(7)	(2)	(7)
Interest income	195	71	528	89
Other income (expense), net	(9)	(2)	(8)	(45)
Other income (expense), net	186	62	518	37
Loss before provision for income taxes	(1,033)	(3,103)	(6,454)	(7,584)
Provision for income taxes	(4)	—	(13)	—
Loss from continuing operations	(1,037)	(3,103)	(6,467)	(7,584)
Loss from discontinued operations, net of tax	(337)	(795)	(435)	(2,977)
Net loss and comprehensive loss	$(1,374)	$(3,898)	$(6,902)	$(10,561)
Net loss per share:
Loss from continuing operations, basic and diluted	$(0.04)	$(0.12)	$(0.25)	$(0.30)
Loss from discontinued operations, basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.12)
Net loss per share	$(0.05)	$(0.15)	$(0.27)	$(0.42)
Weighted average number of shares used in computing loss per share:
Basic and diluted	25,597	25,204	25,374	25,183

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	For the three months ended September 30, 2023
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at June 30, 2023	25,446,407	$254	$303,699	$(272,364)	$(1,415)	$30,174
Issuance of common stock pursuant to stock option plans	35,809	$—	$80			80
Issuance of common stock, net of issuance costs of $336	958,248	$10	$1,831			1,841
Stock-based compensation	—	—	314	—	—	314
Net loss	—	—	—	(1,374)	—	(1,374)
Balance at September 30, 2023	26,440,464	$264	$305,924	$(273,738)	$(1,415)	$31,035

	For the nine months ended September 30, 2023
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2022	25,446,407	$254	$302,899	$(266,836)	$(1,415)	$34,902
Issuance of common stock pursuant to stock option plans	35,809	$—	$80			80
Issuance of common stock, net of issuance costs of $336	958,248	$10	$1,831			1,841
Stock-based compensation	—	—	1,114	—	—	1,114
Net loss	—	—	—	(6,902)	—	(6,902)
Balance at September 30, 2023	26,440,464	$264	$305,924	$(273,738)	$(1,415)	$31,035

	For the three months ended September 30, 2022
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at June 30, 2022	25,373,858	$254	$301,994	$(259,843)	$(1,415)	$40,990
Issuance of common stock pursuant to stock option plans	45,000	—	127	—	—	127
Issuance of common stock pursuant Employee Stock Purchase Plans	10,077	—	34	—	—	34
Stock-based compensation	—	—	405	—	—	405
Net loss	—	—	—	(3,898)	—	(3,898)
Balance at September 30, 2022	25,428,935	$254	$302,560	$(263,741)	$(1,415)	$37,658

	For the nine months ended September 30, 2022
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2021	25,326,086	$253	$300,859	$(253,180)	$(1,415)	$46,517
Issuance of common stock related to vesting of restricted stock	875	—	—	—	—	—
Issuance of common stock pursuant to stock option plans	73,833	1	205	—	—	206
Issuance of common stock pursuant Employee Stock Purchase Plans	28,141	—	127	—	—	127
Stock-based compensation	—	—	1,369	—	—	1,369
Net loss	—	—	—	(10,561)	—	(10,561)
Balance at September 30, 2022	25,428,935	$254	$302,560	$(263,741)	$(1,415)	$37,658

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months ended
	September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(6,902)	$(10,561)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	142	158
Depreciation	202	246
Non-cash lease expense	409	549
Bad debt provision	189	510
Stock-based compensation	1,114	1,369
Deferred tax	12	—
Changes in operating assets and liabilities:
Accounts receivable	1,903	(91)
Inventory	1,472	(1,459)
Prepaid and other assets	38	7
Accounts payable	(509)	(351)
Accrued and other expenses	(1,022)	(98)
Lease liabilities	(420)	(602)
Deferred revenue	(141)	663
Total adjustments	3,389	901
Net cash used for operating activities	(3,513)	(9,660)
Cash flow from investing activities:
Additions to patents, technology and other	—	(10)
Additions to property and equipment	(487)	(355)
Capitalization of internal-use software development costs	(188)	—
Net cash used for investing activities	(675)	(365)
Cash flow from financing activities:
Proceeds from option exercises pursuant to stock option plans	80	206
Proceeds from issuances of common stock, net of issuance costs	1,841	—
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plans	—	127
Net cash provided by financing activities	1,921	333
Decrease in cash and cash equivalents	(2,267)	(9,692)
Cash and cash equivalents, beginning of period	21,313	34,282
Cash and cash equivalents, end of period	$19,046	$24,590
Supplemental disclosure of cash flow information:
Interest paid	$—	$7
Amendment to right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,434

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

(In thousands, except for share and per share data or as noted)

Notes to Condensed Consolidated Financial Statements:

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (together “iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities. In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2023, the results of operations of the Company for the three and nine months ended September 30, 2023 and 2022, cash flows of the Company for the nine months ended September 30, 2023 and 2022, and stockholders’ equity of the Company for the three and nine months ended September 30, 2023 and 2022.

As discussed in Note 2, the Company completed the sale of its Xoft business line on October 23, 2023. The applicable assets and liabilities of the Xoft business have been classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, and the results of its operations for all periods presented are reflected as discontinued operations in the Condensed Consolidated Statements of Operations. Unless otherwise indicated, all disclosures and amounts in the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for fiscal year ending December 31, 2023, or any interim or any future period.

Principles of Consolidation and Business Segments

The condensed consolidated financial statements include the accounts of iCAD, Inc. and its wholly owned subsidiaries: Xoft, Inc., Xoft Solutions, LLC, iCAD France, LLC and iCAD Italy, LLC. All material inter-company transactions and balances have been eliminated in consolidation.

The Company previously reported the results of two segments: Cancer Detection (“Detection”) and Cancer Therapy (“Therapy”). The Detection segment consists of advanced image analysis and workflow products for the detection of cancer. The Therapy segment consists of radiation therapy (“Xoft”, “Axxent”) products for the treatment of certain cancers.  As discussed in Note 2, the Company completed the sale of its Xoft business line on October 23, 2023. The applicable assets and liabilities of the Xoft business have been classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, and the results of its operations for all periods presented are reflected as discontinued operations in the Condensed Consolidated Statements of Operations. Unless otherwise indicated, all disclosures and amounts in the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations, or its Detection segment.

Assets and Liabilities Held for Sale

The Company classifies its assets and liabilities as held for sale when management commits to a plan to sell the assets, the assets are ready for immediate sale in their present condition, an active program to locate buyers has been initiated, the sale of the assets is probable and expected to be completed within one year, the assets are marketed at reasonable prices in relation to their fair value and it is unlikely that significant changes will be made to the plan to sell the assets. The Company measures the value of its assets and liabilities held for sale at the lower of the carrying amount or fair value, less cost to sell.

Assets and liabilities held for sale in the Condensed Consolidated Balance Sheets pertain to applicable assets and liabilities of the Xoft business. See Note 2 for additional information.

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

In late  February 2022, Russian military forces launched significant military action against Ukraine. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated. Sustained conflict and disruption in the regions has continued and is likely to continue. Economic, civil, military and political uncertainty  may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue  may experience military action and/or civil and political unrest;  may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the three and nine months ended September 30, 2023, approximately 16% and 14%, respectively, of the Company's revenue was derived from customers located outside the United States.

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

Note 2 – Discontinued Operations

On October 22, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among (i) the Company, Xoft Solutions, LLC, a Delaware limited liability company, and Xoft, Inc., a Delaware corporation, each a wholly owned subsidiary of the Company (collectively with the Company, the “Sellers” and each, a “Seller”), and (ii) Elekta Inc., a Georgia corporation, and Nucletron Operations B.V., a company organized under the laws of the Netherlands (together, “Buyers” and each a “Buyer”), pursuant to which the Company agreed to transfer to the Buyers substantially all of the assets and liabilities primarily related to the Company’s Xoft business lines (the “Business”), including with respect to employees, contracts, intellectual property and inventory, for a cash payment of approximately $5.76 million dollars from the Buyers to the Company payable no later than November 6, 2023, and the assumption by Buyers of all liabilities relating to the Business (the “Transaction”). This payment is guaranteed by Elekta AB, a company organized under the laws of Sweden, the ultimate parent company of the Buyers.

The closing of the Transaction occurred simultaneously with the execution of the Purchase Agreement.

In connection with the Transaction, the parties entered into a transition services agreement pursuant to which the Company will provide certain migration and transition services to facilitate an orderly transition of the operation of the Business to the Buyers during the 5-month period following consummation of the Transaction, extendable at the option of the parties.

The Purchase Agreement contains certain representations, warranties, covenants and indemnification provisions, including for breaches of covenants and for losses resulting from the Company’s liabilities specifically excluded from the Transaction.

The Business, which had previously been presented as a separate reporting segment, meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$1,414	$1,998	$4,551	$6,287
Total cost of sales	(916)	(1,328)	(2,516)	(4,029)
Gross profit	$498	$670	$2,036	$2,258
Total operating expenses	(835)	(1,465)	(2,471)	(5,235)
Provision for income taxes	—	—	—	—
Loss from discontinued operations, net of tax	$(337)	$(795)	$(435)	$(2,977)

Total operating expenses presented in the table above exclude amounts that had previously been allocated to the Business for certain shared marketing expenses.  The previously allocated amounts were less than $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively.  The previously allocated amounts were $0.3 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.  The previously allocated expenses are included in the Marketing and sales line for all periods presented in the Condensed Consolidated Statements of Operations.

The following table summarizes the assets and liabilities held for sale in the Company's Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Assets
Accounts receivable, net of allowance for credit losses	$1,941	$3,129
Inventories, net	2,925	3,335
Prepaid expenses and other current assets	971	1,070
Total current assets held for sale	$5,837	$7,534
Net property and equipment	$345	$370
Operating lease assets	2,438	2,691
Other assets	213	268
Total noncurrent assets held for sale	$2,996	$3,329
Liabilities
Accounts payable	$358	$527
Accrued and other expenses	1,358	2,140
Lease payable - current portion	452	365
Deferred revenue - current portion	2,221	2,563
Total current liabilities held for sale	$4,389	$5,595
Lease payable, net of current	2,004	2,348
Deferred revenue, net of current	210	149
Noncurrent liabilities held for sale	$2,214	$2,497

The Business is included in the Company's Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023.  Estimated cash provided by the Business during the nine months ended September 30, 2023 was approximately $0.1 million given the previously announced furlough and limited investment during that time.  Estimated cash used by the Business during the nine months ended September 30, 2022 was approximately $3 million, primarily from operating activities.

Note 3 – Fair Value Measurements

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of September 30, 2023

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,342	$—	$—	$15,342
Total Assets	$15,342	$—	$—	$15,342

Fair Value Measurements as of December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,067	$—	$—	$15,067
Total Assets	$15,067	$—	$—	$15,067

There were no Level 2 or 3 instruments measured at fair value as of  September 30, 2023 or December 31, 2022.

Note 4 - Revenue

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

Three months ended September 30, 2023
Major Goods/Service Lines
Products	$2,198
Service contracts	1,875
$4,073
Timing of Revenue Recognition
Goods transferred at a point in time	$1,834
Services transferred over time	2,239
$4,073
Sales Channels
Direct sales force	2,825
OEM partners	1,248
$4,073

Nine months ended September 30, 2023
Major Goods/Service Lines
Products	$6,961
Service contracts	5,617
$12,578
Timing of Revenue Recognition
Goods transferred at a point in time	$5,779
Services transferred over time	6,799
$12,578
Sales Channels
Direct sales force	$8,287
OEM partners	4,291
$12,578

Three months ended September 30, 2022
Major Goods/Service Lines
Products	$2,536
Service contracts	1,823
$4,359
Timing of Revenue Recognition
Goods transferred at a point in time	$2,510
Services transferred over time	1,849
$4,359
Sales Channels
Direct sales force	$2,947
OEM partners	1,412
$4,359

Nine months ended September 30, 2022
Major Goods/Service Lines
Products	$9,866
Service contracts	5,301
$15,167
Timing of Revenue Recognition
Goods transferred at a point in time	$9,844
Services transferred over time	5,323
$15,167
Sales Channels
Direct sales force	$9,347
OEM partners	5,820
$15,167

Products. Product revenue consists of sales of cancer detection systems and perpetual licenses. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

Service. The Company sells service contracts in which the Company provides professional services including product installations, maintenance, training and service repairs. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.

As discussed in Note 2, the Company completed the sale of its Xoft (Therapy) business line on October 23, 2023.

Contract Balances

Contract liabilities are a component of deferred revenue, current contract assets are a component of prepaid and other assets and non-current contract assets are a component of other assets. The following table provides information about receivables, current and non-current contract assets, and contract liabilities from contracts with customers.

Contract balances

	Balance at	Balance at	Balance at
	September 30, 2023	December 31, 2022	December 31, 2021
Receivables, which are included in ‘Trade accounts receivable’	$4,865	$5,769	$4,263
Current contract assets, which are included in “Prepaid and other assets”	$1,194	$748	$1,895
Non-current contract assets, which are included in “other assets”	$43	$15	$844
Contract liabilities, which are included in “Deferred revenue”	$4,187	$4,046	$3,621

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

Changes in deferred revenue from contracts with customers were as follows:

Nine Months
Ended September 30,
2023
Balance at beginning of period	$4,046
Deferral of revenue	5,810
Recognition of deferred revenue	(5,669)
Balance at end of period	$4,187

As of September 30, 2023, the aggregate amount of unsatisfied, or partially satisfied, performance obligations from contracts with customers was $4.2 million. The Company expects to recognize approximately $3.3 million of its remaining performance obligations as revenue over the next 12 months. The remainder of the balance is expected to be recognized over the next two to three years.

Note 5– Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of loss per share is as follows (in 000s, except for Net loss per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Loss from continuing operations	$(1,037)	$(3,103)	$(6,467)	$(7,584)
Loss from discontinued operations	(337)	(795)	(435)	(2,977)
Net loss	$(1,374)	$(3,898)	$(6,902)	$(10,561)
Shares used in the calculation of basic and diluted net loss per share	25,597	25,204	25,374	25,183
Loss per share from continuing operations - basic and diluted	$(0.04)	$(0.12)	$(0.25)	$(0.30)
Loss per share from discontinued operations - basic and diluted	(0.01)	(0.03)	(0.02)	(0.12)
Net loss per share - basic and diluted	$(0.05)	$(0.15)	$(0.27)	$(0.42)

The shares of the Company’s common stock issuable upon the exercise of stock options and vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	September 30,
	2023	2022
Stock options	3,209,591	2,624,154
Total	3,209,591	2,624,154

Note 6 – Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in, first-out (FIFO) method. On a quarterly basis, management reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and estimated sales forecast, which is based on sales history and anticipated future demand. Inventory consisted of the following and includes an inventory reserve of $45,000 at both September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Raw materials	$971	$1,910
Work in process	16	134
Finished goods	50	55
Inventory gross	1,037	2,099
Inventory reserve	(45)	(45)
Inventory net	$992	$2,054

Note 7 – Goodwill

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

The Company considered indicators of impairment, and there were no triggering events identified, no indication of impairment of the Company’s goodwill and no impairment charges recorded during the three months ended September 30, 2023 or 2022.

Note 8 – Long-lived Assets

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

The Company determined there were no such triggering events in the period ended September 30, 2023.

Note 9 – Lease Commitments

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

ASC 842 includes a number of reassessment and remeasurement requirements for lessees based on certain triggering events or conditions. There were no impairment indicators identified during the three and nine months ended September 30, 2023 that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for lease components and non-lease components for real estate and equipment leases.

Components of Leases:

The Company has leases for office space and office equipment. The leases expire at various dates through 2028.

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	September 30, 2023	September 30, 2023
Operating lease cost - Right of Use Asset	Operating expenses	$63	$186

Other information related to leases was as follows:

	Three Months	Nine Months
	Ended September 30, 2023	Ended September 30, 2023
Cash paid from operating cash flows for operating leases	$65	$193

As of September 30,
2023
Weighted-average remaining lease term of operating leases (years)	2.0%
Weighted-average discount rate for operating leases	6.8%

Maturity of the Company’s lease liabilities as of September 30, 2023 was as follows:

2023	$64
2024	219
2025	204
2026	85
Total lease payments	572
Less: effects of discounting	(58)
Total lease liabilities	514
Less: current portion of lease liabilities	197
Long-term lease liabilities	$317

Note 10– Stockholders Equity

Stock-Based Compensation

The Company granted options to purchase 562,774 and 1,103,916 shares of the Company’s stock during the three and nine months ended September 30, 2023 , respectively. The full amount of options were granted in the first nine months of 2023.

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenue	$1	$1	$3	$2
Engineering and product development	56	37	188	182
Marketing and sales	75	133	268	441
General and administrative	171	234	655	744
	$303	$405	$1,114	$1,369

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

As of September 30, 2023, there was approximately $1.2 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 1.70 years.

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average risk-free interest rate	4.94%	n/a*	4.30%	1.90%
Expected dividend yield	None	None	None	None
Expected life (in years)	2.5	n/a*	2.9	3.5
Expected volatility	84.3% - 134.4%	n/a*	72.7% to 134.4%	66.3% to 70.5%
Weighted average exercise price	$2.70	n/a*	$1.82	$5.22
Weighted average fair value	$1.34	n/a*	$0.97	$2.46

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

The Company did not grant any shares of restricted stock during the three-months ended September 30, 2023 or 2022.  The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date. The grant date fair value for restricted stock awards is based on the quoted market value of Company stock on the grant date.

A summary of stock option activity for all stock option plans for the period ended September 30, 2023 is as follows:

	Number of	Weighted Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2022	2,610,992	$7.54	$—
Granted	1,179,868	$1.82
Exercised	(35,809)	$2.24	$2
Cancelled	(544,127)	$4.98
Outstanding as of September 30, 2023	3,210,924	$5.61	$969
Options Exercisable as of December 31, 2022	1,619,855	$6.47	$—
Options Exercisable as of September 30, 2023	2,042,460	$7.13	$47

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

The Company issued 8,683 and 18,064 shares under the ESPP in the three and nine months ended September 30, 2022, respectively. The Company recorded approximately $12,000 and $22,000 of stock-based compensation expense pursuant to ESPP for the three and nine months ended September 30, 2022, respectively.

Note 11– Income Taxes

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which the Company operates and the development of tax planning strategies during the year. As such, there can be significant volatility in interim tax provisions.

Income tax expense was approximately $4,000 and approximately $13,000 for the three and nine months ended September 30, 2023, respectively. The effective tax rates for the three and nine months ended September 30, 2023 and 2022 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

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

Note 13 – Restructuring

On March 20, 2023, the Company committed to a restructuring plan intended to support its long-term strategic goals and reduce operating expenses by further aligning its cost structure to focus on areas the Company believes are more likely to generate the best long-term results, in light of current industry and macroeconomic environments (the “RIF”). The Company reduced its workforce by approximately 28%, decreasing its headcount by approximately 23 employees, predominantly from the Company’s detection business unit. Xoft, Inc., a wholly-owned subsidiary of the Company, furloughed 12 of its employees, or approximately 50% of its workforce. As discussed in Note 2, the Company completed the sale of its Xoft business line on October 23, 2023.

The Company has incurred charges of $0.2 million related to the RIF, all of which were recognized during the nine months ended September 30, 2023.  All of the incurred charges are one-time, cash expenses and were recorded primarily in Cost of revenue and Marketing and sales in the Company's Condensed Consolidated Statements of Operations.  While the Company does not expect to record additional charges related to the RIF, the amounts are subject to change until finalized and the Company may incur additional costs during the remainder of 2023.

The Company's accrual for restructuring charges for the nine months ended September 30, 2023 was follows (in thousands):

Balance as of January 1, 2023	$—
Charges	178
Cash payments	(160)
Balance as of September 30, 2023	$18

Note 14 – Issuances of Common Stock

As previously disclosed, on August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC whereby the Company, at its discretion, may issue and sell up to $25 million of shares of the Company's common stock, from time to time, by any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Securities Act, or any method specified in the Sales Agreement.  During the three months ended September 30, 2023, the Company sold 958,248 shares of its common stock at a weighted average price of $2.26 per share resulting in cash proceeds of $1.8 million, net of issuance costs, pursuant to the Sales Agreement.  In addition, subsequent to September 30, 2023, the Company has sold 37,266 shares of its common stock at a weighted average price of $1.46 per share resulting in cash proceeds of approximately $53,000, net of issuance costs, pursuant to the Sales Agreement.

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

Special Note Regarding Forward Looking Statements

Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain statements that may be deemed “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements involve or may involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to the following: the continuing impact of the COVID-19 pandemic, the outcomes of our commercial and strategic arrangements (including our respective arrangements with Google Health and Radiology Partners), the continuing impact of military and political conflict in Eastern Europe and the Middle East, the ability to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to potential future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company, and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we undertake no obligation to update any such forward-looking statements to reflect events or circumstances after the date of such statements.

Unless the context otherwise requires, the terms “iCAD”, the “Company”, “we”, “our”, “registrant”, and “us” mean iCAD, Inc. and its consolidated subsidiaries.

Results of Operations

Overview

iCAD, Inc. is a global medical technology company providing innovative cancer detection. Prior to the third quarter of 2023, the Company had two reporting segments: Detection and Therapy.  The Company completed the sale of its Xoft (Therapy) business line on October 23, 2023. The applicable assets and liabilities of the Xoft business have been classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, and the results of its operations for all periods presented are reflected as discontinued operations in the Condensed Consolidated Statements of Income. Unless otherwise indicated, all disclosures and amounts in the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.  Accordingly, the Company now has only one reporting segment, Detection.

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

The Company’s headquarters is located in Nashua, New Hampshire, with a manufacturing facility in New Hampshire and an office in Lyon, France.

COVID-19 Impact

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. As a provider of devices and services to the health care industry, we believe our operations have been materially affected in all periods presented. While the worst of the disruptions seem to have subsided as of September 30, 2023, and the pandemic emergency has been deemed to be over, we continue dealing with the impact of slowness in the overall economic recovery. Our expected results for the year ended December 31, 2023, including any interim or future periods, could reflect a continuing negative impact from continuing negative economic conditions.

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $19.0 million at September 30, 2023 and anticipated revenue and cash collections as well as cost savings actions taken.

Global Conflicts Impact

In late February 2022, Russian military forces launched significant military action against Ukraine. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated. Sustained conflict and disruption in the regions has continued and is likely to continue. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which we derive revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to us has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the three and nine months ended September 30, 2023, approximately 16% and 15%, respectively, of the Company's revenue was derived from customers located outside the United States.  No individual country outside of the United States accounted for more than 10% of revenue during those periods.

Xoft Sale

The Company completed the sale of its Xoft business line on October 23, 2023. The applicable assets and liabilities of the Xoft business have been classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, and the results of its operations for all periods presented are reflected as discontinued operations in the Condensed Consolidated Statements of Income. Unless otherwise indicated, all disclosures and amounts relate to the Company’s continuing operations.  In addition, the Company now has one reporting segment, Detection.

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

Other than as described herein, there have been no additional material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. For a comprehensive list of our critical accounting estimates, reference should be made to the 2022 10-K.

Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022 (in thousands, except share data or as noted)

Revenue

Three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Product revenue	$2,198	$2,536	$(338)	(13.3)%
Service and supplies revenue	1,875	1,823	52	2.9%
Total revenue	4,073	4,359	(286)	(6.6)%

Total revenue decreased by approximately $0.3 million or (6.6%), from $4.4 million for the three months ended September 30, 2022 to $4.1 million for the three months ended September 30, 2023. The decrease is due primarily to reduced demand, a reduction in sales force in 2022, our shift to a subscription model and continued weakness in recovery to pre-pandemic levels prior to Covid-19.  During the third quarter of 2023, we have seen an increased customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. We believe this trend could accelerate, and we have begun to shift our marketing efforts to a subscription model. An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to being recognized upon delivery for perpetual licenses.

Detection product revenue decreased by approximately $0.3 million, or (13.3%), from $2.5 million for the three months ended September 30, 2022 to $2.2 million for the three months ended September 30, 2023. The overall decrease is due primarily to the impact of our transition to a subscription model and ongoing challenges faced in the economy and market competition.

Detection service and supplies revenue, which is primarily sold to direct customers, was flat at approximately $1.8 million for the three months ended September 30, 2022  compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Product revenue	$6,961	$9,866	$(2,905)	(29.4)%
Service and supplies revenue	5,617	5,301	316	6.0%
Total revenue	12,578	15,167	(2,589)	(17.1)%

Total revenue decreased by approximately $2.6 million or (17.1%), from $15.1 million for the nine months ended September 30, 2022 to $12.6 million for the nine months ended September 30, 2023. The decrease is due primarily to reduced demand, a reduction in sales force in 2022, our shift to a subscription model and continued weakness in recovery to pre-pandemic levels prior to Covid-19 as well as market competition.  During the first nine months of 2023, we have seen an increased customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. We believe this trend could accelerate, and we have begun to shift our marketing efforts to a subscription model. An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to being recognized upon delivery for perpetual licenses.

Detection product revenue decreased by approximately $2.9 million, or (29.4%), from $9.9 million for the nine months ended September 30, 2022 to $7.0 million for the nine months ended September 30, 2023. The overall decrease is due primarily to the impact of our transition to a subscription model and ongoing challenges faced in the economy as well as market competition.

Detection service and supplies revenue, which is primarily sold to direct customers, increased by approximately $0.3 million, or 6.0%, from $5.3 million for the nine months ended September 30, 2022 to $5.6 million in the nine months ended September 30, 2023.  The increase is due primarily to the timing of delivery on service and supply agreements.

Cost of Revenue and Gross Profit:

Three months ended September 30, 2023 and 2022:

Cost of Revenue and Gross Profit:	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Products	$263	$348	$(85)	(24.4)%
Service and supplies	267	280	(13)	(4.6)%
Amortization and depreciation	22	27	(5)	(18.5)%
Total cost of revenue	$552	$655	$(103)	(15.7)%

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Gross profit	$3,521	$3,704	$(183)	(4.9)%

Gross profit for the three months ended September 30, 2023 was approximately $3.5 million, or 86.4% of revenue, as compared to $3.7 million, or 85.0% of revenue, for the three months ended September 30, 2022.

Cost of products decreased by approximately $85,000, or (24.4)%, from $348,000 for the three months ended September 30, 2022 to $263,000 for the three months ended September 30, 2023. The decrease is due primarily to lower product sales.  Cost of product revenue as a percentage of product revenue was approximately 13.7% for the three months ended September 30, 2022 as compared to 12.0% for the three months ended September 30, 2023.

Cost of service and supplies was approximately flat for the three months ended September 30, 2022 and September 30, 2023. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 15.4% for the three months ended September 30, 2022 as compared to 14.2% for the three months ended September 30, 2023. The cost of service and supplies as a percentage of revenue decreased primarily as a result of the relative mix of service and supplies in the comparable periods.

Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was approximately flat for the three months ended September 30, 2023 and 2022.

Nine Months Ended September 30, 2023 and 2022:

Cost of Revenue and Gross Profit:	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Products	$1,099	$1,253	$(154)	(12.3)%
Service and supplies	951	916	35	3.8%
Amortization and depreciation	65	81	(16)	(19.8)%
Total cost of revenue	$2,115	$2,250	$(135)	(6.0)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Gross profit	$10,463	$12,917	$(2,454)	(19.0)%

Gross profit for the nine months ended September 30, 2023 was approximately $10.5 million, or 83.2% of revenue, as compared to $12.9 million, or 85.2% of revenue, for the nine months ended September 30, 2022.

Cost of products decreased by approximately $0.2 million, or (12.3)%, from $1.3 million for the nine months ended September 30, 2022 to $1.1 million for the nine months ended September 30, 2023. The decrease is due primarily to lower product sales. Cost of product revenue as a percentage of product revenue was approximately 12.7% for the nine months ended September 30, 2022 as compared to 15.8% for the nine months ended September 30, 2023. The product mix in the nine-month period ended September 30, 2023 compared to the same period in 2022 included more products with a higher relative cost of sales.

Cost of service and supplies decreased by approximately flat for the nine months ended September 30, 2022  compared to the nine months ended September 30, 2023. Cost of service and supplies revenue as a percentage of service and supplies revenue was approximately 17.3% for the nine months ended September 30, 2022 as compared to 16.9% for the nine months ended September 30, 2023. The cost of service and supplies as a percentage of revenue decreased primarily as a result of the relative mix of service and supplies in the comparable periods.

Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, was less approximately flat for the nine months ended September 30, 2023 and 2022.

Operating Expenses:

Three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Operating expenses:
Engineering and product development	$1,147	$1,407	$(260)	(18.5)%
Marketing and sales	1,495	2,761	(1,266)	(45.9)%
General and administrative	2,042	2,649	(607)	(22.9)%
Amortization and depreciation	56	52	4	7.7%
Total operating expenses	$4,740	$6,869	$(2,129)	(31.0)%

Operating expenses decreased by approximately $2.1 million, or (31.0)%, from $6.9 million in the three months ended September 30, 2022 to $4.7 million in the three months ended September 30, 2023.

Engineering and Product Development. Engineering and product development costs decreased by approximately $0.3 million, or (18.5)%, from $1.4 million in the three months ended September 30, 2022 to $1.1 million in the three months ended September 30, 2023.  The decrease is due primarily to cost savings actions taken by management.

Marketing and Sales. Marketing and sales expenses decreased by approximately $1.3 million, or (45.9)%, from $2.8 million in the three months ended September 30, 2022 to $1.5 million in the three months ended September 30, 2023. The decrease was primarily related to lower headcount and commission expense during the comparable periods.

General and Administrative. General and administrative expenses decreased by approximately $0.6 million, or (22.9%), from $2.6 million in the three months ended September 30, 2022 to $2.0 million in the three months ended September 30,2023

Amortization and Depreciation. Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, were flat for the three months ended September 30, 2023 and 2022.

Nine Months Ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Operating expenses:
Engineering and product development	$3,909	$4,359	$(450)	(10.3)%
Marketing and sales	5,690	8,206	(2,516)	(30.7)%
General and administrative	7,650	7,804	(154)	(2.0)%
Amortization and depreciation	186	169	17	10.1%
Total operating expenses	$17,435	$20,538	$(3,103)	(15.1)%

Operating expenses decreased by approximately $3.1 million, or (15.1)%, from $20.1 million in the nine months ended September 30, 2022 to $17.4 million in the nine months ended September 30, 2023.

Engineering and Product Development.  Engineering and product development costs decreased by approximately $0.5 million, or (10.3)%, from $4.4 million in the three months ended September 30, 2022 to $3.9 million in the nine months ended September 30, 2023.  The decrease is due primarily to cost savings actions taken by management.

Marketing and Sales. Marketing and sales expenses decreased by approximately $2.5 million, or (30.7)%, from $8.2 million in the nine months ended September 30, 2022 to $5.7 million in the nine months ended September 30, 2023. The decrease was primarily related to lower headcount and commission expense during the comparable periods.

General and Administrative. General and administrative expenses decreased by approximately $0.2 million, or (2.0%) from $7.8 million in the nine months ended September 30, 2022 to $7.6 million in the nine months ended September 30, 2023.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to acquired intangible assets and depreciation of machinery and equipment, were approximately flat for the nine months ended September 30, 2023 and 2022.

Other Income and Expense:

Three months ended September 30, 2023 and 2022:

Other Income and Expense:
	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest income	$195	$71	$124	174.6%
Other income (expense)	(9)	(2)	(7)	350.0%
	$186	$69	$117	169.6%
Tax (expense) benefit	$(4)	$—	$(4)	(100.0)%

Loss from discontinued operations	$(337)	$(795)	$458	(57.6)%

Interest income. Interest income increased by approximately $124,000, or 174.6%, from $71,000 for the three months ended September 30, 2022 to $195,000 for the three months ended September 30, 2023. The increase results from higher interest rates in 2023 compared to 2022.

Other income (expense). Other income (expense) was a loss of $(2,000) during the three months ended September 30, 2022 compared to a loss of $9,000 during the three months ended September 30, 2023. The change is driven by lower foreign exchange losses recorded in 2023 compared to 2022.

Tax (expense). Income tax expense was approximately $4,000 and $0 for the three months ended September 30, 2023  and September 30, 2022, respectively. The effective tax rates for the three months ended September 30, 2023 and 2022 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Discontinued operations, net of tax. This line represents the net loss of the Company's former Xoft business line which was sold in October, 2023.

Nine Months Ended September 30, 2023 and 2022:

Other Income and Expense:
	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest expense	$(2)	$(7)	$5	(71.4)%
Interest income	528	89	439	493.3%
Other income (loss)	(8)	(45)	37	(82.2)%
	$518	$37	$481	1300.0%
Tax benefit (expense)	$(13)	$—	$(13)	100.0%

Loss from discontinued operations	$(435)	$(2,977)	$2,542	(85.4)%

Interest expense. Interest expense was approximately flat for the nine months ended September 30, 2022. compared to the nine months ended September 30, 2023.

Interest income. Interest income increased by approximately $439,000, or 439.3%, from $89,000 for the nine months ended September 30, 2022 to $528,000 for the nine months ended September 30, 2023. The increase results from higher interest rates in 2023 compared to 2022.

Other income (expense). Other income (expense) was a loss of $(45,000) during the nine months ended September 30, 2022 compared to a loss of $8,000 during the nine months ended September 30, 2023. The change is driven by lower foreign exchange losses recorded in 2023 compared to 2022.

Tax (expense). Income tax expense was $13,000 and 0 for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates for the nine months ended September 30, 2023 and 2022 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Discontinued operations, net of tax. This line represents the net loss of the Company's former Xoft business line which was sold in October, 2023.

Liquidity and Capital Resources (in thousands, except as noted)

The Company believes that its cash and cash equivalents balance of $19.0 million as of September 30, 2023, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. We will continue to closely monitor liquidity and the capital and credit markets.

The Company had net working capital of $20.9 million at September 30, 2023. The ratio of current assets to current liabilities at September 30, 2023 and December 31, 2022 was 2.83 and 2.84, respectively.

	Nine Months Ended September 30,
	2023	2022
Net cash used for operating activities	$(3,513)	$(9,660)
Net cash used for investing activities	(675)	(365)
Net cash provided by financing activities	1,921	333
Decrease in cash and equivalents	$(2,267)	$(9,692)

Net cash used for operating activities for the nine months ended September 30, 2023 was $3.5 million, compared to $9.7 million for the nine months ended September 30, 2022. The improvement in net cash used for operating activities for the nine months ended September 30, 2023 resulted primarily from the Company’s focus on collections of accounts receivable and ongoing cost saving initiatives.  We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable, inventory expansion due to supply chain risk, and the timing of other payments.  Included in these figures are the cash flows from our discontinued Xoft business.  For the nine months ended September 30, 2023, the impact on cash flows from operating activities related to the Xoft business was limited given the previously announced furlough and focus on strategic alternatives.  For the nine months ended September 30, 2022, the impact on cash flows from operating activities related to the Xoft business was a use of cash of approximately $4 million.

Net cash used for investing activities for the nine months ended September 30, 2023 was $675,000, compared to $365,000 for the nine months ended September 30, 2022. The net cash used for investing activities for the nine months ended September 30, 2023 and 2022 is primarily for purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $1.9 million related to sales of our common stock as well as stock option exercises by employees.  Net cash provided by financing activities for nine months ended September 30, 2022 was $172,000 related to the issuance of common stock pursuant to the Company’s stock option and employee stock purchase plans.

The Company is obligated to pay approximately $1.1 million for firm purchase obligations to suppliers for future product and service deliverables and $0.4 million for minimum royalty obligations.

On November 6, 2023, the Company received cash of approximately $5.0 million related to the sale of its former Xoft business line.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.        Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2023, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective at a reasonable level of assurance.

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

There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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

Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue may experience military action and/or civil and political unrest. For the fiscal year ended 2022, approximately 11% of the Company’s revenue was derived from customers located in Europe and the Middle East.  In late February 2022, Russian military forces launched significant military action against Ukraine. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated. Sustained conflict and disruption in these regions is likely. The aggregate impact to Eastern Europe and Europe as a whole, throughout the Middle East, as well as actions taken by other countries, including new and stricter sanctions by the United States, Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, is not knowable at this time, and could have a material adverse effect on the Company, its business and operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt the Company’s sales to customers in the region. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on the Company’s sales and profitability

Item 6.        Exhibits

Exhibit No.	Description

1.1	At-The-Market Issuance Sales Agreement between iCAD, Inc. and Craig-Hallum Capital Group LLC dated August 11, 2023. (filed as exhibit 1.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*         Filed herewith

**       Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 13, 2023	By:	/s/ Dana Brown
	Name: Title:	Dana Brown Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Eric Lonnqvist
	Name: Title:	Eric Lonnqvist Chief Financial Officer (Principal Financial Officer)