Form 10-K
period 2023-12-31
ICAD INC
filed 2024-03-29
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on June 30, 2023 was $38,675,432. Shares of voting stock held by each officer and director and by each person who, as of June 30, 2023, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 22, 2024, the registrant had 26,540,030 shares of its common stock outstanding.

Documents Incorporated by Reference: Certain portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward Looking Statements

Certain information included in this Annual Report on Form 10-K and the documents incorporated by reference herein, that are not historical facts, contain “forward looking statements” within the meaning of the federal securities laws made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the ability to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to our existing and future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company, cyber-attacks, acts of terrorism, acts of war, severe weather, a solar event, an electromagnetic event, a natural disaster, the age and condition of information technology assets, human error, or other factors could disrupt the Company’s operations and cause the Company to incur unanticipated losses and expense, and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “would”, “could”, “may”, “consider”, “confident” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Unless the context otherwise requires, the terms “iCAD”, the “Company”, “we”, “our”, “registrant”, and “us” mean iCAD, Inc. and its consolidated subsidiaries.

PART I

Item 1.	Business.

General

Introduction

iCAD, Inc. is a global leader in AI-powered cancer detection whose laser focus is to create a world where cancer can’t hide. Cancer can grow and spread the longer it survives hidden and undetected. Remaining undetected, cancer poses one of the greatest threats to life. With iCAD’s clinically validated, regulatory cleared industry-leading ProFound Breast Health Suite, cancer has no easy way to hide. The Company’s ProFound Breast Health Suite enables medical providers and professionals to accurately and reliably identify where cancer may be hiding and because iCAD is able to find it earlier, it is more easily eliminated. The ProFound Breast Health Suite offers solutions for breast cancer detection, density assessment, one- or two-year breast cancer risk evaluation, and cardiovascular risk related to elevated levels of breast arterial calcifications.

Powered by the latest innovations in artificial intelligence ("AI"), and built on one the largest, most diverse US-based and global data sets, the ProFound Suite uniquely offers 360-degree solutions for cancer detection, density assessment, and personalized risk evaluation, all based on a 2D or 3D mammogram’s collection of images. The ProFound Detection solution scores cases and suspicious lesions, helping radiologists identify and focus on areas of most concern and highest suspicion of cancer. The ProFound Density Assessment standardizes and simplifies breast density reporting, algorithmically examining a woman’s breast anatomy from the mammogram image. The ProFound Risk solution provides a near-term probability for developing breast cancer in the next one or two years, making it more actionable and relevant than generalized lifetime risk scores. The ProFound Heart Health solution identifies the presence and quantity of breast arterial calcification which is proven to correlate with calcifications elsewhere in the body, raising concern for cardiovascular or heart health concerns.

The ProFound Breast Health Suite is cleared by the US Food & Drug Administration (the "FDA") and has received CE mark and Health Canada licensing. Used by thousands of providers serving millions of patients, ProFound is available in over 50 countries. iCAD estimates that ProFound has been used for more than 40 million mammograms worldwide in the last five years alone. With over 25 years of experience in AI cancer detection, iCAD has secured 45 patents, completed over 50 clinical studies, and trains its algorithms on one of the largest most diverse data sets, pulling data regularly from over 100 global locations.  iCAD’s deep experience and un-matched set of capabilities differentiates iCAD from its competition and positions it as an industry leader with an AI solution that continually gets better as the Company continually refines its algorithm models using its extensive data set and research partners.

iCAD is increasing its leading position as the premiere breast AI solution by transitioning into a platform-based SaaS/DaaS (Software as a Service/Data as a Service) organization. This strategy will make our solutions more affordable and easier for leading medical providers to adopt.  At the same time the company will benefit from a growing and more predictable revenue stream. iCAD is executing this strategy in three phases: Phase 1) Realigning our Base, Phase 2) Strengthening our Foundation and Phase 3) Investing in Growth Initiatives.

In 2023, the Company made good progress executing Phases 1 and 2, including:

●	stabilized the business and reduced cash burn,
●	continued the transition to a subscription-based annual recurring revenue model,
●	expanded to fill key roles within the leadership team and recruitment of new board members; and,
●	announced several new game-changing collaborations with esteemed partners.

The Company’s next phase of transformation, Phase 3, will begin in 2024 and includes launching initiatives that strengthen and deepen business with existing accounts and growing through expanding its direct and indirect sales channels including expanding iCAD’s geographic footprint.

On October 23, 2023, the Company sold its Xoft business line. Prior to completion of the sale, the Company had reported the results of two segments: Cancer Detection ("Detection") and Cancer Therapy ("Xoft" or “Therapy”). Upon completion of the Xoft sale, the Company is in a stronger financial position with a dedicated focus on a single operating segment.

The Company’s headquarters are located in Nashua, New Hampshire. iCAD France LLC is a wholly owned subsidiary of iCAD, Inc., and is consolidated for reporting purposes.

AI in Mammography

When diagnosing breast cancer, early detection matters. Identified in stage 1, cancer is more likely to respond to treatment and can result in greater survival rates. In fact, according to the American Cancer Society, the relative 5-year survival rate from breast cancer is 99% when detected early.

However, the incidence of breast cancer is growing. According to the World Health Organization, breast cancer is the most common cancer worldwide, recently surpassing lung cancer, with 2.26 million new cases diagnosed worldwide in 2020. One in eight women will get breast cancer in her lifetime, and every 14 seconds, a woman is diagnosed with breast cancer world-wide. Compounding the situation, 59% of women in the US miss their recommended screening mammograms, and for those who regularly screen for breast cancer, 20-40% of cancers are missed in mammogram screenings with up to 50% missed in women with dense breast tissue. Traditional risk assessment models have relied on family history of the disease as a leading risk factor when in fact, and most surprising, 89% of women diagnosed with breast cancer have no direct family history of the disease and 90-95% are not related to inherited gene mutation (American Cancer Society).

Radiology Needs

As breast cancer detection is becoming increasingly complex, AI can help radiologists spot cancer faster, with greater accuracy and save more lives. With the continuing migration from 2D (FFDM) reading systems to 3D (DBT or “Tomo”) systems, radiologists are spending twice the amount of time reading hundreds more images per 3D case compared to the four images captured with 2D (two images per breast). This geometric increase in the number of images to read leads to stress – 50% of radiologists are overworked – and burnout is reported to be 49% (Medscape Radiologist Lifestyle, Happiness & Burnout Report 2022). Simultaneously, false-positives and unnecessary recalls for suspected cancers have continued at similar rates while hard-to-detect interval cancers are being missed or diagnoses are delayed.

Patient Needs

The rise in workload for radiologists is felt by the patient too. Anxiously waiting weeks for results, or receiving unnecessary recalls and biopsies leads to undue stress and anxiety, not to mention distrust of the healthcare system. On average, only 10% of women recalled back from a routine screening mammogram for a diagnostic workup are ultimately found to have cancer, resulting in the patient being confused and frustrated with the process.

Additionally, a significant economic burden is placed upon patients and payors that extend throughout multiple years when a breast cancer diagnosis is at a later, more advanced stage. In addition to the associated clinical benefits, reducing the proportion of the population with later-stage cancer diagnoses, finding and treating breast cancer earlier may limit the need for more intensive and expensive treatments, which can increase patient’s health-related quality of life, have a significant impact in managing healthcare costs among cancer patients, and reduce caregiver and societal burden. iCAD calculates if diagnoses were shifted one stage earlier for 20% of the 280,000 women in the US diagnosed with breast cancer each year, a savings of approximately $3.7 billion across 2-years of patient treatment and healthcare costs. iCAD’s  positively find or predict more cancers up to 2-3 years earlier by circling and scoring suspicious lesions for radiologists.

iCAD Addresses Both Provider and Patient Needs

Our AI-powered mammograms are setting a new standard of care in cancer detection, density assessment, and short-term risk evaluation. With iCAD’s ProFound Breast Health Suite, radiologists’ reading times may be cut in half with improved accuracy and specificity in finding suspicious cancerous lesions. Radiologists benefit from standard, objective, inclusive results measured by an algorithm built upon many millions of images. And, patients benefit from receiving timely personalized results, fact-based assessment of their breast density and short-term risk assessments that inform their screening plans.

As noted above, iCAD’s mission is to create a world where cancer can’t hide, because when cancer wins, we all lose. For the health of women everywhere, and the benefit of their communities, iCAD’s AI-powered, image-based solutions help detect cancer faster, earlier and with greater accuracy as well as evaluate breast cancer and cardiovascular risk from a single mammogram.

The Market and Opportunity

The ProFound Breast Health Suite is cleared by the FDA and has received CE mark and Health Canada licensing. Used by thousands of providers serving millions of patients, ProFound is available in over 50 countries.

According to the December 2023 report, approximately 40.5 million annual mammograms are conducted in the US across 8,834 certified facilities, as measured by the FDA Mammography Quality Standards Act (“MQSA”). Yet, only 37% of facilities are using a CAD or advanced AI mammography solution, according to Research & Markets United States Mammography and Breast Imaging Market Outlook Report 2022-2025, leaving room for growth. Of the 3,268 facilities using AI, iCAD has an active customer base of 1,488, or approximately 46% of the AI market, and approximately 17% of the total US market. In the last five years alone, iCAD estimates reading more than 40 million mammograms worldwide.

Based on the number of DBT units relative to the total units left to be converted to DBT, and the associated large number of installation opportunities, the Company believes that its cancer detection, breast density assessment and risk assessment solutions for DBT may represent a significant growth opportunity in the United States. The Company believes that there is also a growth opportunity for 2D mammography and DBT AI solutions in international markets, both from the analog to digital conversion and as more countries adopt the practice of each exam being read by a single radiologist using AI, rather than the current practice of having two radiologists read each exam. Furthermore, additional western European countries have already implemented, or are planning to implement, mammography screening programs, which may increase the number of screening mammograms performed in those countries.

Since having released its first FDA cleared product in 2002, iCAD has remained committed to innovation in artificial intelligence by continuously improving and releasing the highest performing and most widely available solutions in breast care with FDA clearances, CE marks, and Health Canada licenses. Data is the key to training robust machine learning and AI.  In this regard iCAD is well positioned to continually improve our models as we train our algorithms on one of the largest, most diverse data sets, pulling data regularly from over 100 global locations resulting in an AI solution that continually gets better as the Company continually refines its algorithm models using its extensive data set and research partners.

The latest versions of iCAD ProFound Breast Health Suite solutions are under review with the FDA, including version 4.0 of our ProFound Detection solution, built on the newest deep-learning neural network AI for breast cancer, density and risk. Per regulatory test data, iCAD has observed Detection v4.0 will deliver significant improvements in specificity, sensitivity, and the highest AUC (area under the curve) for Specificity and Sensitivity for breast cancer detection at 92.5%. Along with a new heart health solution measuring the level of calcification in breast arteries identifying cardiovascular concerns, and new cloud deployment options, iCAD’s overall value and ease of implementation continue to improve.

Our Strategy

As noted elsewhere, iCAD is increasing its leading position as the premiere breast AI solution by transitioning into a platform-based SaaS/DaaS organization by implementing a three phased transformation:  Phase 1) Realigning the Base, Phase 2) Strengthening the Foundation and Phase 3) Investing in Growth Initiatives.

Phase 1: Realigning the Base

Management actions taken in early 2023 allowed the Company to end the year in a strong cash position, with $21.7 million on-hand as of December 31, 2023.  In addition, the Company made progress in its transition to a subscription-based recurring revenue business model.  The Company hired several key members to the management team and also recruited new board members.  Lastly, the Company announced several new collaborations with esteemed partners

Phase 2: Strengthening iCAD’s Foundation

A new, strengthened leadership team accelerated the transformation further. First, was the transition of the corporate brand from one that was product focused to one that is patient centric, “Creating a World where Cancer Can’t Hide,” which was successfully introduced at the annual, global Radiological Society of North America meeting in November 2023.

Second, the Company secured a new and extended partnership with Google Health by signing a 20-year partnership to expand 2D AI solutions to encompass an application of AI as the independent, second reader. In addition, the Company completed an integration with GE Health’s MyBreastAI suite by embedding iCAD solutions within GE mammography machines.

And third, the divestiture of Xoft provides iCAD more cash and focus to apply to the foundational Cancer Detection business segment.

Phase 3: Investing in Growth Initiatives

iCAD is actively focused on revenue growth and market expansion initiatives using a three-phased, overlapping approach. Phase one, expanding existing accounts; phase two, growing channels, both direct and indirect; and phase three entering new markets. The first phase, expanding existing accounts, will take advantage of iCAD’s sizable install base, including reengaging customers who've lapsed on annual maintenance service agreements, are behind and upgrading to new versions, including the transition to cloud, winning back lost or deeply lapsed customers and accelerating deployment across large national accounts. Large enterprise customers like Solis, Radiology Partners, SimonMed, Ascension and Cleveland Clinic, who collectively serve about 15% of the US mammography screening market, offer great potential for iCAD as many are in the early stages of rolling out iCAD’s solutions and continue to expand into more sites and markets each month. The focus of this phase is to accelerate deployment across national and regional accounts as well as re-engage 1,000 of iCAD’s 4,000 customers who've lapsed on their maintenance agreements or who are operating on older software versions.

The second phase is growing channels, direct and indirect, in both the US and globally through direct sales and establishing new distribution partnerships.

Globally, more than 31,000 mammography systems serve approximately 250 million women in the age range recommended for annual mammograms. Expanding to the 63% of the market that is not using AI, plus additional wins in the segment using AI but not ProFound, results in significant opportunity for new business. iCAD has added sales leadership, sales representatives, and sales operations team members, and plans to add distribution partners to focus on new and expanded business given the large addressable market opportunity.

Phase three is focused on entering new markets with new solutions, most likely in fiscal year 2025. One example is the commercialization of the Heart Health solution, which was previously referred to as Breast Arterial Calcification.  In the fourth quarter of 2022, iCAD announced a development and commercial collaboration agreement with Solis. This collaboration is focused on using mammography to define cardiovascular risk, a new application that could identify millions of women at risk for heart disease using data obtained from their mammogram. With heart disease being the number one killer among women in the US, this collaboration not only offers the potential to address a significant unmet need in patient care, but also to penetrate a sizable new market.  This product is currently available for investigational use as we complete the FDA approval process.

ProFound Breast Health AI Suite

Backed by science, clinical evidence and proven patient outcomes, iCAD’s ProFound Breast Health Suite of cancer detection, density assessment and risk evaluation solutions, provides an unmatched approach to accurately detecting more cancers earlier, providing certainty and peace of mind to providers and patients. The Company’s mission is to see that these solutions be deployed universally as part of a standard of care for breast health in order to achieve its vision of a world where cancer can't hide.

ProFound Breast Cancer Detection

ProFound Detection exposes cancer’s hiding place. It’s clinically proven to improve breast cancer detection and radiologist performance.

The current version, ProFound Detection V3.0, is built with the latest in deep-learning, 3rd generation artificial intelligence, and delivers unparalleled accuracy and efficiency for 2D and 3D mammography screening with up to 2X enhanced clinical performance compared to other AI platforms as accessed in January of 2023 and compared to FDA 510K submissions K182373 (iCAD), K201019 (Hologic) and K193229 (ScreenPoint).

A key competitive differentiator is the fact that iCAD’s algorithms are trained on over 6 million images including one of the largest 3D image datasets gathered from over 100 sites from around the globe. Competitively, iCAD's algorithm training data includes the highest amount of sourcing from the US, providing diverse data that is ethnically, racially, and age representative of the US population. The ProFound AI algorithm rapidly and accurately analyzes each individual image or slice to identify potentially malignant lesions. Analyzing for masses, distortion, calcifications, and asymmetry, it localizes, segments and classifies lesions giving them a score and a case score for the overall exam.

Offering clinical confidence, operational superiority, and proven patient outcomes, iCAD’s ProFound Detection positively finds or predicts more cancers up to 2-3 years earlier by circling and scoring suspicious lesions for radiologists. With faster image processing vs. other AI solutions, radiologist cancer detection performance AUC rates improve by 6-7% compared to non-AI readers, reading times reduce by 53%, and reduced false positives improves patient satisfaction.

ProFound Detection is FDA cleared, CE marked, and Health Canada licensed. The next generation of ProFound Detection, V4.0, is under review with the FDA.

ProFound Breast Density Assessment

ProFound Density provides an objective and consistent breast density assessment, helping clinics align to the new FDA-MQSA notification requirement to patients, which take effect in September 2024.

Breast density is one of the strongest and most prevalent breast cancer risk factors. As breast density increases, the risk of developing and missing breast cancer increases. 50% of women over the age of 40 in the US have dense breasts, and, according to Susan G. Komen, women with very dense breasts are 4-5 times more likely to get breast cancer.

AI helps to remove the challenge of a subjective visual assessment by radiologists, as radiology-reviewed density metrics may swing wildly, between 6% to 85%, with clinicians even disagreeing with their own measurements from year to year. Inconsistency in density assessments can lead to additional unnecessary imaging, increase patient and facility costs, and patient anxiety.

Using mammographic images, iCAD’s ProFound Density analyzes a woman’s breast anatomy, measuring the adipose and fibroglandular tissue dispersion and texture, and categorizes her breast density within the appropriate BI-RADS® 5th edition density category. iCAD’s ProFound Density solutions gives clinicians an integrated workflow for identifying and reporting breast density, allowing for personalized patient planning with supplemental screening and customized schedules when needed.

ProFound Density is FDA cleared, CE marked, and Health Canada licensed. The newest ProFound Density, V4.0, is under review by the FDA.

ProFound Breast Cancer Risk

iCAD’s ProFound Risk is the first image-based, one-to-two-year risk assessment tool – based on reading a 2D or 3D mammogram. ProFound Risk uses a new model for predicting breast cancer during an annual mammogram screening that has been found to be 2.4X more accurate compared to traditional life-time models based on family and medical history. By evaluating several data points in a patient’s scanned image, it calculates a more accurate short-term Risk Score for developing cancer in the near term one or two years. This capability for shorter-term insight for when cancer may appear opens the door for real change in standards of care. Rather than adjusting a patient’s life-long screening plan based on lifetime models informed only from family history, genetic information and density scores, ProFound Risk can narrowly point to when that risk is present; making adjustments to a patient’s screening plans when appropriate. Saving the health care system and patients time, costs, and worry.

As the field of mammography moves from age-based screening recommendations to more personalized risk-adaptive screening guidelines, iCAD is on the leading-edge of this exciting new realm that will enable clinicians to easily adapt to evolving screening practices and personalize patient care.

ProFound Risk is CE marked, Health Canada licensed, and available for investigational use only in the US; ProFound Risk is under review by the FDA.

ProFound Heart Health Risk

Breast cancer and heart disease are the two leading causes of death among women. Clinical results have found calcifications in arterial vessels within the breast are proven to correlate with calcifications elsewhere in the body, which raises concern for cardiovascular or heart health issues.

iCAD’s ProFound Heart Health solution measures the presence and extent of breast arterial calcifications from the same mammogram used to identify breast cancer, breast density and breast cancer risk. From one mammogram, clinicians assess the patient’s risk of heart disease and recommend further surveillance or review by other care teams.

Breast arterial calcification assessment is pending regulatory licensing and available for investigational use only. iCAD’s Heart Health solution is under review by the FDA.

Expansion of Partnerships to Improve Access to Care, Streamline Workflow, and Foster Scientific Innovation

Recognized as a leader in breast AI-powered solutions, iCAD partners with industry leaders across platforms, technology, academic research, integration, and advocacy organizations to iterate and improve upon iCAD software and make solutions more accessible to customers. Interoperable with more than 50 PACS solutions worldwide, with 22 global distributors and growing, iCAD’s market share is on the rise.

In 2023, iCAD continued its work with Duke University, Indiana University, University of Pennsylvania and Karolinska Institute on artificial intelligence advancements and clinical testing. Additionally, iCAD expanded its partnership with Google Health to enhance the Company’s technology and expand access to millions of women and providers worldwide. iCAD’s new 20-year research and development agreement includes co-development, testing, and integration of Google’s AI technology with the ProFound Breast Health Suite for 2D mammography for worldwide commercialization to potentially ease radiologist workload and reduce healthcare disparities for women. The conventional double-read workflow used by most countries, where mammograms are assessed by two separate radiologists, has become increasingly challenging as there is a global radiologist workforce shortage. Leveraging AI as a viable alternative to current double reading by introducing iCAD as secondary independent reader can help radiology departments run more efficiently.

To make iCAD solutions more available to customers, iCAD expanded into new platform and channel partners, technology partners, and health system partners. In 2023, iCAD was the only breast cancer AI detection solution integrated into GE’s new MyBreastAI Suite – an all-in-one platform made up of three workflow algorithms from iCAD’s ProFound Breast Health Suite. GE has released MyBreast AI Suite first in the US and plans to release globally in 2024, simplifying the sales and implementation process for GE, and enabling AI use by customers across the globe. Additionally, iCAD developed several new partnerships and integrations with several AI distributors and marketplace aggregators to implement ProFound AI via cloud options, such as Ferrum, Change Healthcare, Blackford, and have several others currently under negotiation to further expand iCAD’s footprint.

Looking forward, iCAD is dedicated to serving those in need by establishing free, equitable access to AI-read mammograms. To start, iCAD plans to bring ProFound Detection to Ghana and Guyana in partnership with RAD-AID, a nonprofit entity that works in over 30 countries to improve and optimize access to medical imaging and radiology in low-resource regions of the world. Together, iCAD and RAD-AID plan to improve diagnosis of breast cancer where breast cancer mortality rates are highest.

Flexibility in Software Licensing and Deployment Options

iCAD has historically offered its solution as perpetually licensed software, primarily pre-installed on and sold with an iCAD configured, off-the-shelf computer, capable of optimally running the software.

In 2022, iCAD began offering its full suite of breast AI solutions in a variety of more flexible options. First, iCAD uncoupled the purchase of iCAD software from the purchase of hardware, allowing customers to source their own computer hardware or use existing IT infrastructures. Second, iCAD launched several new software licensing models designed to leverage both capital and operating expense budgets for customers. In addition to offering perpetual licenses, the Company introduced a new SaaS subscription pricing model that allows customers to purchase a term-based subscription based on the number of imaging gantries or annual mammography exam volume.

To make iCAD’s software more flexible, the Company’s software has been developed to run as a self-contained software package, making it executable within a variety of infrastructure environments, including iCAD-configured computers or servers, virtualized environments, and integrations into partner cloud-based hosting environments. In 2024, iCAD plans to introduce more options including an iCAD cloud environment and additional hosting options through strategic partnerships.

How iCAD Markets and to Whom

Our aim is to create a world where cancer can’t hide from AI-powered cancer detection and risk assessment solutions by reaching as many women as possible across the globe. In the last five years alone, iCAD estimates that more than 40 million mammograms were read worldwide, of which nearly 30% were tomosynthesis. That patient reach is buoyed by the Company’s long-standing leadership position in breast cancer detection and the 1,500 facilities actively using iCAD solutions today. Nearly half of all US mammography sites reading with AI use iCAD’s solutions.

In North America, iCAD sells its ProFound AI mammography solutions through a direct regional sales force which grew by 50% in 2023, and the Company’s many channel partners including OEMs, Radiology Picture Archiving and Communication System (PACS) vendors, AI Platform vendors and distributors. The Company’s OEM partners include GE Healthcare, focused on the manufacture and distribution of diagnostic imaging equipment, Fujifilm Medical Systems, a subsidiary of Fuji focused on the manufacture and distribution of X-rays and other imaging equipment, and Siemens Medical Systems. In Europe and the Middle East, the Company sells its AI mammography products through a direct sales force and 22 reseller relationships with regional distributors.

iCAD continues to build-out PACS partnerships with companies including Change Healthcare Inc. (“Change Healthcare”), a leading independent healthcare technology company focused on insights, innovation and accelerating the transformation of the US healthcare system, and Sectra AB (“Sectra”), an international medical imaging IT solutions and cybersecurity company.

Additionally, the Company has expanded on partnerships with additional AI Platform solution vendors. iCAD has AI Platform vendor distribution agreements with Ferrum Health, who partners with global leaders of AI applications to provide a robust catalog of AI applications on a single, secure platform serving clinical service lines across healthcare enterprises; and Blackford, a wholly owned subsidiary of Bayer AG – a platform built for integration with existing systems while simplifying integrations and the management of multiple disparate AI applications and algorithms.

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

In November of 2022, iCAD announced a strategic development and commercialization agreement with Google Health to integrate Google’s AI into iCAD’s breast imaging portfolio, and then extended this to a 20-year agreement in 2023. iCAD intends to use Google’s 2D AI in its commercial product offerings, especially outside the US, where 2D mammography is primarily used for screening. The Company expects to release its first product leveraging the Google AI technology in the next 1-2 years. Additionally, the Company announced plans to leverage the Google Health Cloud to launch its own cloud platform for the delivery of its breast AI offerings. The Company has already received its first order from Radiology Partners, allowing hundreds of thousands of women to be screened at Radiology Partners’ owned outpatient imaging center sites with iCAD’s ProFound Breast AI Suite.

These partnerships greatly expand visibility and access to the Company’s Breast AI suite – including ProFound AI Detection, ProFound AI Risk and PowerLook Density Assessment - for more hospitals and imaging centers across North America.

Additionally, as part of its sales and marketing efforts, the Company engages in a variety of public relations and local outreach programs with numerous customers and continues to cultivate relationships with industry leaders in breast cancer solutions, including at trade shows where the future of medical image analysis solutions is discussed, and webinars where the Company collaborates with thought-leaders providing free research and education to radiology professionals.

The Competition

The Company operates in a highly competitive and rapidly changing market with specific detection, density, or risk competitive products available from nationally and internationally recognized companies. Many competitors have significantly greater financial, technical, and human resources than iCAD and are well-established in the healthcare market. In addition to the existing technologies or products that compete with the Company’s products, some companies may develop technologies or products that may render the Company’s products obsolete or noncompetitive. Moreover, competitors may achieve patent protection, regulatory approval, or product commercialization before iCAD does, which would limit the Company’s ability to compete with them. iCAD believes that efficacy, safety profile, feature differentiation, cost, and reimbursement are the primary competitive factors that will affect the success of the Company’s products.

ProFound Breast AI Suite

The Company currently faces direct competition in its cancer detection and breast density assessment businesses from Hologic, Inc. (Marlborough, MA), Volpara Solutions Limited (Rochester, NY), ScreenPoint Medical (Nijmegen, Netherlands), Densitas Inc. (Halifax, Nova Scotia, Canada), Therapixel (Paris, France), and Lunit (Seoul, South Korea). The Company believes many factors, including breadth of innovative and clinically differentiated product offerings, ongoing development of clinical support, strong relationships with its strategic partners, and ability to provide the Company’s solutions across several platforms and payment structures will provide it with a competitive advantage in breast AI.

Future offerings in breast cancer risk and heart health face competition as others are developing similar solutions, and in the case of heart health, CureMetrix received FDA clearance for cmAngio®, a similar solution for detecting breast arterial calcification.

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

For devices in the United States, the FDA’s premarket clearance or approval process controls the entry of products into the market, unless a device is exempt from premarket review. Whether a product requires clearance (510(k) premarket notification) or approval (premarket approval, “PMA”) depends on the FDA’s risk-based classification of the device. Some of the Company’s products require submission of a premarket notification demonstrating that the device is at least as safe and effective, that is, “substantially equivalent”, to a legally marketed device that is not required to be approved under a PMA. Once iCAD receives an order from the FDA declaring a device to be substantially equivalent, the iCAD product is “cleared” for commercial marketing in the United States. Other iCAD products require submission of a PMA, which requires non-clinical and clinical data supporting the safety and effectiveness of the device. Once the Company receives FDA approval of its PMA application based on the FDA’s determination that the application contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s), iCAD may market the device.

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

•

healthcare reform laws in the United States, such as the Affordable Care Act (“ACA”) and the 21st Century Cures Act, which include new regulatory mandates and other measures designed to reduce the rate of medical inflation. These include, among other things, stringent new reporting requirements of financial relationships between device manufacturers and physicians and teaching hospitals; and

•	rules and regulations promulgated by the U.S. Food and Drug Administration (the “FDA”) which impact the Company’s current and future products, including but not limited to ProFound AI.

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

Artificial Intelligence

Domestic and global rules and regulations regarding AI are in their infancy. However, given the recent interest in AI and machine learning from global stakeholders, new laws, guidance, rules and regulations may take any number of forms, now or in the years to come.

At the federal level, the president of the United States recently issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which charges multiple agencies, including The National Institute of Standards and Technology, with producing guidelines in connection with the development and use of AI.

In the European Union, there is now political agreement on the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later (beginning 2026). The EU AI Act will apply to companies that develop, use and/or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). Additionally, in September of 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the European Union, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve, or commercialize our services, and could require additional compliance measures and changes to our operations and processes.

For more information, see “Item 1A. Risks Related to Regulation of the Company’s Industry – The Company is subject to complex and evolving U.S. and foreign laws and regulations regarding AI, machine learning, and automated decision making.”

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

The Company has certain patents to its ongoing programs that expire between 2024 and 2040. These patents help the Company maintain a proprietary position in its markets. The Company does not believe that the patents expiring in 2024 are material to its business. Additionally, the Company has a number of patent applications pending domestically, some of which have been also filed internationally, and the Company plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s cancer detection technologies and products, including cancer detection solutions for tomosynthesis, CAD for CT colonography and lung and CAD for MRI breast and prostate. The Company has also secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography.

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

Engineering and Product Development

iCAD’s products have been developed by its own research and development staff or were developed by the companies iCAD acquired. Research and development expenses are primarily attributable to personnel, consulting, subcontract, licensing and data collection expenses relating to the Company’s new product development and clinical testing. iCAD believes its products are competitive and that none of the current versions of the Company’s products are approaching obsolescence. iCAD has invested and expects to continue to invest in new research and development and enhancements of the Company’s current products to maintain iCAD’s competitive position. For the years ended December 31, 2023 and 2022, we incurred $5.2 million and $5.5 million, of research and development expense, respectively.

Human Capital Resources

As of December 31, 2023, the Company had 69 employees, 67 of whom are full time employees, with 24 involved in sales and marketing, 16 in research and development, 12 in service, manufacturing, quality assurance, technical support and operations functions, and 15 in administrative functions. None of the Company’s employees are represented by a labor organization. The Company considers its relations with employees to be good.

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

Available Information

The Company files annual, quarterly and current reports, proxy or stockholder information statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and certain other information that we may file electronically with the SEC (http://www.sec.gov). We also make available for download free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we have filed it electronically with, or furnished it to, the SEC. We maintain our corporate website at http://www.icadmed.com. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect its operations.

The following is a summary of certain important factors that have affected, and/or in the future could affect, the Company’s operations and that may make an investment in iCAD speculative or risky. You should carefully consider the fuller risk factor disclosure set forth in this Annual Report on Form 10-K, in addition to the other information herein, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and related notes.

•	The Company has incurred significant losses from inception through 2023 and there can be no assurance that we will be able to achieve and sustain future profitability.

•	The Company’s quarterly and annual operating and financial results and gross margins are likely to fluctuate significantly in future periods.

•	The Company has been informed by the FDA that our ProFound AI® Risk product is appropriate for classification through the De Novo pathway and have paused U.S. sales of the product until we obtain FDA regulatory clearance.

•	The Company’s use of AI, machine learning, and automated decision making, including through the ProFound Breast Health Suite, gives rise to legal, business, and operational risks. Legal, regulatory, social and ethical issues relating to the use of AI and machine learning technologies in our offerings and business may result in reputational harm and liability.

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

Risks Related to Financial Position, Operating Results and Need for Additional Capital

The rate at which the Company is shifting to a software as a service (SaaS) model is uncertain.

The Company’s success in growing revenue and market share from subscription-based offerings will depend, to a large extent, on the willingness of the Company’s customers and the markets we serve to accept this model for commercializing applications that they view as critical to the success of their businesses. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software and IT staffing into their businesses and may be reluctant or unwilling to switch to a recurring fee model for our software applications or to migrate these applications to cloud-based services. Conversely, the rate of adoption of this model may occur faster than the Company forecasted resulting in a short term impact to revenue due to recognizing subscription-based licenses ratably as well as an impact to cash as cash is also collected ratably vs all up front with perpetual models. Other factors that may affect market acceptance of our products and cloud-based applications include:

•	the security capabilities, reliability and availability of cloud-based services;

•	customer concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;

•	our ability to invest the time and resources required to offer our software under this model;

•	our ability to maintain high levels of customer satisfaction, including with respect to maintaining uptime and system availability standards consistent with market expectations;

•	our ability to implement upgrades and other changes to our software without disrupting our service;

•	the level of customization or configuration we offer; and

•	the price, performance and availability of competing products and services.

The market for these services may not develop at the rate we expect, meaning adoption occurs more slowly or more quickly than forecasted, either of which would harm the Company's business. The Company's business model continues to evolve and it may not be able to compete effectively, generate significant revenues or maintain profitability for our subscription-based offerings. The Company has and will continue to incur expenses associated with the infrastructures and marketing of subscription offerings in advance of its ability to recognize the revenues associated with these offerings. Demand for subscription, cloud-based services may unfavorably impact demand for certain other products and services. With a continued shift away from the sale of perpetual software licenses to providing access to software through subscription agreements the Company may, in the near term, experience a deferral of revenues and to a lesser extent cash received from customers.

The Company has incurred significant losses from inception through 2023 and there can be no assurance that it will be able to achieve and sustain future profitability.

The Company has incurred significant losses since inception. The Company incurred a net loss of approximately $4.9 million in 2023 and has an accumulated deficit of approximately $272 million at December 31, 2023. The Company may not be able to achieve profitability. Substantially all of our operating losses have resulted from costs incurred in connection with research and development efforts, including clinical studies, and from general and administrative costs associated with our operations. We also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur substantial and increasing operating losses for the foreseeable future.

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

As of December 31, 2023, the Company had cash and cash equivalents and investments in money market funds totaling $21.7 million. The Company expects its cash and cash equivalents and investments in money market funds will be able to fund its operations for at least the next twelve months. However, this does not reflect the possibility that the Company may not be able to access a portion of our existing cash and cash equivalents and investments in marketable securities due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company's ability to access its cash and cash equivalents and investments in money market funds may be threatened and could have a material adverse effect on its business and financial condition.

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

Risks Related to the Company and its Business

We have been informed by the FDA that our ProFound AI® Risk product is appropriate for classification through the De Novo pathway and have paused U.S. sales of the product until we obtain FDA regulatory clearance.

We have been informed by the FDA through a 513(g) request for classification that, ProFound AI® Risk may be suitable for classification under section 513(f)(2) of the FDCA Act, also referred to as De Novo classification.  Under the FDA Clinical Decision Support (CDS) Software Draft Guidance in effect in 2019 when the product was released, we believed that ProFound AI® Risk met the definition of a clinical decision support software and at that time, based on the FDA’s then guidance, the FDA did not intend to enforce compliance with the applicable requirements of the FD&C Act, including, but not limited to, premarket clearance and premarket approval requirements.  In September of 2022, the FDA issued their final CDS guidance  which had several changes from the 2019 Draft Guidance that impacted iCAD’s original decision.  In May of 2023 iCAD sent the FDA a request for pre-submission meeting and in November of 2023 iCAD sent the FDA a 513(g) Request for Information submission regarding the requirements applicable to the product under the FDCA in order to determine the applicable regulatory pathway. In February of 2024, the Company received a response from the FDA indicating that ProFound AI Risk may be suitable for classification through the De Novo pathway. We have begun preparing our De Novo submission and expect to file the submission with the FDA later this year.

While there have been no adverse safety issues reported in the U.S. by our customers which have deployed ProFound AI Risk, we have paused sales of ProFound AI® Risk in the U.S. and will inform customers of our need to provide the FDA with additional information under their revised guidance. However, we do not currently intend to recall any licenses previously sold and granted as there is no risk of patient injury.

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

We may not be able to complete all activities necessary to comply with FDA De Novo Request (21 CFR 860.220[DB4] [JG5] ) under the FD&C Act on a timely basis or without expending significant resources. We are unable to control the timing of FDA action and we may be required to provide additional information within certain timeframes. We also may be required to gather and prepare additional clinical data that are relevant to support reasonable assurance of the safety and effectiveness of the device or non-clinical data including bench performance testing.  If the FDA determines that we have not satisfied its requirements, any failure of ours to address such requirements or provide requested documentation could disrupt our business operations related to the ProFound AI® Risk product and the timing of our commercialization efforts  and could have a material adverse effect on our financial condition and operating results.  In addition, the FDA could take action against us for the period of time from the change in FDA guidance applicable to ProFound AI® Risk to the present time, in connection with our decision not to recall the licenses previously sold and granted and could require us to recall the product in the future. We may also be at risk from claims made by our customers who have commenced sales of ProFound AI® Risk to their customers.

The markets for the Company’s products and newly introduced enhancements to the Company’s existing products may not develop as expected, the Company continues to face barriers to broad market acceptance.

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

•	the availability and extent of data demonstrating the clinical efficacy of the Company’s products or treatments;

•	competition, including the presence of competing products sold by companies with longer operating histories, more recognizable names and more established distribution networks;

•	other technological developments; and

•	inherent risks related to AI, machine learning, and related fields.

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

The Company’s use of AI, machine learning, and automated decision making, including through the ProFound Breast Health Suite, gives rise to legal, business, and operational risks. Legal, regulatory, social and ethical issues relating to the use of AI and machine learning technologies in our offerings and business may result in reputational harm and liability.

The rapid evolution of AI and machine learning will require the application of resources to develop, test, and maintain the Company’s offerings, including but not limited to the ProFound Breast Health Suite, to help ensure that AI and machine learning are implemented responsibly in order to minimize unintended or harmful consequences. Uncertainty around new and emerging AI applications may require additional investment in the development of proprietary datasets, machine learning models, and systems to test for accuracy, bias, and other variables, which are often complex, may be costly, and could impact the Company’s profit margin as we expand the use of AI technologies in our offerings. There are significant risks involved in developing, maintaining, and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance the Company’s products or services or be beneficial to our business, including our efficiency or profitability. In particular, AI or automated decision making technologies may be incorrectly designed or implemented; may be trained or reliant on incomplete, inadequate, inaccurate, biased, or otherwise poor quality data or on data to which the developer does not have sufficient rights; and/or may be adversely impacted by unforeseen defects, technical challenges, cyber security threats, or material performance issues.

The Company’s ability to continue to develop or use such technologies may be dependent on access to technology offered by vendors and specific third-party software and infrastructure, such as processing hardware or third-party AI models, and the Company cannot control the quality of vendor offerings or the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. The Company faces competition from other companies in its industry who use similar machine learning technologies to us. Failure to offer or deploy new AI technologies as effectively as the Company’s competitors could adversely affect our business.

In addition, market acceptance and consumer perceptions of AI and machine learning technologies are uncertain. AI technologies, including generative AI, may create content or information that appears correct but is factually inaccurate or flawed. This may expose the Company to brand or reputational harm, competitive harm, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect the Company’s business, results of operations, and financial condition. The use of AI technologies presents emerging ethical and social issues, and if the Company enables or offers solutions that draw scrutiny or controversy due to their perceived or actual impact on the Company’s customers or on society as a whole, it may experience brand or reputational harm, competitive harm, consumer complaints, legal liability, and other adverse consequences, any of which could materially adversely affect the Company’s business, results of operations, and financial condition.

The Company’s business is dependent upon future market growth of full field digital mammography systems, digital computer aided detection products, and tomosynthesis as well as advanced image analysis. This growth may not occur or may occur too slowly to benefit us.

The Company’s future business is substantially dependent on the continued growth in full field digital mammography systems, digital computer aided detection products and tomosynthesis as well as advanced image analysis and workflow solutions. The market for these products may not continue to develop or may develop at a slower rate than the Company anticipates due to a variety of factors, including, general economic conditions, delays in hospital spending for capital equipment, the significant costs associated with the procurement of full field digital mammography systems and CAD products and the reliance on third party insurance reimbursement. If the market for the products and technologies upon which the Company’s products are dependent does not grow or grows too slowly, this could have a material adverse effect on the Company’s business.

A limited number of customers and distribution partners account for a significant portion of the Company’s total revenue. The loss of a principal customer could seriously hurt the Company’s business.

A limited number of major customers have in the past and may continue in the future to account for a significant portion of the Company’s revenue. The Company’s principal sales distribution channel for its digital products is through its OEM partners. In 2023, the Company’s OEM partners accounted for 32% of its total revenue, with one major partner, GE Healthcare, accounting for 22% of the Company’s revenue. In addition, in 2023,  one direct customer, accounted for 8% of the Company’s total revenue. Other than GE Healthcare, no individual customer or partner accounted for greater than 10% of the Company's total revenue for the year ended December 31, 2023.  The loss of the Company’s relationships with principal customers or a decline in sales to principal customers could materially adversely affect its business and operating results.

Revenue from the Company’s new subscription license model may be difficult to predict.

The Company is devoting resources to the transition to a new software license model to complement its traditional perpetual licensing models. This model allows the Company to license its software through subscription licenses, generally for a three-year term, and that potentially may not be renewed. The Company has limited operating history with subscription licensing models and may not be able to accurately predict initial subscription enrollment or future renewal or cancellation rates. Subscription renewal rates may decline or fluctuate as a result of a number of factors, including but not limited to customer satisfaction or dissatisfaction with Company products, the price of Company products, the prices of similar competitive products, or customer budget sensitivity. If any of the Company’s assumptions about revenue from the subscription licensing model are incorrect, the Company’s actual results may vary materially from those anticipated, estimated, or projected.

If goodwill and/or other intangible assets that the Company has recorded in connection with its acquisitions become impaired, the Company could have to take significant charges against earnings.

Under current accounting, management must assess, at least annually and potentially more frequently, whether the value of the Company’s goodwill of $8.4 million at December 31, 2023 and its other intangible assets have been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect the Company’s reported results of operations in future periods.

The Company’s effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

As a global company, the Company is subject to a variety of taxes in numerous countries, states and other jurisdictions. In preparing the Company’s financial statements, the Company records the amount of tax payable in each of the countries, states and other jurisdictions in which the Company operates. The Company’s future effective tax rate, however, may be lower or higher than prior years due to numerous factors, including a change in the Company’s geographic earnings mix, changes in the measurement of the Company’s deferred taxes, and recently enacted and future tax law changes in jurisdictions in which the Company operates. The Company is also subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with certain positions the Company has taken and assess additional taxes. Any of these factors could cause the Company to experience an effective tax rate significantly different from previous periods or the Company’s current expectations, which could adversely affect the Company’s business, results of operations and cash flows.

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

The Company operates in highly competitive and rapidly changing markets that contain competitive products available from nationally and internationally recognized companies. Many of these competitors have significantly greater financial, technical and human resources than the Company and are well established. In addition, some companies have developed or may develop technologies or products that could compete with the products the Company manufactures and distributes or that would render the Company’s products obsolete or noncompetitive. New business models, products and diagnostic tools are introduced on an ongoing basis and our present or future products could be rendered obsolete or uneconomical by internal or external technological advances, as we continue to innovate to address physician and patient needs, or by our existing competitors and new market entrants. Our existing competitors and new market entrants may respond more quickly to or integrate new or emerging technologies such as artificial intelligence and machine learning, undertake more extensive marketing campaigns, have greater access to clinical information to support ongoing product position in the market, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and strategic partners. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted. The Company’s competitors may achieve patent protection, regulatory approval, or product commercialization that would limit the Company’s ability to compete with them. These and other competitive pressures could have a material adverse effect the Company’s business.

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

Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue may experience military action and/or civil and political unrest. For the fiscal year ended 2023, approximately 13% of the Company’s revenue was derived from customers outside of the U.S., primarily within Europe. In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated. Sustained conflict and disruption in these regions is likely.  The aggregate impact to Eastern Europe and Europe as a whole, and throughout the Middle East, as well as actions taken by other countries, including new and stricter sanctions by the United States, Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, is not knowable at this time, and could have a material adverse effect on the Company, its business and operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt the Company’s sales to customers in the region. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on the Company’s sales and profitability.

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

Unfavorable results of legal proceedings could materially adversely affect the Company’s financial results.

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

Additionally, the Company may encounter problems at any stage of the trials that cause it to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	non-approval of an investigational device exemption (IDE), which is required by the FDA for the study in humans of a significant risk device that is not approved for the indication being studied;

•	failure to reach an agreement with contract research organizations or clinical trial sites;

•	failure of third-party contract research organizations to properly implement or monitor the clinical trial protocols;

•	failure of IRBs to approve the Company’s clinical trial protocols or suspension or termination of the Company’s clinical trial by the IRB, DSMB, or the FDA;

•	political or civil unrest or instability, terrorism or epidemic or pandemics (including any risks related to or resulting from future variants of COVID-19) and other similar outbreaks or events;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	inability or unwillingness of medical clinical investigators and institutional review boards to follow the Company’s clinical trial protocols;

•	failure of clinical investigators or sites to maintain necessary licenses or permits or comply with good clinical practices, or GCP, or other regulatory requirements; and

•	lack of sufficient funding to finance the clinical trials.

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

The Company’s success depends in large part on the continued service of its executive officers and other key employees. The Company may not be able to retain the services of its executive officers and other key employees. The loss of executive officers or other key personnel could have a material adverse effect on the Company. During the year ended December 31, 2023, the Company underwent changes in management, including changes to the Company’s Chief Executive Officer, Chief Financial Officer and Chair of the Board.

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

The Company’s revenue from sales outside of the United States represented approximately 13% of the Company’s revenue for 2023. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; changes in healthcare practice patterns; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm the Company’s overall business.

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

The Company relies heavily on proprietary technology that it protects primarily through licensing arrangements, patents, trade secrets, proprietary know-how and non-disclosure agreements. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether the Company is an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to the Company. There can also be no assurance that the Company’s trade secrets or non-disclosure agreements will provide meaningful protection of Company proprietary information. Further, the Company cannot assure that others will not independently develop similar technologies or duplicate any technology developed by the Company or that its technology will not infringe upon patents or other rights owned by others. Unauthorized third parties may infringe the Company’s intellectual property rights or copy or reverse engineer portions of the Company’s technology. In addition, because patent applications in the United States are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties that relate to the Company’s technology. Moreover, there is a risk that foreign intellectual property laws will not protect the Company’s intellectual property rights to the same extent as intellectual property laws in the United States. The rights provided by a patent are finite in time. The Company has certain patents that expire between 2024 and 2040. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company’s products, processes or technology.

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

In the United States, the Company’s CAD systems are medical devices subject to extensive regulation by the FDA under the FDCA. The FDA’s regulation of the Company’s products includes its manufacturing operations, product labeling, adverse event reporting, and the FDA’s general prohibition against promoting products for unapproved or “off-label” uses.

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

Sales of the Company’s products in certain countries outside of the United States are also subject to extensive regulatory approvals. Obtaining and maintaining foreign regulatory approvals is an expensive and time-consuming process. The Company cannot be certain that it will be able to obtain the necessary regulatory approvals timely or at all in any foreign country in which the Company plans to market its CAD products, and if the Company fails to receive such approvals, its ability to generate revenue may be significantly diminished.

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

Strategic transactions, acquisitions or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business and results of operations, and the Company may not receive the intended benefits of any such activities.

We may engage in strategic transactions, acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with customers, distributors, manufacturers or suppliers as a result of such a transaction;

•	unanticipated liabilities related to acquired companies;

•	difficulties integrating acquired personnel, technologies and operations into our existing business;

•	diversion of management’s time and focus away from operating our business to acquisition integration challenges;

•	increases in our expenses and reductions in our cash available for operations and other uses; and

•	possible write-offs or impairment charges relating to acquired businesses.

In addition, the anticipated benefit of any transaction may not materialize. For example, in October 2023, the Company transferred substantially all of the assets and liabilities primarily related to the Company’s Xoft business lines for total consideration of approximately $5.76 million dollars, in part, to allow the Company to capitalize and focus on the Company’s Profound AI and related products and proposed products. Future transactions, including acquisitions or dispositions, could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures, acquisitions, or other transactions, if any, or the effect that any such transactions might have on our operating results.

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

The Company is subject to complex and evolving U.S. and foreign laws and regulations regarding AI, machine learning, and automated decision making.

The Company’s business increasingly relies on machine learning, AI, and automated decision making. However, in recent years the use of personal data to train, or otherwise in connection with machine learning, AI and automated decision making, has come under increased regulatory scrutiny, and governments and regulators in the United States, European Union, and other places have announced the need for greater regulation regarding the use of machine learning and AI generally. New laws, guidance, and decisions in this area may limit the Company’s ability to use machine learning and AI, or require the Company to make changes to its platform or operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services. For example, certain global privacy laws regulate the use of automated decision making and may require that the existence of automated decision making be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and that safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Other global privacy laws allow individuals the right to opt out of certain automated processing of personal data and create other requirements that impact automated decision-making. At the federal level, the president of the United States recently issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which charges multiple agencies, including The National Institute of Standards and Technology, with producing guidelines in connection with the development and use of AI. In the European Union, there is now political agreement on the EU AI Act, which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later (beginning 2026). The EU AI Act will apply to companies that develop, use and/or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). Additionally, in September of 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the European Union, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve, or commercialize our services, and could require additional compliance measures and changes to our operations and processes. Moreover, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or laws or regulations, and the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. As the legal and regulatory framework for AI and automated decision making evolves, we may not always be able to anticipate how to respond to these laws or regulations, and compliance may adversely impact our operations and involve significant expenditure and resources. Any failure by us to comply may result in significant liability, potential increases in civil claims against us, negative publicity, an erosion of trust, and/or increased regulation and could materially adversely affect our business, results of operations, and financial condition.

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

Risks Related to the Company’s Common Stock

A substantial number of shares of the Company’s common stock are eligible for future sale, and the sale of shares of common stock into the market, or the perception that such sales may occur, may depress the Company’s stock price.

Sales of substantial additional shares of the Company’s common stock in the public market, or the perception that these sales may occur, may significantly lower the market price of the Company’s common stock. The Company is unable to estimate the amount, timing or nature of future sales of shares of its common stock. The Company has previously issued a substantial number of shares of common stock, which are eligible for resale under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), and may become freely tradable. The Company has also registered shares that are issuable upon the exercise of options and warrants. If holders of options, or warrants choose to exercise or convert their securities and sell shares of common stock issued upon such exercise or conversion in the public market or if holders of currently restricted common stock choose to sell such shares of common stock in the public market under Rule 144 or otherwise, or attempt to publicly sell such shares all at once or in a short time period, the prevailing market price for the Company’s common stock may decline.

Provisions in the Company’s Certificate of Incorporation and in Delaware law could make it more difficult for a third party to acquire the Company, discourage a takeover and adversely affect existing stockholders.

The Company’s Certificate of Incorporation authorizes the Board of Directors (the "Board") to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Company’s Board, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Although there are currently no shares of preferred stock outstanding, future holders of preferred stock may have rights superior to the Company’s common stock and such rights could also be used to restrict the Company’s ability to merge with or sell its assets to a third party.

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

On August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC whereby the Company, at its discretion, may issue and sell up to $25 million of shares of the Company's common stock, from time to time, by any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Securities Act, or any method specified in the Sales Agreement.  During the year ended December 31, 2023, the Company sold 1,057,814 shares of its common stock at a weighted average price of $2.18 per share resulting in cash proceeds of $2.0 million, net of issuance costs, pursuant to the Sales Agreement.  Subsequent to December 31, 2023, the Company has not sold additional shares of its common stock.  To the extent we raise additional capital by issuing equity securities (including but not limited to securities issued in connection with the Sales Agreement), our shareholders may experience substantial dilution.

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

See “Item IC. Cybersecurity” for more information.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company is required to include in its Annual Report on Form 10-K its assessment of the effectiveness of the Company’s internal controls over financial reporting. The Company has dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2023 and will continue to do so for future fiscal periods. Although the Company believes that it currently has adequate internal control procedures in place, it cannot be certain that its internal controls over financial reporting will continue to be effective. If the Company cannot adequately maintain the effectiveness of its internal controls over financial reporting, it might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect the Company’s financial results and the market price of its common stock.

Changes in credit markets or to the Company’s credit rating could impact its ability to obtain financing for business operations or result in increased borrowing costs and interest expense.

The Company’s credit ratings reflect each credit rating agency’s opinion of its financial strength, operating performance and ability to meet its debt obligations at the time such opinion is issued. The Company utilizes the short- and long-term debt markets to obtain capital from time to time. Adverse changes in the Company’s credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities and may limit financing options, including access to the unsecured borrowing market. Such changes may also breach restrictive covenants under current or future debt facilities or instruments, which could reduce the Company’s operating flexibility. Macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, may adversely affect the Company’s ability to refinance existing debt or obtain additional financing for working capital, capital expenditures or fund new acquisitions

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity

Risk management and strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of data.

Managing Material Risks & Integrated Overall Risk Management

The Company has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity consultants, to evaluate and test our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, and ensure our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaborations with these third-parties include threat assessments and security enhancement consultations.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we implement stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes ongoing assessments by our security analysts. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

The Audit Committee of the Board (the "Audit Committee") is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The Chief Product Officer (the "CPrO"), the Chief Technology Officer (the "CTO"), the Chief  Operations Officer (the "COO"), and the Chief People Officer (the "CPO") form the Risk Management team (the "RMT"). The RMT and the Chief Executive Officer (“CEO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee, RMT, and CEO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the RMT. With deep experience in technology, operations, security, compliance and risk management, the RMT brings a wealth of expertise in enterprise cybersecurity and are instrumental in developing and executing our cybersecurity strategies. The RMT oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitor Cybersecurity Incidents

The RMT is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The RMT implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the RMT is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The RMT regularly informs the CFO and CEO of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

See “Item 1A. General Risk Factors – Security breaches and other disruptions could compromise the Company’s information and expose the Company to liability, which would cause its business and reputation to suffer and could subject it to substantial liabilities.” for more information.

Item 2.	Properties.

The Company’s executive offices are leased pursuant to a lease originally entered into in December 2006. The lease covers approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire. In November of 2022, the lease was extended through May 31, 2026 with monthly base rent payments of $16,983.  Additionally, the Company is required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.

The Company also leases warehouse space in Nashua, New Hampshire.  In January 2024, in anticipation of the March 2024 end date of the lease for the Company’s then-current warehouse facility, the Company entered into a 36-month lease for a new warehouse facility, also located in Nashua, New Hampshire. The new facility is approximately 3,000 square feet, with annual rent payments totaling approximately $46,000 for the entire term.

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for office space in Lyon, France.

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

Market for our Common Stock

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ICAD”.

Holders of Common Stock

As of March 22, 2024, there were 80 holders of record of the Company’s common stock.  We believe that there are a substantially greater number of beneficial owners of our common stock.

Dividends

The Company has not paid any cash dividends on its common stock to date, and the Company does not expect to pay cash dividends in the foreseeable future. Future dividend policy will depend on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to the Company’s equity compensation plans in effect at December 31, 2023 will be included in the definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) and is incorporated herein by reference.

Issuer’s Purchases of Equity Securities

For the majority of restricted stock units granted to employees under the applicable stock incentive plan, the number of shares issued on the date that the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate tax authorities on behalf of our employees. The Company did not have any repurchases of securities in the year ended December 31, 2023.

Recent Sales of Unregistered Securities

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Overview

iCAD, Inc. is a global leader in AI-powered cancer detection on a mission to create a world where cancer can’t hide. Cancer wins when it hides. Remaining undetected, cancer poses one of the greatest threats to life. The Company’s ProFound Breast Health Suite enables medical providers and professionals to accurately and reliably identify where cancer may be hiding and when it might make its move.  The ProFound Breast Health Suite offers solutions for breast cancer detection, density assessment, one or two years breast cancer risk evaluation, and cardiovascular risk related to elevated levels of breast arterial calcifications.  Prior to the third quarter of 2023, the Company had two reporting segments: Detection and Therapy.  The Company completed the sale of its Xoft (Therapy) business line on October 23, 2023.  Accordingly, the Company has only one reporting segment, Detection. The applicable assets and liabilities of the Xoft business have been classified as held for sale in the Consolidated Balance Sheet as of December 31, 2022, and the results of its operations for all periods presented are reflected as discontinued operations in the Consolidated Statements of Income. Unless otherwise indicated, all disclosures and amounts relate to the Company’s continuing operations.

Powered by the latest innovations in artificial intelligence (AI), and built on one of the largest, most diverse US-based and global data sets, the ProFound Suite uniquely offers 360-degree solutions for cancer detection, density assessment, and personalized risk evaluation, all based on a 2D or 3D mammogram’s collection of images.  The ProFound Detection solution scores cases and suspicious lesions, helping radiologists identify and focus on areas of most concern and highest suspicion of cancer.  The ProFound Density Assessment standardizes and simplifies breast density reporting, algorithmically examining a woman’s breast anatomy from the mammogram image.  The ProFound Risk solution provides a near-term probability for developing breast cancer in the next one or two years, making it more actionable and relevant than generalized lifetime risk scores.  The ProFound Heart Health solution identifies the presence and quantity of breast arterial calcification which is proven to correlate with calcifications elsewhere in the body, raising concern for cardiovascular or heart health concerns.

The ProFound Breast Health Suite is cleared by the US Food & Drug Administration (FDA) and has received CE mark and Health Canada licensing.  Used by thousands of providers serving millions of patients, ProFound is available in over 50 countries. iCAD estimates that ProFound has been used for more than 40 million mammograms worldwide in the last five years.

The Company’s headquarters are located in Nashua, New Hampshire.  In addition, the Company has a separate manufacturing and warehousing facility, also located in Nashua, New Hampshire.  Lastly, the Company has office space in Lyon, France.

Discussion of Operating Results:

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Revenue. Revenue for the year ended December 31, 2023 was $17.3 million compared with revenue of $19.8 million for the year ended December 31, 2022, a decrease of $2.5 million, or 12.5%.

The table below presents the components of revenue for 2023 and 2022 (in thousands):

	For the year ended December 31,
	2023	2022	$ Change	% Change
Detection revenue
Product revenue	$9,930	$12,620	$(2,690)	(21.3)%
Services revenue	7,388	7,182	206	2.9%
Total	$17,318	$19,802	$(2,484)	(12.5)%

Product revenue decreased by $2.7 million and Services revenue increased by $0.2 million.  The decrease is due primarily to reduced demand, a reduction in sales force which began in late 2022, our shift to a subscription model and continued weakness in recovery to pre-pandemic levels prior to Covid-19.  During 2023, we have seen an increased customer demand for subscription licenses, which currently remains a small portion of our total license revenue. We believe this trend could accelerate, and we have begun to shift our marketing efforts to better promote a subscription model.

Cost of revenue and gross profit for 2023 and 2022 were as follows (in thousands):

	For the year ended December 31,
	2023	2022	Change	% Change
Products	$1,387	$1,658	$(271)	(16.3)%
Services	1,060	1,217	(157)	(12.9)%
Amortization and depreciation	86	108	(22)	(20.4)%
Total cost of revenue	2,533	2,983	(450)	(15.1)%
Gross profit	$14,785	$16,819	$(2,034)	(12.1)%

Gross profit %	85.4%	84.9%

Cost of Revenue. Total cost of revenue decreased by $0.5 million, or 15.1%, from $3.0 million for the year ended December 31, 2022 to $2.5 million for the year ended December 31, 2023.  Cost of revenue for Products decreased $0.3, or 16.3%, from $1.7 million for the year ended December 31, 2022 to $1.4 million for the year ended December 31, 2023.  Cost of revenue for Services decreased $0.2 million, or 12.9%, from $1.2 million for the year ended December 31, 2022 to $1.1 million for the year ended December 31, 2023.  The total decrease in Cost of revenue is consistent with the decrease in total Revenue.

Gross Profit. Gross profit was $14.8 million for the year ended December 31, 2023 compared to $16.8 million for the year ended December 31, 2022, a decrease of $2.0 million, or 12.1%. Gross profit as a percentage of  revenue increased to 85.4% in the year ended December 31, 2023 from 84.9% in the year ended December 31, 2022.  The increase was due primarily to the mix of products sold across the periods.

Operating Expenses:

Operating expenses for 2023 and 2022 were as follows (in thousands):

	For the year ended December 31,
	2023	2022	Change	% Change
Operating expenses:
Engineering and product development	$5,161	$5,493	$(332)	(6.0)%
Marketing and sales	7,740	10,790	(3,050)	(28.3)%
General and administrative	9,324	10,517	(1,193)	(11.3)%
Amortization and depreciation	249	217	32	14.7%
Total operating expenses	$22,474	$27,017	$(4,543)	(16.8)%

Operating expenses were $22.5 million for the year ended December 31, 2023, compared to $27.0 million for the year ended December 31, 2022, a decrease of $4.5 million or 16.8%.  The decrease is due primarily to several cost savings initiatives that occurred in Q4 of 2022 and Q1 of 2023.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2023 decreased by $0.3 million, or 6.0%, from $5.5 million in 2022 to $5.2 million in 2023. The decrease was due primarily to timing as certain projects in 2023 met the criteria for capitalization.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2023 decreased by $3.1 million, or 28.3%, from $10.8 million in 2022 to $7.7 million in 2023. The decrease was due primarily to headcount reductions and additional cost savings initiatives that occurred in late 2022 and early 2023 as well as lower commission expense in 2023.

General and Administrative. General and administrative expenses for the year ended December 31, 2023 decreased by $1.2 million, or 11.3%, from $10.5 million in 2022 to $9.4 million in 2023. The decrease was due primarily to higher personnel costs as the Company utilized higher cost third-parties in place of permanent roles throughout 2022.

Amortization and Depreciation. Amortization and depreciation expenses for the year ended December 31, 2023 increased by less than $0.1 million, or 14.7%, from $0.22 million in  2022 to $0.25 million in 2023.  The increase is due primarily to the deployment of a new enterprise resource planning ("ERP") system in early 2023.

Other Income, Tax and Expense (in thousands):

	For the year ended December 31,
	2023	2022	Change	Change %
Interest expense	$(16)	$(10)	$(6)	60.0%
Interest income	729	213	516	242.3%
Other	(14)	(39)	25	(100.0)%
Total other income	$699	$164	$535	326.2%
Income tax expense	$(20)	$116	$(136)	(117.2)%

Income (loss) from discontinued operations, net of tax	$2,163	$(3,738)	$5,901	(157.9)%

Interest Expense. The Company recorded less than $0.01 million of interest expense in each of the years ended December 31, 2023 and December 31, 2022.

Interest income. Interest income of $0.7 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, reflects income earned from the Company's money market accounts.  The increase year over year results from higher market interest rates over the period.

Tax expense. The Company recorded tax expense of less than $0.01 million and a tax benefit of $0.1 million for the year ended December 31, 2023 and 2022, respectively.  The amount of tax expense or benefit varies based on geographic mix of earnings and losses.

Income (loss) from discontinued operations: This reflects the net income of our former Xoft (Therapy) business, which was sold in October 2023.  Upon the closing of the sale, the Company recorded a gain of approximately $2.6 million, which offset the operational losses incurred since the beginning of the year ended December 31, 2023 through the date of the sale in October 2023.  See Note 2, for more information.

Liquidity and Capital Resources

The Company believes that its cash and cash equivalents balance of $21.7 million as of December 31, 2023 and projected cash balances are sufficient to sustain operations through at least the next 12 months following the filing of this Form 10-K.   The Company's cash balance increased by approximately $0.4 million year-over-year due primarily to the sale of the Company's former Xoft (Therapy) business line in October 2023.  In addition, the Company launched an At-the-Market ("ATM") equity program with Craig-Hallum Capital Group LLC to sell shares of the Company's common stock.  See Note 2 and Note 13 respectively, for more information.  Lastly, the Company took actions in early 2023 to cut costs and conserve cash.  The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.

The Company had net working capital of $24.3 million at December 31, 2023. The ratio of current assets to current liabilities at December 31, 2023 and 2022 was 4.40 and 2.28, respectively.

Net cash used for operating activities for the year ended December 31, 2023 was $5.0 million, compared to $12.8 million for 2022.  This improvement of approximately 61% year over year is due primarily to cost savings initiatives commenced during the first quarter of 2023.

Net cash provided by investing activities for the year ended December 31, 2023 was $3.3 million compared to cash used of approximately $0.5 million for the year ended December 31, 2022.  The sales of the former Xoft (Therapy) business in October 2023 provided $4.5 million of cash, net of transaction expenses, in 2023 which was partially offset by cash used for investments, primarily a new ERP system.

Net cash provided by financing activities for the year ended December 31, 2023 was $2.0 million and consisted primarily of cash proceeds related to the ATM sales of common stock.  Net cash provided by financing activities for the year ended December 31, 2022 was $0.4 million related primarily to cash received for employee equity plan activities.

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

Lease Obligations:

Operating Leases:

See Item 2 of this Annual Report on Form 10-K.

Settlement Obligations:

As a result of the acquisition of Xoft, the Company recorded a royalty obligation pursuant to a settlement agreement entered into between Xoft and Hologic, in August 2007. Xoft received a nonexclusive, irrevocable, perpetual, worldwide license, including the right to sublicense certain Hologic patents, and a non-compete covenant as well as an agreement not to seek further damages with respect to the alleged patent violations. In return, the Company had a remaining obligation to pay a minimum annual royalty payment of $250,000 payable through 2016. In addition to the minimum annual royalty payments, the litigation settlement agreement with Hologic also provided for payment of royalties based upon a specified percentage of future net sales on any products that practice the licensed rights. The estimated fair value of the patent license and non-compete covenant is $100,000 and was amortized over the estimated useful life of approximately four years. As of December 31, 2023, the remaining liability for minimum royalty obligations totaling $0.4 million is recorded within accrued expenses and accounts payable.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company considers an accounting estimate to be critical to the financial statements if the estimate is complex in nature, requires judgment, and if different estimates were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, the Company evaluates its estimates and the application of its policies. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances.  The Company believes the following critical accounting estimates are the most significant to understanding the consolidated financial statements.

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

Step 1: Identify the contract with the customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price.

Step 5: Recognize revenue when or as the entity satisfies a performance obligation.

The Company’s contracts with customers may include promises to transfer multiple products and services to a customer. Identifying distinct performance obligations that should be accounted for separately versus together may require significant judgment. For arrangements with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the prices charged to customers and uses a range of amounts to estimate standalone selling prices when the Company sells each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative standalone selling prices of the various products and services. The Company typically has more than one range of standalone selling prices for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the type of customer and geographic region to determine the range of standalone selling prices.

Allowance for Expected Credit Losses

The allowance for expected credit losses represents management’s estimate for potential uncollectible accounts receivable. This estimate is developed from management’s ongoing credit evaluation of Company customers and a detailed review of its outstanding accounts receivable balances.

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

We do not believe we are subject to material foreign currency exchange rate fluctuations, as most of our sales and expenses are domestic and therefore are denominated in the U.S. dollar. For international sales, the majority of those customers pay in the U.S. dollar. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants, either to hedge existing risks or for speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

See Financial Statements attached hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form10-K. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2023.

(c) Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2023, that have materially affected, or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation there has been no such change during such period.

Item 9B.	Other Information.

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in the Company's 2024 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

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

iii.	Exhibits - the following documents are filed as exhibits to this Annual Report on Form 10-K:

1.1	At-The-Market Issuance Sales Agreement between iCAD, Inc. and Craig-Hallum Capital Group LLC dated August 11, 2023 (incorporated by reference to Exhibit 1.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023).

2.1**	Asset Purchase Agreement dated October 22, 2023 by and among iCAD, Inc. Xoft Solutions, LLC, Xoft, Inc., Elekta Inc. and Nucletron Operations B.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 23, 2023).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3(b) to the Current Report on Form 10-K filed with the SEC on March 17, 2008.

3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 21, 2021).

4.1*	Description of Registrant’s Securities.

10.1†	2016 Stock Incentive Plan as Amended as of July 2021 (incorporated by reference to Appendix B to the definitive proxy statement on Form DEF14A filed with the SEC on June 7, 2021).

10.2†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed with the SEC on November 15, 2014).

10.3

Lease Agreement, dated December 6, 2006, between the Company and Gregory D. Stoyle and John J. Flatley, Trustees of the 1993 Flatley Family Trust, of Nashua, NH (incorporated by reference to Exhibit 10(mm) to the Annual Report on Form 10-K filed with the SEC on March 22, 2007).

10.4†	Employment Agreement, dated May 26, 2020, between the Company and Stacey Stevens (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.5†	Employment Agreement, dated May 26, 2020, between the Company and Jonathan Go (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 29, 2020).

10.6

First Amendment to Lease, dated September 19, 2016, between the Company and The Irvine Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2016).

10.7†	2012 Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Form DEF14A filed with the SEC on April 9, 2012).

10.8†	Amendment No. 1 to the 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Form DEF14A filed with the SEC on April 2, 2014).

10.9	2019 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement on Form DEF14A filed with the SEC on November 8, 2019).

10.10**

Loan and Security Agreement, dated as of March 30, 2020, by and between Western Alliance Bank, iCAD, Inc., Xoft, Inc. and Xoft Solutions LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 31, 2020).

10.11**

First Amendment to Loan and Security Agreement, dated June 16, 2020, between iCAD, Inc., Xoft, Inc., Xoft Solutions LLC and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020).

10.12†

Employment agreement dated August 4, 2021, by and between iCAD, Inc. and Charles Carter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2021).

10.13	Lease between The Irvine Company LLC and iCAD, Inc. dated June 29, 2012, together with First Amendment to Lease dated September 19, 2016, Second Amendment to Lease dated August 12, 2019, and Third Amendment to Lease dated May 19, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10.14	Lease between John J. Flatley Company and iCAD, Inc., dated December 6, 2006, together with First Amendment to Lease dated December 21, 2011, Second Amendment to Lease dated August 8, 2016, Third Amendment to Lease dated December 16, 2019, and Fourth Amendment to Lease dated November 22, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 28, 2022).

10.15	Consulting Agreement dated January 18, 2023, by and between iCAD, Inc. and Daniel Shea (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2023).

10.16†	Employment agreement dated March 10, 2023, by and between iCAD, Inc. and Dana Brown (incorporated by reference to Exhibit 10.P to the Current Report on Form 10-K filed with the SEC on March 31, 2023.

10.17†	Separation agreement dated March 10, 2023, by and between iCAD, Inc. and Stacey Stevens (incorporated by reference to Exhibit 10.Q to the Current Report on Form 10-K filed with the SEC on March 31, 2023.

10.18†	Employment Agreement between iCAD, Inc. and Eric Lonnqvist, dated April 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K file with the SEC on April 17, 2023).

10.19*	Lease between Anita R. Jacques Revocable Trust, dated January 6, 2024 and iCAD, Inc.

19.1*	iCAD, Inc. Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	iCAD, Inc. Clawback Policy

101*

The following materials formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†	Denotes a management compensation plan or arrangement.
*	Filed herewith.
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

iCAD, INC.

Date: March 29, 2024

By:	/s/ Dana Brown
Dana Brown
Chief Executive Officer, President and Director

The undersigned officers and directors of iCAD, Inc., hereby severally constitute and appoint Dana Brown and Eric Lonnqvist, and each of them individually, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana Brown	Chief Executive Officer, President, and Director	March 29, 2024
Dana Brown	(Principal Executive Officer)

/s/ Eric Lonnqvist	Chief Financial Officer	March 29, 2024
Eric Lonnqvist	(Principal Financial and Accounting Officer)

/s/ Hedvig Hricak	Director	March 29, 2024
Hedvig Hricak, MD, Ph.D.

/s/ Michael John Doyle	Director	March 29, 2024
Michael John Doyle

/s/ Rakesh Patel	Director	March 29, 2024
Rakesh Patel, MD

/s/ Andy Sassine	Director	March 29, 2024
Andy Sassine

/s/ Susan Wood	Director	March 29, 2024
Susan Wood, Ph.D.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

iCAD, Inc.

Nashua, New Hampshire

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iCAD, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - Identification of distinct performance obligations in certain revenue contracts

As described in Note 3 to the consolidated financial statements, certain of the Company’s revenue contracts with customers may include promises to transfer multiple products and services to a customer.  To the extent a contract includes multiple promised products or services, the Company must apply judgment to determine whether the products or services meet the criteria to be distinct.  For these revenue contracts, the Company accounts for the individual products and services separately if they are distinct.

We identified the determination of distinct performance obligations within certain revenue contracts as a critical audit matter. The determination of whether multiple products and services within a contract were distinct performance obligations that should be accounted for separately required management to exercise judgment and included a high degree of subjectivity. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of effort required to address these matters.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 1989.

Boston, Massachusetts

March 29, 2024

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
	(in thousands except shares and per share data)
Assets
Current assets:
Cash and cash equivalents	$21,670	$21,313
Trade accounts receivable, net of allowance for credit losses of $277 in 2023 and $100 in 2022	6,392	5,769
Inventory, net	917	2,054
Prepaid expenses and other current assets	699	1,571
Current assets held for sale	—	7,534
Total current assets	29,678	38,241
Property and equipment:
Internal-use software	1,172	—
Equipment	1,482	1,421
Leasehold improvements	110	110
Furniture and fixtures and other	104	23
Property and equipment	2,868	1,554
Less accumulated depreciation and amortization	1,045	850
Property and equipment, net	1,823	704
Other assets:
Operating lease assets	461	670
Other assets	849	19
Intangible assets, net of accumulated amortization of $8,488 in 2023 and $8,372 in 2022	148	264
Goodwill	8,362	8,362
Deferred tax assets	97	116
Noncurrent assets held for sale	—	3,329
Total assets	$41,418	$51,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$712	$1,446
Accrued and other expenses	2,448	2,541
Lease payable, current	188	217
Deferred revenue, current	3,400	3,653
Current liabilities held for sale	—	5,595
Total current liabilities	6,748	13,452
Lease payable, long-term	273	455
Deferred revenue, long-term	974	393
Deferred tax	6	6
Noncurrent liabilities held for sale	—	2,497
Total liabilities	8,001	16,803
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 60,000,000 shares; issued 26,540,030 in 2023 and 25,446,407 in 2022. Outstanding 26,354,199 in 2023 and 25,260,576 in 2022	265	254
Additional paid-in capital	306,250	302,899
Accumulated deficit	(271,683)	(266,836)
Treasury stock at cost, 185,831 shares in 2023 and 2022	(1,415)	(1,415)
Total stockholders’ equity	33,417	34,902
Total liabilities and stockholders’ equity	$41,418	$51,705

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022
	(in thousands except per share data)
Revenue:
Products	$9,930	$12,620
Services	7,388	7,182
Total revenue	17,318	19,802
Cost of Revenue:
Products	1,387	1,658
Services	1,060	1,217
Amortization and depreciation	86	108
Total cost of revenue	2,533	2,983
Gross profit	14,785	16,819
Operating expenses:
Engineering and product development	5,161	5,493
Marketing and sales	7,740	10,790
General and administrative	9,324	10,517
Amortization and depreciation	249	217
Total operating expenses	22,474	27,017
Loss from operations	(7,689)	(10,198)
Other income (expense)
Interest expense	(16)	(10)
Interest income	729	213
Other	(14)	(39)
Other income, net	699	164
Loss before income tax expense	(6,990)	(10,034)
Benefit (provision) for income taxes	(20)	116
Loss from continuing operations	(7,010)	(9,918)
Income (loss) from discontinued operations	2,163	(3,738)
Net loss and comprehensive loss	$(4,847)	$(13,656)
Net loss per share:
Loss from continuing operations, basic and diluted	$(0.27)	$(0.39)
Loss from discontinued operations, basic and diluted	0.08	(0.15)
Net loss per share, basic and diluted	$(0.19)	$(0.54)
Weighted average number of shares used in computing net loss per share:
Basic	25,613	25,202
Diluted	25,613	25,202

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity

Balance at December 31, 2021	25,326,086	$253	$300,859	$(253,180)	$(1,415)	$46,517
Issuance of common stock relative to vesting of restricted stock, net of 150 shares forfeited for tax obligations	725	—	—	—	—	—
Issuance of common stock pursuant to stock option plans	73,500	1	206	—	—	207
Issuance of common stock pursuant to employee stock purchase plan	46,096	—	148	—	—	148
Stock-based compensation	—	—	1,686	—	—	1,686
Net loss	—	—	—	(13,656)	—	(13,656)
Balance at December 31, 2022	25,446,407	$254	$302,899	$(266,836)	$(1,415)	$34,902
Issuance of common stock, net of issuance costs of $338	1,057,814	11	1,955	—	—	1,966
Issuance of common stock pursuant to stock option plans	35,809	—	80	—	—	80
Stock-based compensation	—	—	1,316	—	—	1,316
Net loss	—	—	—	(4,847)	—	(4,847)
Balance at December 31, 2023	26,540,030	$265	$306,250	$(271,683)	$(1,415)	$33,417

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2023	2022
	(in thousands)
Cash flow from operating activities:
Net loss	(4,847)	$(13,656)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale of business	(2,592)	—
Amortization	170	211
Depreciation	239	310
Non-cash lease expense	462	708
Bad debt provision	177	732
Stock-based compensation expense	1,316	1,686
Deferred tax	20	(116)
Other, net	(1)	9
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	419	(739)
Inventory	1,489	(1,218)
Prepaid and other assets	840	1,152
Accounts payable	(811)	(806)
Accrued and other expenses	(1,554)	(961)
Lease liabilities	(484)	(767)
Deferred revenue	193	665
Total adjustments	(117)	866
Net cash provided by (used for) operating activities	(4,964)	(12,790)
Cash flow used for investing activities:
Proceeds from sale of business, net of transaction costs	4,539	—
Additions to patents, technology and other	—	(10)
Additions to property and equipment	(922)	(524)
Capitalization of internal-use software development costs	(342)	—
Net cash provided by (used for) investing activities	3,275	(534)
Cash flow from financing activities:
Issuance of common stock for cash, net	1,966	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	148
Issuance of common stock pursuant to stock option plans	80	207
Net cash provided by financing activities	2,046	355
Increase (decrease) in cash and cash equivalents	357	(12,969)
Cash and cash equivalents, beginning of year	21,313	34,282
Cash and cash equivalents, end of year	$21,670	$21,313
Supplemental disclosure of cash flow information:
Interest paid	$16	$9
Taxes paid	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,011

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Organization and Business

Unless otherwise noted, all amounts presented in these Notes to the Consolidated Financial Statements are in thousands of dollars.  iCAD, Inc. and subsidiaries (the “Company” or “iCAD”) is a global medical technology company providing innovative cancer detection solutions.

As discussed in Note 2, the Company completed the sale of its Xoft business line in October 2023.  Accordingly, the Company now operates in one segment: Cancer Detection (“Detection”). The Detection segment solutions include advanced artificial intelligence and image analysis workflow solutions that enable healthcare professionals to better serve patients by identifying pathologies and pinpointing the most prevalent cancers earlier, a comprehensive range of high-performance, upgradeable computer-aided detection systems and workflow solutions for digital breast tomosynthesis, full-field digital mammography, magnetic resonance imaging and computed tomography.  The Company’s commercial products are cleared with the United States Food and Drug Administration and various global regulatory agencies. The Company sells its products throughout the world through its direct sales organization as well as through various OEM partners, distributors, technology platform partners, and resellers. See Note 15 of these consolidated financial statements for segment, major customer and geographical information.

The Company maintains its headquarters and a separate manufacturing facility in Nashua, New Hampshire and an office in Lyon, France.

Note 2 – Discontinued Operations

On  October 22, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among (i) the Company, Xoft Solutions, LLC, a Delaware limited liability company, and Xoft, Inc., a Delaware corporation, each a wholly owned subsidiary of the Company (collectively with the Company, the “Sellers” and each, a “Seller”), and (ii) Elekta Inc., a Georgia corporation, and Nucletron Operations B.V., a company organized under the laws of the Netherlands (together, “Buyers” and each a “Buyer”), pursuant to which the Company agreed to transfer to the Buyers substantially all of the assets and liabilities primarily related to the Company’s Xoft business lines (the “Business”), including with respect to employees, contracts, intellectual property and inventory, for total cash consideration of approximately $5.76 million dollars from the Buyers to the Company, and the assumption by Buyers of all liabilities relating to the Business (the “Transaction”). This payment is guaranteed by Elekta AB, a company organized under the laws of Sweden, the ultimate parent company of the Buyers.  In accordance with the Purchase Agreement, the Company received a cash payment of approximately $5 million in November 2023 with the remaining $0.7 million held in escrow for a period of 15 months following October 22, 2023.  The escrow balance is reflected in the caption Other assets in the long-term section of the Company's Consolidated Balance Sheet as of December 31, 2023.

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

The Business, which had previously been presented as a separate reporting segment, meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from discontinued operations (in thousands):

	For the period ended October 22,	For the year ended December 31,
	2023	2022
Revenue	$4,804	$8,142
Total cost of sales	2,580	5,152
Gross profit	$2,224	$2,990
Total operating expenses	2,653	6,728
Pre-tax loss from operations of discontinued business	(429)	(3,738)
Provision for income taxes	—	—
Loss from operations of discontinued business	$(429)	$(3,738)
Gain on sale of discontinued operations	2,592	—
Provision for income taxes on gain on sale	—	—
Income (loss) from discontinued operations, net of tax	$2,163	$(3,738)

The following table summarizes the assets and liabilities held for sale in the Company's Consolidated Balance Sheets (in thousands):

December 31, 2022
Assets
Accounts receivable, net of allowance for credit losses	$3,129
Inventories, net	3,335
Prepaid expenses and other current assets	1,070
Total current assets held for sale	$7,534
Net property and equipment	$370
Operating lease assets	2,691
Other assets	268
Total noncurrent assets held for sale	$3,329
Liabilities
Accounts payable	$527
Accrued and other expenses	2,140
Lease payable - current portion	365
Deferred revenue - current portion	2,563
Total current liabilities held for sale	$5,595
Lease payable, net of current	2,348
Deferred revenue, net of current	149
Noncurrent liabilities held for sale	$2,497

Total operating expenses presented in the table above exclude amounts that had previously been allocated to the Business for certain shared marketing expenses.  The previously allocated amounts were less than $0.1 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.  The previously allocated expenses are included in the Marketing and sales line for all periods presented in the Condensed Consolidated Statements of Operations.

The Business is included in the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022.  The Business generated less than $0.1 million of cash during the year ended December 31, 2023, primarily for operating activities.  Estimated cash used by the Business during the year ended December 31, 2022 was approximately $3.6 million, primarily for operating activities.

Note 3 – Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, iCAD France, LLC.  As described in Note 2, the Company completed the sale of the Xoft business line in October 2023.  Accordingly, the applicable assets and liabilities of the Xoft business have been classified as held for sales in the Consolidated Balance Sheet for periods prior to the date of sale, and the results of its operations for all periods presented are reflected as discontinued operations in the Consolidated Statements of Operations.  Unless otherwise indicated, all disclosures and amounts in the Notes to the Consolidated Financial Statements relate to the Company's continuing operations.   All material inter-company transactions and balances have been eliminated in consolidation.

Risk and Uncertainty

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. As a provider of devices and services to the health care industry, the Company believes its operations have been materially affected in all periods presented. While the worst of the disruptions appear to have subsided as of December 31, 2023, the Company continues to be impacted by slowness in the overall economic recovery. The Company’s expected results for future periods could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.

In late February 2022, Russian military forces launched significant military action against Ukraine. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated.

Sustained conflict and disruption in these regions has continued through December 31, 2023 and beyond. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the fiscal year ended 2023, approximately 10% of the Company’s total revenue was derived from customers located in Europe.

Cash and cash equivalents

The Company defines cash and cash equivalents as all bank accounts, money market funds, deposits and other money market instruments with original maturities of 90 days or less and which are unrestricted as to timing or method of withdrawal. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per depositor.  The money market investment account as described in Note 5 is not exposed to the federally insured limit as it is not a deposit account.  As of December 31, 2023, the Company held cash at financial institutions in excess of the federally insured limit. Historically, the Company has not experienced any losses related to these balances.

Financial instruments

Financial instruments consist of cash and cash equivalents, trade accounts receivable, contract assets, accounts payable, accrued and other expenses and notes payable. Due to their short-term nature and market rates of interest, the carrying amounts of the financial instruments approximated fair value as of December 31, 2023 and 2022.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are customer obligations due under normal trade terms. Credit limits are initially established through a process of reviewing the financial history and stability of each customer and the Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral. Included in accounts receivable at December 31, 2023 are unbilled receivables of approximately $0.9 million which are scheduled to be invoiced primarily in 2024.  Unbilled receivables of approximately $0.2 million were included in accounts receivable as of December 31, 2022.  The unbilled receivables result primarily from the Company's sale of term licenses, which often provide for annual billing over a term of one to three years, where revenue is recognized upon delivery of a license with non-cancellable terms.

As described in Note 4, the Company adopted new accounting guidance effective January 1, 2023 that impacted its approach to calculating expected losses on its Accounts receivable balances.  The Company maintains an allowance for expected credit losses associated with its Accounts receivable balance.  The Company uses an expected credit loss model that uses historical loss rates of its accounts receivable for the previous twelve months as well as expectations about the future where the Company has been able to develop forecasts to support its estimates.  Using the outputs of the model, the Company’s policy is to maintain allowances for potential losses.  An amount is written off against the allowance for credit losses after all attempts to collect the receivable have failed. Based on the information available, the Company believes the allowance for credit losses as of  December 31, 2023 and 2022 is adequate.

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

Upon the sale of its former Xoft business, the Company has one reporting unit: Detection.

The Company performs an annual impairment assessment as of  October 1 of each year by comparing the fair value of its reporting unit to its carrying value as of this date. The Company records an impairment charge if such an assessment were to indicate that the fair value of its reporting unit was less than the carrying value. When the Company evaluates potential impairments outside of its annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. For 2023, the fair value of the reporting unit was based on the Company's market capitalization as of October 1, 2023, which was in excess of the carrying value of the reporting unit.  Accordingly, the Company concluded that no impairment charges were required. For years prior to 2023, the Company used the following approach in assessing fair value of its reporting unit.

Fair value of the reporting unit is based on a weighting of the income approach and the market approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The Company uses internal forecasts to estimate future cash flows and includes estimates of long-term future growth rates based on our most recent views of the long-term forecast for each segment. Accordingly, actual results can differ from those assumed in our forecasts. Discount rates are derived from a capital asset pricing model and by analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts.

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

The Company corroborates the total fair values of the reporting unit using a market capitalization approach since it now operates with only one reporting unit. The blend of the income approach and market approach is more closely aligned to the Company's business profile, including markets served and products available. In addition, required rates of return, along with uncertainties inherent in the forecast of future cash flows, are reflected in the selection of the discount rate. Equally important, under the blended approach, reasonably likely scenarios and associated sensitivities can be developed for alternative future states that may not be reflected in an observable market price. The Company assesses each valuation methodology based upon the relevance and availability of the data at the time the valuation is performed and weights the methodologies appropriately.

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

The Company did not record any impairment charges on its long-lived assets for the years ended December 31, 2023 or December 31, 2022.

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

ASC 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions. There were no impairment indicators identified during the year ended December 31, 2023 that would require impairment testing of the Company’s right-of-use assets.

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

Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products or services and the amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products or services and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.  The Company’s revenue contracts with customers may include promises to transfer multiple products and services to a customer.

The Company applies the following five steps to guide revenue recognition:

1)

Identify the contract(s) with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the products or services to be transferred and identifies the payment terms related to those products or services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for products or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company’s contracts are typically in the form of a purchase order. For certain large customers, the Company may also enter into master service agreements that define general terms but are not customer commitments to purchase until coupled with a purchase order. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or published credit and financial information pertaining to the customer.

2)

Identify the performance obligations in the contract—Performance obligations promised in a contract are identified based on the products or services that will be transferred. A product or service is distinct if both a) the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and b) is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised products or services, the Company must apply judgment to determine whether the products or services meet the criteria to be distinct. If these criteria are not met the promised products or services are accounted for as a combined performance obligation. While the Company does not typically sell options to purchase products or services at a predetermined price, doing so would represent a material right and require analysis to determine if the material right is a distinct performance obligation.

3)

Determine the transaction price—The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

4)

Allocate the transaction price to the performance obligations in the contract—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative Stand-alone Sales Price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct product or service that forms part of a performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)

Recognize revenue when (or as) the Company satisfies a performance obligation—The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

The Company recognizes revenue from its contracts with customers primarily from the sale of products and from the sale of services. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For iCAD’s typical product revenue, control typically transfers upon shipment as title and risk of loss have passed to the customer. Services and supplies are considered to be transferred as the services are performed or over the term of the service or supply agreement. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Perpetual software licenses are accounted for as a single performance obligation and revenue is recognized at the point in time when ownership is transferred to the customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of revenue. The Company continues to provide for estimated warranty costs on original product warranties at the time of sale.

Goods and Services Classifications

Products. Product revenue consists of sales of cancer detection perpetual or term licenses. The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

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

For all of contracts, payment terms are generally net 30 from the time of invoicing and consideration is fixed in nature.  If the Company were to offer extended payment terms, it would assess whether a significant financing component existed.

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

Sales and Other Similar Taxes

The Company excludes sales taxes and similar taxes from the measurement of the transaction price.

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

Engineering and Product Development Costs and Capitalized Internal-Use Software Costs

Engineering and product development costs relate to research and development efforts including Company sponsored clinical trials are expensed as incurred.  Capitalized costs include payroll and payroll-related costs for employees and external consulting fees in the Company’s development directly associated with the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project and capitalization continues during the application development stage. Capitalization ends when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred. When placed into service, the Company amortizes completed internal-use software to cost of revenue over its estimated useful life.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended  December 31, 2023 and 2022 was approximately $0.2 million and $0.4 million, respectively.

Income Taxes

The Company follows the liability method under ASC Topic 740 “Income Taxes”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns.  As of December 31, 2023 and December 31, 2022, the Company has provided a valuation allowance for its U.S. federal and state net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards.  As of December 31, 2023 and 2022, the Company has not provided a valuation allowance for its foreign net operating loss carryforward.  Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes. See note 13 of these consolidated financial statements for detailed information.

Note 4 – Recently Issued Accounting Standards

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

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the disclosure requirements related to the new standard.

Note 5 – Fair Value Measurements

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Fair Value Measurements (in thousands) as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,475	$—	$—	$15,475
Total Assets	$15,475	$—	$—	$15,475

Fair Value Measurements (in thousands) as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,067	$—	$—	$15,067
Total Assets	$15,067	$—	$—	$15,067

There were no Level 3 instruments measured at fair value at December 31, 2023 or December 31, 2022.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. There were no items measured at fair value on a nonrecurring basis as of or during the years ended December 31, 2023 and 2022.

Note 6 – Revenue

Disaggregation of Revenue

The following tables presents the Company’s revenues disaggregated by major product or service line, timing of revenue recognition and sales channel, reconciled to its reportable segments (in thousands).

	Years ended December 31,
	Reportable Segments
	Detection
	2023	2022
Major Product/Service Lines
Products	$9,930	$12,620
Services	7,388	7,182
	$17,318	$19,802
Timing of Revenue Recognition
Goods transferred at a point in time	$8,015	$12,545
Services transferred over time	9,303	7,257
	$17,318	$19,802
Sales Channels
Direct sales force	$11,634	$12,468
OEM partners	5,684	7,334
	$17,318	$19,802

Contract Balances

Contract liabilities are a component of deferred revenue, current contract assets are a component of prepaid and other assets and non-current contract assets are a component of other assets. The following table provides information about receivables, current and non-current contract assets, and contract liabilities from contracts with customers (in thousands).

	Balance at December 31, 2023	Balance at December 31, 2022	Balance at December 31, 2021

Receivables, which are included in ‘Trade accounts receivable’	$6,392	$5,769	$4,263
Current contract assets, which are included in “Prepaid and other assets”	$—	$748	$1,895
Non-current contract assets, which are included in “other assets”	$157	$15	$844
Contract liabilities, which are included in “Deferred revenue”	$4,374	$4,046	$3,621

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

Contract liabilities, or deferred revenue from contracts with customers, is primarily composed of fees related to long-term service arrangements, which are generally billed in advance. Deferred revenue also includes payments for installation and training that has not yet been completed and other offerings for which the Company has been paid in advance and earns the revenue when it transfers control of the product or service.

Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance at beginning of period	$4,046	$3,621
Deferral of revenue	7,669	8,546
Recognition of deferred revenue	(7,341)	(8,121)
Balance at end of period	$4,374	$4,046

The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) in the amounts of approximately $3.4 million over the next 12 months. The remainder of the balances is expected to be recognized over the next two to three years.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year.  As of and for the years ending December 31, 2023 and 2022, there were no such assets.

Note 7 – Net Loss per Common Share

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

A summary of the Company’s calculation of net loss per share is as follows (in thousands, except per share amounts):

	2023	2022
Loss from continuing operations	$(7,010)	$(9,918)
Income (loss) from discontinued operations	2,163	(3,738)
Net loss	$(4,847)	$(13,656)
Basic shares used in the calculation of earnings per share	25,613	25,202
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—
Diluted shares used in the calculation of earnings per share	25,613	25,202
Net loss per share (Basic and Diluted):
Loss from continuing operations	$(0.27)	$(0.39)
Income (loss) from discontinued operations	0.08	(0.15)
Net loss per share (Basic and Diluted)	$(0.19)	$(0.54)

The following table summarizes the number of shares of common stock options that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	Year Ended December 31,
	2023	2022
Common stock options	2,897,663	2,610,659

Note 8 – Accounts Receivable Reserves

The rollforward of the Company’s allowance for credit losses related to its accounts receivable for the years ended December 31 is as follows (in thousands):

	2023	2022
Balance at beginning of period	$100	$97
Additions charged to costs and expenses	177	77
Reductions	—	(74)
Balance at end of period	$277	$100

Note 9 – Inventories

Inventory balances at  December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$583	$1,427
Work in process	55	184
Finished Goods	324	488
Inventory Gross	962	2,099
Inventory Reserve	(45)	(45)
Inventory Net	$917	$2,054

Note 10 – Goodwill and Intangible assets

At December 31, 2023 and 2022, all of the Company’s goodwill of $8,362,000 is allocated to its single reporting unit: Detection. There were no additions, impairments or other changes to the Company’s goodwill balance for either of the years ended December 31, 2023 or 2022.

Amortization expense related to intangible assets was approximately $116,000 and $128,000 for the years ended December 31, 2023 and 2022, respectively.  Within Patents and licenses in the table below are amounts for pending patents which are not amortized until the issuance of the patent by the patent office (in thousands).

			Weighted
			average
			useful life
	2023	2022	(in years)
Gross Carrying Amount
Patents and licenses	$626	$626	5
Technology	7,477	7,477	10
Customer relationships	272	272	7
Tradename	261	261	10
Total amortizable intangible assets	8,636	8,636
Accumulated Amortization
Patents and licenses	$540	$537
Technology	7,471	7,387
Customer relationships	217	189
Tradename	260	259
Total accumulated amortization	8,488	8,372
Total amortizable intangible assets, net	$148	$264

Estimated remaining amortization of the Company’s intangible assets is as follows (in thousands):

Estimated
For the years ended	amortization
December 31:	expense
2024	30
2025	29
2026	1
2027	1
2028 and thereafter	87
$148

Included within the line item "2028 and thereafter" above are amounts associated with pending patents which are not amortized until the issuance of the patent by the patent office.

Note 11 – Accrued and Other expenses

Accrued and other expenses consist of the following at December 31 (in thousands):

	2023	2022
Accrued salary and related expenses	$952	$725
Accrued accounts payable	1,036	1,307
Accrued professional fees	227	400
Accrued royalties and related	213	56
Other accrued expenses	20	53
	$2,448	$2,541

Note 12 – Leases

The Company has leases for office space, office equipment, and a warehouse. The leases expire at various dates through 2027.  In November 2022, the Company extended the term of its Nashua, NH office lease, resulting in an increase of approximately $0.6 million to its right of use asset and related liability.  In January 2024, in anticipation of the March 2024 end date of its leased warehouse in Nashua, NH, the Company entered into a 36 month lease for a new warehouse beginning February 1, 2024 through 2027.  The new warehouse space, also in Nashua, NH, is for approximately 3,000 square feet with annual rent payments totaling approximately $46,000 for the duration of the lease. The tables below are presented in thousands, unless otherwise noted.

		Year Ended December 31,
Lease Cost	Classification	2023	2022
Operating lease cost - Right of Use	Operating expenses	$247	$209
Operating lease cost - Variable Costs	Operating expenses	51	66
Total		$298	$275

	Year Ended December 31,
	2023	2022
Cash paid for operating cash flows from operating leases	$257	$242

	As of December 31,
	2023	2022
Weighted-average remaining lease term of operating leases (in years)	1.92	2.52
Weighted-average discount rate for operating leases	6.79%	6.79%

Maturities of the Company’s lease liabilities as of December 31, 2023 were as follows (in thousands):

Year Ended December 31:	Total
2024	219
2025	204
2026	85
Total lease payments	508
Less: effects of discounting	(47)
Total lease liabilities	461
Less: current portion of lease liabilities	(188)
Long-term lease liabilities	$273

Note 13 – Stockholders’ Equity

(a) Financing Activity

On  August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC whereby the Company, at its discretion,  may issue and sell up to $25 million of shares of the Company's common stock, from time to time, by any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Securities Act, or any method specified in the Sales Agreement.  During the year ended  December 31, 2023, the Company sold 1,057,814 shares of its common stock at a weighted average price of $2.18 per share resulting in cash proceeds of $2.0 million, net of issuance costs, pursuant to the Sales Agreement.  Subsequent to December 31, 2023, the Company has not sold additional shares of its common stock.

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

At the Company’s 2021 annual meeting, the 2016 Plan was amended to increase the number of shares of common stock available thereunder from 2,600,000 to 4,700,000. At December 31, 2023, there were 882,176 shares available for issuance under the 2016 Plan.

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Term
	Shares	Exercise Price	(in years)
Outstanding, December 31, 2022	2,610,992	$7.54	3.76
Granted	1,467,574	$1.81
Exercised	(35,809)	$2.24
Forfeited	(1,145,094)	$5.35
Outstanding, December 31, 2023	2,897,663	$5.57	5.45
Exercisable at December 31, 2022	1,906,189	$7.59
Exercisable at December 31, 2023	1,593,935	$8.08

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$2	$3
Engineering and product development	222	220
Marketing and sales	308	518
General and administrative expense	784	945
	$1,316	$1,686

As of December 31, 2023, there was approximately $1.3 million of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 1.8 years.

During the first quarter of the year ended December 31, 2023, the Company recorded incremental stock-based compensation of approximately $0.23 million as a result of modifications of certain stock option awards.  The modifications related to extending the contractual life of certain stock options by five years for four grantees whose awards were scheduled to expire during 2023.  In addition, the amount of time to exercise vested stock options upon termination for one grantee was extended from 60 days to 24 months.

Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Year Ended December 31,
	2023	2022
Average risk-free interest rate	4.36%	2.29%
Expected dividend yield	None	None
Expected life (in years)	2.9	3.5
Expected volatility	72.69 - 134.37%	66.30 - 72.04%
Weighted average fair value	$0.98	$2.33

The Company’s 2023 and 2022 average expected volatility and average expected life is based on the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a term most closely approximating the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

Intrinsic values of options (in thousands) and the closing market price used to determine the intrinsic values are as follows:

Intrinsic value of stock options

	Year Ended December 31,
	2023	2022
Outstanding	$252	$—
Exercisable	$30	$—
Exercised	$2	$—
Company’s stock price at December 31	$1.77	$1.83

As of December 31, 2022, the exercise price of all outstanding stock options was higher than the Company's closing stock price.  Accordingly, the intrinsic value is zero in the table above.

(c) Employee Stock Purchase Program:

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

The Company issued zero and 46,096 shares of common stock under the ESPP for the years ended December 31, 2023 and 2022, respectively. There are 836,824 shares of Company common stock reserved for issuance under the ESPP as of December 31, 2023.  In October 2022, the Company suspended the ESPP such that the accumulation period from October 1, 2022 through December 31, 2022 and beyond will not occur.

Note 14 – Income Taxes

Income Taxes

The components of income tax expense for the years ended December 31 are as follows (in thousands):

	2023	2022
Current provision:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Deferred provision:
Federal	$1	$—
State	—	—
Foreign	19	(116)
	$20	$(116)
Total	$20	$(116)

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31 is as follows:

	2023	2022
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.7%	2.5%
Net state impact of deferred rate change	0.2%	(1.0)%
Stock compensation expense	(4.2)%	(0.7)%
Other permanent differences	(0.6)%	(0.4)%
Change in valuation allowance	0.6%	(13.7)%
Tax credits	0.5%	2.0%
Accrual to tax return	0.2%	0.0%
Foreign Rate Differential	0.0%	0.0%
True Ups - NOL Expiration/162(m) limits	(21.8)%	(8.9)%
Other	0.3%	0.0%
Effective income tax	(0.1)%	0.8%

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

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company has fully reserved the U.S. net deferred tax assets, as it is more likely than not that the deferred tax assets will not be utilized. The Company has not reserved the foreign net deferred tax assets, as it is more likely than not that the deferred tax assets will be utilized. Deferred tax assets (liabilities) are composed of the following at  December 31, 2023 and 2022 (in thousands):

	2023	2022
Inventory (Section 263A)	$97	$311
Inventory reserves	15	61
Bad debt reserves	68	215
Other accruals	242	813
Deferred revenue	549	129
Accumulated depreciation/amortization	—	17
Stock options	1,127	1,108
Developed technology	205	976
Tax credits	4,480	4,427
NOL carryforward	38,263	38,234
Lease Liability	113	792
Section 174 R&D	2,425	1,749
Deferred tax assets	47,584	48,832
Valuation allowance	(47,364)	(47,930)
Right of Use Asset	(113)	(786)
Accumulated depreciation/amortization	(10)	—
Goodwill tax amortization	(7)	(6)
Net deferred tax asset (liability)	$90	$110

The decrease in the net deferred tax assets and corresponding valuation allowance during the year ended  December 31, 2023 is primarily attributable to the expiration of certain net operating loss and credit carryforwards.

As of December 31, 2023, the Company has federal net operating loss carryforwards totaling approximately $158.4 million. Federal net operating loss carryforwards totaling $109.8 million will expire at various dates from 2024 and 2037. The remaining $48.6 million of the federal net operating losses generated since December 31, 2017 can be carried forward indefinitely. As of December 31, 2023, the Company has provided a valuation allowance for its federal and state net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards. As of December 31, 2023, the Company has foreign net operating loss carryforwards totaling approximately $0.4 million. As of December 31, 2022, the Company has not provided a valuation allowance for its foreign net operating loss carryforward. In the event of a deemed change in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

The Company currently has approximately $4.6 million in net operating losses that are subject to limitations related to its former Xoft business line. Approximately $656,000 can be used annually through 2029. The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities totaling approximately $4.5 million. The credits expire in various years through 2042. The Company has additional tax credits of $1.4 million related to Xoft which have been fully reserved for and as a result no deferred tax asset has been recorded. These credits expire in various years through 2030.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2023 and 2022. The Company files United States federal and various state income tax returns. The Company also files tax returns in France. Generally, the Company’s three preceding tax years remain subject to examination by federal and state taxing authorities. The Company is not under examination by any other federal or state jurisdiction for any tax year.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2023 will significantly change within the next 12 months.

Note 15 – Segment Reporting

(a) Segment Reporting

The Company manages and operates as one business: Detection, which consists of the Company's advanced image analysis and workflow products.  The business operations are managed by a single executive leadership team, which is led by the chief executive officer, who the Company has concluded is the Chief Operating Decision Maker ("CODM").  The Company does not operate separate lines of business with respect to any of its products nor does it prepare discrete financial information with respect to any of its products.  The Company does not track its assets by operating segment and the CODM does not use asset information to allocate resources or make operating decisions. Accordingly, the Company views its business as one reportable operating segment with operations in the US and outside of the US.

(b) Geographic Information

The Company’s sales are made to customers and distributors of mammography medical equipment. Outside of the US, revenues to a single country did not exceed 10% of total revenue in any year. Total revenues outside the US were approximately $2.3 million or 13% of total revenue in 2023 and $3.3 million or 17% of total revenue in 2022

As of December 31, 2023 and 2022, the Company had outstanding receivables of $0.8 million and $1.5 million, respectively, from distributors and customers of its products who are located outside of the U.S.

	Percent of Export sales
Region	2023	2022
Europe	10%	11%
All other	3%	6%
Total	13%	17%
Total Export Revenue	$2,333	$3,312

Significant export sales in Europe are as follows:

	Percent of Export sales
Region	2023	2022
France	64%	52%
Belgium	13%	10%
Italy	6%	12%
Germany	4%	8%
Switzerland	4%	9%
All other	9%	9%

(c) Major Customers

The Company had one major OEM customer, GE Healthcare, with revenues of approximately $3.8 million in 2023  and $4.4 million in 2022, or 22% of total revenues in each period. Cancer detection products are also sold through OEM partners other than GE Healthcare. For the year ended December 31, 2023, no OEM partner other than GE Healthcare represented more than 5% of total revenue. OEM partners in total composed approximately 32% of total revenue for the year ended December 31, 2023 and 29% of total revenue for the year ended December 31, 2022 . The Company also had one major direct customer with revenues of approximately $1.4 million, or 8% of total revenue for year ended December 31, 2023 and $0.8 million, or 4% of total revenue for the year ended December 31, 2022.

OEM partners represented $1.6 million or 28% of outstanding receivables as of December 31, 2023, with GE Healthcare accounting for $1.2 million or 74% of this amount. The largest direct customer represents $1.5 million or 27% of outstanding receivables as of December 31, 2023. These customers in total represented $3.2 million or 55% of outstanding receivables as of December 31, 2023.

Note 16 – Commitments and Contingencies

(a) Purchase Commitments

The Company has non-cancelable purchase orders with key suppliers executed in the normal course of business that total approximately $0.7 million.

(b) Employment Agreements

The Company has entered into employment agreements with certain executives and key employees. The employment agreements provide for minimum severance payments, performance-based annual bonus compensation, and accelerated vesting of equity awards upon certain provisions, as defined in their respective agreements, in the event that their employment is terminated without cause and/or upon change in control.

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

(d) Legal Matters

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

Note 17 – Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 90% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. The Company makes a safe harbor matching contribution of 100% of every dollar contributed, not to exceed 3% of participants’ eligible wages. The Company contributed approximately $0.4 million and $0.6 million during the years ended December 31, 2023 and 2022, respectively.

Note 18 – Subsequent Events

As more fully described in Note 12, in January 2024, in anticipation of the March 2024 end date of its leased warehouse in Nashua, NH, the Company entered into a 36 month lease for a new warehouse beginning February 1, 2024 through 2027. The Company has evaluated all other events and transactions subsequent to the balance sheet date to the date of filing and is not aware of any events or transactions that occurred subsequent to the balance sheet date that would require recognition or disclosure in the consolidated financial statements.