Form 10-Q
period 2024-03-31
ICAD INC
filed 2024-05-15
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of the close of business on May 13, 2024, there were 26,540,030 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$20,284	$21,670
Trade accounts receivable, net of allowance for credit losses of $298 and $277 as of March 31, 2024 and December 31, 2023, respectively	6,515	6,392
Inventory, net	750	917
Prepaid expenses and other current assets	1,495	699
Total current assets	29,044	29,678
Property and equipment, net of accumulated depreciation of $1,136 and $1,045 as of March 31, 2024 and December 31, 2023, respectively	1,938	1,823
Operating lease assets	522	461
Other assets	299	849
Intangible assets, net of accumulated amortization of $8,500 and $8,488 as of March 31, 2024 and December 31, 2023, respectively	136	148
Goodwill	8,362	8,362
Deferred tax assets	94	97
Total assets	$40,395	$41,418
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$635	$712
Accrued and other expenses	1,755	2,448
Lease payable—current portion	216	188
Deferred revenue—current portion	3,554	3,400
Total current liabilities	6,160	6,748
Lease payable, net of current	306	273
Deferred revenue, net of current	1,462	974
Deferred tax	7	6
Total liabilities	7,935	8,001

Commitments and Contingencies (Notes 9 and 12)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 26,540,030 as of both March 31, 2024 and December 31, 2023, respectively; outstanding 26,354,199 as of both March 31, 2024 and December 31, 2023, respectively.	265	265
Additional paid-in capital	306,515	306,250
Accumulated deficit	(272,905)	(271,683)
Treasury stock at cost, 185,831 shares as of both March 31, 2024 and December 31, 2023	(1,415)	(1,415)
Total stockholders’ equity	32,460	33,417
Total liabilities and stockholders’ equity	$40,395	$41,418

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Products	$3,102	$2,460
Services	1,852	1,874
Total revenue	4,954	4,334
Cost of revenue:
Products	480	425
Services	321	345
Amortization and depreciation	40	21
Total cost of revenue	841	791
Gross profit	4,113	3,543
Operating expenses:
Engineering and product development	1,507	1,516
Marketing and sales	2,082	2,360
General and administrative	1,902	2,853
Amortization and depreciation	63	54
Total operating expenses	5,554	6,783
Loss from operations	(1,441)	(3,240)
Other income/ (expense):
Interest expense	—	—
Interest income	203	151
Other income (expense), net	20	3
Other income (expense), net	223	154
Loss before provision for income taxes	(1,218)	(3,086)
Provision for income taxes	(4)	(5)
Loss from continuing operations	(1,222)	(3,091)
Loss from discontinued operations, net of tax	—	(687)
Net loss and comprehensive loss	$(1,222)	$(3,778)
Net loss per share:
Loss from continuing operations, basic and diluted	$(0.05)	$(0.12)
Loss from discontinued operations, basic and diluted	$—	$(0.03)
Net loss per share	$(0.05)	$(0.15)
Weighted average number of shares used in computing loss per share:
Basic and diluted	26,354	25,261

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	For the three months ended March 31, 2024
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2023	26,540,030	$265	$306,250	$(271,683)	$(1,415)	$33,417
Stock-based compensation	—	—	265	—	—	265
Net loss	—	—	—	(1,222)	—	(1,222)
Balance at March 31, 2024	26,540,030	$265	$306,515	$(272,905)	$(1,415)	$32,460

	For the three months ended March 31, 2023
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2022	25,446,407	$254	$302,899	$(266,836)	$(1,415)	$34,902
Stock-based compensation	—	—	586	—	—	586
Net loss	—	—	—	(3,778)	—	(3,778)
Balance at March 31, 2023	25,446,407	$254	$303,485	$(270,614)	$(1,415)	$31,710

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months ended
	March 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(1,222)	$(3,778)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	12	46
Depreciation	91	78
Non-cash lease expense	60	161
Bad debt provision	21	—
Stock-based compensation	265	586
Deferred tax	4	5
Changes in operating assets and liabilities:
Accounts receivable	(144)	1,517
Inventory	167	523
Prepaid and other assets	(246)	363
Accounts payable	(77)	(120)
Accrued and other expenses	(693)	(468)
Lease liabilities	(60)	(177)
Deferred revenue	642	(264)
Total adjustments	42	2,250
Net cash used for operating activities	(1,180)	(1,528)
Cash flow from investing activities:
Additions to patents, technology and other	—	—
Additions to property and equipment	(106)	(122)
Capitalization of internal-use software development costs	(100)	—
Net cash used for investing activities	(206)	(122)
Decrease in cash and cash equivalents	(1,386)	(1,650)
Cash and cash equivalents, beginning of period	21,670	21,313
Cash and cash equivalents, end of period	$20,284	$19,663
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Right-of-use asset obtained in exchange for operating lease liability	$121	$—

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

(In thousands, except for share and per share data or as noted)

Notes to Condensed Consolidated Financial Statements:

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities. In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2024, the results of operations of the Company for the three months ended March 31, 2024 and 2023, cash flows of the Company for the three months ended March 31, 2024 and 2023, and stockholders’ equity of the Company for the three months ended March 31, 2024 and 2023.

As discussed in Note 2, the Company completed the sale of its Xoft business line on October 23, 2023. Accordingly, the Company now operates in one segment, Cancer Detection ("Detection").  Unless otherwise indicated, all disclosures and amounts in the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations, or its Detection segment.

Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024. The results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any interim or any future period.

Principles of Consolidation and Business Segments

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, iCAD France, LLC. All material inter-company transactions and balances have been eliminated in consolidation.  The Company operates one reporting segment: Cancer Detection (“Detection”). The Detection segment consists of advanced image analysis and workflow products for the detection of cancer.  As discussed in Note 2, the Company completed the sale of its Xoft business line on October 23, 2023.  Unless otherwise indicated, all disclosures and amounts in the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations, or its Detection segment.

Risk and Uncertainty

On  March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. While the worst of the disruptions appear to have subsided as of  March 31, 2024, the Company continues to be impacted by slowness in the overall economic recovery. The Company’s expected results for future periods could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.

In late  February 2022, Russian military forces launched significant military action against Ukraine. In early  October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated.

Sustained conflict and disruption in these regions has continued through  December 31, 2023 and beyond. Economic, civil, military and political uncertainty  may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue  may experience military action and/or civil and political unrest;  may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the three months ended March 31, 2024 and 2023, approximately 18% and 14%, respectively, of the Company’s total revenue was derived from customers located outside the United States.

Recently Issued Accounting Pronouncements

In  November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities.  The new guidance is effective for us beginning with our annual reporting for fiscal year 2024 and for interim period reporting beginning in fiscal year 2025 and will be applied on a retrospective basis. We are evaluating the disclosure requirements related to the new standard.

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

Note 2 – Discontinued Operations

On   October 22, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among (i) the Company, Xoft Solutions, LLC, a Delaware limited liability company, and Xoft, Inc., a Delaware corporation, each a wholly owned subsidiary of the Company (collectively with the Company, the “Sellers” and each, a “Seller”), and (ii) Elekta Inc., a Georgia corporation, and Nucletron Operations B.V., a company organized under the laws of the Netherlands (together, “Buyers” and each a “Buyer”), pursuant to which the Company agreed to transfer to the Buyers substantially all of the assets and liabilities primarily related to the Company’s Xoft business lines (the “Business”), including with respect to employees, contracts, intellectual property and inventory, for total cash consideration of approximately $5.76 million dollars from the Buyers to the Company, and the assumption by Buyers of all liabilities relating to the Business (the “Transaction”). This payment is guaranteed by Elekta AB, a company organized under the laws of Sweden, the ultimate parent company of the Buyers.  In accordance with the Purchase Agreement, the Company received a cash payment of approximately $5 million in  November 2023 with the remaining $0.7 million held in escrow for a period of 15 months following  October 22, 2023. The escrow balance is reflected in the caption Prepaid expenses and other current assets as of March 31, 2024 and in Other assets in the long-term section of the Company's Consolidated Balance Sheet as of  December 31, 2023.

The closing of the Transaction occurred simultaneously with the execution of the Purchase Agreement.

In connection with the Transaction, the parties entered into a transition services agreement pursuant to which the Company will provide certain migration and transition services to facilitate an orderly transition of the operation of the Business to the Buyers during the five-month period following consummation of the Transaction, extendable at the option of the parties.

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

The Business, which had previously been presented as a separate reporting segment, meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from discontinued operations:

Three Months Ended March 31,
2023
Revenue	$1,444
Total cost of sales	858
Gross profit	$586
Total operating expenses	1,273
Provision for income taxes	—
Loss from discontinued operations, net of tax	$(687)

Total operating expenses presented in the table above exclude amounts that had previously been allocated to the Business for certain shared marketing expenses.  The previously allocated amounts were $0.2 million for the three months ended March 31, 2023.  The previously allocated expenses are included in the Marketing and sales line for all periods presented in the Condensed Consolidated Statements of Operations.

The Business is included in the Company's Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023.  Estimated cash provided by the Business during the three months ended March 31, 2023 was approximately $0.4 million, primarily from operating activities and excluding the impact of previously allocated marketing expenses.

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of March 31, 2024

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$16,042	$—	$—	$16,042
Total Assets	$16,042	$—	$—	$16,042

Fair Value Measurements as of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,475	$—	$—	$15,475
Total Assets	$15,475	$—	$—	$15,475

There were no Level 2 or 3 instruments measured at fair value as of  March 31, 2024 or December 31, 2023.

Note 4 - Revenue

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to be entitled to receive in exchange for these goods or services and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.  For the three months ended March 31, 2024, one direct customer accounted for approximately 12% of the Company's total revenue.

Disaggregation of Revenue

The following tables presents the Company’s revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel, reconciled to its reportable segments.

Three months ended March 31, 2024
Major Goods/Service Lines
Products	$3,102
Service contracts	1,852
$4,954
Timing of Revenue Recognition
Goods transferred at a point in time	$2,285
Services transferred over time	2,669
$4,954
Sales Channels
Direct sales force	3,572
OEM partners	1,382
$4,954

Three months ended March 31, 2023
Major Goods/Service Lines
Products	$2,460
Service contracts	1,874
$4,334
Timing of Revenue Recognition
Goods transferred at a point in time	$2,028
Services transferred over time	2,306
$4,334
Sales Channels
Direct sales force	$2,778
OEM partners	1,556
$4,334

Products. Product revenue consists of sales of cancer detection systems and perpetual licenses. The Company also sells cancer detection systems in the form of term licenses which generally commit the customer to a three year, non cancellable subscription with annual billing at the start of each year.  The Company transfers control and recognizes a sale when the product is shipped from the manufacturing or warehousing facility to the customer.

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

Contract balances

	Balance at	Balance at	Balance at
	March 31, 2024	December 31, 2023	December 31, 2022
Receivables, which are included in ‘Trade accounts receivable’	$6,515	$6,392	$5,769
Current contract assets, which are included in “Prepaid and other assets”	$4	$—	$748
Non-current contract assets, which are included in “other assets”	$290	$157	$15
Contract liabilities, which are included in “Deferred revenue”	$5,016	$4,374	$4,046

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

The Company records net contract assets or contract liabilities on a contract-by-contract basis. The Company records a contract asset for unbilled revenue when the Company’s performance is in excess of amounts billed or billable. The Company classifies the net contract asset as either a current or non-current based on the expected timing of the Company’s right to bill under the terms of the contract. The current contract asset balance primarily relates to a net unbilled revenue balance, which the Company expects to be able to bill for within one year. The non-current contract asset balance consists of net unbilled revenue balances with several customer which the Company expects to be able to bill for in more than one year.

Changes in deferred revenue from contracts with customers were as follows:

Three Months
Ended March 31,
2024
Balance at beginning of period	$4,374
Deferral of revenue	2,982
Recognition of deferred revenue	(2,340)
Balance at end of period	$5,016

As of March 31, 2024, the aggregate amount of unsatisfied, or partially satisfied, performance obligations from contracts with customers was $5.0 million. The Company expects to recognize approximately $3.6 million of its remaining performance obligations as revenue over the next 12 months. The remainder of the balance is expected to be recognized over the next two to three years.

Note 5– Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of loss per share is as follows (in 000s, except for Net loss per share):

	Three Months Ended
	March 31,
	2024	2023
Loss from continuing operations	$(1,222)	$(3,091)
Loss from discontinued operations	-	(687)
Net loss	$(1,222)	$(3,778)
Shares used in the calculation of basic and diluted net loss per share	26,354	25,261
Loss per share from continuing operations - basic and diluted	$(0.05)	$(0.12)
Loss per share from discontinued operations - basic and diluted	-	(0.03)
Net loss per share - basic and diluted	$(0.05)	$(0.15)

The shares of the Company’s common stock issuable upon the exercise of stock options that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	March 31,
	2024	2023
Stock options	3,015,924	2,946,470
Total	3,015,924	2,946,470

Note 6 – Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in, first-out (FIFO) method. On a quarterly basis, management reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and estimated sales forecast, which is based on sales history and anticipated future demand. Inventory consisted of the following at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Raw materials	$504	$583
Work in process	50	55
Finished goods	257	324
Inventory gross	811	962
Inventory reserve	(61)	(45)
Inventory net	$750	$917

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

The Company considered indicators of impairment, and there were no triggering events identified, no indication of impairment of the Company’s goodwill and no impairment charges recorded during the three months ended March 31, 2024 or 2023.

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

The Company determined there were no such triggering events during the three months ended March 31, 2024 or 2023.

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

ASC 842 includes a number of reassessment and remeasurement requirements for lessees based on certain triggering events or conditions. There were no impairment indicators identified during the three months ended March 31, 2024 that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for lease components and non-lease components for real estate and equipment leases.

In  January 2024, in anticipation of the  March 2024 end date of its leased warehouse in Nashua, NH, the Company entered into a 36 month lease for a new warehouse beginning  February 1, 2024 through 2027.  The new warehouse space, also in Nashua, NH, is for approximately 3,000 square feet with annual rent payments totaling approximately $46,000 for the duration of the lease.  The new lease includes an option to extend the term for two one year periods.  The Company recorded a right-of-use asset and lease liability upon commencement of the lease for approximately $0.1 million.

Components of Leases:

The Company has leases for office space and office equipment. The leases expire at various dates through 2028.

		Three Months Ended
Lease Cost	Classification	March 31, 2024
Operating lease cost - Right of Use Asset	Operating expenses	$71

Other information related to leases was as follows:

Three Months
Ended March 31, 2024
Cash paid from operating cash flows for operating leases	$71

As of March 31,
2024
Weighted-average remaining lease term of operating leases (years)	2.4
Weighted-average discount rate for operating leases	7.2%

Maturity of the Company’s lease liabilities as of March 31, 2024 was as follows:

2024	$190
2025	250
2026	131
2027	4
Total lease payments	575
Less: effects of discounting	(53)
Total lease liabilities	522
Less: current portion of lease liabilities	216
Long-term lease liabilities	$306

Note 10– Stockholders Equity

Stock-Based Compensation

The Company granted options to purchase 429,328 shares of the Company’s stock during the three months ended March 31, 2024.

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows:

	Three Months Ended
	March 31,
	2024	2023
Cost of revenue	$1	$1
Engineering and product development	56	73
Marketing and sales	62	131
General and administrative	146	381
	$265	$586

During the three months ended March 31, 2023, the Company recorded incremental stock-based compensation of approximately $0.2 million as a result of modifications of certain stock option awards.  The modifications related to extending the contractual life of certain stock options by five years for four grantees whose awards were scheduled to expire during 2023.  In addition, the amount of time to exercise vested stock options upon termination for one grantee was extended from 90 days to 24 months.

As of March 31, 2024, there was approximately $1.2 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 2.14 years.

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended
	March 31,
	2024	2023
Average risk-free interest rate	4.36%	4.19%
Expected dividend yield	None	None
Expected life (average, in years)	3.1	3.0
Expected volatility	83.35%-113.87%	72.69%-77.53%
Weighted average exercise price	$1.52	$2.16
Weighted average fair value	$0.86	$1.14

The Company’s 2024 and 2023 average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

The Company did not grant any shares of restricted stock during the three-months ended March 31, 2024 or 2023.  The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date. The grant date fair value for restricted stock awards is based on the quoted market value of Company stock on the grant date.

A summary of stock option activity for all stock option plans for the period ended March 31, 2024 is as follows:

	Number of	Weighted Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2023	2,897,663	$5.57	$252
Granted	429,328	$1.52
Exercised	—	$—	$—
Cancelled	(311,067)	$9.73
Outstanding as of March 31, 2024	3,015,924	$4.56	$206
Options Exercisable as of December 31, 2023	1,593,935	$8.08	$30
Options Exercisable as of March 31, 2024	1,516,875	$7.18	$26

Note 11– Income Taxes

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which the Company operates and the development of tax planning strategies during the year. As such, there can be significant volatility in interim tax provisions.

Income tax expense was approximately $4,000 and approximately $5,000 for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Note 12 – Commitments and Contingencies

Other Commitments

The Company is obligated to pay approximately $1.2 million for firm purchase obligations to suppliers for future product and service deliverables and $0.4 million for minimum royalty obligations.

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

Note 13 – Restructuring

On March 20, 2023, the Company committed to a restructuring plan intended to support its long-term strategic goals and reduce operating expenses by further aligning its cost structure to focus on areas the Company believes are more likely to generate the best long-term results, in light of current industry and macroeconomic environments (the “RIF”). The Company reduced its workforce by approximately 28%, decreasing its headcount by approximately 23 employees, predominantly from the Company’s detection business unit. Xoft, Inc., a wholly-owned subsidiary of the Company at that time, furloughed 12 of its employees, or approximately 50% of its workforce. As discussed in Note 2, the Company completed the sale of its Xoft business line on October 23, 2023.

The Company incurred total charges of $0.2 million related to the RIF during the year ended December 31, 2023, of which $0.1 million were recorded during the three months ended March 31, 2023.  All of the incurred charges were one-time, cash expenses and were recorded primarily in Cost of revenue and Marketing and sales in the Company's Condensed Consolidated Statements of Operations.  No further charges or payments related to the RIF will occur.

Note 14 – Issuances of Common Stock

As previously disclosed, on August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC whereby the Company, at its discretion, may issue and sell up to $25 million of shares of the Company's common stock, from time to time, by any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Securities Act of 1933, as amended, or any method specified in the Sales Agreement.  There were no sales of the Company's common stock during the three months ended March 31, 2024 or 2023, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024.  Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from those discussed in or implied by these forward-looking statements. Please also refer to the section titled “Special Note Regarding Forward Looking Statements.”

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

COVID-19 Impact

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. While the worst of the disruptions seem to have subsided as of March 31, 2024, and the pandemic emergency has been deemed to be over, we continue dealing with the impact of slowness in the overall economic recovery. Our expected results for the year ended December 31, 2024, including any interim or future periods, could reflect a continuing negative impact from continuing negative economic conditions.

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $20.3 million at March 31, 2024 and anticipated revenue and cash collections as well as cost savings actions taken.

Global Conflicts Impact

In late February 2022, Russian military forces launched significant military action against Ukraine. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated. Sustained conflict and disruption in the regions has continued and is likely to continue. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which we derive revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to us has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the three months ended March 31, 2024 and 2023, approximately 18% and 14%, respectively, of the Company's revenue was derived from customers located outside the United States.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company considers an accounting estimate to be critical to the financial statements if the estimate is complex in nature, requires judgment, and if different estimates were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, the Company evaluates its estimates and the application of its policies. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. See the section entitled "Critical Accounting Estimates" in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024 for further discussion.

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

Other than as described herein, there have been no additional material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024. For a comprehensive list of our critical accounting estimates, reference should be made to the 2023 10-K.

Results of Operations (in thousands, except share data or as noted)

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenue

Three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Product revenue	$3,102	$2,460	$642	26.1%
Services	1,852	1,874	(22)	(1.2)%
Total revenue	4,954	4,334	620	14.3%

Total revenue increased by approximately $0.6 million or 14.3%, from $4.3 million for the three months ended March 31, 2023 to $5.0 million for the three months ended March 31, 2024. The increase is due primarily to higher product revenue.  During the first quarter of 2024, we have seen an increase in customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. We believe this trend could accelerate, and we have begun to shift our marketing efforts to a subscription model. An increase in subscription revenue would negatively impact revenue in the short term, because revenue from subscription licenses are recognized over time, as opposed to being recognized upon delivery for perpetual licenses.

Product revenue increased by approximately $0.6 million, or 26.1%, from $2.5 million for the three months ended March 31, 2023 to $3.1 million for the three months ended March 31, 2024. The overall increase is due primarily to higher software license revenue, including the impact of our transition to a subscription model.

Services revenue, which is primarily sold to direct customers, was flat at approximately $1.9 million for each of the three months ended March 31, 2023 and March 31, 2024.

Cost of Revenue and Gross Profit:

Three months ended March 31, 2024 and 2023:

Cost of Revenue and Gross Profit:	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Products	$480	$425	$55	12.9%
Services	321	345	(24)	(7.0)%
Amortization and depreciation	40	21	19	90.5%
Total cost of revenue	$841	$791	$50	6.3%

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Gross profit	$4,113	$3,543	$570	16.1%

Gross profit for the three months ended March 31, 2024 was approximately $4.1 million, or 83% of revenue, as compared to $3.5 million, or 82% of revenue, for the three months ended March 31, 2023.

Cost of products increased by approximately $55,000, or 12.9%, from $425,000 for the three months ended March 31, 2023 to $480,000 for the three months ended March 31, 2024. The increase is due primarily to higher product sales.  Cost of product revenue as a percentage of product revenue was approximately 17.3% for the three months ended March 31, 2023 as compared to 15.5% for the three months ended March 31, 2024.

Cost of services was approximately flat for the three months ended March 31, 2023 and March 31, 2024. Cost of services as a percentage of service and supplies revenue was approximately 18.4% for the three months ended March 31, 2023 as compared to 17.3% for the three months ended March 31, 2024.

Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, increased by approximately $19,000, or 90.5%, from $21,000 for the three months ended March 31, 2023 to $40,000 for the three months ended March 31, 2024. The increase results from the expense associated with the Company's ProFound Cloud solution which went live in March 2024.

Operating Expenses:

Three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating expenses:
Engineering and product development	$1,507	$1,516	$(9)	(0.6)%
Marketing and sales	2,082	2,360	(278)	(11.8)%
General and administrative	1,902	2,853	(951)	(33.3)%
Amortization and depreciation	63	54	9	16.7%
Total operating expenses	$5,554	$6,783	$(1,229)	(18.1)%

Operating expenses decreased by approximately $1.2 million, or (18.1)%, from $6.8 million in the three months ended March 31, 2023 to $5.6 million in the three months ended March 31, 2024.

Engineering and Product Development. Engineering and product development costs were approximately flat at $1.5 million when comparing the three months ended March 31, 2023 to the three months ended March 31, 2024.

Marketing and Sales. Marketing and sales expenses decreased by approximately $0.3 million, or (11.8)%, from $2.4 million in the three months ended March 31, 2023 to $2.1 million in the three months ended March 31, 2024. The decrease was primarily related to management's cost saving actions implemented in early 2023 and is primarily related to payroll costs.

General and Administrative. General and administrative expenses decreased by approximately $1.0 million, or (33.3%), from $2.9 million in the three months ended March 31, 2023 to $1.9 million in the three months ended March 31, 2024.  The decrease was primarily related to management's cost saving actions implemented in early 2023 and is primarily related to payroll costs.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, was approximately flat when comparing the three months ended March 31, 2023 to the three months ended March 31, 2024.

Other Income and Expense:

Three months ended March 31, 2024 and 2023:

Other Income and Expense:
	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest income	$203	$151	$52	34.4%
Other income, net	20	3	17	566.7%
	$223	$154	$69	44.8%
Tax expense	$(4)	$(5)	$1	(100.0)%

Loss from discontinued operations	$—	$(687)	$687	(100.0)%

Interest income. Interest income increased by approximately $52,000, or 34.4%, from $151,000 for the three months ended March 31, 2023 to $203,000 for the three months ended March 31, 2024. The increase results from higher interest rates in 2024 compared to 2023.

Other income. Other income was $3,000 during the three months ended March 31, 2023 compared to $20,000 during the three months ended March 31, 2024.  Included in the three months ended March 31, 2024 were amounts related to services rendered in connection with the transition services agreement related to the October 2023 sale of the former Xoft business.

Tax (expense). Income tax expense was approximately $4,000 and $5,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were less than 1% in each period. The difference between the Company’s effective tax rates in 2024 and 2023 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Discontinued operations, net of tax. This line represents the net loss of the Company's former Xoft business line which was sold in October, 2023.

Liquidity and Capital Resources (in thousands, except as noted)

The Company believes that its cash and cash equivalents balance of $20.3 million as of March 31, 2024, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. We will continue to closely monitor liquidity and the capital and credit markets.

The Company had net working capital of $22.9 million as of March 31, 2024.  The ratio of current assets to current liabilities at March 31, 2024 and December 31, 2023 was 4.72 and 4.40, respectively.

	Three Months Ended March 31,
	2024	2023
Net cash used for operating activities	$(1,180)	$(1,528)
Net cash used for investing activities	(206)	(122)
Decrease in cash and equivalents	$(1,386)	$(1,650)

Net cash used for operating activities for the three months ended March 31, 2024 was $1.2 million, compared to $1.5 million for the three months ended March 31, 2023. The improvement in net cash used for operating activities for the three months ended March 31, 2024 resulted primarily from the Company’s focus on cost saving initiatives.  We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable, inventory expansion due to supply chain risk, and the timing of other payments.  Included in these figures are the cash flows from our discontinued Xoft business.  For the three months ended March 31, 2023, the impact on cash flows from operating activities related to the Xoft business was cash inflows of approximately $0.4 million when excluding previously allocated marketing expenses.

Net cash used for investing activities for the three months ended March 31, 2024 was $206,000, compared to $122,000 for the three months ended March 31, 2023. The net cash used for investing activities for the three months ended March 31, 2024 was primarily related to the completion of the ProFound Cloud software project.

The Company is obligated to pay approximately $1.2 million for firm purchase obligations to suppliers for future product and service deliverables and $0.4 million for minimum royalty obligations.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.        Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2024, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective at a reasonable level of assurance.

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

There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

PART II OTHER

INFORMATION

Item 1A.        Risk Factors:

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024 (our "Annual Report"), which we strongly encourage you to review. There have been no material changes to the risk factors described in the Annual Report.

Item 6.        Exhibits

Exhibit No.	Description

10.1	Lease between Anita R. Jacques Revocable Trust, dated January 6, 2024 and iCAD, Inc. (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*         Filed herewith

**       Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: May 14, 2024	By:	/s/ Dana Brown
	Name: Title:	Dana Brown Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Eric Lonnqvist
	Name: Title:	Eric Lonnqvist Chief Financial Officer (Principal Financial Officer)