Form 10-Q/A
period 2024-06-30
ICAD INC
filed 2024-08-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of the close of business on August 13, 2024, there were 26,540,030 shares outstanding of the registrant’s Common Stock, $0.01 par value.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission (the “Commission”) to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (the “Original Report”) of iCAD, Inc., solely to correctly state the date of August 13, 2024, the date the Original Report was filed with the Commission, in three instances.

Exhibit No.	Description
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: August 13, 2024	By:	/s/ Dana Brown
	Name: Title:	Dana Brown Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Eric Lonnqvist
	Name: Title:	Eric Lonnqvist Chief Financial Officer (Principal Financial Officer)