Form 10-Q
period 2024-06-30
ICAD INC
filed 2024-08-14
CIK 749660

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

As of the close of business on August [], 2024, there were 26,540,030 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$20,353	$21,670
Trade accounts receivable, net of allowance for credit losses of $298 and $277 as of June 30, 2024 and December 31, 2023, respectively	5,383	6,392
Inventory, net	702	917
Prepaid expenses and other current assets	1,377	699
Total current assets	27,815	29,678
Property and equipment, net of accumulated depreciation of $1,298 and $1,045 as of June 30, 2024 and December 31, 2023, respectively	1,776	1,823
Operating lease assets	286	461
Other assets	493	849
Intangible assets, net of accumulated amortization of $8,527 and $8,488 as of June 30, 2024 and December 31, 2023, respectively	121	148
Goodwill	8,362	8,362
Deferred tax assets	86	97
Total assets	$38,939	$41,418
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$501	$712
Accrued and other expenses	2,521	2,448
Lease payable—current portion	220	188
Deferred revenue—current portion	3,317	3,400
Total current liabilities	6,559	6,748
Lease payable, net of current	249	273
Deferred revenue, net of current	1,164	974
Deferred tax	7	6
Total liabilities	7,979	8,001

Commitments and Contingencies (Notes 9 and 12)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 26,540,030 as of both June 30, 2024 and December 31, 2023, respectively; outstanding 26,354,199 as of both June 30, 2024 and December 31, 2023, respectively.	265	265
Additional paid-in capital	306,754	306,250
Accumulated deficit	(274,644)	(271,683)
Treasury stock at cost, 185,831 shares as of both June 30, 2024 and December 31, 2023	(1,415)	(1,415)
Total stockholders’ equity	30,960	33,417
Total liabilities and stockholders’ equity	$38,939	$41,418

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Products	$3,254	$2,301	$6,356	$4,762
Services	1,775	1,870	3,627	3,744
Total revenue	5,029	4,171	9,983	8,506
Cost of revenue:
Products	371	411	850	835
Services	328	339	650	684
Amortization and depreciation	113	23	153	43
Total cost of revenue	812	773	1,653	1,562
Gross profit	4,217	3,398	8,330	6,944
Operating expenses:
Engineering and product development	1,764	1,245	3,271	2,762
Marketing and sales	2,267	1,836	4,349	4,196
General and administrative	2,070	2,755	3,973	5,608
Amortization and depreciation	64	75	126	129
Total operating expenses	6,165	5,911	11,719	12,695
Loss from operations	(1,948)	(2,513)	(3,389)	(5,751)
Other income/ (expense):
Interest expense	—	(2)	—	(2)
Interest income	206	182	409	333
Other income (expense), net	11	(3)	31	—
Other income (expense), net	217	177	440	331
Loss before provision for income taxes	(1,731)	(2,336)	(2,949)	(5,420)
Provision for income taxes	(8)	(4)	(12)	(9)
Loss from continuing operations	(1,739)	(2,340)	(2,961)	(5,429)
Income (loss) from discontinued operations, net of tax	—	590	—	(99)
Net loss and comprehensive loss	$(1,739)	$(1,750)	$(2,961)	$(5,528)
Net loss per share:
Loss from continuing operations, basic and diluted	$(0.07)	$(0.09)	$(0.11)	$(0.22)
Income (loss) from discontinued operations, basic and diluted	$—	$0.02	$—	$—
Net loss per share	$(0.07)	$(0.07)	$(0.11)	$(0.22)
Weighted average number of shares used in computing loss per share:
Basic and diluted	26,354	25,261	26,354	25,261

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	For the three months ended June 30, 2024
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at March 31, 2024	26,540,030	$265	$306,515	$(272,905)	$(1,415)	$32,460
Stock-based compensation	—	—	239	—	—	239
Net loss	—	—	—	(1,739)	—	(1,739)
Balance at June 30, 2024	26,540,030	$265	$306,754	$(274,644)	$(1,415)	$30,960

	For the six months ended June 30, 2024
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2023	26,540,030	$265	$306,250	$(271,683)	$(1,415)	$33,417
Stock-based compensation	—	—	504	—	—	504
Net loss	—	—	—	(2,961)	—	(2,961)
Balance at June 30, 2024	26,540,030	$265	$306,754	$(274,644)	$(1,415)	$30,960

	For the three months ended June 30, 2023
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at March 31, 2023	25,446,407	$254	$303,485	$(270,614)	$(1,415)	$31,710
Stock-based compensation	—	—	214	—	—	214
Net loss	—	—	—	(1,750)	—	(1,750)
Balance at June 30, 2023	25,446,407	$254	$303,699	$(272,364)	$(1,415)	$30,174

	For the six months ended June 30, 2023
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2022	25,446,407	$254	$302,899	$(266,836)	$(1,415)	$34,902
Stock-based compensation	—	—	800	—	—	800
Net loss	—	—	—	(5,528)	—	(5,528)
Balance at June 30, 2023	25,446,407	$254	$303,699	$(272,364)	$(1,415)	$30,174

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30, Months ended
	June 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(2,961)	$(5,528)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	27	94
Depreciation	253	138
Non-cash lease expense	112	248
Impairment of operating lease asset	184	—
Bad debt provision	21	62
Stock-based compensation	504	800
Deferred tax	12	8
Changes in operating assets and liabilities:
Accounts receivable	988	3,089
Inventory	215	1,141
Prepaid and other assets	(322)	352
Accounts payable	(211)	(1,116)
Accrued and other expenses	73	(510)
Lease liabilities	(113)	(263)
Deferred revenue	107	(448)
Total adjustments	1,850	3,595
Net cash used for operating activities	(1,111)	(1,933)
Cash flow from investing activities:
Additions to patents, technology and other	—	—
Additions to property and equipment	(106)	(307)
Capitalization of internal-use software development costs	(100)	(36)
Net cash used for investing activities	(206)	(343)
Decrease in cash and cash equivalents	(1,317)	(2,276)
Cash and cash equivalents, beginning of period	21,670	21,313
Cash and cash equivalents, end of period	$20,353	$19,037
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Right-of-use asset obtained in exchange for operating lease liability	$121	$—

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

(In thousands, except for share and per share data or as noted)

Notes to Condensed Consolidated Financial Statements:

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities. In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2024, the results of operations of the Company for the three and six months ended June 30, 2024 and 2023, cash flows of the Company for the six months ended June 30, 2024 and 2023, and stockholders’ equity of the Company for the three and six months ended June 30, 2024 and 2023.

As discussed in Note 2, the Company completed the sale of its Xoft business line on October 23, 2023. Accordingly, the Company now operates in one segment, Cancer Detection ("Detection").  Unless otherwise indicated, all disclosures and amounts in the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations, or its Detection segment.

Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024. The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any interim or any future period.

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

Risk and Uncertainty

On  March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. While the worst of the disruptions appear to have subsided as of June 30, 2024, the Company continues to be impacted by slowness in the overall economic recovery. The Company’s expected results for future periods could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.

In late  February 2022, Russian military forces launched significant military action against Ukraine. In early  October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated.

Sustained conflict and disruption in these regions has continued through  December 31, 2023 and beyond. Economic, civil, military and political uncertainty  may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue  may experience military action and/or civil and political unrest;  may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the six months ended June 30, 2024 and 2023, approximately 16% and 14%, respectively, of the Company’s total revenue was derived from customers located outside the United States.

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

Note 2 – Discontinued Operations

On   October 22, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among (i) the Company, Xoft Solutions, LLC, a Delaware limited liability company, and Xoft, Inc., a Delaware corporation, each a wholly owned subsidiary of the Company (collectively with the Company, the “Sellers” and each, a “Seller”), and (ii) Elekta Inc., a Georgia corporation, and Nucletron Operations B.V., a company organized under the laws of the Netherlands (together, “Buyers” and each a “Buyer”), pursuant to which the Company agreed to transfer to the Buyers substantially all of the assets and liabilities primarily related to the Company’s Xoft business lines (the “Business”), including with respect to employees, contracts, intellectual property and inventory, for total cash consideration of approximately $5.76 million dollars from the Buyers to the Company, and the assumption by Buyers of all liabilities relating to the Business (the “Transaction”). This payment is guaranteed by Elekta AB, a company organized under the laws of Sweden, the ultimate parent company of the Buyers.  In accordance with the Purchase Agreement, the Company received a cash payment of approximately $5 million in  November 2023 with the remaining $0.7 million held in escrow for a period of 15 months following  October 22, 2023. The escrow balance is reflected in the caption Prepaid expenses and other current assets as of June 30, 2024 and in Other assets in the long-term section of the Company's Consolidated Balance Sheet as of  December 31, 2023.

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

The Business, which had previously been presented as a separate reporting segment, meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from discontinued operations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Revenue	$1,694	$3,138
Total cost of sales	742	1,599
Gross profit	$952	$1,539
Total operating expenses	362	1,638
Provision for income taxes	—	—
Income (loss) from discontinued operations, net of tax	$590	$(99)

Total operating expenses presented in the table above exclude amounts that had previously been allocated to the Business for certain shared marketing expenses.  The previously allocated amounts were de minimis and $0.3 million for the three and six months ended June 30, 2023, respectively.  The previously allocated expenses are included in the Marketing and sales line for all periods presented in the Condensed Consolidated Statements of Operations.

The Business is included in the Company's Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023.  Estimated cash provided by the Business during the six months ended June 30, 2023 was approximately $0.5 million, primarily from operating activities and excluding the impact of previously allocated marketing expenses.

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of June 30, 2024

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$16,405	$—	$—	$16,405
Total Assets	$16,405	$—	$—	$16,405

Fair Value Measurements as of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,475	$—	$—	$15,475
Total Assets	$15,475	$—	$—	$15,475

There were no Level 2 or 3 instruments measured at fair value as of  June 30, 2024 or December 31, 2023.

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

Three months ended June 30, 2024
Major Goods/Service Lines
Products	$3,254
Service contracts	1,775
$5,029
Timing of Revenue Recognition
Goods transferred at a point in time	$1,717
Services transferred over time	3,312
$5,029
Sales Channels
Direct sales force	3,637
OEM partners	1,392
$5,029

Three months ended June 30, 2023
Major Goods/Service Lines
Products	$2,301
Service contracts	1,870
$4,171
Timing of Revenue Recognition
Goods transferred at a point in time	$1,876
Services transferred over time	2,295
$4,171
Sales Channels
Direct sales force	$2,743
OEM partners	1,428
$4,171

Six months ended June 30, 2024
Major Goods/Service Lines
Products	$6,356
Service contracts	3,627
$9,983
Timing of Revenue Recognition
Goods transferred at a point in time	$4,004
Services transferred over time	5,979
$9,983
Sales Channels
Direct sales force	$7,269
OEM partners	2,714
$9,983

Six months ended June 30, 2023
Major Goods/Service Lines
Products	$4,762
Service contracts	3,744
$8,506
Timing of Revenue Recognition
Goods transferred at a point in time	$3,945
Services transferred over time	4,561
$8,506
Sales Channels
Direct sales force	$5,461
OEM partners	3,045
$8,506

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

Contract balances

	Balance at	Balance at	Balance at
	June 30, 2024	December 31, 2023	December 31, 2022
Receivables, which are included in ‘Trade accounts receivable’	$5,383	$6,392	$5,769
Current contract assets, which are included in “Prepaid and other assets”	$7	$—	$748
Non-current contract assets, which are included in “other assets”	$485	$157	$15
Contract liabilities, which are included in “Deferred revenue”	$4,481	$4,374	$4,046

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

Changes in deferred revenue from contracts with customers were as follows:

Six Months
Ended June 30,
2024
Balance at beginning of period	$4,374
Deferral of revenue	6,871
Recognition of deferred revenue	(6,764)
Balance at end of period	$4,481

As of June 30, 2024, the aggregate amount of unsatisfied, or partially satisfied, performance obligations from contracts with customers was $4.5 million. The Company expects to recognize approximately $3.3 million of its remaining performance obligations as revenue over the next 12 months. The remainder of the balance is expected to be recognized over the next two to three years.

Note 5– Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of loss per share is as follows (in 000s, except for Net loss per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Loss from continuing operations	$(1,739)	$(2,340)	$(2,961)	$(5,429)
Loss from discontinued operations	-	590	-	(99)
Net loss	$(1,739)	$(1,750)	$(2,961)	$(5,528)
Shares used in the calculation of basic and diluted net loss per share	26,354	25,261	26,354	25,261
Loss per share from continuing operations - basic and diluted	$(0.07)	$(0.09)	$(0.11)	$(0.22)
Loss per share from discontinued operations - basic and diluted	-	0.02	-	-
Net loss per share - basic and diluted	$(0.07)	$(0.07)	$(0.11)	$(0.22)

The shares of the Company’s common stock issuable upon the exercise of stock options that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	June 30,
	2024	2023
Stock options	3,048,004	3,265,920
Total	3,048,004	3,265,920

Note 6 – Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in, first-out (FIFO) method. On a quarterly basis, management reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and estimated sales forecast, which is based on sales history and anticipated future demand. Inventory consisted of the following at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Raw materials	$499	$583
Work in process	77	55
Finished goods	204	324
Inventory gross	780	962
Inventory reserve	(78)	(45)
Inventory net	$702	$917

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

The Company considered indicators of impairment, and there were no triggering events identified, no indication of impairment of the Company’s goodwill and no impairment charges recorded during the three months ended June 30, 2024 or 2023.

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

The Company determined there were no such triggering events during the three or six months ended June 30, 2024 or 2023.

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

ASC 842 includes a number of reassessment and remeasurement requirements for lessees based on certain triggering events or conditions.  There were no impairment indicators identified during the three and six months ended June 30, 2024 that would require impairment testing of the Company’s right-of-use assets.

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

In July 2024, subsequent to June 30, 2024, the Company executed a sublease for its corporate headquarters at 98 Spit Brook Road in Nashua, New Hampshire.  The sublease commences  August 15, 2024 and ends on May 31, 2026.  The sublease will provide the Company with monthly income of $8,262 and specifies that the sublessee shall reimburse the Company for all CAM expenses, electricity, and natural gas.  The Company expects to fully exit the space by August 28, 2024.  The sublease caused the Company to assess the fair value of its existing right of use asset related to the 98 Spit Brook Road facility.  For the period ended June 30, 2024, the Company concluded that carrying value exceeded fair value.  Accordingly, the Company recorded an impairment charge of $0.2 million for the period ended June 30, 2024 which is reflected in the General and administrative caption in the Condensed Consolidated Statements of Operations.

Components of Leases:

The Company has leases for office space and office equipment. The leases expire at various dates through 2028.

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 30, 2024	June 30, 2024
Operating lease cost - Right of Use Asset	Operating expenses	$65	$136

Other information related to leases was as follows:

	Three Months	Six Months
	Ended June 30, 2024	Ended June 30, 2024
Cash paid from operating cash flows for operating leases	$65	$136

As of June 30,
2024
Weighted-average remaining lease term of operating leases (years)	2.3
Weighted-average discount rate for operating leases	7.2%

Maturity of the Company’s lease liabilities as of June 30, 2024 was as follows:

2024	$126
2025	250
2026	131
2027	4
Total lease payments	511
Less: effects of discounting	(42)
Total lease liabilities	469
Less: current portion of lease liabilities	220
Long-term lease liabilities	$249

Note 10– Stockholders Equity

2024 Omnibus Equity Incentive Plan

At the Company's 2024 annual meeting of stockholders held on June 13, 2024, the Company's stockholders approved the Company's 2024 Omnibus Equity Incentive Plan (the "2024 Plan").  The 2024 The Plan permits the granting of any or all of the following types of awards to all grantees:

•	stock options, including incentive stock options, or ISOs;
•	stock appreciation rights, or SARs;
•	restricted shares;
•	deferred stock and restricted stock units;
•	performance units and performance shares;
•	dividend equivalents;
•	bonus shares; and
•	other stock-based awards.

The 2024 Plan provides for the issuance of up to 2,000,000 shares of common stock, from time to time, under the terms of the 2024 Plan.  As of June 30, 2024, there were 2,000,000 shares available for future issuance under the 2024 Plan.  There have been no awards granted under the 2024 Plan since its approval.

Stock-Based Compensation

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue	$—	$1	$1	$2
Engineering and product development	27	59	83	132
Marketing and sales	43	62	105	193
General and administrative	169	92	315	473
	$239	$214	$504	$800

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

As of June 30, 2024, there was approximately $1.0 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 2.22 years.

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average risk-free interest rate	4.66%	4.10%	4.44%	4.14%
Expected dividend yield	None	None	None	None
Expected life (average, in years)	2.8	3.1	3.1	3.0
Expected volatility	83.9% to 100.5%	77.7% to 96.3%	83.4% to 113.9%	72.7% to 96.3%
Weighted average exercise price	$1.50	$1.38	$1.52	$1.76
Weighted average fair value	$0.74	$0.76	$0.86	$0.95

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

The Company did not grant any shares of restricted stock during the three-months ended June 30, 2024 or 2023.  The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date. The grant date fair value for restricted stock awards is based on the quoted market value of Company stock on the grant date.

A summary of stock option activity for all stock option plans for the period ended June 30, 2024 is as follows:

	Number of	Weighted Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2023	2,897,663	$5.57	$252
Granted	512,574	$1.52
Exercised	—	$—	$—
Cancelled	(362,233)	$9.73
Outstanding as of June 30, 2024	3,048,004	$4.49	$8
Options Exercisable as of December 31, 2023	1,593,935	$8.08	$30
Options Exercisable as of June 30, 2024	1,797,625	$6.23	$3

Note 11– Income Taxes

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which the Company operates and the development of tax planning strategies during the year. As such, there can be significant volatility in interim tax provisions.

Income tax expense was approximately $8,000 and approximately $12,000 for the three and six months ended June 30, 2024, respectively.  Income tax expense was approximately $4,000 and $9,000 for the three and six months ended June 30, 2023, respectively. The effective tax rates for the three and six months ended June 30, 2024 and 2023 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Note 12 – Commitments and Contingencies

Other Commitments

The Company is obligated to pay approximately $1.6 million for firm purchase obligations to suppliers for future product and service deliverables and $0.4 million for minimum royalty obligations.

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

Note 14 – Issuances of Common Stock

As previously disclosed, on August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC whereby the Company, at its discretion, may issue and sell up to $25 million of shares of the Company's common stock, from time to time, by any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Securities Act of 1933, as amended, or any method specified in the Sales Agreement.  There were no sales of the Company's common stock during the three or six months ended June 30, 2024 or 2023, respectively.

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

Special Note Regarding Forward Looking Statements

Certain information included in this Item 2 and elsewhere in this Form 10-Q that are not historical facts contain statements that may be deemed “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements involve or may involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to the following: the continuing impact of the COVID-19 pandemic, the outcomes of our commercial and strategic arrangements (including our respective arrangements with Google Health and Radiology Partners), the continuing impact of military and political conflict in Eastern Europe and the Middle East, the outcomes of the 2024 U.S. presidential election, the ability to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to potential future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company, and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). The words “believe”, “plan”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “should”, “would”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we undertake no obligation to update any such forward-looking statements to reflect events or circumstances after the date of such statements.

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

COVID-19 Impact

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. While the worst of the disruptions seem to have subsided as of June 30, 2024, and the pandemic emergency has been deemed to be over, we continue dealing with the impact of slowness in the overall economic recovery. Our expected results for the year ended December 31, 2024, including any interim or future periods, could reflect a continuing negative impact from continuing negative economic conditions.

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $20.4 million at June 30, 2024 and anticipated revenue and cash collections as well as cost savings actions taken.

Global Conflicts Impact

In late February 2022, Russian military forces launched significant military action against Ukraine. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated. Sustained conflict and disruption in the regions has continued and is likely to continue. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which we derive revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to us has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the six months ended June 30, 2024 and 2023, approximately 16% and 14%, respectively, of the Company's revenue was derived from customers located outside the United States.

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

Results of Operations (in thousands, except share data or as noted)

Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023

Revenue

Three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Product revenue	$3,254	$2,301	$953	41.4%
Services	1,775	1,870	(95)	(5.1)%
Total revenue	5,029	4,171	858	20.6%

Total revenue increased by approximately $0.9 million or 20.6%, from $4.2 million for the three months ended June 30, 2023 to $5.0 million for the three months ended June 30, 2024. The increase is due primarily to higher product revenue.  During the second quarter of 2024, we have seen an increase in customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. We believe this trend could accelerate, and we have begun to shift our marketing efforts to a subscription model.

Product revenue increased by approximately $1.0 million, or 41.4%, from $2.3 million for the three months ended June 30, 2023 to $3.3 million for the three months ended June 30, 2024. The overall increase is due primarily to higher software license revenue, including the impact of our transition to a subscription model.

Services revenue, which is primarily sold to direct customers, was flat at approximately $1.8 million for each of the three months ended June 30, 2023 and June 30, 2024.

Six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Product revenue	$6,356	$4,762	$1,594	33.5%
Services	3,627	3,744	(117)	(3.1)%
Total revenue	9,983	8,506	1,477	17.4%

Total revenue increased by approximately $1.5 million or 17.4%, from $8.5 million for the six months ended June 30, 2023 to $10.0 million for the six months ended June 30, 2024. The increase is due primarily to higher product revenue.  During the first six months of 2024, we have seen an increase in customer demand for subscription licenses, which currently remains a small portion of the Company’s total license revenue. We believe this trend could accelerate, and we have begun to shift our marketing efforts to a subscription model.

Product revenue increased by approximately $1.6 million, or 33.5%, from $4.8 million for the six months ended June 30, 2023 to $6.4 million for the six months ended June 30, 2024. The overall increase is due primarily to higher software license revenue, including the impact of our transition to a subscription model.

Services revenue, which is primarily sold to direct customers, was flat at approximately $3.7 million for each of the six months ended June 30, 2023 and June 30, 2024.

Cost of Revenue and Gross Profit:

Three months ended June 30, 2024 and 2023:

Cost of Revenue and Gross Profit:	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Products	$371	$411	$(40)	(9.7)%
Services	328	339	(11)	(3.2)%
Amortization and depreciation	113	23	90	391.3%
Total cost of revenue	$812	$773	$39	5.0%

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Gross profit	$4,217	$3,398	$819	24.1%

Gross profit for the three months ended June 30, 2024 was approximately $4.2 million, or 84% of revenue, as compared to $3.4 million, or 81% of revenue, for the three months ended June 30, 2023.

Cost of products decreased by approximately $41,000, or 9.7%, from $411,000 for the three months ended June 30, 2023 to $371,000 for the three months ended June 30, 2024. The decrease is due primarily to lower sales of hardware.

Cost of services was approximately flat for the three months ended June 30, 2023 and June 30, 2024 consistent with services revenue.

Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, increased by approximately $90,000, or 391.3%, from $23,000 for the three months ended June 30, 2023 to $113,000 for the three months ended June 30, 2024. The increase results from the expense associated with the Company's ProFound Cloud solution which went live in March 2024.

Six months ended June 30, 2024 and 2023:

Cost of Revenue and Gross Profit:	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Products	$850	$835	$15	1.8%
Services	650	684	(34)	(5.0)%
Amortization and depreciation	153	43	110	255.8%
Total cost of revenue	$1,653	$1,562	$91	5.8%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Gross profit	$8,330	$6,944	$1,386	20.0%

Gross profit for the six months ended June 30, 2024 was approximately $8.3 million, or 83% of revenue, as compared to $6.9 million, or 82% of revenue, for the six months ended June 30, 2023.

Cost of products increased by approximately $15,000, or 1.8%, from $835,000 for the six months ended June 30, 2023 to $850,000 for the six months ended June 30, 2024.  Cost of products did not increase proportionately with product revenue as a result of lower sales of hardware.

Cost of services decreased by approximately $34,000, or 5.0%, from $684,000 for the six months ended June 30, 2023  to $65,000 for the six months ended  June 30, 2024. Cost of services as a percentage of service and supplies revenue was approximately 18.3% for the six months ended June 30, 2023 as compared to 17.9% for the six months ended June 30, 2024.

Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, increased by approximately $110,000, or 255.8%, from $43,000 for the six months ended June 30, 2023 to $153,000 for the six months ended June 30, 2024. The increase results from the expense associated with the Company's ProFound Cloud solution which went live in March 2024.

Operating Expenses:

Three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses:
Engineering and product development	$1,764	$1,245	$519	41.7%
Marketing and sales	2,267	1,836	431	23.5%
General and administrative	2,070	2,755	(685)	(24.9)%
Amortization and depreciation	64	75	(11)	(14.7)%
Total operating expenses	$6,165	$5,911	$254	4.3%

Operating expenses increased by approximately $0.3 million, or 4.3%, from $5.9 million in the three months ended June 30, 2023 compared to $6.2 million in the three months ended June 30, 2024.

Engineering and Product Development. Engineering and product development costs increased by approximately $0.5 million, or 41.7%, from $1.2 million in the three months ended June 30, 2023 to $1.8 million in the three months ended June 30, 2024.  The increase was related primarily to higher personnel costs across the periods.

Marketing and Sales. Marketing and sales expenses increased by approximately $0.4 million, or 23.5%, from $1.8 million in the three months ended June 30, 2023 to $2.3 million in the three months ended June 30, 2024. The increase was primarily related to higher commissions on increased sales revenue across the periods.

General and Administrative. General and administrative expenses decreased by approximately $0.7 million, or 25%, from $2.8 million in the three months ended June 30, 2023 to $2.1 million in the three months ended June 30, 2024.  The decrease was primarily related to management's cost saving actions implemented in early 2023 and is primarily related to payroll costs.  Offsetting the decrease is a one-time impairment charge of approximately $0.2 million related to an operating lease asset of the Company's corporate headquarters.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, was approximately flat when comparing the three months ended June 30, 2023 to the three months ended June 30, 2024.

Six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses:
Engineering and product development	$3,271	$2,762	$509	18.4%
Marketing and sales	4,349	4,196	153	3.6%
General and administrative	3,973	5,608	(1,635)	(29.2)%
Amortization and depreciation	126	129	(3)	(2.3)%
Total operating expenses	$11,719	$12,695	$(976)	(7.7)%

Operating expenses decreased by approximately $0.1 million, or 7.7%, from $12.7 million in the six months ended June 30, 2023 to $11.7 million in the six months ended June 30, 2024.

Engineering and Product Development. Engineering and product development costs increased by approximately $0.5 million, or 18.4%, from $2.8 million in the  six months ended June 30, 2023 to $3.3 million the six months ended June 30, 2024. The increase was related primarily to higher personnel costs across the periods.

Marketing and Sales. Marketing and sales expenses increased by approximately $0.2 million, or 3.6%, from $4.2 million in the six months ended June 30, 2023 to $4.3 million in the six months ended June 30, 2024. The increase was primarily related to higher commissions on increased sales revenue across the periods.

General and Administrative. General and administrative expenses decreased by approximately $1.6 million, or 29.2%, from $5.6 million in the six months ended June 30, 2023 to $4.0 million in the six months ended June 30, 2024.  The decrease was primarily related to management's cost saving actions implemented in early 2023 and is primarily related to payroll costs.  Offsetting the decrease is a one-time impairment charge of approximately $0.2 million related to an operating lease asset of the Company's corporate headquarters.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, was approximately flat when comparing the six months ended June 30, 2023 to the six months ended June 30, 2024.

Other Income and Expense:

Three months ended June 30, 2024 and 2023:

Other Income and Expense:
	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Interest income	$206	$182	$24	13.2%
Other income, net	11	(3)	14	(466.7)%
	$217	$179	$38	21.2%
Tax expense	$(8)	$(4)	$(4)	(100.0)%

Loss from discontinued operations	$—	$590	$(590)	(100.0)%

Interest income. Interest income increased by approximately $24,000, or 13.2%, from $182,000 for the three months ended June 30, 2023 to $206,000 for the three months ended June 30, 2024. The increase results from higher interest rates in 2024 compared to 2023.

Other income. Other income was expense of $3,000 during the three months ended June 30, 2023 compared to income of $11,000 during the three months ended June 30, 2024.

Tax (expense). Income tax expense was approximately $8,000 and $4,000 for the three months ended June 30, 2024 and June 30, 2023, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023 were less than 1% in each period. The difference between the Company’s effective tax rates in 2024 and 2023 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Discontinued operations, net of tax. This line represents the net income of the Company's former Xoft business line which was sold in October, 2023.

Six months ended June 30, 2024 and 2023:

Other Income and Expense:
	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Interest expense	$—	$(2)	$2	(100.0)%
Interest income	409	333	76	22.8%
Other income	31	—	31	100.0%
	$440	$331	$109	32.9%
Tax benefit (expense)	$(12)	$(9)	$(3)	33.3%

Loss from discontinued operations	$—	$(99)	$99	(100.0)%

Interest income. Interest income increased by approximately $76,000, or 22.8%, from $333,000 for the six months ended June 30, 2023 to $409,000 for the six months ended June 30, 2024. The increase results from higher interest rates in 2024 compared to 2023.

Other income. Other income was zero during the six months ended June 30, 2023 compared to $31,000 during the six months ended June 30, 2024.  Included in the six months ended June 30, 2024 were amounts related to services rendered in connection with the transition services agreement related to the October 2023 sale of the former Xoft business.

Tax (expense). Income tax expense was approximately $12,000 and $9,000 for the six months ended June 30, 2024 and June 30, 2023, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 were less than 1% in each period. The difference between the Company’s effective tax rates in 2024 and 2023 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Discontinued operations, net of tax. This line represents the net loss of the Company's former Xoft business line which was sold in October, 2023.

Liquidity and Capital Resources (in thousands, except as noted)

The Company believes that its cash and cash equivalents balance of $20.4 million as of June 30, 2024, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. We will continue to closely monitor liquidity and the capital and credit markets.

We recently determined that, through an administrative error, a marketing certificate in the European Union (the “EU”) for one of our non-breast products was not renewed. Sales of such product in the EU have constituted an insignificant amount of our total sales over the relevant five year period. We are working with relevant authorities to resolve any issues.  If we are not able to renew and maintain the EU certificate, we may be unable to consummate future sales of such product within EU member states, and we may be subject to fines and penalties as a result of such sales following the lapse of the EU certificate.

The Company had net working capital of $21.1 million as of June 30, 2024.  The ratio of current assets to current liabilities at June 30, 2024 and December 31, 2023 was 4.14 and 4.40, respectively.

	Six Months Ended June 30,
	2024	2023
Net cash used for operating activities	$(1,111)	$(1,933)
Net cash used for investing activities	(206)	(343)
Decrease in cash and equivalents	$(1,317)	$(2,276)

Net cash used for operating activities for the six months ended June 30, 2024 was $1.1 million, compared to $1.9 million for the six months ended June 30, 2023. The improvement in net cash used for operating activities for the six months ended June 30, 2024 resulted primarily from the Company’s focus on cost saving initiatives.  We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable, inventory expansion due to supply chain risk, and the timing of other payments.  Included in these figures are the cash flows from our discontinued Xoft business.  For the six months ended June 30, 2023, the impact on cash flows from operating activities related to the Xoft business was cash inflows of approximately $0.5 million when excluding previously allocated marketing expenses.

Net cash used for investing activities for the six months ended June 30, 2024 was $206,000, compared to $343,000 for the six months ended June 30, 2023. The net cash used for investing activities for the six months ended June 30, 2024 was primarily related to the completion of the ProFound Cloud software project.

The Company is obligated to pay approximately $1.6 million for firm purchase obligations to suppliers for future product and service deliverables and $0.4 million for minimum royalty obligations.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.        Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of June 30, 2024, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective at a reasonable level of assurance.

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

There were no changes to the Company's internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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

101*

The following materials formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*         Filed herewith

**       Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: August [ ], 2024	By:	/s/ Dana Brown
	Name: Title:	Dana Brown Chief Executive Officer (Principal Executive Officer)

Date: August [ ], 2024	By:	/s/ Eric Lonnqvist
	Name: Title:	Eric Lonnqvist Chief Financial Officer (Principal Financial Officer)