Form 10-Q
period 2024-09-30
ICAD INC
filed 2024-11-14
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of the close of business on November 12, 2024, there were 26,540,030 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,793	$21,670
Trade accounts receivable, net of allowance for credit losses of $305 and $277 as of September 30, 2024 and December 31, 2023, respectively	5,415	6,392
Inventory, net	689	917
Prepaid expenses and other current assets	1,209	699
Total current assets	26,106	29,678
Property and equipment, net of accumulated depreciation of $1,333 and $1,045 as of September 30, 2024 and December 31, 2023, respectively	1,669	1,823
Operating lease assets	232	461
Other assets	549	849
Intangible assets, net of accumulated amortization of $8,525 and $8,488 as of September 30, 2024 and December 31, 2023, respectively	111	148
Goodwill	8,362	8,362
Deferred tax assets	78	97
Total assets	$37,107	$41,418
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$422	$712
Accrued and other expenses	2,375	2,448
Lease payable—current portion	224	188
Deferred revenue—current portion	3,475	3,400
Total current liabilities	6,496	6,748
Lease payable, net of current	191	273
Deferred revenue, net of current	1,023	974
Deferred tax	7	6
Other	17	—
Total liabilities	7,734	8,001

Commitments and Contingencies (Notes 9 and 12)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 26,540,030 as of both September 30, 2024 and December 31, 2023, respectively; outstanding 26,354,199 as of both September 30, 2024 and December 31, 2023, respectively.	265	265
Additional paid-in capital	306,968	306,250
Accumulated deficit	(276,445)	(271,683)
Treasury stock at cost, 185,831 shares as of both September 30, 2024 and December 31, 2023	(1,415)	(1,415)
Total stockholders’ equity	29,373	33,417
Total liabilities and stockholders’ equity	$37,107	$41,418

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Products	$2,508	$2,198	$8,864	$6,961
Services	1,709	1,875	5,336	5,617
Total revenue	4,217	4,073	14,200	12,578
Cost of revenue:
Products	197	263	1,047	1,099
Services	273	267	922	951
Amortization and depreciation	113	22	266	65
Total cost of revenue	583	552	2,235	2,115
Gross profit	3,634	3,521	11,965	10,463
Operating expenses:
Engineering and product development	1,926	1,147	5,197	3,909
Marketing and sales	1,861	1,495	6,210	5,690
General and administrative	1,806	2,042	5,779	7,650
Amortization and depreciation	56	56	182	186
Total operating expenses	5,649	4,740	17,368	17,435
Loss from operations	(2,015)	(1,219)	(5,403)	(6,972)
Other income/ (expense):
Interest expense	—	—	—	(2)
Interest income	210	195	619	528
Other income (expense), net	10	(9)	41	(8)
Other income, net	220	186	660	518
Loss before provision for income taxes	(1,795)	(1,033)	(4,743)	(6,454)
Provision for income taxes	(6)	(4)	(19)	(13)
Loss from continuing operations	(1,801)	(1,037)	(4,762)	(6,467)
Loss from discontinued operations, net of tax	—	(337)	—	(435)
Net loss and comprehensive loss	$(1,801)	$(1,374)	$(4,762)	$(6,902)
Net loss per share:
Loss from continuing operations, basic and diluted	$(0.07)	$(0.04)	$(0.18)	$(0.25)
Loss from discontinued operations, basic and diluted	$—	$(0.01)	$—	$(0.02)
Net loss per share	$(0.07)	$(0.05)	$(0.18)	$(0.27)
Weighted average number of shares used in computing loss per share:
Basic and diluted	26,354	25,597	26,354	25,374

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	For the three months ended September 30, 2024
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at June 30, 2024	26,540,030	$265	$306,754	$(274,644)	$(1,415)	$30,960
Stock-based compensation	—	—	214	—	—	214
Net loss	—	—	—	(1,801)	—	(1,801)
Balance at September 30, 2024	26,540,030	$265	$306,968	$(276,445)	$(1,415)	$29,373

	For the nine months ended September 30, 2024
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2023	26,540,030	$265	$306,250	$(271,683)	$(1,415)	$33,417
Stock-based compensation	—	—	718	—	—	718
Net loss	—	—	—	(4,762)	—	(4,762)
Balance at September 30, 2024	26,540,030	$265	$306,968	$(276,445)	$(1,415)	$29,373

	For the three months ended September 30, 2023
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at June 30, 2023	25,446,407	$254	$303,699	$(272,364)	$(1,415)	$30,174
Issuance of common stock pursuant to stop option plans	35,809	$—	$80			80
Issuance of common stock, net of issuance costs of $336	958,248	$10	$1,831			1,841
Stock-based compensation	—	—	314	—	—	314
Net loss	—	—	—	(1,374)	—	(1,374)
Balance at September 30, 2023	26,440,464	$264	$305,924	$(273,738)	$(1,415)	$31,035

	For the nine months ended September 30, 2023
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2022	25,446,407	$254	$302,899	$(266,836)	$(1,415)	$34,902
Issuance of common stock pursuant to stop option plans	35,809	$—	$80			80
Issuance of common stock, net of issuance costs of $336	958,248	$10	$1,831			1,841
Stock-based compensation	—	—	1,114	—	—	1,114
Net loss	—	—	—	(6,902)	—	(6,902)
Balance at September 30, 2023	26,440,464	$264	$305,924	$(273,738)	$(1,415)	$31,035

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(4,762)	$(6,902)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	37	142
Depreciation	412	202
Non-cash lease expense	166	409
Impairment of operating lease asset	184	—
Bad debt provision	21	189
Stock-based compensation	718	1,114
Deferred tax	20	12
Other	5	—
Changes in operating assets and liabilities:
Accounts receivable	956	1,903
Inventory	228	1,472
Prepaid and other assets	(210)	38
Accounts payable	(290)	(509)
Accrued and other expenses	(73)	(1,022)
Lease liabilities	(150)	(420)
Deferred revenue	124	(141)
Total adjustments	2,148	3,389
Net cash used for operating activities	(2,614)	(3,513)
Cash flow from investing activities:
Additions to property and equipment	(163)	(487)
Capitalization of internal-use software development costs	(100)	(188)
Net cash used for investing activities	(263)	(675)
Cash flow from financing activities:
Proceeds from option exercises pursuant to stock option plans	—	80
Proceeds from issuances of common stock, net of issuance costs	—	1,841
Net cash provided by financing activities	—	1,921
Decrease in cash and cash equivalents	(2,877)	(2,267)
Cash and cash equivalents, beginning of period	21,670	21,313
Cash and cash equivalents, end of period	$18,793	$19,046
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Right-of-use asset obtained in exchange for operating lease liability	$121	$—

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

(In thousands, except for share and per share data or as noted)

Notes to Condensed Consolidated Financial Statements:

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities. In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2024, the results of operations of the Company for the three and nine months ended September 30, 2024 and 2023, cash flows of the Company for the nine months ended September 30, 2024 and 2023, and stockholders’ equity of the Company for the three and nine months ended September 30, 2024 and 2023.

As discussed in Note 2, the Company completed the sale of its Xoft business line on October 23, 2023. Accordingly, the Company now operates in one segment, Cancer Detection ("Detection").  Unless otherwise indicated, all disclosures and amounts in the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations, or its Detection segment.

Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any interim or any future period.

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

Risk and Uncertainty

On  March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. While the worst of the disruptions appear to have subsided as of September 30, 2024, the Company continues to be impacted by slowness in the overall economic recovery. The Company’s expected results for future periods could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.

In late  February 2022, Russian military forces launched significant military action against Ukraine. In early  October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated.

Sustained conflict and disruption in each region has continued through  December 31, 2023 and beyond. Economic, civil, military and political uncertainty  may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue  may experience military action and/or civil and political unrest;  may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the nine months ended September 30, 2024 and 2023, approximately 16% and 14%, respectively, of the Company’s total revenue was derived from customers located outside the United States.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (ASU 2024-03).  ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities.  The ASU does not change the expense captions an entity presents on the face of the income statement, but requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements.  The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the disclosure requirements related to the new standard.

Note 2 – Discontinued Operations

On   October 22, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among (i) the Company, Xoft Solutions, LLC, a Delaware limited liability company, and Xoft, Inc., a Delaware corporation, each a wholly owned subsidiary of the Company (collectively with the Company, the “Sellers” and each, a “Seller”), and (ii) Elekta Inc., a Georgia corporation, and Nucletron Operations B.V., a company organized under the laws of the Netherlands (together, “Buyers” and each a “Buyer”), pursuant to which the Company agreed to transfer to the Buyers substantially all of the assets and liabilities primarily related to the Company’s Xoft business lines (the “Business”), including with respect to employees, contracts, intellectual property and inventory, for total cash consideration of approximately $5.76 million dollars from the Buyers to the Company, and the assumption by Buyers of all liabilities relating to the Business (the “Transaction”). This payment is guaranteed by Elekta AB, a company organized under the laws of Sweden, the ultimate parent company of the Buyers.  In accordance with the Purchase Agreement, the Company received a cash payment of approximately $5 million in  November 2023 with the remaining $0.7 million held in escrow for a period of 15 months following  October 22, 2023. The escrow balance is reflected in the caption Prepaid expenses and other current assets as of September 30, 2024 and in Other assets in the long-term section of the Company's Consolidated Balance Sheet as of  December 31, 2023.

The closing of the Transaction occurred simultaneously with the execution of the Purchase Agreement.

In connection with the Transaction, the parties entered into a transition services agreement pursuant to which the Company provided certain migration and transition services to facilitate an orderly transition of the operation of the Business to the Buyers during the five-month period following consummation of the Transaction, extendable at the option of the parties.  The transition services agreement expired during the first quarter of 2024 in accordance with the terms.

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

The Business, which had previously been presented as a separate reporting segment, meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from discontinued operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Revenue	$1,414	$4,551
Total cost of sales	916	2,516
Gross profit	$498	$2,036
Total operating expenses	835	2,471
Provision for income taxes	—	—
Loss from discontinued operations, net of tax	$(337)	$(435)

Total operating expenses presented in the table above exclude amounts that had previously been allocated to the Business for certain shared marketing expenses.  The previously allocated amounts were less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.  The previously allocated expenses are included in the Marketing and sales line for all periods presented in the Condensed Consolidated Statements of Operations.

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of September 30, 2024

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$16,083	$—	$—	$16,083
Total Assets	$16,083	$—	$—	$16,083

Fair Value Measurements as of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,475	$—	$—	$15,475
Total Assets	$15,475	$—	$—	$15,475

There were no Level 2 or 3 instruments measured at fair value as of  September 30, 2024 or December 31, 2023.

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

Three months ended September 30, 2024
Major Goods/Service Lines
Products	$2,508
Service contracts	1,709
$4,217
Timing of Revenue Recognition
Goods transferred at a point in time	$1,230
Services transferred over time	2,987
$4,217
Sales Channels
Direct sales force	3,190
OEM partners	1,027
$4,217

Three months ended September 30, 2023
Major Goods/Service Lines
Products	$2,198
Service contracts	1,875
$4,073
Timing of Revenue Recognition
Goods transferred at a point in time	$1,834
Services transferred over time	2,239
$4,073
Sales Channels
Direct sales force	$2,825
OEM partners	1,248
$4,073

Nine months ended September 30, 2024
Major Goods/Service Lines
Products	$8,864
Service contracts	5,336
$14,200
Timing of Revenue Recognition
Goods transferred at a point in time	$5,233
Services transferred over time	8,967
$14,200
Sales Channels
Direct sales force	$10,459
OEM partners	3,741
$14,200

Nine months ended September 30, 2023
Major Goods/Service Lines
Products	$6,961
Service contracts	5,617
$12,578
Timing of Revenue Recognition
Goods transferred at a point in time	$5,779
Services transferred over time	6,799
$12,578
Sales Channels
Direct sales force	$8,287
OEM partners	4,291
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

Contract balances

	Balance at	Balance at	Balance at
	September 30, 2024	December 31, 2023	December 31, 2022
Receivables, which are included in ‘Trade accounts receivable’	$5,415	$6,392	$5,769
Current contract assets, which are included in “Prepaid and other assets”	$7	$—	$748
Non-current contract assets, which are included in “other assets”	$485	$157	$15
Contract liabilities, which are included in “Deferred revenue”	$4,498	$4,374	$4,046

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

Changes in deferred revenue from contracts with customers were as follows:

Nine Months
Ended September 30,
2024
Balance at beginning of period	$4,374
Deferral of revenue	5,891
Recognition of deferred revenue	(5,767)
Balance at end of period	$4,498

As of September 30, 2024, the aggregate amount of unsatisfied, or partially satisfied, performance obligations from contracts with customers was $4.5 million. The Company expects to recognize approximately $3.5 million of its remaining performance obligations as revenue over the next 12 months. The remainder of the balance is expected to be recognized over the next two to three years.

Note 5– Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Loss from continuing operations	$(1,801)	$(1,037)	$(4,762)	$(6,467)
Loss from discontinued operations	-	(337)	-	(435)
Net loss	$(1,801)	$(1,374)	$(4,762)	$(6,902)
Shares used in the calculation of basic and diluted net loss per share	26,354,370	25,597,125	26,354,370	25,374,105
Loss per share from continuing operations - basic and diluted	$(0.07)	$(0.04)	$(0.18)	$(0.25)
Loss per share from discontinued operations - basic and diluted	-	(0.01)	-	(0.02)
Net loss per share - basic and diluted	$(0.07)	$(0.05)	$(0.18)	$(0.27)

The shares of the Company’s common stock issuable upon the exercise of stock options that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	September 30,
	2024	2023
Stock options	3,092,336	3,209,591
Total	3,092,336	3,209,591

Note 6 – Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in, first-out (FIFO) method. On a quarterly basis, management reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and estimated sales forecast, which is based on sales history and anticipated future demand. Inventory consisted of the following at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Raw materials	$496	$583
Work in process	39	55
Finished goods	232	324
Inventory gross	767	962
Inventory reserve	(78)	(45)
Inventory net	$689	$917

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

The Company considered indicators of impairment, and there were no triggering events identified, no indication of impairment of the Company’s goodwill and no impairment charges recorded during the three or nine months ended September 30, 2024 or 2023.

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

The Company determined there were no such triggering events, other than the matter discussed in Note 9 - Lease Commitments, during the three or nine months ended September 30, 2024 or 2023.

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

Right-of-use assets and obligations for leases with an initial term of 12 months or less are considered short term and are a) not recognized in the consolidated balance sheet and b) recognized as an expense on a straight-line basis over the lease term. The Company does not sublease any of its leased assets to third parties and the Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company has lessor agreements that contain lease and non-lease components, but the Company is accounting for the complete agreement under ASC Topic 606, Revenue Recognition, after determining that the non-lease component is the predominant component of these agreements.

ASC 842 includes a number of reassessment and remeasurement requirements for lessees based on certain triggering events or conditions.  There were no impairment indicators identified, other than the matter discussed below, during the three and nine months ended September 30, 2024 that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for lease components and non-lease components for real estate and equipment leases.

In  January 2024, in anticipation of the  March 2024 end date of its leased warehouse in Nashua, NH, the Company entered into a 36 month lease for a new warehouse beginning  February 1, 2024 through 2027.  The new warehouse space, also in Nashua, NH, is for approximately 3,000 square feet with annual rent payments totaling approximately $46 thousand for the duration of the lease.  The new lease includes an option to extend the term for two one year periods.  The Company recorded a right-of-use asset and lease liability upon commencement of the lease for approximately $0.1 million.

During the quarter ended June 30, 2024, the Company committed to a plan to exit and sublease its corporate headquarters at 98 Spit Brook Road in Nashua, New Hampshire.  In July 2024, the Company executed a sublease for the space.  The sublease commences  August 15, 2024 and ends on May 31, 2026.  The sublease will provide the Company with monthly income of approximately $8 thousand and specifies that the sublessee shall reimburse the Company for all CAM expenses, electricity, and natural gas.  The Company exited the space in  August 2024.  The sublease caused the Company to assess the fair value of its existing right of use asset related to the 98 Spit Brook Road facility.  For the period ended June 30, 2024, the Company concluded that carrying value exceeded fair value.  Accordingly, the Company recorded an impairment charge of $0.2 million at that time which is reflected in the General and administrative caption in the Condensed Consolidated Statements of Operations.

Components of Leases:

The Company has leases for office space and office equipment. The leases expire at various dates through 2028.

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	September 30, 2024	September 30, 2024
Operating lease cost - Right of Use Asset	Operating expenses	$63	$199

Other information related to leases was as follows:

	Three Months	Nine Months
	Ended September 30, 2024	Ended September 30, 2024
Cash paid from operating cash flows for operating leases	$63	$199

As of September 30,
2024
Weighted-average remaining lease term of operating leases (years)	2.1
Weighted-average discount rate for operating leases	7.8%

Maturity of the Company’s lease liabilities as of September 30, 2024 was as follows:

2024	$62
2025	250
2026	131
2027	4
Total lease payments	447
Less: effects of discounting	(32)
Total lease liabilities	415
Less: current portion of lease liabilities	224
Long-term lease liabilities	$191

Note 10– Stockholders Equity

2024 Omnibus Equity Incentive Plan

At the Company's 2024 annual meeting of stockholders held on June 13, 2024, the Company's stockholders approved the Company's 2024 Omnibus Equity Incentive Plan (the "2024 Plan").  The 2024 Plan permits the granting of any or all of the following types of awards to all grantees:

•	stock options, including incentive stock options, or ISOs;
•	stock appreciation rights, or SARs;
•	restricted shares;
•	deferred stock and restricted stock units;
•	performance units and performance shares;
•	dividend equivalents;
•	bonus shares; and
•	other stock-based awards.

The 2024 Plan provides for the issuance of up to 2,000,000 shares of common stock, from time to time, under the terms of the 2024 Plan.  As of September 30, 2024, there were 2,000,000 shares available for future issuance under the 2024 Plan.  There have been no awards granted under the 2024 Plan since its approval.

Stock-Based Compensation

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenue	$—	$1	$1	$3
Engineering and product development	28	56	111	188
Marketing and sales	28	75	133	268
General and administrative	158	171	473	655
	$214	$303	$718	$1,114

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

As of September 30, 2024, there was approximately $1.0 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 2.25 years.

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average risk-free interest rate	3.95%	4.94%	4.40%	4.30%
Expected dividend yield	None	None	None	None
Expected life (average, in years)	2.8	2.5	2.9	2.9
Expected volatility	83.8%-97.7%	84.3% to 134.4%	83.4%-113.9%	72.7% to 134.4%
Weighted average exercise price	$1.40	$2.70	$1.50	$1.82
Weighted average fair value	$0.74	$1.34	$0.84	$0.97

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

The Company did not grant any shares of restricted stock during the three-months ended September 30, 2024 or 2023.  The Company’s restricted stock awards typically vest in either one year or three equal annual installments with the first installment vesting one year from the grant date. The grant date fair value for restricted stock awards is based on the quoted market value of Company stock on the grant date.

A summary of stock option activity for all stock option plans for the period ended September 30, 2024 is as follows:

	Number of	Weighted Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2023	2,897,663	$5.57	$252
Granted	613,354	$1.50
Exercised	—	$—	$—
Cancelled	(418,681)	$8.54
Outstanding as of September 30, 2024	3,092,336	$4.36	$180
Options exercisable as of December 31, 2023	1,593,935	$8.08	$30
Options exercisable as of September 30, 2024	1,882,453	$6.02	$57

Note 11– Income Taxes

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which the Company operates and the development of tax planning strategies during the year. As such, there can be significant volatility in interim tax provisions.

Income tax expense was approximately $6 thousand and approximately $19 thousand for the three and nine months ended September 30, 2024, respectively.  Income tax expense was approximately $4 thousand and $13 thousand for the three and nine months ended September 30, 2023, respectively. The effective tax rates for the three and nine months ended September 30, 2024 and 2023 were less than 1% in each period. The difference between the Company’s effective tax rates in 2023 and 2022 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Note 12 – Commitments and Contingencies

Other Commitments

The Company is obligated to pay approximately $1.7 million for firm purchase obligations to suppliers for future product and service deliverables and $0.4 million for minimum royalty obligations.

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

Note 14 – Issuances of Common Stock

As previously disclosed, on August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC whereby the Company, at its discretion, may issue and sell up to $25 million of shares of the Company's common stock, from time to time, by any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Securities Act of 1933, as amended, or any method specified in the Sales Agreement.  During the three months ended  September 30, 2023, the Company sold 958,248 shares of its common stock at a weighted average price of $2.26 per share resulting in cash proceeds of $1.8 million, net of issuance costs, pursuant to the Sales Agreement.  In addition, subsequent to  September 30, 2023, the Company sold 99,566 shares of its common stock at a weighted average price of $1.44 per share resulting in cash proceeds of approximately $139 thousand, net of issuance costs, pursuant to the Sales Agreement. There were no sales of the Company's common stock during three and nine months ended September 30, 2024 , respectively.  As of September 30, 2024, approximately $22.7 remains to be sold under the Sales Agreement.

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

Overview

iCAD, Inc. is a global leader in AI-powered cancer detection on a mission to create a world where cancer can’t hide. Cancer wins when it hides. Remaining undetected, cancer poses one of the greatest threats to life. The Company’s ProFound Breast Health Suite enables medical providers and professionals to accurately and reliably identify where cancer may be hiding and when it might make its move.  The ProFound Breast Health Suite offers solutions for breast cancer detection, density assessment, one or two years breast cancer risk evaluation, and cardiovascular risk related to elevated levels of breast arterial calcifications.  As discussed in Note 2 to the Condensed Consolidated Financial Statements herein, the Company completed the sale of its Xoft business line on October 23, 2023.  Unless otherwise indicated, all disclosures and amounts in the Notes to the Condensed Consolidated Financial Statements herein relate to the Company’s continuing operations, or its Detection segment.

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

The ProFound Breast Health Suite is cleared by the US Food & Drug Administration (FDA) and has received CE mark and Health Canada licensing.  In November 2024, the Company announced that its ProFound Detection Version 4.0 for Digital Breast Tomosynthesis received clearance from the FDA.  Used by thousands of providers serving millions of patients, ProFound is available in over 50 countries. iCAD estimates that ProFound has been used for more than 40 million mammograms worldwide in the last five years.

The Company’s headquarters is located in Nashua, New Hampshire, with a manufacturing facility also located in Nashua, New Hampshire and an office in Lyon, France.

COVID-19 Impact

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. While the worst of the disruptions seem to have subsided as of September 30, 2024, and the pandemic emergency has been deemed to be over, we continue dealing with the impact of slowness in the overall economic recovery. Our expected results for the year ended December 31, 2024, including any interim or future periods, could reflect a continuing negative impact from continuing negative economic conditions.

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash on hand of $18.8 million at September 30, 2024 and anticipated revenue and cash collections as well as cost savings actions taken.

Global Conflicts Impact

In late February 2022, Russian military forces launched significant military action against Ukraine. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated. Sustained conflict and disruption in each region has continued and is likely to continue further. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which we derive revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact of the aforementioned global conflicts to us has been limited to date, it is not possible to predict the potential outcome should such conflicts continue or expand and/or additional sanctions be imposed. For the nine months ended September 30, 2024 and 2023, approximately 16% and 14%, respectively, of the Company's revenue was derived from customers located outside the United States.

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

Results of Operations (in thousands, except share data or as noted)

Three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023

Revenue

Three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Product revenue	$2,508	$2,198	$310	14.1%
Services	1,709	1,875	(166)	(8.9)%
Total revenue	4,217	4,073	144	3.5%

Total revenue increased by approximately $0.1 million or 3.5%, from $4.1 million for the three months ended September 30, 2023 to $4.2 million for the three months ended September 30, 2024. The increase is due primarily to higher product revenue as we have seen an increase in customer demand for subscription licenses and our cloud model, which currently remains a small portion of the Company’s total revenue. We believe this trend could accelerate and we have begun to shift our marketing efforts to a subscription and cloud model.

Product revenue increased by approximately $0.3 million, or 14.1%, from $2.2 million for the three months ended September 30, 2023 to $2.5 million for the three months ended September 30, 2024. The overall increase is due primarily to higher software license revenue, including the impact of our transition to a subscription and cloud model.

Services revenue, which is primarily sold to direct customers, decreased by approximately $0.1 million or 8.9%, from $1.9 million for the three months ended September 30, 2023 to $1.7 for the three months ended  September 30, 2024.  The decrease is partially due to customers previously on service contracts being migrated to subscription licenses and our cloud model.

Nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Product revenue	$8,864	$6,961	$1,903	27.3%
Services	5,336	5,617	(281)	(5.0)%
Total revenue	14,200	12,578	1,622	12.9%

Total revenue increased by approximately $1.6 million or 12.9%, from $12.6 million for the nine months ended September 30, 2023 to $14.2 million for the nine months ended September 30, 2024. The increase is due primarily to higher product revenue as we have seen an increase in customer demand for subscription licenses and our cloud model, which currently remains a small portion of the Company's total revenue. We believe this trend could accelerate and we have begun shifting our marketing efforts to a subscription and cloud model.

Product revenue increased by approximately $1.9 million, or 27.3%, from $7.0 million for the nine months ended September 30, 2023 to $8.9 million for the nine months ended September 30, 2024. The overall increase is due primarily to higher software license revenue, including the impact of our transition to a subscription and cloud model.

Services revenue, which is primarily sold to direct customers, decreased by approximately $0.3 million or 5.0% from $5.6 million for the nine months ended September 30, 2023 to $5.3 million for the nine months ended  September 30, 2024.  The decrease is partially due to customers previously on service contracts being migrated to subscription licenses and our cloud model.

Cost of Revenue and Gross Profit:

Three months ended September 30, 2024 and 2023:

Cost of Revenue and Gross Profit:	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Products	$197	$263	$(66)	(25.1)%
Services	273	267	6	2.2%
Amortization and depreciation	113	22	91	413.6%
Total cost of revenue	$583	$552	$31	5.6%

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Gross profit	$3,634	$3,521	$113	3.2%

Gross profit for the three months ended September 30, 2024 was approximately $3.6 million, or 86% of revenue, as compared to $3.5 million, also 86% of revenue, for the three months ended September 30, 2023.

Cost of products decreased by approximately 25.1%, from $0.3 million for the three months ended September 30, 2023 to $0.2 million for the three months ended September 30, 2024. The decrease is due primarily to the mix of products, including hardware, sold over the comparable periods.

Cost of services was approximately flat for the three months ended September 30, 2023 and September 30, 2024 consistent with services revenue.

Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, increased by approximately $91 thousand, or 413.6%, from $22 thousand for the three months ended September 30, 2023 to $113 thousand for the three months ended September 30, 2024. The increase results from the expense associated with the Company's ProFound Cloud solution which went live in March 2024.

Nine months ended September 30, 2024 and 2023:

Cost of Revenue and Gross Profit:	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Products	$1,047	$1,099	$(52)	(4.7)%
Services	922	951	(29)	(3.0)%
Amortization and depreciation	266	65	201	309.2%
Total cost of revenue	$2,235	$2,115	$120	5.7%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Gross profit	$11,965	$10,463	$1,502	14.4%

Gross profit for the nine months ended September 30, 2024 was approximately $12.0 million, or 84% of revenue, as compared to $10.5 million, or 83% of revenue, for the nine months ended September 30, 2023.

Cost of products decreased by approximately $52 thousand, or 4.7%, from $1.1 million for the nine months ended September 30, 2023 to $1.0 million for the nine months ended September 30, 2024.  Cost of products did not increase proportionately with product revenue to the mix of products, including hardware, sold over the comparable periods.

Cost of services decreased by approximately $29 thousand, or 3.0%, from $951 thousand for the nine months ended September 30, 2023  to $922 thousand for the nine months ended  September 30, 2024. Cost of services as a percentage of service and supplies revenue was approximately 16.9% for the nine months ended September 30, 2023 as compared to 17.3% for the nine months ended September 30, 2024.

Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, increased by approximately $201 thousand, or 309.2%, from $65 thousand for the nine months ended September 30, 2023 to $266 thousand for the nine months ended September 30, 2024. The increase results from the expense associated with the Company's ProFound Cloud solution which went live in March 2024.

Operating Expenses:

Three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses:
Engineering and product development	$1,926	$1,147	$779	67.9%
Marketing and sales	1,861	1,495	366	24.5%
General and administrative	1,806	2,042	(236)	(11.6)%
Amortization and depreciation	56	56	—	0.0%
Total operating expenses	$5,649	$4,740	$909	19.2%

Operating expenses increased by approximately $0.9 million, or 19.2%, from $4.7 million in the three months ended September 30, 2023 compared to $5.6 million in the three months ended September 30, 2024.

Engineering and Product Development. Engineering and product development costs increased by approximately $0.8 million, or 67.9%, from $1.1 million in the three months ended September 30, 2023 to $1.9 million in the three months ended September 30, 2024.  The increase was related primarily to higher personnel costs across the periods.

Marketing and Sales. Marketing and sales expenses increased by approximately $0.4 million, or 24.5%, from $1.5 million in the three months ended September 30, 2023 to $1.9 million in the three months ended September 30, 2024. The increase was primarily related to higher payroll costs from increased headcount and commissions.

General and Administrative. General and administrative expenses decreased by approximately $0.2 million, or 11.6%, from $2.0 million in the three months ended September 30, 2023 to $1.8 million in the three months ended September 30, 2024.  The decrease was primarily related to management's cost saving actions implemented in early 2023 and is primarily related to payroll costs.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, was approximately flat when comparing the three months ended September 30, 2023 to the three months ended September 30, 2024.

Nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses:
Engineering and product development	$5,197	$3,909	$1,288	32.9%
Marketing and sales	6,210	5,690	520	9.1%
General and administrative	5,779	7,650	(1,871)	(24.5)%
Amortization and depreciation	182	186	(4)	(2.2)%
Total operating expenses	$17,368	$17,435	$(67)	(0.4)%

Operating expenses were approximately flat at $17.4 million for each of the nine months ended September 30, 2023  and the nine months ended September 30, 2024.

Engineering and Product Development. Engineering and product development costs increased by approximately $1.3 million, or 32.9%, from $3.9 million in the  nine months ended September 30, 2023 to $5.2 million the nine months ended September 30, 2024. The increase was related primarily to higher personnel costs across the periods.

Marketing and Sales. Marketing and sales expenses increased by approximately $0.5 million, or 9.1%, from $5.7 million in the nine months ended September 30, 2023 to $6.2 million in the nine months ended September 30, 2024. The increase was primarily related to higher commissions on increased sales revenue across the periods.

General and Administrative. General and administrative expenses decreased by approximately $1.9 million, or 24.5%, from $7.7 million in the nine months ended September 30, 2023 to $5.8 million in the nine months ended September 30, 2024.  The decrease was primarily related to management's cost saving actions implemented in early 2023 and is primarily related to payroll costs.  Offsetting the decrease is a one-time impairment charge of approximately $0.2 million related to an operating lease asset of the Company's corporate headquarters.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, was approximately flat when comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2024.

Other Income and Expense:

Three months ended September 30, 2024 and 2023:

Other Income and Expense:
	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Interest income	$210	$195	$15	7.7%
Other income (expense), net	10	(9)	19	(211.1)%
	$220	$186	$34	18.3%
Tax expense	$(6)	$(4)	$(2)	(100.0)%

Loss from discontinued operations	$—	$(337)	$337	(100.0)%

Interest income. Interest income increased by approximately $15 thousand, or 7.7%, from $195 thousand for the three months ended September 30, 2023 to $210 thousand for the three months ended September 30, 2024. The increase results from higher invested balances at similar interest rates in 2024 compared to 2023.

Other income (expense), net. Other expense was $9 thousand during the three months ended September 30, 2023 compared to income of $10 thousand during the three months ended September 30, 2024.  The increase was driven primarily by foreign currency transactional gains.

Tax expense. Income tax expense was approximately $6 thousand and $4 thousand for the three months ended September 30, 2024 and September 30, 2023, respectively. The effective tax rates for the three months ended September 30, 2024 and 2023 were less than 1% in each period. The difference between the Company’s effective tax rates in 2024 and 2023 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Discontinued operations, net of tax. This line represents the net income of the Company's former Xoft business line which was sold in October, 2023.

Nine months ended September 30, 2024 and 2023:

Other Income and Expense:
	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Interest expense	$—	$(2)	$2	(100.0)%
Interest income	619	528	91	17.2%
Other income (expense)	41	(8)	49	100.0%
	$660	$518	$142	27.4%
Tax expense	$(19)	$(13)	$(6)	46.2%

Loss from discontinued operations	$—	$(435)	$435	(100.0)%

Interest income. Interest income increased by approximately $91 thousand, or 17.2%, from $528 thousand for the nine months ended September 30, 2023 to $619 thousand for the nine months ended September 30, 2024. The increase results from higher invested balances at similar interest rates in 2024 compared to 2023.

Other income, net. Other expense was $8 thousand during the nine months ended September 30, 2023 compared to income of $41 thousand during the nine months ended September 30, 2024.  Included in the nine months ended September 30, 2024 were amounts related to services rendered in connection with the transition services agreement related to the October 2023 sale of the former Xoft business.

Tax expense. Income tax expense was approximately $19 thousand and $13 thousand for the nine months ended September 30, 2024 and September 30, 2023, respectively. The effective tax rates for the nine months ended September 30, 2024 and 2023 were less than 1% in each period. The difference between the Company’s effective tax rates in 2024 and 2023 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against substantially all of its net operating loss carryforwards and tax credit carryforwards.

Discontinued operations, net of tax. This line represents the net loss of the Company's former Xoft business line which was sold in October, 2023.

Liquidity and Capital Resources (in thousands, except as noted)

The Company believes that its cash and cash equivalents balance of $18.8 million as of September 30, 2024, and projected cash balances are sufficient to sustain operations through at least the next 12 months. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. We will continue to closely monitor liquidity and the capital and credit markets.

The Company had net working capital of $19.6 million as of September 30, 2024.  The ratio of current assets to current liabilities at September 30, 2024 and December 31, 2023 was 4.02 and 4.40, respectively.

	Nine Months Ended September 30,
	2024	2023
Net cash used for operating activities	$(2,614)	$(3,513)
Net cash used for investing activities	(263)	(675)
Net cash provided by financing activities	—	1,921
Decrease in cash and equivalents	$(2,877)	$(2,267)

Net cash used for operating activities for the nine months ended September 30, 2024 was $2.6 million, compared to $3.5 million for the nine months ended September 30, 2023. The improvement in net cash used for operating activities for the nine months ended September 30, 2024 resulted primarily from the Company’s focus on cost saving initiatives.  We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable, inventory expansion due to supply chain risk, and the timing of other payments.  Included in these figures are the cash flows from our discontinued Xoft business.  For the nine months ended September 30, 2023, the impact on cash flows from operating activities related to the Xoft business was cash inflows of approximately $0.1 million when excluding previously allocated marketing expenses.

Net cash used for investing activities for the nine months ended September 30, 2024 was $263 thousand, compared to $675 thousand for the nine months ended September 30, 2023. The net cash used for investing activities for the nine months ended September 30, 2024 was primarily related to the completion of the ProFound Cloud software project.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $1.9 million related to sales of our common stock as well as stock option exercises by employees.

The Company is obligated to pay approximately $1.7 million for firm purchase obligations to suppliers for future product and service deliverables and $0.4 million for minimum royalty obligations.

During the second quarter of 2024, we determined that, through an administrative error, a marketing certificate in the European Union (the “EU”) for one of our non-breast products was not renewed. Sales of such product in the EU have constituted an immaterial amount of our total sales over the relevant five-year period.  In addition, we do not expect future sales from this product to materially contribute to our total revenue. Working with relevant authorities, we resolved the administrative error during the third quarter of 2024.  Sales of the non-breast product have commenced and we do not anticipate disruption to our business.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.        Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of September 30, 2024, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective at a reasonable level of assurance.

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

There were no changes to the Company's internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

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

Item 5.             Other Information:

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

101*

The following materials formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*         Filed herewith

**       Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: November 13, 2024	By:	/s/ Dana Brown
	Name: Title:	Dana Brown Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Eric Lonnqvist
	Name: Title:	Eric Lonnqvist Chief Financial Officer (Principal Financial Officer)