Form 10-K
period 2024-12-31
ICAD INC
filed 2025-03-31
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission file number 001-09341

iCAD, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0377419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Townsend West, Suite 6, Nashua, New Hampshire	03063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 882-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ICAD	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s common stock, par value of $0.01 per share, on June 30, 2024 was $32,558,663.  Shares of voting stock held by each officer and director and by each person who, as of June 30, 2024, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 25, 2025, the registrant had 27,365,682 shares of its common stock outstanding.

Documents Incorporated by Reference: Certain information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K will be disclosed in the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders or in a Form 10-K amendment, within 120 days of December 31, 2024.

Special Note Regarding Forward Looking Statements

Unless the context otherwise requires, the terms “iCAD”, the “Company”, “we”, “our”, “registrant”, and “us” mean iCAD, Inc. and its consolidated subsidiaries.

Certain information included in this Annual Report on Form 10-K and the documents incorporated by reference herein, that are not historical facts, contain “forward looking statements” within the meaning of the federal securities laws made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the ability to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the ability to consummate or derive value from strategic transactions including but not limited to mergers and acquisitions or joint ventures, product market acceptance, possible technological obsolescence of products, development and regulatory approval of our products and proposed products increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to our existing and future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company, cyber-attacks, acts of terrorism, acts of war, severe weather, a solar event, an electromagnetic event, a natural disaster, the age and condition of information technology assets, human error, or other factors could disrupt the Company’s operations and cause the Company to incur unanticipated losses and expense, and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “would”, “could”, “may”, “consider”, “confident” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I

Item 1.	Business.

General

Introduction

iCAD, Inc. is a global leader in AI-powered cancer detection whose mission is to create a world where cancer can’t hide. Remaining undetected, cancer poses one of the greatest threats to life, and may grow and spread the longer it remains undetected. With iCAD’s clinically validated, regulatory cleared industry-leading ProFound Breast Health Suite, cancer has no easy way to hide. The Company’s ProFound Breast Health Suite enables medical providers and professionals to accurately and reliably identify where cancer may be hiding, and because cancer may be found earlier, it is likely more easily eliminated. The ProFound Breast Health Suite currently offers solutions for breast cancer detection, breast density assessment, and one- or two-year breast cancer risk evaluation.  Additionally, the company is in the early stages of development of a product that can identify breast arterial calcification from mammogram images.

Powered by advances in artificial intelligence ("AI"), and built on one of the largest, most diverse US and global data sets, the ProFound Breast Health Suite uniquely offers solutions for cancer detection, density assessment, and personalized risk evaluation, all based on a 2D or 3D mammogram’s collection of images. The ProFound Detection solution scores cases and suspicious lesions, helping radiologists identify and focus on areas of most concern and highest suspicion of cancer. The ProFound Suite’s Density Assessment standardizes and simplifies breast density reporting, algorithmically examining a woman’s breast anatomy from the mammogram image. The ProFound AI Risk solution provides a near-term probability for developing breast cancer in the next one or two years, making it more relevant than generalized lifetime risk scores.

The ProFound Detection and Density AI solutions within the ProFound Breast Health Suite are cleared by the US Food & Drug Administration (the "FDA") and have received CE mark and Health Canada licensing. The ProFound Risk solution has received CE mark and Health Canada licensing. Based on the adoption rate of iCAD’s products, and the patient volume of the Company’s customers, iCAD estimates that the suite of ProFound solutions have been used for over 40 million mammograms worldwide in the last five years alone. With over 25 years of experience in AI cancer detection, iCAD has secured 45 patents, completed over 50 clinical studies, and trains its algorithms on one of the largest, most diverse data sets, pulling data regularly from over 100 global locations. The combination of iCAD’s deep experience and unique capabilities differentiates iCAD from its competition and we believe positions it as an industry leader, with AI solutions that will continue to be enhanced and improved as the Company upgrades its algorithm models using its extensive data set and research partners. Used by thousands of providers serving millions of patients, certain products within the ProFound Breast Health Suite are available in over 50 countries.

iCAD is strengthening its position as a premiere breast AI solution by growing as a platform-based SaaS/DaaS (Software as a Service/Data as a Service) organization through ProFound Cloud, the Company’s SaaS platform. ProFound Cloud has proven to make our solutions more affordable, easier for leading medical providers to adopt around the globe and increase speed of service. At the same time, the Company has benefitted from a growing and more predictable recurring revenue stream.

The Company’s headquarters are located in Nashua, New Hampshire. iCAD France LLC is a wholly owned subsidiary of iCAD, Inc., and is consolidated for reporting purposes.

Recent Events

In 2024, iCAD began a three phase strategy to expand and strengthen the Company's business and operations.  Phase (1) Realigning the base; Phase (2) Strengthening our foundation; and Phase (3) Investing in growth initiatives.

In 2024, the Company completed execution of Phases 1 and 2. Highlights include:

●	stabilized the business and reduced cash burn,
●	continued the transition to a subscription-based annual recurring revenue model,
●	expanded to fill key roles within the leadership team and recruitment of new board members; and,
●	announced several new game-changing collaborations with esteemed partners.

The Company’s Phase 3 of transformation began in 2024 and included launching initiatives that strengthen and deepen business with existing accounts and growing through expanding our direct and indirect sales channels including expanding iCAD’s geographic footprint.

Phase 3 accomplishments include iCAD’s released enhancements to ProFound AI Detection Version 3.1 on March 19, 2024, including new workflow features to streamline mammography interpretation for radiologists.

On April 2, 2024, the Company unveiled ProFound Cloud, enabling interoperability and access to iCAD’s breast AI solutions at enterprise scale.

On November 12, 2024, iCAD announced that ProFound Detection Version 4.0 gained FDA clearance, achieving 22% overall improvement in detecting some of the most challenging and aggressive subtypes of cancers when compared to previous versions.

AI in Mammography

When diagnosing breast cancer, early detection matters. Identified in stage 1, cancer is more likely to respond to treatment and can result in greater survival rates. According to the American Cancer Society, the relative 5-year survival rate from breast cancer is 99% when detected early.

However, the incidence of breast cancer is growing. According to the World Health Organization, breast cancer is the most common cancer worldwide, recently surpassing lung cancer, with 2.26 million new cases diagnosed worldwide in 2020. One in eight women will get breast cancer in her lifetime, and every 14 seconds, a woman is diagnosed with breast cancer world-wide. Compounding the situation, 59% of women in the US miss their recommended screening mammograms, and for those who regularly screen for breast cancer, 20-40% of cancers are missed in mammogram screenings with up to 50% missed in women with dense breast tissue. Traditional risk assessment models have relied on family history of the disease as a leading risk factor when in fact, and most surprising, 80-85% of women diagnosed with breast cancer have no direct family history of the disease and 90-95% are not related to inherited gene mutation (American Cancer Society).

Radiology Needs

Breast cancer detection is complex, and has become increasingly complex due to the increase in breast cancer diagnoses globally. AI solutions can help radiologists spot cancer faster, with greater accuracy and allow cancer to be detected earlier. With the continuing migration from 2D (FFDM) reading systems to 3D (Digital Breast Tomosynthesis or "DBT" or “Tomo”) systems, radiologists are spending twice the amount of time reading hundreds more images per 3D case compared to the four images captured with 2D (two images per breast). This volumetric increase in the number of images to read leads to stress – 50% of radiologists are overworked – and burnout is reported to be 51% (Medscape Physician Burnout & Depression Report (2024)). Simultaneously, false-positives and unnecessary recalls for suspected cancers have continued at similar rates while hard-to-detect interval cancers are being missed, or diagnoses are delayed.

Patient Needs

The rise in workload for radiologists described above is also felt by the patient. Anxiously waiting weeks for results, or receiving unnecessary recalls and biopsies can lead to undue stress and anxiety, and distrust of the healthcare system. These factors only serve to worsen outcomes. On average, less than 7% of women recalled back from a routine screening mammogram for a diagnostic workup are ultimately found to have cancer, resulting in patient confusion and frustration.

Additionally, a significant economic burden is placed upon patients and payors that extend throughout multiple years when breast cancer is diagnosed at a later, more advanced stage. In addition to the associated clinical benefits, reducing the proportion of the population with later-stage cancer diagnoses, finding and treating breast cancer earlier may limit the need for more intensive and expensive treatments, which can increase a patient’s health-related quality of life. Earlier detection can have a significant positive financial impact for cancer patients, by reducing healthcare and caregiver costs , and societal burden. For example, studies indicate if diagnoses were shifted one stage earlier for 20% of the 310,000 women in the US diagnosed with breast cancer each year, the shift could result in an estimated potential net savings of $1.4 billion across two-years of treatment and healthcare costs for these patients. iCAD’s solutions find or predict more cancers up to 2-3 years earlier than traditional reading methods by circling and scoring suspicious lesions for radiologists.

iCAD Addresses Both Provider and Patient Needs

Our AI-powered mammograms are setting a new standard of care in cancer detection, density assessment, and short-term risk evaluation. With iCAD’s ProFound Breast Health Suite, radiologists’ reading times may be cut in half with improved accuracy and specificity in finding suspicious cancerous lesions. Radiologists benefit from standard, objective, inclusive results measured by an algorithm built upon many millions of images. And, patients benefit from receiving timely personalized results, fact-based assessment of their breast density and detection findings.

As noted above, iCAD’s mission is to create a world where cancer can’t hide, because when cancer wins, we all lose. For the health of women everywhere, and the benefit of their communities, iCAD’s AI-powered, image-based solutions help detect cancer faster, earlier and with greater accuracy.

The Market and Opportunity

According to a January 1, 2025, report by the FDA, approximately 42.8 million annual mammograms are conducted in the US across 8,957 certified facilities, as measured by the FDA Mammography Quality Standards Act (“MQSA”). Yet only 37% of facilities are using a CAD or advanced AI mammography solutions, according to Research & Markets United States Mammography and Breast Imaging Market Outlook Report 2022-2025, leaving room for growth. Of the 3,268 facilities using AI, iCAD has an active US customer base of 1,559, or approximately 46% of the market reported using AI. In the last five years alone, iCAD estimates reading more than 40 million mammograms worldwide.

Based on the number of DBT units relative to the total units left to be converted to DBT, and the associated large number of installation opportunities, the Company believes that its cancer detection, breast density assessment solutions for DBT may represent a significant growth opportunity in the United States. The Company believes that there is also a growth opportunity for 2D mammography and DBT AI solutions in international markets, both from the analog to digital conversion and as more countries adopt the practice of each exam being read by a single radiologist using AI, rather than the current practice of having two radiologists read each exam. Furthermore, additional western European countries have already implemented, or are planning to implement, mammography screening programs, which may increase the number of screening mammograms performed in those countries.

Since having released its first FDA cleared product in 2002, iCAD has remained committed to innovation in artificial intelligence by continuing to develop and releasing one of the highest performing and most widely available solutions in breast care with FDA clearances, CE marks, and Health Canada licenses. Data is the key to training robust machine learning and AI.  iCAD is well positioned to continue to improve our models as we train our algorithms on one of the largest, most diverse data sets, pulling data regularly from over 100 global locations. The ProFound Detection and Density AI solutions within the ProFound Breast Health Suite are cleared by the FDA and have received CE mark and Health Canada licensing.  The ProFound Risk solution has received CE mark and Health Canada licensing. Used by thousands of providers serving millions of patients, certain products within the ProFound Breast Health Suite are available in over 50 countries.

Our Strategy

iCAD is increasing its leading position as the premiere breast AI solution by transitioning into a platform-based SaaS/DaaS organization by implementing a three phased transformation, which began in 2024:  Phase (1) Realigning the Base; Phase (2) Strengthening the Foundation; and Phase (3) Investing in Growth Initiatives. The Company completed Phases 1 and 2 in 2023 and began Phase 3 initiatives in 2024.

Growth Initiatives

iCAD is actively focused on revenue growth and market expansion initiatives using a three-phased, overlapping approach. Phase (1), expanding existing accounts; Phase (2), growing channels, both direct and indirect; and Phase (3) entering new markets.

The first phase, expanding existing accounts, takes advantage of iCAD’s sizable install base, including reengaging customers who've lapsed on annual maintenance service agreements, are behind on upgrading to new versions, including the transition to cloud, winning back lost or deeply lapsed customers and accelerating deployment across large national accounts. Large enterprise customers like Solis Mammography, US Radiology, SimonMed, Ascension and Cleveland Clinic, who collectively serve about 12% of the US mammography screening market, offer great potential for iCAD as many are in the early stages of rolling out iCAD’s solutions and continue to expand into more sites and markets each month. The focus of this phase is to accelerate deployment across national and regional accounts as well as targeted re-engagement of iCAD customers who've lapsed on their maintenance agreements or who are operating on older software versions.

The second phase is growing channels, direct and indirect, in the US and globally through direct sales and establishing new distribution partnerships. Globally, more than 32,000 mammography systems serve approximately 250 million women in the age range recommended for annual mammograms. Considering only the US market, there remains a significant business opportunity to expand the ProFound Breast Health Suite into the 63% of the market not using AI, as well as converting sites using other AI to iCAD’s AI solutions. iCAD has added sales leadership, sales representatives, and sales operations team members, and plans to continue to add distribution partners to focus on new and expanded business given the large addressable market opportunity. For more information, see “The Market and Opportunity” above.

Phase 3 is focused on entering new markets with new solutions, currently planned for the fiscal year 2025. For example, in the fourth quarter of 2022, iCAD announced a development and commercial collaboration agreement with Solis. This collaboration is focused on using mammography to detect the presence or absence of breast arterial calcification (“BAC”). This potential new product could identify millions of women with BAC using data obtained from their mammogram. With heart disease being the number one killer among women in the US, this collaboration not only offers the potential to address a significant unmet need in patient care, but also to penetrate a sizable new market. This product is currently in development and no regulatory or commercial clearance has been applied for or obtained.

 Products - ProFound Breast Health AI Suite

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

ProFound Detection Version 4.0 for Digital Breast Tomosynthesis (DBT) received clearance from the FDA in November 2024. This next-generation AI solution, trained using advanced deep learning convolutional neural networks (CNN), offers advancements in cancer detection and specificity, achieving a 6.3% improved area under the receiver operating characteristic curve (AUC) over the prior version, significantly improving the identification of hard-to-find and aggressive cancers while reducing false positives. Additionally, this version introduced an option for clinicians to incorporate a prior exam into a current exam’s ProFound Detection analysis.

Beyond its enhanced clinical performance, ProFound Detection Version 4.0 presents substantial growth potential for iCAD. As existing and new customers upgrade to this latest version and adopt cloud-based deployment and subscription programs, iCAD anticipates steady growth in Annual Recurring Revenue (ARR). This strategic shift to the cloud enables facilities to remain at the forefront of AI advancements while benefiting from enhanced scalability, continuous updates, and streamlined operational efficiency.

Compared to previous version 3, ProFound Detection Version 4.0 provides a 22% overall improvement in detecting some of the most challenging and aggressive cancer subtypes. Highlights include:

●	50% improvement in identifying cancers within dense breast tissue,

●	60% improvement in identifying invasive lobular cancers,

●	21% improvement in detecting invasive cancers, and

●	38% improvement in identifying cancers smaller than 1 cm.

With FDA clearance of ProFound Detection Version 4.0, iCAD continues to set new benchmarks in cancer detection, especially in the most challenging cases where accurate and early detection is critical. This groundbreaking fourth generation of iCAD’s AI solution not only enhances detection for aggressive and difficult-to-detect cancers, but also reduces the burden of potential false positives, which provides clinicians with a highly precise and efficient AI concurrent-reader solution.

We believe this advancement strengthens our competitive position and represents a powerful driver for long-term growth.

The newest version’s ability to detect subtle invasive cancers, especially within dense breast tissue, addresses one of the biggest challenges in breast imaging today. The improved precision in ProFound Detection’s lesion marking combined with the option to incorporate prior exams allows for improved clinical accuracy and more efficient reading workflows.

Along with improved cancer detection capabilities, ProFound Detection Version 4.0 delivers more precise lesion marking compared to the previous version, with an 18% improvement in cases with no marks, reducing potential false positives by enhanced specificity performance. Highlights include:

●	20% fewer marks related to vascular calcifications, and

●	51% fewer marks related to non-vascular calcifications.

In a significant leap forward, ProFound Detection Version 4.0 enables clinicians to incorporate a prior exam into its AI analysis and case-score/lesion assessment on the current case, emulating the approach radiologists take when interpreting current screening exams with historical context. By integrating prior imaging data, the software provides greater precision and insight, further enhancing clinical decision-making.

A key competitive differentiator is the fact that iCAD’s algorithms are trained on over fifteen million images including one of the largest 3D image datasets gathered from over 100 sites from around the globe. Competitively, iCAD's algorithm training data includes the one of the highest amount of sourcing from the US, providing diverse data that is ethnically, racially, and age representative of the US screening population. The ProFound Detection AI algorithm rapidly and accurately analyzes each individual image or slice to identify potentially malignant lesions. Analyzing for masses, distortion, calcifications, and asymmetry, it localizes, segments and classifies lesions giving them a score and a case score for the overall exam.

Offering clinical confidence, operational efficiencies and proven patient outcomes, iCAD’s ProFound Detection finds cancers and circles and scores suspicious lesions for radiologists. Based on a reader study published in 2019, radiologist cancer detection AUC rates improve by 6-7% compared to non-AI readers, reading times reduce by 53%, and reduced false positives improve patient satisfaction. Additionally, with iCAD’s fast on-premises and cloud-based deployment options, each averaging under 5 minutes per analysis, a radiologist’s ability to review cases quickly is supported.

ProFound AI Detection Version 3 is FDA cleared, CE marked, Health Canada licensed, and received new 2024 clearances in South Africa, the United Arab Emirates (“UAE”), and Chile. The next generation of ProFound Detection, Version 40, is FDA cleared.

ProFound Suite’s Breast Density Assessment

The ProFound Suite’s density assessment solution leverages AI to provide an objective and consistent breast density assessment, helping clinics align to the new FDA-MQSA notification requirement to patients, which took effect in September 2024.

Breast density is one of the strongest and most prevalent breast cancer risk factors. As breast density increases, the risk of developing and missing breast cancer increases. Approximately 50% of women over the age of 40 in the US have dense breasts, and, according to Susan G. Komen, women with very dense breasts are 4-5 times more likely to get breast cancer.

AI helps to remove the challenge of a subjective visual assessment by radiologists, as radiology-reviewed density metrics may swing wildly, between 6% to 85%, with clinicians even disagreeing with their own measurements from year to year. Inconsistency in density assessments can lead to additional unnecessary imaging, increase patient and facility costs, and patient anxiety.

Using mammographic images, iCAD’s density AI solution analyzes a woman’s breast anatomy, measures the adipose and fibroglandular tissue dispersion and texture, and categorizes her breast density within the appropriate BI-RADS® 5th edition density category. iCAD’s density AI solution gives clinicians an integrated workflow for identifying and reporting breast density, allowing for personalized patient planning with supplemental screening and customized schedules when needed.

PowerLook AI® Density is FDA cleared, CE marked, and Health Canada licensed. The newest PowerLook AI Density, Version 4.0, is FDA cleared, available in Chile and South Africa and UAE licensed.

ProFound Breast Cancer Risk

iCAD’s ProFound AI Risk solution is, we believe, the first image-based, one-to-two-year risk assessment tool – based on reading a 2D or 3D mammogram. ProFound AI Risk uses a new model for predicting breast cancer during an annual mammogram screening that has been found to be 2.4X more accurate compared to traditional life-time models based on family and medical history. By evaluating several data points in a patient’s scanned image, it calculates a more accurate short-term risk score for developing cancer in the near term one or two years. This capability for shorter-term insight for when cancer may appear opens the door for real change in standards of care. Rather than adjusting a patient’s life-long screening plan based on lifetime models informed only from family history, genetic information and density scores, ProFound AI Risk can predict when that risk is present; allowing clinicians to make informed adjustments to a patient’s screening plans when appropriate. Saving the health care system and patients time, costs, and worry.

As the field of mammography moves from age-based screening recommendations to more personalized risk-adaptive screening guidelines, iCAD is on the leading-edge of this exciting new realm that will enable clinicians to easily adapt to evolving screening practices and personalize patient care.

ProFound AI Risk is CE Marked and Health Canada Licensed, is not FDA Cleared, and is only available in the US for investigational use.

Potential Future Products – Breast Arterial Calcification (Research Candidate)

Breast cancer and heart disease are the two leading causes of death among women. Clinical results have found calcifications in arterial vessels within the breast are proven to correlate with calcifications elsewhere in the body, which raises concern for cardiovascular or heart health issues. According to a study published by the Canadian Cardiovascular Society, “Between Breast Arterial Calcifications and Cardiovascular Disease: A Systematic Review and Meta-analysis,” BAC was associated with an increased risk of cardiovascular mortality, and certain cardiovascular outcomes. There is thus a potential to use BAC as a sex-specific cardiovascular risk assessment tool.

iCAD is in the early stages of developing an AI solution to determine the presence or absence of BAC. If the Company is successful, clinicians would have the ability to gather many lifesaving insights from one mammogram, including the identification of breast cancer, measurement of breast density, and presence of BAC. For patients identified with presence of BAC, clinicians will have the opportunity to recommend further cardiovascular surveillance or review by other care teams. iCAD currently has a research candidate for BAC and is working with the FDA to bring the proposed BAC solution to market.

Flexibility in Software Licensing and Deployment Options – ProFound Cloud

iCAD historically offered its solution as perpetually licensed software, primarily pre-installed on and sold with an iCAD configured, off-the-shelf computer, capable of optimally running the software.

In 2022, iCAD began offering its full suite of breast AI solutions in a variety of more flexible options. First, iCAD uncoupled the purchase of iCAD software from the purchase of hardware, allowing customers to source their own computer hardware or use existing IT infrastructures. Second, iCAD launched several new software licensing models designed to leverage both capital and operating expense budgets for customers. In addition to perpetual licenses, the Company introduced a new SaaS subscription pricing model that allows customers to purchase a term-based subscription based on the number of imaging gantries or annual mammography exam volume.

To make iCAD’s software more flexible, the Company’s software has been developed to run as a self-contained software package, making it executable within a variety of infrastructure environments, including iCAD-configured computers or servers, virtualized environments, and integrations into partner cloud-based hosting environments.

In April 2024, iCAD announced commercial availability of ProFound Cloud in the US and subsequent global release in Q4 of 2024. The innovative Software-as-a-Service (SaaS) platform provides medical providers with a cost-effective, secure, and scalable means to access and deploy the latest ProFound Breast Health Suite of AI solutions.

With the commercial launch of ProFound Cloud, iCAD is enabling interoperability and access to ProFound Health Breast Suite AI Solutions at enterprise scale, revolutionizing global access to cutting-edge AI solutions in breast health. Through the power of the cloud and our partnership with Google, iCAD empowers medical providers to enhance patient outcomes by helping detect cancer earlier.

Powered by Google Cloud architecture and Google’s Health AI innovations, ProFound Cloud integrates a lightweight edge client and cloud-based components. Together, they securely transport and process mammography screening data between imaging sources, such as imaging modalities and Picture Archive and Communications Systems (PACS) and cloud-based AI. The processed data is seamlessly delivered to systems that utilize AI outputs, including mammography review workstations, PACS and image and data storage systems.

The healthcare landscape is shifting towards technology-as-a-service models, avoiding the pitfalls of investing in rapidly outdated hardware and software. As AI relies heavily on specialized hardware like graphical processing units (GPUs), setting up and upgrading both software and hardware becomes increasingly complex. Cloud-based solutions, like ProFound Cloud, address this challenge by providing SaaS to ensure that all customers access the latest technology without the initial hardware investment, support contracts, and constant updates. Moreover, ProFound Cloud provides facility administrators the ability to access the administration site, enabling them to update configurations and perform administrative tasks in multiple languages.

ProFound Cloud is designed to support patients, providers and partners while facilitating the management of diverse data types critical for comprehensive healthcare analysis. This includes 2D and 3D mammography images alongside all cancer images, in parallel, it stores limited images of benign, recall and normal cases. ProFound Cloud also manages ProFound AI Risk and density assessment results, radiology and pathology reports and ProFound detection results, while ensuring seamless access to critical diagnostic information. Importantly, ProFound Cloud securely handles de-identified patient information and provider data, adhering to strict privacy and compliance standards. The comprehensive approach enables robust analytics for informed decision-making.

Expansion of Partnerships and Strategic Relationships to Improve Access to Care, Streamline Workflow, and Foster Scientific Innovation

Research and Innovation Partnerships

iCAD partners with industry leaders across platforms, technology, academic research, integration, and advocacy organizations to iterate and improve upon iCAD software and make solutions more accessible to customers. Interoperable with more than 75 PACS solutions worldwide, with 23 global distributors and growing, iCAD’s market share is on the rise.

In 2024, iCAD continued its work with Duke University, Indiana University, University of Pennsylvania and Karolinska Institute on artificial intelligence advancements and clinical testing. Additionally, iCAD expanded its partnership with Google Health to enhance the Company’s technology and expand access to millions of women and providers worldwide. iCAD’s new 20-year research and development agreement includes co-development, testing, and integration of Google’s AI technology with the ProFound Breast Health Suite for 2D mammography for worldwide commercialization to potentially ease radiologist workload and reduce healthcare disparities for women. The conventional double-read workflow used by most countries, where mammograms are assessed by two separate radiologists, has become increasingly challenging as there is a global radiologist workforce shortage. Leveraging AI as a viable alternative to current double reading by introducing iCAD as secondary independent reader can help radiology departments run more efficiently.

Commercial Partnerships

To make iCAD solutions more available to customers, iCAD expanded into new platform and channel partners, technology partners, and health system partners. iCAD developed new partnerships and integrations with several AI distributors and marketplace aggregators to implement ProFound Breast Health Suite via cloud options, such as Ferrum Health, Change Healthcare, Blackford, Deepc, Carpl.ai, Test Dynamics and have several others currently under negotiation to further expand iCAD’s footprint.

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

In October of 2022, iCAD and Solis Mammography (Solis) announced a collaboration to develop and commercialize AI based on breast arterial calcifications. Multiple studies have shown a correlation between the amount of breast arterial calcifications, which are visibly detectable on mammograms, to cardiovascular risk. iCAD and Solis are working together to use AI to determine presence or absence of breast arterial calcification in mammograms.

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

These partnerships greatly expand visibility and access to the Company’s ProFound Breast Health Suite of AI solutions – including ProFound AI Detection, Risk and Density – for more hospitals and imaging centers

Nonprofit Partnerships

iCAD is dedicated to serving those in need by establishing free, equitable access to AI-read mammograms. In 2024, iCAD brought ProFound AI Detection to Ghana and Guyana in partnership with RAD-AID, a nonprofit entity that works in over 30 countries to improve and optimize access to medical imaging and radiology in low-resource regions of the world. Together, iCAD and RAD-AID plan to improve diagnosis of breast cancer where breast cancer mortality rates are highest.

How iCAD Markets and to Whom

Our aim is to create a world where cancer can’t hide from AI-powered solutions by reaching as many women as possible across the globe. In the last five years alone, iCAD estimates that more than 40 million mammograms were read worldwide, of which nearly 30% were tomosynthesis. That patient reach is buoyed by the Company’s long-standing leadership position in breast cancer detection and the 1,500 facilities actively using iCAD solutions today. Nearly half of all US mammography sites reading with AI use iCAD’s solutions.

In North America, iCAD sells its ProFound Breast Health AI mammography solutions through a direct regional sales force and the Company’s many channel partners including OEMs, Radiology Picture Archiving and Communication System (PACS) vendors, AI Platform vendors and distributors. The Company’s OEM partners include GE Healthcare, focused on the manufacture and distribution of diagnostic imaging equipment, Fujifilm Medical Systems, a subsidiary of Fuji focused on the manufacture and distribution of X-rays and other imaging equipment, and Siemens Medical Systems. In Europe, Middle East, Asia and Africa, the Company sells its AI mammography products through channel partners and 23 reseller relationships with regional distributors.

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

The Company currently faces direct competition in its cancer detection and breast density assessment businesses from Hologic, Inc. (Marlborough, MA), ScreenPoint Medical (Nijmegen, Netherlands), Densitas Inc. (Halifax, Nova Scotia, Canada), Therapixel (Paris, France), and Lunit (Seoul, South Korea) who recently acquired Volpara Health Technologies (Wellington, New Zealand). The Company believes many factors, including breadth of innovative and clinically differentiated product offerings, ongoing development of clinical support, strong relationships with its strategic partners, and ability to provide the Company’s solutions across several platforms and payment structures will provide it with a competitive advantage in breast AI.

Future offerings in breast cancer risk, and potential BAC offerings, face competition as others are developing similar solutions, and in the case of BAC, CureMetrix received FDA clearance for cmAngio®, a similar solution for detecting breast arterial calcification.

Manufacturing and Professional Services

The Company manufactures and assembles its ProFound Health Suite  products. When a product sale is made to an end-customer by one of the Company’s OEM partners, it is usually installed at the customer site by the OEM partner or the Company. When iCAD makes a product sale directly to the end-customer, the product may be installed by iCAD personnel remotely or onsite in partnership with the customer.

iCAD’s professional services staff provides comprehensive product support on a post-sale basis. Product support includes product demonstrations, product installations, applications training, and technical support. The Company’s support center is a single point of contact for the end-customer, and provides remote diagnostics, troubleshooting, training, and service dispatch. Service repair efforts are generally performed at the customer site by third party service organizations or at the Company’s manufacturing facility.

Government Regulation

iCAD’s operations, products and customers are subject to extensive government regulation by numerous government agencies. The Company’s AI software solutions are regulated as medical devices in each of the jurisdictions where the Company operates, and iCAD’s customers are subject to applicable provider quality standards.

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

After our products enter the market, iCAD and our products continue to be subject to FDA regulation. For example, the FDA Quality System Regulations (“QSR”) require manufacturers to establish a quality system including extensive design, testing, control, documentation and other quality assurance procedures designed to ensure that their products consistently meet applicable FDA requirements and manufacturer specifications. iCAD’s suppliers may also be required to comply with applicable parts of the QSR. Manufacturers are subject to periodic inspections by the FDA to determine compliance with QSR. If at the conclusion of an inspection, FDA has made any observations that may constitute violations of applicable requirements, it may issue an FDA Form 483 (“483”) requiring corrective action within a limited amount of time. If any observations are not addressed and/or corrective action taken, FDA may issue a warning letter and or take other enforcement action. The Company also is subject to FDA regulations covering labeling and adverse event reporting as well as the FDA’s general prohibition against promoting products for unapproved or “off-label” uses. Failure to comply fully with applicable regulations could lead to delayed marketing clearance or approval or enforcement action, including 483s, warning letters, product seizures, import/export refusal, civil or criminal penalties, injunctions, and criminal prosecution.

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

•	rules and regulations promulgated by the FDA which impact the Company’s current and future products, including but not limited to ProFound AI.

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

iCAD has financial relationships with physicians in the form of services arrangements. The Company’s financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an applicable exception. Unlike the AKS, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature. iCAD attempts to structure relevant relationships to meet a Stark Law exception, but the regulations implementing the exceptions are detailed and complex, and underwent significant changes in 2020, and therefore, the Company cannot provide assurance that every relationship complies fully with the Stark Law.

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

False Claims Laws

The federal FCA prohibits any person from knowingly presenting, or causing to be presented, a false claim or knowingly making, or causing to be made, a false statement to obtain payment from the federal government. If iCAD violates the AKS or Stark Law, improperly bills for services, retains overpayments longer than 60 days after identification, or fails to act with reasonable diligence to investigate credible information regarding potential overpayments, the Company may be found to violate the federal FCA.

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

In the European Union, there is now political agreement on the EU Artificial Intelligence Act (“EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act was published in 2024, and the majority of the substantive requirements will apply over the next two years. The EU AI Act applies to companies that develop, use and/or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). Additionally, in September of 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the European Union, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve, or commercialize our services, and could require additional compliance measures and changes to our operations and processes.

For more information, see “Item 1A. Risks Related to Regulation of the Company’s Industry – The Company is subject to complex and evolving U.S. and foreign laws and regulations regarding AI, machine learning, and automated decision making.”

Changes to Federal Rules, Regulations, Laws, and Agencies

The 2025 U.S. presidential administration has implemented or threatened massive changes to federal agencies, enforcement initiatives, and federal agency staffing including work stoppages and reductions in force. It is not known at this time what impact, if any, such initiatives will have on the government regulations which relate to our business and operations.

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

The Company has certain patents to its ongoing programs that expire between 2025 and 2040. These patents help the Company maintain a proprietary position in its markets. The Company does not believe that the patents expiring in 2025 are material to its business. Additionally, the Company has a number of patent applications pending domestically, some of which have been also filed internationally, and the Company plans to file additional domestic and foreign patent applications when it believes such protection will benefit the Company. These patents and patent applications relate to current and future uses of iCAD’s cancer detection technologies and products, including cancer detection solutions for tomosynthesis, CAD for CT colonography and lung and CAD for MRI breast and prostate. The Company has also secured a non-exclusive patent license from the National Institute of Health which relates broadly to CAD in colonography.

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

Engineering and Product Development

iCAD’s products have been developed by a combination of its own research and development staff and research partners such as HACE Karolinska or Duke University.  In some cases, products were developed by the companies iCAD acquired. Research and development expenses are primarily attributable to personnel, consulting, subcontract, licensing and data collection expenses relating to the Company’s new product development and clinical testing. iCAD believes its products are competitive and that none of the current versions of the Company’s products are approaching obsolescence. iCAD has invested and expects to continue to invest in new research and development and enhancements of the Company’s current products to maintain iCAD’s competitive position. For the years ended December 31, 2024 and 2023, we incurred $6.6 million and $5.2 million, of research and development expense, respectively.

Human Capital Resources

As of December 31, 2024, the Company had 66 employees, with 21 involved in sales and marketing, 17 in research and development, 15 in service, manufacturing, quality assurance, technical support and operations functions, and 13 in administrative functions. None of the Company’s employees are represented by a labor organization. The Company considers its relations with employees to be good.

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

Available Information

The Company files annual, quarterly and current reports, proxy or stockholder information statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and certain other information that we may file electronically with the SEC (http://www.sec.gov). We also make available for download free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and proxy statements, and amendments thereto, as soon as reasonably practicable after we have filed it electronically with, or furnished it to, the SEC. We maintain our corporate website at http://www.icadmed.com. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

The Company operates in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect its operations.

The following is a summary of certain important factors that have affected, and/or in the future could affect, the Company’s operations and that may make an investment in iCAD speculative or risky. You should carefully consider the fuller risk factor disclosure set forth in this Annual Report on Form 10-K, in addition to the other information herein, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and related notes.

•	The Company has incurred significant losses from inception through 2024 and there can be no assurance that we will be able to achieve and sustain future profitability.

•	The Company’s quarterly and annual operating and financial results and gross margins are likely to fluctuate significantly in future periods.

•	The Company has been informed by the FDA that our ProFound AI® Risk product is appropriate for classification through the De Novo pathway and have paused U.S. sales of the product until we obtain FDA regulatory clearance.

•	The Company’s use of AI, machine learning, and automated decision making, including through the ProFound Breast Health Suite, gives rise to legal, business, and operational risks. Legal, regulatory, social and ethical issues relating to the use of AI and machine learning technologies in our offerings and business may result in reputational harm and liability.

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

The Company’s success in growing revenue and market share from subscription-based offerings will depend, to a large extent, on the willingness of the Company’s customers and the markets we serve to accept this model for commercializing applications that they view as critical to the success of their businesses. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software and IT staffing into their businesses and may be reluctant or unwilling to switch to a recurring fee model for our software applications or to migrate these applications to cloud-based services. Conversely, the rate of adoption of this model may occur faster than the Company forecasted resulting in a short term impact to revenue due to recognizing subscription-based licenses ratably as well as an impact to cash as cash is also collected ratably as opposed to all up front with perpetual models. Other factors that may affect market acceptance of our products and cloud-based applications include:

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

The market for these services may not develop at the rate we expect, meaning adoption may occur more slowly or more quickly than forecasted, either of which could harm the Company's business. The Company's business model continues to evolve and it may not be able to compete effectively, generate significant revenues or maintain profitability for our subscription-based offerings. The Company has and will continue to incur expenses associated with the infrastructures and marketing of subscription offerings in advance of its ability to recognize the revenues associated with these offerings. Demand for subscription, cloud-based services may unfavorably impact demand for certain other products and services. With a continued shift away from the sale of perpetual software licenses to providing access to software through subscription agreements the Company may, in the near term, experience a deferral of revenues and to a lesser extent cash received from customers.

The Company has incurred significant losses from inception through 2024 and there can be no assurance that it will be able to achieve and sustain future profitability.

The Company has incurred significant losses since inception. The Company incurred a net loss of approximately $5.6 million in 2024 and has an accumulated deficit of approximately $277 million at December 31, 2024. The Company may never be able to achieve profitability. Substantially all of our operating losses have resulted from costs incurred in connection with research and development efforts, including clinical studies, and from general and administrative costs associated with our operations. We also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur substantial and increasing operating losses for the foreseeable future.

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

As of December 31, 2024, the Company had cash and cash equivalents totaling $17.2 million. The Company expects its cash and cash equivalents will be able to fund its operations for at least the next twelve months. However, this does not reflect the possibility that the Company may not be able to access a portion of our existing cash and cash equivalents and investments in marketable securities due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company's ability to access its cash and cash equivalents and investments in money market funds may be threatened and could have a material adverse effect on its business and financial condition.

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

Tariffs could adversely affect our business and financial results.

We purchase components of our products from U.S. domestic sources, as well as various global sources including but not limited to those located in Mexico. The current U.S. presidential administration has proposed the implementation of a number of tariffs on products and raw materials from countries including Mexico, which could increase our production costs. If tariffs make purchases of materials from certain jurisdictions untenable, we may also need to obtain materials from other sources, when possible, which could also increase our costs and delay our planned clinical trials and manufacture of our products and product candidates. Any of these factors may adversely affect our financial condition or results of operations.

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

While there have been no adverse safety issues reported in the U.S. by our customers which have deployed ProFound AI Risk, we have paused sales of ProFound AI® Risk in the U.S. and have informed customers of our need to provide the FDA with additional information under their revised guidance. However, we do not currently intend to recall any licenses previously sold and granted as there is no risk of patient injury.

Sales of ProFound AI® Risk have not been significant to our aggregate sales and we have only made sales to a limited number of customers. Note that ProFound AI® Risk is, however, approved for use in countries outside of the U.S. including Canada and the European Union, and we have received no reports of safety issues from any users.  We are presently determining the optimal regulatory strategy designed to satisfy applicable FDA requirements.  The changes in FDA guidance applicable to ProFound AI® Risk do not affect sales of our other products which include our primary product ProFound AI® Detection as well as PowerLookAI® Density.

We may not be able to complete all activities necessary to comply with FDA De Novo Request (21 CFR 860.220) under the FD&C Act on a timely basis or without expending significant resources. We are unable to control the timing of FDA action and we may be required to provide additional information within certain timeframes. We also may be required to gather and prepare additional clinical data that are relevant to support reasonable assurance of the safety and effectiveness of the device or non-clinical data including bench performance testing. If the FDA determines that we have not satisfied its requirements, any failure of ours to address such requirements or provide requested documentation could disrupt our business operations related to the ProFound AI® Risk product and the timing of our commercialization efforts  and could have a material adverse effect on our financial condition and operating results. In addition, the FDA could take action against us for the period of time from the change in FDA guidance applicable to ProFound AI® Risk to the present time, in connection with our decision not to recall the licenses previously sold and granted and could require us to recall the product in the future. We may also be at risk from claims made by our customers who have commenced sales of ProFound AI® Risk to their customers.

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

The successful commercialization of the Company’s newly developed products and treatments and newly introduced enhancements to the Company’s existing products and treatments are subject to numerous risks, both known and unknown, including:

•	market acceptance of the Company’s products;

•	uncertainty of the development of a market for such product or treatment;

•	delays in commercialization due to failure to obtain any required regulatory approvals;

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

We may be subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The outcome of these product liability claims and other legal proceedings cannot be predicted with certainty.  The Company’s product and general liability insurance coverage may be inadequate with respect to potential claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. If available at all, product liability insurance for the medical device industry generally is expensive. Future product liability claims could be costly to defend and/or costly to resolve and could harm the Company’s reputation and business.

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

There is no guarantee that we will successfully develop, or receive the required regulatory approvals for our proposed BAC products.

In the fourth quarter of 2022, we announced a development and commercial collaboration agreement with Solis. This collaboration is focused on using mammography to detect the presence or absence of BAC. This potential new product for could identify millions of women with BAC using data obtained from their mammogram. This product is currently in development and no regulatory or commercial clearance has yet been applied for or obtained. There is no guarantee that we will successfully develop, or receive regulatory approval to market or commercialize, this product. Even if we are able to develop and receive requisite regulatory approvals for this product, there is no guarantee that we will be able to successfully market this product, or that customers will ultimately adopt this product in lieu of existing products from competitors.

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

We incorporate artificial intelligence technologies into our products. These technologies may present business, compliance and reputational risks.

If we fail to keep pace with rapidly evolving technological developments in artificial intelligence, our competitive position and business results may suffer. The introduction of these technologies, particularly AI, into our products may also result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, copyright infringement, compliance issues, ethical concerns, security risks relating to private and/or confidential information, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, it is possible that artificial intelligence and machine learning-technology could, unbeknownst to us, be improperly utilized by employees while carrying out their responsibilities. The use of artificial intelligence can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies.

The Company’s business is dependent upon future market growth of full field digital mammography systems, digital computer aided detection products, and tomosynthesis as well as advanced image analysis. This growth may not occur or may occur too slowly to benefit us.

The Company’s future business is substantially dependent on the continued growth in full field digital mammography systems, digital computer aided detection products and tomosynthesis as well as advanced image analysis and workflow solutions. The market for these products may not continue to develop or may develop at a slower rate than the Company anticipates due to a variety of factors, including, general economic conditions, delays in hospital spending for capital equipment, the significant costs associated with the procurement of full field digital mammography systems and Computer-Aided-Detection, or CAD, products and the reliance on third party insurance reimbursement. If the market for the products and technologies upon which the Company’s products are dependent does not grow or grows too slowly, this could have a material adverse effect on the Company’s business.

A limited number of customers and distribution partners account for a significant portion of the Company’s total revenue. The loss of a principal customer could seriously hurt the Company’s business.

A limited number of major customers have in the past and may continue in the future to account for a significant portion of the Company’s revenue. The Company’s principal sales distribution channel for its digital products is through its OEM partners. In 2024, the Company’s OEM partners accounted for 26% of its total revenue, with one major partner, GE Healthcare, accounting for 17% of the Company’s revenue. In addition, in 2024, one direct customer accounted for 9% of the Company’s total revenue. Other than GE Healthcare, no individual customer or partner accounted for greater than 10% of the Company's total revenue for the year ended December 31, 2024. The loss of the Company’s relationships with principal customers or a decline in sales to principal customers could materially adversely affect its business and operating results.

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

Under current accounting, management must assess, at least annually and potentially more frequently, whether the value of the Company’s goodwill of $8.4 million at December 31, 2024 and its other intangible assets have been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect the Company’s reported results of operations in future periods.

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

In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The Company may experience ownership changes in the future as a result of subsequent shifts in the Company’s stock ownership, some of which may be outside of the Company’s control. If an ownership change occurs and the Company’s ability to use its net operating loss carryforwards or other tax attributes is materially limited, it could harm the Company’s future operating results by effectively increasing the Company’s future tax obligations.

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

Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue may experience military action and/or civil and political unrest. For the fiscal year ended 2024, approximately 14% of the Company’s revenue was derived from customers outside of the U.S., primarily within Europe. In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated. Sustained conflict and disruption in these regions is likely.  The aggregate impact to Eastern Europe and Europe as a whole, and throughout the Middle East, as well as actions taken by other countries, including new and stricter sanctions by the United States, Canada, the United Kingdom, the European Union, and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, is not knowable at this time, and could have a material adverse effect on the Company, its business and operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt the Company’s sales to customers in the region. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on the Company’s sales and profitability.

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

Clinical trials are very expensive, lengthy, and difficult to design and implement and have uncertain outcomes, and, as a result, the Company may suffer delays or suspensions in current or future trials which could have a material adverse effect on the Company’s ability to obtain regulatory approvals timely or at all, and if the Company fails to receive such approvals, on its ability to generate revenues.

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

The Company’s revenue from sales outside of the United States represented approximately 14% of the Company’s revenue for 2024. The Company is subject to the risks inherent in conducting business across national boundaries, any one of which could adversely impact its business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; changes in healthcare practice patterns; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair the Company’s current or future operations and, as a result, harm the Company’s overall business.

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

The Company relies heavily on proprietary technology that it protects primarily through licensing arrangements, patents, trade secrets, proprietary know-how and non-disclosure agreements. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether the Company is an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to the Company. There can also be no assurance that the Company’s trade secrets or non-disclosure agreements will provide meaningful protection of Company proprietary information. Further, the Company cannot assure that others will not independently develop similar technologies or duplicate any technology developed by the Company or that its technology will not infringe upon patents or other rights owned by others. Unauthorized third parties may infringe the Company’s intellectual property rights or copy or reverse engineer portions of the Company’s technology. In addition, because patent applications in the United States are not generally publicly disclosed until eighteen months after the application is filed, applications may have been filed by third parties that relate to the Company’s technology. Moreover, there is a risk that foreign intellectual property laws will not protect the Company’s intellectual property rights to the same extent as intellectual property laws in the United States. The rights provided by a patent are finite in time. The Company has certain patents that expire between 2025 and 2040. In the absence of significant patent protection, the Company may be vulnerable to competitors who attempt to copy the Company’s products, processes or technology.

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

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

The medical device industry is characterized by extensive intellectual property litigation and, from time to time, we are the subject of claims by third parties of potential infringement or misappropriation. Regardless of outcome, such claims are expensive to defend and divert the time and effort of management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category.

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

Risks Related to Regulation of the Company’s Industry

Actual and anticipated changes to the regulations of the healthcare system may have a negative impact on the pricing of drugs, the cost of healthcare coverage, and the reimbursement of healthcare services and products.

The FDA and comparable agencies in other jurisdictions directly regulate many critical activities of life science, technology, and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management. In both domestic and foreign markets, sales of products depend in part on the availability and amount of reimbursement by third-party payors, including governments and private health plans. Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third-party payors of newly approved healthcare products. The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been judicial and congressional challenges to the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which could have an impact on coverage and reimbursement for healthcare terms and services covered by plans authorized by the ACA. During 2017 several attempts were made to amend the ACA; however, no amendment proposal gained the 50-vote support from the U.S. Senate needed to pass a repeal bill. As a result, in October 2017, then President Trump issued an executive order, “Promoting Healthcare Choice and Competition Across the United States,” which the Biden administration repealed in January 2021. Since winning reelection in November 2024, President Trump has stated that he has “concepts of a plan” to repeal or reform the ACA, but further details have not yet been publicly disclosed. It is unclear how these healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal, or replace the ACA will impact our business. It is also unknown what other changes will be implemented through the U.S. Congress or future executive orders and how these would impact our tenants. Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our tenants’ businesses and our business.

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

In addition, the new 2025 U.S. presidential administration has implemented or threatened reductions in force and work stoppages across several U.S. federal agencies. Any such reductions or stoppages at the FDA or other federal agencies could delay the approval or review processes for any of our products, which could negatively impact our business and results of operations.

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

We may not realize the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures.

As part of our business strategy, we may merge with or acquire businesses and/or form joint ventures and strategic alliances. Whether we realize the anticipated benefits from these strategic transactions, and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected by unanticipated performance issues, legacy liabilities, cybersecurity issues or vulnerabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. Consolidations of joint ventures could also impact our reported results of operations or financial position. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write-downs.

Our ongoing exploration of alternative strategic paths may not result in entering into or completing transactions, when necessary, and the process of reviewing alternative strategic paths or their conclusion could adversely affect our stock price.

Potential strategic paths may include partnerships, joint ventures, mergers, acquisitions, or licensing transactions, a combination of these, or other strategic transactions. There can be no assurance, however, that our evaluation will result in transactions or other alternatives, even when deemed necessary. There is no set timetable for our strategic process and we do not intend to provide updates unless or until the Company’s Board of Directors (the “Board”) approves a specific action or otherwise determines that disclosure is appropriate or necessary.

Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. The process of reviewing alternative strategic paths may be time consuming and may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly. Further, any alternative strategic paths that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance stockholder value. There can be no guarantee that the process of evaluating alternative strategic paths will result in our Company entering into or completing potential transactions within the anticipated timing or at all.

The Company is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. The Company may be subject to criminal or civil sanctions if it fails to comply with privacy and security regulations regarding the use and disclosure of sensitive personally identifiable information.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, including the Health Insurance Portability and Accountability Act, or HIPAA. In the provision of services to the Company’s customers, the Company and its third-party vendors may collect, use, maintain and transmit patient health information in ways that are subject to many of these laws and regulations. The Company is also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws, including in particular the laws of Europe.

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

The Company’s business increasingly relies on machine learning, AI, and automated decision making. However, in recent years the use of personal data to train, or otherwise in connection with machine learning, AI and automated decision making, has come under increased regulatory scrutiny, and governments and regulators in the United States, European Union, and other places have announced the need for greater regulation regarding the use of machine learning and AI generally. New laws, guidance, and decisions in this area may limit the Company’s ability to use machine learning and AI, or require the Company to make changes to its platform or operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services. For example, certain global privacy laws regulate the use of automated decision making and may require that the existence of automated decision making be disclosed to the data subject with a meaningful explanation of the logic used in such decision making in certain circumstances, and that safeguards must be implemented to safeguard individual rights, including the right to obtain human intervention and to contest any decision. Other global privacy laws allow individuals the right to opt out of certain automated processing of personal data and create other requirements that impact automated decision-making. At the federal level, the president of the United States recently issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which charges multiple agencies, including The National Institute of Standards and Technology, with producing guidelines in connection with the development and use of AI. In the European Union, there is now political agreement on the EU AI Act, which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act was published in 2024, and the majority of the substantive requirements will apply over the next two years. The EU AI Act will apply to companies that develop, use and/or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover (revenue). Additionally, in September of 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the European Union, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing strict liability regime. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide, improve, or commercialize our services, and could require additional compliance measures and changes to our operations and processes. Moreover, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or laws or regulations, and the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. As the legal and regulatory framework for AI and automated decision making evolves, we may not always be able to anticipate how to respond to these laws or regulations, and compliance may adversely impact our operations and involve significant expenditure and resources. Any failure by us to comply may result in significant liability, potential increases in civil claims against us, negative publicity, an erosion of trust, and/or increased regulation and could materially adversely affect our business, results of operations, and financial condition.

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

Provisions in the Company’s certificate of incorporation, as amended, and in Delaware law could make it more difficult for a third party to acquire the Company, discourage a takeover and adversely affect existing stockholders.

The Company’s certificate of incorporation, as amended, authorizes the Board to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Company’s Board, without further action by stockholders, and may include, among other things, voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. Although there are currently no shares of preferred stock outstanding, future holders of preferred stock may have rights superior to the Company’s common stock and such rights could also be used to restrict the Company’s ability to merge with or sell its assets to a third party.

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

The market price of the Company’s common stock has been, and may continue to be volatile, which could reduce the market price of the Company’s common stock. This volatility may impair the ability to finance strategic transactions with our stock and otherwise harm our business.

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

Significant declines in our stock price may also interfere with the ability, if needed, to raise additional funds through equity financing or to finance strategic transactions with our stock. In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price. Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price which could be exacerbated by macroeconomic conditions that affect the market generally, or our industries in particular, could have the effect of diverting management’s attention and could materially harm our business.

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

On August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC ("Craig Hallum") whereby the Company, at its discretion, may issue and sell up to $25 million of shares of the Company's common stock, from time to time, with Craig Hallum acting as sales agent, by any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Securities Act, or any method specified in the Sales Agreement.  During the year ended December 31, 2023, the Company sold 1,057,814 shares of its common stock at a weighted average price of $2.18 per share resulting in cash proceeds of $2.0 million, net of issuance costs, pursuant to the Sales Agreement. No sales were made under the Sales Agreement during the year ended December 31, 2024. To the extent we raise additional capital by issuing equity securities (including but not limited to securities issued in connection with the Sales Agreement), our shareholders may experience substantial dilution.

The Company is a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make the Company’s common stock less attractive to investors.

The Company is a “smaller reporting company” as defined under the Securities Act and Securities Exchange Act of 1934, as amended (the "Exchange Act"), and expects to remain a “smaller reporting company” for the foreseeable future. The Company is therefore entitled to rely on certain reduced disclosure requirements, such as the ability to present only the two most recent fiscal years of audited financial statements in this Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation. Additionally, as a “non-accelerated filer”, the Company currently is not required to obtain an attestation report on internal control over financial reporting issued by the Company’s independent registered public accounting firm.

The Company has utilized these exemptions and expects to continue to utilize these exemptions while a smaller reporting company and non-accelerated filer. These exemptions and reduced disclosures in the Company’s SEC filings due to its status as a smaller reporting company mean the Company’s auditors do not review our internal control over financial reporting and may make it harder for investors to analyze the Company’s results of operations and financial prospects. The Company cannot predict if investors will find the Company’s common stock less attractive because we may rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for the Company’s common stock and the price of its common stock prices may be more volatile.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company is required to include in its Annual Report on Form 10-K its assessment of the effectiveness of the Company’s internal controls over financial reporting. The Company has dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2024 and will continue to do so for future fiscal periods. Although the Company believes that it currently has adequate internal control procedures in place, it cannot be certain that its internal controls over financial reporting will continue to be effective. If the Company cannot adequately maintain the effectiveness of its internal controls over financial reporting, it might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect the Company’s financial results and the market price of its common stock.

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

Unfavorable global economic conditions and government regulations could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Factors such as geopolitical events (including the ongoing wars in Ukraine and Israel), inflationary pressures, public health crises, and U.S. election cycles have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including weakening demand for our Inspire system, and adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Further, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, including most recently from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business. There is also uncertainty surrounding potential changes to the healthcare regulatory environment in the United States, and it is not possible to predict how these changes may be implemented, and the ultimate effects of such changes on our business. In addition, the U.S. federal government and other governments may reduce funding for health care or other programs or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs and premiums we can charge. The levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new presidential administration and Congress, and what challenges budget reductions, if any, will present for our business and our industry generally. For example, on January 20, 2025, President Trump established by executive order the U.S. DOGE Service Temporary Organization ("DOGE") to reform federal government processes and reduce expenditures, and on February 5, 2025, the Centers for Medicare & Medicaid Services, or CMS, announced that it is collaborating with DOGE to determine where there may be opportunities for more effective and efficient use of resources. Further, there are reports that the administration is exploring and implementing policies which may put limits on, or freeze, credit card spending by government employees on behalf of government agencies, which could adversely affect our business. Additionally, the Trump administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be rescinded and replaced under the current or future administrations.

The imposition of tariffs by the United States government could have a major effect on the United States healthcare industry.

President Trump has announced plans to impose broad-based tariffs on imports from many countries, including China, countries of the European Union, Japan and even Mexico and Canada. Significant tariffs on imports from European Union countries, Japan, Canada and Mexico, as have been proposed by President Trump, could have a major impact on the United States healthcare industry. It is impossible to predict with any precision the effects that new tariffs would have on the United States healthcare industry, and the resulting downstream effects on our business, although we expect the impact could be significant.

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

Risks from Cybersecurity Threats

We do not believe that we have experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to have materially affected us and our business strategy, results of operations and/or financial condition.

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

Management’s Role Managing Risk

The Chief Product Officer (the "CPrO"), the Chief Technology Officer (the "CTO"), the Chief Operations Officer (the "COO"), and the Chief People Officer (the "CPO") form the Risk Management team (the "RMT"). The RMT and the Chief Executive Officer (“CEO”) play a pivotal role in informing the Board of Directors and Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Board of Directors and Audit Committee on an as-needed basis. These briefings encompass a broad range of topics, including:

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

The Company’s executive offices and warehouse facility are located at 2 Townsend West, Suite 6 in Nashua, New Hampshire and are leased pursuant to a lease entered into in January 2024.  The 36-month lease provides approximately 3,000 square feet of space with annual rent payments totaling approximately $46,000 for the entire term.

The Company’s prior executive offices were leased pursuant to a lease agreement originally entered into in December 2006. That lease covered approximately 11,000 square feet of office space located at 98 Spit Brook Road, Suite 100 in Nashua, New Hampshire. In November of 2022, the lease was extended through May 31, 2026 with monthly base rent payments of $16,983. Additionally, the Company was required to pay its proportionate share of the building and real estate tax expenses and obtain insurance for the facility.  In July 2024, the Company executed a sublease for the  entire space, which commenced August 15, 2024 and ends on May 31, 2026. The sublease provides the Company with monthly income of approximately $8,000 and specifies that the sublessee shall reimburse the Company for all common area maintenance (CAM) expenses, electricity, and natural gas. The Company exited the space in August 2024

In addition to the foregoing leases relating to its principal properties, the Company also has a lease for office space in Lyon, France.

The Company believes that its facilities are currently adequate for their intended use. If the Company is required to seek additional or replacement facilities, it believes there are adequate facilities available at commercially reasonable rates.

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

Holders of Common Stock

As of March 25, 2025, there were 91 holders of record of the Company’s common stock.  We believe that there are a substantially greater number of beneficial owners of our common stock.

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Issuer’s Purchases of Equity Securities

The Company did not have any repurchases of securities in the year or quarter ended December 31, 2024.

Use of Proceeds from Registered Securities

Not applicable.

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

Results of Operations

Overview

iCAD, Inc. is a global leader in AI-powered cancer detection whose mission is to create a world where cancer can’t hide. Cancer can grow and spread the longer it survives hidden and undetected. Remaining undetected, cancer poses one of the greatest threats to life. With iCAD’s clinically validated, regulatory cleared industry-leading ProFound Breast Health Suite, cancer has no easy way to hide. The Company’s ProFound Breast Health Suite enables medical providers and professionals to accurately and reliably identify where cancer may be hiding because iCAD’s solutions are able to find it earlier, it is more easily eliminated. The ProFound Breast Health Suite offers solutions for breast cancer detection, breast density assessment, one- or two-year breast cancer risk evaluation, and cardiovascular risk assessment related to elevated levels of breast arterial calcifications.  Prior to the third quarter of 2023, the Company had two reporting segments: Detection and Therapy.  The Company completed the sale of its Xoft (Therapy) business line on October 23, 2023.  Accordingly, the Company has only one reporting segment, Detection.  The results of Therapy operations for all periods presented are reflected as discontinued operations in the Consolidated Statements of Income. Unless otherwise indicated, all disclosures and amounts relate to the Company’s continuing operations.

Powered by advances in artificial intelligence (AI), and built on one of the largest, most diverse US and global data sets, the ProFound Breast Health Suite uniquely offers solutions for cancer detection, density assessment, and personalized risk evaluation, all based on a 2D or 3D mammogram’s collection of images.  The ProFound Detection solution scores cases and suspicious lesions, helping radiologists identify and focus on areas of most concern and highest suspicion of cancer.  The ProFound Suite’s AI Density Assessment standardizes and simplifies breast density reporting, algorithmically examining a woman’s breast anatomy from the mammogram image.  The ProFound Risk solution provides a near-term probability for developing breast cancer in the next one or two years, making it more actionable and relevant than generalized lifetime risk scores.  The ProFound Breast Arterial Calcification solution in development and not commercially available, identifies the presence of breast arterial calcification which is proven to correlate with calcifications elsewhere in the body, raising awareness of cardiovascular or heart health concerns.

The ProFound Detection and Density AI solutions within the ProFound Breast Health Suite are cleared by the US Food & Drug Administration (FDA), and have received CE mark and Health Canada licensing.  Used by thousands of providers serving millions of patients, certain products within the ProFound Breast Health Suite are available in over 50 countries. iCAD estimates that ProFound has been used for more than 40 million mammograms worldwide in the last five years alone.

The Company’s headquarters and warehouse facility are located in Nashua, New Hampshire.  The Company has office space in Lyon, France.

Discussion of Operating Results:

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Revenue. Revenue for the year ended December 31, 2024 was $19.6 million compared with revenue of $17.3 million for the year ended December 31, 2023, an increase of $2.3 million, or 13.2%.

The table below presents the components of revenue for 2024 and 2023 (in thousands):

	For the year ended December 31,
	2024	2023	$ Change	% Change
Detection revenue
Product and licenses	$12,532	$9,930	$2,602	26.2%
Services	7,076	7,388	(312)	(4.2)%
Total	$19,608	$17,318	$2,290	13.2%

Product and licenses revenue increased by $2.6 million and services revenue decreased by $0.3 million.  The increase in product revenues is due primarily to higher subscription licenses.

Cost of revenue and gross profit for 2024 and 2023 were as follows (in thousands):

	For the year ended December 31,
	2024	2023	Change	% Change
Product and licenses	$1,387	$1,387	$—	0.0%
Services	1,205	1,060	145	13.7%
Amortization and depreciation	381	86	295	343.0%
Total cost of revenue	2,973	2,533	440	17.4%
Gross profit	$16,635	$14,785	$1,850	12.5%

Gross profit %	84.8%	85.4%

Cost of Revenue. Total cost of revenue increased by $0.4 million, or 17.4%, from $2.5 million for the year ended December 31, 2023 to $2.9 million for the year ended December 31, 2024.  Cost of revenue for products was consistent at $1.4 million for each of the years ended December 31, 2024 and 2023.  Cost of revenue for services increased $0.1 million, or 13.7%, from $1.1 million for the year ended December 31, 2023 to $1.2 million for the year ended December 31, 2024.  The total increase in cost of revenue is consistent with the increase in total revenue.

Gross Profit. Gross profit was $16.6 million for the year ended December 31, 2024 compared to $14.8 million for the year ended December 31, 2023, an increase of $1.9 million, or 12.5%. Gross profit as a percentage of  revenue was approximately the same at 84.8% in the year ended December 31, 2024 compared to 85.4% in the year ended December 31, 2023.

Operating Expenses:

Operating expenses for 2024 and 2023 were as follows (in thousands):

	For the year ended December 31,
	2024	2023	Change	% Change
Operating expenses:
Engineering and product development	$6,609	$5,161	$1,448	28.1%
Marketing and sales	8,423	7,740	683	8.8%
General and administrative	7,629	9,324	(1,695)	(18.2)%
Amortization and depreciation	242	249	(7)	(2.8)%
Total operating expenses	$22,903	$22,474	$429	1.9%

Operating expenses were $22.9 million for the year ended December 31, 2024, compared to $22.5 million for the year ended December 31, 2023, an increase of 0.4 million or 1.9%.  Increases in engineering and product development plus marketing and sales more than offset declines in general and administrative.

Engineering and Product Development. Engineering and product development costs for the year ended December 31, 2024 increased by $1.4 million, or 28.1%, from $5.2 million in 2023 to $6.6 million in 2024. The increase was due primarily to higher personnel and consulting expenses.

Marketing and Sales. Marketing and sales expense for the year ended December 31, 2024 increased by $0.7 million, or 8.8%, from $7.7 million in 2023 to $8.4 million in 2024. The increase was due primarily to higher sales commissions as a result of improved revenue across the periods.

General and Administrative. General and administrative expenses for the year ended December 31, 2024 decreased by $1.7 million, or 18.2%, from $9.3 million in 2023 to $7.6 million in 2024. The decrease was due primarily to ongoing expense savings efforts including lower professional service fees and no reliance on third-parties in place of permanent roles for all of 2024.

Amortization and Depreciation. Amortization and depreciation expenses for the year ended December 31, 2024 was approximately the same as the year ended December 31, 2023.

Other Income, Tax and Expense (in thousands):

	For the year ended December 31,
	2024	2023	Change	Change %
Interest expense	$(12)	$(16)	$4	(25.0)%
Interest income	811	729	82	11.2%
Other	(49)	(14)	(35)	(100.0)%
Total other income	$750	$699	$51	7.3%
Income tax expense	$(98)	$(20)	$(78)	390.0%

Income from discontinued operations, net of tax	$-	$2,163	$(2,163)	(100.0)%

Interest Expense. The Company recorded approximately $12 thousand and approximately $16 thousand of interest expense for the years ended December 31, 2024 and December 31, 2023, respectively.

Interest income. Interest income of $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively, reflects income earned from the Company's money market accounts.  The increase year over year results from higher balances earning interest over the period.

Tax expense. The Company recorded tax expense of approximately $98 thousand and approximately $20 thousand for the years ended December 31, 2024 and 2023, respectively.  The amount of tax expense or benefit varies based on geographic mix of earnings and losses.

Income from discontinued operations: This reflects the net income of our former Xoft (Therapy) business, which was sold in October 2023.  Upon the closing of the sale, the Company recorded a gain of approximately $2.6 million, which offset the operational losses incurred since the beginning of the year ended December 31, 2023 through the date of the sale in October 2023.  See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.

Liquidity and Capital Resources

The Company believes that its cash and cash equivalents balance of $17.2 million as of December 31, 2024 and projected cash balances are sufficient to sustain operations through at least the next 12 months following the filing of this Annual Report on Form 10-K. On August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (“Craig Hallum”) whereby the Company, at its discretion, may issue and sell up to $25 million of shares of the Company's common stock, from time to time, with Craig Hallum acting as sales agent, by any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Securities Act, or any method specified in the Sales Agreement.  During the year ended December 31, 2023, the Company sold 1,057,814 shares of its common stock at a weighted average price of $2.18 per share resulting in cash proceeds of $2.0 million, net of issuance costs, pursuant to the Sales Agreement. No sales were made under the Sales Agreement during the year ended December 31, 2024. Subsequent to December 31, 2024 through March 4, 2025, the Company sold 825,652 shares of its common stock at a weighted average price of $2.97 per share resulting in cash proceeds of $2.4 million. See Note 2 and Note 13 respectively, for more information. Lastly, the Company took actions in early 2023 to cut costs and conserve cash.  The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. The Company will continue to closely monitor its liquidity and the capital and credit markets.

The Company had net working capital of $18.9 million at December 31, 2024. The ratio of current assets to current liabilities at December 31, 2024 and 2023 was 3.5 and 4.4, respectively.

Net cash used for operating activities for the year ended December 31, 2024 was $3.9 million, compared to $5.0 million for 2023.  This improvement year over year is due primarily to lower inventory purchases partially offset by timing of other working capital accounts.

Net cash used for investing activities for the year ended December 31, 2024 was $0.5 million compared to cash provided of approximately $3.3 million for the year ended December 31, 2023.  The sale of the former Xoft (Therapy) business in October 2023 provided $4.5 million of cash, net of transaction expenses, in 2023 which was partially offset by cash used for investments, primarily a new ERP system.

Net cash provided by financing activities for the year ended December 31, 2024 was zero.  Net cash provided by financing activities for the year ended December 31, 2023 was $2.0 million related primarily to the issuance of common stock using the ATM mentioned previously.

Lease Obligations:

Operating Leases:

See "Item 2 - Properties" of this Annual Report on Form 10-K.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company considers an accounting estimate to be critical to the financial statements if the estimate is complex in nature, requires judgment, and if different estimates were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, the Company evaluates its estimates and the application of its policies. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances.  The Company believes the following critical accounting estimates are the most significant to understanding the consolidated financial statements. For a complete description of our significant accounting policies, see Note 3 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Revenue Recognition

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

See Note 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form10-K. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, our Chief Executive Officer and our Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024.

(c) Changes in Internal Control Over Financial Reporting.

The Company’s principal executive officer and principal financial officer conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2024, that have materially affected, or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation there has been no such change during such period.

Item 9B.	Other Information.

Director and Officer Trading Plans and Arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted, made certain modifications or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in the Company's 2025 Proxy Statement and is incorporated herein by reference, or will be disclosed in a Form 10-K amendment, either of which will be filed no later than 120 days after December 31, 2024.

Item 11.	Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference, or will be disclosed in a Form 10-K amendment, either of which will be filed no later than 120 days after December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference, or will be disclosed in a Form 10-K amendment, either of which will be filed no later than 120 days after December 31, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference, or will be disclosed in a Form 10-K amendment, either of which will be filed no later than 120 days after December 31, 2024.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in the Company’s 2025 Proxy Statement and is incorporated herein by reference, or will be disclosed in a Form 10-K amendment, either of which will be filed no later than 120 days after December 31, 2024.

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

10.7†	2012 Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Form DEF14A filed with the SEC on April 9, 2012).

10.8†	Amendment No. 1 to the 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Form DEF14A filed with the SEC on April 2, 2014).

10.9†	2019 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement on Form DEF14A filed with the SEC on November 8, 2019).

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

10.13	Lease between The Irvine Company LLC and iCAD, Inc. dated June 29, 2012, together with First Amendment to Lease dated September 19, 2016, Second Amendment to Lease dated August 12, 2019, and Third Amendment to Lease dated May 19, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10.14	Lease between John J. Flatley Company and iCAD, Inc., dated December 6, 2006, together with First Amendment to Lease dated December 21, 2011, Second Amendment to Lease dated August 8, 2016, Third Amendment to Lease dated December 16, 2019, and Fourth Amendment to Lease dated November 22, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 28, 2022).

10.15†	Consulting Agreement dated January 18, 2023, by and between iCAD, Inc. and Daniel Shea (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2023).

10.16†	Employment agreement dated March 10, 2023, by and between iCAD, Inc. and Dana Brown (incorporated by reference to Exhibit 10.P to the Annual Report on Form 10-K filed with the SEC on March 31, 2023.

10.17†	Separation agreement dated March 10, 2023, by and between iCAD, Inc. and Stacey Stevens (incorporated by reference to Exhibit 10.Q to the Annual Report on Form 10-K filed with the SEC on March 31, 2023.

10.18†	Employment Agreement between iCAD, Inc. and Eric Lonnqvist, dated April 13, 2023 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 8-K file with the SEC on April 17, 2023).

10.19	Lease between Anita R. Jacques Revocable Trust, dated January 6, 2024 and iCAD, Inc. (incorporated by reference to the Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2024).

10.20†	iCAD, Inc. 2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 14, 2024).

19.1	iCAD, Inc. Insider Trading Policy (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 29, 2024).

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	iCAD, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2024).

101*

The following materials formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†	Denotes a management compensation plan or arrangement.
*	Filed herewith.
**

The Registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies any of the omitted schedules and exhibits upon request by the SEC.

***	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of iCAD, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 iCAD, INC.

Date: March 31, 2025

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

Signature	Title	Date

/s/ Dana Brown	Chief Executive Officer, President, and Director	March 31, 2025
Dana Brown	(Principal Executive Officer)

/s/ Eric Lonnqvist	Chief Financial Officer	March 31, 2025
Eric Lonnqvist	(Principal Financial and Accounting Officer)

/s/ Hedvig Hricak	Director	March 31, 2025
Hedvig Hricak, MD, Ph.D.

/s/ Michael John Doyle	Director	March 31, 2025
Michael John Doyle

/s/ Rakesh Patel	Director	March 31, 2025
Rakesh Patel, MD

/s/ Andy Sassine	Director	March 31, 2025
Andy Sassine

/s/ Susan Wood	Director	March 31, 2025
Susan Wood, Ph.D.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

iCAD, Inc.

Nashua, New Hampshire

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iCAD, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We identified the determination of distinct performance obligations with certain revenue contracts as a critical audit matter. The determination of whether multiple products and services within a contract were distinct performance obligations that should be accounted for separately required management to exercise judgment and included a high degree of subjectivity. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of effort required to address these matters.

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

Boston, Massachusetts
March 31, 2025

iCAD, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
	(in thousands except shares and per share data)
Assets
Current assets:
Cash and cash equivalents	$17,206	$21,670
Trade accounts receivable, net of allowance for credit losses of $238 and $277 at December 31, 2024 and 2023, respectively	7,207	6,392
Inventory, net	756	917
Prepaid expenses and other current assets	1,258	699
Total current assets	26,427	29,678
Property and equipment:
Internal-use software	1,543	1,172
Equipment	1,490	1,482
Leasehold improvements	84	110
Furniture and fixtures and other	95	104
Property and equipment	3,212	2,868
Less accumulated depreciation and amortization	1,496	1,045
Property and equipment, net	1,716	1,823
Other assets:
Operating lease assets	177	461
Other assets	757	849
Intangible assets, net of accumulated amortization of $8,535 and $8,488 at December 31, 2024 and 2023, respectively	101	148
Goodwill	8,362	8,362
Deferred tax assets	—	97
Total assets	$37,540	$41,418
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,111	$712
Accrued and other expenses	2,358	2,448
Lease payable, current	229	188
Deferred revenue, current	3,863	3,400
Total current liabilities	7,561	6,748
Lease payable, long-term	133	273
Deferred revenue, long-term	1,137	974
Deferred tax liabilities	8	6
Other	17	—
Total liabilities	8,856	8,001
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $ .01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $ .01 par value: authorized 60,000,000 shares; issued 26,540,030 at both December 31, 2024 and 2023. Outstanding 26,354,199 at both December 31, 2024 and 2023	265	265
Additional paid-in capital	307,133	306,250
Accumulated deficit	(277,299)	(271,683)
Treasury stock at cost, 185,831 shares at both December 31, 2024 and 2023	(1,415)	(1,415)
Total stockholders’ equity	28,684	33,417
Total liabilities and stockholders’ equity	$37,540	$41,418

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023
	(in thousands except per share data)
Revenue:
Products and licenses	$12,532	$9,930
Services	7,076	7,388
Total revenue	19,608	17,318
Cost of Revenue:
Products and licenses	1,387	1,387
Services	1,205	1,060
Amortization and depreciation	381	86
Total cost of revenue	2,973	2,533
Gross profit	16,635	14,785
Operating expenses:
Engineering and product development	6,609	5,161
Marketing and sales	8,423	7,740
General and administrative	7,629	9,324
Amortization and depreciation	242	249
Total operating expenses	22,903	22,474
Loss from operations	(6,268)	(7,689)
Other income (expense)
Interest expense	(12)	(16)
Interest income	811	729
Other, net	(49)	(14)
Other income, net	750	699
Loss from continuing operations before income tax expense	(5,518)	(6,990)
Provision for income taxes	(98)	(20)
Loss from continuing operations	(5,616)	(7,010)
Income from discontinued operations, net of income tax	—	2,163
Net loss and comprehensive loss	$(5,616)	$(4,847)
Net loss per share:
Loss from continuing operations, basic and diluted	$(0.21)	$(0.27)
Income from discontinued operations, basic and diluted	-	0.08
Net loss per share, basic and diluted	$(0.21)	$(0.19)
Weighted average number of shares used in computing net loss per share:
Basic	26,354	25,613
Diluted	26,354	25,613

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands except shares)

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity

Balance at December 31, 2022	25,446,407	$254	$302,899	$(266,836)	$(1,415)	$34,902
Issuance of common stock, net of issuance costs of $338	1,057,814	11	1,955	—	—	1,966
Issuance of common stock pursuant to stock option plans	35,809	—	80	—	—	80
Stock-based compensation	—	—	1,316	—	—	1,316
Net loss	—	—	—	(4,847)	—	(4,847)
Balance at December 31, 2023	26,540,030	$265	$306,250	$(271,683)	$(1,415)	$33,417
Stock-based compensation	—	—	883	—	—	883
Net loss	—	—	—	(5,616)	—	(5,616)
Balance at December 31, 2024	26,540,030	$265	$307,133	$(277,299)	$(1,415)	$28,684

See accompanying notes to consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2024	2023
	(in thousands)
Cash flow from operating activities:
Net loss	$(5,616)	$(4,847)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale of business	-	(2,592)
Amortization	47	170
Depreciation	577	239
Non-cash lease expense	100	462
Impairment of operating lease assets	184	—
Bad debt provision	(39)	177
Stock-based compensation expense	883	1,316
Deferred tax	98	20
Other, net	66	(1)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(776)	419
Inventory	161	1,489
Prepaid and other assets	(467)	840
Accounts payable	399	(811)
Accrued and other expenses	(89)	(1,554)
Lease liabilities	(99)	(484)
Deferred revenue	626	193
Total adjustments	1,671	(117)
Net cash used for operating activities	(3,945)	(4,964)
Cash flow used for investing activities:
Proceeds from sale of business, net of transaction costs	—	4,539
Additions to property and equipment	(168)	(922)
Capitalization of internal-use software development costs	(351)	(342)
Net cash provided by (used for) investing activities	(519)	3,275
Cash flow from financing activities:
Issuance of common stock for cash, net	—	1,966
Issuance of common stock pursuant to stock option plans	—	80
Net cash provided by financing activities	—	2,046
Increase (decrease) in cash and cash equivalents	(4,464)	357
Cash and cash equivalents, beginning of year	21,670	21,313
Cash and cash equivalents, end of year	$17,206	$21,670
Supplemental disclosure of cash flow information:
Interest paid	$12	$16
Taxes paid	$—	$—
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$ 121	$ -

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

The Company maintains its headquarters and a manufacturing facility in Nashua, New Hampshire and an office in Lyon, France.

Note 2 – Discontinued Operations

On  October 22, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among (i) the Company, Xoft Solutions, LLC, a Delaware limited liability company, and Xoft, Inc., a Delaware corporation, each a wholly owned subsidiary of the Company (collectively with the Company, the “Sellers” and each, a “Seller”), and (ii) Elekta Inc., a Georgia corporation, and Nucletron Operations B.V., a company organized under the laws of the Netherlands (together, “Buyers” and each a “Buyer”), pursuant to which the Company agreed to transfer to the Buyers substantially all of the assets and liabilities primarily related to the Company’s Xoft business lines (the “Business”), including with respect to employees, contracts, intellectual property and inventory, for total cash consideration of approximately $5.76 million dollars from the Buyers to the Company, and the assumption by Buyers of all liabilities relating to the Business (the “Transaction”). This payment is guaranteed by Elekta AB, a company organized under the laws of Sweden, the ultimate parent company of the Buyers.  In accordance with the Purchase Agreement, the Company received a cash payment of approximately $5 million in November 2023 with the remaining $0.7 million held in escrow for a period of 15 months following October 22, 2023.  The escrow balance is reflected in the caption Prepaid expenses and other current assets as of December 31, 2024 and the caption Other assets in the long-term section of the Company's Consolidated Balance Sheet as of December 31, 2023.  In February 2025, the Company received the full escrow balance in cash.

The closing of the Transaction occurred simultaneously with the execution of the Purchase Agreement.

In connection with the Transaction, the parties entered into a transition services agreement pursuant to which the Company provided certain migration and transition services to facilitate an orderly transition of the operation of the Business to the Buyers during the 5-month period following consummation of the Transaction, extendable at the option of the parties. The transition services agreement expired during the first quarter of the year ended December 31, 2024 in accordance with the terms.

The Purchase Agreement contained certain representations, warranties, covenants and indemnification provisions, including for breaches of covenants and for losses resulting from the Company’s liabilities specifically excluded from the Transaction.

The Business, which had previously been presented as a separate reporting segment, meets the criteria for being reported as a discontinued operation and has been segregated from continuing operations. The following table summarizes the results from discontinued operations (in thousands):

For the period ended October 22,
2023
Revenue	$4,804
Total cost of sales	2,580
Gross profit	$2,224
Total operating expenses	2,653
Pre-tax loss from operations of discontinued business	(429)
Provision for income taxes	—
Loss from operations of discontinued business	$(429)
Gain on sale of discontinued operations	2,592
Income from discontinued operations	$2,163

Total operating expenses presented in the table above exclude amounts that had previously been allocated to the Business for certain shared marketing expenses.  The previously allocated amounts were approximately $0.1 million for the period ended October 22, 2023.  The previously allocated expenses are included in the Marketing and sales line for all periods presented in the Condensed Consolidated Statements of Operations.

The Business is included in the Company's Consolidated Statements of Cash Flows for the year ended December 31, 2023.  The Business generated approximately $0.1 million of cash during the year ended December 31, 2023, primarily for operating activities.

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

Risk and Uncertainty

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, the United States and most countries of the world imposed some level of unprecedented restrictions such as travel bans and business closures which caused substantial reductions in economic activity. As a provider of devices and services to the health care industry, the Company believes its operations have been materially affected in all periods presented. While the worst of the disruptions appear to have subsided as of December 31, 2024, the Company continues to be impacted by slowness in the overall economic recovery. The Company’s expected results for future periods could reflect a continuing negative impact from the COVID-19 pandemic for similar or additional reasons.

In late February 2022, Russian military forces launched significant military action against Ukraine. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated.

Sustained conflict and disruption in these regions has continued through December 31, 2024 and beyond. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the fiscal year ended 2024, approximately 9% of the Company’s total revenue was derived from customers located in Europe.

Cash and cash equivalents

The Company defines cash and cash equivalents as all bank accounts, money market funds, deposits and other money market instruments with original maturities of 90 days or less and which are unrestricted as to timing or method of withdrawal. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per depositor.  The money market investment account as described in Note 5 is not exposed to the federally insured limit as it is not a deposit account.  As of December 31, 2024 and 2023, the Company held cash at financial institutions in excess of the federally insured limit. Historically, the Company has not experienced any losses related to these balances.

Financial instruments

Financial instruments consist of cash and cash equivalents, trade accounts receivable, contract assets, accounts payable, accrued and other expenses and notes payable. Due to their short-term nature and market rates of interest, the carrying amounts of the financial instruments approximated fair value as of December 31, 2024 and 2023.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are customer obligations due under normal trade terms. Credit limits are initially established through a process of reviewing the financial history and stability of each customer and the Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral. Included in accounts receivable at December 31, 2024 are unbilled receivables of approximately $2.1 million which are scheduled to be invoiced primarily in 2025.  Unbilled receivables of approximately $0.9 million were included in accounts receivable as of December 31, 2023.  The unbilled receivables result primarily from the Company's sale of term licenses, which often provide for annual billing over a term of one to three years, where revenue is recognized upon delivery of a license with non-cancellable terms.

As described in Note 4, the Company adopted new accounting guidance effective January 1, 2023 that impacted its approach to calculating expected losses on its Accounts receivable balances.  The Company maintains an allowance for expected credit losses associated with its Accounts receivable balance.  The Company uses an expected credit loss model that uses historical loss rates of its accounts receivable for the previous twelve months as well as expectations about the future where the Company has been able to develop forecasts to support its estimates.  Using the outputs of the model, the Company’s policy is to maintain allowances for potential losses.  An amount is written off against the allowance for credit losses after all attempts to collect the receivable have failed. Based on the information available, the Company believes the allowance for credit losses as of  December 31, 2024 and 2023 is adequate.

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

The Company performs an annual impairment assessment as of  October 1 of each year by comparing the fair value of its reporting unit to its carrying value as of this date. The Company records an impairment charge if such an assessment were to indicate that the fair value of its reporting unit was less than the carrying value. When the Company evaluates potential impairments outside of its annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. For 2024 and 2023, the fair value of the reporting unit was based on the Company's market capitalization as of October 1 of the respective year, which was in excess of the carrying value of the reporting unit.  Accordingly, the Company concluded that no impairment charges were required.

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

Other than the impairment of a right-of-use asset discussed in Note 12, the Company did not record any impairment charges on its long-lived assets for the years ended December 31, 2024 or December 31, 2023.

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

Right-of-use assets and obligations for leases with an initial term of 12 months or less are considered short term and are a) not recognized in the consolidated balance sheet and b) recognized as an expense on a straight-line basis over the lease term. As discussed in Note 12, the Company executed an agreement to sublease one of its leased assets to a third party during the year ended December 31, 2024.  The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The Company has lessor agreements that contain lease and non-lease components, but the Company is accounting for the complete agreement under FASB ASC Topic 606, "Revenue from Contracts with Customers", ("ASC 606"), after determining that the non-lease component is the predominant component of these agreements.

ASC 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions. Other than the impairment of a right-of-use assets discussed in Note 12, there were no impairment indicators identified during the year ended December 31, 2024 that would require impairment testing of the Company’s right-of-use assets.

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

Goods and Services Classifications

Products and perpetual licenses. Products and perpetual licenses revenue represents the sale of perpetual software licenses, which may also include computer hardware. The Company transfers control and recognizes revenue when the product is shipped from the manufacturing or warehousing facility to the customer. Consideration is fixed in nature.

Subscription term licenses. Subscription term licenses generally commit the customer to a three year, non-cancellable subscription with annual billing at the start of each year.  The Company recognizes revenue for subscription term licenses when the customer has gone live. Contracts generally provide for a fixed volume of exams to be provided over each contract year.  Customers are not given credit for any unused volume.  If a customer exceeds its contracted volume, the Company would invoice and recognize revenue for the excess per the terms of the contract.

Cloud subscriptions. Cloud subscriptions allow customers the ability to utilize the Company's software via a hosted, web-based environment.  The Company recognizes revenue ratably over the subscription term once a customer has gone live.  The Company invoices customers in accordance with the contract terms, which may be monthly, quarterly, or annually at the start of the term.  Customers are not given credit for any unused volume.  If a customer exceeds its contracted volume, the Company would invoice and recognize revenue for the excess per the terms of the contract.

Services and support. The Company sells service contracts in which the Company provides professional services including product installations, maintenance, training and service repairs. The service contracts range from 12 months to 48 months. The Company typically receives payment at the inception of the contract and recognizes revenue on a straight-line basis over the term of the agreement.  Revenue from fixed fee service contracts is recognized on a straight-line basis over the term of the agreement. Revenue from professional service contracts entered into with customers on a time and materials basis is recognized over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract. Revenue from installations is recognized upon completion of the work.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for the years ended  December 31, 2024 and 2023 was approximately $477 thousand and $247 thousand, respectively.

Income Taxes

The Company follows the liability method under ASC Topic 740 “Income Taxes”, (“ASC 740”). The primary objectives of accounting for taxes under ASC 740 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns.  As of December 31, 2024 and December 31, 2023, the Company has provided a valuation allowance for its U.S. federal and state net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards.  As of December 31, 2024 and 2023, the Company has provided a valuation allowance for its foreign net operating loss carryforward.  Any subsequent changes in the valuation allowance will be recorded through operations in the provision (benefit) for income taxes. See note 13 of these consolidated financial statements for detailed information.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2027-07 effective January 1, 2024.  The amendments were applied retrospectively to all prior periods presented in the financial statements. Adoption of the standard caused the Company to disclose additional details about how its Chief Operating Decision Maker assesses operating results.

Recently issued accounting pronouncements

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Fair Value Measurements (in thousands) as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$16,520	$—	$—	$16,520
Total Assets	$16,520	$—	$—	$16,520

Fair Value Measurements (in thousands) as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,475	$—	$—	$15,475
Total Assets	$15,475	$—	$—	$15,475

There were no Level 3 instruments measured at fair value at December 31, 2024 or December 31, 2023.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. There were no items measured at fair value on a nonrecurring basis as of or during the years ended December 31, 2024 and 2023.

Note 6 – Revenue

Disaggregation of Revenue

The following tables presents the Company’s revenues disaggregated by major product or service line, timing of revenue recognition and sales channel, reconciled to its reportable segments (in thousands).

	Years ended December 31,
	Reportable Segments
	Detection
	2024	2023
Major Goods/Service Lines
Products and perpetual licenses	$7,325	$7,919
Subscription term licenses	$4,973	2,011
Cloud subscriptions	$234	-
Services and support	7,076	7,388
	$19,608	$17,318
Timing of Revenue Recognition
Products and perpetual licenses	Point in time
Subscription term licenses	Point in time
Cloud subscriptions	Over time
Services and support	Over time

Sales Channels
Direct sales force	$14,236	$11,634
OEM partners	5,372	5,684
	$19,608	$17,318

Contract Balances

Contract liabilities are a component of deferred revenue, current contract assets are a component of prepaid and other assets and non-current contract assets are a component of other assets. The following table provides information about receivables, current and non-current contract assets, and contract liabilities from contracts with customers (in thousands).

	Balance at December 31, 2024	Balance at December 31, 2023	Balance at December 31, 2022

Receivables, which are included in ‘Trade accounts receivable’	$7,207	$6,392	$5,769
Current contract assets, which are included in “Prepaid and other assets”	$11	$—	$748
Non-current contract assets, which are included in “other assets”	$—	$157	$15
Contract liabilities, which are included in “Deferred revenue”	$5,000	$4,374	$4,046

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

Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Balance at beginning of period	$4,374	$4,046
Deferral of revenue	8,231	7,669
Recognition of deferred revenue	(7,605)	(7,341)
Balance at end of period	$5,000	$4,374

During the year ended December 31, 2024 and 2023, the Company recognized approximately $3.9 million and approximately $4.0 million of revenue that was included in deferred revenue as of December 31, 2023 and 2022, respectively. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) in the amounts of approximately $4.3 million over the next 12 months. The remainder of the balances is expected to be recognized over the next two to three years.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year.  As of and for the years ending December 31, 2024 and 2023, there were no such assets.

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

A summary of the Company’s calculation of net loss per share for the year's ended December 31, 2024 and 2023 is as follows (in thousands, except per share amounts):

	2024	2023
Loss from continuing operations	$(5,616)	$(7,010)
Income (loss) from discontinued operations	-	2,163
Net loss	$(5,616)	$(4,847)
Basic shares used in the calculation of earnings per share	26,354	25,613
Effect of dilutive securities:
Stock options	—	—
Diluted shares used in the calculation of earnings per share	26,354	25,613
Net loss per share (Basic and Diluted):
Loss from continuing operations	$(0.21)	$(0.27)
Income (loss) from discontinued operations	—	0.08
Net loss per share (Basic and Diluted)	$(0.21)	$(0.19)

The following table summarizes the number of shares of common stock options that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	Year Ended December 31,
	2024	2023
Common stock options	3,021,298	2,897,663

Note 8 – Accounts Receivable Reserves

The rollforward of the Company’s allowance for credit losses related to its accounts receivable for the years ended December 31 is as follows (in thousands):

	2024	2023
Balance at beginning of period	$277	$100
Additions charged to costs and expenses	11	177
Reductions	(50)	—
Balance at end of period	$238	$277

Note 9 – Inventories

Inventory balances at  December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$545	$583
Work in process	42	55
Finished Goods	224	324
Inventory Gross	811	962
Inventory Reserve	(55)	(45)
Inventory Net	$756	$917

Note 10 – Goodwill and Intangible assets

At December 31, 2024 and 2023, all of the Company’s goodwill of $8,362,000 is allocated to its single reporting unit: Detection. There were no additions, impairments or other changes to the Company’s goodwill balance for either of the years ended December 31, 2024 or 2023.

Amortization expense related to intangible assets was approximately $47,000 and $116,000 for the years ended December 31, 2024 and 2023, respectively.  Within Patents and licenses in the table below are amounts for pending patents which are not amortized until the issuance of the patent by the patent office (in thousands).

			Weighted
			average
	Year Ended December 31,		useful life
	2024	2023	(in years)
Gross Carrying Amount
Patents and licenses	$626	$626	5
Technology	7,477	7,477	10
Customer relationships	272	272	7
Tradename	261	261	10
Total amortizable intangible assets	8,636	8,636
Accumulated Amortization
Patents and licenses	$556	$540
Technology	7,474	7,470
Customer relationships	244	217
Tradename	261	261
Total accumulated amortization	8,535	8,488
Total amortizable intangible assets, net	$101	$148

Estimated remaining amortization of the Company’s intangible assets is as follows (in thousands):

Estimated
For the years ended	amortization
December 31:	expense
2025	40
2026	12
2027	12
2028	7
2029 and thereafter	30
$101

Note 11 – Accrued and Other expenses

Accrued and other expenses consist of the following at December 31 (in thousands):

	2024	2023
Accrued salary and related expenses	$1,232	$952
Accrued accounts payable	643	1,036
Accrued professional fees	221	227
Accrued royalties and related	216	213
Other accrued expenses	46	20
	$2,358	$2,448

Note 12 – Leases

The Company has leases for office space, office equipment, and a warehouse. The leases expire at various dates through 2027.  In January 2024, the Company entered into a 36 month lease for a new warehouse beginning February 1, 2024 through 2027.  The new warehouse space provides for annual rent payments totaling approximately $46 thousand for the duration of the lease. The Company recorded a right-of-use asset and liability for approximately $124 thousand in connection with the new lease.  The tables below are presented in thousands, unless otherwise noted.

		Year Ended December 31,
Lease Cost	Classification	2024	2023
Operating lease cost - Right of Use	Operating expenses	$215	$247
Operating lease cost - Variable Costs	Operating expenses	39	51
Total		$254	$298

During the year ended December 31, 2024, the Company committed to a plan to exit and sublease its corporate headquarters at 98 Spit Brook Road in Nashua, New Hampshire.  In  July 2024, the Company executed a sublease for the space.  The sublease commenced  August 15, 2024 and ends on  May 31, 2026, coterminous with the lease. The sublease will provide the Company with monthly income of approximately $8 thousand and specifies that the sublessee shall reimburse the Company for all common area maintenance expenses, electricity, and natural gas, all of which are recorded in the General and administrative caption in the Consolidated Statements of Operation.  The sublease caused the Company to assess the fair value of its existing right of use asset related to the 98 Spit Brook Road facility. The Company concluded that carrying value exceeded fair value.  Accordingly, the Company recorded an impairment charge of $184 thousand at that time which is reflected in the General and administrative caption in the Consolidated Statements of Operations.

	Year Ended December 31,
	2024	2023
Cash paid for operating cash flows from operating leases	$261	$257

	As of December 31,
	2024	2023
Weighted-average remaining lease term of operating leases (in years)	1.89	1.92
Weighted-average discount rate for operating leases	7.84%	6.79%

Maturities of the Company’s lease liabilities as of December 31, 2024 were as follows (in thousands):

Year Ended December 31:	Total
2025	250
2026	131
2027	4
Total lease payments	385
Less: effects of discounting	(23)
Total lease liabilities	362
Less: current portion of lease liabilities	229
Long-term lease liabilities	$133

Note 13 – Stockholders’ Equity

(a) Financing Activity

On  August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC whereby the Company, at its discretion,  may issue and sell up to $25 million of shares of the Company's common stock, from time to time, with Craig-Hallum acting as sales agent, by any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Securities Act, or any method specified in the Sales Agreement.  During the year ended  December 31, 2023, the Company sold 1,057,814 shares of its common stock at a weighted average price of $2.18 per share resulting in cash proceeds of $2.0 million, net of issuance costs, pursuant to the Sales Agreement.  The Company did not sell any shares of its common stock during the year ended December 31, 2024.  Subsequent to December 31, 2024, the Company sold 825,652 shares of its common stock at a weighted average price of $2.97 per share resulting in cash proceeds of $2.4 million, net of issuance costs.

(b) Stock Options

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

The 2024 Plan provides for the issuance of up to 2,000,000 shares of common stock, from time to time, under the terms of the 2024 Plan.  As of  December 31, 2024, there were 2,000,000 shares available for future issuance under the 2024 Plan as no awards had been granted under the 2024 Plan since its approval at such time.

The Company's 2016 Stock Incentive Plan (as amended, the “2016 Plan”) provides for the grant of any or all of the following types of awards: (a) stock options, (b) restricted stock, (c) deferred stock and (d) other stock-based awards. Awards may be granted singly, in combination, or in tandem. All awards granted under the 2016 Plan are required to be granted at not less than 100% of the fair market value of the related award on the respective grant date. Awards under the 2016 Plan  may be granted to employees, directors and advisors to the Company and its subsidiaries.  At the Company’s 2021 annual meeting, the 2016 Plan was amended to increase the number of shares of common stock available thereunder from 2,600,000 to 4,700,000. As of  December 31, 2024, there were 663,136 shares available for issuance under the 2016 Plan.

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual Term
	Shares	Exercise Price	(in years)
Outstanding, December 31, 2023	2,897,663	$5.57	5.45
Granted	619,354	$1.50
Exercised	—	$—
Forfeited	(495,719)	$8.50
Outstanding, December 31, 2024	3,021,298	$4.25	6.10
Exercisable at December 31, 2023	1,593,935	$8.08
Exercisable at December 31, 2024	1,962,416	$5.59

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$1	$2
Engineering and product development	134	222
Marketing and sales	158	308
General and administrative expense	590	784
	$883	$1,316

As of December 31, 2024, there was approximately $0.8 million of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 2.3 years.

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

Options granted under the stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Year Ended December 31,
	2024	2023
Average risk-free interest rate	4.33%	4.36%
Expected dividend yield	None	None
Expected life (in years)	3.0	2.9
Expected volatility	83.35 - 113.87%	72.69 - 134.37%
Weighted average fair value	$0.84	$0.98

The Company’s 2024 and 2023 average expected volatility and average expected life is based on the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a term most closely approximating the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

Intrinsic values of options (in thousands) and the closing market price used to determine the intrinsic values are as follows:

Intrinsic value of stock options

	Year Ended December 31,
	2024	2023
Outstanding	$466	$252
Exercisable	$192	$30
Exercised	$—	$2
Company’s stock price at December 31	$1.83	$1.77

Note 14 – Income Taxes

Income Taxes

The components of income tax expense for the years ended December 31 are as follows (in thousands):

	2024	2023
Current provision:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Deferred provision:
Federal	$1	$1
State	—	—
Foreign	97	19
	$98	$20
Total	$98	$20

A summary of the differences between the Company’s effective income tax rate and the Federal statutory income tax rate for the years ended December 31 is as follows:

	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	4.1%	3.7%
Net state impact of deferred rate change	(1.3)%	0.2%
Stock compensation expense	(6.5)%	(4.2)%
Other permanent differences	(0.5)%	(0.6)%
Change in valuation allowance	0.4%	0.6%
Tax credits	3.7%	0.5%
Accrual to tax return	(4.5)%	0.2%
Foreign Rate Differential	(0.1)%	0.0%
True Ups - NOL Expiration/162(m) limits	(17.9)%	(21.8)%
Other	(0.1)%	0.3%
Effective income tax	(1.7)%	(0.1)%

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

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company has fully reserved the U.S. net deferred tax assets, as it is more likely than not that the deferred tax assets will not be utilized. The Company has reserved the foreign net deferred tax assets, as it is more likely than not that the deferred tax assets will not be utilized. Deferred tax assets (liabilities) are composed of the following at  December 31, 2024 and 2023 (in thousands):

	2024	2023
Inventory (Section 263A)	$84	$97
Inventory reserves	14	15
Bad debt reserves	59	68
Other accruals	266	242
Deferred revenue	280	549
Stock options	961	1,127
Developed technology	175	205
Tax credits	4,591	4,480
NOL carryforward	38,143	38,263
Lease Liability	89	113
Section 174 R&D	2,793	2,425
Deferred tax assets	47,455	47,584
Valuation allowance	(47,341)	(47,364)
Deferred tax assets	114	220
Right of Use Asset	(89)	(113)
Accumulated depreciation/amortization	(25)	(10)
Goodwill tax amortization	(8)	(6)
Deferred tax liabilities	(122)	(129)
Net deferred tax asset (liability)	$(8)	$91

As of December 31, 2024 and 2023, the Company maintained a total valuation allowance of $47.3 million and $47.4 million, respectively. The net change in the total valuation allowance for the year ended December 31, 2024 and 2023, was a decrease of $0.1 million and $0.6 million, respectively. The decrease in the valuation allowance during the year ended  December 31, 2024 is primarily attributable to the expiration of certain net operating loss and credit carryforwards.

As of December 31, 2024, the Company has federal net operating loss carryforwards totaling approximately $157.9 million. Federal net operating loss carryforwards totaling $105.6 million will expire at various dates from 2025 and 2037. The remaining $52.2 million of the federal net operating losses generated since December 31, 2017 can be carried forward indefinitely. As of December 31, 2024, the Company has provided a valuation allowance for its federal and state net operating loss carryforwards due to the uncertainty of the Company’s ability to generate sufficient taxable income in future years to obtain the benefit from the utilization of the net operating loss carryforwards. As of December 31, 2024, the Company has foreign net operating loss carryforwards totaling approximately $0.3 million. As of December 31, 2024, the Company has provided a valuation allowance for its foreign net operating loss carryforward. In the event of a deemed change in control, an annual limitation imposed on the utilization of the net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

The Company currently has approximately $3.3 million in net operating losses that are subject to limitations related to its former Xoft business line. Approximately $656,000 can be used annually through 2029. The Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) to offset future income tax liabilities totaling approximately $4.6 million. The credits expire in various years through 2044. The Company has additional tax credits of $1.1 million related to Xoft which have been fully reserved for and as a result no deferred tax asset has been recorded. These credits expire in various years through 2030.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

A summary of activity of unrecognized tax benefits is as follows:

Balance at December 31, 2022	$—
Additions based on tax positions of prior years	—
Decreases based on tax positions of prior years	—
Additions based on tax positions of current years	—
Balance at December 31, 2023	$—
Additions based on tax positions of prior years	263
Decreases based on tax positions of prior years	—
Additions based on tax positions of current years	—
Balance at December 31, 2024	$263

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2024 will significantly change within the next 12 months. The Company’s practice is to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2024 and 2023.

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

The CODM uses loss from operations and net loss reported on the consolidated statements of operations to assess performance for the segment and decide how to allocate resources.  Further, the CODM reviews the significant expense categories which are presented on the consolidated statements of operations to manage the Company's operations.  Loss from operations and net loss are used to evaluate profitability trends in the business and the CODM considers budget versus actual differences for both profit measures when making decisions about allocating capital and resources. The measure of segment assets is total assets as reported on the consolidated balance sheets.  All of the Company's assets are located in the US.

(b) Geographic Information

The Company’s sales are made to customers and distributors of mammography medical equipment. Outside of the US, revenues to a single country did not exceed 10% of total revenue in any year. Total revenues outside the US were approximately $2.7 million or 14% of total revenue in 2024 and $2.3 million or 13% of total revenue in 2023

As of December 31, 2024 and 2023, the Company had outstanding receivables of $0.8 million and $0.8 million, respectively, from distributors and customers of its products who are located outside of the U.S.

	Percent of Export sales
Region	2024	2023
Europe	9%	10%
All other	5%	3%
Total	14%	13%
Total Export Revenue (in thousands)	$2,705	$2,333

Significant export sales in Europe are as follows:

	Percent of Export sales
Region	2024	2023
France	57%	64%
Belgium	8%	13%
Italy	3%	6%
Germany	12%	4%
Switzerland	8%	4%
All other	12%	9%

(c) Major Customers

The Company had one major OEM customer, GE Healthcare, with revenues of approximately $3.4 million in 2024 , or 17% of total revenues, and $3.8 million in 2023, or 22% of total revenues. Cancer detection products are also sold through OEM partners other than GE Healthcare. For the year ended December 31, 2024, no OEM partner other than GE Healthcare represented more than 5% of total revenue. OEM partners in total composed approximately 26% of total revenue for the year ended December 31, 2024 and 23% of total revenue for the year ended December 31, 2023 . The Company also had one major direct customer with revenues of approximately $1.7 million, or 9% of total revenue for year ended December 31, 2024 and $1.4 million, or 8% of total revenue for the year ended December 31, 2023.

OEM partners represented $1.6 million or 30% of outstanding receivables as of December 31, 2024, with GE Healthcare accounting for $1.1 million or 65% of this amount. The largest direct customer represents $1.3 million or 25% of outstanding receivables as of December 31, 2024. These customers in total represented $2.4 million or 46% of outstanding receivables as of December 31, 2024.

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

(c) Legal Matters

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

Note 17 – Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 90% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. The Company makes a safe harbor matching contribution of 100% of every dollar contributed, not to exceed 3% of participants’ eligible wages. The Company contributed approximately $418 thousand and $422 thousand during the years ended December 31, 2024 and 2023, respectively.