Form 10-K/A
period 2024-12-31
ICAD INC
filed 2025-04-30
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________

FORM 10-K/A

(Amendment No. 1)

________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

Commission file number 001-09341

________________________

iCAD, INC.

(Exact name of registrant as specified in its charter)

________________________

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

As of April 18, 2025, the registrant had 27,445,869 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
243	BDO USA, P.C.	Boston, MA

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2024, of iCAD, Inc. (the “Company,” “iCAD””, “we”, or “our”) which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2025 annual meeting of stockholders in reliance on General Instruction G(3) to Form 10-K.

Additionally, in accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Other than the items outlined above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

As previously disclosed, on April 15, 2025, iCAD entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among iCAD, RadNet, Inc., a Delaware corporation (“RadNet”), and Trio Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of RadNet (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into iCAD (the “Merger”), with iCAD surviving the Merger as a wholly-owned subsidiary of RadNet.

iCAD and RadNet continue to expect that the Merger will be completed in the second or third quarter of 2025, subject to the fulfillment of the closing conditions, including receipt of required regulatory approvals. Unless expressly indicated otherwise, the disclosures in this Form 10-K/A do not give effect to the Merger.

i

Special Note Regarding Forward Looking Statements

Unless the context otherwise requires, the terms “iCAD”, the “Company”, “we”, “our”, “registrant”, and “us” mean iCAD, Inc. and its consolidated subsidiaries.

Certain information included in this Amendment No. 1 to Annual Report on Form 10-K and the documents incorporated by reference herein, that are not historical facts, contain “forward looking statements” within the meaning of the federal securities laws made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the risk that the transaction between iCAD and RadNet may not be completed on anticipated terms and timing, or at all, including obtaining regulatory approvals that may be required on anticipated terms and iCAD stockholder approval; the possibility that any of the anticipated benefits of the transaction will not be realized or will not be realized within the expected time period, the risk that disruptions from the transaction will harm iCAD’s business, including current plans and operations and that management's time and attention will be diverted on transaction-related issues; the ability to achieve business and strategic objectives; the risks of uncertainty of patent protection; the impact of supply and manufacturing constraints or difficulties; uncertainty of future sales levels; protection of patents and other proprietary rights; the ability to consummate or derive value from strategic transactions including but not limited to joint ventures; product market acceptance; possible technological obsolescence of products, development and regulatory approval of our products and proposed products increased competition; litigation and/or government regulation; changes in Medicare reimbursement policies; risks relating to our existing and future debt obligations, competitive factors; the effects of a decline in the economy or markets served by the Company; cyber-attacks, acts of terrorism, acts of war, severe weather, a solar event, an electromagnetic event, a natural disaster, the age and condition of information technology assets, human error, or other factors could disrupt the Company’s operations and cause the Company to incur unanticipated losses and expense; and other risks detailed in this report and in the Company’s other filings with the SEC. The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “would”, “could”, “may”, “consider”, “confident” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Name	Age	Principal Occupation or Employment	Director Since
Dana Brown	60	Chief Executive Officer, President, and Chair of the Board of iCAD, Inc.	2022
Michael Doyle	66	President, Chief Executive Officer and Director of Spire Health; Chief Executive Officer, President, and Director of Predict Health, Inc.	2024
Dr. Hedvig Hricak	78	Carroll and Milton Petrie Endowed Chair of Radiology, Memorial Sloan Kettering Cancer Center	2024
Dr. Rakesh Patel	52	Chief Executive Officer of Precision Cancer Specialists Medical Group; Chief Medical Officer of Securra	2018
Andy Sassine	60	Chief Financial Officer of Arcturus Therapeutics Holdings Inc.	2015
Dr. Susan Wood	62	Chief Executive Officer of VIDA Diagnostics, Inc.	2018

Ms. Dana Brown has served as Chief Executive Officer and President since March 2023, as Chair of the Board since January 2023, and as a Director since January 2022. Previously, Ms. Brown served as a Strategic Advisor to Susan G. Komen® the world’s leading nonprofit breast cancer organization, and served as the organization’s Senior Vice President, Chief Strategy and Operations Officer from November 2018 to April 2022. Prior to joining Susan G. Komen®, Ms. Brown served as Senior Vice President and Chief Digital Officer at United Way Worldwide, a global network of over 1,800 nonprofit fundraising affiliates. Ms. Brown was a founding member of several successful ventures; she co-founded and served as Chief Marketing Officer for MetaSolv Software (acquired by Oracle), and served as Chief Executive Officer of Ipsum Networks. Ms. Brown spent the early years of her career with Texas Instruments Incorporated and global accounting firm Arthur Andersen. Ms. Brown received her BS in Computer Science and Accounting from Southwest Baptist University. We believe Ms. Brown’s qualifications to serve on our Board include her significant experience as an executive in the healthcare industry and her understanding of our products and markets.

Mr. Michael Doyle has served as a Director since January 2024. Mr. Doyle has served as the President, Chief Executive Officer and Director of Spire Health, a leading healthcare technology company since November 2022. He has also served as Chief Executive Officer, President, and Director of Predict Health, Inc., an AI driven consumer intelligence company in healthcare, since December 2024. Prior to these role, Mr. Doyle served as President, Chief Executive Officer, and Director of COTA Healthcare (October 2018 – December 2021), and QPID Health (December 2012 – September 2018). Mr. Doyle was the Co-Chairman of the board of directors of Medsphere Systems Corporation from August 2011 to December 2012 and the President, Chief Executive Officer and Director from October 2007 to August 2011. From April 2006 to June 2007, Mr. Doyle served as the Chief Executive Officer and Director of Advantedge Healthcare Solutions. From January 2005 to March 2006, Mr. Doyle served as the Chief Executive Officer of Windward Advisors. From March 2000 to December 2004, Mr. Doyle served as Chairman and Chief Executive Officer of Salesnet. Mr. Doyle previously served as a Director of Novelos Therapeutics. From 1989 to 1997, Mr. Doyle served as Chairman and Chief Executive Officer of Standish Care/Carematrix, a company he founded. Mr. Doyle received a B.S. in biology from Tufts University and a M.B.A. with a concentration in finance and hospital administration from the University of Chicago (Booth School of Business). We believe Mr. Doyle’s qualifications to serve on our Board include his extensive leadership experience and expertise in the healthcare and technology industries.

Dr. Hedvig Hricak has served as a Director since February 2024. Dr. Hricak has been a member of the Molecular Pharmacology and Chemistry Program at Sloan Kettering Institute since 2000, and a member of the Department of Radiology at Sloan Kettering Cancer Center since 1999. Dr. Hricak has been a Professor at the Gerstner Sloan-Kettering Graduate School of Biomedical Sciences since 2004, and a Professor at the Weill Medical College of Cornell University since 2000. Dr. Hricak is an elected member of the National Academy of Medicine (“NAM”) of the United States and received the David Rall Medal, the NAM award for distinguished leadership. Dr. Hricak has also received the Order of the Croatian Morning Star of Katarina Zrinska Presidential Award of Croatia, as well as eight gold medals and 23 honorary fellowships from radiological societies around the world. Dr. Hricak holds honorary doctorates from the Ludwig Maximilian University, Munich, Germany and the University of Toulouse III, Paul Sabatier, Toulouse, France. Dr. Hricak received an M.D. from the University of Zagreb, Yugoslavia, and a Dr.Med.Sc (Ph.D) from the Karolinska Institute, Stockholm, Sweden. We believe Dr. Hricak’s qualifications to serve on our Board include her extensive experience and clinical expertise in radiology, research, and the development of novel imaging applications.

Dr. Rakesh Patel has served as a Director since October 2018. He is the Managing Partner of Precision Cancer Specialists Medical Group, where he has held positions of increasing seniority for over 21 years. Since April 2024, Dr. Patel has served as Chief Medical Officer of Securra, an AI-powered early detection platform. He serves as Chair of the High-Risk Breast Program and is the Director of the Cancer Program at Good Samaritan Hospital in Los Gatos, California. He leads several patient and physician training initiatives and has given over 100 global presentations and publications in Advances in Breast Cancer, Genetics, Genomics, and Targeted Cancer Therapy. He was appointed to the President’s Cancer Panel addressing barriers to breast cancer screening during the pandemic and is a Past-President of the American Brachytherapy Society. He is the Principal Investigator of several national real world data cancer registry studies and has a special interest in Cancer Risk, Genetics, Genomics, and Patient Reported Outcomes. He is co-founder of the TME Breast Care Network; a high-end physician peer-to-peer knowledge-sharing, research, education and advisory group. He enjoys actively participating in early-stage healthcare startups in digital health, AI, clinical decision support and patient engagement. He has had several successful health-tech exits from clinical concept to private equity or public company acquisition and has led several Business, Strategic, and Scientific Boards. His focus has been to identify true gaps in patient care and physician clinical workflows and in turn to develop disruptive, easy-to-adopt digital health, virtual care, decision support, and patient-centric platforms. He holds a Bachelor of Science degree from the University of Notre Dame and an M.D. from Indiana University School of Medicine. Dr. Patel completed his radiation oncology residency at the University of Wisconsin-Madison. We believe Dr. Patel’s qualifications to serve on our Board include his expertise in the medical field as well as his understanding of our products and markets.

Mr. Andy Sassine has served as a Director since 2015. Mr. Sassine has served Arcturus Therapeutics Holdings Inc. (NASDAQ: ARCT), a biotech company focusing on using mRNA to target rare diseases, as Chief Financial Officer since January 2019 and as a member of the board of directors since September 2019 and from May 2018 until June 2019. Mr. Sassine served in various positions at Fidelity Investments from 1999 to 2012, rising to the position of Portfolio Manager. Prior to joining Fidelity, he served as a vice president in the Acquisition Finance Group at Fleet National Bank. Mr. Sassine previously served on the boards of Exicure, Inc., MYnd Analytics, Inc., Acorn Energy, Freedom Meditech, Inc., Gemphire Therapeutics, Inc., and MD Revolution. Mr. Sassine was a member of the Henry B. Tippie College of Business, University of Iowa Board of Advisors from 2009 to 2018 and served on the Board of Trustees at the Clarke Schools for Hearing and Speech from 2009 to 2014. Mr. Sassine holds a Bachelor of Arts degree from the University of Iowa and an MBA from the Wharton School at the University of Pennsylvania. We believe Mr. Sassine’s extensive knowledge and experience as a fund manager and board member of other similarly sized companies qualifies him to serve as a member of our Board.

Dr. Susan Wood has served as a Director since October 2018. Dr. Wood has 25 years’ experience championing innovative clinical solutions into routine clinical use. Dr. Wood was recognized as one of the top 50 CEOs by Healthcare Technology Report; she also received the Joe Rosenfeld Award for outstanding leadership. Since September 2009, Dr. Wood has served as the President and Chief Executive Officer of VIDA Diagnostics, Inc., a leader in precision imaging and AI for pulmonary medicine (“VIDA”). VIDA, led by Dr. Wood, was named one of “15 Companies That Are Saving The World From Covid-19” by Forbes and “AI for Lung Care Company of the Year” by Frost and Sullivan. Prior to VIDA, she held executive positions at Vital Images, Inc. (now Canon) and R2 Technology (now Hologic). Dr. Wood has been issued multiple patents in the field of artificial intelligence and quantitative imaging; authored numerous peer-reviewed papers and abstracts. In addition to serving as CEO of VIDA, Dr. Wood serves on the Board of Governors at the University of Maryland, and is past Chair of the Board of Visitors of the Graduate School at Duke University. Dr. Wood received her Ph.D. from the Johns Hopkins Medical Institutions, School of Hygiene and Public Health. Her Ph.D. work combined quantifying three-dimensional lung structure with changes in lung function using high-resolution CT imaging. She also holds a Master of Science degree in Biomedical Engineering from Duke University, and a Bachelor of Science in Engineering from the University of Maryland, College Park. We believe Dr. Wood’s qualifications to serve on our Board include her expertise in the medical field and her knowledge of our markets.

Executive Officers

Biographical information for Dana Brown, our Chief Executive Officer, President, and Chair, is set forth above in the “Item 10. Directors, Executive Officers and Corporate Governance – Directors.” In addition to Ms. Brown, our other executive officers are Mr. Eric Lonnqvist, Chief Financial Officer, and Mr. Jonathan Go, Chief Technology Officer.

Mr. Jonathan Go became the Company’s Chief Technology Officer in February 2019, and previously served as the Company’s Senior Vice President of Research and Development. Mr. Go brings more than twenty-five years of software development experience in the medical industry to iCAD. Prior to joining iCAD, Mr. Go served as Vice President of Engineering at Merge eMed, a provider of RIS/PACS solutions for imaging centers, specialty practices and hospitals. At Merge eMed, Mr. Go was responsible for software development, product management, testing, system integration and technical support for all of eMed’s products. Before joining Merge eMed, Mr. Go was Director of Engineering at Cedara Software in Toronto. Cedara Software is focused on the development of custom engineered software applications and development tools for medical imaging OEMs. At Cedara, Mr. Go built the workstation program, developing multiple specialty workstations that have been adopted by a large number of OEM partners. Mr. Go earned a Bachelor of Science in Electrical Engineering from the University of Michigan and a Master of Science in Electrical Engineering and Biomedical Engineering from the University of Michigan.

Mr. Eric Lonnqvist became the Company’s Chief Financial Officer effective April 17, 2023. Mr. Lonnqvist brings more than 15 years of finance and accounting experience in the medical device and technology industries. Prior to being named CFO, Mr. Lonnqvist acted as the Company’s VP of Financing Planning Analysis from February 2021 to April 2023. Prior to joining iCAD, he previously held financial roles at companies including NetBrain Technologies (from July 2017 to January 2021), TripAdvisor, Interactive Data Corporation, and Oracle. Mr. Lonnqvist holds a Bachelor’s degree from Fitchburg State University and a Master of Business Administration from Assumption University.

The Board of Directors and Director Independence

The Board of Directors (the “Board”) currently consists of six members. The Board has determined that all directors other than Dana Brown meet the director independence requirements under the applicable listing rules of The Nasdaq Stock Market LLC (“Nasdaq”).

Leadership Structure

The Board believes that it can best leverage Ms. Brown’s experience while she works on day-to-day matters at the Company. The Board believes that the Company and its stockholders will benefit from the expertise of Ms. Brown serving as Chair. The other members of the Board are well positioned to advise on areas where they have specific expertise.

There are no family relationships among any of our directors and executive officers, nor have any of our directors or executive officers been involved in a legal proceeding that would be required to be disclosed pursuant to either 103(c)(2) or 401(f) of Regulation S-K of the Exchange Act.

Board Oversight of Risk

The Board’s Role

The Board’s role in the Company’s risk oversight process includes receipt and review of scheduled and ad hoc reports from members of the executive management team which relate to areas of actual or potential material risk to the Company, including but not limited to, operational, financial, legal, regulatory, strategic, transactional and reputational risks. The full Board receives these reports from the appropriate “risk owner” within the organization to enable each member of the Board to understand our risk identification, risk management and risk mitigation strategies.

Risk Assessment in Compensation Policies and Practices for Employees

The Compensation Committee of the Board (the “Compensation Committee”) reviewed the elements of our compensation policies and practices for all of our employees, including our named executive officers, to evaluate whether risks that may arise from such compensation policies and practices are reasonably likely to have a material adverse effect on our Company. The Compensation Committee has concluded that the following current features of our compensation programs guard against excessive risk-taking:

•	compensation programs provide a balanced mix of short-term and longer-term incentives;

•	base salaries are consistent with employees’ duties and responsibilities;

•	cash incentive awards are capped by the Compensation Committee;

•	cash incentive awards are tied to corporate performance goals, as well as individual performance goals;

•	vesting periods for equity awards encourage executives to focus on sustained stock price appreciation; and

•	our clawback policy provides our Board the ability to recoup any erroneously awarded performance-based compensation from executive officers on account of intentional misconduct.

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

Board Committees

The Board has three (3) standing committees: (i) the Audit Committee of the Board (the “Audit Committee”); (ii) the Compensation Committee; and (iii) the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”). The committees are comprised solely of persons who meet the definition of an “independent director” under the Nasdaq listing rules. In addition, the Board has determined that each member of the Audit Committee meets Nasdaq independence requirements applicable to members of an audit committee. The Board has also determined that members of the Compensation Committee meet additional independence requirements under the Nasdaq listing rules applicable to members of a compensation committee.

The Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee operate under written charters adopted by the Board. Copies of our Nominating and Corporate Governance Committee Charter, Audit Committee Charter and Compensation Committee Charter are available on the Company’s website at https://www.icadmed.com/investors/corporate-governance/. Information on our website does not constitute a part of Amendment

Audit Committee

The Audit Committee, among other things, selects the firm to be appointed as the independent registered public accounting firm to audit our financial statements, and reviews and discusses the scope and results of each audit with the independent registered public accounting firm and with management. The responsibilities of the Audit Committee are further described in the Audit Committee Charter, which was adopted by the Board, and a copy of which is available on the Company’s website at https://www.icadmed.com/wp-content/uploads/2023/10/audit-committee-charter_00-1.pdf. The Audit Committee held four (4) meetings during 2024. The Audit Committee, among other things, fulfills our Board’s oversight responsibility with respect to our cybersecurity policies, overseeing our risk management with respect to cybersecurity, reviewing our adoption and implementation of systems, controls and procedures designed to prevent, detect and respond to cyber-attacks or security breaches involving us, and reviewing our cybersecurity insurance requirements.

The Audit Committee is composed of Mr. Sassine, who serves as its chairman, Dr. Wood and Mr. Doyle. Our Board has determined that each member of the Audit Committee meets the definition of an “independent director” under the applicable Nasdaq listing rules and the rules and regulations of the SEC. The Board has also determined that Mr. Sassine qualifies as an “audit committee financial expert” under the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for, among other things, developing and recommending to the Board corporate governance policies for iCAD, establishing procedures for the director nomination process and recommending nominees for election to the Board. The responsibilities of the Nominating and Corporate Governance Committee are further described in the Nominating and Corporate Governance Committee Charter, which was adopted by the Board, and a copy of which is available on the Company’s website at https://www.icadmed.com/wp-content/uploads/2023/10/nominating-and-corporate-governance-committee-charter_00-1.pdf. The Nominating and Corporate Governance Committee held one (1) meetings during 2024. The Nominating and Corporate Governance Committee annually leads the performance review of the Board and its committees. The most recent Board self-evaluation involved a survey completed by each director about the Board and the committees on which the director served. The self-evaluation process seeks to obtain each director’s assessment of the effectiveness of the Board, the committees and their leadership, Board and committee composition, and Board/management dynamics.

The Nominating and Corporate Governance Committee is composed of Dr. Patel, who serves as its chairman, and Dr. Hricak.

Compensation Committee

The Compensation Committee is responsible for, among other things, assisting the Board in overseeing our executive compensation strategy and reviewing and approving the compensation of our executive officers and administering our various stock option and incentive plans. The responsibilities of the Compensation Committee are further described in the Compensation Committee Charter, which was adopted by the Board and a copy of which is available on the Company’s website at https://www.icadmed.com/wp-content/uploads/2023/10/compensation-committee-charter_00-1.pdf. The Compensation Committee held two (2) meetings during 2024.

The Compensation Committee consists of Dr. Wood, who serves as its chairwoman, Dr. Patel and Mr. Sassine.

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the Compensation Committee during the fiscal year ended December 31, 2024 was a current or former officer or employee of the Company or engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during the fiscal year ended December 31, 2024; which generally means that none of the Company’s executive officers served as a director or member of a compensation committee of another entity which other entity has an executive officer who served as a director or member of our Compensation Committee.

Board and Committee Meetings and Attendance at Annual Meeting of Stockholders

During the fiscal year ended December 31, 2024, the Board held four (4) meetings. During 2024, each of the Company’s directors attended at least 75% of the aggregate of: (1) the total number of meetings of the Board and (2) the total number of meetings of all Board committees on which they served.

The Company’s current policy strongly encourages that all of its directors attend all Board and committee meetings, as well as the Company’s Annual Meetings of Stockholders each year, absent extenuating circumstances that would prevent their attendance. Two (2) members of our Board attended the 2024 annual meeting of stockholders.

Insider Trading Policy

The Company has an Insider Trading Policy applicable to the Company’s directors, officers, and all employees of the Company (the “Insider Trading Policy”). The Insider Trading Policy governs the purchase, sale, and/or other dispositions of the Company’s securities and prohibits purchasing or selling any securities of the Company while a person covered by the Insider Trading Policy is aware of material, non-public information concerning the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards of the Nasdaq Stock Market. A copy of the Company’s Insider Trading Policy is filed with the SEC as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Anti-Hedging and Anti-Pledging Policy; Stock Trading Practices

The Insider Trading Policy prohibits our officers, directors and employees from trading the Company’s equity securities during quarterly and special blackout periods. The Insider Trading Policy also prohibits subject individuals from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of Company securities.

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

Delinquent Section 16(a) Reports

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2024, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with, except that: (i) one inadvertent late Form 4 was filed on behalf of Jonathan Go on January 4, 2024 with respect to an option grant; (ii) one inadvertent late Form 4 was filed on behalf of Dana Brown on January 4, 2024 with respect to an option grant; and (iii) one inadvertent late Form 4 was filed on behalf of Andy Sassine on January 17, 2024 with respect to an option grant.

Code of Business Conduct and Ethics

We have developed and adopted a comprehensive Code of Business Conduct and Ethics to cover all of our employees. Copies of the Code of Business Conduct and Ethics can be obtained, on the Company’s website at https://www.icadmed.com/wp-content/uploads/2023/10/code-of-business-conduct-and-ethics_00-1.pdf, and without charge, upon written request, addressed to:

iCAD, Inc.

2 Townsend West, Suite 6,

Nashua, NH,

03063

Attention: Corporate Secretary

Communications with the Board

The Board, through its Nominating and Corporate Governance Committee, has established a process for stockholders to send communications to the Board. Stockholders may communicate with the Board individually or as a group by writing to: The Board of Directors of iCAD, Inc. c/o Corporate Secretary, 2 Townsend West, Suite 6, Nashua, NH 03063. Stockholders should identify their communication as being from an iCAD stockholder. The Corporate Secretary may require reasonable evidence that the communication or other submission is made by an iCAD stockholder before transmitting the communication to the Board.

Consideration of Director Nominees

Stockholders wishing to recommend director candidates to the Nominating and Corporate Governance Committee must submit their recommendations in writing to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, iCAD, Inc., 2 Townsend West, Suite 6, Nashua, NH 03063.

The Nominating and Corporate Governance Committee will consider nominees recommended by iCAD stockholders provided that the recommendation contains sufficient information for the Nominating and Corporate Governance Committee to assess the suitability of the candidate, including but not limited to the candidate’s qualifications, and complies with the rules and procedures of the SEC and the Company’s bylaws. In addition, the recommendation must include information regarding the recommended candidate relevant to a determination of whether the recommended candidate would be barred from being considered “independent” under applicable Nasdaq listing rules, or, alternatively, a statement that the recommended candidate would not be so barred. Candidates recommended by stockholders that comply with these procedures will receive the same consideration that candidates recommended by the Nominating and Corporate Governance Committee receive. A recommendation which does not comply with the above requirements will not be considered.

The qualities and skills sought in prospective members of the Board are determined by the Nominating and Corporate Governance Committee. When reviewing candidates to our Board, the Nominating and Corporate Governance Committee considers the current and evolving needs of the Board, and seeks candidates to fill any current or anticipated future needs. The Nominating and Corporate Governance Committee generally requires that director candidates be qualified individuals who, if added to the Board, would provide the mix of director characteristics, experience, perspectives and skills appropriate for iCAD. Criteria for selection of candidates will include, but not be limited to: (i) business and financial acumen, as determined by the Nominating and Corporate Governance Committee in its discretion, (ii) qualities reflecting a proven record of accomplishment and ability to work with others, (iii) knowledge of our industry, (iv) relevant experience and knowledge of corporate governance practices, and (v) expertise in an area relevant to iCAD. Such persons should not have commitments that would conflict with the time commitments of a director of iCAD. Such persons shall have other characteristics considered appropriate for membership on the Board, as determined by the Nominating and Corporate Governance Committee. While the Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity, the Board and the Nominating and Corporate Governance Committee believe that it is important that the Board members represent diverse viewpoints. In considering candidates for the Board, the Nominating and Corporate Governance Committee and the Board consider the entirety of each candidate’s credentials in the context of the foregoing standards.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to our named executive officers (“NEOs”) for all services rendered in all capacities to us during the fiscal years noted below.

		Salary	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Name and Principal Position	Year	$	$	$	$	$
Dana Brown	2024	400,000	—	—	97,702	497,702
Chief Executive Officer, President, and Chair	2023	315,385	521,093	—	12,569	849,047
Jonathan Go	2024	332,423	—	—	40,950	373,373
Chief Technology Officer	2023	318,000	55,077	—	33,486	406,563
Eric Lonnqvist	2024	250,000	26,643	—	87,073	363,716
Chief Financial Officer	2023	171,731	82,452	—	57,195	311,378

(1)	The amounts included in the “Option Awards” column represent the grant date fair value of the stock option awards granted to the named executive officers, computed in accordance with ASC Topic 718. For a discussion of valuation assumptions, see Note 13 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
(2)	In January 2025, the Compensation Committee reviewed the Company’s actual performance relative to targets, and determined that such targets had been met. In February 2025, at the recommendation of the Compensation Committee, the Board approved the award of bonus shares to Dana Brown, our President and Chief Executive Officer, and Eric Lonnqvist, our Chief Financial Officer, in the amounts of 25,833 shares of common stock and 15,833 shares of common stock, respectively.
(3)	The amounts in this column for Ms. Brown and Mr. Lonnqvist primarily reflect the fair market value of fully vested shares of iCAD, Inc. common stock awarded to the named executive offers in 2025.

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

Our executive compensation program consists of the following annual elements:

Element	Description
Base Salary	Fixed annual cash amount to attract and retain top talent

Annual Cash Bonus	At-risk variable incentive compensation to reward for achievement of goals set by the Board

Long-Term Incentive Awards	Equity-based compensation that supports retention, incentivizes performance and promotes stockholder alignment

Select Benefits and Perquisites	Benefits such as health insurance and a 401(k) program to remain competitive in our industry

Key Compensation Governance Attributes

The following are best practices of our executive compensation program:

What We Do		What We Don’t Do

✓	Consult an independent compensation consultant	×	No tax gross-up provisions

✓	Conduct an annual risk assessment of our pay practices	×	No guaranteed salary increases or bonuses

✓	Solicit stockholder input and incorporate feedback into decision-making process	×	No excessive perquisites to NEOs

✓	Use a “double-trigger” for accelerated equity vesting upon a change in control for current named executive officers	×	No pension plans or other post-employment benefit plans

✓	Clawback policy for executive officers	×	No severance multipliers in excess of 2x pay

✓	Insider trading policy prohibits directors, senior executives and other employees from trading in Company stock during blackout periods and while in possession of material non-public information.	×	No option repricing without stockholder approval, or option backdating

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

Role of our Chief Executive Officer. Our Chief Executive Officer annually makes recommendations to the Compensation Committee regarding base salary, non-equity incentive plan compensation and equity awards for herself or himself and the other named executive officers. Such recommendations are considered by the Compensation Committee; however, the Compensation Committee retains full discretion and authority over the final compensation decisions for the named executive officers, subject to approval by the Board.

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

Employment Agreements and Severance and Change in Control Agreements

A summary of the current employment agreements for the named executive officers appears below. The employment agreements provide for minimum annual salaries and performance-based annual bonus compensation as defined in their respective agreements. In addition, the agreements with our named executive officers provide for various severance payments and other benefits, if any such officer is terminated without “cause” or if the executive terminates their employment for “good reason”, in each case in connection with a “change in control” or otherwise. The Merger with RadNet will constitute a “change in control” in connection with each such agreement. If the Merger is consummated, our named executive officers will be compensated in accordance with the terms of their respective severance arrangements.

Ms. Dana Brown, our Chief Executive Officer, President, and Chair of the Board

On March 13, 2023, the Company entered into an employment agreement with Ms. Brown (the “Brown Agreement”). The Brown Agreement provides Ms. Brown (i) an annual base salary of $400,000; (ii) eligibility to participate in the Company’s annual discretionary bonus plan for executives, with the potential to earn a cash and/or equity-based bonus equal to up to thirty (30%) percent of Ms. Brown’s annual base salary; (iii) eligibility to participate in the Company’s benefit plans; (iv) reimbursement for reasonable out-of-pocket expenses; and (v) options to acquire 250,000 shares of common stock, subject to a 3-year vesting schedule and a 10-year expiration period. The Brown Agreement subjects Ms. Brown to standard restrictive covenants for agreements of its type, including non-competition and non-solicitation.

The Brown Agreement provides that if Ms. Brown’s employment is terminated without “cause” or if she terminates her employment for “good reason” (as such terms are defined in the Brown Agreement), in each case while she serves as Chief Executive Officer, then: (i) she will receive payment of any accrued but unpaid base salary through the termination date, reimbursement for any unpaid and approved expenses incurred pursuant through the termination date, and any accrued but unpaid vacation; (ii) she will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of her termination; and (iii) she will receive continued health benefits for 12 months, all subject to the terms of the Brown Agreement.

In the event that within nine (9) months of a “change in control” Ms. Brown’s employment is terminated by the Company without “cause” or by Ms. Brown for “good reason” while she serves as Chief Executive Officer, then (i) she will receive payment of any accrued but unpaid base salary through the termination date, reimbursement for any unpaid and approved expenses incurred through the termination date, and any accrued but unpaid vacation; (ii) she will continue to receive an amount equal to his base salary for the period of six (6) months from the date of her termination; (iii) she will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination; (iv) she will receive continued health benefits for 18 months, and (v) all unvested stock options and other equity awards granted by the Company to the Executive pursuant to such agreement shall immediately vest and become exercisable and shall remain exercisable for not less than one year thereafter, all subject to the terms of the Brown Agreement.

Mr. Jonathan Go, our Chief Technology Officer

On May 26, 2020, the Company entered into an employment agreement with Mr. Go. Pursuant to the agreement, Mr. Go serves as Chief Technology Officer and his compensation consists of an annual base salary of $300,000, a non-bonus eligible salary of $10,200, and a target annual incentive bonus of 40% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee. In February 2021, the Compensation Committee recommended, and the Board approved, an increase of Mr. Go’s annual base salary to $318,000 and a target annual incentive bonus of 45% of his base salary if the Company achieves goals and objectives determined by the Compensation Committee.

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

In the event that within six (6) months of a “change in control” Mr. Go’s employment is terminated by the Company without “cause” while he serves as Chief Technology Officer, then (i) he will continue to receive an amount equal to his base salary for the period of 18 months from the date of his termination; (ii) he will receive the pro rata portion of any incentive bonus, if any, earned for the fiscal year of his termination, and (iii) all unvested stock options and other equity awards granted by the Company will immediately vest and become exercisable and will remain exercisable for not less than 180 days thereafter.

Eric Lonnqvist, our Chief Financial Officer

On April 17, 2023, the Company entered into an employment agreement with Mr. Lonnqvist (the “Lonnqvist Agreement”). The Lonnqvist Agreement provides Mr. Lonnqvist (i) an annual base salary of $250,000; (ii) eligibility to participate in the Company's annual discretionary bonus plan for executives, with the potential to earn a cash and/or equity-based bonus equal to up to twenty five (25%) percent of Mr. Lonnqvist's base salary; (iii) eligibility to participate in the Company’s benefit plans; (iv) reimbursement for reasonable out-of-pocket expenses; and (v) options to acquire 100,000 shares of common stock, subject to a 3-year vesting schedule and a 10-year expiration period. The Lonnqvist Agreement subjects Mr. Lonnqvist to standard restrictive covenants for agreements of its type, including non-competition and non-solicitation.

The Lonnqvist Agreement provides that if Mr. Lonnqvist’s employment is terminated without “cause” or if he terminates his employment for “good reason” (as such terms are defined in the Lonnqvist Agreement), in each case while he serves as Chief Financial Officer, then: (i) he will continue to receive an amount equal to his base salary for a period of six (6) months from the date of his termination, less all customary and required taxes and employment-related deductions, and (ii) he will receive continued health benefits for six (6) months.

If within six (6) months of a “change in control” Mr. Lonnqvist’s employment is terminated by the Company without “cause” or by Mr. Lonnqvist for “good reason” while he serves as Chief Financial Officer, then

(i) he will continue to receive an amount equal to his base salary for a period of six (6) months from the date of his termination, less all customary and required taxes and employment-related deductions, (ii) he will receive continued health benefits for six (6) months, and (iii) notwithstanding the vesting and exercisability schedule in any stock option or other equity award agreement between the Company and Mr. Lonnqvist, all unvested stock options and other equity awards granted by the Company to Mr. Lonnqvist pursuant to such agreement shall immediately vest and become exercisable and shall remain exercisable for not less than one year thereafter.

Corporate Bonus Plan

The Annual Employee Corporate Bonus Plan (the “Bonus Plan”) is designed to provide an effective means to motivate and compensate eligible employees, on an annual basis, through cash and/or equity award bonuses as applicable, based on the achievement of business and individual performance objectives during each calendar year (each, a “Plan Year”). The Bonus Plan is intended to be the Company’s primary vehicle for awarding variable compensation to colleagues who are eligible to participate.

Any awarded compensation under the Bonus Plan is subject to the achievement of specific performance goals identified by the Company and by each individual during the Plan Year. All regular full-time employees are eligible to participate in the Bonus Plan, provided they qualify under the guidelines set forth in the Bonus Plan. Each employee is assigned a target bonus percentage based on their level with the organization at the inception of the Plan Year. The target bonus percentage will be communicated to each employee, along with the plan guidelines. The target bonus is a percentage of the employee’s annualized annual base salary in effect as of the end of the Plan Year. Any bonus awarded under the Bonus Plan is to be paid in first quarter of the following Plan Year.

In January 2025, the Compensation Committee reviewed the Company’s actual performance relative to targets, and determined that such targets had been met. In February 2025, at the recommendation of the Compensation Committee, the Board approved the award of bonus shares to Dana Brown, our President and Chief Executive Officer, and Eric Lonnqvist, our Chief Financial Officer, in the amounts of 25,833 shares of common stock and 15,833 shares of common stock, respectively.

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of certain equity awards in relation to the disclosure of material nonpublic information, our Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice generally to grant initial equity awards to our officers and non-employee directors in connection with their hiring or appointment to the Board, as applicable. We generally intend to issue equity awards to our officers at approximately the same time each year, typically at the end of each fiscal year or at the beginning of the following fiscal year. In addition, non-employee directors receive grants of initial and annual equity awards, at the time of a director’s initial appointment or election to the Board and at the beginning of each fiscal year, respectively. Option grants generally are effective on the date the award determination is made by the Compensation Committee or the Board, as the case may be, and the exercise price of options is typically based upon the Fair Market Value of our common stock as defined in our 2024 Omnibus Equity Incentive Plan.

During the fiscal year ended December 31, 2024, we did not award any equity awards to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding unexercised options and unvested stock awards outstanding at December 31, 2024 for each of our named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Dana Brown	40,000	—	6.24	1/10/2032
	30,000	—	1.95	1/3/2033
	45,000	—	2.19	1/30/2028
	83,334	166,666	2.39	3/10/2033
	33,334	66,666	1.85	12/26/2033
Jonathan Go	25,000	—	4.37	1/15/2029
	19,134	—	12.84	5/7/2030
	42,386	—	18.00	2/15/2031
	16,667	8,333	4.25	3/10/2032
	16,667	33,333	1.85	12/26/2033
	12,500	—	9.00	2/5/2025
Eric Lonnqvist	10,000	—	12.17	9/8/2031
	10,000	5,000	4.25	3/10/2032
	33,334	66,666	1.46	4/17/2033
	—	25,000	1.78	1/4/2034

Compensation of Directors

Director Summary Compensation Table

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to our non-employee directors for all services rendered in all capacities to us during the fiscal years noted below.

	Fees Earned or Paid in Cash	Option Awards (1)	Stock Awards (2)	Total
Name	$	$	$	$
Michael Doyle(3)	19,255	43,913	—	63,168
Dr. Hedvig Hricak(4)	18,332	36,506	—	54,838
Dr. Rakesh Patel	25,668	64,895	—	90,563
Andy Sassine	15,250	82,619	—	97,869
Dr. Susan Wood	55,125	41,327	—	96,452

(1)	The amounts included in the “Option Awards” column represents the grant date fair value of the stock option awards to directors, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 13 to our Consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2024.
(2)	The amount included in the “Stock Awards” column represents the grant date fair value of restricted stock awards to directors, computed in accordance with FASB ASC Topic 718.
(3)	Mr. Doyle was appointed as a director of the Company, effective January 23, 2024.
(4)	Dr. Hricak was appointed as a director of the Company, effective February 22, 2024.

*	Information with respect to the compensation of Dana Brown, an employee director, as described in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, is set forth below in the Summary Compensation Table.

Narrative to Director Compensation Table

Our director compensation policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. For a narrative description of director compensation see “Compensation of Directors” above.

Director Compensation in Fiscal 2024

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

Board and Committee Retainers

For the fiscal year ended December 31, 2024, annual cash compensation for each non-employee director was $35,000, and $65,000 for the chair of the Board if the chair is not an employee. Because the chair was an employee in 2024, this amount was not paid to the chair in 2024.

Additional retainers for each non-employee director who served on one or more Board committees in 2024 were as follows:

	Member	Chair
Audit Committee	$9,500	19,000
Compensation Committee	$7,000	14,000
Nominating and Governance Committee	$4,500	9,000
Strategy Committee	$5,000	10,000
Lead Independent Director	$—	20,000

Annual cash compensation for non-employee directors is currently the same for fiscal 2024.

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

Such restricted stock is fully vested, and such stock options are fully exercisable at the time of grant. During 2024, all directors elected to receive their compensation in a combination of cash and stock options.

Annual Equity Compensation

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

Treatment of iCAD Equity Awards in the Merger

Outstanding Options in General

In general, at the Effective Time (as defined in the Merger Agreement), each option to purchase shares of common stock with an exercise price per share less than $7.20 (each, an “Eligible Option”), including those held by our directors and officers, will be assumed by RadNet and converted into an option (A) to purchase a number of shares of RadNet common stock equal to the product of (1) the number of shares of our common stock subject to such Eligible Option immediately prior to the Effective Time and (2) 0.0677 (the “Exchange Ratio”), rounded down to the nearest whole number of shares, and (B) with an exercise price per share equal to (1) the exercise price per share of common stock of such Eligible Option immediately prior to the Effective Time, divided by (2) the Exchange Ratio, rounded up to the nearest whole cent (each, an “Assumed Option”). Each Assumed Option will continue to have, and will be subject to, the same terms and conditions that applied to the corresponding Eligible Option as in effect immediately prior to the Effective Time, other than any terms that become inoperative by reason of the transactions contemplated pursuant to the Merger Agreement. Each option that is not an Eligible Option will not be assumed or otherwise substituted by RadNet and will automatically terminate and cease to be outstanding as of the Effective Time.

Options Held by the Board of Directors

All unvested outstanding Eligible Options held by our non-employee directors immediately prior to the Effective Time will accelerate and automatically vest and become exercisable as of a time immediately prior to the Effective Time.

Options Held by Named Executive Officers

For a description of the treatment of Eligible Options held by our named see “Employment Agreements and Severance and Change in Control Agreements” above.

Other Transactions with Named Executive Officers and Directors Related to Agreement and Plan of Merger

On April 15, 2025, simultaneously with the approval of the terms of the Merger, the iCAD Board unanimously approved the grant of cash bonuses to certain employees, including Dana Brown, iCAD’s President and Chief Executive Officer, who shall receive $200,000, and Eric Lonnqvist, iCAD’s Chief Financial Officer, who shall receive $62,500 (the “Stay Bonuses”). The Stay Bonuses are payable on or within 30 days following the closing of the Merger (the “Closing”), subject to each individual’s continued employment with iCAD or an affiliate of iCAD through the Closing.

In addition, in connection with the execution of the Merger Agreement, on April 15, 2025, RadNet and RadNet Merger Sub entered into voting and support agreements (the “Voting Agreements”) with each of the Company’s directors (collectively, the “Supporting Stockholders”), under which the Supporting Stockholders agreed, among other things, to vote, or cause to be voted, all of the shares of the Company’s common stock beneficially owned by such Supporting Stockholder (i) in favor of the adoption of the Merger Agreement, each of the other transactions contemplated by the Merger Agreement, any proposal to adjourn or postpone the applicable meeting of stockholders if there are not a sufficient number of votes to approve the Merger Agreement, the Merger and any other matters necessary to effect the Merger, at such meeting; and (ii) against any action or agreement that would be intended or reasonably expected to impede, delay, postpone, interfere with, nullify, prevent or adversely affect in any material respect the Merger or the Merger Agreement. In addition, and subject to limited exceptions, the Voting Agreements provide that during the period commencing on the date of the Voting Agreements and ending on the earlier of the Effective Time or the termination of the Merger Agreement, each Supporting Stockholder shall not dispose or otherwise transfer any shares of the Company’s common stock held by such Supporting Stockholder.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management of the Company

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 18, 2025, by (i) each person who is known to us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all current executive officers and directors as a group. Unless otherwise indicated below, the address of each beneficial owner is c/o iCAD, Inc. 2 Townsend West, Suite 6, Nashua, NH, 03063.

Name of Beneficial Owner	Beneficially Owned (1)(2)(3)	Percentage of Class
Dana Brown	369,351	1.35%
Michael Doyle	64,908	*
Dr. Hedvig Hricak	59,556	*
Eric Lonnqvist	109,884	*
Dr. Rakesh Patel	313,127	1.14%
Andy Sassine	1,534,699	5.59%
Susan Wood	227,049	*
Jonathan Go	317,812	1.16%
All current executive officers and directors as a group (8 persons)	2,996,386	10.34%
* Less than 1% ownership

(1)	Based on 27,445,869 shares of common stock issued and outstanding as of April 18, 2025. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 18, 2025, upon (i) the exercise of options; (ii) vesting of restricted stock; (iii) warrants or rights; (iv) through the conversion of a security; (v) pursuant to the power to revoke a trust, discretionary account or similar arrangement; or (vi) pursuant to the automatic termination of a trust, discretionary account or similar arrangement. Each beneficial owner’s percentage ownership is determined by assuming that the options or other rights to acquire beneficial ownership as described above, that are held by such person (but not those held by any other person) and which are exercisable within 60 days from April 18, 2025, have been exercised.

(2)	Unless otherwise noted, we believe that the persons referred to in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them.

(3)	Includes exercisable and vested options to purchase shares of common stock (within 60 days of April 18, 2025) as follows:

Name of Beneficial Owner	Exercisable Options
Dana Brown	315,001
Michael Doyle	64,856
Hedvig Hricak	59,556
Eric Lonnqvist	100,001
Dr. Rakesh Patel	250,910
Andy Sassine	336,317
Susan Wood	229,915
Jonathan Go	129,087

Equity Compensation Plans

The following information is provided as of December 31, 2024 with respect to our equity compensation plans:

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	3,021,298	$4.25	2,663,136
Equity compensation plans not approved by security holders	—	$—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than as described below, there were no transactions since January 1, 2024 involving an amount in excess of $120,000 to which the Company has been a participant and in which any of its directors, executive officers or holders of more than 5% of its share capital, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation.”

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to us or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Review, Approval or Ratification of Transactions with Related Persons

We have adopted written policies and procedures regarding related person transactions. Our policy intends to cover any transaction described under Item 404 of Regulation S-K. Our Audit Committee is responsible for reviewing and approving all related-persons transactions pursuant to the Audit Committee Charter, which has been adopted by the Board. A related person is any executive officer, director, nominee for director or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons. The Audit Committee reviews and approves all related person transactions without regard to the thresholds established for disclosure under Item 404 of Regulation S-K. The Chairperson of the Audit Committee can be reached by sending a letter to Chairperson of the Audit Committee, Confidential – Conduct of Business Affairs at: iCAD, Inc., 2 Townsend West, Suite 6, Nashua, NH 03063.

During the years ended December 31, 2024 and December 31, 2023 there were no transactions with related parties requiring approval of the Audit Committee as described above.

Item 14.	Principal Accounting Fees and Services.

Aggregate fees for professional services rendered for the Company by BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm, as of or for the fiscal years ended December 31, 2024 and 2023 were:

	Fiscal Year Ended
Services Rendered (1)	December 31, 2024	December 31, 2023
Audit Fees	$454,800	$616,105
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$454,800	$616,105

(1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years.

Audit fees for the fiscal years ended December 31, 2024 and 2023 relate to professional services rendered for the audits of our financial statements, quarterly reviews, issuance of consents, and assistance with review of documents filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee Charter provides that one of the Audit Committee’s responsibilities is pre-approval of all audit, audit related, tax services and other services performed by our independent registered public accounting firm. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the Company’s independent registered public accounting firm is engaged to perform it. The Audit Committee pre-approves proposed services and fee estimates for these services. The Audit Committee chairperson or his or her designee has been designated by the Audit Committee to pre-approve any services arising during the year that were not pre-approved by the Audit Committee. Services pre-approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee pre-approved all of the audit services provided by BDO to us during the fiscal years ended December 31, 2024 and 2023.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents were filed as part of the Original Filing:

1.	Financial Statements. We are not filing any financial statements with this Form 10-K/A because they were included in the Original Filing.
2.	Financial Statement Schedules. We are not filing any schedules with this Form 10-K/A, which were either appropriately omitted from the Original Filing or the information required to be presented in them was shown in the financial statements or related notes at Part II, Item 8 of the Original Filing.
3.	Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Form 10-K/A and are incorporated herein by reference in response to this item.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File Cover Page Interactive Data File (embedded within the inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2025

iCAD, INC.

By:	/s/ Dana Brown
Dana Brown
Chief Executive Officer, President and Director

The undersigned officers and directors of iCAD, Inc., hereby severally constitute and appoint Dana Brown and Eric Lonnqvist, and each of them individually, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Amendment No. 1 to Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana Brown	Chief Executive Officer, President, and Director	April 30, 2025
Dana Brown	(Principal Executive Officer)

/s/ Eric Lonnqvist	Chief Financial Officer	April 30, 2025
Eric Lonnqvist	(Principal Financial and Accounting Officer)

/s/ Hedvig Hricak	Director	April 30, 2025
Hedvig Hricak, MD, Ph.D.

/s/ Michael John Doyle	Director	April 30, 2025
Michael John Doyle

/s/ Rakesh Patel	Director	April 30, 2025
Rakesh Patel, MD

/s/ Andy Sassine	Director	April 30, 2025
Andy Sassine

/s/ Susan Wood	Director	April 30, 2025
Susan Wood, Ph.D.