Form 10-Q
period 2025-03-31
ICAD INC
filed 2025-05-13
CIK 749660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-09341

iCAD, Inc.

(Exact name of registrant as specified in its charter)

Delaware	02-0377419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Townsend West, Suite 6, Nashua, NH	03063
(Address of principal executive offices)	(Zip Code)

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

As of the close of business on May 6, 2025, there were 27,445,869 shares outstanding of the registrant’s Common Stock, $0.01 par value.

iCAD, Inc.

Unless the context otherwise requires, the terms “iCAD”, the “Company”, “we”, “our”, “registrant”, and “us” mean iCAD, Inc. and its consolidated subsidiaries.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$20,032	$17,206
Trade accounts receivable, net of allowance for credit losses of $238 as of both March 31, 2025 and December 31, 2024	6,627	7,207
Inventory, net	694	756
Prepaid expenses and other current assets	769	1,258
Total current assets	28,122	26,427
Property and equipment, net of accumulated depreciation of $1,656 and $1,496 as of March 31, 2025 and December 31, 2024, respectively	1,814	1,716
Operating lease assets	122	177
Other assets	962	757
Intangible assets, net of accumulated amortization of $8,546 and $8,535 as of March 31, 2025 and December 31, 2024, respectively	90	101
Goodwill	8,362	8,362
Total assets	$39,472	$37,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,136	$1,111
Accrued and other expenses	2,368	2,358
Lease payable—current portion	234	229
Deferred revenue—current portion	3,954	3,863
Total current liabilities	7,692	7,561
Lease payable, net of current	73	133
Deferred revenue, net of current	898	1,137
Deferred tax	4	8
Other	17	17
Total liabilities	8,684	8,856

Commitments and Contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value: authorized 1,000,000 shares; none issued.	—	—
Common stock, $0.01 par value: authorized 60,000,000 shares; issued 27,365,682 and 26,540,030 as of March 31, 2025 and December 31, 2024, respectively; outstanding 27,179,851 and 26,354,199 as of March 31, 2025 and December 31, 2024, respectively.	273	265
Additional paid-in capital	310,062	307,133
Accumulated deficit	(278,132)	(277,299)
Treasury stock at cost, 185,831 shares as of both March 31, 2025 and December 31, 2024	(1,415)	(1,415)
Total stockholders’ equity	30,788	28,684
Total liabilities and stockholders’ equity	$39,472	$37,540

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Products and licenses	$3,244	$3,102
Services	1,630	1,852
Total revenue	4,874	4,954
Cost of revenue:
Products and licenses	213	480
Services	358	321
Amortization and depreciation	114	40
Total cost of revenue	685	841
Gross profit	4,189	4,113
Operating expenses:
Engineering and product development	1,476	1,507
Marketing and sales	1,533	2,082
General and administrative	2,253	1,902
Amortization and depreciation	56	63
Total operating expenses	5,318	5,554
Loss from operations	(1,129)	(1,441)
Other income (expense):
Interest income	172	203
Other income (expense), net	124	20
Other income (expense), net	296	223
Loss before provision for income taxes	(833)	(1,218)
Provision for income taxes	—	(4)
Net loss and comprehensive loss	$(833)	$(1,222)
Net loss per share:
Net loss per share, basic and diluted	$(0.03)	$(0.05)
Weighted average number of shares used in computing loss per share:
Basic and diluted	26,710	26,354

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

(Unaudited)

	For the three months ended March 31, 2025
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2024	26,540,030	$265	$307,133	$(277,299)	$(1,415)	$28,684
Issuance of common stock, net of issuance costs of $105	825,652	8	2,327	—	—	2,335
Stock-based compensation	—	—	602	—	—	602
Net loss	—	—	—	(833)	—	(833)
Balance at March 31, 2025	27,365,682	$273	$310,062	$(278,132)	$(1,415)	$30,788

	For the three months ended March 31, 2024
	Common Stock		Additional
	Number of		Paid-in	Accumulated	Treasury	Stockholders’
	Shares Issued	Par Value	Capital	Deficit	Stock	Equity
Balance at December 31, 2023	26,540,030	$265	$306,250	$(271,683)	$(1,415)	$33,417
Stock-based compensation	—	—	265	—	—	265
Net loss	—	—	—	(1,222)	—	(1,222)
Balance at March 31, 2024	26,540,030	$265	$306,515	$(272,905)	$(1,415)	$32,460

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(833)	$(1,222)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization	11	12
Depreciation	159	91
Non-cash lease expense	55	60
Bad debt provision	—	21
Stock-based compensation	602	265
Deferred tax	(4)	4
Changes in operating assets and liabilities:
Accounts receivable	580	(144)
Inventory	62	167
Prepaid and other assets	(404)	(246)
Accounts payable	25	(77)
Accrued and other expenses	10	(693)
Lease liabilities	(55)	(60)
Deferred revenue	(148)	642
Total adjustments	893	42
Net cash provided by (used for) operating activities	60	(1,180)
Cash flow from investing activities:
Proceeds from sale of business	688	—
Additions to property and equipment	(2)	(106)
Capitalization of internal-use software development costs	(255)	(100)
Net cash provided by (used for) investing activities	431	(206)
Cash flow from financing activities:
Proceeds from issuances of common stock, net of issuance costs	2,335	—
Net cash provided by financing activities	2,335	—
Increase (decrease) in cash and cash equivalents	2,826	(1,386)
Cash and cash equivalents, beginning of period	17,206	21,670
Cash and cash equivalents, end of period	$20,032	$20,284
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for operating lease liability	$—	$121

See accompanying notes to condensed consolidated financial statements.

iCAD, INC. AND SUBSIDIARIES

(In thousands, except for share and per share data or as noted)

Notes to Condensed Consolidated Financial Statements:

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of iCAD, Inc. and its subsidiaries (“iCAD” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. It is reasonably possible that changes may occur in the near term that would affect management’s estimates with respect to assets and liabilities. In the opinion of the Company’s management, these unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2025, the results of operations of the Company for the three months ended March 31, 2025 and 2024, cash flows of the Company for the three months ended March 31, 2025 and 2024, and stockholders’ equity of the Company for the three months ended March 31, 2025 and 2024.

The Company had recorded $0.7 million in the caption Prepaid expenses and other current assets as of  December 31, 2024 related to an escrow balance owed to the Company from the sale of a former business completed in 2023.  In  February 2025, the Company received the full escrow balance in cash which is reflected in the investing section of Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025.

As discussed in Note 12, on April 15, 2025, the Company entered into an agreement to be acquired by RadNet, Inc.

Although the Company believes that the disclosures made in these interim financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025. The results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any interim or any future period.

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

Risk and Uncertainty

In late  February 2022, Russian military forces launched significant military action against Ukraine. In early  October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated. Sustained conflict and disruption in each region has continued through March 31, 2025 and beyond. Economic, civil, military and political uncertainty  may arise or increase in regions where the Company operates or derives revenue. Further, countries from which the Company derives revenue  may experience military action and/or civil and political unrest;  may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact to the Company has been limited to date, it is not possible to predict the potential outcome should the conflict expand and/or additional sanctions be imposed. For the three months ended March 31, 2025 and 2024, approximately 14% and 18%, respectively, of the Company’s total revenue was derived from customers located outside the United States.

We purchase components of our products from U.S. domestic sources, as well as various global sources. The current U.S. presidential administration has proposed and enacted a number of tariffs on products and raw materials from various countries, which could increase our production costs. If tariffs make purchases of materials from certain jurisdictions untenable, we may also need to obtain materials from other sources, when possible, which could also increase our costs and delay our planned clinical trials and manufacture of our products and product candidates. While the impact to the Company has been limited to date, it is not possible to predict the impact of potential tariffs on the Company’s business and operations.

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

The following table sets forth the Company’s assets which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of March 31, 2025

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$15,868	$—	$—	$15,868
Total Assets	$15,868	$—	$—	$15,868

Fair Value Measurements as of December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets
Money market accounts	$16,520	$—	$—	$16,520
Total Assets	$16,520	$—	$—	$16,520

There were no Level 2 or 3 instruments measured at fair value as of  March 31, 2025 or December 31, 2024.

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

	Three months ended March 31,
	2025	2024
Major Goods/Service Lines
Products and perpetual licenses	$1,245	$2,290
Subscription term licenses	1,785	812
Cloud subscriptions	214	—
Services and support	1,630	1,852
	$4,874	$4,954
Timing of Revenue Recognition
Products and perpetual licenses	Point in time
Subscription term licenses	Point in time
Cloud subscriptions	Over time
Services and support	Over time

Sales Channels
Direct sales force	3,711	3,572
OEM partners	1,163	1,382
	$4,874	$4,954

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

Contract balances

	Balance at	Balance at	Balance at
	March 31, 2025	December 31, 2024	December 31, 2023
Receivables, which are included in ‘Trade accounts receivable’	$6,627	$7,207	$6,392
Current contract assets, which are included in “Prepaid and other assets”	$—	$11	$—
Non-current contract assets, which are included in “other assets”	$—	$—	$157
Contract liabilities, which are included in “Deferred revenue”	$4,852	$5,000	$4,374

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

Changes in deferred revenue from contracts with customers were as follows:

Three Months
Ended March 31,
2025
Balance at beginning of period	$5,000
Deferral of revenue	2,494
Recognition of deferred revenue	(2,642)
Balance at end of period	$4,852

During the three months ended March 31, 2024, the Company recognized $2.3 million of revenue that was included in deferred revenue as of December 31, 2023.

As of March 31, 2025, the aggregate amount of unsatisfied, or partially satisfied, performance obligations from contracts with customers was $4.9 million. The Company expects to recognize approximately $4.0 million of its remaining performance obligations as revenue over the next 12 months. The remainder of the balance is expected to be recognized over the next two to three years.

Note 4– Net Loss per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

A summary of the Company’s calculation of loss per share is as follows:

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(833)	$(1,222)
Shares used in the calculation of basic and diluted net loss per share	26,710	26,354
Net loss per share - basic and diluted	$(0.03)	$(0.05)

The shares of the Company’s common stock issuable upon the exercise of stock options that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive are as follows:

	March 31,
	2025	2024
Stock options	3,064,678	3,015,924
Total	3,064,678	3,015,924

Note 5– Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead and is determined using the first-in, first-out (FIFO) method. On a quarterly basis, management reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and estimated sales forecast, which is based on sales history and anticipated future demand. Inventory consisted of the following at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Raw materials	$460	$545
Work in process	86	42
Finished goods	203	224
Inventory gross	749	811
Inventory reserve	(55)	(55)
Inventory net	$694	$756

Note 6– Goodwill

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

The Company considered indicators of impairment, and there were no triggering events identified, no indication of impairment of the Company’s goodwill and no impairment charges recorded during the three months ended March 31, 2025 or 2024.

Note 7– Long-lived Assets

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

The Company determined there were no such triggering events during the three months ended March 31, 2025 or 2024.

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

ASC 842 includes a number of reassessment and remeasurement requirements for lessees based on certain triggering events or conditions.  There were no impairment indicators identified during the three months ended March 31, 2025 that would require impairment testing of the Company’s right-of-use assets.

Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected to separate the accounting for lease components and non-lease components for real estate and equipment leases.

In  January 2024, in anticipation of the  March 2024 end date of its leased warehouse in Nashua, NH, the Company entered into a 36 month lease for a new warehouse beginning  February 1, 2024 through 2027.  The new warehouse space, also in Nashua, NH, with annual rent payments totaling approximately $46 thousand for the duration of the lease.  The new lease includes an option to extend the term for two one year periods. The Company recorded a right-of-use asset and lease liability upon commencement of the lease for approximately $0.1 million.  The Company did not include an assumed extension in determining the right-of-use asset.

Components of Leases:

The Company has leases for office space and office equipment. The leases expire at various dates through 2028.

		Three Months Ended
Lease Cost	Classification	March 31, 2025
Operating lease cost - Right of Use Asset	Operating expenses	$55

Other information related to leases was as follows:

Three Months
Ended March 31, 2025
Cash paid from operating cash flows for operating leases	$62

As of March 31,
2025
Weighted-average remaining lease term of operating leases (years)	1.7
Weighted-average discount rate for operating leases	7.8%

Maturity of the Company’s lease liabilities as of March 31, 2025 was as follows:

2025	$187
2026	131
2027	4
Total lease payments	322
Less: effects of discounting	(15)
Total lease liabilities	307
Less: current portion of lease liabilities	234
Long-term lease liabilities	$73

Note 9– Stockholders Equity

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

The 2024 Plan provides for the issuance of up to 2,000,000 shares of common stock, from time to time, under the terms of the 2024 Plan.  As of March 31, 2025, there were 1,865,426 shares available for future issuance under the 2024 Plan.

Issuance of common stock

As previously disclosed, on  August 11, 2023, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC whereby the Company, at its discretion,   may issue and sell up to $25 million of shares of the Company's common stock, from time to time, with Craig-Hallum acting as sales agent, by any method deemed to be an “at-the-market” offering, as defined in Rule 415 of the Securities Act, or any method specified in the Sales Agreement. The Company did not sell any shares of its common stock during the year ended  December 31, 2024.  During the three months ended March 31, 2025, the Company sold 825,652 shares of its common stock at a weighted average price of $2.97 per share resulting in cash proceeds of $2.3 million, net of issuance costs.

Stock-Based Compensation

The Company’s stock-based compensation expense, including options and restricted stock by category is as follows:

	Three Months Ended
	March 31,
	2025	2024
Cost of revenue	$—	$1
Engineering and product development	90	56
Marketing and sales	127	62
General and administrative	385	146
	$602	$265

During the three months ended March 31, 2025, the Company granted 134,574 shares of fully vested restricted stock awards to employees. The expense associated with the awards was calculated as the number of gross shares times the grant date closing quoted market price of the Company's stock and totaled $390 thousand.  The expense is included in the table above, primarily in General and administrative and Engineering and product development.  The associated shares were released to employees subsequent to March 31, 2025.

As of March 31, 2025, there was approximately $653 thousand of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 2.46 years.

Options granted under the Company’s stock incentive plans were valued utilizing the Black-Scholes model using the following assumptions and had the following fair values:

	Three Months Ended
	March 31,
	2025	2024
Average risk-free interest rate	4.28%	4.36%
Expected dividend yield	None	None
Expected life (average, in years)	2.8	3.1
Expected volatility	81.8%-94.4%	83.4% to 113.9%
Weighted average exercise price	$2.32	$1.52
Weighted average fair value	$1.23	$0.86

The Company’s 2025 and 2024 average expected volatility and average expected life is based on the average of the Company’s historical information. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company has paid no dividends on its common stock in the past and does not anticipate paying any dividends in the future.

A summary of stock option activity for all stock option plans for the period ended March 31, 2025 is as follows:

	Number of	Weighted Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2024	3,021,298	$4.25	$466
Granted	203,791	$2.32
Exercised	—	$—	$—
Cancelled	(160,411)	$8.58
Outstanding as of March 31, 2025	3,064,678	$3.90	$810
Options Exercisable as of December 31, 2024	1,962,416	$5.59	$192
Options Exercisable as of March 31, 2025	2,063,823	$4.96	$409

During the three months ended March 31, 2025, stock options to purchase 33,291 shares of iCAD common stock vested with a weighted average exercise price of $3.69 and remaining contractual life of 9.9 years.

Note 10– Income Taxes

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which the Company operates and the development of tax planning strategies during the year. As such, there can be significant volatility in interim tax provisions.

Income tax expense was zero and approximately $4 thousand for the three months ended March 31, 2025 and 2024, respectively. The effective tax rates for the three months ended March 31, 2025 and 2024 were less than 1% in each period. The difference between the Company’s effective tax rates in 2025 and 2024 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against all of its net operating loss carryforwards and tax credit carryforwards.

Note 11 – Commitments and Contingencies

Other Commitments

The Company is obligated to pay approximately $3.1 million for firm purchase obligations to suppliers for future product and service deliverables.

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

Note 12 – Agreement to be Acquired by RadNet

On April 15, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with RadNet, Inc., a Delaware corporation (“RadNet”), and Trio Merger Sub, Inc., a wholly owned subsidiary of RadNet (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein and in accordance with the Delaware General Corporation Law, Merger Sub will merge with and into iCAD, with iCAD surviving the Merger and continuing as a wholly owned subsidiary of RadNet (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of iCAD, par value $0.01 per share (“common stock”) (excluding shares held by iCAD as treasury stock or owned by RadNet or Merger Sub or any of their respective subsidiaries, in each case, immediately prior to the Effective Time), will be converted into the right to receive 0.0677 shares (the “Exchange Ratio”) of common stock of RadNet, par value $0.0001 per share (the “RadNet Common Stock”), and, if applicable, cash in lieu of fractional shares, without interest. In connection with the proposed Merger, on May 6, 2025, RadNet filed with the SEC a registration statement on Form S-4 that constitutes a prospectus of RadNet and also includes a proxy statement of iCAD.

The Company expects the transaction to close in either the second or third quarter of the year ending December 31, 2025.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.  Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from those discussed in or implied by these forward-looking statements. Please also refer to the section titled “Special Note Regarding Forward Looking Statements.”

Special Note Regarding Forward Looking Statements

Certain information included in this Item 2 and elsewhere in this Form 10-Q and the documents incorporated by reference herein, that are not historical facts, contain “forward looking statements” within the meaning of the federal securities laws made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the risk that the transaction between the Company and RadNet may not be completed on anticipated terms and timing, or at all, including obtaining regulatory approvals that may be required on anticipated terms and the Company’s stockholder approval; the possibility that any of the anticipated benefits of the transaction will not be realized or will not be realized within the expected time period, the risk that disruptions from the transaction will harm the Company’s business, including current plans and operations and that management's time and attention will be diverted on transaction-related issues; the ability to achieve business and strategic objectives; the risks of uncertainty of patent protection; the impact of supply and manufacturing constraints or difficulties; uncertainty of future sales levels; protection of patents and other proprietary rights; the ability to consummate or derive value from strategic transactions including but not limited to joint ventures; product market acceptance; possible technological obsolescence of products, development and regulatory approval of our products and proposed products increased competition; litigation and/or government regulation; changes in Medicare reimbursement policies; risks relating to our existing and future debt obligations, competitive factors; the effects of a decline in the economy or markets served by the Company; cyber-attacks, acts of terrorism, acts of war, severe weather, a solar event, an electromagnetic event, a natural disaster, the age and condition of information technology assets, human error, or other factors could disrupt the Company’s operations and cause the Company to incur unanticipated losses and expense; and other risks detailed in this report and in the Company’s other filings with the SEC. The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek”, “would”, “could”, “may”, “consider”, “confident” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Planned Merger with RadNet

On April 15, 2025, the Company entered into the Merger Agreement with RadNet, and Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein and in accordance with the Delaware General Corporation Law, the parties will consummate the “Merger,” whereby Merger Sub will merge with and into the Company, with the Company surviving the Merger and continuing as a wholly owned subsidiary of RadNet. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each issued share of iCAD common stock (excluding shares held by the Company as treasury stock or owned by RadNet or RadNet Merger Sub or any of their respective subsidiaries, in each case, immediately prior to the Effective Time), will be converted into the right to receive 0.0677 shares of RadNet's common stock, and, if applicable, cash in lieu of fractional shares, without interest. In connection with the proposed Merger, on May 6, 2025, RadNet filed with the SEC a registration statement on Form S-4 that constitutes a prospectus of RadNet and also includes a proxy statement of iCAD.

The Company expects the transaction to close in either the second or third quarter of the year ending December 31, 2025. The Merger Agreement imposes restrictions on the Company's business and operations during the pendency of the Merger. While the Company does not believe those restrictions are unduly burdensome, they may delay or prevent the Company from taking actions it could otherwise take. Accordingly, the Company's results of operations from before the Merger Agreement may not be comparable to results of operations since the Company entered into the Merger Agreement.

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

The ProFound Detection and Density AI solutions within the ProFound Breast Health Suite are cleared by the US Food & Drug Administration (the "FDA") and have received CE mark and Health Canada licensing. The ProFound Risk solution has received CE mark and Health Canada licensing. Based on the adoption rate of iCAD’s products, and the patient volume of the Company’s customers, iCAD estimates that the suite of ProFound solutions have been used for over 40 million mammograms worldwide in the last five years alone. With over 25 years of experience in AI cancer detection, iCAD has secured 45 patents, completed over 50 clinical studies, and trains its algorithms on one of the largest, most diverse data sets, pulling data regularly from over 100 global locations. The combination of iCAD’s deep experience and unique capabilities differentiate iCAD from its competition and we believe positions the Company as an industry leader, with AI solutions that will continue to be enhanced and improved as the Company upgrades its algorithm models using its extensive data set and research partners. Used by thousands of providers serving millions of patients, certain products within the ProFound Breast Health Suite are available in over 50 countries.

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

We believe that our current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months from the issuance of this Form 10-Q, primarily due to cash on hand of $20.0 million at March 31, 2025 and anticipated revenue and cash collections as well as cost savings actions taken.

Global Conflicts Impact

In late February 2022, Russian military forces launched significant military action against Ukraine. In early October 2023, an armed conflict between Hamas-led Palestinian militant groups and Israeli military forces broke out with a Hamas attack on southern Israel, to which Israeli military forces retaliated. Sustained conflict and disruption in each region has continued and is likely to continue further. Economic, civil, military and political uncertainty may arise or increase in regions where the Company operates or derives revenue. Further, countries from which we derive revenue may experience military action and/or civil and political unrest; may be subject to government export controls, economic sanctions, embargoes, or trade restrictions; and experience currency, inflation, and interest rate uncertainties. While the impact of the aforementioned global conflicts to us has been limited to date, it is not possible to predict the potential outcome should such conflicts continue or expand and/or additional sanctions be imposed. For the three months ended March 31, 2025 and 2024, approximately 14% and 18%, respectively, of the Company's revenue was derived from customers located outside the United States.

Tariffs Impact

We purchase components of our products from U.S. domestic sources, as well as various global sources. The current U.S. presidential administration has proposed and enacted a number of tariffs on products and raw materials from various countries, which could increase our production costs. If tariffs make purchases of materials from certain jurisdictions untenable, we may also need to obtain materials from other sources, when possible, which could also increase our costs and delay our planned clinical trials and manufacture of our products and product candidates. While the impact to the Company has been limited to date, it is not possible to predict the impact of potential tariffs on the Company’s business and operations.

Critical Accounting Estimates

Our discussion and analysis of financial condition, results of operations, and cash flows are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company considers an accounting estimate to be critical to the financial statements if the estimate is complex in nature, requires judgment, and if different estimates were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, the Company evaluates its estimates and the application of its policies. The Company bases its estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. See the section entitled "Critical Accounting Estimates" in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 for further discussion.

Due to global armed conflicts and related political uncertainty, as well as dramatic inflation, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Other than as described herein, there have been no additional material changes to our critical accounting estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. For a comprehensive list of our critical accounting estimates, reference should be made to the 2024 10-K.

Results of Operations (in thousands, except share data or as noted)

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Revenue

Three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Product revenue	$3,244	$3,102	$142	4.6%
Services	1,630	1,852	(222)	(12.0)%
Total revenue	4,874	4,954	(80)	(1.6)%

Total revenue decreased by approximately $80 thousand or 1.6%, from $5.0 million for the three months ended March 31, 2024 to $4.9 million for the three months ended March 31, 2025. The decrease is due primarily to lower services revenue resulting from customer migrations to our subscription licenses and our cloud model, which currently remains a small portion of the Company’s total revenue. We believe this trend could accelerate and we have begun to shift our marketing efforts to a subscription and cloud model.

Product revenue increased by approximately $142 thousand, or 4.6%, from $3.1 million for the three months ended March 31, 2024 to $3.2 million for the three months ended March 31, 2025. The overall increase is due primarily to higher software license revenue, including the impact of our transition to a subscription and cloud model.

Services revenue, which is primarily sold to direct customers, decreased by approximately $222 thousand or 12.0%, from $1.9 million for the three months ended March 31, 2024 to $1.6 million for the three months ended  March 31, 2025.  The decrease is partially due to customers previously on service contracts being migrated to subscription licenses and our cloud model.

Cost of Revenue and Gross Profit:

Three months ended March 31, 2025 and 2024:

Cost of Revenue and Gross Profit:	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Products	$213	$480	$(267)	(55.6)%
Services	358	321	37	11.5%
Amortization and depreciation	114	40	74	185.0%
Total cost of revenue	$685	$841	$(156)	(18.5)%

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Gross profit	$4,189	$4,113	$76	1.8%

Gross profit for the three months ended March 31, 2025 was approximately $4.2 million, or 86% of revenue, as compared to $4.1 million, 83% of revenue, for the three months ended March 31, 2024.

Cost of products decreased by approximately 55.6%, from $480 thousand for the three months ended March 31, 2024 to $213 thousand for the three months ended March 31, 2025. The decrease is due primarily to the mix of products, including hardware, sold over the comparable periods.

Cost of services was approximately flat for the three months ended March 31, 2024 and March 31, 2025.

Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, increased by approximately $74 thousand, or 185.0%, from $40 thousand for the three months ended March 31, 2024 to $114 thousand for the three months ended March 31, 2025. The increase results from the expense associated with the Company's ProFound Cloud solution which went live in March 2024.

Operating Expenses:

Three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses:
Engineering and product development	$1,476	$1,507	$(31)	(2.1)%
Marketing and sales	1,533	2,082	(549)	(26.4)%
General and administrative	2,253	1,902	351	18.5%
Amortization and depreciation	56	63	(7)	(11.1)%
Total operating expenses	$5,318	$5,554	$(236)	(4.2)%

Operating expenses decreased by approximately $236 thousand, or 4.2%, from $5.6 million in the three months ended March 31, 2024 to $5.3 million in the three months ended March 31, 2025.

Engineering and Product Development. Engineering and product development costs were approximately flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2025.

Marketing and Sales. Marketing and sales expenses decreased by approximately $549 thousand, or 264.4%, from $2.1 million in the three months ended March 31, 2024 to $1.5 million in the three months ended March 31, 2025. The decrease was primarily related to lower personnel costs outside the US.

General and Administrative. General and administrative expenses increased by approximately $351 thousand, or 18.5%, from $1.9 million in the three months ended March 31, 2024 to $2.3 million in the three months ended March 31, 2025.  The increase was primarily related to expenses associated with the announced acquisition by RadNet subsequent to March 31, 2025.

Amortization and Depreciation. Amortization and depreciation, which relates primarily to intangible assets and depreciation of property and equipment, was approximately flat when comparing the three months ended March 31, 2024 to the three months ended March 31, 2025.

Other Income and Expense:

Three months ended March 31, 2025 and 2024:

Other Income and Expense:
	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest income	$172	$203	$(31)	(15.3)%
Other income, net	124	20	104	520.0%
	$296	$223	$73	32.7%
Tax expense	$—	$(4)	$4	(100.0)%

Interest income. Interest income decreased by approximately $31 thousand, or 15.3%, from $203 thousand for the three months ended March 31, 2024 to $172 thousand for the three months ended March 31, 2025. The decrease results from lower invested balances at lower interest rates in 2025 compared to 2024.

Other income, net. Other expense was $20 thousand for the three months ended March 31, 2024 compared to income of $124 thousand during the three months ended March 31, 2025.

Tax expense. Income tax expense was zero and approximately $4 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively. The effective tax rates for the three months ended March 31, 2025 and 2024 were less than 1% in each period. The difference between the Company’s effective tax rates in 2025 and 2024 compared to the U.S. statutory tax rate of 21% is primarily due to changes in valuation allowances associated with the Company’s assessment of the likelihood of the recoverability of deferred tax assets. The Company has valuation allowances against all of its net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources (in thousands, except as noted)

The Company believes that its cash and cash equivalents balance of $20.0 million as of March 31, 2025, and projected cash balances are sufficient to sustain operations through at least the next 12 months from the issuance of this Form 10-Q. The Company’s ability to generate cash adequate to meet its future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing, although there are no guarantees that the Company will be able to obtain the financing if necessary. We will continue to closely monitor liquidity and the capital and credit markets.

The Company had net working capital of $20.4 million as of March 31, 2025.  The ratio of current assets to current liabilities at March 31, 2025 and December 31, 2024 was 3.66 and 3.50, respectively.

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used for) operating activities	$60	$(1,180)
Net cash provided by (used for) investing activities	431	(206)
Net cashed provided by financing activities	2,335	—
Increase (decrease) in cash and equivalents	$2,826	$(1,386)

Net cash provided by operating activities for the three months ended March 31, 2025 was $60 thousand, compared to net cash used for operating activities of $1.2 million for the three months ended March 31, 2024. The improvement in net cash used for operating activities for the three months ended March 31, 2025 resulted primarily from the Company’s focus on cost saving initiatives as well as timing associated with working capital accounts.  We expect that net cash used for or provided by operating activities to fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the timing of when we recognize revenue, collections of accounts receivable, inventory expansion due to supply chain risk, and the timing of other payments.

Net cash used provided by investing activities for the three months ended March 31, 2025 was $431 thousand, compared to net cash used for investing activities of $206 thousand for the three months ended March 31, 2024.  Net cash provided by investing activities for the three months ended March 31, 2025 was primarily driven by the final cash proceeds related to the sale of the Company's former Xoft business which was sold in 2023.  The net cash used for investing activities for the three months ended March 31, 2024 was primarily related to the completion of the ProFound Cloud software project.

Net cash provided by financing activities for the three months ended March 31, 2025 was $2.3 million related to sales of our common stock.

The Company is obligated to pay approximately $3.1 million for firm purchase obligations to suppliers for future product and service deliverables.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.        Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, as of March 31, 2025, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective at a reasonable level of assurance.

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

There were no changes to the Company's internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected or which are reasonably likely to materially affect internal control over financial reporting.

PART II OTHER

INFORMATION

Item 1A.        Risk Factors:

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025 (our "Annual Report"), which we strongly encourage you to review. Other than as set forth below, there have been no material changes to the risk factors described in the Annual Report.

The Exchange Ratio is fixed and will not be adjusted in the event of any change in either RadNet’s or the Company’s stock price. Therefore, the Company’s stockholders cannot be sure of the value of the Merger Consideration they will receive.

If the Merger is completed, each share common stock outstanding immediately prior to the Merger (except for the excluded shares) will automatically be converted into the right to receive 0.0677 shares of RadNet Common Stock, with any cash proceeds from the sale of fractional shares. This Exchange Ratio was fixed in the Merger Agreement and will not be adjusted for changes in the market price of either RadNet Common Stock or the Company’s common stock. Any change in the market price of RadNet Common Stock prior to completion of the Merger could affect the value of the consideration that the Company’s stockholders will receive upon completion of the Merger.

It is impossible to accurately predict the market price of RadNet Common Stock at the completion of the Merger and, therefore, impossible to accurately predict the market value of the shares of RadNet Common Stock that the Company’s stockholders will receive in the Merger. The market price for RadNet Common Stock has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate from the date of this report to the date of the special meeting of the Company’s stockholders (the “Special Meeting”), and the date the Merger is completed and thereafter. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in RadNet’s and the Company’s respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed, the timing of the Merger and regulatory considerations, the public’s response to press releases or other public announcements by RadNet, the Company or third parties, announcements relating to litigation and investor perceptions of the investment opportunity associated with shares of RadNet Common Stock and shares of the Company’s common stock relative to other investment alternatives. Many of these factors are beyond RadNet’s and the Company’s control and neither the Company nor RadNet are permitted to terminate the Merger Agreement solely due to a decline in the market price. As a result, the market value represented by the Exchange Ratio will also vary. Accordingly, at the time of the Special Meeting, the Company stockholders will not know or be able to determine the market value of the Merger Consideration they would be entitled to receive upon completion of the Merger. You are urged to obtain current market quotations for each of the RadNet Common Stock and the Company’s common stock traded on The Nasdaq Global Market and The Nasdaq Capital Market, respectively (trading symbols “RDNT” and “ICAD”, respectively).

The Company may have difficulty attracting motivating and retaining employees in light of the Merger.

Uncertainty about the effect of the Merger on the Company employees may impair the Company’s ability to attract, retain and motivate personnel prior to and following the Merger.  Employee retention may be particularly challenging during the pendency of the Merger, as employees of the Company may experience uncertainty about their future roles.  In addition, pursuant to certain change-in-control provisions set forth in employment-related agreements with the Company, each executive officer and certain other key employees of the Company are eligible to receive cash severance and continued health benefits and, under certain agreements, accelerated vesting of all unvested stock options and any other equity awards assumed by RadNet in the Merger, in each case, in the event the employee resigns for “good reason” (as such term is defined in the applicable agreement) within a certain period of time following the Merger.  In general, such employees potentially could resign for “good reason” as a result of certain changes to their job titles and/or a material diminution in their position, authority, duties and/or responsibilities following the Merger if the Company does not remedy the “good reason” condition pursuant to a process set forth in their agreements.  If employees of the Company depart, the integration of the Company may be more difficult and RadNet’s business following the Merger may be harmed. Furthermore, RadNet may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the businesses of RadNet or the Company, and RadNet’s ability to realize the anticipated benefits of the Merger may be adversely affected. In addition, there could otherwise be disruptions to or distractions for the workforce and management associated with integrating employees into RadNet.

Completion of the Merger is subject to certain conditions and if these conditions are not satisfied, waived or fulfilled in a timely manner, the Merger may be delayed or not completed.

The obligation of each of RadNet, the Company and Merger Sub to complete the Merger is subject to the satisfaction (or, to the extent permitted by applicable law, waiver) of a number of conditions.

Many of the conditions to completion of the Merger are not within either the Company’s or RadNet’s control, and neither company can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the Outside Date, it is possible that the Merger Agreement may be terminated. Although the Company and RadNet have agreed in the Merger Agreement to cooperate with each other and use (and to cause their respective subsidiaries to use) their respective reasonable best efforts to consummate the transactions contemplated by the Merger Agreement and cause the conditions to the Merger to be satisfied as promptly as reasonably practicable, these and other conditions to the completion of the Merger may fail to be satisfied. In addition, satisfying the conditions to and completion of the Merger may take longer, and could cost more, than the Company and RadNet expect.

Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent the Merger from occurring. Any delay in completing the Merger may adversely affect the cost savings and other benefits that the Company and RadNet expect to achieve if the Merger and the integration of the companies’ respective businesses are not completed within the expected time frame.

There can be no assurance that the conditions to the Closing of the Merger will be satisfied, waived or fulfilled in a timely fashion or that the Merger will be completed.

If the Merger were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s stockholders may be required to pay substantial U.S. federal income taxes.

The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and the Company and RadNet intend to report the Merger consistent with such qualification. However, the Closing is not conditioned upon the receipt of an opinion of counsel or a ruling from the IRS that the Merger will so qualify, and neither RadNet nor the Company intends to request an opinion of counsel  or a ruling from the IRS regarding the U.S. federal income tax consequences of the Merger.  Consequently, no assurance can be given that the Merger will so qualify, that the IRS will not challenge such qualification or that a court would not sustain such a challenge. If the Merger were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a U.S. holder of the Company’s common stock generally would recognize gain or loss for U.S. federal income tax purposes upon the exchange of the Company’s common stock for RadNet Common Stock in the Merger.

Please consult your tax advisors as to the specific tax consequences to you of the Merger, including the consequences if the Merger were to fail to qualify as a “reorganization.”

The Company’s business relationships may be subject to disruption due to uncertainty associated with the Merger.

Parties with which the Company does business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with the Company. The Company’s business relationships may be subject to disruption as parties with which the Company does business may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Company or RadNet may waive one or more of the closing conditions without re-soliciting stockholder approval.

The Company or RadNet may determine to waive, in whole or part, one or more of the conditions to Closing prior to being obligated to consummate the Merger. Any determination whether to waive any conditions to Closing, or to re-solicit stockholder approval or to amend or supplement the proxy statement/prospectus to be filed in connection with the Merger as a result of such a waiver, will be made by the Company or RadNet, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

Completion of the Merger may trigger change in control or other provisions in certain agreements to which the Company is a party.

The Company is a party to certain commercial agreements that give the counterparty certain rights following a “change in control,” including in some cases the right to terminate such agreements. Under some such agreements, the Merger may constitute a change in control and therefore the counterparty may exercise certain rights under the agreement upon the Closing of the Merger. Any such counterparty may request modifications of its respective agreements as a condition to granting a waiver or consent under its agreement. There is no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available and/or requiring payment of substantial financial penalties. Under the terms of the Merger Agreement, the Company has agreed to use commercially reasonable efforts to obtain all third-party consents or approvals, and provide all notices to third-parties, in each case to the extent reasonably requested by RadNet in writing and required in connection with the Merger.

The Company’s directors and executive officers have interests in the Merger that may be different from, or in addition to, your interests as a stockholder of the Company or as a stockholder of RadNet.

In considering the recommendation of the Company’s Board of Directors (the “Board”) to vote for the adoption of the Merger Agreement, the Company’s stockholders should be aware that the directors and executive officers of the Company have interests in the Merger that may be different from, or in addition to, the interests of the Company’s stockholders generally.  In connection with the Merger, shares of the Company’s common stock owned by the directors and executive officers of the Company will be converted into the right to receive a number of shares of RadNet Common Stock, and RadNet will assume Eligible iCAD Options (as defined in the Merger Agreement) held by each of the directors and executive officers of the Company at the time of the Merger.  In addition, all unvested outstanding Eligible iCAD Options held by each member of the Board immediately prior to the Effective Time will accelerate and automatically vest and become exercisable as of immediately prior to the Effective Time, and certain cash bonuses will become payable to the Company’s Chief Executive Officer and Chief Financial Officer upon closing of the Merger.  Moreover, pursuant to certain change-in-control provisions set forth in an employment-related agreement with the Company, each executive officer of the Company is eligible to receive cash severance, continued health benefits and accelerated vesting of all unvested stock options and any other equity awards assumed by RadNet in the Merger in the event such executive officer’s employment is terminated without “cause” by the Company or the executive officer resigns for “good reason” (as such terms are defined in the applicable agreement) within a certain period of time following the Merger.  The Merger Agreement also generally provides that, no later than 10 business days prior to the Effective Time, the Board may approve an amendment to the exercise provisions applicable to certain Company options, including certain Company options held by the directors and executive officers of the Company, such that, effective as of immediately prior to the Effective Time, the portion of all such Company options that is vested and exercisable will be exercisable for a period of the greater of (a) one year following the Closing Date and (b) the exercise period set forth in the applicable award agreement (after giving effect to any applicable acceleration provisions), subject to certain limitations and exceptions.  The Board was aware of these interests and considered them, among other matters, in evaluating and negotiating the Merger Agreement and approving the Merger, and in making its recommendation that the Company stockholders vote to adopt the Merger Agreement.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company for greater consideration than what RadNet has agreed to pay pursuant to the Merger Agreement.

The Merger Agreement contains provisions that make it more difficult for the Company to be acquired by, or enter into certain alternative transactions with, a third party. The Merger Agreement contains certain provisions that restrict the Company’s ability to, among other things, solicit, directly or indirectly, solicit, initiate or knowingly encourage, or take any other action to knowingly facilitate, any inquiries relating to, the submission of, or the making of, any proposal the consummation of which would constitute an Alternative Transaction, or cooperate in any way with any person, with respect to any Alternative Transaction (as defined in the Merger Agreement) or amend or grant any waiver of any standstill or similar agreement. In addition, following receipt by  the Company of any alternative transaction proposal that constitutes a Superior Offer, RadNet will have an opportunity to offer to modify the terms of the Merger Agreement before the Board may effect a change in the recommendation of the Merger. These provisions could discourage a potential third-party acquiror, strategic transaction partner or business combination partner that might have an interest in acquiring or combining with all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction.

If the Merger Agreement is terminated and either RadNet or the Company determines to seek another business combination transaction, RadNet or the Company may not be able to successfully negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of the Company.

If the Merger is not completed for any reason, including as a result of the Company’s stockholders failing to adopt the Merger Agreement or any other condition not being satisfied or waived, the ongoing businesses of the Company may be adversely affected, and, without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including the following:

●	the Company may experience negative reactions from the financial markets, including negative impacts on its stock price;

●	the Company may experience negative reactions from its customers, vendors and other business partners, regulators and employees;

●	the Company will be required to pay certain costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, whether or not the Merger is completed;

●

the Merger Agreement places certain restrictions on the conduct of the Company’s businesses prior to completion of the Merger, and such restrictions, the waiver of which is subject to the written consent of RadNet, and subject to certain exceptions and qualifications, may prevent the Company from taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that the Company would have made, taken or pursued if these restrictions were not in place;

●

matters relating to the Merger  will require substantial commitments of time and resources by the Company management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company as an independent company;

●

in the event of a termination of the Merger Agreement under certain circumstances specified in the Merger Agreement, the Company may be required to pay a termination fee to RadNet of $1,000,000, plus up to $2,000,000 of all documented fees and expenses of RadNet incurred in connection with the negotiation and performance of the Merger Agreement and the transactions contemplated thereby; and

●

litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company or RadNet preventing the performance of their respective obligations pursuant to the Merger Agreement.

There can be no assurance that the risks described above will not materialize. If the Merger is not completed, these risks may materialize and may materially and adversely affect the Company’s businesses, financial condition, financial results, ratings, stock prices and/or bond prices.

The shares of RadNet Common Stock to be received by the Company’s stockholders upon completion of the Merger will have different rights from shares of the Company’s common stock.

Upon completion of the Merger, the Company’s stockholders will no longer be stockholders of the Company, but will instead become stockholders of RadNet, and their rights as stockholders will be governed by the RadNet Certificate of Incorporation and the RadNet Bylaws. The terms of the RadNet Certificate of Incorporation and the RadNet Bylaws may be materially different than the terms of the Company certificate of incorporation and bylaws, each as respectively amended or restated through the date hereof, which currently govern the rights of the Company’s stockholders.

After the Merger, the Company’s stockholders, as a group, will have a significantly lower ownership and voting interest in RadNet than they currently have in the Company and will exercise less influence over management.

Under the terms of the agreement, the Company’s stockholders will receive 0.0677 shares of RadNet Common Stock for each share of the Company’s common stock they hold at the Effective Time. Based on (i) the Exchange Ratio of 0.0677 and (ii) the number of shares of the Company’s common stock and Eligible iCAD Options outstanding as of the record date for the Special Meeting, RadNet will issue a certain number of shares of RadNet Common Stock pursuant to the Merger Agreement, provided that if additional Company equity awards are granted to certain Company employees as permitted under the Merger Agreement, RadNet may be required to reserve additional shares of RadNet Common Stock for issuance. RadNet has a significantly larger market capitalization than the Company.  Based upon the foregoing and the estimated number of shares of the Company’s common stock that are expected to be outstanding immediately prior to the consummation of the Merger, former Company stockholders, as a group, will have materially less influence over the management and policies of RadNet than they currently have over the management and policies of the Company.

The Company’s stockholders are not entitled to appraisal rights in connection with the Merger.

Appraisal rights are statutory rights that enable stockholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the applicable transaction. Under Delaware law, holders of shares of the Company’s common stock will not have rights to an appraisal of the fair value of their shares in connection with the Merger.

Potential litigation against the Company could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits are unsuccessful, defending against them can result in substantial costs.

Stockholders of the Company may file lawsuits against RadNet, the Company and/or the directors and officers of either company in connection with the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to the Company and/or RadNet, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

The Company will incur significant transaction and Merger-related costs in connection with the Merger.

The Company expect to incur a number of non-recurring costs associated with the Merger and combining the operations of the two companies. The significant, non-recurring costs associated with the Merger include, among others, fees and expenses of financial, legal, accounting and other advisors and representatives, certain employment-related costs relating to employees of the Company and filing fees and printing and mailing costs for the proxy statement/prospectus. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives and filing fees for the proxy statement/prospectus.

The Company may not have discovered certain liabilities or other matters related to RadNet and RadNet may not have discovered certain liabilities or other matters related to the Company, which may adversely affect the future financial performance of RadNet following the Merger.

In the course of the due diligence review that each of RadNet and the Company conducted prior to the execution of the Merger Agreement, RadNet and the Company may not have discovered, or may have been unable to properly quantify, certain liabilities of the other party or other factors that may have an adverse effect on the business, results of operations, financial condition and cash flows of RadNet following the Merger or on the market price of RadNet Common Stock issued pursuant to the Merger Agreement after the consummation of the Merger, and neither RadNet stockholders nor the Company stockholders will be indemnified or otherwise compensated for any of these liabilities or other adverse effects resulting from other factors.

Former stockholders of the Company may be required to surrender necessary documents, duly executed and on a timely basis, to the exchange agent in order to receive their shares of RadNet Common Stock or their cash in lieu of fractional shares, if any, and if such Company stockholders fail to surrender all necessary documents, duly executed and on a timely basis, to the exchange agent, such former Company stockholders may experience a delay in receiving RadNet Common Stock or their cash in lieu of fractional shares, if any.

Former Company stockholders that hold their common stock as certificates or book entry shares but not through The Depository Trust Company, are required to surrender necessary documents, duly executed and on a timely basis, to the exchange agent in order to receive their RadNet Common Stock, or their cash in lieu of fractional shares, if any. Former Company stockholders who are required to surrender all necessary documents, duly executed and on a timely basis, to the exchange agent and who fail to do so may experience a delay prior to receiving their RadNet Common Stock, or their cash in lieu of fractional shares, if any. Until the distribution of RadNet Common Stock to the individual stockholder has been completed, the relevant holder of RadNet Common Stock will not be able to sell its RadNet Common Stock. Consequently, in case the market price for RadNet Common Stock should decrease during that period, the relevant stockholder would not be able to stop any losses by selling RadNet Common Stock. Similarly, the relevant former Company stockholder who is entitled to receive cash in lieu of fractional shares will not be able to invest the cash until the distribution to the relevant stockholder has been completed, and they will not receive any interest payments for this time period.

Item 5.             Other Information:

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.        Exhibits

Exhibit No.	Description

2.1†

Agreement and Plan of Merger, dated as of April 15, 2025, by and among RadNet, Inc., iCAD, Inc., and Trio Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2025).

10.1	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*         Filed herewith

**       Furnished herewith

†         Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iCAD, Inc.
(Registrant)

Date: May 13, 2025	By:	/s/ Dana Brown
	Name: Title:	Dana Brown Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Eric Lonnqvist
	Name: Title:	Eric Lonnqvist Chief Financial Officer (Principal Financial Officer)